Form 10-K
period 2011-12-31
BGC Partners, Inc.
filed 2012-03-15
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2011 as reported on NASDAQ, was approximately $610,190,168.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2012
Class A Common Stock, par value $0.01 per share	103,821,978 shares
Class B Common Stock, par value $0.01 per share	34,848,107 shares

DOCUMENTS INCORPORATED BY REFERENCE.

BGC Partners, Inc.

2011 FORM 10-K ANNUAL REPORT

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

•

our relationships with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, including Cantor Fitzgerald & Co. (“CF&Co”), any related conflicts of interest, competition for and retention of brokers and other managers and key employees, support for liquidity and capital and other relationships, including Cantor’s holding of our 8.75% Convertible Notes, CF&Co’s acting as our sales agent under our controlled equity or other offerings, and CF&Co’s acting as our financial advisor in connection with one or more business combinations or other transactions;

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

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases of limited partnership interests of BGC Holdings, L.P. (“BGC Holdings”), or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•

the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible securities, our repurchase of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% Convertible Notes and counterparties to our capped call transactions, and resales of shares of our Class A common stock acquired from us or Cantor, including pursuant to our employee benefit plans, conversion of our 8.75% Convertible Notes and 4.50% Convertible Notes, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution shares;

The foregoing risks and uncertainties, as well as those risks discussed under the headings “Item 1A—Risk Factors,” “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Risk” and elsewhere in this Form 10-K, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (the “SEC”), and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Throughout this document BGC Partners, Inc. is referred to as “BGC” and, together with its subsidiaries, as the “Company,” “BGC Partners,” “we,” “us,” or “our.”

Our Business

We are a leading global brokerage company primarily servicing the wholesale financial markets, specializing in the brokering of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commercial real estate, property derivatives, commodities, futures and structured products. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, property and facilities management, and other back-office services to a broad range of financial and non-financial institutions. The Company’s integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over the counter (“OTC”) or through an exchange.

Through its eSpeed, BGC Trader™ and BGC Market Data brands, BGC Partners offers financial technology solutions, market data, and analytics related to select financial instruments and markets. Through its Newmark Knight Frank brand, the Company offers commercial real estate tenants, owners, investors and developers a wide range of brokerage services as well as property and facilities management. The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. BGC has offices in over 35 major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Chicago, Copenhagen, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich. In addition, we have more than two dozen other offices.

As of December 31, 2011, we had 2,147 brokers and salespeople across more than 220 desks and products. In 2011, we processed approximately 27.3 million transactions, totaling approximately $194.1 trillion notional on our hybrid and fully electronic platforms.

Our History

Our voice brokerage business originates from one of the oldest and most established inter-dealer franchises in the financial intermediary industry. Cantor started our brokerage operations in 1972. In 1996, Cantor launched the eSpeed system, which revolutionized the way government bonds are traded in the inter-dealer market by providing a fully electronic trading marketplace. eSpeed, Inc. (“eSpeed”) completed an initial public offering in 1999 and began trading on NASDAQ, yet remained one of Cantor’s controlled subsidiaries. Following eSpeed’s initial public offering, Cantor continued to operate its inter-dealer voice brokerage business separately from eSpeed.

Prior to the events of September 11, 2001, our brokerage business was widely recognized as one of the leading full-service wholesale inter-dealer brokers in the world with a rich history of developing innovative technological and financial solutions. After September 11, 2001 and the loss of the majority of our U.S.-based employees, our voice brokerage business operated primarily in Europe.

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

•

December 2007—We and several other leading financial institutions announced the establishment of a fully electronic futures exchange. We hold an approximate 26% voting interest in the exchange’s operating limited partnership, ELX Futures, L.P., and its holding company general partner, ELX Futures Holdings LLC (together “ELX”). Affiliates of Bank of America/Merrill Lynch, Barclays Capital, Breakwater, Citigroup, Credit Suisse, Deutsche Bank Securities, GETCO, Goldman Sachs, JPMorgan, Morgan Stanley, PEAK6, and The Royal Bank of Scotland also hold a minority interest in each such entity;

•	March 2008—Radix, an OTC energy broker based in Singapore;

•

June 2009—Liquidez Distribuidora de Títulos e Valores Mobiliários Ltda. (“Liquidez”), a Brazilian financial institution and interdealer broker with offices in Sao Paulo and Rio de Janeiro. This acquisition enabled us to enter the Brazilian market, which is fast becoming one of the world’s major economies, and will provide a platform for further expansion in Brazil and Latin America;

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

•	August 2010—Various assets and businesses of Mint Partners and Mint Equities in the U.K.;

•

October 2011—All of the outstanding shares of Newmark & Company Real Estate, Inc., a leading U.S. commercial real estate brokerage and advisory firm serving corporate and institutional clients, plus a controlling interest in its affiliated companies, encompassing approximately 425 brokers. Newmark & Company Real Estate, Inc. operates as Newmark Knight Frank (“Newmark” or “Newmark Knight Frank”) in the United States and is associated with London-based Knight Frank; and

•	February 2012—We announced our agreement to purchase certain assets of Grubb & Ellis Company (“Grubb”), subject to Bankruptcy Court approval.

Brokerage Industry Overview

Wholesale market participants and institutions, such as major banks, investment banks and broker-dealer firms, continue to look to marketplace firms that are able to meet the bulk of their outside trading needs in a broad range of products across geographies. These wholesale market participants continue to display a willingness to use the services of brokers who are able to provide timely and valuable pricing information, strong execution capabilities, strong service and the liquidity necessary for such market participants to execute their desired transactions.

In the financial markets, derivatives are increasingly being used to manage risk or to take advantage of the anticipated direction of a market by allowing holders to guard against gains or declines in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rate movements, equity ownership, changes in the value of foreign currency, credit defaults by large corporate and sovereign debtors and changes in the prices of commodity products. Demand from financial institutions, financial services intermediaries and large corporations has increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for inter-dealer brokers such as BGC brokers who service these financial institutions.

The OTC markets have grown faster than exchange-traded markets over the past decade. According to the Bank for International Settlements (the “BIS”), the underlying OTC and exchange-traded derivative markets traditionally served by inter-dealer brokers have experienced compound annual growth rates, which we refer to as “CAGR,” of approximately 19% and 13%, respectively, based on notional amounts outstanding from December 31, 2001 through June 30, 2011.

The following figures come from the BIS: As of June 30, 2011, the notional amount outstanding for all OTC derivatives was $708 trillion, up 601% from $101 trillion in December 2001 and up 21% year over year. The notional amount outstanding for all exchange traded derivatives was $83 trillion on June 30, 2011, up 246% from $24 trillion on December 31, 2001 and up 9% year over year. The notional amount outstanding for all domestic and international debt securities was approximately $100 trillion on June 30, 2011, up over 170% from approximately $37 trillion on December 31, 2001.

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

To the extent the trading of a financial instrument requires customization, the relevant market tends to be more illiquid. Illiquid markets generally have fewer market participants, less price transparency, higher spreads and lower trading volumes. Complex financial instruments that are traded OTC tend to be illiquid and are traded primarily by more sophisticated buyers and sellers. In financial markets, brokers facilitate trading in less liquid markets by providing price discovery, preserving anonymity in matched principal trades, matching buyers and sellers on a name give-up basis in agency transactions and providing market intelligence to their customers. “Name give-up” transactions refer to those transactions where the inter-dealer broker acts as an agent and the identity of the two counterparties is disclosed once the trade is completed as opposed to “matched principal” trades where anonymity is preserved even after the transaction is completed. In a “matched principal transaction” BGC Partners agrees to simultaneously buy securities or derivatives from one client and to sell them to another client. In both agency and matched principal transactions, customers decide to execute a trade and inter-dealer brokers effectively source the counterparties for those trades. Inter-dealer brokers are particularly helpful in facilitating large or non-standardized transactions due to their in-depth market knowledge and access to potential counterparties.

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

For more liquid OTC markets, such as certain U.S. Treasury, cash foreign exchange, and credit derivative index products, electronic marketplaces have emerged as the primary means of conducting transactions and creating markets. In an electronic marketplace, substantially all of the participants’ actions are facilitated through an electronic medium, such as a private electronic network, or over the Internet, which reduces the need for actual face-to-face or voice-to-voice participant interaction to those functions where people provide the greatest value. For many market participants, the establishment of electronic marketplaces has created access to new opportunities while increasing trading profits, investment returns and market volumes, all while making possible the creation of new financial products and strategies that have further contributed to increased market volumes. These increased trading volumes have in turn driven increased demand for newer, ever-more sophisticated financial technology products.

Most large exchanges worldwide, including most exchanges in the U.S., France, Canada, Germany, Japan, Sweden, Switzerland and the U.K., are now partially or completely electronic. Additionally, even in markets for less commoditized products where customers place orders through a voice-broker who implements a transaction electronically, the customers of inter-dealer brokers may benefit from liquidity, pricing, robust interactive trading, post-trade processing and other technology services. Further, we believe that market participants will seek to outsource customized solutions for the electronic distribution of their products to avoid the difficulty and cost of developing and maintaining their own electronic solutions, and to improve the quality and reliability of these solutions.

While some products may evolve from illiquid markets to liquid markets, new products are continually being developed. Historically, as markets evolve and participants look to separate or isolate risks, certain products will tend to exhibit correlations and pricing relationships leading to the development of new derivative products.

The chart below presents the growth of certain OTC and exchange-traded markets from December 31, 2001 to June 30, 2011.

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

•

The increased allocation of capital for trading and position-taking by banks and hedge funds and the search for yield among global investors led to growth in structured credit and equity products, thereby creating and reinforcing the need for efficient execution. In the aftermath of the collapse of Lehman Brothers and the government takeover of AIG, a global credit crisis ensued, as banks and other lending organizations became more reluctant to extend credit to customers and each other. As a result, demand for structured products has been more muted for the past years.

•

Since the onset of the credit crises in late 2007, the largest banks, trading firms, and their institutional customers have allocated more of their trading capital away from structured products and into more liquid asset classes and those with relatively lower margin requirements, such as corporate bonds, equity derivatives, interest rate swaps, and government bonds. As a result, these products have generally performed better than more structured and bespoke products for our largest customers over the last several quarters.

•

With yields at historical lows, many industrialized countries, including the United States, France, Germany and the United Kingdom, have increased their issuance of sovereign debt, taking advantage of low interest rates to help finance growing budget deficits. G-20 governments continue to fund financial system rescues and fiscal stimulus packages as a result of the global financial crises and ensuing recessions. For example, SIFMA estimated for the year ended December 31, 2011, U.S. Treasury and Agency debt issuance increased by 67% versus 2007, while the US Congressional Budget Office (CBO) recently estimated that Federal debt outstanding will grow by over 70% over the ten years ending 2022. The CBO projects that, under current law, gross federal debt will increase in every year of the 2011–2022 period, reaching $23.6 trillion in 2022. Similarly, the European Commission estimates the gross governmental debt for all European Union countries will increase from approximately 59% of EU GDP in 2007 to over 88% in 2012. We therefore expect global sovereign debt issuances to increase for the foreseeable future. In addition, governments around the world will need to roll over most of their existing debt over the next few years. This should drive demand for the trading of OTC and listed Rates products, both in cash and derivatives.

•

Strong gross domestic product growth over the past decade in key emerging market countries such as Brazil, Russia, India, and China has led to increased demand for basic commodities such as copper, platinum, crude oil, gas and natural gas. While the recent slowdown in the global economy briefly lowered aggregate demand for many such commodities globally, volumes for these markets for most of 2011 was high by historical standards, all of which has led to higher demand for hedging instruments such as energy and commodity futures and derivatives.

•

The continued liberalization of emerging markets, increases in global cross-border trading in goods and services, and the opening and growth of local currency and fixed income markets have led to increased global demand for currency and fixed income hedging instruments as global trade continues to expand.

•

As a result of these and other trends, volumes for many of the most liquid exchange-traded derivatives and OTC markets improved year-over-year in 2011. For example, in 2011, Options Clearing Corporation (OCC) total U.S. equity option volumes increased by approximately 17% versus 2010. ICE reported year-over-year increases in overall average daily futures volumes of approximately 16%, for the same timeframe. CLS, which settles most cash and short term forward FX transactions globally, reported that its volumes were up 18% year over year in 2011. Similarly, according to the Federal Reserve, average daily primary dealer volume for U.S. treasuries was up year-over-year by approximately 13% in 2011.

Finally, over the course of 2010 and 2011, regulators and legislators in the U.S. and E.U. worked to create new laws and regulations for the global OTC derivatives markets, including, most recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act. The new rules and proposals for rules have mainly called for additional transparency, position limits and collateral or capital requirements, as well as for central clearing of most standardized derivatives. We believe that uncertainty around the final form such new rules might take may have negatively impacted trading volumes in certain markets in which we broker. We believe that it is too early to comment on specific aspects of the U.S. legislation as rules are still being created, and much too early to comment on laws not yet passed in Europe. However, we generally believe the net impact of the rules and regulations will be positive for our business.

We also provide brokerage services to customers in the commercial real estate industry since our October 14, 2011 acquisition of the outstanding shares of Newmark & Company Real Estate, Inc., a leading U.S. commercial real estate brokerage and advisory firm serving corporate and institutional clients, plus a controlling interest in its affiliated companies, encompassing approximately 425 brokers. Newmark & Company Real Estate, Inc. operates as Newmark Knight Frank in the United States and is associated with London-based Knight Frank. Headquartered in New York, Newmark Knight Frank has offices in several key U.S. markets. For brokers in this industry, we believe the key drivers of revenue growth include: the overall health of the U.S. economy, which drives demand for various types of commercial leases and purchases; the institutional ownership of commercial real estate as an investible asset class; and the ability to attract and retain talent to our real estate brokerage.

Following the financial crises of 2007 and 2008, the U.S. commercial property market generally saw steep declines in activity in 2009. In 2010, the market began to come back to life, and by the end of 2011 there were signs that the recovery was continuing, although still not to levels seen prior to the crises. For example, according to Newmark Knight Frank Research and CoStar (an independent commercial real estate information and analytics provider), the overall U.S. office real estate market grew in the fourth quarter of 2011. The national average asking rent increased to $28.05 per square foot, up from $27.85 in the third quarter of 2011 and $27.31 reported in the fourth quarter of 2010. The national vacancy rate was 16.2% in the fourth quarter of 2011, an improvement on 16.5% in the third quarter and 16.8% one year ago.

There were 9.8 million square feet of net absorption nationally in the fourth quarter of 2011, marking the seventh consecutive quarter with positive absorption and bringing the year-end net total to 26.0 million square feet, compared to 14.6 million square feet in 2010. Leasing activity in 2011 totaled 238.0 million square feet, compared to 285.5 million square feet in 2010.

There were 1.7 million square feet of new office space delivered to the market in 2011, lower than the 2.8 million-square-foot total reported in 2010 and well off the pre-recession peak of 19.1 million square feet reported in the first quarter of 2008. At the end of the fourth quarter, 16.8 million square feet of new office space remained under construction, compared to 15.2 square feet at the end of 2010.

The U.S. industrial real estate market also continued its recovery in the fourth quarter of 2011. There were 25.7 million square feet of net absorption in the quarter, which marked the sixth consecutive quarter with positive absorption. The year-end net absorption total for 2011 finished at 62.7 million square feet, an encouraging showing following the negative 9.3 million square feet of absorption in 2010 and negative 107.8 million square feet in 2009.

The average asking rent finished the fourth quarter at $4.90 per square foot, up from the $4.87 average reported in the third quarter of 2011 and in the fourth quarter of 2010. The national vacancy rate finished at 12.1%, an improvement on 12.5% in the third quarter of 2011 and 13.2% in the fourth quarter of 2010. Leasing activity totaled 294.5 million square feet in 2011 compared to 428.1 million square feet leased in 2010.

Nationally, 17.1 million square feet of new industrial space were delivered to the market in 2011, more than the 15.9 million square feet delivered in 2010, although less than the 52.4 million square feet delivered in 2009. At the end of the year, 13.4 million square feet of industrial space were under construction nationally, compared to the 2010 year-end total of 15.5 million square feet.

Management Services

Through our Newmark acquisition, we also provide commercial property management services to tenants and landlords in several key U.S. markets. In this business, we provide property and facilities management services to customers who utilize our commercial real estate brokerage services and other property owners. Unlike brokerage, this is a fee-based business, but revenue growth drivers are similar to real estate brokerage. Key drivers of revenue growth in this business include the overall health of the U.S. economy, the outsourcing of commercial real estate services by property owners and occupiers and the ability to attract and retain talented property managers and service providers.

Our Market Opportunity

We believe the markets in which we operate present us with the following opportunities:

Increasing Use of Hedging and Risk Management. Our brokers work with market participants to hedge risks associated with interest rate movements, price movements of markets, equity ownership, fluctuations in the value of foreign currency, credit defaults by large corporate and sovereign debtors and volatility in the real estate and commodity markets. These hedging activities account for a growing proportion of the daily trading volume in derivative products. We believe that broadening familiarity with derivative products and the growing need for hedging and risk management will continue to drive higher trading volumes in products we broker including interest rate derivatives, credit derivatives, foreign exchange, listed futures products and commercial real estate.

Introduction of New Products. As market participants and their customers strive to mitigate risk, new types of securities and derivatives are introduced which are not immediately ready for more liquid and standardized electronic markets. As these require broker-assisted execution, we believe that these new products provide opportunities for our brokers to expand their trading volumes and create product niches. We believe that these products generally have higher commissions than more liquid instruments.

Growth in Algorithmic and Computerized Trading. In recent years, and in certain listed and OTC markets, computerized trading has seen tremendous growth spurred by increasing liquidity and lower operating costs. As our financial services customers increase their use of computerized trading, and as fully electronic trading becomes widespread in more asset classes, volumes should rise on our electronic platforms.

Market Demand for Global Service and Presence. We believe that the continuing globalization of trading and the liberalization of capital markets are propelling growth in trading volumes in products across the globe. In addition, we believe that economic growth in emerging markets such as Brazil, Russia, India, and China is fueling demand for inter-dealer brokered currency and fixed income and commodity hedging for customers across the globe. These factors and others are driving the demand for brokerage services in new markets. We also believe our presence in multiple financial centers across the globe positions us to capitalize on such demand. We also believe our recent expansion into Russia, Brazil, the United Arab Emirates, and China further enhances our global market positions and that we have also added a strong national presence in commercial real estate brokerage with the acquisition of Newmark.

Market Demand for Superior Transaction Services and Execution. Our brokers act as important price discovery agents and valuable liquidity providers in both liquid and illiquid markets. The presence of a broker provides customers with market intelligence and aids in the execution process. The flow of information our brokers provide to market participants is critical, enhancing liquidity and resulting in improved prices.

Furthermore, in financial markets, the combination of hybrid execution with straight-through processing has significantly improved confirmation and settlement processes and has resulted in cost savings for customers. Hence, we expect to see continued demand in the wholesale financial markets and commercial real estate markets for brokers due to their ability to provide price discovery, liquidity, improved transaction services, superior execution and strong customer service.

Desire for Anonymity. Leading financial market participants frequently seek to trade anonymously to reduce market impacts. We expect to see an increasing demand for inter-dealer brokers to provide trade anonymity.

Increasing Demand for Market Data. Demand for reliable, real-time market data is growing as new financial products are introduced and trading volumes increase.

Our Competitive Strengths

We believe that the following principal competitive strengths will help us enhance our position as a leading global broker:

We are a Leading Broker with Specific Strengths in Key Markets. We have displayed leadership in a multitude of markets globally, including the markets for interest rate-related products, foreign exchange and credit products, both U.S. and foreign treasury and bond products, real estate, and equities. The Company has been recognized within the industry for our strong presence in all of these products and has been recognized in global and local financial publications both in the U.S. and in our foreign markets. We believe the leadership, position that we have in our markets and our access to our broad customer base help us to locate the best price and to deliver the best execution for our customers.

We Have Strong Core Relationships. We believe that our long-standing relationships with some of the world’s largest financial institutions and other clients enhance our role as a service and liquidity provider. These relationships provide access to significant pools of liquidity, which is a key component of attracting new customers and enhancing our role as a provider of liquidity, price discovery, efficient execution and strong transaction and customer service. These strong relationships also allow us to participate in growth opportunities as these institutions begin to use newer products for risk management and trading. In addition, we believe these relationships allow us to sell our current and new products to our customers and to cross-sell new products to existing customers.

We Have a Full Scale, Hybrid Brokerage Platform. For many of our financial products, our hybrid platform allows our customers to trade on a voice, hybrid, or fully electronic basis, regardless of whether the trade is OTC or exchange-based, and to benefit from the experience and market intelligence of our worldwide brokerage network.

We Have Proprietary Technology. Over the past decade, we have heavily invested in creating and maintaining our financial service infrastructure, technology, and innovations in multiple markets. We believe our technology gives us an advantage over our competitors, who more often depend on third party vendors to support their functionality. Our technology capabilities are closely aligned with our brokerage efforts and are focused on new and emerging screen-based market solutions to support our brokers. Finally, our technology, unlike that of many of our competitors, is generally designed and developed in-house, and is thus tailored to specifically suit the needs of our brokers and clients.

We Provide Quality Software, Market Data and Analytics Products. Our leading position and liquidity in brokerage markets allow us to provide our customers with high quality, market data and analytics products. In addition, our proprietary software leverages our global infrastructure, software and systems, portfolio of intellectual property and electronic trading expertise to provide customers with electronic marketplaces, exchanges and real-time auctions to enhance securities issuance and to customize trading interfaces. We also provide commercial real estate research, data and consulting services. Our ability to offer these products not only helps support our leadership position in several key markets but also provides us with a stable source of non-brokerage revenues.

We Provide Management Services. Through our October 2011 Newmark acquisition, we acquired the ability to provide commercial property management services to tenants and landlords in several key U.S. markets. We believe that this offers a strong opportunity to provide property and facilities management services to customers who utilize our commercial real estate brokerage services and other property owners as well as to our financial brokerage clients. Unlike brokerage, this is a fee-based business, but revenue growth drivers are similar to real estate brokerage.

We Have Demonstrated the Ability to Identify, Recruit and Retain Key Talent. In October 2004, when Cantor began the restructuring of its inter-dealer brokerage business, we employed approximately 500 brokers and salespeople. As of December 31, 2011, we had 2,147 brokers and sales people across over 220 desks, including our commercial real estate business. In a competitive environment, we have demonstrated our ability to successfully develop, attract and retain leading brokers, including through acquisitions of new businesses, in order to expand and enhance our brokerage staff. We believe that our ability to attract talent across the globe will enable us to grow our business and provide our customers with trading execution that is superior to that provided by many of our competitors.

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

We Have a Proven Acquisition Track Record. In October 2011, we acquired all of the outstanding shares of Newmark & Company Real Estate, Inc. In August 2010, we acquired the key assets of Mint Partners and Mint Equities. In June 2009, we completed the acquisition of Liquidez. In August 2007, we acquired the emerging markets equities derivatives business of Marex Financial. In December 2006, we acquired AS Menkul, an established broker in Turkey, and, in November 2006, we acquired Aurel Leven, an independent inter-dealer broker in France, active in the equities, equity derivatives and fixed income markets. Finally, in 2005, we acquired Euro Brokers and ETC Pollak, and have integrated these established brokerage companies into our business. These acquisitions allowed us to expand our broker headcount, product offerings, technology capabilities and geographic footprint. We believe that this ability to successfully identify, acquire and integrate high quality brokerage companies will provide us with the opportunity to strengthen and enhance our franchise and to continue the rebuilding of our U.S. business and expand in local markets around the world.

We Have Experienced Senior Management. We are led by a core senior management team, each of whom has many years of experience in the wholesale financial markets. Howard W. Lutnick, who serves as our Chairman and Chief Executive Officer, guided the BGC Division, eSpeed, and Cantor through the aftermath of the events of September 11, 2001, and was instrumental in the initial public offering of eSpeed in 1999. Shaun Lynn, our President, and Sean Windeatt, our Chief Operating Officer, have presided over the addition of more than 1,700 net new brokers and salespeople and the expansion and growth of our business in the United States, Europe and Asia over the past seven years. Our executives are supported by a highly experienced and qualified team of managers. We believe that our experienced management team gives us a competitive advantage in executing our business strategy.

Our Strategy

We seek to enhance our position as a leading global broker by increasing our market share in existing markets and expanding into new markets. We intend to achieve this goal by employing the following strategies:

Leading Positions in Targeted Traditional, Liquid Markets. We intend to strengthen our position as a leading provider of brokerage services, technology infrastructure and market data products in the markets in which we focus. We believe that in these selected markets, we have the scale to continue to be a top participant, and we believe underlying macro fundamentals allow additional room for growth.

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

Leverage Existing Developed Infrastructure to Drive Margins. We have made substantial investments in brokers and technology in our targeted markets. We believe that the infrastructure in place is scalable, which provides us an opportunity for margin improvement as brokers increase production, as we increase brokerage headcount, and as marketplaces become increasingly electronic. Due to the relatively fixed cost nature of the back office functions and real estate-related expenses, each additional transaction we broker or sale we make should add incremental profit to our business.

Expand our Broker Workforce Through Acquisitions and Recruitment. Since October 2004, we have expanded our front office workforce by over 1,600 people. As of December 31, 2011, we had 2,147 brokers and salespeople. We have a proven track record of growing our global network of brokers through business acquisitions and recruiting efforts and believe we are well-positioned to continue to do so. We intend to continue to selectively acquire companies and hire experienced brokers and salespeople with the goal of further developing our market position in various products, accelerating our growth and enhancing our profitability.

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

Further Develop and Expand our Market Data Services and Analytics Products. We intend to further develop our market data services and analytics products by integrating proprietary information generated by our brokerage business into new market data products designed to meet the needs of a greater number of customers. Sophisticated quantitative approaches to risk management as well as customer time sensitivity have created new needs, uses and demands for trading-related data and analytics. We intend to create new value-added services for customers to complement these products, including databases, analytical tools, financial and commercial real estate research and other services to assist end-users.

Leverage our Geographic Reach, Long-Term Client Relationships and Full Range of Products and Service Offerings in the Commercial Real Estate Industry. We plan to leverage our strong client relationships, national locations and single source for a full range of commercial real estate products and services to broaden our real estate services and expand our business. We also plan to leverage our relationships with financial services customers to enhance our commercial real estate brokerage and management services businesses.

Overview of our Products and Services

Brokerage

We are focused on serving four principal brokerage markets:

•	traditional, liquid brokerage markets, such as government bonds;

•	high margin, and often illiquid markets, such as emerging market bonds and single name credit derivatives;

•	targeted local markets throughout the world, such as Rates products in Brazil; and

•	commercial real estate markets in key U.S. cities and in other locations.

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

In the commercial real estate business, we have leveraged our strong market knowledge, price and inventory knowledge, broad customer relationships and transaction and service techniques to generate brokerage commissions and secure repeat business.

Market Data

BGC Market Data is a supplier of real-time, tradable, indicative, end-of-day, and historical fixed income and derivatives data. Our product suite spans fixed income, foreign exchange, foreign exchange options, credit derivatives, and structured products. It is available via direct data feed and the Internet, and through vendors such as Bloomberg, Reuters, CQG, DTN, eSignal, and SunGard. Products include: US Treasuries, BGCantor G3, SwapSight, Interest Rate Swaps, SwapMarker, European Government Bonds, BGCantor Eye, US Treasury Historical Data, End of day Pricing, AutoSpeed 2.0, FX Options, and Credit Default Swaps. At Newmark, we also provide commercial real estate data.

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

•	The Federal Farm Credit Banks Funding Corporation, which issues a variety of Debt Securities on behalf of the Farm Credit System, has been using our platform since October 2010.

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

Real Estate Brokerage

On October 14, 2011, we acquired all of the outstanding shares of Newmark, a leading U.S. commercial real estate brokerage and advisory firm serving corporate and institutional clients, plus a controlling interest in its affiliated companies, encompassing approximately 425 brokers. Newmark has agreements in place to operate on a collaborative and cross-referral basis with independently-owned partner offices in the Unites States and elsewhere in the Americas in return for a fee paid to us and/or certain mutually beneficial co-branding and other business arrangements. Newmark and these independently-owned partner offices generally operate as “Newmark Knight Frank” in the Americas, and are associated with London-based Knight Frank, which operates on a collaborative and cross-referral basis with us in all territories outside of the Americas. We do not hold any ownership stake in these independently-owned partner offices or in Knight Frank.

Headquartered in New York, Newmark Knight Frank has a number of other offices in nine states and the District of Columbia. Newmark Knight Frank offers a diverse range of brokerage services including:

•

Tenant Representation. Representing tenants in the office, industrial, retail and hospitality sectors, Tenant representation services include space acquisition and disposition, strategic planning, site selection, financial and market analysis, economic incentives analysis, lease negotiations, lease auditing, project management and construction supervision.

•

Owner Representation. Representing property owners and investors. Services include property assessment, prospecting/canvassing, marketing and repositioning strategy, financial analysis, lease negotiation, construction supervision and tenant retention.

•

Investment Sales and Financial Services. Newmark Knight Frank provides clients with strategic solutions to their real estate capital concerns. Newmark Knight Frank offers a broad range of real estate capital market services, including investment sales and access to providers of debt and equity financing. Newmark Knight Frank specializes in the representation of investors seeking to effect a like-kind exchange pursuant to IRC §1031. Representing buyers and sellers, Newmark Knight Frank provides access to a broad range of services, including asset sales, sale leasebacks, asset management, valuation, mortgage and entity level financing and due diligence. Transactions involve new development or repositioning of existing buildings. Newmark Knight Frank specializes in arranging equity or debt for most types of value added commercial and residential real estate, including land, condominium conversions, subdivisions, office, retail, industrial, multifamily, hotels and special use. We are actively involved in marketing and coordinating the acquisition and sale of properties that are particularly suitable for exchange investors, structuring transactions and also arranging financing to accommodate the short and long term objectives of investors.

Management Services

Through Newmark, we have the ability to provide commercial property management services to tenants and landlords throughout the U.S. We offer a diverse range of management services to clients, many of whom also use our real estate brokerage services, including:

•

Property and Facilities Management. Newmark Knight Frank manages the day-to-day operations and maintenance for urban and suburban commercial properties of most types, including office, industrial, data centers, and retail. Property management services include building operations and maintenance, vendor and contract negotiation, project oversight and value engineering, labor relations, janitorial services, mechanical services, landscaping services, local law compliance, property inspection/quality control, property accounting and financial reporting, cash flow analysis, financial modeling, lease administration, due diligence, and exit strategies.

Newmark Knight Frank encompasses a wide range of property types and uses, including office, industrial and retail properties, data centers, call centers, urban towers, suburban campuses, landmark buildings and more. Facilities management services also include facility audits and reviews, energy management services, janitorial services, mechanical services, bill payment, maintenance project management, moves, ads and change management.

•

Global Corporate Services. Newmark Knight Frank provides what we believe are comprehensive, beginning to end corporate services solutions for clients. Newmark Knight Frank thoroughly assesses clients’ business objectives and long-term goals, and then implements real estate and operational strategies designed to reduce costs and increase flexibility and profitability for clients regarding their property needs. Services include account management, transition management, lease administration, operations consulting, transaction management, financial integration, program and project management, and facilities management.

•

Consulting/Retail/Industrial/Management Services. Through these business groups, we seek to develop and implement best practices to align our clients’ real estate needs with their overall business strategies. Consulting services include operations and portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, and operations and industrial consulting. Project management services include master planning, design and construction in commercial, retail, hospitality, medical, higher education and transportation spaces. Industrial service offerings also include, logistics evaluation, strategic planning and building repositioning, facility assessment, financial and economic incentive analysis, drive time studies, geographic searches and zoning issues.

The following table identifies some of the key products and services that we offer.

Rates	Interest rate derivatives
US Treasuries
Global government bonds
Agencies
Futures
Dollar derivatives
Repurchase agreements
Non-deliverable swaps
Interest rate swaps and options

Credit	Credit derivatives
Asset-backed securities
Convertibles
Corporate bonds
High yield bonds
Emerging market bonds

Foreign Exchange	Foreign exchange options
G-10
Emerging markets
Cross currencies
Exotic options
Spot FX
Emerging market FX options
Non-deliverable forwards

Real Estate	Leasing advisory
Global corporate services
Investment sales and financial services
Retail services
Property and facilities management
Consulting
Project and development management
Industrial services

Equities and Other	Equity derivatives
Cash equities
Index futures
Commodities
Energy derivatives
Other derivatives and futures

Certain categories of trades executed on our platform settle for clearing purposes against CF&Co., a BGC affiliate. CF&Co. is a member of FINRA (formerly NASD) and the Fixed Income Clearing Corporation, a subsidiary of the Depository Trust & Clearing Corporation. CF&Co., BGC, and other affiliates participate in U.S. Treasuries as well as other markets by posting quotations for their account and by acting as principal on trades with platform users. Such activity is intended, among other things, to assist CF&Co., BGC, and their affiliates in managing their proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

Customers

We primarily serve the wholesale inter-dealer market, including many of the world’s largest banks that regularly trade in capital markets, brokerage houses, investment firms, hedge funds, and investment banks. Customers using our eSpeed branded products also include professional trading firms, futures commission merchants and other professional market participants and financial institutions. Our BGCantor Market Data products and services are available through many platforms and are available to a wide variety of capital market participants including banks, investment banks, brokerage firms, asset managers, hedge funds, investment analysts and financial advisors. We also license our intellectual property portfolio and Software Solutions to various financial markets participants. In the commercial real estate brokerage and management services businesses, our customers include a full range of real estate owners, tenants, investors and lenders in the markets we serve.

For the year ended December 31, 2011, our top 10 customers, collectively, accounted for approximately 40.3% of our total revenue on a consolidated basis and our largest customer accounted for approximately 5.1% of our total revenue on a consolidated basis.

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

Software Development

We devote substantial efforts to the development and improvement of our hybrid and electronic marketplaces and licensed software products and services. We work with our customers to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing. As of December 31, 2011, we employed approximately 470 technology professionals.

Our Intellectual Property

We have adopted a comprehensive intellectual property program to protect our proprietary technology. We currently have licenses covering various Cantor patents in the United States, including patents relating to (1) a system and method for auction-based trading of specialized items such as fixed income instruments and (2) a fixed income portfolio index processor. Foreign counterpart applications for some of these U.S. patents have been filed.

We also have agreements to license technology covered by several pending U.S. patent applications relating to various other aspects of electronic trading systems, including both functional and design aspects. We have filed a number of patent applications to further protect our proprietary technology and innovations, and have received patents for some of those applications.

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

Credit approval is granted subject to certain trading limits and may be subject to additional conditions, such as the receipt of collateral or other credit support. On-going credit monitoring procedures include reviewing periodic financial statements and publicly available information on the client and collecting data from credit rating agencies, where available, to assess the on-going financial condition of the client. For U.S. Treasury transactions conducted through the eSpeed electronic trading platform, BGC Partners has developed and utilizes an electronic credit monitoring system which measures and controls credit usage, which may include the ability to prohibit execution of trades that would exceed risk limits and permit only risk reducing trades. This system is compliant with SEC Rule 15c3-5, which became effective November 30, 2011. The Rule relates to systems such as eSpeed that provide direct market access to an exchange or Alternative Trading System. The Rule requires firms to set and monitor pre-trade limits for all activities subject to the Rule.

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

The number of matched principal trades BGC Partners executes has continued to grow as compared to prior years. Receivables from broker-dealers and clearing organizations and payables to broker-dealers and clearing organizations on our consolidated statements of financial condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. Our experience has been that substantially all of these transactions ultimately settle at the contracted amounts.

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

Our risk management procedures and strict limits are designed to monitor and limit the risk of unintended loss and have been effective in the past. However, there is no assurance that these procedures and limits will be effective at limiting unanticipated losses in the future. Adverse movements in the securities positions or a downturn or disruption in the markets for these positions could result in a substantial loss. In addition, principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our consolidated financial condition and results of operations for any particular reporting period.

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

Interest Rate Risk

BGC Partners had $331.9 million in fixed-rate debt outstanding as of December 31, 2011. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

Other

Our processes address disaster recovery concerns. We operate most of our technology from dual-primary data centers at our two different London locations. Either site alone is capable of running all of our essential systems. In addition, we have technology running from data centers in New Jersey and Connecticut. Replicated instances of this technology are maintained in our London data centers. All data centers are built and equipped to best-practice standards of physical security with appropriate environmental monitoring and safeguards. Failover for the majority of our systems is automated.

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

Commercial Real Estate Brokers and Management Services

The commercial real estate brokerage industry remains highly fragmented. Many of our competitors are small, local, and/or regional firms. We also compete with large multi-national firms that have similar or more diverse services, including CBRE Group, Inc., Jones Lang LaSalle Incorporated, and Cushman & Wakefield. We currently have in place an asset purchase agreement to purchase certain assets of Grubb & Ellis, subject to Bankruptcy Court approval, to be added to our Newmark Knight Frank platform. The Newmark Knight Frank management services business competes across a variety of areas within the commercial real estate services industry, including consulting, project and development management, global corporate management and property and facilities management.

Market Data Vendors

The majority of our large inter-dealer broker competitors also sell proprietary market data, which competes with our market data offerings. In addition to direct sales, we resell market data through large market data and information providers. These companies have established significant presences on the vast majority of trading desks in our industry. Some of these market data and information providers, such as Bloomberg and Thomson Reuters, have expanded their product mix to include electronic trading and execution of both OTC and listed products in addition to their traditional market data offerings.

Exchanges

Although our business will often use exchanges to execute transactions brokered in both listed and OTC markets, we believe that exchanges have sought and will seek to migrate products traditionally traded in OTC markets by inter-dealer brokers to exchanges. However, we believe that when a product goes from OTC to exchange-traded, the underlying or related OTC market often continues to experience growth in line with the growth of the exchange-traded contract. In addition, as ELX grows its business, we expect it to directly compete with other exchanges in the trading of certain contracts. In addition, IntercontinentalExchange, Inc. (“ICE”) operates both regulated exchanges and OTC execution services, and in the latter it competes directly with inter-dealer brokers in energy, commodities, and credit products. ICE entered these OTC markets primarily by acquiring independent OTC brokers, and we believe that it is likely ICE or other exchange operators may seek to compete with us in the future by acquiring other such brokers, by creating futures products designed to mimic OTC products, or through other means.

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

Banks and Broker-dealers

Banks and broker dealers have in the past created and/or funded consortia to compete with exchanges and inter-dealer brokers. For example, ICAP’s inter-dealer businesses for fully electronic trading of U.S. Treasuries and spot foreign exchange both began as dealer-owned consortia before being acquired by ICAP. An example of a current and similar consortium is Tradeweb. Currently, several large banks hold stakes in Tradeweb, an internet-based market intermediary. Thomson Reuters Corporation is Tradeweb’s single largest shareholder. Although Tradeweb operates primarily as a dealer to customer platform, one of its offerings includes a voice and electronic inter-dealer platform for mortgage-backed and U.S. Agency securities. Tradeweb’s management has said that it would like to expand into other inter-dealer markets, and as such may compete with BGC in other areas over time.

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

We believe that our partnership structure is an effective tool in recruiting, motivating and retaining key employees. Many brokers are attracted by the opportunity to become partners because the partnership agreement entitles partners to quarterly distributions of income from the partnership. While BGC Holdings limited partnership interests entitle our partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below), any such partners are only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account, excluding any goodwill or going concern value of BGC Partners’ business unless Cantor, in the case of the founding partners, and we, as the general partner of BGC Holdings, otherwise determine. Our partners can receive the right to exchange their BGC Holdings limited partnership interests for shares of BGC Partners common stock (if, in the case of founding partners, Cantor so determines and in the case of working partners and limited partnership unit holders, the BGC Holdings general partner, with Cantor’s consent, determines otherwise) and thereby realize any higher value associated with BGC Partners common stock. See “Certain Relationships and Related Transactions, and Director Independence—Amended and Restated BGC Holdings Limited Partnership Agreement—Exchanges.” We believe that, having invested their own capital in us, partners feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues.

Relationship Between BGC Partners and Cantor

See “Certain Relationships and Related Transactions, and Director Independence.”

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

The SEC, self-regulatory organizations and state securities administrators conduct informal and formal investigations of possible improprieties or illegal action by broker-dealers and their “associated persons,” which could be followed by the institution of administrative, civil and/or criminal proceedings against broker-dealers and/or “associated persons.” Among the sanctions that may result if administrative, civil or criminal proceedings were ever instituted against us or our “associated persons,” are injunctions, censure, fines, the issuance of cease-and-desist orders or suspension or expulsion from the industry and, in rare instances, even imprisonment. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets, rather than to protect broker-dealers, creditors and equity holders. From time to time, our “associated persons” have been and are subject to routine investigations, none of which to date, have had a material adverse effect on our business.

In light of recent events in the U.S. and global financial markets and economy, regulators and legislators in the U.S. and European Union (“EU”) continue to craft new laws and regulations for the global OTC derivatives markets, including the recently passed “Dodd-Frank Wall Street Reform and Consumer Protection Act.” The Dodd-Frank act mandates or encourages several reforms, including impartiality considerations, additional transparency requirements, heightened collateral or capital standards, as well as recommendations for the obligatory use of central clearing for most standardized derivatives. The law also requires that standardized derivatives be traded in an open and non-exclusionary manner on a regulated exchange or a swap execution facility (“SEF”). The SEC and Commodities Futures Trading Commission (“CFTC”) are still in the process of finalizing rules for the implementation of these requirements. The actual implementation of said rules may be phased in over a longer period.

We are unable to predict how any of these new laws and proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. We believe that uncertainty and potential delays around the final form such new rules might take may negatively impact trading volumes in certain markets in which we broker. Increased capital requirements may also diminish transaction velocity. While the broad framework of proposed legislation is known, we believe that it is too early for there to be clarity on the specific aspects of the U.S. legislation and EU proposals which may directly impact our businesses as exact rules have not yet been finalized. While we generally believe the net impact of the rules and regulations will be positive for our business, unintended consequences of the legislation may adversely affect us in ways yet to be determined.

U.K. and European Regulation

The Financial Services Authority (“FSA”) is the statutory regulator for the United Kingdom financial services industry. The FSA is an independent non-governmental body that has been given statutory powers by the FSMA 2000, and regulates the financial services industry through its Handbook of Rules and Guidance, which consists of a number of sourcebooks and manuals and is prepared under powers granted by FSMA 2000. The FSA has implemented far-reaching reform rules, designed to enhance firms’ liquidity risk management practices, based on the lessons learned since the start of the credit crisis in 2007. Implications of these rules include better liquidity risk management capability (including the use of stress testing and contingency funding plans (“CFP”)), less reliance on short-term wholesale funding, and higher amounts and quality of liquid asset securities (Government securities), leading to an increased likelihood of surviving a severe liquidity stress event, the overarching principles being self-sufficiency and adequacy of liquid resources.

Currently, we have subsidiaries and branches regulated by the FSA (BGC Brokers L.P., and the U.K. branch of Aurel BGC). The FSA’s 2011 biennial Advanced, Risk-Responsive Operating Frame Work (“ARROW”) risk assessment of our U.K. group’s regulated businesses identified certain weaknesses in our U.K. group’s risk, compliance and control functionality, including governance procedures. In accordance with its normal process, the FSA provided us with an initial written mitigation program regarding the foregoing. In response to this we retained an international accounting firm and U.K. counsel to assist us with a wide program of remediation to address the points raised.

Within the program, we provided an assessment of the appropriateness of the scope and structure of the businesses in our U.K. group. We increased the liquidity and capital levels of certain of our U.K. group’s existing FSA-regulated businesses, and also reviewed and enhanced our policies and procedures relating to assessing risks and our liquidity and capital requirements. We also produced detailed contingency planning steps to determine the stand-alone viability of each of the businesses in our U.K. group as well as a theoretical orderly wind-down scenario for these businesses. Finally, we agreed to a temporary, voluntary limitation on closing acquisitions of new businesses regulated by the FSA and entering into new regulated business lines.

A significant number of outputs from the remediation program were delivered to the FSA in December 2011. The FSA responded positively and on March 1, 2012, the FSA confirmed that it had relaxed the voluntary undertaking of BGC Brokers L.P., a U.K. subsidiary of the Company (“BGC Brokers”). With respect to acquisitions, new business lines or material change in its risk profile, members of the BGC European Group intend to provide prior notice to the FSA so as to determine that it has no objection. At around the same time that the voluntary undertaking was relaxed, the FSA presented us with the second part of the risk mitigation program, although the majority of the items presented have either already been remediated or form part of an existing work plan. The items identified are scheduled to be completed within calendar year 2012.

Our European regulated group (Aurel BGC, BGC Brokers L.P., and other intermediate non-regulated holding entities) is subject to The Financial Groups Directive. As a result of discussions with the FSA, the corporate structure of our European regulated group was reorganized as of December 31, 2011 to bring in various eSpeed and Tower Bridge service entities and intermediate holding entities within the FSA-supervised U.K. Consolidation Group under BGC European Holdings, L.P. The restructuring of the regulated European entities under BGC European Holdings does not affect their day-to-day operations.

The FSA has indicated that through the use of a skilled person’s report, we will seek to test the progress of our work later in the year as the Company continues to remediate the areas indicated by the FSA in its recent reviews and will continue to dedicate time, resources and funds to such efforts. We do not anticipate that the current costs in connection with the FSA remedial work will have a material adverse effect on our businesses, financial condition, results of operations or prospects.

Recent European Regulatory Developments

The Government of the U.K. passed the Bribery Act 2010, which came into force in 2011. It created four new offenses: two general offenses of bribing another person and being bribed, and bribing a foreign public official and a corporate offence of failing to prevent bribery. The corporate offense is a strict liability offense which is subject to the defense that the relevant commercial organization had adequate procedures in place to prevent bribery. The Act has a global reach and applies to all companies, partnerships and individuals based in the U.K., as well as foreign companies and individuals doing business in the U.K. The Act’s extra-territorial application means that it applies to acts or omissions taking place anywhere in the world. This means that it may be more likely for bribery taking place outside the U.K. to attract the attention of the U.K. authorities, as well as the attention of authorities in multiple jurisdictions.

On September 15, 2010, the European Commission released a draft proposal for a set of rules similar to the Dodd-Frank Wall Street Reform and Consumer Protection Act to cover the EU. Among other things, the Commission proposed that information on OTC derivative contracts should be reported to trade repositories and be accessible to supervisory authorities, that some transaction and price related information should be made available to all market participants than is currently common practice, and that standard OTC derivative contracts be cleared through central counterparties (“CCPs”). The Commission’s final directives, known as MiFID II, were issued on October 20, 2011. After consideration by the European Parliament and the EU Member States, the directives will need to be implemented by multiple supervisory and regulatory bodies and need to be ratified by all 27 EU Member States before being passed into law by individual nations. As such, it is unlikely that the rules will be operational until the end of 2012.

To achieve a high level of harmonization and strong convergence in regular supervisory reporting requirements, the Committee of European Banking Supervisors issued guidelines on prudential reporting with the aim of developing a supervisory reporting framework based on common formats, known as COREP. From December 31, 2012, COREP is expected to become part of European Banking Authorities’ implementing technical standards on reporting. In addition, guidelines on Financial Reporting covering consolidated and sub-consolidated financial reporting for supervisory purposes based on International Financial Reporting Standards are being developed, known as FINREP. These initiatives will impact the nature, timing and extent of regulatory reporting for our European regulated group.

On December 22, 2011 the European Securities and Markets Authority (“ESMA”) published guidelines on the systems and controls required to regulate the operation of electronic trading systems. These guidelines will come into effect during 2012 and will cover areas such as IT system compatibility, due diligence checks on members/ participants of automated trading systems and rules to prevent, identify and report potential market abuse. ESMA is also consulting on guidelines relating to the responsibilities of the Compliance function and on the application of suitability regulations. Both of these guidelines are due to be finalized in the second quarter of 2012.

The European Union is currently in the process of revising the Markets in Financial Instruments Directive (MiFID II) and the Market Abuse Directive (MAD II). Both of these directives are relevant to the Company and MiFID II will have a particularly significant impact in a number of areas, including corporate governance, transaction reporting, pre-and post-trade transparency and investor protection. The timetable for implementation of these revised directives is not yet clear but the new regimes could come into effect as early as 2013. Further, the authorities of certain European countries have instituted a series of changes to tax law, including an excise tax on certain compensation payments that, if applicable to us, could have a material adverse effect on our business, financial condition and results of operations.

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

Real Estate Brokerage Licensing and Regulatory Requirements

The brokerage of real estate sales and leasing transactions, property management, construction, conducting real estate valuation, and securing debt for clients, among other business lines, also requires that we comply with regulations affecting the real estate industry and maintain licenses in various jurisdictions in which we operate. As the size and scope of real estate sales transactions have increased significantly over the past several years, market participants face corresponding greater complexity in ensuring they comply with numerous licensing regimes.

We could be required to pay fines, return commissions, have a license suspended or revoked, or be subject to criminal action should we conduct regulated activities without a license or without maintaining the necessary license. Licensing requirements could also impact our ability to engage in certain types of transactions, change the way in which we conduct business or affect the cost of conducting business. We and our licensed associates may be subject to various due diligence, disclosure, standard-of-care, anti-money laundering and other obligations. We could become subject to claims by participants in real estate sales or other services claiming that we did not fulfill our obligations as a service provider or broker. This could include claims with respect to alleged conflicts of interests where we act, or are perceived to be acting, for two or more clients. While management has overseen highly regulated businesses before and expects to maintain required licenses in a satisfactory manner, no assurance can be given that it will always be the case.

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

Two of our subsidiaries, BGCF and Seminole Financial, are registered with the SEC and are subject to the Uniform Net Capital Requirements. As such, these firms must maintain, in all respects, minimum net capital and comply with the Uniform Net Capital Requirements. Seminole Financial uses the “basic method” of calculating net capital and must maintain net capital of not less than the greater of $100,000 or 6.66% of certain of its liabilities and other obligations. BGC Financial L.P. uses the “alternative method” of calculating net capital and must maintain net capital of not less than the greater of $250,000 or 2% of its aggregate debit items (primarily receivables from customers and other broker-dealers). As an FCM, BGCF is also subject to the CFTC minimum capital requirement, which is not less than the greater of the SEC requirement, $1,000,000, or 8% of customer and non customer maintenance margin (the amount that must be maintained on deposit at all times for open futures positions). BGCF is also a member of the FICC, which imposes capital requirements on its members.

Compliance with the Uniform Net Capital Requirements may limit the extent and nature of our operations requiring the use of our registered broker-dealer subsidiaries’ capital, and could also restrict or preclude our ability to withdraw capital from our broker-dealer subsidiaries.

Non-U.S.

Our international operations are also subject to capital requirements, which we refer to as “non-U.S. net capital requirements.” BGC Brokers LP and BGC European Holdings LP, which are partnerships based in the United Kingdom, are subject to capital requirements established by the U.K. FSA. The FSA applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital and liquidity requirements enforced by the FSA are undergoing significant changes in response to the current regulatory landscape, and our U.K. businesses are being required to maintain significantly higher regulatory capital than they have in the past.

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

BGC Partners had equity capital for its regulated subsidiaries of $329.9 million and $274.3 million for the years ended December 31, 2011 and 2010, respectively.

Employees

As of December 31, 2011, we had 4,129 total employees, including 2,147 brokers and salespeople. Approximately 47% of BGC Partners’ brokers are based in the Americas, approximately 36% are based in Europe, Middle East and Africa (including Turkey), and the remaining approximately 17% are based in the Asia-Pacific region. Generally, our employees are not subject to any collective bargaining agreements, except our employees in certain of our European offices, including France, who are covered by national, industry-wide collective bargaining agreements.

Legal Proceedings

See Part I—Item 3. Legal Proceedings.

Our Organizational Structure

We are a holding company and our business is operated through two operating partnerships, BGC U.S., which holds our U.S. businesses, and BGC Global, which holds our non-U.S. businesses.

The limited partnership interests of the Opcos are held by us and BGC Holdings, and the limited partnership interests of BGC Holdings are currently held by Cantor, the founding/working partners and holders of limited partnership units. We hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of BGC Holdings, and serve as the general partner of BGC Holdings, which entitles us to control BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. general partnership interest and the BGC U.S. special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC U.S., and the BGC Global general partnership interest and the BGC Global special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC Global, and serves as the general partner of BGC U.S. and BGC Global, all of which entitle BGC Holdings (and thereby us) to control each of BGC U.S. and BGC Global. BGC Holdings holds its BGC Global general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited.

The following diagram illustrates our ownership structure as of March 1, 2012. The following diagram does not reflect the various subsidiaries of us, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in the Company’s consolidated subsidiaries other than Cantor’s limited partnership interest in BGC Holdings.

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
Class A common stock (3.7% of economics and 1.2% of voting power of BGC Partners, Inc.) and Class B common stock (25.3% of economics and 77.2% of voting power of BGC Partners, Inc.)
15.4% indirect economic interest in BGC U.S. and BGC Global
Limited Partnership Interests (39.4% of economics of BGC Holdings)
18.5% indirect economic interest in BGC U.S. and BGC Global
Class A common stock (71.0% of economics and 21.6% of voting power of BGC Partners, Inc.)
37.7% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
Limited Partnership Interests (53.2% of economics of BGC U.S.)
General Partnership Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interests (53.2% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
Limited Partnership Interests (60.6% of economics of BGC Holdings)
28.4% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
General Partnership Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interests (46.8% of economics of BGC U.S.)
General Partnership Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interests (46.8% of economics of BGC Global)
BGC U.S.
BGC Global

*

Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 29.1% of the voting power, and the public stockholders would hold 70.9% of the voting power (and the indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram reflects (i) the 1,050,000 shares of Class A common stock that we donated to The Cantor Fitzgerald Relief Fund in the first quarter of 2012, (ii) the 1,010,655 shares of Class A common stock that Cantor distributed to its partners on February 14, 2012 (but not the 2,210,126 deferred distribution rights shares that remain to be distributed by Cantor) and (iii) the 498,960 shares of Class A common stock that Cantor distributed on February 14, 2012 to certain current and former partners of Cantor pursuant to distribution rights that were granted by Cantor to such partners on April 1, 2008 (but not the 15,545,606 shares of Class A common stock that remain to be distributed by Cantor to such partners). The diagram does not reflect Cantor’s economic interest in the 8.75% convertible notes or the 22,508,095 shares of Class A common stock acquirable by Cantor upon conversion thereof. If Cantor converted all of the 8.75% convertible notes into shares of Class A common stock, Cantor would hold 79.4% of the voting power, and the public stockholders would hold 20.6% of the voting power (and Cantor’s indirect economic interests in each of BGC U.S. and BGC Global would be 39.2%). Further, the diagram does not reflect (i) the 10,000,000 shares of Class A common stock that may be sold under the February 15, 2012 controlled equity sales agreement with CF&Co, (ii) the 1,712,890 shares of Class A common stock remaining to be sold under the September 9, 2011 controlled equity sales agreement with CF&Co, (iii) the 9,971,746 shares of Class A common stock that remain available to be sold pursuant to the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan under our shelf Registration Statement on Form S-3 (Registration No. 333-173109), (iv) the 18,869,352 shares of Class A common stock that may be sold under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), or (v) the 16,260,160 shares of Class A common stock that may be issued upon conversion of the Company’s 4.50% convertible notes. For purposes of the diagram and this paragraph, Cantor’s percentage ownership also includes CFGM’s percentage ownership.

Stock Ownership

As of March 1, 2012, there were approximately 102,807,053 shares of our Class A common stock outstanding, of which 5,148,219 were held by Cantor and CF Group Management Group, Inc. (“CFGM”), Cantor’s managing general partner. Each share of Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. In addition, as of March 1, 2012, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 78.4% of our voting power. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to 10 votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

We hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of BGC Holdings, and serve as the general partner of BGC Holdings, which entitles us to control BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. general partnership interest and the BGC U.S. special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC U.S., and the BGC Global general partnership interest and the BGC Global special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC Global, and serves as the general partner of each of BGC U.S. and BGC Global, all of which entitle BGC Holdings (and thereby us) to control each of BGC U.S. and BGC Global. BGC Holdings holds its BGC Global general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited. In addition, as of March 1, 2012, we held directly and indirectly, through wholly-owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of approximately 137,655,160 units and 137,655,160 units, representing approximately 53.2% and 53.2% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. We are a holding company that holds these interests, serves as the general partner of BGC Holdings, and, through BGC Holdings, acts as the general partner of each of BGC U.S. and BGC Global. As a result of our ownership of the general partnership interest in BGC Holdings and BGC Holdings’ general partnership interest in each of BGC U.S. and BGC Global, we consolidate BGC U.S.’s and BGC Global’s results for financial reporting purposes.

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

Through March 1, 2012, Cantor has distributed an aggregate of 18,836,793 shares of Class A common stock consisting of (i) 17,826,138 shares to certain partners to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”) (10,152,056 shares with respect to retained partners and 7,674,082 shares with respect to founding partners), and (ii) 1,010,655 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of March 1, 2012, Cantor is obligated to distribute an aggregate of 17,755,732 shares of Class A common stock consisting of (A) 15,545,606 April 2008 distribution rights shares and (B) 2,210,126 February 2012 distribution rights shares. Partners of Cantor owning these 17,755,732 shares have elected to defer receipt of their shares and receive a distribution equivalent. In addition, as of March 1, 2012, there were 48,609,668 limited partnership units outstanding and 24,854,062 founding/working partner units. These amounts reflect the fact that certain retained partners have terminated service, with the result that they are not eligible to receive an accelerated distribution of their distribution rights shares.

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

In March 2010, the Amended and Restated BGC Holdings, L.P. limited partnership agreement was further amended by its general partner and Cantor to create two new types of limited partnership units, PSUs and PSIs. These new units are expected to be used by us for future compensatory grants, compensation modifications, redemptions of partnership interests and other purposes. In September 2011, the Amended and Restated BGC Holdings, L.P. limited partnership agreement was further amended by its general partner and Cantor to create five new classes of limited partnership units, all of which shall be considered Working Partner Units. Four new units, AREUs, ARPUs, APSUs, and APSIs, are identical in all respects to existing REUs, RPUs, PSUs and PSIs, respectively, for all purposes under the Partnership Agreement, except that (i) until any related distribution conditions specified in the applicable award agreement are met, if ever, only net losses shall be allocable with respect to such units; and (ii) no distributions shall be made until such distribution conditions are met. The other new unit, the PSE, is identical in all respects to existing PSUs for all purposes under the Partnership Agreement, except that (x) PSEs shall require minimum distributions of no less than $0.015 per fiscal quarter; and (y) such distributions may be delayed for up to four quarters in the discretion of the General Partner. The Amendment was entered into principally to create new classes of Partnership units in order to provide flexibility to the Company and the Partnership in using units in connection with compensation arrangements and acquisitions.

We are continuing our global program in 2012 whereby partners redeem their REUs or RPUs in exchange for partnership units and receive exchangeability or cash for certain of their limited partnership units and, in many cases, a modification or extension of their employment arrangements.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Any investment in shares of our Class A common stock involves risks. The Risk Factors below represent a comprehensive inventory of risks or events which could occur, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Any of the Risk Factors set forth below, should they occur, could significantly and negatively affect our businesses, financial condition, results of operations, cash flows, and prospects and/or the trading price of Class A common stock.

Global Economic and Market Conditions

Our businesses and results of operations have been and may continue to be adversely affected by conditions in the global economy and financial markets generally.

Our businesses and results of operations have been and may continue to be adversely affected by conditions in the global economy and financial markets generally. Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our businesses. The brokerage and financial services industries in general are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. On a consolidated basis, for the twelve months ended December 31, 2011, over 93% of our total revenues were generated by brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services.

The financial markets, the global financial services business and the commercial real estate business are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume and profitability for our businesses. These factors include:

•	economic and political conditions in the United States, Europe and elsewhere in the world, including concerns over governmental deficits, debt and possible defaults;

•	concerns about terrorism, war and other armed hostilities;

•	concerns over inflation and wavering institutional and consumer confidence levels;

•	the availability of cash for investment by our dealer customers and their customers;

•	the level and volatility of interest rates and foreign currency exchange rates;

•	the level and volatility of trading in certain equity and commodity markets;

•	the level and volatility of the difference between the yields on corporate securities being traded and those on related benchmark securities, which we refer to as “credit spreads”;

•	currency values; and

•	increasing margin requirements and other liquidity concerns.

Low trading or brokerage volume generally results in reduced revenues. Under these conditions, our profitability is adversely affected since many of our costs are fixed. In addition, although less common, some of our brokerage revenues are determined on the basis of the value of transactions or on spreads. For these reasons, substantial decreases in trading volume or declining prices or spreads could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Consolidation in the brokerage, exchange and financial services industries could materially adversely affect our businesses, financial condition, results of operations and prospects because we may not be able to compete successfully.

In recent years, there has been substantial consolidation and convergence among companies in the brokerage, exchange and financial services industries, resulting in increasingly large existing and potential competitors, and increased concentration among markets dominated by some of our largest customers. During 2008 and 2009, as a result of the global financial crisis, this trend accelerated as many of the world’s largest banks and investment banks consolidated. For example, Washington Mutual and Bear Stearns were acquired by J.P. Morgan Chase; Lehman Brothers Holdings Inc. declared bankruptcy and its investment banking operations were largely absorbed by Barclays in the U.S. and by Nomura elsewhere; Bank of America Corp. acquired Merrill Lynch & Co., Inc. and Countrywide Financial; and Wells Fargo acquired Wachovia.

These and other financial services firms are our customers. Continued consolidation in the financial services industry and especially among our customers could lead to the exertion of additional pricing pressure by our customers, impacting the commissions we generate from our brokerage services. Further, the recent consolidation among exchange firms, and expansion by these firms into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads. These developments have increased competition from firms with potentially greater access to capital resources than we have. Finally, consolidation among our competitors other than exchange firms could result in increased resources and product or service offerings for our competitors. If we are not able to compete successfully in the future, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

Negative economic conditions and real estate market conditions can have a material adverse effect on our commercial real estate brokerage business and management services business, results of operations and financial condition.

Real estate markets are cyclical. They relate to the condition of the economy or, at least, to the perceptions of investors and users as to the relevant economic outlook. For example, corporations may be hesitant to expand space or enter into long-term commitments if they are concerned about the general economic environment. Corporations that are under financial pressure for any reason, or are attempting to more aggressively manage their expenses, may reduce the size of their workforces, reduce spending on capital expenditures, including with respect to their offices, permit more of their staff to work from home offices and/or seek corresponding reductions in office space and related management services.

Negative economic conditions and declines in the demand for real estate brokerage and related management services in several markets or in significant markets could also have a material adverse effect on our real estate brokerage business as a result of the following factors:

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

Regulatory/Legal

The financial services industry in which we operate is subject to significant regulation. We are subject to regulatory capital requirements on our regulated businesses, and a significant operating loss or any extraordinary charge against capital could adversely affect our ability to expand or, depending upon the magnitude of the loss or charge, even to maintain the current level of our businesses.

Many aspects of our businesses, like those of other financial intermediary firms, are subject to significant capital requirements. In the U.S., the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”) and various other regulatory bodies (including the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association (the “NFA”) have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of the broker-dealer’s activities. We currently operate two U.S.-registered broker-dealers. In addition, we hold a 49% limited partnership interest in Aqua Securities, L.P., a U.S. registered broker-dealer. These broker-dealers are subject to SEC, FINRA, CFTC and NFA net capital requirements.

Our international operations are also subject to capital requirements. BGC Brokers L.P. and BGC European Holdings, L.P. are currently subject to capital requirements established by the U.K. Financial Services Authority (the “FSA”), the statutory regulator for the U.K. financial services industry. The FSA applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital and liquidity requirements enforced by the FSA are undergoing significant change in response to the current regulatory landscapes, and our U.K. businesses are being required to maintain significantly higher regulatory capital than they have in the past.

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. These regulations often include minimum capital requirements, which are subject to change. Similar requirements are applied to certain of our other subsidiaries that are regulated in other countries, such as Australia, France and Hong Kong.

We expect to continue to maintain levels of capital in excess of regulatory minimums. Should we fail to maintain the required capital, we may be required to reduce some of our operations or suspend our broker-dealer operations during the period that we are not in compliance with capital requirements, and may be subject to suspension or revocation of registration or withdrawal of authorization or other disciplinary action from domestic and international regulators, which would have a material adverse effect on us. In addition, should we fail to maintain the capital required by clearing organizations of which we are a member, our ability to clear through those clearing organizations may be impaired, which may adversely affect our ability to process trades. If the capital rules are changed or expanded, or if there is an unusually large charge against capital, our operations that require the intensive use of capital would be limited. Our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which, in turn, could limit our ability to pay dividends on our Class A common stock, and distributions on our BGC Holdings, L.P. (“BGC Holdings”) limited partnership interests, repay debt and repurchase shares of our Class A common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, and pursue strategic acquisitions or other growth opportunities. In addition, we may become subject to capital requirements in other foreign jurisdictions in which we currently operate or in which we may enter. We cannot predict our future capital needs or our ability to obtain additional financing.

Changes in legislation and in the rules and regulations promulgated by the SEC, the CFTC, the U.S. Department of Treasury (the “Treasury”), the FSA and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of broker-dealers and could result in restrictions in the way we conduct our business. For example, the U.S. Congress, the Treasury, the Board of Governors of the Federal Reserve System and the SEC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. markets. In Europe, the implementation of the Markets in Financial Instruments Directive in Europe (“MIFID”) in November 2007 involved wide-ranging changes to European financial services regulation. Future legislation and/or regulation, for example resulting from the review of MIFID that is currently underway, and uncertainties resulting from the possibility of legislation and/or regulation, could adversely impact our business. Failure to comply with any of these laws, rules or regulations could result in fines, restrictions or limitations on business activity, suspension or expulsion from the industry, any of which could have a material adverse effect upon us. Changes in tax laws, such as the bank payroll taxes introduced in the U.K. and France at the end of the 2009, could have a material adverse effect on our compensation policies or businesses, financial condition and results of operations. Further, new rules and regulations proposed, or which may be proposed, by the U.S. President and his administration could have a significant impact on us.

In addition, financial intermediary firms are subject to numerous conflicts of interests or perceived conflicts, including for example principal trading and trading to make markets. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts, and we will regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs and additional operational personnel. Failure to adhere to these policies, controls and procedures may result in regulatory sanctions or customer litigation.

Our businesses, financial condition, results of operations and prospects could be adversely affected by new laws or regulations or by changes in existing laws or regulations or the application thereof.

The financial services industry, in general, is heavily regulated.

Changes in laws and in the rules and regulations promulgated by the SEC, FINRA, the CFTC, the Treasury, the FSA, and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws, rules and regulations, often directly affect the method of operation and profitability of broker-dealers and could result in restrictions or limitations on the way we conduct our businesses. For a number of years, the U.S. Congress, the Treasury, the Board of Governors of the Federal Reserve System and the SEC have been reviewing the nature and scope of their regulation and oversight of the government securities markets and U.S. markets generally. In Europe, the implementation of MIFID in November 2007 involved wide-ranging changes to European financial services regulation. Future legislation and/or regulation, and uncertainties resulting from the possibility of such legislation and/or regulation, including changes in tax laws, such as the bank payroll taxes introduced in the U.K. and France at the end of the 2009, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

For example, in light of recent events in the U.S. and global financial markets and economy, regulators and legislators in the U.S. and European Union (“EU”) continue to craft new laws and regulations for the global over-the-counter (“OTC”) derivatives markets, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) that became law in July 2010. The Dodd-Frank Act mandates or encourages several reforms regarding derivatives, including new regulations for swaps markets creating impartiality considerations, additional pre- and post-trade transparency requirements, and heightened collateral or capital standards, as well as recommendations for the obligatory use of central clearing for most standardized derivatives. The Act also requires that standardized derivatives be traded in an open and non-exclusionary manner on a regulated exchange or a swap execution facility (“SEF”).

In September 2010, the European Commission released a draft proposal for a similar set of rules to cover the EU. Among other things, the Commission proposed that information on OTC derivative contracts should be reported to trade repositories and be accessible to supervisory authorities, that some transaction and price related information should be made available to more market participants than is currently common practice, and that standard OTC derivative contracts be cleared through central counterparties. While the Commission’s initial proposals are currently in a consultation phase prior to being presented to the European Parliament and the European Council for consideration, these rules will not be operational at least until the end of 2012.

Although we currently broker a number of centrally cleared products, and believe that we will qualify as a SEF in the U.S. and its equivalent in the EU, there can be no guarantee that the final rules will not negatively impact our volumes or revenues. In the event that the U.S. government, EU or other countries’ authorities ultimately were to mandate central clearing without ensuring fair and open access, or forcing trading via SEFs or exchanges for large portions of the OTC marketplace, and we were unable to provide transaction execution and reporting in an authorized manner, or to do so on a competitive basis, we would be negatively impacted. Further, it is conceivable that the new regulatory landscape will fundamentally alter the historical relationship between OTC wholesale brokers and our clients, which may have an adverse effect on us.

In the U.K., the FSA has implemented far-reaching reform rules, designed to enhance firms’ liquidity risk management practices, based on the lessons learned since the start of the recent credit crisis. Implications of these rules include better liquidity risk management capability (including the use of stress testing and contingency funding plans), less reliance on short-term wholesale funding, and higher amounts and quality of liquid asset securities (government securities), leading to an increased likelihood of surviving a severe liquidity stress event, the overarching principles being self-sufficiency and adequacy of liquid resources.

Further, the authorities of certain EU countries have instituted a series of changes to tax law, including an excise tax on certain compensation payments that, if applicable to us, could have a material adverse effect on our businesses, financial condition, results of operations and prospects. Similarly, the current U.S. administration has proposed a series of changes to U.S. tax law, some of which could apply to us. It is not possible to predict if any of these new provisions will be enacted or, if they are, what form they may take. It is possible that one or more of such provisions could negatively impact our costs and our effective tax rate, which would affect our after-tax earnings. If any of such changes to tax law were implemented and/or deemed to apply to us, they could have a material adverse effect on our businesses, financial condition, results of operations and prospects, including on our ability to attract and retain executives and brokers.

In addition, the U.K. has passed the Bribery Act of 2010, which came into force on July 1, 2011. It creates four new offenses: two general offenses of bribing another person and being bribed, and bribing a foreign public official and a corporate offense of failing to prevent bribery. The corporate offense is a strict liability offense which is subject to the defense that the relevant commercial organization had adequate procedures in place to prevent bribery. Official guidance on what constitutes adequate measures to combat bribery has also been published.

The Bribery Act has a global reach and applies to all companies, partnerships and individuals based in the U.K., as well as foreign companies and individuals doing business in the U.K. The Act’s extra-territorial application means that it applies to acts or omissions taking place anywhere in the world. This means that it may be more likely for bribery taking place outside the U.K. to attract the attention of the U.K. authorities, as well as the attention of authorities in multiple jurisdictions. Failure to comply with the Act could result in unlimited fines for commercial organizations, debarment from competing for public contracts and/or imprisonment of individuals, which could have a material adverse effect on us.

There is uncertainty regarding the impact of the Bribery Act, as it could restrict the way business is currently conducted, particularly in relation to corporate hospitality, gifts and facilitation payments. The ability to attract and retain clients and business may be constrained, compared with competitors who are not subject to the same restrictions and levels of scrutiny. Ensuring compliance with the Act and introducing adequate measures may also necessitate the adoption of new policies, controls and procedures which could result in increased costs and use of personnel resources.

Proposals for additional legislation further regulating the financial services industry are periodically introduced in the United States, the EU and other counties. Moreover, the agencies regulating the financial services industry also periodically adopt changes to their rules and regulations, particularly as these regulators have increased the focus and intensity of their regulation of the financial services industry.

We are unable to predict how any of these new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our businesses, financial condition, results of operations and prospects. We believe that uncertainty and potential delays around the final form such new laws and regulations might take may negatively impact trading volumes in certain markets in which we broker. Increased capital requirements may also diminish transaction velocity. While the broad framework of currently proposed laws and regulations is known, we believe that it is too early for there to be clarity on the specific aspects of the U.S. and EU proposals which may directly impact our businesses as many proposals have not yet been finalized. Additionally, unintended consequences of the laws and regulations may adversely affect us in ways yet to be determined.

We are also affected by the other policies adopted by regulatory authorities and bodies of the U.S., U.K. and other countries. For example, the actions of the U.S. Federal Reserve and international central banking authorities directly impact our cost of funds for lending, capital raising and investment activities and may impact the value of financial instruments we hold. In addition, changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

In the provision of our property and facility management services, we face potential liability for the actions of contractors and other litigation risks, as well as the risks of cost overruns on managed projects for which we are responsible for managing costs, all of which could have a material adverse effect on our business, results of operating and financial condition.

We may, on behalf of our clients, hire and supervise third-party contractors to provide construction, engineering and various other services for properties we are managing or developing on behalf of clients. Depending upon the terms of our contracts with clients, which, for example, may place us in the position of a real estate principal rather than an agent, or responsibilities we assume or are legally deemed to have assumed in the course of a client engagement (whether or not memorialized in a contract), we may be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties we do not control.

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

Risks Relating to Regulatory Review

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

Firms in the financial services industry, including our businesses, have experienced increased scrutiny in recent years, and penalties and fines sought by regulatory authorities, including the SEC, the CFTC, FINRA, state securities commissions, state attorneys general and the FSA, have increased accordingly. This trend toward a heightened regulatory and enforcement environment can be expected to continue for the foreseeable future, and this environment may create uncertainty.

Our businesses are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to bring enforcement actions and to conduct administrative proceedings and examinations, inspections, and investigations, which may result in costs, fines, penalties, enhanced oversight, additional requirements, restrictions, or limitations, and censure, suspension, or expulsion. Self-regulatory organizations such as FINRA and the NFA, along with statutory bodies such as the SEC, the CFTC and the FSA, require strict compliance with their rules and regulations.

From time to time, we and our “associated persons” have been and are subject to periodic examinations, inspections and investigations that have and may result in significant costs and possible disciplinary actions by the SEC, the CFTC, the FSA, self-regulatory organizations and state securities administrators.

The FSA’s 2011 biennial ARROW risk assessment of our U.K. group’s regulated businesses identified certain weaknesses in our U.K. group’s risk, compliance and control functionality, including governance procedures. In accordance with its normal process, the FSA provided us with an initial written mitigation program regarding the foregoing. In response to this we retained an international accounting firm and U.K. counsel to assist us with a wide program of remediation to address the points raised.

Within the program, we provided an assessment of the appropriateness of the scope and structure of the businesses in our U.K. group. We increased the liquidity and capital levels of certain of our U.K. group’s existing FSA-regulated businesses, and also reviewed and enhanced our policies and procedures relating to assessing risks and our liquidity and capital requirements. We also produced detailed contingency planning steps to determine the stand-alone viability of each of the businesses in our U.K. group, as well as a theoretical orderly wind-down scenario for these businesses. Finally, we agreed to a temporary, voluntary limitation on closing acquisitions of new businesses regulated by the FSA and entering into new regulated business lines.

A significant number of outputs from the remediation program were delivered to the FSA in December 2011. The FSA responded positively and on March 1, 2012, the FSA confirmed that it had relaxed the voluntary undertaking of BGC Brokers. With respect to acquisitions, new business lines or material change in its risk profile, members of the BGC European Group intend to provide prior notice to the FSA so as to determine that it has no objection. At around the same time that the voluntary undertaking was relaxed, the FSA presented us with the second part of the risk mitigation program, although the majority of the items presented have either already been remediated or form part of an existing work plan. The items identified are scheduled to be completed within calendar year 2012.

The FSA has indicated that through the use of a skilled person’s report, we will seek to test the progress of our work later in the year as the Company continues to remediate the areas indicated by the FSA in its recent reviews and will continue to dedicate time, resources and funds to such efforts. We do not anticipate that the current costs in connection with the FSA remedial work will have a material adverse effect on our businesses, financial condition, results of operations or prospects.

The brokerage and financial services industries in general face substantial regulatory and litigation risks that may result in damages as well as costs, and we may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons, all of which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Many aspects of our businesses involve substantial risks of liability and, in the normal course of business, we have been a party to investigations, administrative proceedings, lawsuits, arbitrations and other actions involving primarily claims for damages. Examinations, inspections, regulatory inquiries and subpoenas or other requests for information or testimony may cause us to incur significant expenses, including fees for legal representation and other professional advisors and costs associated with document production and remediation efforts. Such regulatory or other actions may also be directed at certain executives or individuals who may be critical to our business or to a particular brokerage desk. The risks associated with such matters often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. The expansion of our business, including into new areas, imposes additional risks of liability. A settlement of, or judgment related to, any such matters could result in civil or criminal liability, fines, restrictions or limitations on our operations and activities and other sanctions and could otherwise have a material adverse effect on our businesses, results of operation, financial condition and prospects. Any such action could also cause us significant reputational harm, which, in turn, could seriously harm us. In addition, regardless of the outcome of such matters, we may incur significant legal and other costs, including substantial management time, dealing with such matters, even if we are not a party to the litigation or a target of the inquiry.

As a brokerage and financial services firm, we depend to a large extent on our relationships with our customers and our reputation for integrity and high-caliber professional services to attract and retain customers. As a result, if our customers are not satisfied with our services, such dissatisfaction may be more damaging to our businesses than to other types of businesses. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our businesses, financial condition, results of operations and prospects, or cause significant reputational damage to us, which could seriously harm us.

In addition, financial intermediary firms are subject to numerous conflicts of interests or perceived conflicts, including for example principal trading and trading to make markets. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts, and we will regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs and additional operational personnel. Failure to adhere to these policies, controls and procedures may result in regulatory sanctions or customer litigation.

Business/Financial Risks:

Our businesses may be affected by numerous factors. While we believe our procedures, processes, controls and operations to be adequate to manage or avoid such uncertainty or risks, no assurance can be given in each or every case.

Liquidity, Funding and Indebtedness

Liquidity is essential to our businesses and insufficient liquidity could have an adverse affect on our businesses, financial condition, results of operations and prospects.

Liquidity is essential to our businesses. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business, and perceived liquidity issues may affect our customers and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading customers, third parties or us.

Our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access secured lending markets, has in the past been and could in the future be adversely affected by conditions in the U.S. and international economy and markets. For example, global economic and market conditions were disrupted during most of 2008 and 2009 and during that time reached unprecedented levels of disruption and volatility. Should such conditions return, our cost and availability of funding would be adversely affected by illiquid credit markets and wider credit spreads. To the extent we are not able to access the debt capital markets on acceptable terms in the future, we may seek to raise funding and capital through equity issuance or other means. Future turbulence in the U.S. and international economy and markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with each other or with us.

Our funding base consists of longer-term capital (equity, notes payable, collateralized borrowings), shorter-term liabilities (including our credit facility to the extent drawn) and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse and exchange margins and/or to fund fails. Current cash balances significantly exceed our modest amount of unsecured letters of credit, unsecured bank borrowings and the amortization of our collateralized long-term debt. We have also entered into secured loan arrangements, which are repayable in consecutive monthly installments with the final payments due in September 2015. A significant portion of our cash is held in our largest regulated entities and we believe that cash in and available to these entities, inclusive of financing provided by clearing banks, is adequate for potential cash demands of normal operations such as margin or fail financing.

On November 5, 2008, we entered into an agreement with Cantor with respect to clearing services (the “Clearing Agreement”). Pursuant to the terms of the Clearing Agreement, Cantor is entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the Clearing Agreement. The amounts requested shall reflect Cantor’s reasonable determination of its or its affiliates’ required margin requirements in connection with the Clearing Services and/or potential additional funds which may be required to replace Cantor funds being otherwise utilized to post margin requirements for our benefit. To date, no amounts have been requested by Cantor.

We rely upon Cantor and others to provide clearing services and, in the absence of the Clearing Agreement, we would have to secure an alternative third party clearing arrangement to provide such Clearing Services, which might be at higher rates or on less favorable terms. The Company is currently evaluating alternatives to the above-mentioned clearing arrangement with Cantor, including self-clearing at Fixed Income Clearing

Corporation (“FICC”). However, it is not expected that clearing margin requirements will have a material adverse impact on the Company’s ability to pay dividends, make distributions, repurchase its stock or units or effect strategic acquisitions or other opportunities.

We are leveraged, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations under our indebtedness.

Our indebtedness, which includes $150.0 million aggregate principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”), $160.0 million principal amount 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes” and together with the 8.75% Convertible Notes, the “Convertible Notes”) and amounts drawn under our credit facility, could have important consequences, including:

•

it may limit our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in the economy, the markets, or our operations or businesses;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in the economy or our businesses; and

•

there would be a material adverse effect on our businesses, financial condition, results of operations and prospects if we were unable to service our indebtedness or obtain additional financing or refinance our existing debt as needed or on terms acceptable to us.

We are dependent upon the availability of adequate funding and sufficient regulatory capital and clearing margin. Clearing capital is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third-party clearing organizations in support of our obligations under contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds and capital contributions by limited partners of Cantor. We have also relied on Cantor’s support to clear our transactions in U.S. Treasury and U.S. government agency products under the Clearing Agreement entered into in November 2008. Because each of BGC U.S. and BGC Global is expected to distribute, on a quarterly basis, all of its net income to its limited partners, we may not have sufficient internally generated funds and may need to ease this policy or raise additional funds. If for any reason we need to raise additional funds, including in order to meet increased regulatory capital requirements and/or increased clearing margin requirements arising from growth in our brokerage businesses, to complete acquisitions or otherwise, we may not be able to obtain additional financing when needed. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our businesses, take advantage of future growth opportunities or respond to competitive pressure or unanticipated requirements.

We may incur substantially more debt or take other actions which would intensify the risks discussed herein.

We and our subsidiaries may to incur substantial additional debt in the future, some of which may be secured debt. Although the terms of our credit facility contain certain financial covenants, under certain circumstances the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition, we are not restricted under the terms of the indentures governing our Convertible Notes from incurring additional debt, securing existing or future debt (except to the extent already secured), recapitalizing our debt or taking a number of other actions that are not limited by the terms of our debt instruments that could have the effect of diminishing our ability to make payments on our debt when due.

Risks Relating to the Convertible Notes and the Capped Call Transactions

The 4.50% Convertible Notes and the capped call transactions may affect the market for and trading price of our Class A common stock.

Owners of our 4.50% Convertible Notes may employ, or seek to employ, a convertible arbitrage strategy with respect to the notes. Investors that employ a convertible arbitrage strategy with respect to the 4.50% Convertible Notes typically will implement that strategy by selling short our Class A common stock underlying the notes or by entering into cash-settled over-the-counter derivative transactions with respect to our Class A common stock that provide investors with short economic exposure to our Class A common stock.

In connection with the sale of the 4.50% Convertible Notes, we entered into capped call transactions with affiliates of Bank of America Merrill Lynch and Deutsche Bank Securities, which we refer to as the “hedge counterparties,” in connection with the pricing of the notes and the overallotment option to cover the shares of our Class A common stock underlying the notes.

The capped call transactions are expected generally to reduce the potential dilution with respect to our Class A common stock upon conversion of the 4.50% Convertible Notes in the event that the volume-weighted average price per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions (which corresponds to the initial conversion price of the notes and is subject to anti-dilution adjustments substantially similar to those applicable to the notes). If, however, the volume-weighted average price per share of our Class A common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, the value of the shares of our Class A common stock that we expect to receive upon the exercise of the capped call transactions will be capped and the dilution mitigation under the capped call transactions will be limited based on such capped value, which means there would be dilution with respect to our Class A common stock to the extent that the then volume-weighted average price per share of our Class A common stock exceeds the cap price of the capped call transactions.

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

We may not have the funds necessary to purchase the Convertible Notes upon a fundamental change as required by the indentures governing the Convertible Notes.

Holders may require us to purchase their Convertible Notes for cash upon a fundamental change as described in the indentures governing the Convertible Notes. A fundamental change may also constitute an event of default and result in the effective acceleration of the maturity of our then-existing indebtedness. There can be no assurance that we would have sufficient financial resources, or would be able to arrange financing, to pay in cash the fundamental change purchase price in full for the Convertible Notes surrendered by the holders. In addition, the terms of any then-existing credit facilities and financing agreements may limit our ability to pay any fundamental change purchase price. Failure by us to purchase the Convertible Notes when required will result in an event of default with respect to the notes.

The fundamental change provisions may delay or prevent an otherwise beneficial takeover attempt of us.

The fundamental change purchase rights in the indentures governing the Convertible Notes, which will allow noteholders to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change, as defined in such indentures, and the provisions requiring an increase in the conversion rate for conversions in connection with make-whole fundamental changes may in certain circumstances delay or prevent a takeover of us and the removal of our incumbent management that might otherwise be beneficial to holders of our Class A common stock.

Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders, and sales of the underlying shares may depress the market price of our Class A common stock.

The conversion of some or all of the Convertible Notes may dilute the ownership interests of existing Class A stockholders, including as a result of any adjustment to the conversion rate on the notes due to our payment of cash dividends above a specified rate. Any sales in the public market of any shares of our Class A common stock issuable upon conversion could depress the market price of our Class A common stock.

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

The accounting method for certain convertible debt securities, such as the 4.50% Convertible Notes, could have a material adverse effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board issued accounting guidance for convertible debt that may be settled in cash upon conversion. Under this accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments, such as the 4.50% Convertible Notes, that may be settled in cash or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The guidance requires the fair value of the conversion option of the 4.50% Convertible Notes be reported as a component of stockholders’ equity and included in additional paid-in capital on our consolidated statements of financial condition. The value of the conversion option of the 4.50% Convertible Notes has been reported as a discount to the notes. We will report lower net income in our financial results because interest will include both the current period’s amortization of the debt discount (non-cash interest) and the instrument’s cash interest.

Competition/Retention

Because competition for the services of brokers is intense, it could affect our ability to attract and retain a sufficient number of highly skilled brokers or other services personnel, in turn adversely impacting our revenues, resulting in a material adverse effect on our businesses, financial condition, results of operations and prospects.

Our ability to provide high-quality brokerage services and maintain long-term relationships with our customers depends, in large part, upon our brokers. As a result, we must attract and retain highly qualified brokerage personnel.

In recent years, we have significantly grown the number of brokers in our businesses through new hires and acquisitions of existing businesses, and we expect to continue to do so in the future. Competition for the services of brokers is intense, especially for brokers with experience in the specialized businesses in which we participate or we may seek to enter. If we are unable to hire or retain highly qualified brokers, including retaining those employed by businesses we acquire in the future, we may not be able to enter new brokerage markets or develop new products or services. If we lose one or more of our brokers in a particular market in which we participate, our revenues may decrease and we may lose market share.

In addition, recruitment and retention of qualified brokers could result in substantial additional costs. We have been and are currently a party to, or otherwise involved in, several lawsuits and arbitrations involving competitor claims in connection with employee hires and/or departures. We may also pursue our rights through litigation when competitors hire our employees who are under contract with us. We believe such proceedings are common in our industry due to its highly competitive nature. An adverse settlement or judgment related to these or similar types of claims could have a material adverse effect on our businesses, financial condition, results of operations and prospects. Regardless of the outcome of these claims, we generally incur significant costs and substantial management time in dealing with them.

If we fail to attract new personnel, or fail to retain and motivate our current personnel, or if we incur increased costs or restrictions associated with attracting and retaining personnel (such as lawsuits, arbitrations, sign-on or guaranteed bonuses or forgivable loans), our businesses, financial condition, results of operations and prospects could be materially adversely affected.

We face strong competition from brokerages, broker-dealers, financial services firms, real estate services firms, and exchanges, many of which have greater market presence, marketing capabilities and financial, technological and personnel resources than we have, which could lead to pricing pressures that could adversely impact our revenues and as a result could materially adversely affect our businesses, financial condition, results of operations or prospects.

The brokerage and financial services industries are intensely competitive, and are expected to remain so. In our financial brokerage businesses, we primarily compete with four major, diversified inter-dealer brokers and financial intermediaries. These inter-dealer brokers are ICAP plc, Tullett Prebon plc, GFI Group Inc. and Compagnie Financière Tradition (which is majority owned by Viel & Cie), all of which are currently publicly traded companies. Other inter-dealer broker and financial intermediary competitors include a number of smaller, private firms that tend to specialize in specific product areas or geographies.

We also compete with companies that provide alternative products, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and stock exchange markets for corporate equities and other securities. We increasingly compete with exchanges for the execution of trades in certain products, mainly in derivatives such as futures, swaps, options and options on futures. Certain exchanges have made and will likely continue to make attempts to move certain OTC-traded products to exchange-based execution. We also compete with consortia, such as those operated by Tradeweb Markets LLC, which are created or funded from time to time by banks, broker-dealers and other companies involved in financial services, such as Thomson Reuters Corporation, to compete in various markets with exchanges and inter-dealer brokers. In addition, financial data firms such as Thomson Reuters and Bloomberg L.P. operate trading platforms for both OTC and listed products, and may attempt to compete with us for trade execution in the future.

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

In addition, new competitors may emerge and our product lines may be threatened by new technologies or market trends that reduce the value of our existing product lines. If we are not able to compete successfully in the future, our revenues could be adversely impacted and as a result our businesses, financial condition, results of operations and prospects could be materially adversely affected.

Competition for brokerage transactions also has resulted in substantial commission discounting by brokers that compete with us for our brokerage business. Further discounting could adversely impact our revenues and margins and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

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

The commercial real estate brokerage industry remains highly fragmented. Many of our competitors are small, local, and/or regional firms. We also compete with large multi-national firms that have similar or more diverse services, including CBRE Group, Inc., Jones Lang LaSalle Incorporated, and Cushman & Wakefield, as well as national firms such as Grubb & Ellis, with which we currently have in place an asset purchase agreement subject to Bankruptcy Court approval. The Newmark Knight Frank management services business competes across a variety of areas within the commercial real estate services industry, including consulting, project and development management, global corporate management and property and facilities management.

Our ability to retain our key employees and the ability of certain key employees to devote adequate time to us are critical to the success of our businesses, and failure to do so may adversely affect our businesses, financial condition, results of operations and prospects.

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

Currently Mr. Lutnick spends approximately 50% of his time on our matters, and Mr. Merkel currently spends approximately 50% of his time on our matters, although these percentages may vary depending on business developments at us or Cantor or any of our or Cantor’s affiliates. As a result, these key employees dedicate only a portion of their professional efforts to our business and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or Cantor. These key employees may not be able to dedicate adequate time to our business and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

The BGC Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of BGC Holdings, may not prevent our key employees, including Messrs. Lutnick and Merkel, who as Cantor partners are not subject to these provisions in the BGC Holdings limited partnership agreement, from resigning or competing against us. See “Certain Relationships and Related Transactions, and Director Independence.” In addition, our success has largely been dependent on the efforts of Messrs. Lutnick and Lynn and other executive officers and former executive officers. Should Mr. Lutnick leave or otherwise become unavailable to render services to us, control of us would likely pass to Cantor, and indirectly pass to the then-controlling stockholder of CFGM (which is Mr. Lutnick), Cantor’s managing general partner, or to such other managing general partner as CFGM would appoint, and as a result control could remain with Mr. Lutnick. If any of our key employees, including Messrs. Lutnick and Lynn, were to join an existing competitor, form a competing company, offer services to Cantor that compete with our services or otherwise leave us, some of our customers could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

We are generally subject to various risks inherent in doing business in the international markets, in addition to those unique to the regulated brokerage industry, and any failure to identify and manage those risks could adversely affect our businesses, financial condition, results of operations and prospects.

We currently provide services and products to customers in many foreign countries and we may seek to further expand our operations. On a consolidated basis, revenues from foreign countries were $1,047.9 million, or 71.5% of total revenues for the year ended December 31, 2011. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws and regulations in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. If we are unable to manage any of these risks effectively, our businesses could be adversely affected.

There are also certain additional political, economic, legal, operational and other risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

•	less developed automation in exchanges, depositories and national clearing systems;

•	additional or unexpected changes in regulatory requirements, capital requirements, tariffs and other trade barriers;

•	the impact of the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business;

•	possible nationalization, expropriation and regulatory, political and price controls;

•	difficulties in staffing and managing international operations;

•	capital controls, exchange controls and other restrictive governmental actions;

•	any failure to develop effective compliance and reporting systems, which could result in regulatory penalties in the applicable jurisdiction;

•	fluctuations in currency exchange rates;

•	reduced protections for intellectual property rights;

•	adverse labor and employment laws, including those related to compensation, tax, health insurance and benefits, and social security;

•	outbreak of hostilities; and

•	potentially adverse tax consequences arising from compliance with foreign laws and regulations to which our international businesses are subject.

Acquisitions/New Opportunities

In addition to hiring brokers for new or existing brokerage desks or businesses, we may pursue strategic alliances, acquisitions or joint ventures, which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, as well as potential regulatory restrictions or limitations, which may limit our number of acquisitions and growth opportunities.

We have explored a wide range of strategic alliances, acquisitions or joint ventures with other brokerage firms and with other companies that have interests in businesses in which there are brokerage or other strategic opportunities. We also may make acquisitions outside of the financial services industry such as our recent acquisition of Newmark Knight Frank and our proposed acquisition, subject to the bankruptcy court approval, of certain assets of Grubb & Ellis Company.

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

In addition, in the U.K., we previously agreed to a voluntary limitation on closing acquisitions of new businesses regulated by the FSA or entering into new regulated business lines, which had a temporary impact on our ability to add business to our U.K. group. The FSA has now confirmed that it has released us from this undertaking, subject to us providing prior notice to the FSA to determine whether the FSA has an objection to our proceeding. No assurances can be given that the FSA or any other regulatory body would not institute a similar limitation in the future.

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

If we are unable to identify and exploit new market opportunities, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

As more participants enter the markets in which we operate, the resulting competition often leads to lower commissions. This may result in a decrease in revenues in a particular market even if the volume of trades we handle in that market increases. As a result, our strategy is to broker more trades and increase market share in existing markets and to seek out new markets in which we believe we can charge higher commissions. Pursuing this strategy may require significant management attention and broker expense. We may not be able to attract new customers or successfully enter new markets. If we are unable to identify and exploit new market opportunities on a timely and cost-effective basis, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

We operate in a rapidly evolving business environment. If we are unable to adapt our businesses effectively to keep pace with these changes, our ability to succeed will be adversely affected, which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

The pace of change in the industries in which we operate is extremely rapid. Operating in such a rapidly changing business environment involves a high degree of risk. Our ability to succeed will depend on our ability to adapt effectively to these changing conditions. If we are unable to keep up with rapid technological changes, we may not be able to compete effectively.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and features of our proprietary software, network distribution systems and technologies. Our business environment is characterized by rapid technological changes, changes in user and customer requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technology and systems obsolete. Our success will depend, in part, on our ability to:

•	develop, license and defend intellectual property useful in our businesses;

•	enhance our existing products and services;

•	develop new products and services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective customers;

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis;

•	respond to the demand for new products, services and technologies on a cost-effective and timely basis; and

•	adapt to technological advancements and changing standards to address the increasingly sophisticated requirements and varied needs of our customers and prospective customers.

There can be no assurance that we will be able to respond in a timely manner to changing conditions or customer requirements. The development of proprietary electronic trading technology entails significant technical, financial and business risks. Further, the adoption of new internet, networking or telecommunications technologies may require us to devote substantial resources to modify, adapt and defend our technology. There can be no assurance that we will successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to customer requirements or emerging industry standards, or that we will be able to successfully defend any challenges to any technology we develop. Any failure on our part to anticipate or respond adequately to technological advancements, customer requirements or changing industry standards, or any significant delays in the development, introduction or availability of new products, services or technologies, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Credit Risk

Defaults by Cantor or another large financial institution could adversely affect us or financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. For example, we rely on Cantor as our clearing agent under the Clearing Agreement for certain securities transactions, primarily U.S. government securities, while we self-clear certain other products. A default by one of our customers could lead to liquidity concerns in our business and further, to the extent that Cantor or another entity that clears for us, has difficulty meeting capital requirements or otherwise meeting its obligations, we may need to provide our own liquidity.

As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us. Similarly, our vendors, including insurance companies and other providers, are subject to normal business risks as well as risks related to U.S. and international economic and market conditions. Failure of any of these vendor institutions could also adversely affect us.

Our activities are subject to credit and performance risks, which could result in us incurring significant losses and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

Our activities are subject to credit and performance risks. For example, our customers may not deliver securities to one of our operating subsidiaries which has sold those securities to another customer. If the securities due to be delivered have increased in value, there is a risk that we may have to expend our own funds in connection with the purchase of other securities to consummate the transaction. While we will take steps to ensure that our customers and counterparties have high credit standings and that financing transactions are adequately collateralized, the large dollar amounts that may be involved in our broker-dealer and financing transactions could subject us to significant losses if, as a result of customer or counterparty failures to meet commitments, we were to incur significant costs in liquidating or covering our positions in the open market.

We have adopted policies and procedures to identify, monitor and manage credit risk, in both agency and principal transactions, through reporting and control procedures and by monitoring credit standards applicable to our customers and counterparties. These policies and procedures, however, may not be fully effective, particularly against fraud, unauthorized trading and similar incidents. Some of these risk management methods depend upon the evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are, or may be, exposed, our businesses, financial condition, results of operations and prospects could be materially adversely affected. In addition, our insurance policies do not provide coverage for these risks.

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

We are subject to financing risk in these circumstances because, if a transaction does not settle on a timely basis, the resulting unmatched position may need to be financed, either directly by us or through one of the clearing organizations, at our expense. These charges may be recoverable from the failing counterparty, but sometimes they are not. In addition, in instances where the unmatched position or failure to deliver is prolonged or widespread due to rapid or widespread declines in liquidity for an instrument, there may also be regulatory capital charges required to be taken by us, which, depending on their size and duration, could limit our business flexibility or even force the curtailment of those portions of our businesses requiring higher levels of capital. Credit or settlement losses of this nature could adversely affect our businesses, financial condition, results of operations and prospects.

Declines in the financial markets have also led to the exposure of several cases of financial fraud. If we were to have trading activity on an agency or principal basis with an entity engaged in defrauding investor or counterparties, we could bear the risk that the counterparty would not have the financial resources to meet their obligations, resulting in a credit loss. Similarly, we may engage in financial transactions with third parties that have been victims of financial fraud which may not have the financial resources to meet their obligations to us.

In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. We are exposed to credit risk for commissions, as we bill customers for our agency brokerage services. Our customers may default on their obligations to us due to disputes, bankruptcy, lack of liquidity, operational failure or other reasons. Any losses arising from such defaults could materially adversely affect our businesses, financial condition, results of operations and prospects.

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

In addition, these risks may entail correlated risks. A correlated risk arises when the counterparty’s inability to meet its obligations also corresponds to a decline in the value of the instrument traded. In the case of a sovereign convertibility event or outright default, the counterparty to the trade may be unable to pay or transfer payment of an instrument purchased out of the country when the value of the instrument has declined due to the default or convertibility event.

The current global financial crisis heightens the risk of sovereign or convertibility events in emerging markets similar to the events that occurred in previous financial downturns. Our risk management function monitors the creditworthiness of emerging countries and counterparties on an ongoing basis and, when the risk of inconvertibility or sovereign default is deemed to be too great, correlated transactions or all transactions may be restricted or suspended. However, there can be no assurance that these procedures will be effective in controlling these risks.

Revenue Concentration

Our businesses are geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Historically, our operations have been substantially located in the U.K. and the U.S. While we are expanding our business to new geographies, we are still highly concentrated in these geographies. Because we derived approximately 41.5% and approximately 28.5%, respectively, of our total revenues on a consolidated basis for the year ended December 31, 2011 from our operations in the U.K. and the U.S., respectively, our businesses are exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. Moreover, due to the concentration of our businesses in these geographies, our businesses are less diversified and, accordingly, are subject to greater regional risks than some of our competitors.

Our businesses are substantially concentrated on rates products and could be significantly affected by any downturn or negative fluctuations in the rates product market.

We offer our services in five broad product categories: rates, credit, foreign exchange, real estate and equity and other asset classes. However, our brokerage revenues are substantially derived from our rates products, which accounted for approximately 42.2% of our total brokerage revenues on a consolidated basis for the year ended December 31, 2011. While we focus on expanding and diversifying our product offerings, we are currently exposed to any adverse change or condition affecting the rates product market. Accordingly, the concentration of our businesses on rates products subjects our results to a greater market risk than if we had more diversified product offerings.

Our revenues and profitability could be reduced or otherwise adversely affected by pricing plans relating to commissions and fees on our trading platform.

We negotiate from time to time with certain customers (including many of our largest customers) to enter into customized volume discount pricing plans. While the pricing plans are designed to encourage customers to be more active on our electronic trading platform, they reduce the amount of commissions payable to us by certain of our most active customers for certain products, which could reduce our revenues and constrain our profitability. From time to time, these pricing plans come up for renewal. Failure of a number of our larger customers to enter into renewed agreements, or agreements on terms as favorable as existing agreements, could have a material adverse effect on volumes on our electronic trading platform, the commissions payable to us, our revenues and our profitability.

Reduced spreads in securities pricing, levels of trading activity and trading through market makers and/or specialists could materially adversely affect our businesses, financial condition, results of operations and prospects.

Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace may continue to tighten securities spreads. In addition, new and enhanced alternative trading systems, such as electronic communications networks, have emerged as alternatives for individual and institutional investors, as well as broker-dealers. As such systems do not direct trades through market makers, their use could result in reduced revenues for us or for our customers. In addition, reduced trading levels could lead to lower revenues which could materially adversely affect our businesses, financial condition, results of operations and prospects.

Customer Concentration

Due to our current customer concentration, a loss of one or more of our significant customers could harm our businesses, financial condition, results of operations and prospects.

For the year ended December 31, 2011, and on a consolidated basis our top 10 customers, collectively, accounted for approximately 40.3% of our total revenues. We have limited long-term contracts with these customers. If we were to lose one or more of these significant customers for any reason, including the recent consolidation in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our businesses, financial condition, results of operations and prospects would suffer.

Market Risk

We have market risk exposure from unmatched principal transactions entered into by some of our desks, which could result in losses and have a disproportionate effect on our revenues, financial condition, and results of operations for any particular reporting period. In addition, financial fraud or unauthorized trading activity could also impact our revenues, financial condition or results of operations.

On a limited basis, our desks enter into unmatched principal transactions in the ordinary course of business to facilitate transactions, add liquidity, improve customer satisfaction, increase revenue opportunities and attract additional order flow or in certain instances as the result of an error and, in a limited number of instances and subject to risk management limits, for the purpose of proprietary trading. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure varies based on the size of the overall positions, the terms and liquidity of the instruments brokered and the amount of time the positions are held before we dispose of the position. This exposure could be more significant in the event that any unauthorized trading activity, financial fraud or similar incidents were to occur.

All trades executed on the eSpeed platform settle for clearing purposes against Cantor Fitzgerald & Co. (“CF&Co.”) and affiliates of Cantor. CF&Co. is a member of FINRA and the FICC. We, CF&Co. and other of Cantor’s and our affiliates participate in U.S. Treasuries as well as other markets by posting quotations for their account and by acting as principal on trades with platform users. Such activity is intended, among other things, to assist us, CF&Co. and Cantor and our affiliates in managing their proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

From a risk management perspective, we monitor risk on an end-of-day basis, and desk managers generally monitor such exposure on a continuous basis. Any unmatched positions are intended to be disposed of in the short term. However, due to a number of factors, including the nature of the position and access to the markets on which we trade, we may not be able to match the position or effectively hedge its exposure and often may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market. Adverse movements in the securities underlying these positions or a downturn or disruption in the markets for these positions could result in a loss. In the event of any unauthorized trading activity or financial fraud that is not detected by management, it is possible that these unmatched positions could be outstanding for a long period. Any principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our revenues, financial condition and results of operations for any particular reporting period.

Intellectual Property

We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our businesses.

Our success is dependent, in part, upon our intellectual property and proprietary technology. We generally rely primarily on trade secret, contract, patent, copyright, and trademark law in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to establish and protect our rights to proprietary technologies, methods and products, and our brand. For example, we regularly file patent applications to protect inventions arising from our research and development, and we are currently pursuing patent applications around the world. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we control access to our proprietary technology.

It is possible that third parties may copy or otherwise obtain and use our proprietary technologies without authorization or otherwise infringe on our rights despite our precautions. Unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. We cannot ensure that our intellectual property rights are sufficient to protect our competitive advantages or that any particular patent, copyright, or trademark is valid and enforceable, and all patents ultimately expire. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws in the U.S., or at all. Any significant impairment of our intellectual property rights could harm our businesses or our ability to compete. For example, reductions in the legal protection for software intellectual property rights could adversely affect revenue. Also, protecting our intellectual property rights is costly and time consuming.

Many companies in the computer and financial services industries own large numbers of patents, copyrights, and trademarks and sometimes file lawsuits based on allegations of infringement or other violations of intellectual property rights. In addition, over the past several years there has been a proliferation of “business method patents” applicable to these industries. There has also been a substantial increase in the number of such patent applications filed. Under current law, U.S. patent applications remain secret for 18 months or, in some cases, until a patent is issued. Because of technological changes in these industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe existing patents or intellectual property rights of others. Although we have taken steps to protect ourselves, there can be no assurance that we will be aware of all patents, copyrights or trademarks containing claims that may pose a risk of infringement by our products and services. Generally, it is not economically practicable to determine in advance whether our products or services may infringe the present or future rights of others.

Accordingly, we may face claims of infringement or other violations of intellectual property rights that could interfere with our ability to use intellectual property or technology that is material to our businesses. For example, we have been subject to new and ongoing claims by Trading Technologies International, Inc. In addition, restrictions on the distribution of some of the market data generated by our brokerage desks could limit the comprehensiveness and quality of the data we are able to distribute or sell. The number of such third-party claims may grow. Our technologies may not be able to withstand such third-party claims or rights against their use.

In the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such claims or litigation, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, and the attention of management, any of which could negatively affect our businesses. Responding to these claims could also require us to enter into royalty or licensing agreements with the third parties claiming infringement, stop selling or redesign affected products, or pay damages on our own behalf or to satisfy indemnification commitments with our customers. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us, and may cause operating margins to decline.

If our software licenses from third parties are terminated or adversely changed or amended or if any of these third parties were to cease doing business, our ability to operate our businesses may be materially adversely affected.

We license databases and other software from third parties, much of which is integral to our systems and our businesses. The licenses are terminable if we breach our obligations under the license agreements. If any material relationships were terminated or adversely changed or amended, or if any of these third parties were to cease doing business, we may be forced to spend significant time and money to replace the licensed software, and our ability to operate our businesses may be materially adversely affected. Although we take steps to locate replacements, there can be no assurance that the necessary replacements will be available on reasonable terms, if at all. There can be no assurance that we will have an ongoing license to use all intellectual property which our systems require, the failure of which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

IT/Systems Risk

Our networks and those of our third-party service providers may be vulnerable to security risks, which could make our customers hesitant to use our electronic marketplaces.

The secure transmission of confidential information over public networks is a critical element of our operations. Our networks, those of our third-party service vendors, including Cantor and associated clearing corporations, and those of our customers may be vulnerable to unauthorized access, computer viruses, cyber attacks and other security problems. These networks are provisioned using redundant connections, service providers and routes to provide a high level of redundancy and availability and also to allow partitioning and containment of potential security threats. However, there can be no assurance that such measures will be effective against all future threats. People who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations, which could make our customers hesitant to use our electronic marketplaces. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches.

If we experience computer systems failures or capacity constraints, our ability to conduct our business operations could be harmed.

We support and maintain many of our computer systems and networks internally. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner would have a material adverse effect on our ability to conduct our business operations. Although all of our business critical systems have been designed and implemented with fault tolerant and/or redundant clustered hardware and diversely routed network connectivity, our redundant systems or disaster recovery plans may prove to be inadequate. Although we have four geographically disparate main data centers, they could be subject to failure due to environmental factors, power outage and other factors. Accordingly, we may be subject to system failures and outages which might impact our revenues and relationships with customers. In addition, we will be subject to risk in the event that systems of our partners, customers or vendors are subject to failures and outages.

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

There can be no assurance that we will not experience additional systems failures in the future from power or telecommunications failures, acts of God or war, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, cyber attacks, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by customer error or misuse of our systems, could damage our reputation, business and brand name.

Malicious attacks or related failures of our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.

Our businesses require us to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. Developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a cyber attack or other unforeseen malicious or catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology to maintain the confidentiality, integrity and availability of BGC’s and our clients’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external actors such as governments, organized crime and hackers, third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from within BGC. Given the high volume of transactions, certain errors may be repeated or compounded before they are discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on or breach of our operational systems, data or infrastructure.

If one or more of these events or malicious attacks occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in BGC’s, as well as our clients’ or other third parties’, operations, which could result in reputational damage, financial losses, regulatory penalties and/or client dissatisfaction or loss.

Internal Controls

If we fail to implement and maintain an effective internal control environment, our businesses and stock price could suffer, and we may need to restate our financial statements.

We are subject to the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the applicable SEC rules and regulations that require an annual management report on our internal controls over financial reporting. Such a report includes, among other matters, management’s assessment of the effectiveness of our internal controls over financial reporting and an attestation report by our independent registered public accounting firm addressing this assessment.

During the quarter ended June 30, 2009, our management identified a material weakness in our internal controls related to four unauthorized trades and failure to submit confirmations in one of our foreign offices. We determined that we lacked certain controls with respect to the activities of the broker and that the operational and risk management controls in place to monitor the broker’s activities were not properly performed in this instance and therefore were not effective with respect to this event. Performance of secondary controls resulted in the identification of these trades, which management believes were an isolated occurrence.

During the quarter ended September 30, 2009, our management implemented control enhancements to remediate this material weakness in internal controls. These control enhancements included: improving management oversight controls to enable increased awareness of unauthorized or unmatched activity; increased controls around monitoring and recording of client instructions and settlements; enhanced procedures for pre-settlement matching of trades; automated trade confirmation processes; implementing a process to ensure that all trade date reconciliation procedures are being properly performed and reviewed; and improved management reporting regarding compliance, risk monitoring and P&L activity. Although this material weakness was remediated as of December 31, 2009, there can be no assurance that a similar incident could not occur.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal controls over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal controls. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As such, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our stock price.

Ongoing compliance with the Sarbanes-Oxley Act, as well as compliance with current and future regulatory control requirements, including those expected to be imposed by the FSA, may require significant expenses and divert management resources from our operations and could require a restructuring of our internal controls over financial reporting. Any such expenses, time reallocations or restructuring could be disruptive and have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Tax

We may be required to pay Cantor for a significant portion of the tax benefit relating to any additional tax depreciation or amortization deductions we claim as a result of any step-up in the tax basis in the assets of BGC U.S. and BGC Global resulting from the exchange of interests in BGC Holdings for our common stock.

Cantor’s partnership interests in BGC Holdings may be exchanged for shares of our Class A common stock or our Class B common stock, on a one-for-one basis (subject to customary anti-dilution adjustments). The exchanges may result in increases to our share of the tax basis of the tangible and intangible assets of each of

BGC U.S. and BGC Global that otherwise would not have been available, although the Internal Revenue Service may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the Internal Revenue Service. These increases in tax basis, if sustained, may reduce the amount of tax that we would otherwise be required to pay in the future.

We are a party rights and obligations under a tax receivable agreement with Cantor that provides for the payment by us to Cantor of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. It is expected that we will benefit from the remaining 15% of cash savings, if any, in income tax that we realize. (See—“Tax Receivable Agreement.”)

Other General Risks

Our business is global and exchange rate fluctuations impact our results.

Because our business is global, we are exposed to risks associated with changes in foreign exchange rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of revenues and expenses, in particular with regard to British Pounds and Euros. In addition, changes in the remeasurement of our foreign currency denominated net assets are recorded as part of our results of operations and fluctuate with changes in foreign currency rates. We monitor the net exposure in foreign currencies on a daily basis and hedge our exposure as deemed appropriate with highly rated major financial institutions. However, potential movements in the U.S. dollar against other currencies in which we earn revenues could also adversely affect our financial results.

Employee misconduct or error could harm us by impairing our ability to attract and retain customers and subjecting us to significant financial losses, legal liability, regulatory sanctions and reputational harm; moreover, misconduct is difficult to detect and deter, and error is difficult to prevent.

Employee misconduct or error could subject us to financial losses, legal liability, regulatory sanctions and could seriously harm our reputation and negatively affect us. Misconduct by employees could include engaging in improper or unauthorized transactions or activities, failing to properly supervise other employees or improperly using confidential information. Employee errors, including mistakes in executing, recording or processing transactions for customers, could cause us to enter into transactions that customers may disavow and refuse to settle, which could expose us to the risk of material losses even if the errors are detected and the transactions are unwound or reversed. If our customers are not able to settle their transactions on a timely basis, the time in which employee errors are detected may be increased and our risk of material loss could be increased. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms. It is not always possible to deter and detect employee misconduct or prevent error, and the precautions we take to deter and detect and prevent this activity may not be effective in all cases.

The financial markets in which we operate are generally affected by seasonality which could have a material adverse effect on our results of operations in a given period.

Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year due to a general slowdown in the business environment and, therefore, our transaction volume levels may decrease during those periods. The timing of local holidays also affects transaction volume. These factors could have a material adverse effect on our results of operations in a given period.

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

Partnership Structure

Our partnership structure may adversely affect our ability to retain, recruit and motivate some employee partners.

While we believe that our partnership structure promotes retention and recruitment, some employee partners may be more attracted to the benefits of working at a privately controlled partnership, which may adversely affect our ability to retain, recruit and motivate these persons. While BGC Holdings limited partnership interests entitle founding/working and other limited partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests, as described below), any such founding/working or other limited partners are, unless Cantor, in the case of the founding partners, and us, as the general partner of BGC Holdings, otherwise determine, only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account or post-termination amount, if any, and not any goodwill or going concern value of our business. Further, certain working partner units, such as PSUs and PSIs, have no right to a post-termination payment. Moreover, founding/working and other limited partners have no unilateral right to exchange their BGC Holdings limited partnership interests for shares of our Class A common stock.

The BGC Holdings limited partnership interests are also subject to redemption, and subject founding/working and other limited partners to non-competition and non-solicitation covenants, as well as other obligations. In addition, the exercise of Cantor’s right to purchase from BGC Holdings exchangeable limited partnership interests when founding partner units are redeemed by BGC Holdings will result in the share of distributions of income from the operations of our businesses on other outstanding BGC Holdings limited partnership interests, including those held by founding/working or other limited partners, to remain the same rather than increasing as would be the case if such interests were redeemed by BGC Holdings. In addition, any purchase of exchangeable limited partnership units by Cantor from BGC Holdings following Cantor’s decision to grant exchangeability on founding partner units will result in additional dilution.

The terms of the BGC Holdings limited partnership interests held by founding partners also provide for the following:

•

founding partner units are not entitled to reinvest the distributions on their BGC Holdings limited partnership interests in additional BGC Holdings limited partnership interests at preferential or historical prices or at all; and

•

Cantor is entitled to receive any amounts from selected extraordinary transactions that are withheld from distributions to certain founding partners and forfeited by founding partners leaving BGC Holdings prior to their interests in such withheld distributions fully vesting, rather than any such forfeited amounts accruing to the benefit of all BGC Holdings limited partners on a pro rata basis.

In addition, the ownership of the distribution rights and underlying shares of our Class A common stock received by founding partners is not dependent upon a founding partner’s continued employment with us or compliance with the partner obligations, and with respect to those shares founding partners are therefore not restricted from leaving us by the potential loss of the shares distributable pursuant to these distribution rights.

Risks Related to our Relationship with Cantor and its Affiliates

We are controlled by Cantor, which has potential conflicts of interest with us and may exercise its control in a way that favors its interests to our detriment.

•	Cantor’s Control

Cantor effectively is able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our Class A common stock and Class B common stock or other securities. This control is subject to the approval of our independent directors on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us. Conflicts of interest may arise between us and Cantor in a number of areas relating to our past and ongoing relationships, including:

•	potential acquisitions and dispositions of businesses;

•	the issuance or disposition of securities by us;

•	the election of new or additional directors to our board of directors;

•

the payment of dividends by us (if any), distribution of profits by BGC U.S., BGC Global and/or BGC Holdings and repurchases of shares of our Class A common stock or purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers other employees, partners, and others;

•	business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities, including Cantor’s and our brokerage and financial services;

•	intellectual property matters;

•	business combinations involving us;

•	conflicts between our agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;

•	competition between our and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses;

•	the nature, quality and pricing of administrative services to be provided by Cantor and/or Tower Bridge International Services, L.P.; and

•	provision of clearing capital pursuant to the Clearing Agreement and potential and existing loan arrangements.

We also expect Cantor to manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A common stock or Class B common stock, or securities convertible or exchangeable into shares of Class A common stock or Class B common stock, that would dilute Cantor’s voting power in us.

In addition, Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own businesses and/or of the relationships that exist between and among Cantor and us. Any future related-party transaction or arrangement between Cantor and us is subject to the prior approval by our audit committee, but generally does not otherwise require the separate approval of our stockholders, and if such stockholder approval is required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders. Further, our regulators, including the FSA, may require the consolidation, for regulatory purposes, of Cantor and us with respect to our U.K. regulated entities or other entities or require other restructuring of the group. There is no assurance that such consolidation or restructuring would not result in a material expense or disruption to our business.

In addition, the service of officers or partners of Cantor as our executive officers and directors, and those persons’ ownership interests in and payments from Cantor and its affiliates, could create conflicts of interest when we and those directors or officers are faced with decisions that could have different implications for us and Cantor. See “—Risks Related to our Business—Our ability to retain our key employees and the ability of certain key employees to devote adequate time to us are critical to the success of our businesses, and failure to do so may adversely affect our businesses, financial condition, results of operations and prospects.”

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

In order to address potential conflicts of interest between Cantor and its representatives and us, our certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve Cantor and its representatives, and our powers, rights, duties and liabilities and those of our representatives in connection with our relationship with Cantor and its affiliates, officers, directors, general partners or employees. Our certificate of incorporation provides that no Cantor Company, as defined in our certificate of incorporation, or any of the representatives, as defined in our certificate of incorporation, of a Cantor Company will owe any fiduciary duty to, nor will any Cantor Company or any of their respective representatives be liable for breach of fiduciary duty to, us or any of our stockholders, including with respect to corporate opportunities. The corporate opportunity policy that is included in our certificate of incorporation is designed to resolve potential conflicts of interest between us and Cantor and its representatives.

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

If Cantor competes with us, it could materially harm us.

Agreements between us and Cantor are between related parties, and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties and may subject us to litigation.

Our relationship with Cantor results in agreements with Cantor that are between related parties. As a result, the prices charged to us or by us for services provided under agreements with Cantor may be higher or lower than prices that may be charged by third parties, and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties. For example, pursuant to the separation agreement, Cantor has a right, subject to certain conditions, to be our customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from BGCantor Market Data without any cost. Any future related-party transactions or arrangements between us and Cantor is subject to the prior approval by our audit committee, but generally does not otherwise require the separate approval of our stockholders, and if such stockholder approval were required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders.

These related party relationships may from time to time subject us to litigation. For example, on March 9, 2012, a purported derivative action was filed alleging that certain related party transactions were unfair to the Company. See “Legal Proceedings.”

Risks Related to our Class A Common Stock, Sales of Class A Common Stock and Our Structure

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which is acting as our sales agent in our controlled equity offering. In addition, we have retained Cantor and its affiliates to provide us with additional investment banking services.

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which acted as our sales agent pursuant to controlled equity offering sales agreements, entered into on various dates in 2010 and 2011 and most recently on February 15, 2012 (collectively, the “Sales Agreements”), pursuant to which we may offer and sell up to an aggregate of 31 million shares of Class A common stock. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of us. Under these agreements, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of March 1, 2012, we have issued and sold approximately 19.3 million shares of our Class A common stock under the Sales Agreements. In addition, Cantor, CF&Co and their affiliates have provided investment banking services to us and our affiliates in the past and may be expected to do so in the future. They receive customary fees and commissions for these services. In addition, they may also receive brokerage services and market data and analytics products from us and our respective affiliates.

CF&Co has retained independent legal advisors in connection with its role as sales agent under the Sales Agreements, but for the reasons described below it may not be in a position to provide us with independent financial input in connection with the offering of shares of our Class A common stock pursuant to the Sales Agreements. We are not required to, and have not engaged, an independent investment banking firm to act as a qualified independent underwriter or to otherwise provide us with independent input in our controlled equity offering.

While our board of directors and audit committee will be involved with any future decision by us to terminate the Sales Agreements or to enter into new sales agreements with CF&Co, our management has been delegated the authority to determine, and to so instruct CF&Co with respect to, matters involving the manner, timing, number of shares, and minimum prices per share or proceeds for sales of our shares, or the suspension thereof, in our controlled equity offering pursuant to the Sales Agreements. Our management may be expected to consult with appropriate personnel from CF&Co in making such determinations, but given the overlap between our senior management and that of Cantor and its wholly owned subsidiary, CF&Co, it may be expected that any joint determinations by our senior management and that of CF&Co with respect to our controlled equity offering will involve the same individuals. In making such joint determinations, our audit committee has instructed our senior management to act in the best interests of us and our stockholders. Nevertheless, in making such determinations, such individuals will not have the benefit of input from an independent investment banking firm that is able to make its own determinations with respect to our controlled equity offering, including, but not limited to, whether to suspend sales under the Sales Agreement or to terminate the Sales Agreements.

Purchasers, as well as existing stockholders, may experience significant dilution as a result of offerings of our shares of Class A common stock.

We currently have in place an effective equity shelf Registration Statement on Form S-3 (the “Form S-3 Registration Statement”) with respect to the issuance and sale of up to 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. As of March 1, 2012, we have issued and sold an aggregate of approximately 8.3 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the controlled equity offering sales agreement we entered into with CF&Co. on September 9, 2011 (the “September 2011 Sales Agreement”); with approximately 1.7 million shares of Class A common stock remaining to be sold under the September 2011 Sales Agreement. In addition, on February 15, 2012, the Company entered into a new controlled equity offering sales agreement (the “February 2012 Sales Agreement”) with CF&Co., pursuant to which the Company could offer and sell up to an additional 10 million shares of Class A common stock under the Form S-3. Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 1, 2012, we have issued an aggregate of 791,910 shares of Class A common stock under the Form S-4, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of March 1, 2012, we have issued approximately 28,254 shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

Because the sales of shares of our Class A common stock under the Sales Agreements have been made, and any other future sales of our Class A common stock may be made, in privately negotiated transactions or directly into the market at prevailing market prices or at prices related to such prevailing market prices, the prices at which these shares have been sold and may be sold in the future will vary, and these variations may be significant. Purchasers of these shares may suffer significant dilution if the price they pay is higher than the price paid by other purchasers of shares of our Class A common stock under the Sales Agreements and any future offerings of our shares of Class A common stock.

In selling shares of our Class A common stock under the Sales Agreements, we may determine to instruct CF&Co. not to sell our shares at less than a minimum price per share designated by us. Alternatively, we may instruct CF&Co. to sell our shares so as to seek to realize a designated minimum price per share for all shares sold over a designated time period, or so as to seek to raise a designated minimum dollar amount of gross proceeds from sales of all such shares over a designated time period. These approaches may result in some purchasers of our shares paying a significantly higher price per share than other purchasers, depending upon the number of shares sold, the market prices for our shares, and the liquidity and depth of our market. In particular, this could be the case near the end of any designated sales period, especially if we determine at that time to authorize CF&Co. to seek to sell our shares in privately negotiated transactions at a discount to prevailing market prices.

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

We intend to use the net proceeds of the sale of shares of Class A common stock under the Sales Agreements, and may use the net proceeds from future offerings, for general corporate purposes, which among other things, are expected to include principally repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases. During the year ended December 31, 2011, we repurchased 60,929 shares of Class A common stock at an aggregate purchase price of approximately $392,000, at an average repurchase price of $6.43 per share. During the year ended December 31, 2011, the Company redeemed 8.6 million limited partnership units at an average price of $6.60 per unit and approximately 0.2 million founding/ working partner units at an average price of $7.77 per unit. In the future we expect to continue to repurchase shares of our Class A common stock and purchase BGC Holdings units from Cantor, our executive officers, other employees, partners, and others, and these repurchases and purchases may be significant.

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

Events which could have such an effect include the following:

•

The BGC Holdings Notes and the 8.75% Convertible Notes are exchangeable and convertible as follows: The BGC Holdings Notes held by Cantor are (i) exchangeable for a like principal amount of convertible notes held by BGC Holdings, or (ii) convertible into an aggregate of 22,508,095 BGC Holdings exchangeable limited partnership interests. The BGC Holdings exchangeable limited partnership interests are themselves exchangeable on a one-for-one basis for shares of Class A common stock. The 8.75% Convertible Notes are convertible into an aggregate of 22,508,095 shares of Class A common stock. In connection with the issuance of the 8.75% Convertible Notes, we entered into a registration rights agreement with Cantor, dated April 1, 2010, pursuant to which holders of the 8.75% Convertible Notes and the shares of Class A common stock issuable upon conversion of the 8.75% Convertible Notes have registration rights. See “Certain Relationships and Related Transactions, and Director Independence—8.75% Convertible Senior Notes due 2015.”

•

The 4.50% Convertible Notes are convertible, at the holder’s option, at an initial conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of Notes, subject to adjustment in certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. The 4.50% Convertible Notes are currently convertible into approximately 16.3 million shares of Class A common stock. See “Certain Relationships and Related Transactions, and Director Independence—4.50% Convertible Senior Notes due 2016.”

•

On October 12, 2010, a resale Registration Statement on Form S-3 filed by us with the SEC was declared effective. Pursuant to this Registration Statement, up to 3,494,891 shares of Class A common stock (1,964,127 of which have been offered and sold as of March 1, 2012) may be sold by Cantor for the account of certain retained and founding partners and/or by such retained and founding partners, as distributees of shares of Class A common stock from Cantor, from time to time on a delayed or continuous basis, as well as by The Cantor Fitzgerald Relief Fund.

•

On August 17, 2011, a resale Registration Statement on Form S-3 filed by us with the SEC was declared effective. Pursuant to this Registration Statement, up to 9,440,317 shares of Class A common stock (2,186,380 of which have been offered and sold as of March 1, 2012) may be sold by Cantor for the account of certain retained and founding partners and/or by such retained and founding partners, as distributes of shares of Class A common stock from Cantor, from time to time on a delayed or continuous basis, as well as by The Cantor Fitzgerald Relief Fund.

•

As of March 1, 2012, under the September 2011 Sales Agreement, the Company has offered and sold an aggregate of 8,287,110 shares of Class A common stock and may sell up to an additional 11,712,890 shares of Class A common stock under the September 2011 Sales Agreement and the February 2012 Sales Agreement.

•

(i) The distribution by Cantor of shares of Class A common stock to satisfy certain of its distribution rights obligations to certain current and former partners of Cantor and/or in payment of previous quarterly partnership distributions payable to such partners, (ii) the granting of exchangeability of certain BGC Holdings units into shares of our Class A common stock in connection with our partnership redemption and compensation restructuring program and otherwise, and (iii) the issuance of shares of Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable founding partner units.

•

The sale of shares of our Class A common stock issuable in connection with (i) the conversion by Cantor of shares of its Class B common stock into shares of Class A common stock, (ii) the exchange of Cantor’s exchangeable limited partnership interests, (iii) incentive compensation, including RSUs, and (iv) potential business combination transactions (if exchangeable), could adversely affect the market price.

In addition, we have registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”), 150 million shares of common stock, which are reserved for issuance upon exercise of options, restricted stock, exchange rights and other incentive compensation granted under our Long-Term Incentive Plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. We may in the future register additional shares of common stock under the Securities Act that become reserved for issuance under our Long-Term Incentive Plan or other benefit plans. In addition, we have registered under the Securities Act 425,000 shares of common stock issuable under our stock purchase plan.

We may continue in 2012 our global program whereby partners redeem their REUs or RPUs in exchange for partnership units and receive exchangeability or cash for certain of their limited partnership units and, in many cases, a modification or extension of their employment arrangement.

In addition, we have issued shares of our common stock, warrants and convertible preferred stock and granted registration rights in connection with certain of our strategic alliances.

During 2011, we repurchased 60,929 shares of Class A common stock at an aggregate purchase price of approximately $392,000. The reacquired shares were designated treasury shares and will be used for general corporate purposes. As of March 1, 2012, we had approximately $68.8 million was remaining from the authorization of our board of directors and our audit committee to repurchase our Class A common stock, BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers. We may continue to make stock repurchases in 2012 and from time to time we may actively repurchase shares and may cease making repurchases at anytime.

For further information on the foregoing, see “Certain Relationships and Related Transactions, and Director Independence.”

Because our voting control is concentrated among the holders of Class B common stock, the market price of Class A common stock may be adversely affected by disparate voting rights.

As of March 1, 2012, Cantor beneficially owned approximately 78.3% of our voting power. As long as Cantor beneficially owns a majority of our combined voting power, it will have the ability, without the consent of the public stockholders, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us. In certain circumstances, such as when transferred to an entity controlled by Cantor or Mr. Lutnick, the shares of Class B common stock issued to Cantor may be transferred without conversion to Class A common stock.

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

We are a holding company with no independent means of generating revenues. Any dividends declared by us and all applicable taxes payable in respect of our net taxable income, if any, are paid from distributions to us from BGC U.S. and BGC Global. To the extent that we need funds to pay dividends or to pay taxes on our share of BGC U.S.’s and BGC Global’s net taxable income, or to repurchase shares of our common stock or BGC Holdings exchangeable limited partnership interests or if we need funds to pay dividends, make repurchases or for any other purpose, and either BGC U.S. or BGC Global or their respective subsidiaries are restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our businesses, financial condition and results of operations and our ability to declare dividends. In addition, any unanticipated accounting, tax or other charges against net income could adversely affect our ability to pay dividends, taxes and other expenses and to make repurchases.

We may not be able to pay dividends on our common stock.

We are a holding company with no direct operations and will be able to pay dividends only from our available cash on hand and funds received from distributions from BGC U.S. and BGC Global. BGC U.S. and BGC Global intend to distribute to their limited partners, including us, on a pro rata and quarterly basis, cash that is not required to meet BGC U.S.’s and BGC Global’s anticipated business needs. As a result, BGC U.S.’s and BGC Global’s ability, and in turn our ability, to make any distributions will depend upon the continuing profitability and strategic and operating needs of our business, including various capital adequacy and clearing capital requirements promulgated by regulatory, banking and exchange authorities to which our subsidiaries are subject. We expect to pay not less than 75% of our post-tax distributable earnings per fully diluted share as cash dividends to all common stockholders, with the balance of such distributable earnings to be available to repurchase shares of our Class A common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others.

Our board of directors and our audit committee have authorized repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor, our executive officers, other employees, partners and others, at the volume-weighted average price, to the extent available, of such securities on the date on which such repurchase or purchase is made. As of March 1, 2012 we had approximately $68.8 million remaining under our stock repurchase authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in BGC U.S.’s and BGC Global’s respective businesses, although we neither have current plans to do so nor do we expect to so long as we maintain our current dividend policy. As a result, there can be no assurance that future dividends will be paid. See “Dividend Policy.”

Delaware law and our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. Some provisions of the Delaware General Corporation Law (the “DGCL”) and our amended and restated certificate of incorporation (the “certificate of incorporation”), and amended and restated bylaws (the “bylaws”), could make the following more difficult:

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

Our bylaws provide that special meetings of stockholders may be called only by the Chairman of our board of directors, or in the event the Chairman of our board of directors is unavailable, by the Chief Executive Officer or by the holders of a majority of the voting power of our Class B common stock, which is held by Cantor and CFGM, the managing general partner of Cantor, an entity controlled by our Chairman and Chief Executive Officer, Mr. Lutnick. In addition, our certificate of incorporation permits us to issue “blank check” preferred stock.

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

If we were deemed an “investment company” under the Investment Company Act as a result of our ownership of BGC U.S., BGC Global or BGC Holdings, applicable restrictions could make it impractical for us to continue our business as contemplated and could materially adversely affect our businesses, financial condition and results of operation.

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

The Investment Company Act and the rules thereunder contain detailed prescriptions for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, limit the issuance of debt and equity securities, prohibit the issuance of stock options and impose certain governance requirements. If anything were to happen that would cause us, BGC Holdings or Cantor to be deemed to be an investment company under the Investment Company Act, the Investment Company Act would limit our or its capital structure, ability to transact business with affiliates (including Cantor, BGC Holdings or us, as the case may be) and ability to compensate key employees. Therefore, if Cantor, BGC Holdings or we became subject to the Investment Company Act, it could make it impractical to continue our business, impair agreements and arrangements, and the transactions contemplated by those agreements and arrangements, between and among us, BGC Holdings, BGC U.S., BGC Global and Cantor or any combination thereof and materially adversely affect our businesses, financial condition and results of operations.

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

After completing the acquisition of Newmark in October 2011, we also have a number of other offices in nine states (NY, CA, CT, FL, GA, IL, MA, NJ, TX) and the District of Columbia. In addition, Newmark operates through license agreements in a number of states, including four states where Newmark does not have its own offices (IN, MI, PA and TN).

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

Employment and Competitor-Related Litigation

From time to time, the Company and its affiliates are involved in litigation, claims and arbitrations in the U.S. and internationally relating to various employment matters, including with respect to termination of employment, hiring of employees currently or previously employed by competitors, terms and conditions of employment and other matters. In light of the competitive nature of the brokerage industry, litigation, claims and arbitration between competitors regarding employee hiring are not uncommon.

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

On February 3, 2010, TT filed another civil action against the Company in the Northern District of Illinois, alleging direct and indirect infringement of three additional patents, U.S. Patents Nos. 7,533,056, 7,587,357, and 7,613,651, and by later amendment to the complaint No. 7,676,411 by the eSpeedometer product. On June 24, 2010, TT filed a Second Amended Complaint to add certain of our affiliates. On February 4, 2011, the Court ordered that the case be consolidated with 9 other cases filed by TT in February 2010 against other defendants, involving some of the same patents. On May 25, 2011, TT filed a Third Amended Complaint, substituting certain of our affiliates for the previously named defendants. On June 15, 2011, TT filed a Fourth Amended Complaint, adding claims of direct and indirect infringement of six additional U.S. Patents Nos. 7,685,055, 7,693,768, 7,725,382, 7,813,996, 7,904,374, and 7,930,240. On October 3, 2011 we filed an answer and counterclaims. On February 9, 2012, the Court granted a motion for partial summary judgment, holding that Patent No. 7,676,411 is invalid, and a motion for partial summary judgment, that Patent No. 7,533,056 is not invalid for lack of written description.

On August 24, 2009, Tullett Liberty Securities LLC (“Tullett Liberty”) filed a claim with FINRA dispute resolution (the “FINRA Arbitration”) in New York, New York against BGC Financial, L.P., an affiliate of BGC Partners (“BGC Financial”), one of BGC Financial’s officers, and certain persons formerly or currently employed by Tullett Liberty subsidiaries. Tullett Liberty thereafter added Tullett Prebon Americas Corp. (“Tullett Americas,” together with Tullett Liberty, the “Tullett Subsidiaries”) as a claimant, and added 35 individual employees, who were formerly employed by the Tullett Subsidiaries, as respondents. In the FINRA Arbitration, the Tullett Subsidiaries allege that BGC Financial harmed their inter-dealer brokerage business by hiring 79 of their employees, and that BGC Financial aided and abetted various alleged wrongs by the employees, engaged in unfair competition, misappropriated trade secrets and confidential information, tortiously interfered with contract and economic relationships, and violated FINRA Rules of Conduct. The Tullett Subsidiaries also alleged certain breaches of contract and duties of loyalty and fiduciary duties against the employees. BGC Financial has generally agreed to indemnify the employees. In the FINRA Arbitration, the Tullett Subsidiaries claim compensatory damages of not less than $779 million and exemplary damages of not less than $500 million. The Tullett Subsidiaries also seek costs and permanent injunctions against the defendants.

The parties stipulated to consolidate the FINRA Arbitration with five other related arbitrations (FINRA Case Nos. 09-04807, 09-04842, 09-06377, 10-00139 and 10-01265)—two arbitrations previously commenced against Tullett Liberty by certain of its former brokers now employed by BGC Financial, as well as three arbitrations commenced against BGC Financial by brokers who were previously employed by BGC Financial before returning to Tullett Liberty. FINRA consolidated them. BGC Financial and the employees filed their Statement of Answer and BGC’s Statement of Counterclaim. Tullett Liberty responded to BGC’s Counterclaim. Tullett filed an action in the Supreme Court, New York County against three of BGC’s executives involved in the recruitment in the New York metropolitan area. Tullett agreed to discontinue the action in New York state court and add these claims to the FINRA Arbitration. Tullett and the Company have also agreed to join Tullett’s claims against BGC Capital Markets, L.P. to the FINRA Arbitration. The hearings in the FINRA Arbitration and the arbitrations consolidated therewith are scheduled to begin in mid-April 2012.

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

In response to a BGC motion, Tullett filed its First Amended Complaint (the “Amended New Jersey Complaint”), which largely repeated the allegations of injury and the claims asserted in the initial complaint. The Amended New Jersey Complaint incorporates the damages sought in the FINRA Arbitration, repeats many of the allegations raised in the FINRA Arbitration and also references hiring of employees of Tullett affiliates by BGC Partners or BGC Partners’ affiliates overseas, for which Tullett and/or the Tullett Subsidiaries have filed suit outside of the United States, including one in the High Court in London and another commenced by a Tullett affiliate against seven brokers at a BGC Partners affiliate in Hong Kong, on which we may have certain indemnity obligations. In the London action, the High Court found liability for certain of BGC Partners’ actions, affirmed on appeal, and the case was settled during the damages hearing thereafter. The Hong Kong case has also been settled. BGC Partners moved to dismiss the Amended New Jersey Complaint, or in the alternative, to stay the action pending the resolution of the FINRA Arbitration. In that motion, BGC Partners argued that Tullett lacked standing to pursue its claims, that the court lacked subject matter jurisdiction and that each of the causes of action in the Amended New Jersey Complaint failed to state a legally sufficient claim. On June 18, 2010, the District Court ordered that the First Amended Complaint be dismissed with prejudice. Tullett appealed. On May 13, 2011, the United States Court of Appeals for the Third Judicial Circuit affirmed the decision of the District Court dismissing the case with prejudice. Subsequently, Tullett, joined by two subsidiaries, has filed a complaint against BGC Partners in New Jersey state court, alleging substantially the same claims. The New Jersey state action also raises claims related to employees who decided to terminate their employment with Tullett and join a BGC Partners affiliate subsequent to the federal complaint. BGC has moved to stay the New Jersey state action and has also moved to dismiss certain of the claims asserted therein. On November 9, 2011, the court granted BGC Partners’ motion to dismiss Tullett’s claim for “raiding”, but otherwise denied the motions to dismiss and for a stay. BGC Partners moved for leave to appeal the denial of its motions. On December 21, 2011, the Superior Court, Appellate Division, denied BGC Partners’ motion for leave to appeal. On December 22, 2011, BGC Partners filed its Answer and Affirmative Defenses. This action is proceeding to discovery.

Subsidiaries of Tullett filed additional claims with FINRA on April 4, 2011, seeking unspecified damages and injunctive relief against BGC Financial and nine additional former employees of the Tullett subsidiaries alleging similar claims (similar to those asserted in the previously filed FINRA Arbitration) related to BGC Financial’s hiring of those nine employees in 2011. These claims have not been consolidated with the other FINRA proceedings. BGC Financial and those employees filed their Statement of Answer and the employees’ Statement of Counterclaims, and the Tullett subsidiaries responded to the employees’ counterclaims.

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

In November, 2010, the Company’s affiliates filed three proceedings against Tullett Prebon Information (C.I.) Ltd and certain of its affiliates. In these proceedings, our affiliates seek to recover hundreds of millions of dollars relating to Tullett’s theft of BGCantor Market Data’s proprietary data. BGCantor Market Data (and two predecessors in interest) seek contractual damages and two of our brokerage affiliates seek disgorgement of profits due to unfair competition. In the ordinary course of business, various legal actions are brought and may be pending against the Company. The Company is also involved, from time to time, in other reviews, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s business. Any such actions may result in judgments, settlements, fines, penalties, injunctions or other relief.

On March 9, 2012, a purported derivative action was filed in the Supreme Court of the State of New York, County of New York captioned International Painters and Allied Trades Industry Pension Fund, etc. v. Cantor, CFGM., CF&Co., the Company and its directors, Index No. 650736-2012, which suit alleges that the terms of the April 1, 2010 8.75% Convertible Notes issued to Cantor were unfair to the Company, the Company’s Controlled Equity Offerings unfairly benefited Cantor at the Company’s expense and the August 2011 amendment to the change in control agreement of Mr. Lutnick was unfair to the Company. It seeks to recover for the Company unquantified damages, disgorgement of payments received by defendants, a declaration that the 8.75% Convertible Notes are void and attorneys’ fees. The Company believes that each of these allegations is without merit and intends to defend against them vigorously.

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

ITEM 4.	MINE SAFETY DISCLOSURES

  Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The Company declared quarterly dividends of $0.17, $0.17, $0.17 and $0.17 for the first, second, third and fourth quarters of 2011, respectively.

	High	Low
2012
First Quarter (through March 12, 2012)	$8.04	$5.88

2011
First Quarter	$10.07	$7.72
Second Quarter	$9.75	$7.27
Third Quarter	$8.58	$5.88
Fourth Quarter	$7.47	$5.40

2010
First Quarter	$6.47	$3.72
Second Quarter	$6.97	$5.05
Third Quarter	$6.03	$4.69
Fourth Quarter	$8.76	$5.95

On March 12, 2012, the last reported closing price of our Class A common stock on the NASDAQ Global Select Market was $7.80. As of March 12, 2012, there were 355 holders of record of our Class A common stock and 2 holders of record of our Class B common stock.

Dividend Policy

Our board of directors has authorized a dividend policy which provides that we expect to pay not less than 75% of our “post-tax distributable earnings per fully diluted share” as cash dividends to our common stockholders, with the balance of such distributable earnings to be available to repurchase shares of our Class A common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others. Please see below for a detailed definition of “post-tax distributable earnings per fully diluted share.”

We expect to pay such dividends, if and when declared by our board of directors, on a quarterly basis. The dividend to our common stockholders is expected to be calculated based on post-tax distributable earnings allocated to BGC Partners, Inc. and generated over the fiscal quarter ending prior to the record date for the dividend. No assurance can be made, however, that a dividend will be paid each quarter.

The declaration, payment, timing and amount of any future dividends payable by us will be at the sole discretion of our board of directors. We are a holding company, with no direct operations, and therefore we are able to pay dividends only from our available cash on hand and funds received from distributions from BGC U.S. and BGC Global. Our ability to pay dividends may also be limited by regulatory considerations as well as by covenants contained in financing or other agreements. In addition, under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Accordingly, any unanticipated accounting, tax, regulatory or other charges against net income may adversely affect our ability to declare dividends. While we intend to declare and pay dividends quarterly, there can be no assurance that our board of directors will declare dividends at all or on a regular basis or that the amount of our dividends will not change.

Partnership and Equity Repurchases

Our board of directors and our audit committee have authorized repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including those held by Cantor, our executive officers, other employees, partners and others, at the volume-weighted average price, to the extent available, of such securities on the date on which such repurchase or purchase is made. As of March 1, 2012, we had approximately $68.8 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.

The following table details our share repurchase activity during the fourth quarter of 2011, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced plans and the approximate value that may yet be purchased under these plans:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1, 2011 through October 31, 2011	—	$—	—
November 1, 2011 through November 30, 2011	—	—	—
December 1, 2011 through December 31, 2011	46,484	5.71	46,484

Total	46,484	$5.71	46,484	$84,359,499

Certain Definitions

“Revenues for distributable earnings,” “pre-tax distributable earnings” and “post-tax distributable earnings” are supplemental measures of operating performance that are used by management to evaluate the financial performance of the Company and its subsidiaries. BGC Partners believes that distributable earnings best reflects the operating earnings generated by the Company on a consolidated basis and are the earnings which management considers available for distribution to BGC Partners, Inc. and its common stockholders, as well as to holders of BGC Holdings partnership units during any period.

As compared with “income (loss) from operations before income taxes,” “net income (loss) for fully diluted shares,” and “fully diluted earnings (loss) per share,” all prepared in accordance with GAAP, distributable earnings calculations primarily exclude certain non-cash compensation and other expenses which generally do not involve the receipt or outlay of cash by the Company, which do not dilute existing stockholders, and which do not have economic consequences, as described below. In addition, distributable earnings calculations exclude certain gains and charges that management believes do not best reflect the ordinary operating results of BGC.

Revenues for distributable earnings are defined as GAAP revenues excluding the impact of BGC Partners, Inc.’s non-cash earnings or losses related to its equity investments, such as in Aqua Securities, L.P. and ELX Futures, L.P., and its holding company general partner, ELX Futures Holdings LLC. Revenues for distributable earnings also include the collection of receivables which would have been recognized for GAAP other than for the effect of acquisition accounting.

Pre-tax distributable earnings are defined as GAAP income (loss) from operations before income taxes excluding items that are primarily non-cash, non-dilutive, and non-economic, such as:

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

“Compensation and employee benefits” expense for distributable earnings will also include broker commission payouts relating to the aforementioned collection of receivables.

Beginning with the first quarter of 2011, BGC’s definition of distributable earnings was revised to exclude certain gains and charges with respect to acquisitions, dispositions, and resolutions of litigation. This change in the definition of distributable earnings is not reflected in, nor does it affect the Company’s presentation of prior periods. Management believes that excluding these gains and charges best reflects the operating performance of BGC.

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

BGCs’ distributable earnings per share calculations assume either that:

•

The fully diluted share count includes the shares related to the dilutive instruments, such as the Convertible Senior Notes, but excludes the associated interest expense, net of tax, when the impact would be dilutive, or;

•	The fully diluted share count excludes the shares related to the dilutive instruments, but includes the associated interest expense, net of tax.

Each quarter, the dividend to common stockholders is expected to be determined by the Company’s Board of Directors with reference to post-tax distributable earnings per fully diluted share. In addition to the Company’s quarterly dividend to common stockholders, BGC Partners expects to pay a pro-rata distribution of net income to BGC Holdings founding/working partner and other units, including REUs, RPUs, PSUs and PSIs, and to Cantor for its noncontrolling interest. The amount of all of these payments is expected to be determined using the above definition of pre-tax distributable earnings per share.

Certain employees who are holders of RSUs are granted pro-rata payments equivalent to the amount of dividends paid to common stockholders. Under GAAP, a portion of the dividend equivalents on RSUs is required to be taken as a compensation charge in the period paid. However, to the extent that they represent cash payments made from the prior period’s distributable earnings, they do not dilute existing stockholders and are therefore excluded from the calculation of distributable earnings.

Distributable earnings is not meant to be an exact measure of cash generated by operations and available for distribution, nor should it be considered in isolation or as an alternative to cash flow from operations or GAAP net income (loss). The Company views distributable earnings as a metric that is not necessarily indicative of liquidity or the cash available to fund its operations.

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

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2011. This selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Amounts in thousands, except per share data.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data:
Revenues:
Commissions	$996,263	$851,089	$693,818	$871,198	$802,956
Principal transactions	375,001	377,581	379,767	247,404	205,049

Total brokerage revenues	1,371,264	1,228,670	1,073,585	1,118,602	1,008,005
Fees from related parties	62,227	65,996	58,877	76,126	53,809
Market data	17,772	18,314	17,953	19,404	18,981
Software solutions	9,190	7,804	7,419	7,780	10,983
Interest income	5,441	3,308	7,252	11,813	22,968
Other revenues	5,396	13,960	5,923	2,276	2,895
Losses on equity investments	(6,605)	(6,940)	(8,687)	(7,069)	(715)

Total revenues	1,464,685	1,331,112	1,162,322	1,228,932	1,116,926
Expenses:
Compensation and employee benefits	897,875	838,717	725,139	819,413	649,507
Allocation of net income to limited partnership units and founding/working partner units	18,437	23,307	16,731	11,400	—

Total compensation and employee benefits	916,312	862,024	741,870	830,813	649,507
Other expenses	494,014	412,173	355,964	388,345	424,745

Total expenses	1,410,326	1,274,197	1,097,834	1,219,158	1,074,252

Income from operations before income taxes	54,359	56,915	64,488	9,774	42,674
Provision for income taxes	15,999	11,543	23,675	20,115	9,320

Consolidated net income (loss)	38,360	45,372	40,813	(10,341)	33,354
Less: Net income attributable to noncontrolling interest in subsidiaries	18,223	24,210	20,788	19,368	2,352

Net income (loss) available to common stockholders	$20,137	$21,162	$20,025	$(29,709)	$31,002

Per share data:
Basic earnings (loss) per share	$0.17	$0.24	$0.25	$(0.28)	$0.17

Fully diluted earnings (loss) per share	$0.17	$0.24	$0.24	$(0.28)	$0.17

Basic weighted average shares of common stock outstanding	116,132	88,294	80,350	105,771	184,326

Fully diluted weighted average shares of common stock outstanding	116,514	228,568	211,036	105,771	185,482

Cash and cash equivalents	$369,713	$364,104	$469,301	$204,930	$277,299
Total assets	$1,405,185	$1,470,314	$1,464,549	$1,068,341	$1,377,629
Notes payable and collateralized borrowings	$331,916	$189,258	$167,586	$150,000	$196,818
Total liabilities	$904,218	$1,045,272	$1,026,651	$624,560	$905,952
Total stockholders’ equity	$316,654	$236,917	$201,889	$188,250	$469,325

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of BGC Partners, Inc.’s financial condition and results of operations should be read together with BGC Partners, Inc.’s consolidated financial statements and notes to those statements, included elsewhere in this document. When used herein, the terms “BGC Partners,” “BGC,” the “Company,” “we,” “us” and “our” refer to BGC Partners, Inc., including consolidated subsidiaries.

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.

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

•

our relationships with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, including Cantor Fitzgerald & Co. (“CF&Co”), any related conflicts of interest, competition for and retention of brokers and other managers and key employees, support for liquidity and capital and other relationships, including Cantor’s holding of our 8.75% Convertible Notes, CF&Co’s acting as our sales agent under our controlled equity or other offerings, and CF&Co’s acting as our financial advisor in connection with one or more business combinations or other transactions;

•	economic or geopolitical conditions or uncertainties;

•

extensive regulation of our businesses, changes in regulations relating to the financial services and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, fines, penalties, sanctions, enhanced oversight, increased financial and capital requirements, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, new business, products, or services;

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

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases of limited partnership interests of BGC Holdings, L.P. (“BGC Holdings”), or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•

the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible securities, our repurchase of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% Convertible Notes and counterparties to our capped call transactions, and resales of shares of our Class A common stock acquired from us or Cantor, including pursuant to our employee benefit plans, conversion of our 8.75% Convertible Notes and 4.50% Convertible Notes, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners including deferred distribution shares.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2011 and 2010. This discussion is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and the notes thereto included elsewhere in this Report.

Overview and Business Environment

BGC Partners is a leading global brokerage company primarily servicing the wholesale financial markets. The Company specializes in the brokering of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commercial real estate, property derivatives, commodities, futures, and structured products. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange.

Through its eSpeed, BGC Trader™ and Market Data brands, BGC Partners offers financial technology solutions, market data, and analytics related to select financial instruments and markets. Through its Newmark Knight Frank brand, the Company offers commercial real estate tenants, owners, investors and developers a wide range of brokerage services as well as property and facilities management. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. Named after fixed income trading innovator B. Gerald Cantor, BGC, following the acquisition of Newmark, has offices in over 35 major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Chicago, Copenhagen, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

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

From the second half of 2008, and through the first three quarters of 2009, the onset of the credit crisis and ensuing global economic slowdown resulted in an industry-wide slowdown in growth or outright decline in the volumes for many of the OTC and listed products we broker. Beginning in December 2009, and continuing over the course of 2011, industry wide monthly volumes for many of the products we broker once again increased year-over-year. These industry volumes are generally good proxies for the volumes in our Rates, Foreign Exchange, and Equities and Other Asset Classes brokerage businesses.

BGC Growth Drivers

As a wholesale intermediary, our business is driven by several key drivers in addition to those listed above. These include: overall industry volumes in the markets in which we broker, the size and productivity of our front-office headcount (sales people and brokers alike), regulatory issues, and the percentage of our revenues related to fully electronic brokerage.

Many of these main drivers had a positive impact on our results in 2011 compared to the year earlier.

Overall Market Volumes and Volatility

Volume is driven by a number of items, including the level of issuance for financial instruments, the price volatility of financial instruments, overall macro-economic conditions, the creation and adoption of new products, the regulatory environment, and the introduction and adoption of new trading technologies. In general, increased price volatility increases the demand for hedging instruments, including many of the cash and derivative products which we broker.

Below is a discussion of the volume and growth drivers of our various brokerage product categories.

Rates Volumes and Volatility

BGC’s Rates business is particularly influenced by the level of sovereign debt issuance globally, and during 2010 and 2011, this issuance has continued to grow substantially. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), gross U.S. Treasury issuance, excluding bills, during 2010 increased by approximately 5% compared to 2009, and was more than 2.2 times the level for 2008. Largely as a result of this increase, the U.S. Federal Reserve reported that U.S. Treasury average daily volumes traded by primary dealers increased by 13% year-over-year. Because we have a broader customer base than just primary dealers, and because of increased fully electronic trading by our clients across several desks, BGC’s fully electronic Rates volumes increased by 21% year-over-year.

Analysts and economists expect sovereign debt issuance to remain at these high levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For instance, according to the Congressional Budget Office (the “CBO”), U.S. federal debt will be 71% of GDP at the end of fiscal year 2011, versus 36% at the end of fiscal year 2007. The CBO currently estimates that U.S. federal debt will remain at or above these levels for at least the next several years. Similarly, the European Commission reports that, in the aggregate, European Union (“EU”) government debt as a percent of GDP will increase from 59% in 2007 to 83% by 2012. For certain EU countries, the Commission expects this figure to be over 100% for the next few years.

Credit Volumes

The cash portion of BGC’s Credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. BGC’s Credit revenues decreased in 2011 compared to 2010, reflecting an industry-wide softening in corporate bond and credit derivative activity. For example, TRACE eligible corporate securities volumes were down 6% year-over-year. Although overall credit default swap (“CDS”) market activity remains below its 2008 peak, the notional value of CDS on government bonds increased due to concern by market participants over the large deficits facing various governments. The uncertainty caused by these sovereign fiscal issues positively impacted volumes, and thus our revenues in our sovereign CDS, Rates and Foreign Exchange (“FX”) businesses.

Foreign Exchange Volumes

The overall FX market continued to grow year-over-year in 2011, due to increased availability of credit for many local banks that trade foreign exchange, particularly in emerging markets. CLS Group (“CLS”), which settles the majority of bank-to-bank spot and forward FX transactions, reports that its average daily value traded grew by 18% year-over-year in 2011. With respect to BGC’s FX business, our revenues compared favorably to corresponding industry figures in 2011.

Real Estate Volumes

On October 14, 2011, we acquired all of the outstanding shares of Newmark & Company Real Estate, Inc., a leading U.S. commercial real estate brokerage and advisory firm serving corporate and institutional clients, plus a controlling interest in its affiliated companies, encompassing approximately 425 brokers. Newmark & Company

Real Estate, Inc. operates as Newmark Knight Frank (“Newmark”) in the United States and is associated with London-based Knight Frank. Headquartered in New York, Newmark Knight Frank provides clients with a single source for most aspects of occupying or owning a property and offers a diverse range of real estate brokerage services.

The key drivers of revenue growth for U.S. commercial real estate brokerage services companies include the overall health of the U.S. economy, which drives demand for various types of commercial leases and purchases; the institutional ownership of commercial real estate as an investible asset class; and the ability to attract and retain talent to our new real estate services platform.

Following the financial crises of 2007/2008, the U.S. commercial property market generally saw steep declines in activity in 2009. In 2010, the market began to revive, and by the end of 2011 there were signs that the recovery was continuing, although still not to levels seen prior to the crises. The U.S. industrial real estate market also continued its recovery in the fourth quarter of 2011. If the U.S. economy continues to improve in 2012, we would expect this to aid in the continued recovery in these and other parts of the commercial real estate market.

Equity-Related Volumes and Volatility

BGC’s revenues from Equities and Other Asset Classes were impacted in 2011 due in part to increases in equity derivatives and energy-related volumes. For example, during 2011, overall European and U.S. equity derivatives volumes were generally up year-over-year, driven by volatility stemming from recent economic uncertainty and the continuing sovereign debt issues. For example, equity derivatives volumes (including indices) as reported by the Options Clearing Corporation, Eurex, and CME were up by approximately 17%, 12% and 11%, respectively, while Euronext equity derivative volumes decreased by 11%, all when compared to 2010. Energy and commodity volumes as reported by ICE and CME were generally up year-over-year during this timeframe. Overall, industry volumes had a positive effect on BGC’s Equities and Other Asset Classes business, during the year. We also benefited from the addition of assets from Mint Partners and from the ramp-up of other equities desk personnel hired at the end of 2009 and in 2010. Overall, BGC’s Equities and Other Asset Classes business grew by 20.8% year-over-year.

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

The combination of more market acceptance of hybrid and fully electronic trading and BGC Partners’ competitive advantage in terms of technology and experience has contributed to our strong gains in e-broking. During 2011, we continued to invest in hybrid and fully electronic technology broadly across our product categories.

This is largely why BGC’s fully electronic notional volumes for 2011 were up 21% and annual revenues related to fully electronic brokerage revenues increased by 28.1% year-over-year. E-broking represented 9.9% of brokerage revenues in 2011, compared with 8.6% in the year earlier period.

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

From time to time, we and our “associated persons” have been and are subject to periodic examinations, inspections and investigations that have and may result in significant costs and possible disciplinary actions by our regulators, including the Securities and Exchange Commission (“SEC”), the Commodities Futures Trading Commission (“CFTC”), the U.K. Financial Services Authority (“FSA”), self-regulatory organizations and state securities administrators.

The FSA’s 2011 biennial Advanced, Risk-Responsive Operating Frame Work (“ARROW”) risk assessment of our U.K. group’s regulated businesses identified certain weaknesses in our U.K. group’s risk, compliance and control functionality, including governance procedures. In accordance with its normal process, the FSA provided us with an initial written mitigation program regarding the foregoing. In response to this we retained an international accounting firm and U.K. counsel to assist us with a wide program of remediation to address the points raised.

Within the program we provided an assessment of the appropriateness of the scope and structure of the businesses in our U.K. group. We increased the liquidity and capital levels of certain of our U.K. group’s existing FSA-regulated businesses, and also reviewed and enhanced our policies and procedures relating to assessing risks and our liquidity and capital requirements. We also produced detailed contingency planning steps to determine the stand-alone viability of each of the businesses in our U.K. group as well as a theoretical orderly wind-down scenario for these businesses. Finally, we agreed to a temporary, voluntary limitation on closing acquisitions of new businesses regulated by the FSA and entering into new regulated business lines.

A significant number of outputs from the remediation program were delivered to the FSA in December 2011. The FSA responded positively and on March 1, 2012, the FSA confirmed that it had relaxed the voluntary undertaking of BGC Brokers L.P., a U.K. subsidiary of the Company. With respect to acquisitions, new business lines or material change in its risk profile, members of the BGC European Group intend to provide prior notice to the FSA so as to determine that it has no objection. At around the same time that the voluntary undertaking was relaxed, the FSA presented us with the second part of the risk mitigation program, although the majority of the items presented have either already been remediated or form part of an existing work plan. The items identified are scheduled to be completed within calendar year 2012.

The FSA has indicated that through the use of a skilled person’s report, we will seek to test the progress of our work later in the year as the Company continues to remediate the areas indicated by the FSA in its recent reviews and will continue to dedicate time, resources and funds to such efforts. We do not anticipate that the current costs in connection with the FSA remedial work will have a material adverse effect on our businesses, financial condition, results of operations or prospects.

Liquidity and Capital Resources

During the year ended December 31, 2011, the Company entered into a credit agreement with a third party (the “Credit Agreement”) which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013 (for a detailed description of this facility, see Note 15—“Notes Payable, Collateralized and Short-Term Borrowings” to the Company’s consolidated financial statements). The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing the Company’s existing businesses and operations, expanding its businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of its Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in the Company’s subsidiaries. As of March 1, 2012, the Company had $20.0 million in borrowings outstanding under the Credit Agreement.

In addition, on July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”). For a complete description of these notes, see Note 15—“Notes Payable, Collateralized and Short-Term Borrowings” to the Company’s consolidated financial statements.

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

As of December 31, 2011, our front-office headcount was up by 25.9% year-over-year to 2,147 brokers and salespeople. For 2011, average revenue generated per broker or salesperson was approximately $776,000, down approximately 1.1% from 2010 when it was approximately $785,000.

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

On August 2, 2011, the Company’s Board of Directors and Audit Committee approved the Company’s acquisition from Cantor its North American environmental brokerage business CantorCO2e, L.P. (“CO2e”). On August 9, 2011, the Company completed the acquisition of CO2e from Cantor for the assumption of approximately $2.0 million of liabilities and announced the launch of BGC Environmental Brokerage Services. Headquartered in New York, BGC Environmental Brokerage Services focuses on environmental commodities, offering brokerage, escrow and clearing, consulting, and advisory services to clients throughout the world in the industrial, financial and regulatory sectors.

On October 14, 2011, BGC completed the acquisition of all of the outstanding shares of Newmark, a leading U.S. commercial real estate brokerage and advisory firm serving corporate and institutional clients, plus a controlling interest in its affiliates, encompassing approximately 425 brokers. Headquartered in New York, Newmark operates as “Newmark Knight Frank” in the U.S. and is associated with London-based Knight Frank.

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

On February 20, 2012, BGC announced that it had agreed to acquire substantially all the assets of Grubb & Ellis Company (“Grubb & Ellis”). Grubb & Ellis is one of the nation’s largest commercial real estate firms, providing transaction services, property management, facilities management and valuation service through more than 100 company-owned and affiliate offices. BGC has committed to provide Grubb & Ellis with “debtor-in-possession” (“DIP”) financing to support Grubb & Ellis’ operations as it seeks to complete the asset sale process under Section 363 of the U.S. Bankruptcy Code.

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

We offer our brokerage services in five broad product categories: Rates, Credit, FX, Real Estate, and Equities and Other Asset Classes. The chart below details brokerage revenues by product category and by voice/hybrid versus fully electronic (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Brokerage revenue by product (actual results)(1):
Rates	$578,453	$556,191	$483,222
Credit	314,982	311,029	331,383
Foreign exchange	218,352	183,848	136,497
Real estate	44,980	—	—
Equities and other asset classes	214,497	177,602	122,483

Total brokerage revenues	$1,371,264	$1,228,670	$1,073,585

Brokerage revenue by product (percentage):
Rates	42.2%	45.3%	45.0%
Credit	23.0	25.3	30.9
Foreign exchange	15.9	15.0	12.7
Real estate	3.3	—	—
Equities and other asset classes	15.6	14.4	11.4

Total brokerage revenues	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$1,235,638	$1,122,778	$998,224
Fully electronic	135,626	105,892	75,361

Total brokerage revenues	$1,371,264	$1,228,670	$1,073,585

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	90.1%	91.4%	93.0%
Fully electronic	9.9	8.6	7.0

Total brokerage revenues	100.0%	100.0%	100.0%

(1)	Reclassifications of revenues across product categories may be reflected retroactively.

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

Real Estate

Following our acquisition of Newmark, we offer a diverse range of commercial real estate brokerage and advisory services including leasing and corporate advisory services, investment sales and financial services.

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

Fees from Related Parties

We earn fees from related parties for technology services and software licenses and for certain administrative and back office services we provide to affiliates, particularly Cantor and ELX. These administrative and back office services include office space, utilization of fixed assets, accounting services, operational support, human resources, legal services and information technology.

Interest Income

We generate interest income primarily from the investment of our daily cash balances, interest earned on securities owned and reverse repurchase agreements. These investments and transactions are generally short-term in nature.

Other Revenues

We earn other revenues from various sources, including underwriting fees and property and facilities management.

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

Beginning in 2007, we also entered into deferred compensation agreements with select employees providing service to BGC Partners. The costs associated with such plans are generally amortized over the period in which they vest. See Note 16—“Compensation” to the Company’s consolidated financial statements.

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

Provision for Income Taxes

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

Financial Highlights

For the year ended December 31, 2011, the Company had income from operations before income taxes of $54.4 million compared to $56.9 million, a decrease of $2.5 million from the year earlier period. Total revenues increased approximately $133.6 million and total expenses increased approximately $136.1 million.

Total revenues were $1,464.7 million and $1,331.1 million for the years ended December 31, 2011 and 2010, respectively, representing a 10.0% increase. The main factors contributing to the increase were:

•	An overall increase in volumes in many of the markets in which we provide brokerage services.

•

An increase in brokerage revenues associated with rates products, which was primarily attributable to strong sovereign debt issuance and the resulting industry wide increases in the volumes of both interest rate swaps and government bonds.

•	A global rebound in foreign exchange volumes as the credit crisis abated.

•	An increase in our front-office personnel from 1,705 at December 31, 2010 to 2,147 at December 31, 2011.

•	Our acquisition of Newmark, which was completed on October 14, 2011.

•	Continued selective expansion into the global markets, including new offices in Zurich and Dubai.

•

A continued focus on, and investment in, growing areas that complement our existing brokerage services, Equities and Other Asset Classes, particularly equity derivatives and cash equities, which are the primary contributors to our Equities and Other Asset Classes product group, for which revenues increased to $214.5 million for the year ended December 31, 2011 as compared to $177.6 million for the year ended December 31, 2010.

•

Revenues related to fully electronic trading increased 23.6% to $155.0 million for the year ended December 31, 2011. This increase is primarily driven by significant increases in fully electronic revenues from rates and credit brokerage. Revenues related to fully electronic trading include brokerage revenues as well as certain revenues recorded in fees from related parties.

Compensation and employee benefits expense increased by $59.2 million or 7.1% for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily related to a $108.3 million charge associated with the granting of exchangeability to limited partnership units, as well as to the increased headcount year-over-year (including as a result of Newmark) and our year-over-year growth in brokerage revenue, which resulted in a corresponding increase in compensation for the period.

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

Results of Operations

The following table sets forth BGC’s consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	For the Year Ended December 31,
	2011		2010		2009
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$996,263	68.0%	$851,089	63.9%	$693,818	59.7%
Principal transactions	375,001	25.6	377,581	28.4	379,767	32.7

Total brokerage revenues	1,371,264	93.6	1,228,670	92.3	1,073,585	92.4
Fees from related parties	62,227	4.2	65,996	5.0	58,877	5.1
Market data	17,772	1.2	18,314	1.4	17,953	1.5
Software solutions	9,190	0.6	7,804	0.6	7,419	0.6
Interest income	5,441	0.4	3,308	0.2	7,252	0.6
Other revenues	5,396	0.5	13,960	1.0	5,923	0.5
Losses on equity investments	(6,605)	(0.5)	(6,940)	(0.5)	(8,687)	(0.7)

Total revenues	1,464,685	100.0	1,331,112	100.0	1,162,322	100.0

Expenses:
Compensation and employee benefits	897,875	61.3	838,717	63.0	725,139	62.4
Allocation of net income to limited partnership units and founding/working partner units	18,437	1.3	23,307	1.8	16,731	1.4

Total compensation and employee benefits	916,312	62.6	862,024	64.8	741,870	63.8
Occupancy and equipment	129,087	8.8	113,520	8.5	108,014	9.3
Fees to related parties	11,635	0.8	13,450	1.0	13,882	1.2
Professional and consulting fees	67,746	4.6	45,238	3.4	34,350	3.0
Communications	86,392	5.9	78,249	5.9	66,028	5.7
Selling and promotion	79,087	5.4	68,066	5.1	57,437	4.9
Commissions and floor brokerage	25,877	1.8	20,055	1.5	16,536	1.4
Interest expense	24,606	1.7	14,080	1.1	9,920	0.9
Other expenses	69,584	4.7	59,515	4.4	49,797	4.3

Total expenses	1,410,326	96.3	1,274,197	95.7	1,097,834	94.5

Income from operations before income taxes	54,359	3.7	56,915	4.3	64,488	5.5
Provision for income taxes	15,999	1.1	11,543	0.9	23,675	2.0

Consolidated net income	38,360	2.6	45,372	3.4	40,813	3.5

Less: Net income attributable to noncontrolling interest in subsidiaries	18,223	1.2	24,210	1.8	20,788	1.8

Net income available to common stockholders	$20,137	1.4%	$21,162	1.6%	$20,025	1.7%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Brokerage Revenues

Total brokerage revenues increased by $142.6 million, or 11.6%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Commission revenues increased by $145.2 million, or 17.1%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Principal transactions revenues decreased by $2.6 million, or 0.7%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

The increase in brokerage revenues was driven by increases in the revenues for each of our product types.

The increase in rates revenues of $22.3 million was primarily driven by strong performance in fully electronic rates brokerage (e.g., U.S. Treasuries and Inflation Swaps).

Credit brokerage revenues increased $4.0 million, primarily due to strong growth from e-brokered credit products.

Foreign exchange revenues increased by $34.5 million primarily due to increased volatility in the markets, which resulted in stronger agency commissions.

Real estate revenues represented $45.0 million of the overall increase. These revenues relate to the Newmark acquisition, which was completed on October 14, 2011.

Revenues from equities and other asset classes increased by $36.9 million driven primarily by Mint Partners, increased industry volumes and product expansion in the equity business.

Fees from Related Parties

Fees from related parties decreased by $3.8 million, or 5.7%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease was primarily due to decreased revenues related to back office services provided to Cantor.

Market Data

Market data revenues decreased by $0.5 million, or 3.0%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Software Solutions

Software solutions revenues increased by $1.4 million, or 17.8%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was primarily due to increases in revenue from our KLEOS business, which provides various services including co-location and the licensing of our trading technology.

Interest Income

Interest income increased by $2.1 million, or 64.5%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was primarily due to an increase in interest income on employee loans and an increase on interest income earned on government bonds, primarily U.S. Treasury bills held for liquidity purposes.

Other Revenues

Other revenues decreased by $8.6 million, or 61.3%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease was primarily due to the receipt of $11.6 million during the year ended December 31, 2010, from REFCO Securities, LLC with respect to its fixed fee U.S. Treasury securities contract. This decrease was partially offset by a $2.6 million increase related to the acquisition of Newmark.

Losses on Equity Investments

Losses on equity investments decreased by $0.3 million, or 4.8%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Losses on equity investments represent our pro rata share of the net income or losses on investments over which we have a significant influence but which we do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $59.2 million, or 7.1%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily driven by a $108.3 million charge recorded in the year ended December 31, 2011, related to the granting of exchangeability of limited partnership interests as compared to a $42.4 million charge recorded in the year ended December 31, 2010. Also contributing to this increase in compensation expense was our year-over-year increase in headcount, as well as growth in brokerage revenues and the corresponding increase in compensation, partially offset by the ongoing benefits of our global compensation restructuring program.

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocations of net income to limited partnership units and founding/working partner units decreased by $4.9 million or 20.9% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Allocations of net income to limited partnership units and founding/working partner units represents the pro rata interest in net income attributable to such partners’ units based on the weighted-average economic ownership for the period. The allocation of income to limited partnership units and founding/working partner units for the year ended December 31, 2011, was $18.4 million, compared to $23.3 million for the year ended December 31, 2010.

Occupancy and Equipment

Occupancy and equipment expense increased by $15.6 million, or 13.7%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was primarily due to a charge related to an adjustment to our sublease provision, as well as increased costs related to software licenses and maintenance due to increased headcount.

Fees to Related Parties

Fees to related parties decreased by $1.8 million, or 13.5%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $22.5 million, or 49.8%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was primarily due to increased costs associated with ongoing legal and regulatory matters as well as fees associated with the acquisition of Newmark.

Communications

Communications expense increased by $8.1 million, or 10.4%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily driven by increased market data and communication costs associated with our increased headcount. As a percentage of total revenues, communications expense remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $11.0 million, or 16.2%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was associated with our increase in brokerage revenues in the year ended December 31, 2011, which has an impact on the amount spent on client entertainment and travel. As a percentage of total revenues, selling and promotion expense remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $5.8 million, or 29.0%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to increased clearinghouse charges related to the equities business, in addition to increased volumes during the year ended December 31, 2011.

Interest Expense

Interest expense increased by $10.5 million, or 74.8%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was primarily related to increased costs as a result of the Company’s issuance of the 4.50% Convertible Notes in July 2011. See Note 15—“Notes Payable, Collateralized and Short-Term Borrowings” to the Company’s consolidated financial statements.

Other Expenses

Other expenses increased by $10.1 million, or 16.9%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. During the year ended December 31, 2011, the Company recorded impairment charges of $4.0 million related to marketable securities (see Note 7—“Marketable Securities” to the Company’s consolidated financial statements).

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $6.0 million to $18.2 million for the year ended December 31, 2011 as compared to income of $24.2 million the year ended December 31, 2010. This decrease resulted from reduced allocations of net income to Cantor units for the year ended December 31, 2011.

Provision for Income Taxes

The provision for income taxes increased by $4.5 million, or 38.6% to $16.0 million, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase in income tax expense resulted from a higher effective tax rate for the year ended December 31, 2011 due to the non-recognition of deferred tax assets in 2011 subject to valuation allowances as well as a decrease in the proportion of pre-tax income subject to lower tax jurisdictions. This was partially offset by lower non-deductible expenses for the year ended December 31, 2011. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

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

Software Solutions

Software solutions revenues increased by $0.4 million, or 5.2%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was primarily related to an increase in revenue from our KLEOS business.

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

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $113.6 million or 15.7%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase arose from the completion in the first quarter of 2010 of the global compensation restructuring related to the modification of pre-merger employee contractual arrangements which resulted in a $41.3 million one-time, non-recurring charge. Also, a $42.4 million charge was recorded during the year ended December 31, 2010 related to the granting of exchangeability and/or the redemption of limited partnership interests. Also contributing to this increase in compensation expense was our year-over-year growth in brokerage revenues partially offset by the ongoing benefits of our global compensation restructuring program.

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocations of net income to limited partnership units and founding/working partner units increased by $6.6 million or 39.3% for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

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

Interest Expense

Interest expense increased by $4.2 million, or 41.9%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was primarily related to increased costs associated with our notes payable, collateralized and short-term borrowings.

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

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $3.4 million, or 16.5%, to $24.2 million for the year ended December 31, 2010 as compared to $20.8 million the year ended December 31, 2009. This increase was primarily due to the increase in the allocations of net income to limited partnership interests in BGC Holdings in the year ended December 31, 2010.

Provision for Income Taxes

Provision for income taxes decreased by $12.1 million, or 51.2%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The main reasons for the decrease in income tax expense were the recognition of deferred tax assets previously subject to valuation allowances, an increase in the proportion of pre-tax income subject to lower tax jurisdictions and a decrease in unrecognized tax benefits due to lapse of the statute of limitations. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(in thousands)
Revenues:
Commissions	$250,921	$261,496	$239,132	$244,714	$206,275	$208,918	$213,863	$222,033
Principal transactions	79,888	94,997	102,007	98,109	91,466	83,381	99,606	103,128
Fees from related parties	15,366	15,220	16,206	15,435	17,221	16,413	16,436	15,926
Market data	4,042	4,556	4,598	4,576	4,869	4,614	4,444	4,387
Software solutions	2,472	2,328	2,257	2,133	2,476	1,816	1,760	1,752
Interest income	1,351	1,730	954	1,406	656	1,199	781	672
Other revenues	2,999	1,283	803	311	682	11,770	506	1,002
Losses on equity investments	(1,870)	(1,675)	(1,399)	(1,661)	(1,890)	(1,609)	(1,692)	(1,749)

Total revenues	355,169	379,935	364,558	365,023	321,755	326,502	335,704	347,151

Expenses:
Compensation and employee benefits	216,298	253,879	218,729	208,969	179,600	179,871	207,558	271,688
Allocations of net income to limited partnership units and founding/working partner units	—	—	9,237	9,200	12,320	5,824	5,163	—

Total compensation and employee benefits	216,298	253,879	227,966	218,169	191,920	185,695	212,721	271,688
Occupancy and equipment	34,118	29,943	35,740	29,286	28,982	28,161	28,249	28,128
Fees to related parties	2,719	3,297	3,018	2,601	3,017	3,061	3,338	4,034
Professional and consulting fees	19,569	19,625	15,211	13,341	14,380	10,773	10,016	10,069
Communications	21,753	21,508	21,801	21,330	21,254	19,459	18,468	19,068
Selling and promotion	19,951	19,507	19,443	20,186	18,739	17,183	16,227	15,917
Commissions and floor brokerage	6,311	6,539	6,932	6,095	5,688	4,564	4,916	4,887
Interest expense	8,689	6,754	4,768	4,395	3,777	3,796	3,596	2,911
Other expenses	14,939	23,365	6,199	25,081	7,038	27,436	20,652	4,389

Total expenses	344,347	384,417	341,078	340,484	294,795	300,128	318,183	361,091
Income (loss) from operations before income taxes	10,822	(4,482)	23,480	24,539	26,960	26,374	17,521	(13,940)
Provision (benefit) for income taxes	3,905	(1,338)	6,031	7,401	2,942	6,878	4,710	(2,987)

Consolidated net income (loss)	6,917	(3,144)	17,449	17,138	24,018	19,496	12,811	(10,953)

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	3,077	(1,111)	7,785	8,472	12,267	13,272	5,413	(6,742)

Net income (loss) available to common stockholders	$3,840	$(2,033)	$9,664	$8,666	$11,751	$6,224	$7,398	$(4,211)

The tables below detail our brokerage revenues by product category for the indicated periods (in thousands):

	For the three months ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Brokerage revenue by product (actual results):
Rates	$128,115	$151,813	$145,715	$152,810	$135,919	$135,596	$139,327	$145,350
Credit	66,148	83,507	78,134	87,193	70,317	73,923	77,109	89,680
Foreign exchange	47,383	61,120	55,630	54,219	47,966	44,439	46,778	44,665
Real Estate	44,980	—	—	—	—	—	—	—
Equities and other asset classes	44,183	60,053	61,660	48,601	43,539	38,341	50,255	45,466

Total brokerage revenues	$330,809	$356,493	$341,139	$342,823	$297,741	$292,299	$313,469	$325,161

Brokerage revenue by product (percentage):
Rates	38.7%	42.6%	42.7%	44.6%	45.7%	46.4%	44.4%	44.7%
Credit	20.0	23.4	22.9	25.4	23.6	25.3	24.6	27.6
Foreign exchange	14.3	17.1	16.3	15.8	16.1	15.2	14.9	13.7
Real Estate	13.6	—	—	—	—	—	—	—
Equities and other asset classes	13.4	16.9	18.1	14.2	14.6	13.1	16.1	14.0

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/ hybrid	$299,307	$322,335	$305,338	$308,658	$270,047	$266,905	$286,365	$299,462
Fully electronic	31,502	34,158	35,801	34,165	27,694	25,394	27,104	25,699

Total brokerage revenues	$330,809	$356,493	$341,139	$342,823	$297,741	$292,299	$313,469	$325,161

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	90.5%	90.4%	89.5%	90.0%	90.7%	91.3%	91.4%	92.1%
Fully electronic	9.5	9.6	10.5	10.0	9.3	8.7	8.6	7.9

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer term funding (equity and long-term debt) is held to support the less liquid assets. Total assets at December 31, 2011 were $1.41 billion, a decrease of 4.4% as compared to December 31, 2010. The decrease in total assets was driven primarily by a decrease in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, partially offset by increases in accrued commissions receivable, net, loans, forgivable loans and other receivables from employees and partners, net, and goodwill. We maintain a significant portion of our assets in cash, with cash and cash equivalents at December 31, 2011 of $369.7 million. See “Cash Flows” below for a further discussion of cash and cash equivalents.

Funding

Our funding base consists of longer-term capital (equity, notes payable and collateralized borrowings), shorter-term liabilities (including our new credit facility to the extent drawn) and accruals that are a natural outgrowth of specific assets and/or the business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances significantly exceed our modest amount of unsecured letters of credit, unsecured bank borrowings and the amortization of our collateralized long-term debt. We have also entered into secured loan arrangements, which are repayable in consecutive monthly installments with the final payments due in September 2015. A significant portion of our cash is held in our largest regulated entities and we believe that cash in and available to these entities, inclusive of financing provided by clearing banks, is adequate for potential cash demands of normal operations such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends issued pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support operations;

•	support continued growth in our business;

•	effect acquisitions;

•	develop new or enhanced services and markets; and

•	respond to competitive pressures.

We cannot guarantee that we will be able to obtain additional financing when needed on terms that are acceptable to us, if at all.

On April 1, 2010, BGC effectively refinanced $150.0 million in Senior Notes payable via issuance of the 8.75% Convertible Notes to Cantor. The details of this issuance are provided in the “Notes Payable, Collateralized and Short-Term Borrowings” section below. On May 6, 2010, we filed a $100.0 million Shelf Registration Statement on Form S-3 with the SEC. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, this registration along with our share buy-back authorization is designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

On June 23, 2011, the Company entered into a Credit Agreement with a third party which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013. Borrowings under the Credit Agreement will bear interest on a floating rate basis with various terms available from which the Company can select. The Credit Agreement also provides for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement requires that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provides for certain financial covenants, including minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. The Credit Agreement also contains certain other affirmative and negative covenants. The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing the Company’s existing businesses and operations, expanding its businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of its Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in the Company’s subsidiaries. As of March 1, 2012, the Company had $20.0 million in borrowings outstanding under the Credit Agreement.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes. In connection with the offering of the 4.50% Convertible Notes, the Company entered into an Indenture, dated as of July 29, 2011, with U.S. Bank National Association, as trustee. The 4.50% Convertible Notes were offered and sold solely to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

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

Credit Ratings

Our public long-term credit ratings and associated outlook are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB	Stable
Moody’s Investor Service	Ba1	Negative*
Standard & Poor’s	BBB-	Stable

*	On February 2, 2012, Moody’s Investor Service changed the outlook from stable to negative. The change in outlook was based on consolidated Cantor profitability and leverage combined with the Company’s close relationship/linkage to Cantor.

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

Cash Flows

Below is an analysis of the cash flows for the years ended December 31, 2011 and 2010. Because the Company applied the acquisition method of accounting to the acquisition of Newmark, the Company’s cash activities discussed below include Newmark activities only after October 14, 2011. Our dividend and distribution policies are based on distributable earnings which is a non-GAAP measure similar to net income adjusted for non-cash items excluding depreciation and amortization expenses. Other changes in cash are typically reflective of short-term periodic changes in working capital needs. Other financing activities are primarily comprised of the net proceeds received from the issuance of the 4.50% Convertible Notes and the sale of our Class A common stock issued under our controlled equity offerings, offset by repurchases of our common stock as well as the redemption of limited partnership interests.

With respect to the year ended December 31, 2011, cash and cash equivalents increased by $5.6 million from December 31, 2010. The overall increase in cash was primarily the result of our financing activities partially offset by changes in our net working capital. Various factors impact working capital needs which can result in a use of cash in one year and a source of cash in other years. These movements are set forth in the table and discussions below.

	Year Ended December 31,
(in thousands)	2011	2010
Consolidated net income adjusted for non-cash activities	$278,639	$185,233
Fixed asset purchases and employee loans	(114,232)	(98,916)
Distribution and dividends	(161,576)	(92,339)

Net source (use) of cash from consolidated net income	2,831	(6,022)
Changes in working capital
Trading and settlement related activities	(16,464)	(22,073)
Other working capital	(106,793)	(50,259)

Net change in working capital	(123,257)	(72,332)
Other investing activities	(48,452)	(16,258)
Other financing activities	170,197	(7,397)
Effect of exchange rates on cash	4,290	(3,188)

Net increase (decrease) in cash and cash equivalents	$5,609	$(105,197)

Discussion of year ended December 31, 2011

In the year ended December 31, 2011, the Company had consolidated net income, adjusted for non-cash activities of $278.6 million, which funded the purchase of fixed assets, capitalized software, and employee loans in the amount of $114.2 million, and the payment of distributions and dividends to limited partnership interests and shareholders in the amount of $161.6 million.

In addition, during the period, the Company utilized $119.8 million for working capital needs, including $16.5 million for trading and settlement activities, and $106.8 million which primarily related to increased accrued commissions receivable and decreases in accrued compensation.

Investing activities utilized $48.5 million in cash, which consisted primarily of $47.0 million (net of cash received) related to the acquisition of Newmark.

Financing activities provided $170.2 million in cash, which consisted primarily of $144.2 million in net proceeds for the issuance of Convertible Notes (described below), $15.6 million in net proceeds from the sale of Class A common stock issued under our controlled equity offerings, and proceeds from the exercise of stock options in the amount of $8.8 million.

A weakening of the dollar relative to other currencies had a favorable impact on cash in the amount of $4.3 million.

Discussion of year ended December 31, 2010

In the year ended December 31, 2010, the Company had consolidated net income, adjusted for non-cash activities of $185.2 million, which funded the purchase of fixed assets, capitalized software, and employee loans in the amount of $98.9 million, and the payment of distributions and dividends to limited partnership interests and shareholders in the amount of $92.3 million.

In addition, during the period, the Company utilized $72.3 million for working capital needs, including $22.1 million for trading and settlement activities, and $50.2 million related to an increase in net receivables and payables.

Investing activities utilized $16.3 million in cash, which consisted of $8.9 million related to investing in unconsolidated entities, $4.4 million for the acquisition of Mint Partners, net of cash acquired, and $3.0 million for the purchase of marketable securities. Other financing activities utilized $7.4 million in cash, which consisted primarily of the redemption of limited partnership interests and the repurchase of Class A common stock in the amount of $43.7 million. These amounts were partially offset by $15.2 million in net proceeds from the sale of Class A common stock issued under our controlled equity offerings and $21.7 million in notes payable and collateralized borrowings.

A strengthening of the dollar relative to other currencies had an unfavorable impact on cash in the amount of $3.2 million.

Notes Payable, Collateralized and Short-Term Borrowings

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor. The Company used the proceeds to repay at maturity $150.0 million aggregate principal amount of Senior Notes.

The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75% currently, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are convertible into approximately 22.5 million shares of Class A common stock. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount 4.50% Convertible Notes. The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes are currently convertible into approximately 16.3 million shares of Class A common stock. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $139.0 million as of December 31, 2011.

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement are repayable in 36 consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the loan was $5.2 million as of December 31, 2011. The value of the fixed assets pledged was $5.0 million as of December 31, 2011. The loan is guaranteed by the Company. Interest expense related to the secured loan arrangement was $0.7 million for the year ended December 31, 2011.

On September 29, 2011, the Company entered into a secured financing agreement, whereby the Company borrowed approximately $16.6 million (approximately $16.4 million after transaction costs) from a third party in exchange for a security interest in certain computer equipment, furniture, software and related peripherals. The principal and interest on this secured loan arrangement are repayable in consecutive monthly installments, of which approximately $4.9 million is payable over 36 months at a fixed rate of 5.35% per annum and approximately $11.7 million is repayable over 48 months at a fixed rate of 5.305% per annum. The outstanding balance of the secured financing arrangement was $15.4 million as of December 31, 2011. The value of the fixed assets pledged was $13.0 million as of December 31, 2011. The secured loan arrangement is guaranteed by the Company. Interest expense related to the secured financing arrangement was $0.3 million for the year ended December 31, 2011.

On various dates during the year ended December 31, 2010 and continuing through December 31, 2011, the Company sold certain furniture, equipment, and software for $34.2 million, net of costs, and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $22.4 million as of December 31, 2011. The value of the fixed assets pledged was $17.0 million as of December 31, 2011. The Company recorded interest expense of $1.4 million for the year ended December 31, 2011. Because assets revert back to the Company at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser is included in the Company’s consolidated statements of financial condition as a financing obligation, and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets will continue to be charged to “Occupancy and equipment” in the Company’s consolidated statements of operations.

During the year ended December 31, 2011, the Company entered into a Credit Agreement with a third party which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013 (for a detailed description of this facility, see Note 15—“Notes Payable, Collateralized and Short-Term Borrowings” to the Company’s consolidated financial statements). The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing the Company’s existing businesses and operations, expanding its businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of its Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in the Company’s subsidiaries. As of March 1, 2012, the Company had $20.0 million in borrowings outstanding under the Credit Agreement.

Clearing Capital

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. Government Agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement.

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

As of December 31, 2011, $329.9 million of net assets were held by regulated subsidiaries. As of December 31, 2011, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $150.8 million.

Unit Redemptions and Stock Repurchase Program

During the year ended December 31, 2011, the Company redeemed approximately 8.6 million limited partnership units at an average price of $6.60 per unit and approximately 0.2 million founding/working partner units at an average price of $7.77 per unit.

During the year ended December 31, 2010, the Company redeemed approximately 5.9 million limited partnership units at an average price of $5.89 per unit and approximately 4.0 million founding/working partner units at an average price of $6.23 per unit.

During the year ended December 31, 2011, the Company repurchased 60,929 shares of Class A common stock at an aggregate purchase price of approximately $392 thousand for an average price of $6.43 per share.

During the year ended December 31, 2010, the Company repurchased 3,399,015 shares of Class A common stock at an aggregate purchase price of approximately $19.9 million for an average price of $5.85 per share. These repurchases included 1,207,902 shares repurchased from The Cantor Fitzgerald Relief Fund at average market price of $6.04 per share, for an aggregate purchase price of approximately $7.3 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding/working partners in connection with the Company’s annual Charity Day.

The Company’s Board of Directors and Audit Committee have authorized repurchases of our common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries. On October 26, 2011, the Company’s Board of Directors increased BGC Partners’ share repurchase and unit redemption authorization to $100 million. As of December 31, 2011, the Company had approximately $84.4 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares or redeem units.

Unit redemption and share repurchase activity for the year ended December 31, 2011 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Share or Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions
January 1, 2011—March 31, 2011	195,904	$9.11
April 1, 2011—June 30, 2011	844,698	7.91
July 1, 2011—September 30, 2011	4,152,547	6.74
October 1, 2011—December 31, 2011	3,649,544	6.07

Total Redemptions	8,842,693	$6.63

Repurchases
January 1, 2011—March 31, 2011	6,454	$8.50	6,454
April 1, 2011—June 30, 2011	7,991	8.94	7,991
July 1, 2011—September 30, 2011	—	—	—
October 1, 2011—December 31, 2011	46,484	5.71	46,484

Total Repurchases	60,929	$6.43	60,929

Total Redemptions and Repurchases	8,903,622	$6.63	60,929	$84,359,499

Stock Issuances for the year ended December 31, 2011

For the year ended December 31, 2011, the Company issued 9,000,000 shares of Class A common stock to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. Substantially all of these shares have been included on a registration statement for resale by various partner distributees and charitable organizations which may receive donations from Cantor. For the year ended December 31, 2011, the Company issued 9,000,000 shares of Class B common stock of the Company to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. All of these shares are restricted securities. These issuances did not impact the total number of shares and units outstanding. As of December 31, 2011, Cantor beneficially owned an aggregate of 47,862,204 Cantor units.

During the years ended December 31, 2011 and 2010, the Company entered into controlled equity offering sales agreements with Cantor Fitzgerald & Co. (“CF&Co”) pursuant to which the Company may offer and sell up to an aggregate of 21 million shares of Class A common stock. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under these agreements, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of December 31, 2011, the Company has sold 15,709,910 shares of Class A common stock under these agreements.

During the year ended December 31, 2011, the Company issued 12,259,184 shares of its Class A common stock related to redemptions of limited partnership interests. The issuances related to redemptions of limited partnership interests did not impact the total number of shares and units outstanding.

During the year ended December 31, 2011, the Company issued and donated an aggregate of 443,686 shares of Class A common stock to the Cantor Fitzgerald Relief Fund (the “Relief Fund”) in connection with the Company’s annual Charity Day. These shares have been included in the registration statement for resale by the Relief Fund. Additionally, during the year ended December 31, 2011, the Company issued an aggregate of 376,991 shares of its Class A common stock in connection with the Company’s acquisitions.

During the year ended December 31, 2011, the Company issued 1,937,093 and 1,803,024 shares of its Class A common stock related to vesting of RSUs and the exercise of stock options. Additionally, during the year ended December 31, 2011, the Company issued an aggregate of 25,289 shares of its Class A common stock in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan and 1,180,186 shares of its Class A common stock for general corporate purposes.

Stock Issuances for the year ended December 31, 2010

For the year ended December 31, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock. For the year ended December 31, 2010, Cantor exchanged 3,700,000 Cantor units for 3,700,000 shares of Class A common stock.

During the year ended December 31, 2010, the Company issued an aggregate 5,153,877 shares of its Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable limited partnership interests. Additionally, during the year ended December 31, 2010, the Company issued 7,117,622 shares of its Class A common stock related to exchanges and redemptions of limited partnership units as well as for general corporate purposes. For the year ended December 31, 2010, 4,523,505 shares were issued for the exchange and redemption of limited partnership units and 2,594,117 shares of Class A common stock were issued for general corporate purposes. The issuances related to exchanges and redemptions of limited partnership units did not impact the total number of shares and units outstanding.

During the years ended December 31, 2010, the Company issued 941,479 shares of its Class A common stock related to vesting of RSUs and the exercise of stock options. The Company did not issue any shares of Class A common stock during 2010 in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan.

The fully diluted weighted-average share counts for the three months and the year ended December 31, 2011 were as follows (in thousands):

	Quarter Ended December 31, 2011	Year Ended December 31, 2011
Common stock outstanding(1)	129,832	116,132
Limited partnership interests in BGC Holdings	121,581	—
RSUs (Treasury stock method)	1,118	—
Other	814	382

Total(2)	253,345	116,514

(1)	Common stock outstanding consisted of Class A shares and Class B shares. For the quarter ended December 31, 2011, the weighted-average share count of Class A shares was 95 million and Class B shares was 35 million. For the year ended December 31, 2011, the weighted-average share count of Class A shares was 84 million and Class B shares was 32 million.
(2)	For the quarter ended December 31, 2011, 38.7 million Class A shares issuable upon conversion of convertible notes were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. For the year ended December 31, 2011, approximately 165.3 million shares underlying limited partnership units, founding/working partner units, Cantor units, Convertible Notes, stock options, RSUs and warrants were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. In addition, approximately 4.4 million shares of contingent Class A common stock were excluded because the conditions for issuance had not been met by the end of the period.

Stock Option Exercises

During the year ended December 31, 2011, Howard W. Lutnick, the Company’s Chief Executive Officer, exercised an employee stock option with respect to 1,500,000 shares of Class A common stock at an exercise price of $5.10 per share. The exercise price was paid in cash from Mr. Lutnick’s personal funds.

During the year ended December 31, 2011, Mr. Merkel exercised employee stock options with respect to 110,000 shares of Class A common stock at an average exercise price of $5.10 per share. Mr. Merkel sold 4,664 of these shares to the Company at an average price of $8.50 per share.

During the year ended December 31, 2011, Mr. Lynn exercised employee stock options with respect to 42,188 shares of Class A common stock at an average exercise price of $5.10 per share. Mr. Lynn sold 1,790 of these shares to the Company at an average price of $8.50 per share.

Partner Loan Agreements

On July 5, 2011, BGC Holdings assigned its obligation under the global partnership redemption and compensation program to redeem 901,673 exchangeable limited partnership units and 294,628 exchangeable founding/working partner units under the global partnership redemption and compensation program to a new non-executive employee of the Company who transferred to the Company from Cantor and wanted to make an investment in BGC Holdings in connection with his new position. The amount that the purchasing employee paid for each unit was approximately $8.36, which was the volume-weighted average sales price per share of the Company’s Class A common stock during May 2011, less 2%, for an aggregate purchase price of $10.0 million. Cantor approved the grant of exchange rights to founding partner units in connection with the program, as well as the sale of the exchangeable founding partner units to the new employee. Certain of the selling partners will be expected to use the proceeds from the sale of their exchangeable units to the new employee to repay any outstanding loans to, or credit enhanced by, Cantor.

The purchase of the exchangeable units by the new employee was funded in part by an $8.0 million bridge loan from Cantor. The bridge loan carried an interest rate of 3.79% per annum and was payable on demand. The Company also made a $440,000 loan to the employee. The Company loan is payable on demand and bears interest at the higher of 3.27% per annum or the three-month LIBOR rate plus 2.25%, as adjusted quarterly.

On December 20, 2011, the Company replaced the bridge loan made by Cantor in part with a $3.4 million third-party loan, pursuant to which the shares of the Class A common stock underlying the employee’s exchangeable units have been pledged to the third-party lender. Cantor has guaranteed this third-party loan. In addition to the third-party loan, the Company has replaced the remaining $4.6 million of the Cantor loan with a demand loan from the Company. The Company demand loan carries an interest rate determined by the higher of 3.27% per annum or the three-month LIBOR rate plus 2.25%, as adjusted quarterly, which in no event shall be less than the third-party loan rate, which is three month LIBOR plus 2.00%. The Audit and Compensation Committees of the Company’s Board of Directors approved the foregoing transactions.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the quarterly periods indicated:

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Volume (in billions)
Fully Electronic—Rates—(1)	$10,920	$14,300	$13,939	$14,097	$11,796
Fully Electronic—FX, Credit, Equities & Other—(2)	1,186	848	928	963	851

Total Fully Electronic Volume	12,106	15,148	14,867	15,060	12,647

Total Hybrid Volume(3)	26,336	33,418	39,675	37,496	29,450

Total Fully Electronic and Hybrid Volume	$38,442	$48,566	$54,542	$52,556	$42,097

Transaction Count (in thousands, except for days)
Fully Electronic—Rates—(1)	4,956	6,486	5,713	5,769	4,871
Fully Electronic—FX, Credit, Equities & Other—(2)	705	398	457	514	412

Total Fully Electronic Transactions	5,661	6,884	6,170	6,283	5,283

Total Hybrid Transactions	536	467	630	620	528

Total Transactions	6,197	7,351	6,800	6,903	5,811

Trading Days	63	64	63	62	64

(1)	Defined as U.S. Treasuries, Canadian Sovereigns, European Government Bonds, Repos, Interest Rate Swaps, and Futures.
(2)	Defined as Foreign Exchange Derivatives, Spot Foreign Exchange, Credit Derivatives, Corporate Bonds, Commodity Derivatives, and Equity-Related Products.
(3)	Defined as volume from hybrid transactions conducted by BGC Brokers using the eSpeed system, exclusive of voice-only transactions.

Note:	The above historical volume figures have been adjusted to reflect the reclassification of certain brokerage desks. These reclassifications had no impact on the Company’s total fully electronic or hybrid volumes or on BGC Partners’ revenues related to fully electronic trading, overall revenues, or earnings.

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

Annual Market Activity

Fully electronic volume on the eSpeed and BGC Trader system, including new products, was $57.2 trillion for the year ended December 31, 2011, up 20.8% from $47.3 trillion for the year ended December 31, 2010. Our combined voice-assisted and screen-assisted volume for the year ended December 31, 2011 was $194.1 trillion, up 14.7% from $169.2 trillion for the year ended December 31, 2010.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at December 31, 2011 (in thousands):

	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating leases(1)	$204,076	$32,855	$59,090	$46,864	$65,267
Notes payable and collateralized obligations(2)	353,425	20,273	20,508	312,644	—
Interest on notes payable(2)	78,984	22,200	41,791	14,993	—
Short-term borrowings	13,600	13,600	—	—	—
Interest in short-term borrowings	132	132	—	—	—

Total contractual obligations	$650,217	$89,060	$121,389	$374,501	$65,267

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $17.3 million over the life of the agreement. These sub-lease payments are included in the table above.
(2)	Notes payable and collateralized obligations reflects the issuance of $150.0 million of the 8.75% Convertible Notes, $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of December 31, 2011 was approximately $139.0 million), and $43.4 million of secured loan arrangements (the $43.4 million represents the principal amount of the debt; the carrying value of the secured loan arrangements as of December 31, 2011 was approximately $42.9 million). See Note 15—“Notes Payable, Collateralized Short-Term Borrowings,” to the Company’s consolidated financial statements for more information regarding these obligations, including timing of payments and compliance with debt covenants.

Off-Balance Sheet Arrangements

As of December 31, 2011 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Adopted Accounting Pronouncements

See Note 1—“Organization and Basis of Presentation,” to the Company’s consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding recently adopted accounting pronouncements.

New Accounting Pronouncements

See Note 1—“Organization and Basis of Presentation,” to the Company’s consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding new accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Credit approval is granted subject to certain trading limits and may be subject to additional conditions, such as the receipt of collateral or other credit support. On-going credit monitoring procedures include reviewing periodic financial statements and publicly available information on the client and collecting data from credit rating agencies, where available, to assess the on-going financial condition of the client. For U.S. Treasury transactions conducted through the eSpeed electronic trading platform, BGC Partners has developed and utilizes an electronic credit monitoring system which measures and controls credit usage, which may include the ability to prohibit execution of trades that would exceed risk limits and permit only risk reducing trades. This system is compliant with SEC Rule 15c3-5, which became effective November 30, 2011. The Rule relates to systems such as eSpeed that provide direct market access to an exchange or Alternative Trading System. The Rule requires firms to set and monitor pre-trade limits for all activities subject to the Rule.

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

The number of matched principal trades BGC Partners executes has continued to grow as compared to prior years. Receivables from broker-dealers and clearing organizations and payables to broker-dealers and clearing organizations on the Company’s consolidated statements of financial condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. BGC Partners’ experience has been that substantially all of these transactions ultimately settle at the contracted amounts.

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

Interest Rate Risk

BGC Partners had $331.9 million in fixed-rate debt outstanding as of December 31, 2011. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BGC Partners, Inc. and Subsidiaries

Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited the accompanying consolidated statements of financial condition of BGC Partners, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BGC Partners, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BGC Partners, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited BGC Partners, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BGC Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Newmark & Company Real Estate Inc. and affiliates, which is included in the 2011 consolidated financial statements of BGC Partners, Inc. and constituted 12.8% of total assets as of December 31, 2011 and 3.3% of revenues for the year then ended. Our audit of internal control over financial reporting of BGC Partners, Inc. did not include an evaluation of the internal control over financial reporting of Newmark & Company Real Estate, Inc. and affiliates.

In our opinion, BGC Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of BGC Partners, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2011 of BGC Partners, Inc. and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 14, 2012

PART I—FINANCIAL INFORMATION

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$369,713	$364,104
Cash segregated under regulatory requirements	2,968	2,398
Securities owned	16,282	11,096
Marketable securities	1,238	4,600
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	192,053	474,269
Accrued commissions receivable, net	222,293	132,885
Loans, forgivable loans and other receivables from employees and partners, net	192,658	151,328
Fixed assets, net	136,068	133,428
Investments	20,367	25,107
Goodwill	141,142	82,853
Other intangible assets, net	16,994	13,603
Receivables from related parties	5,754	5,938
Other assets	87,655	68,705

Total assets	$1,405,185	$1,470,314

Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$13,600	$—
Accrued compensation	143,800	155,538
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	144,683	429,477
Payables to related parties	19,667	10,262
Accounts payable, accrued and other liabilities	250,552	260,737
Notes payable and collateralized borrowings	181,916	39,258
Notes payable to related parties	150,000	150,000

Total liabilities	904,218	1,045,272
Redeemable partnership interest	86,269	93,186
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 115,217 and 88,192 shares issued at December 31, 2011 and December 31, 2010, respectively; and 97,220 and 70,256 shares outstanding at December 31, 2011 and December 31, 2010, respectively	1,152	881
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 and 25,848 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively, convertible into Class A common stock	348	258
Additional paid-in capital	489,369	366,827
Contingent Class A common stock	20,133	3,171
Treasury stock, at cost: 17,997 and 17,936 shares of Class A common stock at December 31, 2011 and December 31, 2010, respectively	(109,870)	(109,627)
Retained deficit	(80,726)	(23,616)
Accumulated other comprehensive loss	(3,752)	(977)

Total stockholders’ equity	316,654	236,917

Noncontrolling interest in subsidiaries	98,044	94,939

Total equity	414,698	331,856

Total liabilities, redeemable partnership interest, and equity	$1,405,185	$1,470,314

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Commissions	$996,263	$851,089	$693,818
Principal transactions	375,001	377,581	379,767
Fees from related parties	62,227	65,996	58,877
Market data	17,772	18,314	17,953
Software solutions	9,190	7,804	7,419
Interest income	5,441	3,308	7,252
Other revenues	5,396	13,960	5,923
Losses on equity investments	(6,605)	(6,940)	(8,687)

Total revenues	1,464,685	1,331,112	1,162,322
Expenses:
Compensation and employee benefits	897,875	838,717	725,139
Allocations of net income to limited partnership units and founding/working partner units	18,437	23,307	16,731

Total compensation and employee benefits	916,312	862,024	741,870
Occupancy and equipment	129,087	113,520	108,014
Fees to related parties	11,635	13,450	13,882
Professional and consulting fees	67,746	45,238	34,350
Communications	86,392	78,249	66,028
Selling and promotion	79,087	68,066	57,437
Commissions and floor brokerage	25,877	20,055	16,536
Interest expense	24,606	14,080	9,920
Other expenses	69,584	59,515	49,797

Total expenses	1,410,326	1,274,197	1,097,834
Income from operations before income taxes	54,359	56,915	64,488
Provision for income taxes	15,999	11,543	23,675

Consolidated net income	$38,360	$45,372	$40,813

Less: Net income attributable to noncontrolling interest in subsidiaries	18,223	24,210	20,788

Net income available to common stockholders	$20,137	$21,162	$20,025

Per share data:
Basic earnings per share
Net income available to common stockholders	$20,137	$21,162	$20,025

Basic earnings per share	$0.17	$0.24	$0.25

Basic weighted-average shares of common stock outstanding	116,132	88,294	80,350

Fully diluted earnings per share
Net income for fully diluted shares	$20,137	$53,756	$50,711

Fully diluted earnings per share	$0.17	$0.24	$0.24

Fully diluted weighted-average shares of common stock outstanding	116,514	228,568	211,036

Dividends declared per share of common stock	$0.65	$0.48	$0.30

Dividends declared and paid per share of common stock	$0.65	$0.48	$0.30

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Consolidated net income	$38,360	$45,372	$40,813
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,979)	(1,149)	3,178
Unrealized gain (loss) on securities available for sale	671	(337)	592

Total other comprehensive (loss) income, net of tax	(3,308)	(1,486)	3,770

Comprehensive income	35,052	43,886	44,583
Less: comprehensive income attributable to noncontrolling interest in subsidiaries, net of tax	17,690	23,665	20,652

Comprehensive income attributable to common stockholders	$17,362	$20,221	$23,931

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$38,360	$45,372	$40,813
Adjustments to reconcile net income to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	49,281	50,180	52,974
Employee loan amortization	31,785	41,192	34,115
Equity-based compensation	125,099	25,705	22,134
Allocations of net income to limited partnership units and founding/working partner units	18,437	23,307	16,731
Losses on equity investments	6,605	6,940	8,687
Sublease provision adjustment	4,956	—	—
Impairment loss on marketable securities	4,047	—	—
Accretion of discount on convertible notes	1,808	—	—
Impairment of fixed assets	785	294	1,232
Recognition of deferred revenue	(4,583)	(5,371)	(5,219)
Deferred tax provision (benefit)	1,963	(2,932)	(360)
Other	96	546	(282)
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	282,941	(61,723)	(224,357)
Loans, forgivable loans and other receivables from employees and partners, net	(70,038)	(53,989)	(91,176)
Accrued commissions receivable, net	(4,928)	(22,195)	21,314
Securities owned	(5,695)	(8,355)	(1,362)
Receivables from related parties	(2,447)	7,959	321
Cash segregated under regulatory requirements	(570)	(198)	2,901
Other assets	(10,413)	(5,050)	(9,814)
Reverse repurchase agreements with related parties	—	—	151,224
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	(293,140)	48,214	261,475
Payables to related parties	9,405	(53,907)	12,185
Accounts payable, accrued and other liabilities	(15,438)	10,449	81,300
Accrued compensation	(82,972)	12,485	87
Securities sold, not yet purchased	—	(11)	(310)

Net cash provided by operating activities	$85,344	$58,912	$374,613

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(27,190)	(29,106)	(29,136)
Capitalization of software development costs	(15,940)	(14,831)	(15,472)
Investment in unconsolidated entities	(1,749)	(8,874)	(5,301)
Payments for acquisitions, net of cash acquired	(46,703)	(4,382)	(5,140)
Purchases of marketable securities	—	(3,002)	—
Capitalization of trademarks, patent defense and registration costs	(1,064)	(990)	(1,469)

Net cash used in investing activities	(92,646)	(61,185)	(56,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collateralized borrowings, net	4,153	21,672	17,586
Repayment of Newmark debt	(13,835)	—	—
Issuance of convertible notes	155,620	—	—
Purchase of capped call	(11,392)	—	—
Earnings distributions to limited partnership interests in BGC Holdings	(84,332)	(49,733)	(42,117)
Redemption of limited partnership interests	(1,841)	(23,838)	—
Dividends to stockholders	(77,244)	(42,606)	(24,171)
Proceeds from offering of Class A common stock, net	15,632	15,160	—
Repurchase of Class A common stock	(392)	(19,871)	(7,911)
Partner purchase of founding/working partner units	63	1,263	—
Proceeds from exercises of stock options	8,812	463	—
Short-term borrowings	13,600	—	—
Long-term borrowings	—	(150,000)	—
Issuance of convertible notes to Cantor	—	150,000	—
Tax impact on exercise/delivery of equity awards	3,357	—	—
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(3,580)	(2,246)	(657)

Net cash provided by (used in) financing activities	8,621	(99,736)	(57,270)
Effect of exchange rate changes on cash and cash equivalents	4,290	(3,188)	3,546
Net increase (decrease) in cash and cash equivalents	5,609	(105,197)	264,371
Cash and cash equivalents at beginning of period	364,104	469,301	204,930

Cash and cash equivalents at end of period	$369,713	$364,104	$469,301

Supplemental cash information:
Cash paid during the period for taxes	$16,682	$20,873	$15,877

Cash paid during the period for interest	$20,520	$9,363	$9,920

Supplemental non-cash information
Conversion of Class B common stock into Class A common stock	$—	$6	$37
Issuance of Class A common stock upon exchange of Cantor units	8,407	6,181	—
Issuance of Class B common stock upon exchange of Cantor units	8,407	—	—
Issuance of Class A common stock upon exchange of limited partnership interests	79,115	24,583	9,650
Issuance of contingent Class A common stock for acquisitions	26,778	3,171	—
Donations with respect to Charity Day	12,076	7,403	—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2009

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2009	$617	$301	$271,161	$(81,845)	$1,958	$(3,942)	$152,952	$341,202
Comprehensive income:
Consolidated net income	—	—	—	—	20,025	—	20,788	40,813
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	3,013	165	3,178
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	893	(301)	592

Comprehensive income	—	—	—	—	20,025	3,906	20,652	44,583
Repurchase of Class A common stock, 4,023,959 shares	—	—	—	(7,911)	—	—	—	(7,911)
Conversion of Class B common stock to Class A common stock, 3,700,000 shares	37	(37)	—	—	—	—	—	—
Equity-based compensation	8	—	12,126	—	—	—	—	12,134
Issuance of Class A common stock upon exchange of founding/working partner units, 4,438,765 shares	44	—	9,606	—	—	—	2,550	12,200
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units, 70,632 units	—	—	—	—	—	—	195	195
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	(11,434)	(11,434)
Dividends to stockholders	—	—	—	—	(24,171)	—	—	(24,171)
Earnings distributions to limited partnership interests	—	—	—	—	—	—	(32,700)	(32,700)
Other	1	—	(12)	—	17	—	(26)	(20)

Balance, December 31, 2009	$707	$264	$292,881	$(89,756)	$(2,171)	$(36)	$132,189	$334,078

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Year Ended December 31, 2010

(in thousands, except share amounts)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2010	$707	$264	$292,881	$—	$(89,756)	$(2,171)	$(36)	$132,189	$334,078
Comprehensive income:
Consolidated net income	—	—	—	—	—	21,162	—	24,210	45,372
Other comprehensive loss, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(709)	(440)	(1,149)
Unrealized loss on securities available for sale	—	—	—	—	—	—	(232)	(105)	(337)

Comprehensive income	—	—	—	—	—	21,162	(941)	23,665	43,886
Equity-based compensation	8	—	7,724	—	—	—	—	—	7,732
Grant of exchangeability to limited partnership units	—	—	—	—	—	—	—	28,721	28,721
Capital contribution by founding/working partners with respect to Charity Day	—	—	7,403	—	—	—	—	—	7,403
Dividends to common stockholders	—	—	—	—	—	(42,606)	—	—	(42,606)
Earnings distributions to limited partnership interests	—	—	—	—	—	—	—	(45,192)	(45,192)
Issuance of Class A common stock upon exchange of founding/working partner units, 5,153,877 shares	52	—	10,644	—	—	—	—	5,627	16,323
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units, 2,353,520 units	—	—	—	—	—	—	—	8,031	8,031
Cantor exchange of Cantor units for Class A common stock, 3,700,000 units	37	—	6,144	—	—	—	—	(6,181)	—
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(21,681)	(21,681)
Proceeds from exercise of stock options, net of tax	—	—	463	—	—	—	—	—	463
Redemption of founding/working partner units, 3,998,225 units	—	—	—	—	—	—	—	(10,292)	(10,292)
Repurchase of Class A common stock, 3,399,015 shares	—	—	—	—	(19,871)	—	—	—	(19,871)
Issuance of Class A common stock (net of costs) upon exchange of limited partnership units, 4,523,505 shares	45	—	26,439	—	—	—	—	(26,255)	229
Issuance of Class A common stock (net of costs), 2,594,117 shares	26	—	15,134	—	—	—	—	—	15,160
Issuance of contingent Class A common stock and limited partnership units for acquisitions	—	—	—	3,171	—	—	—	3,566	6,737
Conversion of Class B common stock to Class A common stock, 600,000 shares	6	(6)	—	—	—	—	—	—	—
Other	—	—	(5)	—	—	(1)	—	2,741	2,735

Balance, December 31, 2010	$881	$258	$366,827	$3,171	$(109,627)	$(23,616)	$(977)	$94,939	$331,856

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Year Ended December 31, 2011

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2011	$881	$258	$366,827	$3,171	$(109,627)	$(23,616)	$(977)	$94,939	$331,856
Comprehensive income:
Consolidated net income	—	—	—	—	—	20,137	—	18,223	38,360
Other comprehensive loss, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(3,471)	(508)	(3,979)
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	—	696	(25)	671

Comprehensive income	—	—	—	—	—	20,137	(2,775)	17,690	35,052
Equity-based compensation, 1,937,093 shares	19	—	4,337	—	—	—	—	4,365	8,721
Dividends to common stockholders	—	—	—	—	—	(77,244)	—	—	(77,244)
Earnings distributions to limited partnership interests	—	—	—	—	—	—	—	(69,816)	(69,816)
Grant of exchangeability and redemption of limited partnership interests, issuance of 12,259,184 shares	123	—	79,928	—	—	—	—	31,836	111,887
Issuance of Class A common stock (net of costs), 3,829,176 shares	39	—	14,774	—	—	—	—	11,952	26,765
Issuance of Class A common stock upon exchange of Cantor units, 9,000,000 shares	90	—	8,317	—	—	—	—	(8,407)	—
Issuance of Class B common stock upon exchange of Cantor units, 9,000,000 shares	—	90	8,317	—	—	—	—	(8,407)	—
Redemption of founding/working partner units, 236,741 units	—	—	(395)	—	—	—	—	(531)	(926)
Repurchase of Class A common stock, 60,929 shares	—	—	—	—	(243)	—	—	(149)	(392)
Capital contribution by founding/working partners with respect to Charity Day	—	—	5,130	—	—	—	—	3,046	8,176
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(6,121)	(6,121)
Purchase of capped call, net of tax	—	—	(6,219)	—	—	—	—	(3,692)	(9,911)
Equity component of convertible notes, net of tax	—	—	10,073	—	—	—	—	5,980	16,053
Acquisition of CantorCO2e, L.P.	—	—	(1,255)	—	—	—	—	(745)	(2,000)
Issuance of contingent Class A common stock for acquisitions, 4,716,848 shares	—	—	236	16,962	—	—	—	9,580	26,778
Newmark noncontrolling interest	—	—	—	—	—	—	—	14,384	14,384
Other	—	—	(701)	—	—	(3)	—	2,140	1,436

Balance, December 31, 2011	$1,152	$348	$489,369	$20,133	$(109,870)	$(80,726)	$(3,752)	$98,044	$414,698

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company primarily servicing the wholesale financial markets. The Company specializes in the brokering of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commercial real estate, property derivatives, commodities, futures and structured products. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over the counter (“OTC”) or through an exchange.

Through its eSpeed, BGC Trader™ and BGC Market Data brands, BGC Partners offers financial technology solutions, market data, and analytics related to select financial instruments and markets. Through its Newmark Knight Frank brand, the Company offers commercial real estate tenants, owners, investors and developers a wide range of brokerage services as well as property and facilities management. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. BGC Partners has offices in over 35 major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Chicago, Copenhagen, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

The Company’s consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s consolidated financial statements include the Company’s accounts and all subsidiaries in which the Company has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements:

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance on Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This guidance addresses the criteria and disclosures for recognition of an acquired asset or liability assumed in a business combination that arises from a contingency. This guidance was effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance on their Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. This FASB guidance establishes their Accounting Standards Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance that addresses the effects of eliminating the Qualifying Special Purpose Entity concept from existing accounting guidance and clarifies and amends certain key provisions, including the transparency of an enterprise’s involvement with variable interest entities (“VIEs”). The key changes resulting from this new FASB guidance are the requirement of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, the requirement of continuous assessments as to whether an enterprise is the primary beneficiary of a VIE, amendments to certain existing guidance related to the determination as to which entities are deemed VIEs, and the amendment of existing consideration of related party relationships in the determination of the primary beneficiary of a VIE. This FASB guidance also requires enhanced disclosures to provide more transparent information regarding an enterprise’s involvement with a VIE. This FASB guidance became effective with the first reporting period that began after November 15, 2009 and was adopted by the Company on January 1, 2010. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued guidance on Fair Value Measurements and Disclosures: Measuring Liabilities at Fair Value. This guidance provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available and provides valuation techniques to be utilized by the reporting entity. This guidance became effective for the first reporting period (including interim periods) beginning after issuance on August 28, 2009. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance on Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. This guidance provides amended disclosure requirements related to fair value measurements, including the amounts of and reasons for transfers in and out of Levels 1 and 2 fair value measurements and reporting activity in the reconciliation of Level 3 fair value measurements on a gross basis. This guidance provides amendments that clarify existing disclosures regarding the level of disaggregation for providing fair value measurement disclosures for each class of assets and liabilities. In addition, it clarifies existing disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that are required for either Level 2 or Level 3. This guidance was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll-forward of activity in Level 3 fair value measurements, which was effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued guidance that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity shall consider whether there are any adverse qualitative factors indicating that impairment may exist. This FASB guidance became effective with the first reporting period that began after December 15, 2010 and was adopted by the Company on January 1, 2011. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements.

In 2011, the Company early adopted the FASB’s guidance on Comprehensive Income—Presentation of Comprehensive Income. This guidance requires (i) presentation of other comprehensive income either in a continuous statement of comprehensive income or in a separate statement presented consecutively with the statement of operations and (ii) presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The adoption of this FASB guidance did not have an impact on the Company’s consolidated financial statements as it requires only a change in presentation. The Company has presented other comprehensive income in a separate statement following the Company’s consolidated statements of operations.

As of and for the annual period ended December 31, 2011, the Company early adopted the FASB’s guidance on Intangibles—Goodwill and Other—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. This guidance allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a more than fifty percent likelihood exists that the fair value is less than the carrying amount, then a two-step goodwill impairment test must be performed. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements:

In May 2011, the FASB issued guidance on Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in stockholders’ equity. This FASB guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this FASB guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued guidance on Disclosures about Offsetting Assets and Liabilities, which will require entities to disclose information about offsetting and related arrangements to enable users of financial statements to evaluate the potential effect of netting arrangements on an entity’s financial position, including the potential effect of rights of set-off. This FASB guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of this FASB guidance is not expected to have a material impact on the Company’s consolidated financial statements.

2.	Limited Partnership Interests in BGC Holdings

BGC Holdings, L.P. (“BGC Holdings”) is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC Partners, L.P. (“BGC US”) and BGC Global Holdings L.P. (“BGC Global”), the two operating partnerships. Listed below are the limited partnership interests in BGC Holdings. The founding/working partner units, limited partnership units and Cantor units held by Cantor Fitzgerald, L.P. (“Cantor”) each as defined below, collectively represent all of the “limited partnership interests” in BGC Holdings.

Founding/Working Partner Units

Founding/working partners have a limited partnership interest in BGC Holdings. The Company accounts for founding/working partner units outside of permanent capital, as “Redeemable partnership interest,” in the Company’s consolidated statements of financial condition. This classification is applicable to founding/working partner units because founding/working partner units are redeemable upon termination of a partner, which includes the termination of employment, which can be at the option of the partner and not within the control of the issuer.

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

Limited Partnership Units

Certain employees hold limited partnership interests in BGC Holdings (e.g., REUs, RPUs, PSUs, and PSIs, etc., collectively the “limited partnership units”). Generally, such units receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries.

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

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards, and in accordance with FASB guidance the Company records compensation expense for the awards based on the change in value at each reporting date as expense in the Company’s consolidated statements of operations as part of Compensation and employee benefits.

Cantor Units

Cantor’s limited partnership interest (“Cantor units”) in BGC Holdings is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition. Cantor receives allocations of net income based on its weighted-average pro rata share of economic ownership for each quarterly period. This allocation is reflected as a component of “Net income attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations. In quarterly periods in which the Company has a net loss, the amount reflected as a component of “Net income attributable to noncontrolling interest in subsidiaries” represents the loss allocation for founding/working partner units, limited partnership units and Cantor units.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment); additional limited partnership interests may become exchangeable for Class A common stock on a one-for-one basis (subject to adjustment). Any exchange of limited partnership interests into Class A common shares would not impact the total number of shares and units outstanding. Because these interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company. Each quarter, net income is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which the Company has a net loss, the loss allocation for founding/working partner units, limited partnership units and Cantor units is reflected as a component of “Net income attributable to noncontrolling interest in subsidiaries.” In subsequent quarters in which the Company has net income, the initial allocation of income to the limited partnership interests is to “Net income attributable to noncontrolling interests,” to recover any losses taken in earlier quarters. The remaining income is allocated to the limited partnership interests based on their weighted-average pro rata share of economic ownership for the quarter. This income allocation process has no impact on the net income allocated to common stockholders.

3.	Summary of Significant Accounting Policies

Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in these consolidated financial statements. Management believes that the estimates utilized in preparing these consolidated financial statements are reasonable. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from the estimates included in the Company’s consolidated financial statements. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Revenue Recognition: BGC Partners derives its revenues primarily through commissions from brokerage services, the spread between the buy and sell prices on matched principal transactions, fees from certain information products, fees for the provision of certain software solutions and fees from related parties.

Commissions: BGC Partners derives its commission revenue from securities, commodities and real estate brokerage transactions. Commission revenues from securities and commodities agency brokerage transactions, whereby the Company connects buyers and sellers in the OTC and exchange markets and assists in the negotiation of the price and other material terms of transactions, are recognized on a trade-date basis along with related expenses. Commissions are recognized when earned. The existence of future contingencies, if any, results in the postponement of revenue recognition until the contingencies are satisfied.

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

Software Solutions and Licensing Fees: Pursuant to various services agreements, the Company receives up-front and/or periodic fees for the use of the eSpeed technology platform. Such fees are deferred, and included in the Company’s consolidated statements of financial condition as “Deferred revenue,” and recognized as revenue ratably over the term of the licensing agreement or over the period in which such fees are earned. The Company also receives fees for its front-end trading software and patent licenses. Such fees are recognized as income ratably over the license period.

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

Other Revenues: Other revenues are earned from various sources including underwriting fees and property and facilities management.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition, other than those used for trading purposes, to be cash equivalents.

Cash Segregated Under Regulatory Requirements: Cash segregated under regulatory requirements represents funds received in connection with customer activities that the Company is obligated to segregate or set aside to comply with regulations mandated by the SEC and the Financial Industry Regulatory Authority in the U.S. (“FINRA”) and the Financial Services Authority in the U.K. (the “FSA”) that have been promulgated to protect customer assets.

Securities Owned and Securities Sold, Not Yet Purchased: Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Securities owned and securities sold, not yet purchased are classified as trading and marked to market daily based on current listed market prices or broker quotes with the resulting gains and losses included in operating income in the current period. Unrealized and realized gains and losses from securities owned and securities sold, not yet purchased are included as part of “Principal transactions” in the Company’s consolidated statements of operations.

Fair Value: The FASB issued guidance on fair value measurement that defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and further expands disclosures about such fair value measurements.

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

See Note 10—“Fair Value of Financial Assets and Liabilities,” for more information on the fair value of financial assets and liabilities.

Marketable Securities: Marketable securities are comprised of securities held for investment purposes and are accounted for in accordance with FASB guidance, Accounting for Certain Investments in Debt and Equity Securities. The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale and reported at fair value. Unrealized gains and losses are generally included as part of “Accumulated other comprehensive loss” on the Company’s consolidated statements of financial condition. When the fair value of an available-for-sale security is lower than its cost, the Company evaluates the security to determine whether the impairment is considered “other-than-temporary.” If the impairment is considered other-than-temporary, the Company records an impairment charge in the Company’s consolidated statements of operations.

Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers: Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent principal transactions for which the stated settlement dates have not yet been reached and principal transactions which have not settled as of their stated settlement dates, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges. Also included are amounts related to open derivative contracts executed on behalf of the Company’s customers. A portion of the unsettled principal transactions and open derivative contracts that constitute receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers are with related parties (see Note 11—“Related Party Transactions,” for more information regarding these receivables and payables).

Accrued Commissions Receivable, Net: The Company has accrued commissions receivable from securities, commodities and real estate brokerage transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $6.4 million and $6.1 million as of December 31, 2011 and 2010, respectively. The allowance is based on management’s estimate and is reviewed periodically based on the facts and circumstances of each outstanding receivable.

Loans, Forgivable Loans, and Other Receivables from Employees and Partners, Net: The Company has entered into various agreements with certain of its employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership interests or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

Fixed Assets, Net: Fixed assets are carried at cost net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Internal and external direct costs of developing applications and obtaining software for internal use are capitalized and amortized over three years. Computer equipment is depreciated over three to five years. Leasehold improvements are depreciated over the shorter of their estimated economic useful lives or the remaining lease term. Routine repairs and maintenance are expensed as incurred. When fixed assets are retired or otherwise disposed of, the related gain or loss is included in operating income. The Company has asset retirement obligations related to certain of its leasehold improvements, which it accounts for using the FASB guidance, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the long-term composite risk-free interest rate in effect when the liability was initially recognized.

Investments: The Company’s investments in which it has a significant influence but not a controlling interest and is not the primary beneficiary are accounted for under the equity method. The Company’s consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control over the entity. In accordance with FASB guidance, Consolidation of Variable Interest Entities, the Company would also consolidate any variable interest entities VIEs of which it is the primary beneficiary.

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

Goodwill and Other Intangible Assets, Net: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in FASB guidance, Goodwill and Other Intangible Assets, goodwill and other indefinite lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performed impairment evaluations for the years ended December 31, 2011, 2010 and 2009 and concluded that there was no impairment of its goodwill or indefinite lived intangible assets.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Definite lived intangible assets arising from business combinations include customer relationships, internally developed software, covenants not to compete and trademarks. Also included in the definite lived intangible assets are purchased patents. The costs of acquired patents are amortized over a period not to exceed 17 years or the remaining life of the patent, whichever is shorter, using the straight-line method.

Income Taxes: The Company accounts for income taxes using the asset and liability method as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings” for a discussion of partnership interests), rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in the Company’s consolidated financial statements. The tax related assets, liabilities, provisions or benefits included in the Company’s consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement on Accounting for Income Taxes, the Company provides for uncertain tax positions and the related interest and penalties as a component of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is no longer subject to United States federal, and non-U.S. income tax examination by tax authorities for the years prior to 2003, and no longer subject to state and local income tax examination by tax authorities for the years prior to 2002.

Equity-Based and Other Compensation: The Company accounts for equity-based compensation under the fair value recognition provisions of the FASB guidance. Equity-based compensation expense recognized during the period is based on the value of the portion of equity-based payment awards that is ultimately expected to vest. The grant-date fair value of equity-based awards is amortized to expense ratably over the awards’ vesting periods. As equity-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, it has been reviewed for estimated forfeitures. Further, FASB guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units: Restricted stock units (“RSUs”) provided to certain employees by the Company are accounted for as equity awards, and as per FASB guidance, the Company is required to record an expense for the portion of the RSUs that is ultimately expected to vest. The grant-date fair value of RSUs is amortized to expense ratably over the awards’ vesting periods. The amortization is reflected as non-cash equity-based compensation expense in the Company’s consolidated statements of operations.

Limited Partnership Units: Limited partnership units in BGC Holdings are generally held by employees. Generally such units receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the Company’s operating subsidiaries. These allocations are cash distributed on a quarterly basis and are generally contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a separate component of compensation expense under “Allocations of net income to limited partnership units and founding/working partner units” in the Company’s consolidated statements of operations.

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards under FASB guidance, which requires that the Company record an expense for such awards based on the change in value at each reporting period and include the expense in the Company’s consolidated statements of operations as part of Compensation and employee benefits.

Contingent Class A Common Stock: In connection with certain acquisitions, the Company has committed to issue shares of the Company’s Class A common stock upon the achievement of certain performance targets. The contingent shares meet the criteria for equity classification and are recorded at acquisition date fair value in the Company’s consolidated statements of financial condition as “Contingent Class A Common Stock.”

Noncontrolling Interest in Subsidiaries: Noncontrolling interest in subsidiaries represents equity interests in consolidated subsidiaries that are not attributable to the Company, including Cantor’s limited partnership interest in BGC Holdings as well as the noncontrolling interest holders’ proportionate share of the equity related to the acquisition of Newmark & Company Real Estate, Inc., the real estate advisory firm which operates as Newmark Knight Frank (“Newmark”) in the United States and which is associated with London-based Knight Frank as well as Tower Bridge International Services L.P. (“Tower Bridge”), the Company’s services company in the U.K. In accordance with FASB guidance, the Company measures noncontrolling interest at its fair value on the acquisition date. The Company estimated the fair value of the noncontrolling interest by deriving the fair value of each acquired entity which was not wholly owned.

Foreign Currency Transactions: Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the Company’s consolidated statements of financial condition, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on remeasurement of the financial statements of a non-U.S. operation, when the functional currency is the U.S. dollar, are included in the Company’s consolidated statements of operations as part of “Other expenses.” Gains or losses upon translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included within “Other comprehensive (loss) income, net of tax” in the Company’s consolidated statements of comprehensive income and as part of “Accumulated other comprehensive loss” in the Company’s consolidated statements of financial condition.

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

FASB guidance requires that an entity recognize all derivative contracts as either assets or liabilities in the consolidated statements of financial condition and measure those instruments at fair value. The fair value of all derivative contracts is recorded on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Derivative contracts are recorded as part of “Receivables from or payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition.

4.	Earnings Per Share

FASB guidance on Earnings Per Share (“EPS”), establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average shares of common stock outstanding. Net income is allocated to each of the economic ownership classes described above in Note 2—“Limited Partnership Interests in BGC Holdings,” and the Company’s outstanding common stock, based on each class’s pro rata economic ownership.

The Company’s earnings for the years ended December 31, 2011, 2010 and 2009 were allocated as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income available to common stockholders	$20,137	$21,162	$20,025
Allocation of income to limited partnership interests in BGC Holdings	$33,067	$45,456	$36,136

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Basic earnings per share:
Net income available to common stockholders	$20,137	$21,162	$20,025

Basic weighted-average shares of common stock outstanding	116,132	88,294	80,350

Basic earnings per share	$0.17	$0.24	$0.25

Fully diluted EPS is calculated utilizing net income available for common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on the Convertible Notes (if applicable) (see Note 15—“Notes Payable, Collateralized and Short-Term Borrowings”) and expense related to dividend equivalents for certain restricted stock units (“RSUs”) (if applicable) as the numerator. The denominator is comprised of the Company’s weighted-average outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests, and other contracts to issue shares of common stock, including Convertible Notes, stock options, RSUs and warrants. The limited partnership interests are potentially exchangeable into shares of Class A common stock; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Fully diluted earnings per share:
Net income available to common stockholders	$20,137	$21,162	$20,025
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	—	31,685	29,937
Dividend equivalent expense on RSUs, net of tax	—	909	749

Net income for fully diluted shares	$20,137	$53,756	$50,711

Weighted-average shares:
Common stock outstanding	116,132	88,294	80,350
Limited partnership interests in BGC Holdings	—	136,581	128,062
RSUs (Treasury stock method)	—	3,374	2,624
Other	382	319	—

Fully diluted weighted-average shares of common stock outstanding	116,514	228,568	211,036

Fully diluted earnings per share	$0.17	$0.24	$0.24

For the years ended December 31, 2011, 2010 and 2009, approximately 165.3 million, 26.6 million and 14.9 million shares underlying limited partnership units, founding/working partner units, Cantor units, Convertible Notes, stock options, RSUs, and warrants were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2011 included, on a weighted-average basis, 127.5 million limited partnership interests, 29.1 million shares underlying Convertible Notes and 8.7 million other securities or other contracts to issue shares of common stock.

Additionally, for the years ended December 31, 2011 and 2010, respectively, approximately 4.4 million and 0.6 million shares of contingent Class A common stock were excluded from the computation of fully diluted EPS because the conditions for issuance had not been met by the end of the period. For the year ended December 31, 2009, there were no shares of contingent Class A common stock.

Business Partner Warrants

As of December 31, 2011, the Company had a balance of 175 thousand business partner warrants with a weighted-average exercise price of $8.75 and a weighted-average remaining contractual term of 0.64 years. The Company did not recognize any expense related to the business partner warrants for the years ended December 31, 2011, 2010 and 2009, respectively.

5.	Unit Redemptions and Stock Transactions

Unit Redemptions and Stock Repurchase Program

During the year ended December 31, 2011, the Company redeemed approximately 8.6 million limited partnership units at an average price of $6.60 per unit and approximately 0.2 million founding/working partner units for an average of $7.77 per unit.

During the year ended December 31, 2010, the Company redeemed approximately 5.9 million limited partnership units at an average price of $5.89 per unit and approximately 4.0 million founding/working partner units for an average of $6.23 per unit.

During the year ended December 31, 2011, the Company repurchased 60,929 shares of Class A common stock at an aggregate purchase price of approximately $392 thousand for an average price of $6.43 per share.

During the year ended December 31, 2010, the Company repurchased 3,399,015 shares of Class A common stock at an aggregate purchase price of approximately $19.9 million for an average price of $5.85 per share. These repurchases included 1,207,902 shares repurchased from The Cantor Fitzgerald Relief Fund (the “Relief Fund”) at an average market price of $6.04 per share, for an aggregate purchase price of approximately $7.3 million. A portion of these shares had been donated to The Cantor Fitzgerald Relief Fund by certain founding/working partners in connection with the Company’s annual Charity Day.

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. On October 26, 2011, the Company’s Board of Directors increased BGC Partners’ share repurchase and unit redemption authorization to $100 million. As of December 31, 2011, the Company had approximately $84.4 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares or redeem units.

Unit redemption and share repurchase activity for the year ended December 31, 2011 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Share or Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions
January 1, 2011—March 31, 2011	195,904	$9.11
April 1, 2011—June 30, 2011	844,698	7.91
July 1, 2011—September 30, 2011	4,152,547	6.74
October 1, 2011—December 31, 2011	3,649,544	6.07

Total Redemptions	8,842,693	$6.63

Repurchases
January 1, 2011—March 31, 2011	6,454	$8.50	6,454
April 1, 2011—June 30, 2011	7,991	8.94	7,991
July 1, 2011—September 30, 2011	—	—	—
October 1, 2011—December 31, 2011	46,484	5.71	46,484

Total Repurchases	60,929	$6.43	60,929

Total Redemptions and Repurchases	8,903,622	$6.63	60,929	$84,359,499

Stock Issuances for the year ended December 31, 2011

For the year ended December 31, 2011, the Company issued 9,000,000 shares of Class A common stock to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. Substantially all of these shares have been included on a registration statement for resale by various partner distributees and charitable organizations which may receive donations from Cantor. For the year ended December 31, 2011, the Company issued 9,000,000 shares of Class B common stock of the Company to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. All of these shares are restricted securities. These issuances did not impact the total number of shares and units outstanding. As of December 31, 2011, Cantor beneficially owned an aggregate of 47,862,204 Cantor units.

During the years ended December 31, 2011 and 2010, the Company entered into controlled equity offering sales agreements with CF&Co pursuant to which the Company may offer and sell up to an aggregate of 21 million shares of Class A common stock. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under these agreements, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of December 31, 2011, the Company has sold 15,709,910 shares of Class A common stock under these agreements.

During the year ended December 31, 2011, the Company issued 12,259,184 shares of its Class A common stock related to redemptions of limited partnership interests. The issuances related to redemptions of limited partnership interests did not impact the total number of shares and units outstanding.

During the year ended December 31, 2011, the Company issued and donated an aggregate of 443,686 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day. These shares have been included in the registration statement for resale by the Relief Fund. Additionally, during the year ended December 31, 2011, the Company issued an aggregate of 376,991 shares of its Class A common stock in connection with the Company’s acquisitions.

During the year ended December 31, 2011, the Company issued 1,937,093 and 1,803,024 shares of its Class A common stock related to vesting of RSUs and the exercise of stock options. Additionally, during the year ended December 31, 2011, the Company issued an aggregate of 25,289 shares of its Class A common stock in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan and 1,180,186 shares of its Class A common stock for general corporate purposes.

Stock Issuances for the year ended December 31, 2010

For the year ended December 31, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock. For the year ended December 31, 2010, Cantor exchanged 3,700,000 Cantor units for 3,700,000 shares of Class A common stock.

During the year ended December 31, 2010, the Company issued an aggregate 5,153,877 shares of its Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable limited partnership interests. Additionally, during the year ended December 31, 2010, the Company issued 7,117,622 shares of its Class A common stock related to exchanges and redemptions of limited partnership units as well as for general corporate purposes. For the year ended December 31, 2010, 4,523,505 shares were issued for the exchange and redemption of limited partnership units and 2,594,117 shares of Class A common stock were issued for general corporate purposes. The issuances related to exchanges and redemptions of limited partnership units did not impact the total number of shares and units outstanding.

During the years ended December 31, 2010, the Company issued 941,479 shares of its Class A common stock related to vesting of RSUs and the exercise of stock options. The Company did not issue any shares of Class A common stock during 2010 in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan.

6.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $16.3 million and $11.1 million as of December 31, 2011 and December 31, 2010, respectively.

Securities owned consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Government debt	$16,007	$11,009
Equities	275	87

Total	$16,282	$11,096

As of December 31, 2011, the Company had not pledged any of the securities owned to satisfy deposit requirements at various exchanges or clearing organizations.

7.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments, which had a fair value of $1.2 million and $4.6 million as of December 31, 2011 and December 31, 2010, respectively, are classified as available-for-sale and accordingly recorded at fair value. Unrealized gains or losses are generally included as part of “Accumulated other comprehensive loss” in the Company’s consolidated statements of financial condition. When the fair value of an available-for-sale security is lower than its cost, the Company evaluates the security to determine whether the impairment is considered “other-than-temporary.” If the impairment is considered other-than-temporary, the Company records an impairment charge in the Company’s consolidated statements of operations. During the year ended December 31, 2011, the Company recorded other-than-temporary impairment charges of $4.0 million, which were recorded in Other expenses in the Company’s consolidated statements of operations. No impairment charges were recorded for the years ended December 31, 2010 and 2009.

8.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and Payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts. The Receivables from and Payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$130,675	$415,520
Receivables from clearing organizations	48,681	48,345
Other receivables from broker-dealers and customers	8,060	6,948
Net pending trades	3,452	1,883
Open derivative contracts	1,185	1,573

Total	$192,053	$474,269

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$124,282	$423,829
Payables to clearing organizations	5,077	1,255
Other payables to broker-dealers and customers	14,990	3,449
Open derivative contracts	334	944

Total	$144,683	$429,477

A portion of these receivables and payables are with Cantor. See Note 11—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of December 31, 2011 have subsequently settled at the contracted amounts.

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

The Company does not designate any derivative contracts as hedges for accounting purposes. FASB guidance requires that an entity recognize all derivative contracts as either assets or liabilities in the consolidated statements of financial condition and measure those instruments at fair value. The fair value of all derivative contracts is recorded on a net-by-counterparty basis where a legal right to offset exists under an enforceable netting agreement. Derivative contracts are recorded as part of “Receivables from or payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition. The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s consolidated statements of operations.

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	December 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$1,185	$—	$1,573	$—
Foreign exchange swaps	—	334	—	944

	$1,185	$334	$1,573	$944

The notional amounts of the interest rate swaps transactions at December 31, 2011 and December 31, 2010 were $1.2 billion and $1.8 billion, respectively. These represent matched customer transactions settled through and guaranteed by a central clearing organization.

All of the Company’s foreign exchange swaps are with Cantor. The notional amounts of the foreign exchange swap transactions at December 31, 2011 and December 31, 2010 were $234.1 million and $128.8 million, respectively.

The replacement cost of contracts in a gain position at December 31, 2011 was $1.2 million from various counterparties. These counterparties are not rated by a credit rating organization.

As described in Note 15—“Notes Payable, Collateralized and Short-Term Borrowings,” on July 29, 2011, the Company issued the 4.50% Convertible Notes containing an embedded conversion feature. The conversion feature meets the requirements to be accounted for as an equity instrument, and the Company classifies the conversion feature within additional paid-in capital in the Company’s consolidated statements of financial condition. The embedded conversion feature was measured in the amount of approximately $19.0 million on a pre-tax basis ($16.1 million net of taxes and issuance costs) at the issuance of the 4.50% Convertible Notes as the difference between the proceeds received and the fair value of a similar liability without the conversion feature and is not subsequently remeasured.

Also in connection with the issuance of the 4.50% Convertible Notes, the Company entered into capped call transactions. The capped call meets the requirements to be accounted for as an equity instrument, and the Company classifies the capped call within additional paid-in capital in the Company’s consolidated statements of financial condition. The purchase price of the capped call resulted in a decrease to additional paid-in capital of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis) at the issuance of the 4.50% Convertible Notes and is not subsequently remeasured.

10.	Fair Value of Financial Assets and Liabilities

The following tables set forth by level within the fair value hierarchy financial assets and liabilities, including marketable securities and those pledged as collateral, accounted for at fair value under FASB guidance at December 31, 2011 (in thousands):

	Assets at Fair Value at December 31, 2011 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$16,007	$—	$—	$—	$16,007
Marketable securities	1,238	—	—	—	1,238
Interest rate swaps	—	1,185	—	—	1,185
Securities owned—Equities	275	—	—	—	275

Total	$17,520	$1,185	$—	$—	$18,705

	Liabilities at Fair Value at December 31, 2011 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$334	$—	$—	$334

Total	$—	$334	$—	$—	$334

The following tables set forth by level within the fair value hierarchy financial assets and liabilities, including marketable securities and those pledged as collateral, accounted for at fair value under FASB guidance at December 31, 2010 (in thousands):

	Assets at Fair Value at December 31, 2010 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$11,009	$—	$—	$—	$11,009
Marketable securities	4,600	—	—	—	4,600
Interest rate swaps	—	1,573	—	—	1,573
Securities owned—Equities	87	—	—	—	87

Total	$15,696	$1,573	$—	$—	$17,269

	Liabilities at Fair Value at December 31, 2010 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total

Foreign exchange swaps	$—	$944	$—	$—	$944

Total	$—	$944	$—	$—	$944

(1)	As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

11.	Related Party Transactions

Service Agreements

Throughout Europe and Asia, the Company provides Cantor with administrative services, technology services and other support for which it charges Cantor based on the cost of providing such services plus a mark-up, generally 7.5%. In the U.K., the Company provides these services to Cantor through Tower Bridge. The Company owns 52% of Tower Bridge and consolidates it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations. In the United States (“U.S.”), the Company provides Cantor with technology services for which it charges Cantor based on the cost of providing such services.

The Company, together with other leading financial institutions, formed ELX Futures, L.P. (“ELX”), a limited partnership that has established a fully-electronic futures exchange. ELX is 26.3% owned by the Company and is accounted for under the equity method of accounting. During the year ended December 31, 2011, the Company made no cash contributions to ELX. During the year ended December 31, 2010, the Company made $6.4 million in cash contributions to ELX. The Company has entered into a technology services agreement with ELX pursuant to which the Company provides software technology licenses, monthly maintenance support and other technology services as requested by ELX. For the years ended December 31, 2011, 2010 and 2009, the Company recognized related party revenues of $62.2 million, $66.0 million and $58.9 million, respectively, for the services provided to Cantor and ELX. These revenues are included as part of “Fees from related parties” in the Company’s consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the years ended December 31, 2011, 2010 and 2009, the Company was charged $36.8 million, $35.8 million and $33.1 million, respectively, for the services provided by Cantor and its affiliates, of which $25.2 million, $22.3 million and $19.2 million, respectively, were to cover compensation to leased employees for the years ended December 31, 2011, 2010 and 2009. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

As of December 31, 2011, 2010 and 2009, Cantor’s share of the net income in Tower Bridge was $2.6 million, $2.1 million, and $1.4 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition.

Clearing Agreement

The Company receives certain clearing services (“Clearing Services”) from Cantor pursuant to its clearing agreement (“Clearing Agreement”). These Clearing Services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s consolidated statements of operations.

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

This guaranty agreement expired as the Senior Notes matured on April 1, 2010. Therefore, for the year ended December 31, 2011, the Company did not recognize any expense in relation to this guaranty agreement. For the years ended December 31, 2010 and 2009, the Company recognized expense of approximately $0.9 million and $3.5 million, respectively, in relation to this charge.

Receivables from and Payables to Related Broker-Dealers

Amounts due from or to Cantor and Freedom International Brokerage are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition. As of both December 31, 2011 and December 31, 2010, the Company had receivables from Cantor and Freedom International Brokerage of $3.7 million. As of December 31, 2011, the Company had no payables to Cantor related to open derivative contracts. As of December 31, 2010, the Company had $0.9 million in payables to Cantor related to open derivative contracts.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, Net

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

As of December 31, 2011 and 2010, the aggregate balance of these employee loans was $192.7 million and $151.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the years ended December 31, 2011, 2010 and 2009 was $31.8 million, $41.2 million and $34.1 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010 BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $13.2 million and $9.8 million for the years ended December 31, 2011 and 2010, respectively. See Note 15—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information.

Controlled Equity Offerings/Payment of Commissions to CF&Co

As discussed in Note 5—“Unit Redemptions and Stock Transactions,” the Company entered into controlled equity offering agreements with CF&Co, as the Company’s sales agent. For the years ended December 31, 2011 and 2010, the Company was charged approximately $1.4 million and $0.7 million, respectively, for services provided by CF&Co. These expenses are included as part of “Professional and consulting fees” in the Company’s consolidated statements of operations.

Cantor Purchase of Units upon Redemption of Founding/Working Partner Units from BGC Holdings

Cantor has the right to purchase Cantor units from BGC Holdings upon redemption of nonexchangeable founding/working partner units redeemed by BGC Holdings upon termination or bankruptcy of the founding/working partner. Any such Cantor units purchased by Cantor are exchangeable for shares of Class B common stock or, at Cantor’s election or if there are no additional authorized but unissued shares of Class B common stock, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments). As of December 31, 2011, BGC Holdings had the right to redeem an aggregate of 652,225 nonexchangeable founding/worker partner units and Cantor will have the right to buy an equivalent number of Cantor units.

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

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets, of up to $5.0 million in the aggregate; such arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. A $2.0 million increase in this amount was authorized on November 1, 2010. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the year ended December 31, 2011 and 2010, the Company made $1.7 million and $2.4 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s consolidated statements of financial condition.

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2011, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company will be utilized to determine the shares of profit or loss allocated to each for the period. During the year ended December 31, 2011 the Company recognized its share of foreign exchange loss of $1.8 million. This loss is included as part of “Other expenses” in the Company’s consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less than favorable to the receiving party than such services are provided to typical third-party customers.

During the year ended December 31, 2010, Cantor converted 600,000 shares of its Class B common stock into 600,000 shares of Class A common stock. During the year ended December 31, 2010, Cantor exchanged 3,700,000 Cantor units for 3,700,000 shares of Class A common stock. These transactions did not impact the total number of shares and units outstanding. (See Note 5—“Unit Redemptions and Stock Transactions.”)

During the year ended December 31, 2011, the Company issued 9,000,000 shares of Class A common stock to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. In addition, during the year ended December 31, 2011, the Company issued 9,000,000 shares of Class B common stock to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. These issuances did not impact the total number of shares and units outstanding. As a result of these exchanges and the transactions described above, as of December 31, 2011, Cantor held an aggregate of 47,862,204 Cantor units. (See Note 5—“Unit Redemptions and Stock Transactions.”)

On August 2, 2010, the Company was authorized to engage CF&Co and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions with or involving one or more targets as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees. The Company may pay finders’, investment banking or financial advisory fees to broker-dealers, including, but not limited to, CF&Co and its affiliates, from time to time in connection with certain business combination transactions, and, in some cases, the Company may issue shares of the Company’s Class A common stock in full or partial payment of such fees.

On August 19, 2010, the Company completed the acquisition of Mint Partners (see Note 14—“Goodwill and Other Intangible Assets, Net”). In connection with this acquisition, the Company paid an advisory fee of $0.7 million to CF&Co. This fee was recorded as part of “Professional and consulting fees” in the Company’s consolidated statements of operations.

On October 14, 2011, the Company completed the acquisition of Newmark (see Note 14—“Goodwill and Other Intangible Assets, Net”). In connection with this acquisition, the Company paid an advisory fee of $1.4 million to CF&Co. This fee was recorded as part of “Professional and consulting fees” in the Company’s consolidated statements of operations.

During the year ended December 31, 2011, Howard W. Lutnick, the Company’s Chief Executive Officer, exercised an employee stock option with respect to 1,500,000 shares of Class A common stock at an exercise price of $5.10 per share. The exercise price was paid in cash from Mr. Lutnick’s personal funds.

Other executive officers of the Company exercised employee stock options with respect to 152,188 shares of Class A common stock at an average exercise price of $5.10 per share. A portion of these shares were withheld to pay the option exercise price and the applicable tax obligations. During the year ended December 31, 2011, these executive officers sold 6,454 of these shares of Class A common stock that they acquired upon exercise of options to the Company at an average price of $8.50 per share.

During the year ended December 31, 2011, the Company repurchased 7,991 shares of Class A common stock, at an average price of $8.94 per share, from one of the Company’s directors. Additionally, during the year ended December 31, 2011, the Company repurchased 46,484 shares of Class A common stock, at an average price of $5.71 per share, from one of the Company’s employees.

12.	Investments

The Company’s investments consisted of the following (in thousands):

	Percent Ownership (1)	December 31, 2011	December 31, 2010
ELX	26%	$6,306	$10,559
Freedom International Brokerage	45%	10,231	10,293
China Credit BGC Money Broking Company Limited	33%	1,853	2,277
Other		1,977	1,978

Total investments		$20,367	$25,107

(1)	Represents the Company’s voting interest in the equity method investment.

The Company’s share of losses related to its investments was $6.6 million, $6.9 million and $8.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s share of the losses is reflected in “Losses on equity investments” in the Company’s consolidated statements of operations.

13.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Computer and communications equipment	$198,322	$183,075
Software, including software development costs	138,845	118,448
Leasehold improvements and other fixed assets	111,573	102,344

	448,740	403,867
Less: accumulated depreciation and amortization	312,672	270,439

Fixed assets, net	$136,068	$133,428

Depreciation expense was $34.3 million, $34.1 million and $34.9 million for years ended December 31, 2011, 2010 and 2009, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

In accordance with FASB guidance, the Company capitalizes qualifying computer software development costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the years ended December 31, 2011, 2010 and 2009, software development costs totaling $15.9 million, $14.8 million and $15.5 million, respectively, were capitalized. Amortization of software development costs totaled $11.4 million, $11.9 million and $13.4 million, for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

Impairment charges of $0.8 million, $0.3 million and $1.2 million were recorded for the years ended December 31, 2011, 2010 and 2009, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s consolidated statements of operations.

14.	Goodwill and Other Intangible Assets, Net

On October 14, 2011, the Company completed the acquisition of Newmark. Certain former shareholders of Newmark have also agreed to transfer their interests in certain other related companies for nominal consideration at the request of BGC. All of these former shareholders of Newmark have agreed to provide services to affiliates of BGC commencing at the closing. The total purchase price of Newmark was $90.1 million. The excess of the purchase price plus the fair value of the noncontrolling interest over the fair value of the net assets acquired has been recorded as goodwill of $59.5 million. The acquisition price included approximately 4.83 million shares of the Company’s Class A common stock that may be issued over a five-year period contingent on certain revenue targets being met, with an estimated fair value of $26.8 million. The Company had total direct costs of approximately $3.2 million related to the acquisition of Newmark. For the year ended December 31, 2011, Newmark’s total U.S. GAAP revenues subsequent to its acquisition by the Company were $47.7 million.

The following tables summarize the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date (in millions). The Company expects to finalize its analysis of the intangible assets and receivables (including contingent receivables) acquired within the first year of the acquisition, and therefore adjustments to goodwill, intangible assets, brokerage receivables and commissions payable may occur.

Total fair value of consideration	$90.1
Total fair value of noncontrolling interest	14.5

Total fair value of Newmark	104.6
Total fair value of net assets acquired	45.1

Preliminary goodwill related to Newmark	$59.5

October 14, 2011
Assets
Cash and cash equivalents	$14.6
Brokerage receivables, net	77.9
Intangible assets	6.1
Other assets	21.9

Total assets acquired	120.5

Liabilities
Commissions payable, net	47.5
Other liabilities and accrued expenses	27.9

Total liabilities assumed	75.4

Net assets acquired	$45.1

In August 2010, the Company completed the acquisition of various assets and businesses of Mint Partners and Mint Equities (“Mint Partners”), a British financial institution and interdealer broker with offices in London, Dubai and New York. The total purchase price of Mint Partners was $11.2 million. The excess of the purchase price over the fair value of the net assets acquired of $8.0 million has been recorded as goodwill. The acquisition price included shares with an approximate fair value of $3.2 million and REUs with an approximate fair value of $3.6 million that may be issued contingent on certain revenue targets being met.

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

The results of operations of Newmark, Mint Partners and Liquidez have been included in the Company’s consolidated financial statements subsequent to their respective dates of acquisition.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets. The Company completed its annual goodwill impairment testing during the fourth quarter of 2011, which did not result in any goodwill impairment.

The changes in the carrying amount of goodwill for the year ended December 31, 2011 were as follows (in thousands):

December 31, 2011
Balance at December 31, 2010	$82,853
Newmark acquisition	59,540
Cumulative translation adjustment	(1,251)

Balance at December 31, 2011	$141,142

Other intangible assets consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Definite life intangible assets:
Patents	$35,944	$37,278
Customer base/relationships	15,280	15,603
Internally developed software	5,722	5,722
Noncompete agreements	3,418	1,628
All other	3,778	3,709

Total gross definite life intangible assets	64,142	63,940
Less: accumulated amortization	52,996	51,837

Net definite life intangible assets	11,146	12,103

Indefinite life intangible assets:
Trade name	4,348	—
Horizon license	1,500	1,500

Total net intangible assets	$16,994	$13,603

Intangible amortization expense was $3.5 million, $4.1 million and $4.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s consolidated statements of operations. The estimated aggregate amortization for each of the next five fiscal years and thereafter is as follows: $3.3 million in 2012, $2.6 million in 2013, $2.0 million in 2014, $2.2 million in 2015, $0.2 million in 2016 and $0.8 million thereafter.

15.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
8.75% Convertible Notes	$150,000	$150,000
4.50% Convertible Notes	138,976	—
Collateralized borrowings	42,940	39,258
Short-term borrowings	13,600	—

Total	$345,516	$189,258

Senior Notes and Convertible Notes

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of senior notes (the “Senior Notes”) to a number of investors. The Senior Notes incurred interest semiannually at the rate of 5.19% per annum (plus 2.31% per annum paid to Cantor for the guarantee provision, as discussed in Note 11—“Related Party Transactions”). The Senior Notes matured on April 1, 2010. Therefore, the Company did not record any interest expense related to the Senior Notes for the year ended December 31, 2011. During the year ended December 31, 2010, the Company recorded interest expense related to the Senior Notes of $1.9 million prior to their maturity on April 1, 2010. The Company recorded interest expense related to the Senior Notes of $7.8 million for the year ended December 31, 2009.

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity the Senior Notes. The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are currently convertible into 22.5 million shares of Class A common stock. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 8.75% Convertible Notes of $13.2 million and $9.8 million for the years ended December 31, 2011 and December 31, 2010, respectively.

The 8.75% Convertible Notes are convertible, at the holder’s option, at a conversion rate of 150.0540 shares of Class A common stock per $1,000 principal amount of notes, subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”). The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $4.8 million for the year ended December 31, 2011.

The 4.50% Convertible Notes are convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. This conversion rate is equal to a conversion price of approximately $9.84 per share, a 20% premium over the $8.20 closing price of BGC’s Class A common stock on the NASDAQ on July 25, 2011. Upon conversion, the Company will pay or deliver, cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. The 4.50% Convertible Notes are currently convertible into approximately 16.3 million shares of Class A common stock.

As prescribed by FASB guidance, Debt, the Company recognized the value of the embedded conversion feature of the 4.50% Convertible Notes as an increase to additional paid-in capital of approximately $19.0 million on a pre-tax basis ($16.1 million net of taxes and issuance costs). The embedded conversion feature was measured as the difference between the proceeds received and the fair value of a similar liability without the conversion feature. The value of the conversion feature is treated as a debt discount and reduced the initial carrying value of the 4.50% Convertible Notes to $137.2 million, net of debt issuance costs of $3.8 million allocated to the debt component of the instrument. The discount is amortized as interest cost and the carrying value of the notes will accrete up to the face amount over the term of the notes.

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

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Principal amount of debt component	$160,000	$—	$150,000	$150,000
Unamortized discount	(21,024)	—	—	—
Carrying amount of debt component	138,976	—	150,000	150,000
Carrying amount of equity component	18,972	—	—	—
Effective interest rate	7.61%	—	8.75%	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	—	4/15/2015	4/15/2015
Conversion price	$9.84	—	$6.66	$6.88
Number of shares to be delivered upon conversion	16,260,160	—	22,508,095	21,805,897
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—	$—	$31,207

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the year ended		For the year ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Coupon interest	$3,040	$—	$13,161	$9,844
Amortization of discount	1,808	—	—	—

Total interest expense	$4,848	$—	$13,161	$9,844

Collateralized Borrowings

On September 25, 2009, BGC Partners, L.P. entered into a secured loan arrangement, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment in exchange for a loan of $19.0 million. The principal and interest on this secured loan arrangement are repayable in 36 consecutive monthly installments at a fixed rate of 8.09% per annum. The outstanding balance of the secured loan arrangement was $5.2 million and $11.6 million as of December 31, 2011 and 2010, respectively. The value of the fixed assets pledged was $5.0 million and $9.6 million as of December 31, 2011 and 2010, respectively. The secured loan arrangement is guaranteed by the Company. The Company recorded interest expense related to the secured loan arrangement of $0.7 million, $1.2 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

On September 29, 2011, the Company entered into a secured financing agreement, whereby the Company borrowed approximately $16.6 million (approximately $16.4 million after transaction costs) from a third party in exchange for a security interest in certain computer equipment, furniture, software and related peripherals. The principal and interest on this secured loan arrangement are repayable in consecutive monthly installments, of which approximately $4.9 million is payable over 36 months at a fixed rate of 5.35% per annum and approximately $11.7 million is repayable over 48 months at a fixed rate of 5.305% per annum. The outstanding balance of the secured financing arrangement was $15.4 million as of December 31, 2011. The value of the fixed assets pledged was $13.0 million as of December 31, 2011. The secured loan arrangement is guaranteed by the Company. Interest expense related to the secured financing arrangement was approximately $0.3 million for the year ended December 31, 2011.

On various dates during the year ended December 31, 2010 and continuing through December 31, 2011, the Company sold certain furniture, equipment and software for $34.2 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $22.4 million and $27.6 million as of December 31, 2011 and 2010, respectively. The value of the fixed assets pledged was $17.0 million and $22.9 million as of December 31, 2011 and 2010, respectively. The Company recorded interest expense of $1.4 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively.

Because assets revert back to the Company at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser is included in the Company’s consolidated statements of financial condition as a financing obligation, and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets will continue to be charged to “Occupancy and equipment” in the Company’s consolidated statements of operations.

Credit Agreement

On June 23, 2011, the Company entered into a credit agreement with a third party (the “Credit Agreement”) which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013. Borrowings under the Credit Agreement will bear interest at a per annum rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the prime rate as established by the Administrative Agent from time to time, (ii) the average federal funds rate plus 0.5%, and (iii) the reserve adjusted one-month LIBOR reset daily plus 1.0%, or (b) the reserve adjusted LIBOR for interest periods of one, two, three or six months, as selected by the Company, in each case plus an applicable margin. The applicable margin will initially be 2.0% with respect to base rate borrowings in (a) above and 3.0% with respect to borrowings selected as LIBOR borrowings in (b) above, but may increase to a maximum of 3.0% and 4.0%, respectively, depending upon the Company’s credit rating. The Credit Agreement also provides for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement requires that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provides for certain financial covenants, including minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. The Credit Agreement also contains certain other affirmative and negative covenants. As of December 31, 2011, there was $13.6 million in borrowings outstanding under the Credit Agreement. The Company recorded interest expense related to the Credit Agreement of $0.1 million for the year ended December 31, 2011. There was no interest expense related to the Credit Agreement for the years ended December 31, 2010 and 2009.

16.	Compensation

Compensation Arrangements, Redemptions, and Related Charges

In March 2010, the Company began a global partnership redemption and compensation program to enhance the Company’s employment arrangements by leveraging the Company’s unique partnership structure. Under this program, participating partners generally agree to extend the lengths of their employment agreements, to accept a larger portion of their compensation in limited partnership units and to other contractual modifications sought by the Company. Also as part of this program, the Company redeemed limited partnership units and founding/working partner units for cash and/or other units and granted exchangeability to certain units.

During the year ended December 31, 2010, the Company completed its global compensation restructuring which accelerated the amortization of deferred compensation expense. As a result, the Company incurred a one-time compensation charge of $41.3 million during the year ended December 31, 2010.

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). Upon grant of exchangeability, the limited partnership units are cancelled, and the partner is granted a partnership unit that is exchangeable for shares of the Company’s Class A common stock. At the time exchangeability is granted, the Company recognizes an expense based on the fair value of the award on that date, which is included in “Compensation and employee benefits” in the Company’s consolidated statements of operations. During the years ended December 31, 2011 and 2010, the Company granted exchangeability on 14.2 million and 6.8 million limited partnership units for which the Company incurred compensation expense of $108.3 million and $42.4 million, respectively. The Company did not grant any exchangeability on limited partnership units in 2009.

Pursuant to the BGC Partners, Inc. Third Amended and Restated Long Term Incentive Plan (the “Plan”), as amended and restated and approved by stockholders at the Annual Meeting of Stockholders of the Company on December 14, 2011, the Company’s Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units and founding/working partner units. A maximum of 150 million shares of the Company’s Class A common stock are authorized to be delivered or cash settled pursuant to awards granted during the life of the Plan. The limit on the aggregate number of shares that may be delivered under the Plan allowed for the grant of future awards relating to 101.7 million shares as of December 31, 2011. Upon vesting of RSUs or exercise of employee stock options, the Company generally issues new shares of the Company’s Class A common stock.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2008	2,106,516	$8.91	1.91
Granted	3,067,869	2.66
Delivered units	(1,273,601)	9.07
Forfeited units	(283,271)	6.31

Balance at December 31, 2009	3,617,513	$3.83	1.21
Granted	2,281,327	5.29
Delivered units	(1,178,496)	5.17
Forfeited units	(448,915)	4.78

Balance at December 31, 2010	4,271,429	$4.13	0.87
Granted	1,368,671	8.02
Delivered units	(2,397,662)	3.84
Forfeited units	(520,618)	6.15

Balance at December 31, 2011	2,721,820	$5.96	1.76

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

During the years ended December 31, 2011, 2010 and 2009, the Company granted 1.4 million, 2.3 million and 3.1 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $11.0 million, $12.1 million and $8.2 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two to four-year period.

For RSUs that vested during 2011, 2010 and 2009, the Company withheld shares valued at $3.6 million, $2.2 million and $1.8 million, respectively to pay payroll taxes due at the time of vesting.

As of December 31, 2011 and 2010 the aggregate estimated grant date fair value of outstanding RSUs was approximately $16.2 million and $17.6 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $9.0 million, $9.7 million and $15.2 million for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, there was approximately $11.0 million of total unrecognized compensation expense related to unvested RSUs.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2008	15,053,505	$14.71		$—
Granted	—	—
Exercised options	—	—
Forfeited options	(3,381,326)	20.83

Balance at December 31, 2009	11,672,179	$12.92		$—
Granted	—	—
Exercised options	(96,610)	8.10
Forfeited options	(1,196,029)	18.60

Balance at December 31, 2010	10,379,540	$12.34		$6,626,196
Granted	—	—
Exercised options	(2,047,249)	5.10
Forfeited options	(76,225)	19.50

Balance at December 31, 2011	8,256,066	$14.07	2.9	$—

Options exercisable at December 31, 2011	8,256,066	$14.07	2.9	$—

The Company did not grant any stock options during the years ended December 31, 2011, 2010 and 2009. During the years ended December 31, 2011, 2010 and 2009, the aggregate intrinsic value of options exercised was $7.3 million, $0.3 million and $0.0 million, respectively, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. Cash received from option exercises during 2011 was $7.7 million.

The Company did not record any compensation expense related to stock options for the years ended December 31, 2011, 2010 and 2009, as all of these options vested in prior years. As of December 31, 2011, there was no unrecognized compensation expense related to unvested stock options.

The following table provides further details relating to the Company’s stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted-Average Exercise Price
$6.91—$8.73	298,500	$8.23	4.5	298,500	$8.23
$8.74—$15.40	5,813,066	11.99	3.1	5,813,066	11.99
$15.41—$23.10	2,123,000	20.47	2.0	2,123,000	20.47
$23.11—$30.80	21,500	26.32	1.8	21,500	26.32

Total	8,256,066	$14.07	2.9	8,256,066	$14.07

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2008	8,065,159
Granted	19,266,147
Redeemed/Exchanged units	—
Forfeited units	(565,138)

Balance at December 31, 2009	26,766,168
Granted	21,899,941
Redeemed/Exchanged units	(6,864,148)
Forfeited units	(950,596)

Balance at December 31, 2010	40,851,365
Granted	21,244,357
Redeemed/Exchanged units	(11,165,346)
Forfeited units	(5,116,022)

Balance at December 31, 2011	45,814,354

The number of unvested limited partnership units as of December 31, 2011, 2010 and 2009 was 2.6 million, 4.0 million and 17.1 million, respectively.

As of December 31, 2011, 2010 and 2009 the notional value of the applicable limited partnership units was $37.6 million, $42.9 million and $107.7 million, respectively.

As of December 31, 2011 and 2010, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 1.8 million and 0.2 million, respectively. As of December 31, 2009, there were no limited partnership units exchangeable into Class A common shares at the discretion of the unit holder.

As of December 31, 2011 and 2010 the aggregate estimated fair value of the limited partnership units held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $16.5 million and $8.7 million, respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest over three years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of $7.8 million, $4.5 million and $8.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

17.	Commitments, Contingencies and Guarantees

Contractual Obligations and Commitments

The following table summarizes certain of the Company’s contractual obligations at December 31, 2011 (in thousands):

	Total	Less Than 1 Year	1-3 years	3-5 years	More Than 5 Years
Operating leases(1)	$204,076	$32,855	$59,090	$46,864	$65,267
Notes payable and collateralized obligations(2)	353,425	20,273	20,508	312,644	—
Interest on notes payable(2)	78,984	22,200	41,791	14,993	—
Short-term borrowings	13,600	13,600	—	—	—
Interest on short-term borrowings	132	132	—	—	—

Total contractual obligations	$650,217	$89,060	$121,389	$374,501	$65,267

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $17.3 million over the life of the agreement. These sub-lease payments are included in the table above.
(2)	Notes payable and collateralized obligations reflects the issuance of $150.0 million of the 8.75% Convertible Notes, $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of December 31, 2011 was approximately $139.0 million), and $43.4 million of secured loan arrangements (the $43.4 million represents the principal amount of the debt; the carrying value of the secured loan arrangements as of December 31, 2011 was approximately $42.9 million). See Note 15—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.

The Company is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2021. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of December 31, 2011 minimum lease payments under these arrangements are as follows (in thousands):

Net Lease Commitment
2012	$32,855
2013	31,005
2014	28,085
2015	26,066
2016	20,798
2017 and thereafter	65,267

Total	$204,076

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

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $31.8 million, $25.6 million and $24.6 million, respectively. Rent expense is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

In the event the Company anticipates incurring costs under any of its leases that exceed anticipated sublease revenues, it recognizes a loss and records a liability for the present value of the excess lease obligations over the estimated sublease rental income. The liability for future lease payments, net of anticipated sublease rental income, was approximately $5.0 million and $0.7 million, as of December 31, 2011 and December 31, 2010, respectively, and is included as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. The lease liability takes into consideration various assumptions, including prevailing rental rates.

Contingent Payments Related to Acquisitions

On October 14, 2011, the Company completed the acquisition of Newmark. The acquisition price included approximately 4.83 million shares of the Company’s Class A common stock with an approximate fair value of $26.8 million that may be issued over a five-year period contingent on certain revenue targets being met. As of December 31, 2011, the Company has not issued any shares of its Class A common stock related to these contingent payments.

In August 2010, the Company completed the acquisition of various assets and businesses of Mint Partners. The acquisition price included shares with an approximate fair value of $3.2 million on the acquisition date and REUs with an approximate fair value of $3.6 million on the acquisition date that may be issued over a five-year period contingent on certain revenue targets being met. The first contingent payment was made in 2011. As of December 31, 2011, the Company has issued 45,959 shares of its Class A common stock related to these contingent payments.

In June 2009, the Company acquired all of the outstanding shares of Liquidez. The purchase price for Liquidez included contingent payments with an approximate fair value of $8.2 million on the acquisition date subject to achievement of certain profit targets through 2013. The first contingent payment was made in 2010. As of December 31, 2011, the Company has paid $4.3 million related to these contingent payments and had a remaining liability of $4.2 million.

Contingencies

In the ordinary course of business, various legal actions are brought and are pending against the Company and its affiliates in the U.S. and internationally. In some of these actions, substantial amounts are claimed. The Company is also involved, from time to time, in reviews, examinations, inspections, investigations and enforcement actions by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s businesses. These matters may result in judgments, settlements, costs, fines, penalties, sanctions or other relief. The following generally does not include matters that the Company has pending against other parties which, if successful, would result in awards in favor of the Company or its subsidiaries.

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

Other Matters

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that the Company infringed two of TT’s patents. TT later added eSpeed International Ltd., ECCO LLC and ECCO Ware LLC as defendants. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the then current versions of certain products. As a result, the remaining products at issue in the case were the versions of the eSpeed and ECCO products that have not been on the market in the U.S. since around the end of 2004. After a trial, a jury rendered a verdict that eSpeed and ECCO willfully infringed. The jury awarded TT damages in the amount of $3.5 million against ECCO and eSpeed. Thereafter, the Court granted eSpeed’s motion for directed verdict that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for a new trial. eSpeed’s remittitur motion was conditionally granted in part. TT indicated by letter that it accepted the remittitur, which would reduce the total principal amount of the verdict to $2,539,468. Although ultimately the Court’s “Final Judgment in a Civil Case” contained no provision for monetary damages, TT’s motion for pre-judgment interest was granted, and interest was set at the prime rate, compounded monthly. On May 23, 2008, the Court granted TT’s motion for a permanent injunction and on June 13, 2008 denied its motion for attorneys’ fees. On July 16, 2008, TT’s costs were assessed by the Court clerk in the amount of $3,321,776 against eSpeed. eSpeed filed a motion to strike many of these costs, which a Magistrate Judge said on October 29, 2010 should be assessed at $381,831. The Company has asked the District Court to reduce that amount. Both parties appealed to the United States Court of Appeals for the Federal Circuit, which issued an opinion on February 25, 2010, affirming the District Court on all issues presented on appeal. The mandate of the Court of Appeals was issued on April 28, 2010.

On June 9, 2010, TT filed in the District Court a “Motion to Enforce the Money Judgment.” The Company has opposed this motion on the ground that no money judgment was entered prior to the taking of the appeal by TT. A Magistrate Judge concluded there was no money judgment, but on its own initiative recommended the District Court amend the Final Judgment to include damages in the principal amount of $2,539,468. On March 29, 2011, the District Court affirmed. The parties subsequently stipulated to a further amendment to the judgment to apportion this amount in accordance with the remitted jury verdict between eSpeed. The Company reserved its rights with respect to this amended judgment and on May 27, 2011 filed an appeal of the amended judgment, which remains pending. The Company may be required to pay TT damages and/or certain costs. The Company has accrued the amount of the District Court jury’s verdict as remitted plus interest and a portion of the preliminarily assessed costs that the Company believes would cover the amount if any were actually awarded.

On February 3, 2010, TT filed another civil action against the Company in the Northern District of Illinois, alleging direct and indirect infringement of three additional patents, U.S. Patents Nos. 7,533,056, 7,587,357, and 7,613,651, and by later amendment to the complaint No. 7,676,411 by the eSpeedometer product. On June 24, 2010, TT filed a Second Amended Complaint to add certain of the Company’s affiliates. On February 4, 2011, the Court ordered that the case be consolidated with nine other cases filed by TT in February 2010 against other defendants, involving some of the same patents. On May 25, 2011, TT filed a Third Amended Complaint substituting certain of the Company’s affiliates for the previously-named defendants. On June 15, 2011, TT filed a Fourth Amended Complaint adding claims of direct and indirect infringement of six additional U.S. Patents Nos. 7,685,055, 7,693,768, 7,725,382, 7,813,996, 7,904,374, and 7,930,240. On October 3, 2011 the Company

filed an answer and counterclaims. On February 9, 2012, the Court granted a motion for partial summary judgment, holding that Patent No. 7,676,411 is invalid, and a motion for partial summary judgment that Patent No. 7,533,056 is not invalid for lack of written description.

On August 24, 2009, Tullett Liberty Securities LLC (“Tullett Liberty”) filed a claim with FINRA dispute resolution (the “FINRA Arbitration”) in New York, New York against BGC Financial, L.P., an affiliate of BGC Partners (“BGC Financial”), one of BGC Financial’s officers, and certain persons formerly or currently employed by Tullett Liberty subsidiaries. Tullett Liberty thereafter added Tullett Prebon Americas Corp. (“Tullett Americas,” together with Tullett Liberty, the “Tullett Subsidiaries”) as a claimant, and added 35 individual employees, who were formerly employed by the Tullett Subsidiaries, as respondents. In the FINRA Arbitration, the Tullett Subsidiaries allege that BGC Financial harmed their inter-dealer brokerage business by hiring 79 of their employees, and that BGC Financial aided and abetted various alleged wrongs by the employees, engaged in unfair competition, misappropriated trade secrets and confidential information, tortiously interfered with contract and economic relationships, and violated FINRA Rules of Conduct. The Tullett Subsidiaries also alleged certain breaches of contract and duties of loyalty and fiduciary duties against the employees. BGC Financial has generally agreed to indemnify the employees. In the FINRA Arbitration, the Tullett Subsidiaries claim compensatory damages of not less than $779 million and exemplary damages of not less than $500 million. The Tullett Subsidiaries also seek costs and permanent injunctions against the defendants.

The parties stipulated to consolidate the FINRA Arbitration with five other related arbitrations (FINRA Case Nos. 09-04807, 09-04842, 09-06377, 10-00139 and 10-01265)—two arbitrations previously commenced against Tullett Liberty by certain of its former brokers now employed by BGC Financial, as well as three arbitrations commenced against BGC Financial by brokers who were previously employed by BGC Financial before returning to Tullett Liberty. FINRA consolidated them. BGC Financial and the employees filed their Statement of Answer and BGC’s Statement of Counterclaim. Tullett Liberty responded to BGC’s Counterclaim. Tullett filed an action in the Supreme Court, New York County against three of BGC’s executives involved in the recruitment in the New York metropolitan area. Tullett agreed to discontinue the action in New York state court and add these claims to the FINRA Arbitration. Tullett and the Company have also agreed to join Tullett’s claims against BGC Capital Markets, L.P. to the FINRA Arbitration. The hearings in the FINRA Arbitration and the arbitrations consolidated therewith are scheduled to begin in mid-April 2012.

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

In response to a BGC motion, Tullett filed its First Amended Complaint (the “Amended New Jersey Complaint”), which largely repeated the allegations of injury and the claims asserted in the initial complaint. The Amended New Jersey Complaint incorporates the damages sought in the FINRA Arbitration, repeats many of the allegations raised in the FINRA Arbitration and also references hiring of employees of Tullett affiliates by BGC Partners or BGC Partners’ affiliates overseas, for which Tullett and/or the Tullett Subsidiaries have filed suit outside of the United States, including one in the High Court in London and another commenced by a Tullett affiliate against seven brokers at a BGC Partners affiliate in Hong Kong, on which the Company may have certain indemnity obligations. In the London action, the High Court found liability for certain of BGC Partners’ actions, affirmed on appeal, and the case was settled during the damages hearing thereafter. The Hong Kong case has also been settled. BGC Partners moved to dismiss the Amended New Jersey Complaint, or in the alternative, to stay the action pending the resolution of the FINRA Arbitration. In that motion, BGC Partners argued that

Tullett lacked standing to pursue its claims, that the court lacked subject matter jurisdiction and that each of the causes of action in the Amended New Jersey Complaint failed to state a legally sufficient claim. On June 18, 2010, the District Court ordered that the First Amended Complaint be dismissed with prejudice. Tullett appealed. On May 13, 2011, the United States Court of Appeals for the Third Judicial Circuit affirmed the decision of the District Court dismissing the case with prejudice. Subsequently, Tullett, joined by two subsidiaries, has filed a complaint against BGC Partners in New Jersey state court alleging substantially the same claims. The New Jersey state action also raises claims related to employees who decided to terminate their employment with Tullett and join a BGC Partners affiliate subsequent to the federal complaint. BGC has moved to stay the New Jersey state action and has also moved to dismiss certain of the claims asserted therein. On November 9, 2011, the court granted BGC Partners’ motion to dismiss Tullett’s claim for “raiding,” but otherwise denied the motions to dismiss and for a stay. BGC Partners moved for leave to appeal the denial of its motions. On December 21, 2011, the Superior Court, Appellate Division, denied BGC Partners’ motion for leave to appeal. On December 22, 2011, BGC Partners filed its Answer and Affirmative Defenses. This action is proceeding to discovery.

Subsidiaries of Tullett filed additional claims with FINRA on April 4, 2011, seeking unspecified damages and injunctive relief against BGC Financial, and nine additional former employees of the Tullett subsidiaries alleging similar claims (similar to those asserted in the previously filed FINRA Arbitration) related to BGC Financial’s hiring of those nine employees in 2011. These claims have not been consolidated with the other FINRA proceedings. BGC Financial and those employees filed their Statement of Answer and the employees’ Statement of Counterclaims, and the Tullett subsidiaries responded to the employees’ counterclaims.

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

In November 2010, the Company’s affiliates filed three proceedings against Tullett Prebon Information (C.I.) Ltd and certain of its affiliates. In these proceedings, the Company’s affiliates seek to recover hundreds of millions of dollars relating to Tullett’s theft of BGCantor Market Data’s proprietary data. BGCantor Market Data (and two predecessors in interest) seek contractual damages and two of the Company’s brokerage affiliates seek disgorgement of profits due to unfair competition.

In the ordinary course of business, various legal actions are brought and may be pending against the Company. The Company is also involved, from time to time, in other reviews, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s business. Any such actions may result in judgments, settlements, fines, penalties, injunctions or other relief.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of December 31, 2011, the Company was contingently liable for $1.9 million under these letters of credit.

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

Guarantees

The Company provides guarantees to securities clearing houses and exchanges which meet the definition of a guarantee under FASB interpretations. Under these standard securities clearing house and exchange membership agreements, members are required to guarantee, collectively, the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the clearing house or exchange, all other members would be required to meet the shortfall. In the opinion of management, the Company’s liability under these agreements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential of being required to make payments under these arrangements is remote. Accordingly, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for these agreements.

18.	Income Taxes

The Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the UBT in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings” for discussion of partnership interests) rather than the partnership entity.

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
U.S. federal	$1,292	$1,863	$5,281
U.S. state and local	1,319	655	906
Foreign	9,853	10,668	16,403
UBT	1,572	1,289	1,445

	14,036	14,475	24,035
Deferred:
U.S. federal	2,766	992	(603)
U.S. state and local	(645)	252	(94)
Foreign	(294)	(4,411)	313
UBT	136	235	24

	1,963	(2,932)	(360)

Provision for income taxes	$15,999	$11,543	$23,675

The Company had pre-tax income from foreign operations of $41.1 million, $43.9 million and $53.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Pre-tax income from domestic operations was $13.3 million, $13.0 million and $10.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal income tax expense at 35% statutory rate	$19,025	$19,920	$22,571
Noncontrolling interest	(3,488)	(2,205)	(1,364)
Incremental impact of foreign taxes compared to federal tax rate	(2,446)	(9,191)	(2,107)
Permanent differences	1,801	4,217	2,858
State and local taxes	438	235	535
New York City UBT	1,385	1,524	1,469
Deductible merger related legal fees	—	(1,382)	—
Federal/state tax benefit of research and development credit	(423)	(126)	—
Decrease in unrecognized tax benefit	—	(1,393)	—
Other	(293)	(56)	(287)

Provision for income taxes	$15,999	$11,543	$23,675

Significant components of the Company’s deferred tax asset and liability consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010
Deferred tax asset
Fixed assets	$8,048	$7,217
Non-deductible warrant expense	205	206
Basis difference of investments	(452)	731
Non-employee stock options	16,342	479
Other deferred and accrued expenses	2,576	3,645
Foreign deferred and accrued expenses	—	(40)
Net operating loss and credit carry-forwards	32,128	35,984

Total deferred tax asset	58,847	48,222
Valuation allowance	(34,629)	(21,557)

Deferred tax asset, net of valuation allowance	24,218	26,665

Deferred tax liability
Software capitalization	3,408	4,239
Depreciation of fixed assets / Gain on replacements of assets	563	1,780
Other	1,596	31

Total deferred tax liability	5,567	6,050

Net deferred tax asset	$18,651	$20,615

The Company has net operating losses in various jurisdictions that will begin to expire in 2012. The Company’s U.S. federal research and development credit carryforward will begin to expire in 2022. The Company’s net deferred tax asset is included as part of “Other assets” in the Company’s consolidated statements of financial condition.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31,
	2011	2010
Balance, January 1 (excluding interest and penalties of $1.4 million)	$3,521	$4,522
Increases for prior year tax positions	—	—
Decreases for prior year tax positions	—	—
Increases for current year tax positions	675	—
Settlements	(946)	—
Lapse of statute of limitations	—	(1,001)

Balance, December 31 (excluding interest and penalties of $0.4 million)	$3,250	$3,521

The amount of unrecognized tax benefits at December 31, 2011 that, if recognized, would favorably affect the effective tax rate is $3.3 million. Such amount excludes $0.4 million of interest and penalties accrued in the Company’s consolidated statements of financial condition, of which $(0.9) million was recognized in the current year.

The Company anticipates that the total amount of unrecognized benefits (excluding penalties and interest) will remain unchanged over the next twelve months.

Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. No deferred U.S. federal income taxes have been provided for the undistributed foreign corporate earnings since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions and the related interest and penalties as a component of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

19.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December, 31 2011, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the FSA and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of December 31, 2011, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2011, $329.9 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $150.8 million.

20.	Segment and Geographic Information

Segment Information

The Company currently operates its business in one reportable segment, that of providing brokerage services to the financial markets, integrated voice and electronic brokerage and trade execution services in a broad range of products and services, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commercial real estate, property derivatives, commodities, futures and structured products.

Geographic Information

The Company offers products and services in the U.K., U.S., France, Asia (including Australia), Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the years ended December 31, 2011, 2010 and 2009, respectively, and information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net, fixed assets, net, certain other investments, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in the geographic areas as of December 31, 2011 and December 31, 2010, respectively, were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues:
United Kingdom	$608,496	$570,058	$508,314
United States	416,742	372,421	276,674
Asia	232,755	200,431	167,230
France	124,646	120,777	170,186
Other Americas	43,870	37,397	16,639
Other Europe/MEA	38,176	30,028	23,279

Total revenues	$1,464,685	$1,331,112	$1,162,322

	As of December 31,
	2011	2010
Long-lived assets:
United Kingdom	$139,741	$151,132
United States	293,912	169,399
Asia	48,338	44,229
France	10,044	11,706
Other Americas	19,556	21,128
Other Europe/MEA	9,129	3,509

Total long-lived assets	$520,720	$401,103

21.	Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows (in thousands):

	As of December 31,
	2011	2010
Other assets:
Prepaid expenses	$22,540	$20,098
Deferred tax asset	24,218	20,615
Rent and other deposits	12,312	9,166
Other taxes	12,008	10,398
Other	16,577	8,428

Total other assets	$87,655	$68,705

	As of December 31,
	2011	2010
Accounts payable, accrued and other liabilities:
Accrued expenses and other liabilities	$150,771	$149,728
Deferred tax liability	5,567	—
Taxes payable	94,214	111,009

Total accounts payable, accrued and other liabilities	$250,552	$260,737

22.	Subsequent Events

Fourth Quarter 2011 Dividend

On February 23, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share for the fourth quarter of 2011 payable on March 28, 2012 to Class A and Class B common stockholders of record as of March 14, 2012.

Controlled Equity Offering

On February 15, 2012, the Company entered into a further controlled equity offering sales agreement with CF&Co pursuant to which the Company may offer and sell up to an additional 10 million shares. During the period from January 1, 2012 through March 12, 2012, the Company issued, pursuant to its controlled equity offerings, 3,983,200 shares of Class A common stock related to exchanges and redemptions of limited partnership interests as well as for general corporate purposes.

Potential Acquisition of Grubb & Ellis Company

On February 20, 2012, the Company announced that it had agreed to acquire substantially all the assets of Grubb & Ellis Company (“Grubb & Ellis”). Grubb & Ellis is one of the nation’s largest commercial real estate firms, providing transaction services, property management, facilities management and valuation service through more than 100 company-owned and affiliate offices. BGC has committed to provide Grubb & Ellis with “debtor-in-possession” (“DIP”) financing to support Grubb & Ellis’ operations as it seeks to complete the asset sale process under Section 363 of the U.S. Bankruptcy Code.

Cantor Purchase of Units

On March 13, 2012, in connection with the redemption by BGC Holdings of an aggregate of 397,825 non-exchangeable Founding Partner Units from founding partners of BGC Holdings for an aggregate consideration of $1,146,771, Cantor purchased 397,825 Exchangeable Limited Partnership Units from BGC Holdings for an aggregate of $1,146,771. In addition, pursuant to the Sixth Amendment to the BGC Holdings Limited Partnership Agreement, on such date, Cantor purchased 488,744 Exchangeable Limited Partnership Units from BGC Holdings for an aggregate consideration of $1,449,663 in connection with the grant of exchangeability and exchange of

488,744 Founding Partner Units. Such Exchangeable Limited Partnership Units are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of Class A common stock or Class B common stock of the Company. The redemption of the non-exchangeable Founding Partner Units and issuance of an equal number of Exchangeable Limited Partnership Units did not change the fully diluted number of shares outstanding. In each case, the issuances of the units were exempt from registration pursuant to Section 4(2) of the Securities Act.

Repurchases

On March 13, 2012, the Company repurchased an aggregate of 44,013 shares which had been distributed by Cantor as partnership distributions at a price of $7.664 per share, which was the closing price on the date of sale less 2%, for an aggregate price of $337,316. An aggregate of 41,523 of such shares were purchased from Mr. Merkel and certain family trusts.

Derivative action

On March 9, 2012, a purported derivative action was filed in the Supreme Court of the State of New York, County of New York captioned International Painters and Allied Trades Industry Pension Fund, etc. v. Cantor, CFGM., CF&Co., the Company and its directors, Index No. 650736-2012, which suit alleges that the terms of the April 1, 2010 8.75% Convertible Notes issued to Cantor were unfair to the Company, the Company’s Controlled Equity Offerings unfairly benefited Cantor at the Company’s expense and the August 2011 amendment to the change in control agreement of Mr. Lutnick was unfair to the Company. It seeks to recover for the Company unquantified damages, disgorgement of payments received by defendants, a declaration that the 8.75% Convertible Notes are void and attorneys’ fees. The Company believes that each of these allegations is without merit and intends to defend against them vigorously.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, summarized, accumulated and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our 2011 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. We reviewed the results of management’s assessment with our Audit Committee.

Management has excluded BGC Partners’ acquisition of Newmark Knight Frank from its assessment of internal control over financial reporting as of December 31, 2011 as the acquisition was completed during the fourth quarter of 2011 and did not have a material effect on our financial condition, results of operations or cash flows in 2011. Newmark Knight Frank was also excluded from our audit of internal controls over financial reporting for 2011; however, we anticipate that Newmark Knight Frank will be included in management’s assessment of internal control over financial reporting and our audit of internal controls over financial reporting for 2012. Newmark Knight Frank is a leading U.S. commercial real estate brokerage and advisory firm serving corporate and institutional clients. Its 2011 GAAP revenues since the acquisition represented approximately 3.3% or $47.7 million of the Company’s total GAAP revenues for the year ended December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Changes in Internal Control over Financial Reporting

During the year ending December 31, 2011, we completed the acquisition of Newmark Knight Frank, which has expanded our internal control environment. The process of integrating policies, processes, people, technology and operations for the combined companies may result in changes to our internal control over financial reporting in the future. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities. Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the fiscal year ending December 31, 2011 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The information required by this Item 9B is set forth in Note 22—”Subsequent Events,” to the Company’s consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and in Item 1 “Business” and in each case is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information as of March 4, 2012 regarding our directors and executive officers.

Name	Age	Title
Howard W. Lutnick	50	Chairman of the Board, Chief Executive Officer
Shaun D. Lynn	49	President
Stephen M. Merkel	53	Executive Vice President, General Counsel and Secretary
Anthony Graham Sadler	55	Chief Financial Officer
Sean A. Windeatt	38	Chief Operating Officer
Stephen T. Curwood	64	Director(1)(2)
John H. Dalton	70	Director(1)(2)
Barry R. Sloane	57	Director(1)(2)
Albert M. Weis	85	Director(1)(2)

(1)	Non-employee director
(2)	Member of the Audit and Compensation Committees

Each director shall serve until our next annual meeting of stockholders and each executive officer shall serve at the pleasure of our Board of Directors.

Howard W. Lutnick. Mr. Lutnick is the Chairman of our Board of Directors, a position in which he has served from June 1999 to the present. He served as Chief Executive Officer from June 1999 to April 1, 2008. He served as Co-Chief Executive Officer from April 1, 2008 until December 19, 2008, after which time he has again been serving as sole Chief Executive Officer. Mr. Lutnick was our President from September 2001 to May 2004 and became our President again from January 2007 to April 1, 2008. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick’s company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Managers of Haverford College, the Board of Directors of the Fisher Center for Alzheimer’s Research Foundation at Rockefeller University, the Executive Committee of the USS Intrepid Museum Foundation’s Board of Trustees, a member of the Board of Directors of the Solomon Guggenheim Museum Foundation, a member of the Board of Directors of the Horace Mann School, a member of the Board of Directors of the National September 11 Memorial & Museum, and a member of the Board of Directors of the Partnership for New York City. In addition, Mr. Lutnick is on the supervisory board of the Electronic Liquidity Exchange, a fully electronic futures exchange.

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

Stephen M. Merkel. Mr. Merkel has been our Executive Vice President, General Counsel and Secretary since September 2001 and was our Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel served as a director of our Company from September 2001 until October 2004. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to

December 2000. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is on the supervisory board of the Electronic Liquidity Exchange, and is a founding board member of the Wholesale Markets Brokers’ Association, Americas.

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

Stephen T. Curwood. Mr. Curwood has been a director of our company since December 2009. Mr. Curwood has been President of the World Media Foundation, Inc., a non-profit media production company, since 1992 and Senior Managing Director of SENCAP LLC, a New York and New Hampshire-based investment group, since 2005. Mr. Curwood has been a principal of Mamawood Pty Ltd., a media holding company based in Johannesburg, with investments in South Africa, since 2005. Mr. Curwood has also been a member of the Board of Managers of Haverford College since 2001, serving on the Investment Committee since 2003 and as chair of the Committee on Social Investment Responsibility since 2008. From 1996 to 2003, Mr. Curwood was a lecturer in Environmental Science and Public Policy at Harvard University. Mr. Curwood was a trustee of Pax World Funds, a $2.5 billion group of investment funds focused on sustainable and socially responsible investments based in Portsmouth, New Hampshire, from 2007 until 2009.

John H. Dalton. Mr. Dalton has been a director of our company since February 2002. In January 2005, Mr. Dalton became the President of the Housing Policy Council of the Financial Services Roundtable, a trade association composed of large financial services companies. Mr. Dalton was President of IPG Photonics Corp., a company that designs, develops and manufactures a range of advanced amplifiers and lasers for the telecom and industrial markets, from September 2000 to December 2004. Mr. Dalton served as Secretary of the United States Navy from July 1993 to November 1998. He also serves on the Board of Directors of Washington FirstBank, and Fresh Del Monte Produce, Inc., a producer and marketer of fresh produce.

Barry R. Sloane. Mr. Sloane has been a director of our company since September 2006. Mr. Sloane has been President and Chief Executive Officer of Century Bancorp, Inc. and Century Bank since May 2010. Previously he was Co-President and Co-Chief Executive Officer of Century Bancorp, Inc. since April 2006, and Co-President and Co-Chief Executive Officer of Century Bank since April 2005. Mr. Sloane is a Trustee and Treasurer of the Fisher Center for Alzheimer’s Research Foundation at Rockefeller University, a Trustee of Beth Israel Deaconess Medical Center, a Trustee of the Savings Bank Employees Retirement Association, and a Trustee of Hebrew SeniorLife.

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

Meetings and Committees of our Board of Directors

Our Board of Directors held 19 meetings during the year ended December 31, 2011. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time.

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

The Audit Committee selects our independent registered public accounting firm (“our Auditors”), consults with our Auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our Auditors. The Audit Committee held 19 meetings during the year ended December 31, 2011.

During 2011, our Audit Committee engaged Ernst & Young, LLP (“Ernst & Young”) to be our Auditors for the year ending December 31, 2011. Ernst & Young was also approved to perform reviews, pursuant to Statement on Auditing Standards No. 100, of each of our quarterly financial reports for the year ending December 31, 2011, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve all audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Ernst & Young, subject to the minimum exception for permitted non-audit services that are approved by the Audit Committee prior to completion of the audit.

Our Board of Directors also has a Compensation Committee. The members of the Compensation Committee are currently Messrs. Curwood, Dalton, Sloane and Weis, all of whom are non-employee directors. The Compensation Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the BGC Holdings, L.P. Participation Plan (the “Participation Plan”), our Third Amended and Restated BGC Partners, Inc. Long Term Incentive Plan (the “Equity Plan”) and our First Amended and Restated BGC Partners, Inc. Incentive Bonus Compensation Plan (the “Incentive Plan”). BGC Partners does not have a Compensation Committee charter. The Compensation Committee held 14 meetings during the year ended December 31, 2011.

During 2011, no director attended fewer than 75% of the total number of meetings of the Board of Directors and the committees of which he was a member.

Nominating Process

Our Board of Directors does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. As a result, all directors participate in the consideration of director nominees recommended for selection by a majority of the independent directors as defined by the published listing requirements of NASDAQ. The Board believes that such participation of all directors is appropriate given the size of the Board and the level of participation of our independent directors in the nomination process. The Board will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors and, absent special circumstances, the Board will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a recommendation for a director candidate should follow the instructions set forth under the section below entitled “Communications with Our Board of Directors.”

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

With respect to qualifications of the members of the Board of Directors, the Board generally values the broad business experience and independent business judgment in the financial services or in other fields of each member. Specifically, with respect to Mr. Weis, the Board relies on his experiences as former chairman of commodities exchanges and his status as an “audit committee expert.” Mr. Sloane is qualified for the Board based on his experience as an executive of a publicly-traded bank. Mr. Dalton is qualified as a result of his long-time government and business experience. Mr. Curwood is qualified based on his experience in the global business world and his media experience. Mr. Lutnick serves on the Board of Managers of Haverford College with Mr. Curwood.

The Board of Directors has determined that in light of Mr. Lutnick’s control of the vote of our company through his ownership interest in Cantor, having a separate Chairman and CEO is not efficient or appropriate for our company. Additionally, the Board does not have a lead independent director.

We believe that BGC Partners and its stockholders are best served by having Mr. Lutnick, our Chief Executive Officer, serve as Chairman of the Board of Directors. Mr. Lutnick’s combined role as Chairman and Chief Executive Officer promotes unified leadership and direction for the Board and executive management and it allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans. Our strong and independent Board effectively oversees our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. The Board is composed of independent, active and effective directors. Four of our five directors meet the independence requirements of the NASDAQ, the SEC and the Board’s standards for determining director independence. Mr. Lutnick is the only member of executive management who is also a director. Requiring that the Chairman of the Board be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained at BGC Partners through the composition of our Board, the strong leadership of our independent directors and Board committees, and our highly effective corporate governance structures and processes.

Executive Sessions

In order to comply with NASDAQ rules, the Board of Directors has resolved that it will continue to schedule at least two meetings a year in which the independent directors will meet without the directors who are executive officers of the Company.

Annual Meetings

The Board of Directors has not adopted any specific policy with respect to the attendance of directors at Annual Meetings of stockholders of the Company. At the 2011 Annual Meeting of stockholders, held on December 14, 2011, all of the Company’s directors were in attendance.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us with respect to 2011, to the best of our knowledge, all reports were filed on a timely basis, except that Mr. Lynn filed a late Form 4 with respect to two transactions involving the grant to him of exchange rights relating to PSUs and the sale back to the Company of exchangeable founding partner units.

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

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

Our executive compensation program, which is under the direction and control of our Compensation Committee, is designed to integrate compensation with the achievement of our short- and long-term business objectives and to assist us in attracting, motivating and retaining the highest quality executive officers and rewarding them for superior performance. Different components of our executive compensation program are geared to short- and longer-term performance with the goal of increasing stockholder value over the long term.

We believe that the compensation of our executive officers should reflect their success in attaining key corporate operating objectives, such as growth or maintenance of market position, success in attracting and retaining qualified brokers, increasing or maintaining revenues and/or profitability, developing new products and marketplaces, completing and integrating acquisitions, meeting established goals for operating earnings and earnings per share and maintaining and developing customer relationships and long-term competitive advantage. We also believe that executive compensation should reflect achievement of individual managerial objectives established for specific executive officers at the beginning of the fiscal year as well as reflect specific achievements by such individuals over the course of the year, such as development of specific products or customer relationships or executing or integrating specific acquisitions and strategic arrangements. We believe that the performance of our executives in managing our Company, considered in light of general economic and specific Company, industry and competitive conditions, should be the basis for determining their overall compensation.

We also believe that the compensation of our executive officers should not generally be based on the short-term performance of our Class A common stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long term, reflect our operating performance and, ultimately, the management of our Company by our executives. We believe that the long-term performance of our stock is reflected in executive compensation through our stock options, restricted stock units, which we refer to as “RSUs,” exchange rights, limited partnership units and other equity and partnership awards.

The Compensation Committee is aware that certain of our executive officers, including Mr. Lutnick, also receive compensation from our affiliates, including Cantor, but it generally does not specifically review the nature or amount of such compensation.

Our Board of Directors and our Compensation Committee determined that Messrs. Lutnick, Lynn, Merkel, Windeatt and Sadler were our executive officers for 2011.

Overview of Compensation and Processes

Executive compensation is composed of the following principal components: (i) a base salary, which is designed to attract talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive bonus award under our First Amended and Restated Incentive Bonus Compensation Plan, which we refer to as our “Incentive Plan,” that is intended to tie financial reward to the achievement of our short- or longer-term performance objectives; and (iii) an incentive program under our Third Amended and Restated Long Term Incentive Plan, which we refer to as our “Equity Plan,” and the BGC Holdings, L.P. Participation Plan, which we refer to as the “Participation Plan,” including stock options, RSUs, exchange rights, cash settlement awards, limited partnership units and other equity and partnership awards, which is designed to promote the achievement of short- and long-term, performance goals and to align the long-term interests of our executive officers with those of our stockholders. Each of these components of our executive compensation program is discussed below.

From time to time, we may restructure the existing partnership and compensation arrangements of our executive officers, as we did in March 2010 in the case of Messrs. Lynn and Windeatt, in December 2010 in the case of Messrs. Merkel and Sadler, and in December 2011 in the case of Messrs. Lynn and Windeatt. These restructurings may include the redemption of outstanding limited partnership units for cash and/or other units, as well as the acceleration or grant of exchange rights for certain outstanding units. We may also adopt various policies related to or in addition to such restructurings, including with respect to the grant of exchange rights in connection with a given executive officer’s non-exchangeable partnership units, as we did in December 2010 in the case of Mr. Lutnick. Our restructurings and policies to date have been intended to ensure that our executive compensation program in the future relies more heavily on PSUs, PSIs and similar units, and to enable our executive officers to monetize or otherwise acquire liquidity with respect to some or all of their outstanding non-exchangeable partnership units.

From time to time, we have also used employment agreements, including some with specified target or guaranteed bonus components, and discretionary bonuses to attract and retain talented executives, and we currently have employment agreements with our President, Mr. Lynn, our Chief Operating Officer, Mr. Windeatt, and our Chief Financial Officer, Mr. Sadler. We have also entered into separate change in control agreements with Mr. Lutnick, our Chairman of the Board and Chief Executive Officer, and Mr. Merkel, our Executive Vice President, General Counsel and Secretary. Executive officers also receive health and dental insurance, life insurance, and short-term disability coverage consistent with that offered to our other employees in the office in which such executive officer is primarily located.

Our Compensation Committee approves, and recommends to our Board of Directors that it approve, the salaries, bonuses and other compensation of our executive officers. In addition, the Committee approves grants to executive officers and otherwise administers our Incentive Plan and Equity Plan and the Participation Plan.

From time to time, our Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. In 2011, James F. Reda & Associates, LLC advised the Committee. The Committee retained the consultant to provide surveys and other information with respect to pay practices and compensation levels at our peer group and other companies, and the Committee discussed with the consultant the base salary amounts, bonuses and equity and partnership awards for our executive officers for 2011. While the Committee does take into consideration such peer data, the Committee does not attempt to benchmark our executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis.

We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentives for our executive officers to focus on long-term strategic goals as well as short-term performance. In determining the nature and amount of each element of our executive compensation program, our Compensation Committee considers a number of factors to determine the salary, bonus and other compensation to pay each executive officer, including performance in light of individual and corporate objectives. Individual objectives include performance of general management responsibilities; maintenance and development of customer relationships and satisfaction; managing acquisitions and strategic relationships; application of individual skills in support of short- and long-term achievement of our objectives; and overall management leadership. In addition, corporate operating objectives are considered in determining compensation policies, including achievement of revenue and profitability goals; improvement in market position or other financial results or metrics reported by us; impact of regulatory reviews or remediation; strategic business criteria, including goals relating to acquisitions; stock price; and other matters, including the executive officer’s role in the assessment and management of risk.

Our policy for allocating between currently paid short- and long-term compensation is to ensure adequate base compensation to attract and retain talented executive officers, while providing incentives to maximize long-term value for our Company and our stockholders. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and reward superior performance on an annual basis and in the form of bonuses and awards for achievement of specific short-term goals or in the discretion of the Compensation Committee. We provide equity and partnership awards to reward superior performance against specific objectives and long-term strategic goals and to assist in retaining executive officers and aligning their interests with those of our Company and our stockholders.

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

At the year-end Compensation Committee meetings, our Chairman and Chief Executive Officer, Mr. Lutnick, makes compensation recommendations to the Committee with respect to the other executive officers. Such executive officers are not present at the time of these deliberations. Mr. Lutnick also makes recommendations with respect to his own compensation as Chief Executive Officer. The Committee deliberates on compensation decisions with respect to all executive officers other than Mr. Lutnick in the presence of Mr. Lutnick, and separately in executive sessions with James F. Reda & Associates, LLC, the compensation consultant engaged by the Committee, as to all executive officers, including Mr. Lutnick. The Committee may accept or adjust Mr. Lutnick’s recommendations and makes the sole determination of the compensation of all of our executive officers.

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

We provide long-term incentives to our executive officers through the grant of RSUs, exchange rights, and other equity grants under our Equity Plan and limited partnership units and other partnership awards under the Participation Plan. In addition, executive officers may receive a portion of their Incentive Plan bonuses in equity or partnership awards, with the number of awards determined by reference to the market price of a share of our Class A common stock on the date that the award is granted, rather than cash. Historically, grants under our Equity Plan and the Participation Plan that have had vesting provisions have had time-based, rather than performance-based, vesting schedules, although both plans are flexible enough to provide for performance-based awards. Beginning in the second quarter of 2011, our Compensation Committee established quarterly incentive performance goals for executive officers with respect to special award opportunities for the grant of exchange rights or cash settlement awards under the Equity Plan relating to their outstanding non-exchangeable partnership units awarded under the Participation Plan, subject to the Committee’s negative discretion.

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

In attempting to strike this balance, our Compensation Committee seeks to provide our executive officers with an appropriately diversified mix of fixed and variable cash and non-cash compensation opportunities, time-based and performance-based awards, and short- and long-term incentives. In particular, our performance-based bonuses under our Incentive Plan have focused on a mix of Company-wide and product-specific operating and financial metrics, in some cases based upon our absolute performance and in other cases based upon our performance relative to our peer group. In addition, our Incentive Plan award opportunities provide for the exercise of considerable negative discretion by the Committee to reduce, but not increase, amounts granted to our executive officers under the Plan, and to take individual as well as corporate performance into account in exercising that discretion. Further, the Committee retains the discretion to pay out any amounts finally awarded under the Plan in equity or partnership awards, including RSUs and limited partnership units, rather than cash, and to include restrictions on vesting and resale in any such equity or partnership awards. Finally, beginning in the second quarter of 2011, the Committee has applied these same principles with respect to quarterly performance-based award opportunities for the grant of exchange rights or cash settlement awards under the Equity Plan relating to outstanding non-exchangeable partnership units.

In recent years, our Compensation Committee has eliminated the grant of options and RSUs and emphasized instead partnership unit awards under the Participation Plan, such as REUs and, most recently, PSUs, for our executive officers. In the Committee’s current view, PSUs provide the most appropriate long-term incentives to our executives, especially when coupled with performance-based grants of exchange rights and cash settlement awards.

Our Compensation Committee had traditionally made considerable use of REUs granted under the Participation Plan as a tax-efficient, strongly retentive, and risk-appropriate means to align the interests of our executive officers with those of our long-term stockholders. REUs are non-transferable partnership interests in BGC Holdings, entitling the holder to quarterly distributions from BGC Holdings, with a post-termination payment amount equal to the market value of one share of our Class A common stock on the date of grant. The post-termination payment amount of REUs has typically been subject to a three- or four-year vesting schedule, and the holder is not entitled to the post-termination payment amount with respect to vested REUs until after he or she terminates as an employee. Even then, the post-termination amount is typically paid out over a four-year period, during which the payments are subject to forfeiture for the violation of non-competition, non-solicitation, confidentiality and other partnership covenants set forth in the BGC Holdings partnership agreement and in the award itself. The Committee, with the consent of Cantor, also has the discretion to cause the REUs to become exchangeable, on a one-to-one basis (subject to adjustment), through the grant of exchange rights for shares of our Class A common stock, which may be subject to further restriction on resale.

In 2010, we introduced PSUs, which are similar to REUs, including with respect to potential grants of exchange rights, except that they do not have a post-termination payment amount. Since PSUs do not have a post-termination payment amount, they generally do not have a vesting schedule, but the related grant of exchange rights and cash settlement awards may be subject to the attainment of performance goals.

Our executive officers have much of their personal net worth in our shares, stock options, RSUs, and non-exchangeable and exchangeable limited partnership units. Mr. Lynn holds 727,897 exchangeable founding partner units in BGC Holdings. All of our executive officers hold limited partnership units in BGC Holdings, and Messrs. Lutnick and Merkel hold additional partnership interests in our parent Cantor, which, through ownership of both shares of our Class A and Class B common stock and exchangeable partnership interests in BGC Holdings, owns a 33.9% economic interest as of March 1, 2012 in our Company’s operations. While we do not have a general compensation recovery or “clawback” policy, and do not require our executive officers to meet general share ownership or hold-through-retirement requirements, our Compensation Committee believes that our mix of compensation elements, the design features of our Equity Plan and Incentive Plan and the Participation Plan, and our substantial use of REUs and PSUs described above, help to ensure that our executive officers focus on the long-term best interests of our Company and our stockholders, with appropriate incentives to avoid taking excessive risks in pursuit of unsustainable short-term results.

In determining the allocation between short- and long-term compensation for a given executive officer, our Compensation Committee may also take into consideration tax and other rules in the jurisdiction where such executive officer resides. This is of particular importance with respect to our executive officers who reside overseas, and both our Equity Plan and the Participation Plan are flexible enough to provide for the creation of sub-plans to address specific country situations.

We generally intend that compensation paid to our Chief Executive Officer and our other named executive officers not be subject to the limitation on tax deductibility under Section 162(m) of the U.S. Internal Revenue Code of 1986, which we refer to as the “Code,” so long as this can be achieved in a manner consistent with our Compensation Committee’s other objectives. Subject to certain exceptions, Section 162(m) eliminates a corporation’s tax deduction in a given year for payments to certain executive officers in excess of $1 million, unless the payments are qualified “performance-based” compensation as defined in Section 162(m). We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain performance-based exemptions in Section 162(m). However, the Committee retains negative discretion to reduce or withhold performance-based compensation to our executive officers and also reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate, after taking into consideration changing business conditions or the executive officer’s individual performance.

Our management and our Compensation Committee recognize that we are subject to certain Financial Accounting Standards Board, which we refer to as the “FASB,” guidance on share-based awards and other accounting charges with respect to the compensation of our executive officers and other employees. However, our management and the Committee do not believe that these accounting charges should necessarily determine the appropriate types and levels of compensation to be made available. Where material to the Committee’s decisions, these accounting charges will be described in our compensation discussion and analysis, compensation tables and related narratives.

Our Compensation Committee may grant equity and partnership awards to our executive officers in a variety of ways under our Equity Plan and the Participation Plan, including exchange rights, cash settlement awards and other equity grants under our Equity Plan and equity and non-equity grants in the form of non-exchangeable limited partnership unit awards under the Participation Plan. Grants of such awards may have different accounting treatment and may be reported differently in the compensation tables and related narratives depending upon the type of award granted and how and when it is granted.

For U.S. GAAP purposes, a compensation charge is recorded on PSUs and similar limited partnership units if and when an exchange right is granted relating to the units, and the charge is based on the market price of our Class A common stock on the date on which the exchange right is granted. Additionally, when the exchange actually occurs, a U.S. federal income tax deduction is generally allowed equal to the fair market value of a share of our Class A common stock on the date of exchange, which deduction reduces our actual cash tax expense.

At our 2011 annual meeting of stockholders held on December 14, 2011, 94% of our stockholders who voted approved, on an advisory basis, the compensation paid to our executive officers as disclosed in the proxy statement for the annual meeting, which we refer to as our “advisory say-on-pay vote,” and the holding of our advisory say-on-pay vote every three years. In addition, at the annual meeting, our stockholders approved the amendment and restatement of our Equity Plan, including an increase to 150 million in the aggregate number of shares or cash settlement awards that could be granted under the Equity Plan and an increase to 15 million in the annual per person limit for grants and awards under the Equity Plan, and the amendment and restatement of our Incentive Plan, including an increase to $25 million in the annual per person bonus limit for payments of awards under the Incentive Plan, beginning with the bonus award opportunities for 2011. The principal reasons for such plan increases were to increase the flexibility of our Compensation Committee in granting performance-based exchange rights and cash settlement award opportunities to our executive officers under our Equity Plan relating to non-exchangeable PSUs and other limited partnership units awarded to them under the Participation Plan, including units awarded in payment of bonuses under our Incentive Plan.

In making its final 2011 compensation decisions for our executive officers, and in determining our executive compensation policies and practices for 2012, in December 2011 our Compensation Committee considered the matters approved by our stockholders at the 2011 annual meeting, including the favorable advisory say-on-pay vote and the increases in the Equity Plan and the Incentive Plan. As noted above, the Committee intends to continue to use considerable negative discretion with respect to performance-based awards under the Equity Plan as well as the Incentive Plan, including with respect to performance-based exchange rights and cash settlement award opportunities.

Base Salary

We believe that the retention of our existing executive officers who have developed the skills and expertise required to successfully lead our organization is vital to our competitive strength. We further believe that attracting other key employees who can supplement the efforts of our existing executives is absolutely critical.

To this end, it is our policy to generally establish base pay at levels comparable to our peer group and other companies which employ similarly skilled personnel, including Compagnie Financière Tradition, GFI Group Inc., ICAP plc and Tullett Prebon plc. While we determine these levels by reviewing publicly available information with respect to our peer group of companies and others, we have not traditionally engaged in benchmarking.

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

Base Salaries for 2011

Base salary rates for 2011 were established in December 2010 by our Compensation Committee and were continued at $1,000,000 each for Messrs. Lutnick, Lynn and Merkel and at £275,000 ($425,433) as of January 1, 2011 for Mr. Sadler. The base salary rate for 2011 for Mr. Windeatt was increased to £325,000 ($502,785) as of January 1, 2011 in part to reflect the elimination for 2011 of the car allowance, car insurance allowance, and apartment payments which Mr. Windeatt had previously received.

In 2011, Mr. Lutnick and Mr. Merkel spent approximately 50% of their time on Company matters, although these percentages have varied depending upon business developments at the Company. Messrs. Lynn and Windeatt each spent all of their time on Company matters. Mr. Sadler spent most of his time on Company matters.

Base Salaries for 2012

Base salary rates for 2012 were established in December 2011 by our Compensation Committee. In setting those rates, the Committee considered the qualifications, experience and responsibilities of our executive officers. Base salary rates for 2012 were continued at $1,000,000 each for Messrs. Lutnick, Lynn and Merkel. The base salary rates for Messrs. Windeatt and Sadler were increased to £375,000 ($582,750) as of January 1, 2012 and £300,000 ($466,200) as of January 1, 2012, respectively, to reflect their additional responsibilities and growth in headcount.

During 2012, Mr. Lutnick and Mr. Merkel each expect to continue to spend approximately 50% of their time on Company matters, although these percentages will continue to vary depending upon business developments at the Company. Messrs. Lynn and Windeatt each expect to continue to spend all of their time on Company matters. Mr. Sadler expects to continue to spend most of his time on Company matters.

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

With respect to each performance period, our Compensation Committee specifies the applicable performance criteria and targets to be used under the Incentive Plan for that performance period. These performance criteria, which may vary from participant to participant, will be determined by the Committee and may be based upon one or more of the following financial performance measures:

•	pre-tax or after-tax net income;

•	pre-tax or after-tax operating income;

•	gross revenues;

•	profit margin;

•	stock price;

•	cash flow;

•	market share;

•	pre-tax or after-tax earnings per share;

•	pre-tax or after-tax operating earnings per share;

•	expenses;

•	return on equity; or

•

strategic business criteria, consisting of one or more objectives based upon meeting specific revenue, market penetration, or geographic business expansion goals, cost targets and goals relating to acquisitions or divestitures.

The actual Incentive Plan bonus paid to any given participant at the end of a performance period is based upon the extent to which the applicable performance goals for such performance period are achieved, subject to the exercise of negative discretion by the Committee, and may be paid in cash or in equity or partnership awards.

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

Incentive Plan Bonus Goals for 2011

In the first quarter of 2011, our Compensation Committee determined that the executive officers of our Company, including Messrs. Lutnick, Lynn, Merkel, Windeatt and Sadler, would be participating executives for 2011 in our Incentive Plan. The Committee used the same performance criteria for all executive officers and set individual bonus opportunities for 2011 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieved operating profits or distributable earnings for 2011, as calculated on substantially the same basis as the Company’s earnings release for 2010, or (ii) the Company achieved improvement or percentage growth in gross revenue or total transaction volumes for any product for 2011 as compared to 2010 over any of its peer group members or industry measures, as reported in the Company’s 2011 earnings release, in each case calculated on substantially the same basis as in the Company’s earnings release for 2010 and compared to the most recently available peer group information or industry measures (each a “Performance Goal”). The Committee determined that the payment of any such amount may be in the form of cash, shares of our Class A common stock, RSUs, REUs, RPUs, PSUs, PSIs or other equity or partnership awards permitted under our Equity Plan, the Participation Plan, or otherwise. The Committee, in its sole and absolute discretion, retained the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determined, including whether and the extent to which Performance Goals or any other corporate, as well as individual, performance objectives had been achieved.

Bonuses Awarded for 2011

On December 30, 2011, having determined that both pre-set Performance Goals established in the first quarter of 2011 had been met for 2011, our Compensation Committee awarded Mr. Lutnick a bonus under the Incentive Plan of $10,300,000, paid $2,500,000 in cash and $7,800,000 in a partnership award, represented by 1,313,132 non-exchangeable PSUs. The Committee awarded Mr. Lynn a bonus under the Incentive Plan of $6,825,000, paid $1,250,000 in cash and $5,575,000 in a partnership award, represented by 938,553 non-exchangeable PSUs. The Committee awarded Mr. Merkel a bonus under the Incentive Plan of $1,500,000, paid $500,000 in cash and $1,000,000 in a partnership award, represented by 168,351 non-exchangeable PSUs. The Committee awarded Mr. Windeatt a bonus under the Incentive Plan of £725,000 ($1,126,650 on December 30, 2011), paid £100,000 ($155,400 as of December 30, 2011) in cash and £625,000 ($971,250 as of December 30, 2011) in a partnership award, represented by 163,510 non-exchangeable PSUs. The Committee awarded Mr. Sadler a bonus under the Incentive Plan of £475,000 ($738,150 as of December 30, 2011), paid £25,000 ($38,850 as of December 30, 2011) in cash and £450,000 ($699,300 on December 30, 2011), in a partnership award represented by 117,728 non-exchangeable PSUs.

Our Compensation Committee awarded bonuses for 2011 under the Incentive Plan based upon achievement of both pre-set Performance Goals established in the first quarter of 2011. Variations in bonus awards for individual executive officers were based upon the Committee’s exercise of negative discretion. In exercising its discretion, the Committee considered, as to each individual, the executive officer’s responsibilities, general performance, quality of work, management and motivation of employees, regulatory status and other factors relevant to the individual officer, including participation in certain significant initiatives in 2011, and the general status of the economy, the performance of the Company and trends in the marketplace. In particular, for 2011, the Committee considered the pay practices of the Company’s peer group, including a compensation survey and advice prepared by the compensation consultant, changes in pre-tax operating earnings per share from the prior year, individual contributions toward achievement of strategic goals and our overall financial and operating results.

In determining the 2011 Incentive Plan bonus for Mr. Lutnick, our Compensation Committee focused specifically on changes in our pre-tax operating earnings and distributable earnings from 2010 to 2011. In awarding Mr. Lutnick a $10,300,000 bonus under the Incentive Plan for 2011, compared to the $9,750,000 that he received for 2010, a 5.6% increase, the Committee considered our overall improved performance in 2011 as compared to 2010 and certain improvements versus our peer group. In awarding Mr. Lynn a $6,825,000 bonus under the Incentive Plan for 2011, compared to the $6,250,000 that he received for 2010, a 9.2% increase, the Committee considered our improved 2011 operating results and record for the year in broker hires. With respect to Mr. Merkel, in awarding him a 2011 bonus under the Incentive Plan of $1,500,000, which was the same as the $1,500,000 that he received for 2010, the Committee considered our improved 2011 operating results and his role in managing various legal matters and regulatory matters in the U.K. as well as the cost of such matters. In awarding Mr. Windeatt a £725,000 bonus under the Incentive Plan for 2011, compared to the £625,000 that he received for 2010, a 16.0% increase, the Committee considered our improved 2011 operating results as well as his significant role in managing brokers and acquisitions. In awarding Mr. Sadler a £475,000 bonus under the Incentive Plan for 2011 compared to the £325,000 that he received for 2010, a 46.2% increase, the Committee considered our improved 2011 operating results and his strong leadership in building our finance department.

In 2011, the Incentive Plan cash bonuses for individual executive officers as a percentage of the overall total cash compensation paid to such executive officers by the Company was 71% to Mr. Lutnick, 56% to Mr. Lynn, 33% to Mr. Merkel, 23% to Mr. Windeatt, and 8% to Mr. Sadler.

For 2011, our Compensation Committee did not award any discretionary cash bonuses, or equity or partnership unit awards in lieu of cash bonuses, to any of our executive officers. During 2011, the Committee did approve certain partnership and compensation restructurings for Messrs. Lynn and Windeatt and quarterly award opportunities under our Equity Plan for all of our executive officers, as discussed below.

Incentive Plan Bonus Goals for 2012

In the first quarter of 2012, our Compensation Committee determined that the executive officers of our Company, including Messrs. Lutnick, Lynn, Merkel, Windeatt and Sadler, would be participating executives for 2012 in our Incentive Plan. The Committee used the same performance criteria for all executive officers and set a bonus for 2012 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieves operating profits or distributable earnings for 2012, as calculated on substantially the same basis as the Company’s earnings release for 2011, or (ii) the Company achieves improvement or percentage growth in gross revenue or total transaction volumes for any product for 2012 as compared to 2011 over any of its peer group members or industry measures, as reported in the Company’s 2012 earnings release, in each case calculated on substantially the same basis as in the Company’s earnings release for 2011 and compared to the most recently available peer group information or industry measures. The Committee determined that the payment of any such amount may be in the form of cash, shares of our Class A common stock, RSUs, REUs, RPUs, PSUs, PSIs or other equity or partnership awards permitted under our Equity Plan, the Participation Plan, or otherwise. The Committee, in its sole and absolute discretion, retained the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which Performance Goals or any other corporate, as well as individual, performance objectives have been achieved.

Equity Plan and Participation Plan Awards

It is our general policy to award RSUs, exchange rights, cash settlement awards, limited partnership units and other equity, or partnership awards to our executive officers in order to align their interests with those of our long-term investors and to help attract and retain qualified individuals. Our Equity Plan and the Participation Plan are designed to reward and motivate employees and to provide us with optimal flexibility in the way that we do so. Our Equity Plan permits our Compensation Committee to grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents, and other stock-based awards, including to provide exchange rights for shares of our Class A common stock and cash settlement awards relating to limited partnership units and founding partner units. The Participation Plan provides for the grant or sale of BGC Holdings limited partnership units. The total number of BGC Holdings limited partnership units issuable under the Participation Plan will be determined from time to time by our Board of Directors, provided that exchange rights relating to units may only be granted pursuant to other stock-based awards granted under our Equity Plan. Partnership units in BGC Holdings are entitled to participate in quarterly distributions from BGC Holdings. We view these incentives as an effective tool in motivating, rewarding and retaining our executive officers.

We intend that our Equity Plan and the Participation Plan will be the primary vehicles for offering short- and long-term equity, cash settlement and partnership awards to motivate and reward our executive officers, including where our Compensation Committee pays bonuses under the Incentive Plan and discretionary bonuses in the form of equity, cash settlement or partnership awards under the Equity Plan or Participation Plan, as discussed above, or where the Compensation Committee restructures the compensation of our executive officers, as discussed below.

In addition to equity, cash settlement and partnership awards granted in payment of Incentive Plan and discretionary bonus amounts and compensation restructurings, the Compensation Committee may grant equity, cash settlement and partnership awards to our executive officers in a specified number of awards based upon prior performance, the importance of retaining their services and the potential for their performance to help us attain our long-term goals. However, there is no set formula for the granting of such awards to individual executive officers.

We regard our equity, cash settlement and partnership award program as a key retention tool. This is a very important factor in our determination of the type of award to grant and the number of any shares of our Class A common or partnership units covered by the award. We believe that awards for our executive officers will have the long-term effect of maximizing our stock price and stockholder value.

We also believe that it is important that we have available various forms of equity, cash settlement and partnership awards in order to motivate, reward and retain our executive officers, and our Compensation Committee retains the right to grant a combination of forms of such awards under our Equity Plan and the Participation Plan to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of awards. The Committee has also granted authority to Mr. Lutnick, our Chairman and Chief Executive Officer, to grant awards to non-executive officer employees of our Company under the Equity Plan and the Participation Plan and to establish sub-plans for such persons.

In prior years, our Compensation Committee has granted RSUs under the Equity Plan, rather than stock options, and REUs and PSUs under the Participation Plan, to our executive officers. Executive officers and other employees are also expected to be offered the opportunity to purchase limited partnership units. The Committee and Mr. Lutnick will have the discretion to determine the price of any purchase right for partnership units, which may be set at preferential or historical prices that are less than the prevailing market price of our Class A common stock.

No stock options or RSUs were granted to our executive officers in 2011. In addition, during 2011, no REUs were granted.

In March 2011, our Compensation Committee established special quarterly award opportunities under our Equity Plan pursuant to which our executive officers, including in the case of Mr. Lutnick pursuant to the policy discussed below, could be granted exchange rights relating to all of their then-outstanding non-exchangeable partnership units awarded under the Participation Plan, and/or have such units settled through a cash settlement award based on the market value of a share of Class A common stock, upon the attainment of specified performance goals for the quarter similar to those established for annual bonus award opportunities under the Incentive Plan. In each case, such quarterly award opportunities are subject to the Committee’s determination whether the performance goals for the applicable quarter have been met and, if they have, whether the award opportunity should be paid in the form of a grant of exchange rights and/ or settled in cash, or reduced or eliminated through the Committee’s exercise of negative discretion.

Although the quarterly performance goals were met with respect to each of the second and third quarters of 2011, our Compensation Committee determined, in the exercise of its negative discretion, not to grant any exchange rights or cash settlement awards under our Equity Plan to our executive officers pursuant to the quarterly award opportunities for such quarters.

Upon the attainment of the quarterly performance goals for the fourth quarter of 2011, the Committee determined to exercise its negative discretion with respect to all of the then-outstanding non-exchangeable limited partnership units awarded to our executive officers under the Participation Plan held by such officers, except as follows:

•	Mr. Lynn was granted 565,178 immediately exchangeable exchange rights with respect to 565,178 of his non-exchangeable PSUs that Mr. Lynn had been granted in 2010;

•

Mr. Merkel was granted 100,000 exchange rights with respect to 100,000 of his non-exchangeable PSUs that Mr. Merkel had been granted in 2010, and such 100,000 newly exchangeable PSUs were cash settled for an aggregate of $616,596;

•

Mr. Windeatt was granted 50,000 exchange rights with respect to 50,000 of his non-exchangeable PSUs that Mr. Windeatt had been granted in 2010, and such 50,000 newly exchangeable PSUs were cash settled for an aggregate of $308,298; and

•

Mr. Sadler was granted 70,000 exchange rights with respect to 70,000 of his non-exchangeable PSUs that Mr. Sadler had been granted in 2010 and such 70,000 newly exchangeable PSUs were cash settled for an aggregate of $431,617.

In the case of Messrs. Merkel, Windeatt, and Sadler, the amount per unit at which their newly exchangeable PSUs were each settled was based on the weighted-average price at which the Company sold shares of Class A common stock under its CEO offering during the month of January 2012, less 2%, or $6.1660 per unit.

Upon the attainment of the quarterly performance goals for the fourth quarter of 2011, Mr. Lutnick was not granted any exchange rights and/or cash settlement awards under our Equity Plan with respect to his then-outstanding non-exchangeable limited partnership units awarded under the Participation Plan. Mr. Lutnick waived in advance his opportunity to receive such grants and/or awards under the policy discussed below, and on December 30, 2011 the Compensation Committee exercised its negative discretion not to grant Mr. Lutnick any exchange rights or cash settlement awards under our Equity Plan pursuant to the quarterly awarded opportunity for such quarter.

In December 2010, the Audit Committee and the Compensation Committee approved a policy that gives Mr. Lutnick the same right, subject to certain conditions, to accept or waive opportunities that have previously been offered, or that may be offered in the future, to other executive officers to participate in any opportunity to monetize or otherwise provide liquidity with respect to some or all of their non-exchangeable limited partnership units. Under the policy, Mr. Lutnick shall have the right to accept or waive in advance an opportunity to participate in any opportunity that the Company may offer to any other executive officer (i) to have some or all of such officer’s outstanding non-exchangeable units redeemed for other non-exchangeable units, and (ii) to have some or all of such officer’s non-exchangeable units received upon such redemption either redeemed by BGC Holdings for cash equal to the price offered to any other executive officers or, with the concurrence of Cantor, granted exchange rights for shares of our Class A common stock. Under the policy, Mr. Lutnick’s rights are also triggered when another executive officer is granted exchange rights and/or cash settlement awards under the Equity Plan, with respect to then-outstanding non-exchangeable units awarded under the Participation Plan, upon the attainment of quarterly performance goals under the quarterly award opportunities discussed above. In each case, Mr. Lutnick’s right to accept or waive any opportunity offered to him to participate in any such opportunity shall be cumulative and shall be equal to the greatest proportion of outstanding units with respect to which any other executive officer has been or is offered any such opportunity.

In December 2011, the Compensation Committee offered to Mr. Lutnick the opportunity to have up to 777,745 of his outstanding non-exchangeable PSUs and 2,228,424 of his outstanding non-exchangeable REUs either redeemed for cash, or granted exchange rights for shares of our Class A common stock. Mr. Lutnick waived in advance such opportunity. These amounts include the opportunity waived by Mr. Lutnick in December 2010, with respect to 979,275 non-exchangeable REUs. Under the policy, Mr. Lutnick will again have the right to accept or waive the opportunity with respect to such proportion of his non-exchangeable units if and when any additional opportunity is offered to any other executive officer, which additional opportunity Mr. Lutnick shall also have the right to accept or waive at that time, if and to the extent that such additional opportunity would equal or increase Mr. Lutnick’s then-unaccepted cumulative opportunity.

Timing of Awards

Equity and partnership awards to our executive officers that are in payment of Incentive Plan or discretionary bonuses are typically granted annually in conjunction with our Compensation Committee’s review of Company and individual performance of our executive officers, although interim grants may be considered and approved from time to time. The Committee’s annual review generally takes place at year-end meetings, which are generally held in December each year, although the reviews may be held at any time and from time to time throughout the year. From time to time, grants to executive officers may be made on a mid-year or other basis in the event of business developments, changing compensation requirements or other factors, in the discretion of the Committee. As noted above, beginning in the second quarter of 2011, our Compensation Committee established quarterly incentive performance goals for executive officers with respect to special award opportunities for the grant of exchange rights or cash settlement awards under the Equity Plan relating to outstanding non-exchangeable limited partnership units awarded under the Participation Plan.

Our policy in recent years has been to award year-end grants to executive officer recipients by the end of the calendar year, with grants to non-executive employees occurring closer to the end of the first quarter of the following year. Grants, if any, to newly hired employees are effective on the employee’s first day of employment. In addition, from time to time the Company may offer compensation enhancements or modifications to employees that it does not offer to its executive officers.

The exercise price of all stock options is set at the closing price of our Class A common stock on NASDAQ on the date of grant. With respect to limited partnership units and other equity or partnership awards, grants are generally made based on a dollar value, and, where applicable, the number of units is determined by reference to the market price of our Class A common stock on the date of grant.

2011 Partnership Redemptions and Compensation Restructurings

During 2011, we continued a global partnership redemption and compensation program to enhance our employment arrangements by leveraging our unique partnership structure. Under this program, participating partners generally agreed to extend the lengths of their employment agreements, to accept a larger portion of their compensation in partnership units and to other contractual modifications sought by us. Also as part of this program, we redeem limited partnership units for cash and/or other units and grant exchange rights relating to certain non-exchangeable units.

During 2011, we restructured the partnership and compensation arrangements of two of our executive officers. On December 30, 2011, our Compensation Committee approved the action of Cantor, as Majority in Interest Exchangeable Limited Partner under the BGC Holdings, L.P. Amended and Restated Agreement of Limited Partnership, to accelerate the vesting of exchangeability of 503,178 exchangeable founding partner units held by Mr. Lynn, which vesting would otherwise have occurred on April 1, 2012 and April 1, 2013. The Committee also approved the redemption of 938,000 of Mr. Lynn’s exchangeable founding partner units by BGC Holdings for an aggregate cash payment of $5,783,674, based on the weighted-average price received by the Company for a share of Class A common stock under its CEO offering for the month of January 2012, less 2%, or $6.1660 per unit.

In addition, on December 30, 2011, our Compensation Committee approved the action of Cantor to grant exchangeability with respect to 50,761 non-exchangeable founding partner units held by Mr. Windeatt. The Committee also approved the redemption of Mr. Windeatt’s 50,761 exchangeable founding partner units by BGC Holdings for an aggregate cash payment of $312,991, based on the weighted-average price received by the Company for a share of Class A common stock under its CEO offering for the month of January 2012, less 2%, or $6.1660 per unit.

Perquisites

Historically, from time to time, we have provided certain of our executive officers with perquisites and other personal benefits that we believe are reasonable. While we do not view perquisites as a significant element of our executive compensation program, we do believe that they can be useful in attracting, motivating and retaining the executive talent for which we compete. From time to time, these perquisites might include travel, transportation and housing benefits, particularly for executives who live overseas and travel frequently to our other office locations. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for them in appropriate circumstances, and we may consider their use in the future. All present or future practices regarding executive officer perquisites will be subject to periodic review and approval by our Compensation Committee.

The perquisites and other personal benefits, if any, provided to our current executive officers generally have not had an aggregate incremental cost to us per individual that exceeds $10,000. Certain executive officers working in our London headquarters have also received the use of parking spaces allocated to our headquarters lease, and in some cases, we have in the past provided to certain executive officers in London a car allowance, a car insurance allowance and an apartment lease, which in certain circumstances has tax benefits to the employee in the U.K.

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

Retirement Benefits

Our executive officers in the U.S. are generally eligible to participate in our 401(k) contributory defined contribution plan, which we refer to as our “Deferral Plan.” Pursuant to the Deferral Plan, all U.S. eligible employees, including our executive officers, are provided with a means of saving for their retirement. We currently do not match any of our employees’ contributions to our Deferral Plan.

Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation plans to our employees, although we may consider such benefits in the future.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) set forth in this Annual Report on this Form 10-K with management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in this Annual Report on Form 10-K.

Dated: March 12, 2012

THE COMPENSATION COMMITTEE

Barry R. Sloane, Chairman

John H. Dalton

Stephen T. Curwood

Albert M. Weis

Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($) (1)	(e) Stock Awards, REUs and Founding Partner Units ($) (2)	(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($) (3)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($) (6)	(j) Total ($)

Howard W. Lutnick,	2011	1,000,000	—	—	—	10,300,000	—	—	11,300,000
Chairman of the Board and Chief Executive Officer	2010	1,000,000	—	—	—	9,750,000	—	—	10,750,000
	2009	1,000,000	—	—	—	7,500,000	—	—	8,500,000

Shaun D. Lynn,	2011	1,000,000	—	—	—	6,825,000	—	—	7,825,000
President	2010	1,000,000	—	—	—	6,250,000	—	—	7,250,000
	2009	1,000,000	1,250,000	—		3,000,000	—	—	5,250,000

Stephen M. Merkel,	2011	1,000,000	—	—	—	1,500,000	—	—	2,500,000
Executive Vice President, General Counsel and Secretary	2010	1,000,000	—	—	—	1,500,000	—	—	2,500,000
	2009	1,000,000	—	—	—	1,000,000	—	—	2,000,000

Sean A. Windeatt,	2011	520,000	—	—	—	1,126,650	—	—	1,646,650
Chief Operating Officer (4)	2010	423,500	—	—	—	991,125	—	88,000	1,502,625
	2009	310,040	161,802	—	—	750,750	—	84,352	1,306,944

A. Graham Sadler,	2011	440,000	—	—	—	738,150	—	—	1,178,150
Chief Financial Officer (5)	2010	423,500	—	—	—	515,385	—	—	938,885
	2009	232,530	345,345	69,205	—	—	—	—	647,080

(1)	The bonus amounts in column (d) for 2009 reflect a discretionary bonus to Mr. Lynn in March 2010 of $1,250,000, paid $625,000 in cash and $625,000 in the form of 109,649 non-exchangeable PSUs; a discretionary bonus to Mr. Windeatt in January 2009 of $161,802 in the form of 58,624 non-exchangeable REUs, with an aggregate post-termination payment amount of $161,802; and a discretionary bonus to Mr. Sadler in March 2010 of $345,345, paid $210,210 in cash and $135,135 in the form of 23,708 non-exchangeable PSUs.
(2)	The amount in column (e) for 2009 for Mr. Sadler reflects the grant date fair value of 41,690 non-exchangeable REUs, which vest ratably over a three-year period, granted in March 2009, having a post-termination payment amount of $69,205. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. The amounts in column (e) do not include the following December 30, 2011 grants of exchange rights and/or cash settlement awards relating to then-outstanding non-exchangeable PSUs held by certain of our named executive officers because those rights and/or awards related to PSUs granted in partial payment of prior year Incentive Plan bonuses reported at their full notional value: Mr. Lynn, 565,178 immediately exchangeable exchange rights, with the aggregate market value of the shares underlying the exchangeable PSUs equal to $3,357,157 on December 30, 2011; Mr. Merkel, 100,000 exchange rights, and cash settlement of the resulting exchangeable PSUs for an aggregate payment of $616,596; Mr. Windeatt, 50,000 exchange rights, and cash settlement of the resulting exchangeable PSUs for an aggregate payment of $308,298; and Mr. Sadler, 70,000 exchange rights, and cash settlement of the resulting exchangeable PSUs for an aggregate payment of $431,617.
(3)	The amounts in column (g) reflect the bonus awards to the named executive officers under our Incentive Plan. For 2011, Mr. Lutnick’s Incentive Plan bonus was paid $2,500,000 in cash and $7,800,000 in the form of 1,313,132 non-exchangeable PSUs; Mr. Lynn’s Incentive Plan bonus was paid $1,250,000 in cash and $5,575,000 in the form of 938,553 non-exchangeable PSUs; Mr. Merkel’s Incentive Plan bonus was paid $500,000 in cash and $1,000,000 in the form of 168,351 non-exchangeable PSUs; Mr. Windeatt’s Incentive Plan bonus was paid $155,400 (£100,000) in cash and $971,250 (£625,000) in the form of 163,510 non-exchangeable PSUs; Mr. Sadler’s Incentive Plan bonus was paid $38,850 (£25,000) in cash and $699,300 (£450,000) in the form of 117,728 non-exchangeable PSUs. For 2010, Mr. Lutnick’s Incentive Plan bonus was paid $2,000,000 in cash and $7,750,000 in the form of 914,995 non-exchangeable PSUs; Mr. Lynn’s Incentive Plan bonus was paid $1,000,000 in cash and $5,250,000 in the form of 619,835 non-exchangeable PSUs; Mr. Merkel’s Incentive Plan bonus was paid $500,000 in cash and $1,000,000 in the form of 118,064 non-exchangeable PSUs; Mr. Windeatt’s Incentive Plan bonus was paid $158,580 (£100,000) in cash and $832,545 (£525,000) in the form of 98,294 non-exchangeable PSUs; and Mr. Sadler’s Incentive Plan bonus was paid $39,645 (£25,000) in cash and $475,740 (£300,000) in the form of 56,168 non-exchangeable PSUs.
(4)	Mr. Windeatt was appointed our Chief Operating Officer effective January 1, 2009. Mr. Windeatt’s base salary for 2011 was £325,000, and the $520,000 base salary reflected in the table was calculated using an exchange rate of 1.60, the average rate in effect for the period. Mr. Windeatt’s base salary for 2010 was £275,000, and the $423,500 base salary reflected in the table was calculated using an exchange rate of 1.54, the average rate in effect for the period.
(5)	Mr. Sadler was appointed our Chief Financial Officer on April 2, 2009. For 2011, Mr. Sadler’s base salary was £275,000, which equated to $440,000 using an exchange rate of 1.60, the average rate in effect for the period. For 2010, Mr. Sadler’s base salary rate was £275,000, which equated to $423,500 using an exchange rate of 1.54, the average rate in effect for the period.
(6)

The amounts in column (i) do not include a cash payment of $165,165 (£110,000) to Mr. Windeatt in March 2010 in cancellation of the $330,330 (£220,000) to which Mr. Windeatt would otherwise have been entitled in 2010 pursuant to a salary modification arrangement entered into by Mr. Windeatt in 2007. During 2010, Mr. Windeatt was provided a car allowance, car insurance allowance, and an apartment lease in an aggregate amount of approximately $88,000 (£58,667) calculated using an exchange rate of 1.54, the average rate in effect for 2010. During 2009, Mr. Windeatt was provided a car allowance and car insurance allowance having a value of approximately $19,864 and an apartment lease in the amount of approximately $64,488. The amounts paid in 2009 were £12,814 and £41,600, respectively, and the above dollar amounts were calculated using an exchange rate of 1.55, the average rate in effect for 2009.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers in 2011:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Awards ($) (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($) (1)	Threshold (#)	Target (#)	Maximum (#)
Howard W. Lutnick	1/1/11	—	—	25,000,000	—	—	—	—	—	—	—
Shaun D. Lynn	1/1/11	—	—	25,000,000	—	—	—	—	—	—	—
Stephen M. Merkel	1/1/11	—	—	25,000,000	—	—	—	—	—	—	—
Sean A. Windeatt	1/1/11	—	—	25,000,000	—	—	—	—	—	—	—
A. Graham Sadler	1/1/11	—	—	25,000,000	—	—	—	—	—	—	—

(1)	The amounts in column (e) reflect the maximum possible individual payment under our Incentive Plan. During 2011, there were no specific minimum and target levels under the Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan for 2011, and our Compensation Committee retained negative discretion to award less than this amount even if the Performance Goals were met. Actual amounts paid to each named executive officer for 2011 are set forth in column (g) of the summary compensation table.
(2)	The amounts in columns (i) and (l) do not include the following December 30, 2011 grants of exchange rights and/or cash settlement awards relating to then-outstanding non-exchangeable PSUs held by certain of our named executive officers because those rights and/or awards related to PSUs granted in partial payment of prior Incentive Plan bonuses reported at their full notional value: Mr. Lynn, 565,178 immediately exchangeable exchange rights, with the aggregate market value of the shares underlying the exchangeable PSUs equal to $3,357,157 on December 30, 2011; Mr. Merkel, 100,000 exchange rights, and cash settlement of the resulting exchangeable PSUs for an aggregate payment of $616,596; Mr. Windeatt, 50,000 exchange rights, and cash settlement of the resulting exchangeable PSUs for an aggregate payment of $308,298; and Mr. Sadler, 70,000 exchange rights, and cash settlement of the resulting exchangeable PSUs for an aggregate payment of $431,617.

Outstanding Equity Awards at Fiscal Year End

The following table shows all unexercised options, and unvested REUs held by each of the named executive officers as of December 31, 2011:

(a) Name	Option Awards					Grant Awards
	(b) Number of Securities Underlying Unexercised Options (#) Exercisable (1)	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units That Have Not Vested (#) (2) (3)	(h) Market Value of Shares or Units That Have Not Vested ($) (2) (3)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	1,000,000	—	—	14.39	12/9/2012	—	—	—	—
	1,000,000	—	—	21.42	12/9/2013	—	—	—	—
	1,000,000	—	—	13.00	12/20/2014	—	—	—	—
	250,000	—	—	8.42	8/22/2016	—	—	—	—
	800,000	—	—	8.80	12/15/2016	—	—	—	—
	1,000,000	—	—	10.82	12/28/2017	—	—	—	—
	—	—	—			396,825	1,833,332	—	—

Shaun D. Lynn	—	—	—	—	—	—	—	—	—

Stephen M. Merkel	100,000	—	—	14.39	12/9/2012	—	—	—	—
	100,000	—	—	21.42	12/9/2013	—	—	—	—
	100,000	—	—	11.47	12/20/2014	—	—	—	—
	—	—	—	—	—	—	—	—	—

Sean A. Windeatt	—	—	—	—	—	—	—	—	—

A. Graham Sadler	—	—	—	—	—	—	—	—	—

(1)	All options listed above are fully vested.
(2)	The amounts shown for Mr. Lutnick relate to the number and aggregate post-termination payment amount of unvested REUs. None of the REUs have been granted exchange rights.
(3)	Does not include 727,897 exchangeable founding partner units held by Mr. Lynn, each immediately exchangeable for one share of Class A common stock; the aggregate market value of the shares underlying the exchangeable founding partner units was $4,323,708 on December 31, 2011. Also does not include 565,178 exchange rights granted to Mr. Lynn on December 30, 2011 relating to 565,178 non-exchangeable PSUs held by him. Each of the resulting exchangeable PSUs is immediately exchangeable for one share of Class A common stock; the aggregate market value of the shares underlying the exchangeable PSUs was $3,357,157 on December 31, 2011.

Option Exercises and Stock Vested

The following table provides information regarding the options exercised during 2011 by the named executive officers listed below:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
Howard W. Lutnick	1,500,000	5,790,000	—	—
Shaun D. Lynn	42,188	120,998	—	—
Stephen M. Merkel	110,000	315,480	—	—
Sean A. Windeatt	—	—	—	—
A. Graham Sadler	—	—	—	—

(1)	Does not include the vesting of any outstanding non-exchangeable REUs.

Potential Payments upon Change in Control

The following table provides information regarding the estimated amounts payable to the named executive officers listed below, upon either termination or continued employment if a change in control had occurred on December 31, 2011, under their change of control and employment agreements, described below, in effect on December 31, 2011 (including Incentive Plan bonuses paid in 2011 for 2011) and using the closing market price of our Class A common stock as of December 31, 2011:

Name	Base Salary ($)	Bonus ($)	Vesting of Equity Compensation ($) (1)	Welfare Benefit Continuation ($)	Tax Gross-Up Payment ($)	Total ($) (1)
Howard W. Lutnick
Termination of Employment	2,000,000	20,600,000	1,833,332	39,632	11,672,182	36,145,146
Extension of Employment	1,000,000	10,300,000	1,833,332	—	5,269,480	18,402,812
Shaun D. Lynn
Termination of Employment	2,000,000	13,650,000	—	2,652	—	15,652,652
Extension of Employment	1,000,000	6,825,000	—	—	—	7,825,000
Stephen M. Merkel
Termination of Employment	2,000,000	3,000,000	—	39,632	2,340,102	7,379,734
Extension of Employment	1,000,000	1,500,000	—	—	923,576	3,423,576

(1)	All outstanding equity awards subject to vesting schedules were already vested as of December 31, 2011 except for 396,825 REUs held by Mr. Lutnick, with a aggregate post-termination payment amount of $1,833,332. Upon a change in control, Messrs. Lutnick, Lynn, and Merkel have the right to receive grants of immediately exchangeable exchange rights with respect to any non-exchangeable limited partnership units held by them immediately prior to a change in control. At December 31, 2011, Messrs. Lutnick, Lynn and Merkel held the following numbers of non-exchangeable limited partnership units: Mr. Lutnick, 4,677,438 units; Mr. Lynn, 1,996,217 units; and Mr. Merkel, 246,552 units. Based on the closing price of the Class A common stock of $5.94 on December 31, 2011, the value of the shares underlying such grants of exchange rights would have been as follows: Mr. Lutnick, $27,783,982; Mr. Lynn, $11,857,528; and Mr. Merkel, $1,464,519.

Change in Control Agreements

On August 3, 2011, each of Messrs. Lutnick and Merkel entered into an amended and restated Change in Control Agreement with us, which we refer to as the “Change in Control Agreements,” providing that, upon a change in control, all stock options, RSUs, and other awards based on shares of Class A common stock held by them immediately prior to such change in control shall vest in full and become immediately exercisable, and all limited partnership units in BGC Holdings, including all REUs, PSUs, PSIs and any other units, shall, if applicable, vest in full and be granted immediately exchangeable exchange rights for shares of Class A common stock. The amended and restated Change in Control Agreements also clarify the provisions relating to the continuation of medical and life insurance benefits for two years following termination or extension of employment, as applicable.

Under the Change in Control Agreements, if a change in control of the Company occurs (which will occur in the event that Cantor or one of its affiliates ceases to have a controlling interest in us) and Mr. Lutnick or Mr. Merkel elects to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to two times his annual base salary and the annual bonus paid or payable by us for the most recently completed year, including any bonus or portion thereof that has been deferred, and receive medical benefits for two years after the termination of his employment (provided that, if Mr. Lutnick or Mr. Merkel becomes re-employed and is eligible to receive medical benefits under another employer-provided plan, the former medical benefits will be secondary to the latter). If a change in control occurs and Mr. Lutnick or Mr. Merkel does not so elect to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred, and receive medical benefits, provided that in the event that, during the three-year period following the change in control, such executive officer’s employment is terminated by us (other than by reason of his death or disability), he will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred. The Change in Control Agreements further provide for certain tax gross-up payments, provide for no duty of Mr. Merkel or Mr. Lutnick to mitigate amounts due by seeking other employment and provide for payment of legal fees and expenses as a result of any dispute with respect to the Agreements. The Change in Control Agreements further provide for indemnification of Mr. Lutnick and Mr. Merkel in connection with a challenge thereof. In the event of death or disability, or termination in the absence of a change in control, such executive officer will be paid only his accrued salary to the date of death, disability, or termination. The Change in Control Agreements are terminable by the Company upon two years’ advance notice on or after the tenth anniversary of the closing of the merger.

Employment and Separation Agreements

Mr. Lynn entered into an employment agreement with BGC Brokers L.P. on March 31, 2008, which we refer to as the “Lynn Employment Agreement.”

The Lynn Employment Agreement has an initial six-year term and will thereafter be extended automatically for successive periods of one year each on the same terms and conditions unless either BGC Brokers or Mr. Lynn provides notice of non-renewal. Pursuant to the Agreement, Mr. Lynn will receive a base salary of at least $1,000,000 per year, subject to annual review by our Compensation Committee, with a target bonus for each year during the term of the Agreement of 300% of base salary. To the extent that he is eligible to receive a bonus, the first $1,000,000 of such bonus will be paid in cash, with the remainder, if any, to be paid in cash or a contingent non-cash grant, as determined by the Committee. The target bonus for Mr. Lynn will be reviewed annually by the Committee. In the event of in change in control of the Company (which will occur in the event that we are no longer controlled by Cantor or a person or entity controlled by, controlling or under common control with Cantor), the individual or entity that acquires control of us will have the option to either extend the term of Mr. Lynn’s employment for a period of three years from the date the change in control took effect (if the remaining term of his agreement at the time of the change in control is less than three years) or to terminate Mr. Lynn’s employment. If the term of Mr. Lynn’s employment is extended, Mr. Lynn will receive an amount equal to his aggregate compensation for the most recent full fiscal year in addition to any other compensation that Mr. Lynn may be entitled to under the Agreement. If the continuing company opts to terminate Mr. Lynn’s employment, he will receive two times his aggregate compensation under the Agreement for the most recent full fiscal year in full and final settlement of all claims. In each case, he will receive full vesting of all options and RSUs, PSUs, PSI and any other units (unless otherwise provided in the applicable award agreement) and welfare benefit continuation for two years and a pro rata bonus for the year of termination. In addition, in the event that Mr. Lynn remains employed by BGC Brokers on the second anniversary of the change in control (unless he is not employed on such date solely as a result of dismissal by BGC Brokers under circumstances that constitute a fundamental breach of contract by BGC Brokers), Mr. Lynn will receive an additional payment equal to the payment he received at the time of the change in control. Upon death, disability or termination in the absence of a change in control, Mr. Lynn will be paid only accrued salary to the date of death, disability or termination.

On March 26, 2010, Mr. Lynn entered into an amendment to the Lynn Employment Agreement. Pursuant to the amendment, Mr. Lynn acknowledged and agreed (i) that any contingent non-cash award payable to him pursuant to the Lynn Employment Agreement may be in the form of PSUs, and any grant to be awarded to him in 2010 and thereafter may be in the form of PSUs or such other award type as determined by us; and (ii) that the value of a PSU award shall be deemed to be the result of the number of units represented by the PSU award multiplied by the closing price of the Company’s Class A common stock on the date of the grant.

On August 3, 2011, Mr. Lynn entered into a letter agreement with BGC Brokers, amending the Lynn Employment Agreement to provide that, in connection with a change in control of BGC Partners, all stock options, RSUs, and other awards based on shares of Class A common stock shall vest in full and become immediately exercisable, and all limited partnership units in BGC Holdings, including all founding partner units, REUs, PSUs, PSIs and any other units, held by Mr. Lynn shall, if applicable, vest in full and be granted immediately exchangeable exchange rights for shares of Class A common stock (including any such awards or units issued to him in connection with or related to such change in control).

Mr. Windeatt has a standard employment agreement pursuant to which he was initially paid £200,000 ($310,040) per year. His base salary was raised to £275,000 ($444,084) as of January 1, 2010 and £325,000 ($502,785) as of January 1, 2011 and to £375,000 ($582,750 as of January 1, 2012). In 2009, we provided to Mr. Windeatt a car allowance and a car insurance allowance having a value of approximately $19,864 per year and an apartment lease in the amount of approximately $64,488 per year. The apartment lease was an agreement between us and Mr. Windeatt’s landlord in which we pay the lease amount on behalf of Mr. Windeatt for the period of the lease. In 2010, Mr. Windeatt continued to receive a car allowance, a car insurance allowance, and an apartment lease in an aggregate amount of £58,667 ($88,000) but such arrangements were terminated at the end of 2010.

Mr. Sadler entered into a standard U.K. employment agreement with Tower Bridge International Services L.P., the service company controlled by us, effective December 2008. The agreement has no term and, after a probationary period, is terminable by either party on three months’ notice. Pursuant to the agreement, Mr. Sadler initially received a base salary of at least £200,000 ($310,040) per year, and is eligible for discretionary and Incentive Plan bonuses. His base salary was raised to £275,000 ($444,084) as of January 1, 2010 and £300,000 ($466,200, as of January 1, 2012).

Compensation of Directors

Directors who are also our employees do not receive additional compensation for serving as director. Effective in 2012, we increased payments to each non-employee director as follows: the annual cash retainer was increased to $35,000 from $25,000, the annual stipend for the chair of our Compensation Committee was increased to $10,000 from $5,000, and the annual stipend for the chair of our Audit Committee was increased to $20,000 from $10,000. We also pay $2,000 for each meeting of our Board of Directors and $1,000 for each meeting of a committee of our Board actually attended, whether in person or by telephone. Under our policy, none of our non-employee directors is paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our Board or committees of our Board.

In addition to the cash compensation described above, under our current policy, upon the appointment or initial election of a non-employee director, we grant to each non-employee director RSUs equal to the value of shares of our Class A common stock that could be purchased for $70,000 at the closing price of our Class A common stock on the trading date of the appointment or initial election of the non-employee director (rounded down to the next whole share). These RSUs vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such dates.

Effective December 13, 2010, we increased the annual grant to each non-employee director of RSUs equal to the value of shares of our Class A common stock that could be purchased, on the date of his or her re-election, in consideration for services provided, to $50,000 from $35,000. Beginning with RSUs awarded in 2010, these RSUs vest equally on each of the first two anniversaries of the grant date (previously full vesting occurred on the first anniversary), provided that the non-employee director is a member of our Board of Directors at the opening of business on such dates.

The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2011:

(a) Name (1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($) (2)	(d) Option Awards ($) (3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Albert M. Weis	95,000	50,000	—	—	—	—	145,000
Director

John H. Dalton	84,000	50,000	—	—	—	—	134,000
Director

Barry R. Sloane	90,000	50,000	—	—	—	—	140,000
Director

Stephen T. Curwood	85,000	50,000	—	—	—	—	135,000
Director

(1)	Howard Lutnick, our Chairman of the Board and Chief Executive Officer, is not included in this table as he is an employee of our Company and thus received no compensation for his services as director. The compensation received by Mr. Lutnick as an employee of our Company is shown in the summary compensation table.
(2)	Reflects the grant date fair value of RSUs granted on December 14, 2011. More information with respect to the calculation of these amounts is included in the footnotes to our consolidated financial statements included in Item 8 of this Form 10-K. In 2011, each of Messrs. Weis, Dalton, Sloane and Curwood was granted 8,532 RSUs. As of December 31, 2011, each of Messrs. Weis, Dalton, Sloane and Curwood had 11,459 RSUs outstanding.
(3)	No options were granted to non-employee directors in 2011. As of December 31, 2011, each non-employee director had the following number of options outstanding: Mr. Weis, 74,619; Mr. Dalton, 84,619; Mr. Sloane, 0; and Mr. Curwood, 0.

Compensation Committee Interlocks and Insider Participation

During 2011, the Compensation Committee of our Board of Directors consisted of Messrs. Curwood, Dalton, Sloane and Weis. All of the members who served on our Compensation Committee during 2011 were non-employee directors and were not former officers of our Company. No member of the Compensation Committee had any relationship with the Company during 2011 pursuant to which disclosure would be required under applicable SEC rules pertaining to the disclosure of transactions with related persons. During 2011, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Compensation Committee or on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 1, 2012, with respect to the beneficial ownership of our Common Equity by: (i) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of any class of our outstanding capital stock, (ii) each of the named executive officers, (iii) each director and (iv) the executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 499 Park Avenue, New York, NY 10022. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for purposes of this table.

As of March 1, 2012, Cantor is obligated to distribute an aggregate of 17,755,732 shares of our Class A consisting of (i) 15,545,606 shares to certain partners to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) and 2,210,126 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares” and together with the April 2008 distribution rights shares, the “distribution rights shares”) all of which can be distributed within 60 days of March 1, 2012. Certain partners elected to receive their shares and others elected to defer receipt of their shares until a future date. As a result, certain of these distribution rights shares are included both in the number of shares beneficially owned directly by Cantor, and indirectly by CF Group Management, Inc. (“CFGM”) and Mr. Lutnick as a result of their control of Cantor, and in the number of shares beneficially owned directly by CFGM, Mr. Lutnick and the other recipients of distribution rights shares, resulting in substantial duplications in the number of shares set forth in the table below. Once Cantor delivers these 17,755,732 distribution rights shares, these shares will no longer be reflected as beneficially owned directly by Cantor and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor. Instead, beneficial ownership of the shares will only be reported by CFGM and Mr. Lutnick as a result of their direct holdings of the shares, and Mr. Lutnick’s indirect holdings as a result of his control of KBCR Management Partners, LLC (“KBCR”) and LFA LLC (“LFA”), and by the other recipients of the distribution rights shares.

Name	Class B Common Stock				Class A Common Stock
	Shares		%		Shares		%
5% Beneficial Owners(1):

Cantor Fitzgerald, L.P.(2)	82,661,566	(3)	99.9	(4)	109,929,068	(3)(5)	52.9	(6)
CF Group Management, Inc	82,710,311	(3)(7)	100.0	(4)	112,577,497	(3)(8)	53.5	(9)

Executive Officers and Directors(1):

Executive Officers
Howard W. Lutnick	82,710,311	(3)(7)(10)	100.0	(4)	133,685,279	(3)(11)	58.5	(12)
Shaun D. Lynn	—		—		1,298,443	(13)	1.2	(14)
Stephen M. Merkel	—		—		392,588	(15)	*
Sean A. Windeatt	—		—		10,990	(16)	*
A. Graham Sadler	—		—		—		*
Directors
John H. Dalton	—		—		107,554	(17)	*
Albert M. Weis	—		—		281,954	(18)	*
Barry R. Sloane	—		—		—		—
Stephen T. Curwood	—		—		10,919	(19)	*
All executive officers and directors as a group (9 persons)	82,710,311		100.0		135,787,727		58.4	(20)

*	Less than 1%.

(1)	Based upon information supplied by directors and executive officers and filings under Sections 13 and 16(a) of the Securities Exchange Act of 1934, as amended, with respect to 5% beneficial owners.

(2)	Cantor has pledged to us, pursuant to a Pledge Agreement, dated as of July 26, 2007, such number of shares of our Class A common stock and our Class B common stock as equals 125% of the principal amount of the loans outstanding on any given date, as security for loans we agreed to make to Cantor from time to time. In September 2008, we were authorized to increase the amount available under the secured loan and Pledge Agreement with Cantor from up to $100.0 million to all excess cash other than that amount needed for regulatory purposes, and to also accept, as security, pledges of any securities in addition to pledges of Class A common stock and Class B common stock provided for under the original secured loan and Pledge Agreement. As of March 1, 2012, there was no loan amount outstanding, and there were no shares of Class A common stock or Class B common stock pledged under the Pledge Agreement.
(3)	Consists of (i) 34,799,362 shares of our Class B common stock held directly and (ii) 47,862,204 shares of our Class B common stock acquirable upon exchange of 47,862,204 BGC Holdings exchangeable limited partnership interests. These exchangeable limited partnership interests held by Cantor are exchangeable with us at any time for shares of our Class B common stock (or, at Cantor’s option, or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). As of March 1, 2012, there were 49,500,000 authorized but unissued shares of our Class B common stock.
(4)	Percentage based on (i) 34,848,107 shares of our Class B common stock outstanding and (ii) 47,862,204 shares of our Class B common stock acquirable upon exchange of 47,862,204 BGC Holdings exchangeable limited partnership interests held by Cantor.
(5)	Consists of (i) 4,759,407 shares of our Class A common stock, (ii) 34,799,362 shares of our Class A common stock acquirable upon conversion of 34,799,362 shares of our Class B common stock, (iii) 47,862,204 shares of our Class A common stock acquirable upon exchange of 47,862,204 BGC Holdings exchangeable limited partnership interests, or upon conversion of 47,862,204 shares of Class B common stock acquirable upon exchange of 47,862,204 exchangeable limited partnership interests, and (iv) 22,508,095 shares of our Class A common stock acquirable upon conversion/exchange of 8.75% convertible notes. These amounts include an aggregate of 17,755,732 distribution rights shares consisting of (A) 15,545,606 April 2008 distribution rights shares and (B) 2,210,126 February 2012 distribution rights shares, which may generally be issued to such partners upon request, or are scheduled to be distributed within 60 days of March 1, 2012.
(6)	Percentage based on (i) 102,807,053 shares of our Class A common stock outstanding, (ii) 34,799,362 shares of our Class A common stock acquirable upon conversion of 34,799,362 shares of our Class B common stock, (iii) 47,862,204 shares of our Class A common stock acquirable upon exchange of 47,862,204 BGC Holdings exchangeable limited partnership interests (or upon conversion of 47,862,204 shares of Class B common stock acquirable upon exchange of 47,862,204 exchangeable limited partnership interests), and (iv) 22,508,095 shares of our Class A common stock acquirable upon conversion/exchange of the 8.75% convertible notes.
(7)	Consists of (i) 48,745 shares of our Class B common stock held by CFGM, (ii) 34,799,362 shares of our Class B common stock held by Cantor, and (iii) 47,862,204 shares of our Class B common stock acquirable upon exchange by Cantor of 47,862,204 BGC Holdings exchangeable limited partnership interests, or upon conversion of 47,862,204 shares of Class B common stock acquirable upon exchange of 47,862,204 exchangeable limited partnership interests. CFGM is the managing general partner of Cantor.
(8)	Consists of (i) 388,812 shares of our Class A common stock held by CFGM, (ii) 48,745 shares of our Class A common stock acquirable upon conversion of 48,745 shares of our Class B common stock held by CFGM, (iii) 2,050,197 April 2008 distribution rights shares held by CFGM, receipt of which has been deferred, (iv) 160,675 February 2012 distribution rights shares, receipt of which has been deferred, (v) 4,759,407 shares of our Class A common stock held by Cantor, (vi) 34,799,362 shares of our Class A common stock acquirable upon conversion of 34,799,362 shares of our Class B common stock held by Cantor, (vii) 47,862,204 shares of our Class A common stock acquirable upon exchange of 47,862,204 BGC Holdings exchangeable limited partnership interests (or upon conversion of 47,862,204 shares of Class B common stock acquirable upon exchange of 47,862,204 exchangeable limited partnership interests), and (viii) 22,508,095 shares of our Class A common stock acquirable upon conversion/exchange of the 8.75% convertible notes. These amounts include an aggregate of 17,755,732 distribution rights shares consisting of (A) 15,545,606 April 2008 distribution rights shares and (B) 2,210,126 February 2012 distribution rights shares, which may generally be issued to such partners upon request, or are scheduled to be distributed within 60 days of March 1, 2012.
(9)

Percentage based on (i) 102,807,053 shares of our Class A common stock outstanding, (ii) 34,848,107 shares of our Class A common stock acquirable upon conversion of 34,848,107 shares of our Class B common stock, (iii) 47,862,204 shares of our Class A common stock acquirable upon exchange of 47,862,204 BGC Holdings exchangeable limited partnership interests, or upon conversion of 47,862,204 shares of Class B common stock acquirable upon exchange of 47,862,204 exchangeable limited partnership interests, (iv) 22,508,095 shares of our Class A common stock acquirable upon conversion/exchange of the 8.75% convertible notes, (v) 2,050,197 April 2008 distribution rights shares held by

CFGM, receipt of which has been deferred, and (vi) 160,675 February 2012 distribution rights shares held by CFGM, receipt of which has been deferred
(10)	Consists of (i) 48,745 shares of our Class B common stock held by CFGM, (ii) 34,799,362 shares of our Class B common stock held by Cantor, and (iii) 47,862,204 shares of our Class B common stock acquirable upon exchange by Cantor of BGC Holdings exchangeable limited partnership interests. Mr. Lutnick is the President and sole stockholder of CFGM. CFGM is the managing general partner of Cantor.
(11)	Mr. Lutnick’s holdings consist of:
(i)	5,050,000 shares of our Class A common stock subject to options currently outstanding and exercisable;
(ii)	283,860 shares of our Class A common stock held in Mr. Lutnick’s 401(k) account (as of January 31, 2012);
(iii)	2,686,259 shares of our Class A common stock held in various trust, retirement and custodial accounts ((A) 1,767,428 shares held in Mr. Lutnick’s personal asset trust, of which he is the sole trustee, (B) 185,607 shares held by a trust for the benefit of descendants of Mr. Lutnick and his immediate family (the “Trust”), of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees, (C) 110,763 shares held in a Keogh retirement account for Mr. Lutnick, (D) 589,874 shares held by trust accounts for the benefit of Mr. Lutnick and members of his immediate family, (E) 22,288 shares held in other retirement accounts, and (F) 10,299 shares held in custodial accounts for the benefit of certain members of Mr. Lutnick’s family under the Uniform Gifts to Minors Act;
(iv)	388,812 shares of our Class A common stock held by CFGM;
(v)	48,745 shares of our Class A common stock acquirable upon conversion of 48,745 shares of our Class B common stock held by CFGM;
(vi)	4,759,407 shares of our Class A common stock held by Cantor;
(vii)	34,799,362 shares of our Class A common stock acquirable upon conversion of 34,799,362 shares of our Class B common stock held by Cantor;
(viii)	47,862,204 shares of our Class A common stock acquirable upon exchange of 47,862,204 BGC Holdings exchangeable limited partnership interests, or upon conversion of 47,862,204 shares of Class B common stock acquirable upon exchange of 47,862,204 exchangeable limited partnership interests;
(ix)	22,508,095 shares of our Class A common stock acquirable upon conversion/exchange of the 8.75% convertible notes;
(x)	7,742,325 April 2008 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred;
(xi)	1,231,396 February 2012 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred;
(xii)	2,050,197 April 2008 distribution rights shares acquirable by CFGM, receipt of which has been deferred;
(xiii)	160,675 February 2012 distribution rights shares acquirable by CFGM, receipt of which has been deferred;
(xiv)	1,610,182 April 2008 distribution rights shares acquirable by the Trust, receipt of which has been deferred;
(xv)	2,048,000 April 2008 distribution rights shares acquirable by KBCR, by virtue of Mr. Lutnick being the managing member of KBCR, which is a non-managing General Partner of Cantor, receipt of which has been deferred;
(xvi)	287,967 February 2012 distribution rights shares acquirable by KBCR, receipt of which has been deferred;
(xvii)	161,842 April 2008 distribution rights shares acquirable by LFA, receipt of which has been deferred; and
(xviii)	5,951 February 2012 distribution rights shares acquirable by LFA, receipt of which has been deferred.

 Mr. Lutnick is the President and sole stockholder of CFGM and CFGM is the managing general partner of Cantor. These amounts include an aggregate of 17,755,732 distribution rights shares consisting of (A) 15,545,606 April 2008 distribution rights shares and (B) 2,210,126 February 2012 distribution rights shares, which may generally be issued to such partners upon request, or are scheduled to be distributed within 60 days of March 1, 2012.

(12)

Percentage based on (i) 102,807,053 shares of our Class A common stock outstanding, (ii) 34,848,107 shares of our Class A common stock acquirable upon conversion of 34,848,107 shares of our Class B common stock outstanding, (iii) 47,862,204 shares of our Class A common stock acquirable upon exchange of 47,862,204 BGC Holdings exchangeable limited partnership interests, or upon conversion of 47,862,204 shares of Class B common stock acquirable upon exchange of 47,862,204 exchangeable limited partnership interests, (iv) 22,508,095 shares of our Class A common stock acquirable upon conversion/exchange of the 8.75% convertible notes, (v) 5,050,000 shares of our Class A common stock subject to options currently outstanding and exercisable, (vi) 7,742,325 April 2008 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred, (vii) 1,231,396 February 2012 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred; (viii) 2,050,197 April 2008 distribution rights shares acquirable by CFGM, receipt of which has been deferred; (ix) 160,675 February 2012 distribution rights shares acquirable by CFGM, receipt of which has been deferred; (x) 1,610,182 April 2008 distribution rights shares acquirable by the Trust, receipt of which has been deferred; (xi) 2,048,000 April 2008 distribution rights shares acquirable by KBCR, receipt of which has been deferred; (xii) 287,967 February 2012 distribution rights shares acquirable by KBCR, receipt of which has been deferred; (xiii) 161,842 April 2008 distribution rights shares acquirable by LFA, receipt of which has been deferred; and (xiv) 5,951 February 2012 distribution rights shares acquirable by LFA, receipt of which has been deferred.
(13)	Mr. Lynn’s holdings consists of (i) 5,368 shares of our Class A common stock held directly by Mr. Lynn, (ii) 727,897 shares of Class A common stock acquirable upon the exchange of 727,897 BGC Holdings exchangeable founding partner units held directly by Mr. Lynn and (iii) 565,178 shares of our Class A common stock acquirable upon the exchange of 565,178 exchangeable PSUs held directly by Mr. Lynn.
(14)	Percentage based on (i) 102,807,053 shares of our Class A common stock outstanding, (ii) 727,897 shares of Class A common stock acquirable upon the exchange of 727,897 exchangeable founding partner units held directly by Mr. Lynn and (iii) 565,178 shares of our Class A common stock acquirable upon the exchange of 565,178 exchangeable PSUs held directly by Mr. Lynn.
(15)	Mr. Merkel’s holdings consist of (i) 74,669 shares of our Class A common stock held directly, (ii) 300,000 shares of our Class A common stock subject to options currently outstanding and exercisable, (iii) 9,351 shares of our Class A common stock held in Mr. Merkel’s 401(k) account (as of January 31, 2012), (iv) 6,318 shares of our Class A common stock held in trusts for the benefit of members of Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee of each trust and the reporting person has the power to remove and replace such trustee, and (v) 2,250 shares of our Class A common stock beneficially owned by Mr. Merkel’s spouse.
(16)	Mr. Windeatt’s holdings consist of 10,990 shares of our Class A common stock held directly.
(17)	Mr. Dalton’s holdings consist of (i) 52,935 shares of our Class A common stock held directly, and (ii) 54,619 shares of our Class A common stock subject to options currently outstanding and exercisable.
(18)	Mr. Weis’ holdings consist of (i) 205,335 shares of our Class A common stock held directly, (ii) 74,619 shares of our Class A common stock subject to options currently outstanding and exercisable, and (iii) 2,000 shares of our Class A common stock, of which 1,000 shares are beneficially owned by Mr. Weis’ spouse and 1,000 shares are held in trust for Mr. Weis’ children.
(19)	Mr. Curwood’s holdings consist of 10,919 shares of our Class A common stock held directly.
(20)	Percentage based on (i) 102,807,053 shares of our Class A common stock outstanding, (ii) 34,848,107 shares of our Class A common stock acquirable upon conversion of 34,848,107 shares of our Class B common stock outstanding, (iii) 47,862,204 shares of our Class A common stock acquirable upon exchange of 47,862,204 BGC Holdings exchangeable limited partnership interests, or upon conversion of 47,862,204 shares of Class B common stock acquirable upon exchange of 47,862,204 exchangeable limited partnership interests, (iv) 22,508,095 shares of our Class A common stock acquirable upon conversion/exchange of the 8.75% convertible notes, (v) 5,479,238 shares of our Class A common stock subject to options currently outstanding and exercisable, (vi) 727,897 BGC Holdings founding partner interests, which are exchangeable into shares of our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments), (vii) 565,178 shares of our Class A common stock acquirable upon the exchange of 565,178 exchangeable PSUs held directly by Mr. Lynn, and (viii) 17,755,732 distribution rights shares, receipt of which has been deferred.

Equity Compensation Plan Information as of December 31, 2011

	Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity Plan (approved by security holders)	16,938,932	$14.07	101,685,933
Equity compensation plans not approved by security holders	—	—	—

Total	16,938,932	$14.07	101,685,933

PERFORMANCE GRAPH

The performance graph below shows a comparison of the cumulative total stockholder return, on a dividend reinvestment basis, of $100 invested on December 31, 2006 measured on December 31, 2007, December 31, 2008, December 31, 2009, December 31, 2010 and December 31, 2011. Our peer group consists of Tullett Prebon PLC, GFI Group Inc., Compagnie Financière Tradition, and ICAP PLC. The returns of the peer group companies have been weighted according to their stock market capitalization for purposes of arriving at a peer group average.

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

Independence of Directors

Our Board of Directors has determined that each of Messrs. Curwood, Dalton, Sloane and Weis qualifies as an “independent director” in accordance with the published listing requirements of the NASDAQ Stock Market (“NASDAQ”). The NASDAQ independence definition consists of a series of objective tests, one of which is that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by NASDAQ rules, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board were members.

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

The merger agreement provides for certain mutual indemnification obligations and specifies procedures with respect to claims subject to indemnification and related matters.

License

We entered into a license agreement with Cantor on April 1, 2008 with respect to a non-exclusive, perpetual, irrevocable, worldwide, non-transferable and royalty-free license to all software, technology and intellectual property in connection with the operation of Cantor’s business. The license does not constitute an assignment or transfer of any software, technology or intellectual property owned by a third party if both (a) such assignment or transfer would be ineffective or would constitute a default under, or other contravention of, the provisions of a contract without the approval or consent of a third party and (b) such approval or consent is not obtained, provided, however, that the Combined Company agrees to use its commercially reasonable efforts to obtain any such approval or consent.

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

During the same timeframe, we and Cantor also agreed not to employ or engage any officer or employee of the other party without the other party’s written consent. However, either party may employ or engage any person who responds to a general solicitation for employment. Cantor may also hire any of our employees who are not brokers and who devote a substantial portion of their time to Cantor or Cantor-related matters or who manage or supervise any such employee, unless such hiring precludes us from maintaining and developing our intellectual property in a manner consistent with past practice. Cantor provides an updated list of such persons to us promptly as necessary.

Continuing Interests in Cantor

The founding partners and other limited partners of Cantor, including Messrs. Lutnick, Lynn, Merkel and Windeatt, received distribution rights in connection with the separation of the BGC businesses from Cantor prior to the merger (the “separation”). The distribution rights of founding partners, including Messrs. Lynn and Windeatt, entitled the holder to receive a fixed number of shares of the BGC Partners Class A common stock, with one-third of such shares distributable on each of the first, second and third anniversaries of the merger. The distribution rights of the retained partners in Cantor who did not become founding partners, including Messrs. Lutnick and Merkel, generally entitled the holder to receive a distribution of a fixed number of shares of BGC Partners common stock over a two or three year period following the merger, depending on the holding period of units in respect of which the distribution rights were received.

Cantor offered to retained partners the opportunity to elect to defer their receipt of such distribution rights shares and receive a distribution equivalent from Cantor rather than receiving an immediate distribution of such shares. Retained partners who elected to defer their right to receive such shares are entitled to receive their shares upon written notice to Cantor. Such shares will be delivered to such partners on such subsequent dates after receipt of such notice as shall be determined by Cantor in its administrative discretion, and Cantor shall have a right to defer such distributions for up to three months, although Cantor generally makes such distributions on a quarterly basis to such partners.

As of the date of this filing, the aggregate number of remaining distribution rights shares that Cantor is obligated to distribute to retained and founding partners is 15,545,606 shares.

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

During the three-year period following the closing of the separation, Cantor provided us with services that we determine are reasonably necessary in connection with the clearance, settlement and fulfillment of futures transactions by us. We received from Cantor all of the economic benefits and burdens associated with Cantor’s performance of such services. Although this arrangement with Cantor is continuing, we are using our commercially reasonable efforts to reduce and eliminate our need for such services from Cantor.

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

To the extent that any BGC U.S. units and BGC Global units are issued pursuant to the reinvestment and co-investment rights described above, an equal number of BGC U.S. units and BGC Global units will be issued. It is the non-binding intention of us, BGC U.S., BGC Global and BGC Holdings that the aggregate number of BGC U.S. units held by the BGC Holdings group at a given time divided by the aggregate number of BGC Holdings units issued and outstanding at such time is at all times equal to one, which ratio is referred to in this Annual Report on Form 10-K as the “BGC Holdings ratio,” and that the aggregate number of BGC U.S. units held by the BGC Partners group at a given time divided by the aggregate number of shares of our common stock issued and outstanding as of such time is at all times equal to one, which ratio is referred to in this Annual Report on Form 10-K as the “BGC Partners ratio.” In furtherance of such non-binding intention, in the event of any issuance of BGC U.S. limited partnership interests and BGC Global limited partnership interests to us pursuant to voluntary reinvestment, immediately following such an issuance, we will generally declare a pro rata stock dividend to our stockholders, and in the event of any issuance of BGC U.S. limited partnership interests and BGC Global limited partnership interests to BGC Holdings pursuant to its co-investment rights, BGC Holdings will generally issue a pro rata unit distribution to its partners.

License

Cantor has granted to us a non-exclusive, perpetual, irrevocable, worldwide, non-transferable and royalty-free license to all intellectual property used in connection with our business operations. The license does not constitute an assignment or transfer of any intellectual property owned by a third party if both (a) such assignment or transfer would be ineffective or would constitute a default under, or other contravention of, contract provisions without the approval or consent of a third party and (b) such approval or consent is not obtained, provided that Cantor will use its commercially reasonable best efforts to obtain any such approval or consent. The license is not transferable except to a purchaser of all or substantially all of our business or assets or our business, division or subsidiaries pursuant to a bona fide acquisition of our line of business.

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

Amended and Restated BGC Holdings Limited Partnership Agreement

On March 31, 2008, the limited partnership agreement of BGC Holdings was amended and restated and was further amended as of March 1, 2009, August 3, 2009, March 12, 2010, August 6, 2010, December 31, 2010, March 15, 2011 and September 9, 2011.

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

As described below under “—Exchanges,” the employee-owned partnership interests will only be exchangeable for our Class A common stock in accordance with the terms and conditions of the grant of such interests, which terms and conditions will be determined by the BGC Holdings general partner with the written consent of the BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement.

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

Classes of Interests in BGC Holdings

As of March 1, 2012, BGC Holdings had the following outstanding interests:

•	a general partnership interest, which is held indirectly by us;

•	BGC Holdings exchangeable limited partnership interests, which are held by Cantor;

•	BGC Holdings founding partner interests, which are limited partnership interests held by founding partners;

•	BGC Holdings REU and AREU interests, which are limited partnership interests held by REU and AREU partners;

•	a special voting limited partnership interest, which is held by us and which entitles us to remove and appoint the general partner of BGC Holdings;

•	BGC Holdings working partner interests held by working partners;

•	BGC Holdings RPU and ARPU interests, which are types of working partner interest held by RPU and ARPU partners; and

•	BGC Holdings PSI, APSI, PSU and APSU interests, which are types of working partner interests held by PSI, APSI, PSU and APSU partners.

REU, AREU, RPU, ARPU, PSI, APSI, PSU and APSU interests are collectively referred to as “limited partnership units.”

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

On September 9, 2011, the BGC Holdings limited partnership agreement was further amended effective April 1, 2011 principally to create new classes of partnership units in order to provide flexibility to the Company and the partnership in using units in connection with compensation arrangements and acquisitions. This Amendment created five new classes of units in the Partnership, all of which are considered Working Partner Units. Four new units, AREUs, ARPUs, APSUs, and APSIs, are identical in all respects to existing REUs, RPUs, PSUs and PSIs, respectively, for all purposes under the Partnership Agreement, except that (i) until any related distribution conditions specified in the applicable award agreement are met, if ever, only net losses shall be allocable with respect to such units; and (ii) no distributions shall be made until such distribution conditions are met. The other new unit, the PSE, is identical in all respects to existing PSUs for all purposes under the Partnership Agreement, except that (x) PSEs shall require minimum distributions of no less than $0.015 per fiscal quarter; and (y) such distributions may be delayed for up to four quarters in the discretion of the General Partner.

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

Any authorized but unissued BGC Holdings units may be issued:

•	pursuant to the contribution and the separation;

•	to Cantor and members of the Cantor group, in connection with a reinvestment in BGC Holdings;

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

•	as otherwise agreed by us, as general partner, and a BGC Holdings exchangeable limited partner interest majority in interest;

•	pursuant to the Participation Plan (as described in “—BGC Holdings Participation Plan”);

•	to any then-current founding/working partner or limited partnership unit holder pursuant to the BGC Holdings limited partnership agreement;

•	to any BGC Holdings partner in connection with a conversion of an issued unit and interest into a different class or type of unit and interest; and

•

to Cantor in the event of a termination or bankruptcy of a founding/working partner or limited partnership unit holder or the redemption of a founding/working partner interest or limited partnership unit holder pursuant to the BGC Holdings limited partnership agreement.

Exchanges

The BGC Holdings limited partnership interests held by Cantor are exchangeable with us for Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments).

The BGC Holdings limited partnership interests that Cantor transferred to founding partners in connection with the redemption of their current limited partnership interests in Cantor at the time of the separation are not exchangeable with us unless (1) Cantor reacquires such interests from BGC Holdings upon termination or bankruptcy of the founding partners or redemption of their units (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with BGC Partners for Class A common stock or Class B common stock as described above or (2) Cantor determines that such interests can be exchanged by such founding partners with us for Class A common stock, generally on a one-for-one basis (subject to customary anti-dilution adjustments), on terms and conditions to be determined by Cantor, provided that the terms and conditions of such exchange cannot in any way diminish or adversely affect our rights or rights of our subsidiaries (it being understood that an obligation by BGC Partners to deliver shares of Class A common stock upon exchange will not be deemed to diminish or adversely affect the rights of us or our subsidiaries) (which exchange of certain interests Cantor expects to permit from time to time). Once a BGC Holdings founding partner interest becomes exchangeable, such founding partner interest is automatically exchanged for our Class A common stock upon termination or bankruptcy of such partner or upon redemption by BGC Holdings.

In particular, the BGC Holdings founding partner interests that Cantor has provided are exchangeable with us for our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments), in accordance with the terms of the BGC Holdings limited partnership agreement, as follows:

•

20% of the BGC Holdings founding partner interests held by each founding partner became exchangeable upon the closing of the merger, with one-third of the shares receivable by such BGC Holdings founding partner upon a full exchange becoming saleable on each of the first, second and third anniversaries of the closing of the merger (subject to acceleration), subject to applicable law;

•

600,000 of the 2,515,898 BGC Holdings founding partner interests held by Mr. Lynn at the closing of the merger became exchangeable upon the closing of the merger, with the remainder becoming exchangeable on a periodic basis. Mr. Lynn exchanged 500,000 shares in February 2010, which shares were repurchased by the Company in March 2010. In December 2010, the Compensation Committee

accelerated exchangeability of the last three tranches of such units and BGC redeemed 350,000 of such units for $8.3692 per unit. In December 2011, the Compensation Committee accelerated exchangeability of units which would have become exchangeable on the fourth and fifth anniversaries of the merger, such that all remaining founding partner units held by Mr. Lynn (503,180 units) were made exchangeable and redeemed by the Company.

Further, the Company provides exchangeability for partnership units under other circumstances in connection with compensation, acquisitions and investments, including as follows:

•	In connection with the issuance of the BGC Holdings Notes (as hereinafter defined) and the 8.75% Convertible Notes (as hereinafter defined). See “—“8.75% Convertible Senior Notes due 2015.”

•

The granting of exchangeability of certain BGC Holdings units into shares of our Class A common stock in connection with (i) our partnership redemption and compensation program, (ii) other incentive compensation arrangements, and (iii) business combination transactions.

BGC Holdings Exchangeable Limited Partnership Interests

Any working partner interests that are issued will not be exchangeable with us unless we otherwise determine with the written consent of a BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement.

The limited partnership units will only be exchangeable for Class A common stock in accordance with the terms and conditions of the grant of such limited partnership units, which terms and conditions will be determined in our sole discretion, as the general partner of BGC Holdings, with the written consent of the BGC Holdings exchangeable limited partnership interest majority in interest with respect to the grant of any exchange right, in accordance with the terms of the BGC Holdings limited partnership agreement.

The one-for-one exchange ratio between BGC Holdings units and Class B common stock and Class A common stock will not be adjusted to the extent that we have made a dividend, subdivision, combination, distribution or issuance to maintain the BGC Partners ratio pursuant to a reinvestment by BGC Partners or its subsidiaries pursuant to its reinvestment right.

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

We agreed to reserve, out of our authorized but unissued BGC Partners Class B common stock and BGC Partners Class A common stock, a sufficient number of shares of BGC Partners Class B common stock and BGC Partners Class A common stock solely to effect the exchange of all then outstanding BGC Holdings exchangeable limited partnership interests, the BGC Holdings founding/working partner interests, if exchangeable, and BGC Holdings limited partnership units, if exchangeable, into shares of BGC Partners Class B common stock or BGC Partners Class A common stock pursuant to the exchanges (subject, in the case of BGC Partners Class B common stock, to the maximum number of shares authorized but unissued under BGC Partners’ certificate of incorporation as then in effect) and a sufficient number of shares of BGC Partners Class A common stock to effect the exchange of shares of BGC Partners Class B common stock issued or issuable in respect of exchangeable BGC Holdings limited partnership interests. We have agreed that all shares of BGC Partners Class B common stock and BGC Partners Class A common stock issued in an exchange will be duly authorized, validly issued, fully paid and non-assessable and will be free from pre-emptive rights and free of any encumbrances.

Partnership Enhancement Program

During March, 2010 we began a global partnership redemption and compensation restructuring program to enhance our employment arrangements by leveraging our unique partnership structure. Under this program, participating partners generally agree to extend the lengths of their employment agreements, to accept a larger portion of their compensation in partnership units and to other contractual modifications sought by us. Also as part of this program, we redeemed limited partnership interests for cash and/or other units and granted exchangeability to certain units. At the same time, we sold shares of Class A common stock under our controlled equity offering. In connection with the global partnership redemption and compensation program, we granted exchangeability on 14.2 million limited partnership units for the twelve months ended December 31, 2011. In addition, during the twelve months ended December 31, 2011, as part of our redemption and compensation program, we redeemed approximately 8.6 million limited partnership units at an average price of $6.60 per share and approximately 0.2 million founding partner units at an average price of $7.77 per share. In connection with this program, Cantor agreed to grant exchangeability on certain founding partner units.

Partner Loan Agreements

On July 5, 2011, BGC Holdings assigned its obligation under the global partnership redemption and compensation program to redeem 901,673 exchangeable limited partnership units and 294,628 exchangeable founding/working partner units under the global partnership redemption and compensation program to a new non-executive employee of the Company who transferred to the Company from Cantor and wanted to make an investment in BGC Holdings in connection with his new position. The amount that the purchasing employee paid for each unit was approximately $8.36, which was the volume-weighted average sales price per share of the Company’s Class A common stock during May 2011, less 2%, for an aggregate purchase price of $10.0 million. Cantor approved the grant of exchange rights to founding partner units in connection with the program, as well as the sale of the exchangeable founding partner units to the new employee. Certain of the selling partners will be expected to use the proceeds from the sale of their exchangeable units to the new employee to repay any outstanding loans to, or credit enhanced by, Cantor.

The purchase of the exchangeable units by the new employee was funded in part by an $8.0 million bridge loan from Cantor. The bridge loan carried an interest rate of 3.79% per annum and was payable on demand. The Company also made a $440,000 loan to the employee. The Company loan is payable on demand and bears interest at the higher of 3.27% per annum or the three-month LIBOR rate plus 2.25%, as adjusted quarterly.

On December 20, 2011, the Company replaced the bridge loan made by Cantor in part with a $3.4 million third-party loan, pursuant to which the shares of the Class A common stock underlying the employee’s exchangeable units have been pledged to the third-party lender. Cantor has guaranteed this third-party loan. In addition to the third-party loan, the Company has replaced the remaining $4.6 million of the Cantor loan with a demand loan from the Company. The Company demand loan carries an interest rate determined by the higher of 3.27% per annum or the three-month LIBOR rate plus 2.25%, as adjusted quarterly, which in no event shall be less than the third-party loan rate, which is three month LIBOR plus 2.00%. The Audit and Compensation Committees of the Company’s Board of Directors approved the foregoing transactions.

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

The BGC Holdings limited partnership agreement, however, provides that any and all items of income, gain, loss or deduction resulting from certain specified items allocated entirely to the capital accounts of the limited partnership interests in BGC U.S. and BGC Global held by BGC Holdings will be allocated entirely to the capital accounts of BGC Holdings limited partnership interests held by its founding/working partners, its limited partnership unit holders and Cantor as described below under “—Amended and Restated Limited Partnership Agreements of BGC U.S. and BGC Global—Distributions.” In addition, in the discretion of the BGC Holdings general partner, distributions with respect to selected extraordinary transactions, as described below, may be withheld from the founding/working partners and the limited partnership unit holders and distributed over time subject to the satisfaction of conditions set by us, as the general partner of BGC Holdings, such as continued service to us. See “—Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Interests.” These distributions that may be withheld relate to income items from non-recurring events, including, without limitation, items that would be considered “extraordinary items” under U.S. GAAP and recoveries with respect to claims for expenses, costs and damages (excluding any recovery that does not result in monetary payments to BGC Holdings) attributable to extraordinary events affecting BGC Holdings (such events may include, unless otherwise determined by the BGC Holdings general partner, any disposition, directly or indirectly (including deemed sales), of capital stock of any affiliate owned by BGC Holdings, whether or not recurring in nature). The BGC Holdings general partner may also deduct from these withheld amounts all or a portion of any extraordinary expenditures from non-recurring events that it determines are to be treated as extraordinary expenditures, including, without limitation, any distribution or other payment (including a redemption payment) to a BGC Holdings partner, the purchase price or other cost of acquiring any asset, any other non-recurring expenditure of BGC Holdings, items that would be considered “extraordinary items” under U.S. GAAP, and expenses, damages or costs attributable to extraordinary events affecting BGC Holdings (including actual, pending or threatened litigation). Any amounts that are withheld from distribution and forfeited by the founding/working partners and the limited partnership unit holders with respect to such extraordinary transactions will be distributed to Cantor in respect of the BGC Holdings limited partnership interests held by Cantor.

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

Classes of Founding/Working Partner Interests and Limited Partnership Units

Founding/working partners currently hold five classes of BGC Holdings units underlying such partner’s BGC Holdings founding partner interests and BGC Holdings working partner interests, respectively: High Distribution, High Distribution II, High Distribution III, High Distribution IV, and Grant. In addition, there are separate classes of working partner interests called RPUs, PSUs, and PSIs and there are limited partnership units called REUs. In addition, effective April 1, 2011, five new units were created. AREUs, ARPUs, APSUs and APSI are identical in all respects to existing REUs, RPUs, PSU and PSI, respectively, except that (i) until any related distribution conditions specified in the applicable award agreement are met, if ever, only net losses shall be allocable with respect to such units; and (ii) no distributions shall be made until such distribution conditions are met. The other new unit, the PSE, is identical in all respects to existing PSUs, except that (x) PSEs shall require minimum distributions of no less than $0.015 per fiscal quarter; and (y) such distributions may be delayed for up to four quarters in the discretion of the General Partner. The term “limited partnership units” is generally used to refer to REUs, AREUs, RPUs, ARPUs, PSUs, APSUs, PSIs and APSIs.

In general, the rights and obligations of founding/working partners with respect to their BGC Holdings units are similar, but not identical, to the rights and obligations of the founding partners, as limited partners in Cantor with respect to their Cantor units. See “Risk Factors—Risks Related to our Business.” Each class of BGC Holdings units held by founding/working partners generally entitles the holder to receive a pro rata share of the distributions of income received by BGC Holdings. See “—Distributions.” High Distribution II and High Distribution III units differ from High Distribution units, however, in that holders of High Distribution II and High Distribution III units paid at their original issuance, or the original issuance of their predecessor interests in Cantor, only a portion (generally approximately 20% in the case of High Distribution II Units and 14.3% in the case of High Distribution III Units) of the amount that would have been paid by a holder of a High Distribution unit as of that date, with the remaining amount (increased by a stated rate), which we refer to as a “HD II Account Obligation” or “HD III Account Obligation,” as applicable, paid, on a stated schedule (generally four years in the case of High Distribution II units and seven years in the case of High Distribution III units). With respect to High Distribution II Units and High Distribution III Units issued in redemption of similar units in Cantor, the applicable HD II Account Obligation or HD III Account Obligation will be paid to Cantor rather than to BGC Holdings. High Distribution IV units differ from High Distribution units in that holders of High Distribution IV units are entitled to receive an additional payment following redemption, as described in “—Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Units.” Grant Units and Matching Grant Units differ from the other classes of BGC Holdings units in the calculation and the compensatory tax treatment of amounts payable upon redemption of such units.

With respect to the limited partnership units, each grant of REUs or AREUs will have associated with it an “REU post-termination amount” or an “AREU post-termination amount” which represents an amount payable to the REU or AREU holder upon redemption of such units. A partner’s entitlement to the REU or AREU post-termination amount will vest ratably over three years or according to such schedule as determined by BGC Holdings at the time of grant. In lieu of paying all or a portion of the REU or AREU post-termination amount, BGC Holdings may cause the REUs or AREUs held by a redeemed partner to be automatically exchanged for shares of BGC Partners Class A common stock at the applicable exchange ratio.

The value of such shares may be more or less than the applicable post-termination amount. These payments of cash and/or shares are conditioned on the former REU or AREU holder not violating his or her partner obligations or engaging in any competitive activity prior to the date such payments are made, and are subject to reduction if any losses are allocated to such REUs or AREUs. From time to time, the terms of specific grants of REUs or AREUs will vary, which variations may include limitations on the income or distributions and may also provide for exchangeability at an identified time or upon the occurrence of certain conditions. RPUs and APSUs have similar features to existing REU and AREU interests except that (i) they provide for a minimum distribution of $0.005 per quarter and (ii) they provide that if BGC Holdings were to be dissolved, the obligation to provide Post-Termination Payments to terminated partners holding RPUs or ARPUs is cancelled. PSUs, APSUs, PSIs and APSIs are similar to REUs, AREUs, RPUs and ARPUs, respectively, except that they do not have post-termination payments.

Partner Obligations

Each of the founding/working partners and each of the limited partnership unit holders are subject to certain partner obligations, which we refer to as “partner obligations.” The partner obligations constitute an undertaking by each of the founding/working partners and each of the limited partnership unit holders that they have a duty of loyalty to BGC Holdings and that, during the period from the date on which a person first becomes a partner through the applicable specified period following the date on which such partner ceases, for any reason, to be a partner, not to, directly or indirectly (including by or through an affiliate):

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

On November 1, 2010, the Audit and Compensation Committees of the Board of Directors of the Company authorized the Company’s management from time to time to cause it to enter into various compensatory arrangements with partners, including founding partners who hold non-exchangeable founding partner units that

Cantor has not elected to make exchangeable into shares of Class A common stock. These arrangements, which may be entered into prior to or in connection with the termination of such partners, include but are not limited to the grant of shares or other awards under the Long Term Incentive Plan, payments of cash or other property, or partnership awards under the BGC Holdings’ Participation Plan or other partnership adjustments, which arrangements may result in the repayment by such partners of any partnership loans or other amounts payable to or guaranteed by Cantor earlier than might otherwise be the case, and for which the Company may incur compensation charges that it might not otherwise have incurred had such arrangements not been entered into.

On March 13, 2012, in connection with the redemption by BGC Holdings of an aggregate of 397,825 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $1,146,771, Cantor purchased 397,825 exchangeable limited partnership interests from BGC Holdings for an aggregate of $1,146,771. In addition, pursuant to the Sixth Amendment to the BGC Holdings Limited Partnership Agreement, on such date, Cantor purchased 488,744 exchangeable limited partnership interests from BGC Holdings for an aggregate consideration of $1,449,663 in connection with the grant of exchangeability and exchange of 488,744 founding partner units. Such exchangeable limited partnership interests are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of Class A common stock or Class B common stock of the Company. The redemption of the non-exchangeable founding partner units and issuance of an equal number of exchangeable limited partnership interests did not change the fully diluted number of shares outstanding. In each case, the issuances of the units were exempt from registration pursuant to Section 4(2) of the Securities Act.

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

In the event of any material amendment to the BGC Holdings limited partnership agreement that materially adversely affects the interest of a founding/working partner or an limited partnership unit holder, as the case may be, in the partnership or the value of founding/working partner interests or limited partnership units, as the case may be, held by such partner in the amount or timing of distributions or the allocation of profits, losses or credit, then such partner who does not vote in favor of such amendment has a right to elect to become a terminated partner of BGC Holdings, regardless of whether there is an actual termination of the employment of such partner. The BGC Holdings general partner will have a right, in the event of such election by a founding/working partner or a limited partnership unit holder, as the case may be, to revoke and terminate such proposed amendment to the BGC Holdings limited partnership agreement.

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

Classes of Interests in the Opcos

As of the date of this Annual Report on Form 10-K, BGC U.S. and BGC Global each had the following outstanding interests:

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

Tower Bridge

Throughout Europe and Asia, the Company provides Cantor with administrative services, technology services and other support for which it charges Cantor based on the cost of providing such services plus a mark-up, generally 7.5%. In the U.K., the Company provides these services to Cantor through Tower Bridge International Services L.P. (“Tower Bridge”). The Company owns 52% of Tower Bridge and Cantor owns 48%. In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company.

The right to share in profits and losses and receive distributions from Tower Bridge is divided between us (on behalf of its nominated entities) and Cantor (and on behalf of our nominated entities) based on these ownership interests.

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

Administrative Services Agreements

The Tower Bridge administrative services agreement, which we refer to as the “administrative services agreement,” had an initial term of three years, starting on March 31, 2008. Thereafter, the administrative services agreement renews automatically for successive one-year terms, unless any party provides written notice to the other parties of its desire to terminate the agreement at least 120 days before the end of any such year ending during the initial or extended term, in which event the administrative services agreement will end with respect to the terminating party on the last day of such term. In addition, any particular service provided under the administrative services agreement may be cancelled by any party, with at least 90 days’ prior written notice to the providing party, with no effect on the other services. The terminating party will be charged a termination fee equal to the costs incurred by the party providing services as a result of such termination, including, any severance or cancellation fees.

Cantor is entitled to continued use of hardware and equipment it used prior to the date of the applicable administrative services agreements on the terms and conditions provided even in the event BGC Partners terminates the administrative services agreement, though there is no requirement to repair or replace.

During the term of the administrative services agreement, the parties will provide administrative and technical support services to each other, including:

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

The administrative services agreement includes provisions for allowing a provider or affiliate to arrange for a third party to provide for the services.

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

The administrative services agreement provides that the services recipient generally indemnifies the services provider for liabilities that it incurs arising from the provision of services other than liabilities arising from fraud or willful misconduct of the service provider.

We will continue to provide assets (principally computer equipment), systems/infrastructure and office space in the United Kingdom and Europe to Cantor, and, to the extent applicable, we and our affiliates will continue to do the same in Asia as well. It is expected, however, that certain of those assets and office space will be transferred to Tower Bridge or another service entity (subject to necessary third-party consents). We will provide these assets and office space to Tower Bridge to allow it to conduct its business. We will charge Cantor on the same basis as it charges Tower Bridge (although we will charge Tower Bridge without any mark-up). Tower Bridge will charge Cantor on the basis described above for such assets and office space once such assets and office space are transferred to Tower Bridge. These assets may be subject to operating leases with third-party leasing companies. We believe that the rate on such leases, subleases or licenses is no greater than would be incurred with a third party on an arm’s-length basis.

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

For the year ended December 31, 2011, the Company was charged $36.8 million for the services provided by Cantor and its affiliates, of which $25.2 million was to cover compensation to leased employees for the year ended December 31, 2011.

Throughout Europe and Asia, the Company provides Cantor with administrative services, technology services and other support for which the Company charges Cantor based on the cost of providing such services plus a mark-up, currently 7.5%. Such support includes allocations for occupancy of office space, utilization of fixed assets, accounting, operations, human resources and legal services. In the U.K., the Company provides these services to Cantor through Tower Bridge Tower Bridge. The Company established Tower Bridge on December 21, 2006, and as of the beginning of January 2007, transferred all of its current U.K. administrative employees and operations to Tower Bridge. The Company owns 52% of Tower Bridge and consolidates it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations.

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

On January 9, 2012, Tower Bridge entered into six new administrative services agreements (the “New ASAs”) effective December 31, 2011, under which Tower Bridge provides specified administrative services to each of the six U.K. affiliates of the Company,: BGC Brokers L.P., Cantor Fitzgerald Europe, BGC International, eSpeed International Limited, eSpeed Support Services Limited and Cantor Index Limited (the “U.K. Entities”). In the event of any conflict between the administrative services agreements and the New ASAs, the New ASAs will govern. The New ASAs terminate the existing administrative service agreements in relation to the U.K. Entities only. The New ASAs are compliant with relevant regulatory requirements in the U.K. and comply with the FSA rules relating to outsourcing of material functions under Section 8 of the Senior Management Arrangements, Systems and Controls. The New ASAs do not materially change the services obligations between the parties and the existing commercial relationships have been broadly retained. The New ASAs provide for various provisions, including additional service levels, a longer termination period, step-in rights for the U.K. Entities, continuation rights on insolvency, audit rights for the U.K. Entities and their regulators, and provision of business continuity in the event of an outage or incident.

Each New ASA commenced on December 31, 2011 and will remain in force until terminated in accordance with its terms. A U.K. Entity may terminate the New ASA on 365 days’ notice, for material uncorrected breaches, insolvency of Tower Bridge or a force majeure event which continues for three months or more. A U.K. Entity may also terminate specific services upon 365 days’ notice (or a shorter period if the parties agree in writing), and Tower Bridge may terminate specific services with a U.K. Entity’s consent. Tower Bridge may terminate the New ASA on 365 days notice or for material uncorrected breaches, for failure to pay or a force majeure event which continues for three months or more.

The charges to a U.K. Entity for services are calculated using the direct cost to Tower Bridge of providing the services plus a transfer pricing mark up which varies according to which entity provides the services.

If Tower Bridge becomes insolvent, then a U.K. Entity can (1) terminate the New ASA at any time on written notice or (2) step in and take over the provision of the services itself either directly or via a nominated third party (to the extent permitted under insolvency laws). Step-in rights may only be exercised where the U.K. Entity reasonably believes that crucial functions have been substantially prevented, hindered or delayed and only apply to the service in question. In such a situation, Tower Bridge is required to fully cooperate with the U.K. Entity and the U.K. Entity must pay for third-party costs. Step-in rights cease when Tower Bridge is able to perform the services again. Step in rights are also available to a U.K. Entity on material breach, default or non-performance by Tower Bridge. If a U.K. Entity becomes insolvent, Tower Bridge may terminate the New ASA in certain limited circumstances. Tower Bridge is required to continue to provide the services for a period of 90 days post-insolvency (provided the U.K. Entity pays for those post insolvency services) notwithstanding that it might be owed money by the U.K. Entity for services provided pre-insolvency.

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

We are party to a tax receivable agreement with Cantor that provides for the payment by us to Cantor of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. It is expected that we will benefit from the remaining 15% of cash savings, if any, in income tax that we realize. Pursuant to the tax receivable agreement, we will determine, after consultation with Cantor, the extent to which we are permitted to claim any such tax benefits, and such tax benefits will be taken into account in computing any cash savings so long as our accountants agree that it is at least more likely than not that such tax benefit is available.

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

Acquisition of CantorCO2e, L.P. from Cantor

On August 2, 2011, the Company’s Board of Directors and Audit Committee authorized BGC to acquire from Cantor its North American environmental brokerage business, CantorCO2e, L.P. (“CO2e”). On August 9, 2011, the Company completed the acquisition of CO2e from Cantor for the assumption of approximately $2.0 million of liabilities and announced the launch of BGC Environmental Brokerage Services. Headquartered in New York, BGC Environmental Brokerage Services focuses on environmental commodities, offering brokerage, escrow and clearing, consulting, and advisory services to clients throughout the world in the industrial, financial and regulatory sectors.

Aqua

In January 2007, the Company announced the formation of Aqua Securities, L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. On May 30, 2007, the Financial Industry Regulatory Authority (“FINRA”) approved the partial ownership change and name change of Aqua (formerly known as eSpeed Securities, Inc.). Pursuant to such approval, we and Cantor entered into an agreement whereby we are entitled to a 49% interest in Aqua, and Cantor is entitled to a 51% interest in Aqua, which may be subject to dilution by other investors from time to time. Cantor and the Company have collectively contributed financial, professional and technology assets to the venture, which included all of the Company’s former equities order routing business. On October 2, 2007, Aqua obtained permission from FINRA to operate an Alternative Trading System and to provide Direct Market Access for institutional block equity buy-side and sell-side firms. In June 2008, we were authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, which arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor (which amount authorized was increased by $2.0 million on November 1, 2010). We were further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor.

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

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate; such arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. A $2.0 million increase in this amount was authorized on November 1, 2010. During the year ended December 31, 2011, the Company made $1.7 million in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s consolidated statements of financial condition.

Registration Rights Agreements

Pursuant to various registration rights agreements entered into by Cantor and us, Cantor has received piggyback and demand registration rights.

Formation Registration Rights Agreement

Under the formation registration rights agreement, the piggyback registration rights allow Cantor to register the shares of Class A common stock issued or issuable to it in connection with the conversion of its shares of Class B common stock whenever we propose to register any shares of our Class A common stock for our own or another’s account under the Securities Act of 1933, as amended (the “Securities Act”), for a public offering, other than any shelf registration of shares of our Class A common stock to be used as consideration for acquisitions of additional businesses and registrations relating to employee benefit plans.

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

4.50% Convertible Senior Notes due 2016

On July 29, 2011, we issued $160 million aggregate principal amount of convertible senior notes due 2016 (the “4.50% convertible notes”), to qualified institutional buyers. The $160 million of notes includes $25 million aggregate principal amount of the 4.50% convertible notes issued in connection with the exercise in full of the initial purchasers’ over-allotment option. The initial purchasers were Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), Deutsche Bank Securities Inc. (“DB”), Cantor Fitzgerald & Co., an affiliate of the Company, BMO Capital Markets Corp. and CastleOak Securities L.P.

The 4.50% convertible notes were issued pursuant to an Indenture, dated as of July 29, 2011 (the “4.50% Convertible Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The notes bear interest at a rate of 4.50% per year, payable in cash on January 15 and July 15 of each year, commencing January 15, 2012, and will mature on July 15, 2016 (the “maturity date”), unless earlier repurchased for cash or converted.

Holders of the notes (“holders”) may convert their notes at their option at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination thereof at the Company’s election. The initial conversion rate for the notes is 101.6260 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $9.84 per share of Class A common stock.

Following certain corporate transactions, the Company will increase the conversion rate for a holder that elects to convert its notes in connection with such corporate transactions by a number of additional shares of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

The Company may not redeem the notes prior to the maturity date. If the Company undergoes a “fundamental change” (as defined in the 4.50% Convertible Notes Indenture) holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change purchase date.

If, and for so long as, the restrictive legend on the notes has not been removed or the notes are not otherwise freely tradable by holders other than the Company’s affiliates as of the 380th day after the last original date of issuance of the notes, the Company will pay additional interest on the notes at a rate equal to 0.50% per annum of the principal amount of notes outstanding until the restrictive legend on the notes has been removed and the notes are freely tradable as described above.

The Company received net proceeds from the offering of the notes of approximately $144.2 million after deducting the initial purchasers’ discounts and commissions, offering expenses and the cost of the capped call transactions. CF& Co. received approximately $1.2 million in initial purchase discounts and commissions. The Company expects to use the net proceeds from the offering for general corporate purposes, which may include financing acquisitions.

8.75% Convertible Senior Notes due 2015

On March 12, 2010 the Audit Committee authorized the Company or one of its subsidiaries to sell $150 million aggregate principal amount of 8.75% Convertible Senior Notes due 2015 to Cantor or any of its affiliates. On March 16, 2010, the Company, BGC Holdings and Cantor executed an agreement with respect to this transaction. In connection with the foregoing, on April 1, 2010 BGC Holdings issued an aggregate of $150 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “BGC Holdings Notes”) in a private placement transaction to Cantor. On April 1, 2010, BGC Holdings lent the proceeds from the issuance of the BGC Holdings Notes to the Company in exchange for $150 million principal amount of 8.75% Convertible

Senior Notes due 2015 (the “8.75% Convertible Notes” and, together with the BGC Holdings Notes, the “Notes”) on substantially the same economic terms as the BGC Holdings Notes. In connection with the issuance of the 8.75% Convertible Notes, the Company entered into an Indenture, dated April 1, 2010, with Wells Fargo Bank, National Association, as trustee (the “8.75% Convertible Notes Indenture”).

The Company lent the proceeds from the issuance of the 8.75% Convertible Notes to its operating subsidiary, BGC Partners, L.P. (“BGC U.S.”). BGC U.S. used the proceeds to repay at maturity $150 million aggregate principal amount of senior notes due April 1, 2010.

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

Holders may exchange or convert the Notes at their option at any time until the close of business on the second scheduled trading day of the Class A common stock immediately preceding the maturity date. The Notes are exchangeable and convertible as follows:

•

The BGC Holdings Notes held by Cantor are (i) exchangeable for a like principal amount of 8.75% Convertible Notes held by BGC Holdings, or (ii) convertible into an aggregate of 22,508,095 BGC Holdings exchangeable limited partnership interests at a conversion rate of 150.0540 units per $1,000 of principal amount of BGC Holdings Notes, equivalent to a conversion price of $6.66 per unit. The BGC Holdings exchangeable limited partnership interests are themselves exchangeable on a one-for-one basis for shares of Class A common stock.

The conversion rate of the BGC Holdings Notes into BGC Holdings exchangeable limited partnership interests and the conversion rate of the 8.75% Convertible Notes into shares of Class A common stock are subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. Adjustments as a result of dividends in excess of $0.10 per share have occurred as a result of the last five quarterly dividend payments. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

The Company and BGC Holdings may not redeem their respective Notes prior to their stated maturity dates. Under the 8.75% Convertible Notes Indenture, if the Company undergoes a fundamental change, holders of the 8.75% Convertible Notes may elect to have all or a portion of their 8.75% Convertible Notes repurchased for cash at a price equal to 100% of the principal amount of the 8.75% Convertible Notes purchased, plus any accrued and unpaid interest, but excluding the fundamental change purchase date. A “fundamental change” will be deemed to have occurred when any of the following occurs:

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

If the Company undergoes a fundamental change, holders of the 8.75% Convertible Notes have the right to require BGC Holdings to repurchase all or a portion of their 8.75% Convertible Notes for cash at the same time and on the same terms as the holders of the 8.75% Convertible Notes.

The Notes and the 8.75% Convertible Notes Indenture do not contain any financial covenants. The Notes and the 8.75% Convertible Notes Indenture contain customary events of default. The following events are considered “events of default,” which may result in the acceleration of the maturity of the Notes:

•	default in the payment in respect of the principal of any Note at its maturity, upon required repurchase, upon declaration of acceleration or otherwise;

•	default in the payment of any interest upon any Note when it becomes due and payable, with such default continuing for 60 days;

•	failure to comply with the obligation to convert such Notes upon exercise of a holder’s conversion right, with such failure continuing for 10 business days;

•	in the case of the 8.75% Convertible Notes only, failure by the Company to issue a fundamental change notice when due, with failure continuing for 10 business days;

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

Unless holders of at least a majority of the aggregate principal amount of the BGC Holdings Notes elect otherwise, at any time the 8.75% Convertible Notes are prepaid or repurchased by the Company (including upon an event of default under the Indenture), BGC Holdings must prepay or repurchase the BGC Holdings Notes in the same principal amount and on the same terms as the 8.75% Convertible Notes.

The Company issued the rights to acquire shares of Class A common stock upon the exchange of the BGC Holdings exchangeable limited partnership interests or upon the conversion of the 8.75% Convertible Notes, as described above, pursuant to the exemption from registration under the Securities Act, provided by Section 4(2) thereof for transactions not involving a public offering.

In connection with the issuance of the 8.75% Convertible Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Cantor, dated April 1, 2010, pursuant to which holders of the 8.75% Convertible Notes and the shares of Class A common stock issuable upon conversion of the 8.75% Convertible Notes (the “Registrable Securities”) have registration rights. Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement pursuant to Rule 415 under the Securities Act, which will provide for resales of all Registrable Securities. In addition, holders of the Registrable Securities have the right to demand registration for resales of the Registrable Securities in an underwritten public offering if such offering (i) represents at least 5% of either the 8.75% Convertible Notes or the shares of Class A common stock outstanding on the date of the demand, or (ii) has an aggregate market value on the date of the demand of greater than $7.5 million. Holders of the Registrable Securities are entitled to an aggregate of four demand registrations, which are subject to certain exceptions.

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

Freedom International Brokerage

We and Cantor formed Freedom International Brokerage Company (“Freedom”) to acquire a 66.7% interest in Freedom International Brokerage, a Canadian government securities broker-dealer and Nova Scotia unlimited liability company, in April 2001. As of the closing of the merger, we became entitled to 100% of Freedom’s capital interest in Freedom International Brokerage and we assumed 100% of Freedom’s cumulative profits. As of December 31, 2011, the investment in Freedom International Brokerage was $10.2 million. We also entered into the Freedom services agreements with Freedom International Brokerage.

Controlled Equity Offerings/Payment of Commissions to Cantor Fitzgerald & Co.

On September 9, 2011 and on February 15, 2012, the Company entered into two controlled equity offering sales agreements with Cantor Fitzgerald & Co. (“CF & Co.”), pursuant to each of which the Company could offer and sell up to 10,000,000 shares of Class A common stock per sales agreement, under the Company’s shelf Registration Statement on Form S-3 (Registration No. 333-176523) from time to time through CF & Co., as the

Company’s sales agent. Under such sales agreements, the Company has agreed to pay to CF & Co. a commission of 2% of the gross proceeds from the sale of such shares. As of March 1, 2012, 8,287,110 shares of Class A common stock have been sold under the September 2011 Sales Agreement, resulting in a total of $1.1 million paid by the Company to CF & Co., and 1,712,890 shares of Class A common stock remain to be sold under such Agreement. As of the date of this filing of this Annual Report on Form 10-K, no shares have been sold under the February 2012 Sales Agreement.

Exchange by Cantor of BGC Holdings Exchangeable Limited Partnership Units for Shares of Class A Common Stock

On May 5, 2011, Cantor exchanged 9,000,000 shares of our Class A common stock, and in connection therewith, on June 21, 2011, the Company filed a resale registration statement on Form S-3 (the “June 2011 Resale Registration Statement”).

On May 6, 2011, the Company issued 9,000,000 shares of Class B common stock of the Company to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. All of these shares are restricted securities. These issuances did not impact the total number of shares and units outstanding.

As a result of the exchanges and transactions described above, as of March 1, 2012, Cantor held an aggregate of 47,862,204 BGC Holdings exchangeable limited partnership interests.

In addition to the June 2011 Resale Registration Statement, the Company has filed various other resale registration statements with respect to shares of Class A common stock that may be sold from time to time on a delayed or continuous basis by (i) Cantor at the direction of and for the account of certain current and former Cantor partners, and/or by such partners, as distributees of shares of Class A common stock from Cantor, (ii) charitable organizations that receive donations of shares from Cantor, and/or (iii) the Relief Fund with respect to the shares donated by the Company to it in connection with the Company’s Charity Day. The Company pays all of the expenses of registration other than any underwriting discounts and commissions and stock transfer taxes.

Authorization to Engage CF&Co. and its Affiliates to Act as Financial Advisor to the Company

On August 2, 2010, the Company was authorized to engage CF&Co. and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions with or involving one or more targets as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees In addition, on September 3, 2010 the Company filed a registration statement on Form S-4 (the “Form S-4 Registration Statement”), which was declared effective by the SEC on October 12, 2010, for the offer and sale of up to 20,000,000 shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. In addition to shares of Class A common stock, the Company may offer other consideration in connection with such business combination transactions, including, but not limited to, cash, notes or other evidences of indebtedness, BGC Holdings units that may be exchangeable for shares of Class A common stock offered and sold on the Form S-4 Registration Statement, assumption of liabilities or a combination of these types of consideration. The Form S-4 Registration Statement states that the Company may pay finders’, investment banking or financial advisory fees to broker-dealers, including, but not limited to, CF&Co. and its affiliates, from time to time in connection with certain business combination transactions, and, in some cases, the Company may issue shares of Class A common stock offered pursuant to the Form S-4 Registration Statement in full or partial payment of such fees. Since January 1, 2011, the Company has paid CF&Co. advisory fees in the aggregate amount of $1.4 million in connection with business combination transactions.

Charity Day

On May 9, 2011, the Company issued and donated an aggregate of 443,686 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day, which shares were registered by the Company under the Securities Act for resale by the Relief Fund.

On July 26, 2011, Cantor donated 150,000 shares to the Relief Fund in connection with the Company’s annual Charity Day.

During the year ended December 31, 2011, three partners of BGC Holdings donated shares of Class A common stock to the Relief Fund. These donations were in connection with the Company’s annual Charity Day. The aggregate 995,911 shares of Class A common stock donated by the three partners were issued by the Company on July 27, 2011. These donations of approximately $8.2 million were used to satisfy a portion of the Company’s liability associated with its annual Charity Day.

On February 3, 2012 and March 9, 2012, the Company issued and donated an aggregate of 1,050,000 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day. The Company expects to file a resale registration statement under the Securities Act with respect to all of these shares.

On March 9, 2012, Cantor donated 75,000 shares of the Company’s Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day.

Issuances of Shares of Class A Common Stock upon Exchanges of BGC Holdings Exchangeable Founding Partner Units/Opening of Brokerage Accounts

Since January 1, 2011, the Company has issued an aggregate of 1,227,224 shares of Class A common stock to founding partners of BGC Holdings upon exchange of their exchangeable founding partner units. In order to facilitate the receipt and sale of the exchange shares by the founding partners and the distribution rights shares to be received by retained and founding partners, the Company and Cantor have made arrangements for such partners to open brokerage accounts with an investment bank. These accounts will facilitate repayment by any such partners of any partnership loans or other amounts payable to or guaranteed by Cantor from the proceeds of any sale of such shares.

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

Mr. Lutnick’s brother-in-law, Gary Lambert, serves as a Senior Vice President of the Market Data division of BGC Partners. He does not report to Mr. Lutnick and he is not supervised by Mr. Lutnick. He earns a base draw of $225,000 and a performance bonus based on sales commissions. He owns 32,384 Founding Partner Units. In 2010, he received 3,266 PSUs as a portion of his compensation and holds an additional 15,039 PSUs.

On April 19, 2011, the Company repurchased 7,991 shares of Class A common stock, at an average price of $8.94 per share, from one of the Company’s directors.

On March 13, 2012, the Company repurchased an aggregate of 44,013 shares which had been distributed by Cantor as partnership distributions at a price of $7.664 per share, which was the closing price on the date of sale less 2%, for an aggregate price of $337,316. An aggregate of 41,523 of such shares were purchased from Mr. Merkel and certain family trusts.

Clearing Agreement

The Company receives certain clearing services (“Clearing Services”) from Cantor in Europe and the U.S. pursuant to its clearing agreement (“Clearing Agreement”). These Clearing Services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs.

The Company is currently evaluating various alternatives to the above-mentioned clearing arrangement with Cantor, including self-clearing at Fixed Income Clearing Corporation (“FICC”) or third-party clearing for this activity. Following any transition of this clearing activity away from Cantor, BGC will be required to post clearing margin to support this activity, whether done with a third party or in a self-clearing capacity. The regulated subsidiary that conducts this business has substantial available cash and liquidity to provide for its clearing margin. It is not expected that the clearing margin requirements will have a material adverse impact on the Company’s ability to make distributions, repurchase its stock or effect strategic acquisitions or other opportunities. The Company does not anticipate having to raise additional capital in the absence of the clearing agreement with Cantor, nor would posting the required clearing margin preclude us from meeting our cash needs in the near term.

Under the current relationship, we expect that Cantor will continue to post clearing capital on our behalf and we will post clearing capital with Cantor as requested under the clearing capital agreement. To date, no amounts had been requested by Cantor pursuant to the clearing capital agreement. In the absence of such an arrangement, BGC Partners may be required to raise additional capital, borrow funds or take other action to meet the capital requirements in connection with the clearing of these transactions. The increased capital requirements required in connection with the clearing of our securities transactions could have a material adverse impact on BGC Partners’ ability to make distributions, repurchase its stock or affect strategic acquisitions or other opportunities. However, we believe that the agreement with Cantor, or, in the alternative, a clearing agreement with an additional third-party clearing agent, will not preclude us from meeting our cash needs in the near term.

Acceleration of Exercisability of Exchangeable Founding Partner Unit Exchange Rights Held by Mr. Lynn

On December 30, 2011, the Compensation Committee approved Cantor’s acceleration of exercisability of exchange rights with respect to 503,180 exchangeable founding partner units held by Mr. Lynn, 251,590 of which exchange rights would otherwise have become exercisable on each of April 1, 2012 and April 1, 2013. As of January 31, 2012 an aggregate of 938,000 units held by Mr. Lynn were redeemed for $6.166 per unit, which was the average price received by the Company for Class A common stock sold under its CEO offering for the month of January 2012 less 2%, or $5,783,674. Following such redemption and as of the date of this filing, Mr. Lynn holds an aggregate of 727,897 exchangeable founding partner units, all of which are currently exchangeable for shares of Class A common stock. As of January 31, 2012, an aggregate of 50,761 exchangeable founding partner units held by Mr. Windeatt were redeemed for $6.166 per unit, which was the average price received by the Company for Class A common stock sold under its CEO offering for the month of January 2012 less 2%, or $312,991.

Exercises of Employee Stock Options

During the year ended December 31, 2011, Howard W. Lutnick, the Company’s Chief Executive Officer, exercised an employee stock option with respect to 1,500,000 shares of Class A common stock at an exercise price of $5.10 per share. The exercise price was paid in cash from Mr. Lutnick’s personal funds.

Since January 1, 2011, two executive officers of the Company, Mr. Merkel and Mr. Lynn, exercised employee stock options with respect to 110,000 and 42,188 shares of Class A common stock, respectively, at an exercise price in each case of $5.10 per share. A portion of these shares were withheld to pay the option exercise price and the applicable tax obligations. Of a total of 18,900 net shares of Class A common stock resulting from his exercises, Mr. Merkel sold 2,332 shares to the Company in January at a price of $8.259 per share, and 2,332 shares to the Company in February at a price of $8.7474 per share, calculated in each case on a five-day average closing price less 2% beginning on the date of exercise. Of a total of 7,158 net shares of Class A common stock resulting from his exercises, Mr. Lynn sold 895 shares to the Company in January at a price of $8.259 per share, and 895 shares to the Company in February at a price of $8.7474 per share, also calculated in each case on a five-day average closing price less 2% beginning on the date of exercise.

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

We acquired the headquarters location of Newmark at 125 Park Avenue, New York, New York, subsequent to completion of our recent acquisition of Newmark.

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

Repurchases and Purchases

Our board of directors and our audit committee have authorized repurchases of our common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor or our executive officers, at the volume-weighted average price, to the extent available, or at other negotiated prices, of such securities on the date on which such purchase or repurchase is made. Management was authorized to purchase shares in the open market as well as shares or partnership units from employees, partners, Cantor and/or its affiliates.

On October 26, 2011, the Company’s Board of Directors increased BGC’s share repurchase and unit redemption authorization to $100 million. As of March 1, 2012, the Company has approximately $68.8 million remaining under this authorization. The Company may actively continue to repurchase shares, partnership units or other interests from time to time. We expect to pay such dividends, if and when declared by our board of directors and our audit committee, on a quarterly basis. The dividend to stockholders is expected to be calculated based on post-tax distributable earnings allocated to BGC Partners, Inc. and generated over the fiscal quarter ending prior to the record date for the dividend.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young, LLP (“Ernst & Young”) during the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit fees	$4,959,640	$3,953,090
Audit-related fees	161,300	113,000
Tax fees	—	100,000
All other fees	204,863	—

Total	$5,325,803	$4,166,090

“Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and internal control over financial reporting including audit fees for the firm’s employee benefit plan. “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the other categories.

Audit Committee’s Pre-Approval Policies and Procedures

During 2011, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ending December 31, 2011. Ernst & Young was also approved to perform reviews, pursuant to Statement on Auditing Standards No. 100, of our quarterly financial reports within the year ended December 31, 2011 and certain other audit related services such as accounting consultations. Pursuant to our Audit Committee charter, the Audit Committee will pre-approve all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to certain minimum exceptions set forth in the charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. See Index to Financial Statements on page 117.

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

Exhibit Number	Exhibit Title

1.1	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 9, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011)

1.2	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated February 15, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.3	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.4	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.5	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.7	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.8	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.5	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.6	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.7

Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on

Form 10-Q for the quarter ended September 30, 2002)

Exhibit Number	Exhibit Title
10.8	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.9	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.10	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.11	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.12	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of
March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.13	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.14	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.15	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.16	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.18	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.19	BGC Partners, Inc. Amended and Restated Long Term Incentive Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.20	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.21	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.22	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title
10.23	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.24	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.25	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.26	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.27	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.28	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.29	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.30	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.31	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.32	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.33	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.34	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.35	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.36	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.37	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

Exhibit Number	Exhibit Title
10.38	Employment Agreement, dated as of February 15, 2005, between Sean A. Windeatt and BGC Partners, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.39	Employment Agreement, dated as of November 13, 2008, between Anthony Graham Sadler and Tower Bridge International Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009)

10.40	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.41	Employment Agreement, dated as of March 31, 2008, between BGC Brokers, L.P. and Shaun D. Lynn (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.42	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.43	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.44	Indenture, dated as of April 1, 2010, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.45	BGC Partners, Inc. 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.46	BGC Holdings, L.P. 8.75% Senior Convertible Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.47	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

10.48	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.49	BGC Partners, Inc. Second Amended and Restated Long Term Incentive Plan dated as of December 14, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2009)

10.50	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.51	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.52	Letter Agreement, dated as of March 29, 2010, by and between Sean A. Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

Exhibit Number	Exhibit Title
10.53	Letter Agreement, dated as of March 29, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.54	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011.)

10.55	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011.)

10.56	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011.)

10.57	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011.)

10.58	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011.)

10.59	Seventh Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of September 9, 2011 and effective as of April 1, 2011(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2011)

10.60	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012

10.61	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012

10.62	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012

10.63	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012

10.64	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012

10.65	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012

10.66	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.)

10.67	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.)

10.68	Letter Agreement, dated August 3, 2011, between Shaun D. Lynn and BGC Brokers, L.P., amending the Employment Agreement, dated March 31, 2008, as further amended on March 26, 2010, between Shaun D. Lynn and BGC Brokers, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.)

Exhibit Number	Exhibit Title
10.69	Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2011.)

10.70	Capped Call Confirmation dated July 28, 2011 between Bank of America Merrill Lynch and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011.)

10.71	Capped Call Confirmation dated July 28, 2011 among Deutsche Bank AG, London Branch, Deutsche Bank Securities Inc., and BGC Partners, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011.)

10.72	Third Amended and Restated Long Term Incentive Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)

10.73	First Amended and Restated Incentive Bonus Compensation Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)

10.74	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

21.1	List of subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernst & Young LLP, independent auditors

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text, and (vii) Schedule I, Parent Company Only Financial Statements, tagged as a block of text. This Exhibit 101 is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2012.

BGC Partners, Inc.

By:	/S/ HOWARD W. LUTNICK
Name: Howard W. Lutnick
Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, BGC Partners, Inc., in the capacities and on the date or dates indicated.

Signature	Capacity in Which Signed	Date

/S/ HOWARD W. LUTNICK Howard W. Lutnick	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2012

/S/ A. GRAHAM SADLER A. Graham Sadler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2012

/S/ STEPHEN T. CURWOOD Stephen T. Curwood	Director	March 14, 2012

/S/ JOHN H. DALTON John H. Dalton	Director	March 14, 2012

/S/ BARRY R. SLOANE Barry R. Sloane	Director	March 14, 2012

/S/ ALBERT M. WEIS Albert M. Weis	Director	March 14, 2012

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$—	$52
Investments	895	895
Investments in subsidiaries	397,499	307,728
Receivables from related parties	110,124	158,125
Note receivable from related party	144,608	—
Other assets	12,572	11,388

Total assets	$665,698	$478,188

Liabilities and Stockholders’ Equity
Short-term borrowings	13,600	—
Payables to related parties	—	46,721
Accounts payable, accrued and other liabilities	24,036	16,930
Notes payable and collateralized borrowings	161,408	27,620
Notes payable to related parties	150,000	150,000

Total liabilities	349,044	241,271
Total stockholders’ equity	316,654	236,917

Total liabilities and stockholders’ equity	$665,698	$478,188

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Interest income	$21,740	$9,844	$3
Other revenues	—	—	74

Total revenues	21,740	9,844	77

Expenses:
Interest expense	21,740	12,928	815
Other expenses	399	182	50

Total expenses	22,139	13,110	865
Income from operations before income taxes	(399)	(3,266)	(788)
Equity income of subsidiaries	24,083	26,014	24,499
Provision for income taxes	3,547	1,586	3,686

Net income available to common stockholders	$20,137	$21,162	$20,025

Per share data:
Basic earnings per share	$0.17	$0.24	$0.25

Basic weighted average shares of common stock outstanding	116,132	88,294	80,350

Fully diluted earnings per share	$0.17	$0.24	$0.24

Fully diluted weighted average shares of common stock outstanding	116,514	228,568	211,036

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders	$20,137	$21,162	$20,025
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Accretion of discount on convertible notes	1,808	—	—
Equity in net (gains) losses of unconsolidated investments	(24,083)	(26,014)	(24,535)
Deferred tax (benefit) expense	2,394	1,250	(579)
Decrease (increase) in operating assets:
Receivables from related parties	94,546	(149,354)	(4,458)
Note receivable from related party	(144,608)	—	—
Other assets	(1,557)	(5,772)	(1,845)
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	11,928	8,899	16,161
Payables to related parties	(43,886)	(13,123)	20,601

Net cash (used in) provided by operating activities	(83,321)	(162,952)	25,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions	(61,829)	—	—

Net cash used in investing activities	(61,829)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(77,244)	(42,606)	(24,171)
Repurchase of Class A common stock	(392)	(19,871)	(7,911)
Issuance of convertible notes	155,620	—	—
Purchase of capped call	(11,392)	—	—
Collateralized borrowings, net	(4,815)	27,620	—
Short-term borrowings	13,600	—	—
Issuance of convertible notes to Cantor	—	150,000	—
Distributions from subsidiaries	45,187	12,312	7,579
Proceeds from offering of Class A common stock, net	15,632	33,938	—
Proceeds from exercises of stock options	8,812	463	—
Other	90	—	—

Net cash provided by (used in) financing activities	145,098	161,856	(24,503)
Net (decrease) increase in cash and cash equivalents	(52)	(1,096)	867
Cash and cash equivalents at beginning of period	52	1,148	281

Cash and cash equivalents at end of period	$—	$52	$1,148

Supplemental non-cash information
Conversion of Class B common stock into Class A common stock	$—	$6	$37
Issuance of Class A common stock upon exchange of Cantor units	8,407	6,181	—
Issuance of Class B common stock upon exchange of Cantor units	8,407	—	—
Issuance of Class A common stock upon exchange of limited partnership interests	79,115	24,583	9,650
Issuance of contingent Class A common stock for acquisitions	26,778	3,171	—
Donations with respect to Charity Day	12,076	7,403	—

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

On September 25, 2009, BGC Partners, L.P. a subsidiary of the Company, entered into a secured loan arrangement, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment in exchange for a loan of $19.0 million. The outstanding balance of the secured loan was $5.2 million and $11.6 million as of December 31, 2011 and 2010, respectively. The principal and interest on this secured loan arrangement is repayable in thirty six consecutive monthly installments at a fixed rate of 8.09% per annum.

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

The Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are currently convertible into 22.5 million shares of Class A common stock. The Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

On various dates during the year ended December 31, 2010 and continuing through December 31, 2011, the Company (as Co-Lessee with other related entities) sold certain furniture, equipment and software for $34.2 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $22.4 million as of December 31, 2011. The Company recorded interest expense of $1.4 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively.

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

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”). The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $4.8 million for the year ended December 31, 2011.

The 4.50% Convertible Notes are convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of Notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. This conversion rate is equal to a conversion price of approximately $9.84 per share, a 20% premium over the $8.20 closing price of BGC’s Class A common stock on the NASDAQ on July 25, 2011. Upon conversion, the Company will pay or deliver cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. The 4.50% Convertible Notes are currently convertible into approximately 16.3 million shares of Class A common stock.

As prescribed by FASB guidance, Debt, the Company recognized the value of the embedded conversion feature as an increase to additional paid-in capital of approximately $19.0 million on a pre-tax basis ($16.1 million net of taxes and issuance costs). The embedded conversion feature was measured as the difference between the proceeds received and the fair value of a similar liability without the conversion feature. The value of the conversion feature is treated as a debt discount and reduced the initial carrying value of the 4.50% Convertible Notes to $137.2 million, net of debt issuance costs of $3.8 million allocated to the debt component of the instrument. The discount is amortized as interest cost and the carrying value of the notes will accrete up to the face amount over the term of the notes.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title

1.1	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 9, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011)

1.2	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated February 15, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.3	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.4	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.5	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit Number	Exhibit Title

4.6	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.7	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.8	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

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

Form 10-Q for the quarter ended September 30, 2002)

10.8	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.9	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.10	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.11	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.12	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

Exhibit Number	Exhibit Title

10.13	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.14	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.15	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.16	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.18	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.19	BGC Partners, Inc. Amended and Restated Long Term Incentive Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.20	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.21	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.22	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.23	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.24	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.25	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.26	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.27	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

Exhibit Number	Exhibit Title

10.28	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.29	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.30	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.31	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.32	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.33	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.34	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.35	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.36	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.37	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.38	Employment Agreement, dated as of February 15, 2005, between Sean A. Windeatt and BGC Partners, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.39	Employment Agreement, dated as of November 13, 2008, between Anthony Graham Sadler and Tower Bridge International Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009)

10.40	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.40	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.41	Employment Agreement, dated as of March 31, 2008, between BGC Brokers, L.P. and Shaun D. Lynn (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title

10.42	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.43	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.44	Indenture, dated as of April 1, 2010, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.45	BGC Partners, Inc. 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.46	BGC Holdings, L.P. 8.75% Senior Convertible Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.47	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

10.48	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.49	BGC Partners, Inc. Second Amended and Restated Long Term Incentive Plan dated as of December 14, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2009)

10.50	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.51	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

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

Form 8-K filed with the SEC on March 31, 2010)

10.54	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011.)

10.55	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011.)

10.56	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011.)

10.57	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011.)

Exhibit Number	Exhibit Title

10.58	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011.)

10.59	Seventh Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of September 9, 2011 and effective as of April 1, 2011(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2011)

10.60	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012

10.61	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012

10.62	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012

10.63	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012

10.64	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012

10.65	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012

10.66	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.)

10.67	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.)

10.68	Letter Agreement, dated August 3, 2011, between Shaun D. Lynn and BGC Brokers, L.P., amending the Employment Agreement, dated March 31, 2008, as further amended on March 26, 2010, between Shaun D. Lynn and BGC Brokers, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.)

10.69	Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2011.)

10.70	Capped Call Confirmation dated July 28, 2011 between Bank of America Merrill Lynch and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011.)

10.71	Capped Call Confirmation dated July 28, 2011 among Deutsche Bank AG, London Branch, Deutsche Bank Securities Inc., and BGC Partners, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011.)

10.72	Third Amended and Restated Long Term Incentive Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)

Exhibit Number	Exhibit Title

10.73	First Amended and Restated Incentive Bonus Compensation Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)

10.74	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

21.1	List of Subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernst & Young LLP, independent auditors

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text, and (vii) Schedule I, Parent Company Only Financial Statements, tagged as a block of text. This Exhibit 101 is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.