Form 10-Q
period 2012-03-31
BGC Partners, Inc.
filed 2012-05-08
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

On May 3, 2012, the registrant had 104,946,374 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

BGC PARTNERS, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to:

•	pricing and commissions and market position with respect to any of our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers and consolidation;

•	liquidity, regulatory and clearing capital requirements and the impact of credit market events;

•	market conditions, including trading volume and volatility, potential deterioration of the equity and debt capital markets and our ability to access the capital markets;

•

our relationships with Cantor Fitzgerald, L.P., which we refer to as “Cantor” and its affiliates, including Cantor Fitzgerald & Co., which we refer to as “CF&Co,” any related conflicts of interest, competition for and retention of brokers and other managers and key employees, support for liquidity and capital and other relationships, including Cantor’s holding of our 8.75% Convertible Notes, CF&Co’s acting as our sales agent under our controlled equity or other offerings, and CF&Co’s acting as our financial advisor in connection with one or more business combinations or other transactions;

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

•

certain financial risks, including the possibility of future losses and negative cash flows from operations, an increased need for short-term borrowings, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks given by the rating agencies to those credit ratings, increased borrowing costs, as well as interest and currency rate fluctuations;

•

our ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services and to secure and maintain market share;

•

our ability to enter into marketing and strategic alliances and business combination or other transactions in the financial services, real estate and other industries, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures and to meet our financial reporting obligations with respect thereto, and the integration of any completed transaction;

•	our ability to hire and retain personnel;

•	our ability to expand the use of technology for hybrid and fully electronic trading;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable regulatory requirements;

•

our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, procedures, operations and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses;

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

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases of limited partnership interests of BGC Holdings, L.P., which we refer to as “BGC Holdings,” or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock;

•

the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests of our subsidiaries, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% convertible notes and counterparties to our capped call transactions, and resales of shares of our Class A common stock acquired from us or Cantor, including pursuant to our employee benefit plans, conversion of our convertible notes, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners; and

•

the risk factors described in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we refer to as the “SEC,” and any updates to those risk factors or new risk factors contained herein and in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$310,526	$369,713
Cash segregated under regulatory requirements	3,372	2,968
Securities owned	38,235	16,282
Securities borrowed	17,362	—
Marketable securities	291	1,238
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	598,610	192,053
Accrued commissions receivable, net	233,087	222,293
Loans, forgivable loans and other receivables from employees and partners, net	198,183	192,658
Fixed assets, net	135,568	136,068
Investments	34,283	20,367
Notes receivable, net	25,492	—
Goodwill	142,179	141,142
Other intangible assets, net	16,299	16,994
Receivables from related parties	6,829	5,754
Other assets	92,531	87,655

Total assets	$1,852,847	$1,405,185

Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$60,000	$13,600
Accrued compensation	138,536	143,800
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	530,051	144,683
Payables to related parties	32,488	19,667
Accounts payable, accrued and other liabilities	248,270	250,552
Notes payable and collateralized borrowings	188,297	181,916
Notes payable to related parties	150,000	150,000

Total liabilities	1,347,642	904,218
Redeemable partnership interest	82,079	86,269
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 122,804 and 115,217 shares issued at March 31, 2012 and December 31, 2011, respectively; and 104,763 and 97,220 shares outstanding at March 31, 2012 and December 31, 2011, respectively	1,228	1,152
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 shares issued and outstanding at March 31, 2012 and December 31, 2011, convertible into Class A common stock	348	348
Additional paid-in capital	515,127	489,369
Contingent Class A common stock	19,763	20,133
Treasury stock, at cost: 18,041 and 17,997 shares of Class A common stock at March 31, 2012 and December 31, 2011, respectively	(110,090)	(109,870)
Retained deficit	(96,122)	(80,726)
Accumulated other comprehensive loss	(2,322)	(3,752)

Total stockholders’ equity	327,932	316,654

Noncontrolling interest in subsidiaries	95,194	98,044

Total equity	423,126	414,698

Total liabilities, redeemable partnership interest, and equity	$1,852,847	$1,405,185

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Commissions	$272,488	$244,714
Principal transactions	99,745	98,109
Fees from related parties	12,547	15,435
Market data	4,964	4,576
Software solutions	2,449	2,133
Interest income	2,195	1,406
Other revenues	3,029	311
Losses on equity investments	(2,456)	(1,661)

Total revenues	394,961	365,023
Expenses:
Compensation and employee benefits	246,869	208,969
Allocations of net income to limited partnership units and founding/working partner units	5,980	9,200

Total compensation and employee benefits	252,849	218,169
Occupancy and equipment	36,229	29,286
Fees to related parties	3,519	2,601
Professional and consulting fees	19,319	13,341
Communications	21,958	21,330
Selling and promotion	19,446	20,186
Commissions and floor brokerage	5,680	6,095
Interest expense	7,558	4,395
Other expenses	9,491	25,081

Total expenses	376,049	340,484
Income from operations before income taxes	18,912	24,539
Provision for income taxes	7,202	7,401

Consolidated net income	$11,710	$17,138

Less: Net income attributable to noncontrolling interest in subsidiaries	3,521	8,472

Net income available to common stockholders	$8,189	$8,666

Per share data:
Basic earnings per share
Net income available to common stockholders	$8,189	$8,666

Basic earnings per share	$0.06	$0.09

Basic weighted-average shares of common stock outstanding	136,124	97,326

Fully diluted earnings per share
Net income for fully diluted shares	$15,790	$20,834

Fully diluted earnings per share	$0.06	$0.09

Fully diluted weighted-average shares of common stock outstanding	264,170	237,065

Dividends declared per share of common stock	$0.17	$0.14

Dividends declared and paid per share of common stock	$0.17	$0.14

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Consolidated net income	$11,710	$17,138
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,720	2,359
Unrealized gain (loss) on securities available for sale	41	(1,303)

Total other comprehensive income, net of tax	1,761	1,056

Comprehensive income	13,471	18,194
Less: comprehensive income attributable to noncontrolling interest in subsidiaries, net of tax	3,852	8,771

Comprehensive income attributable to common stockholders	$9,619	$9,423

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$11,710	$17,138
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Fixed asset depreciation and intangible asset amortization	12,515	12,144
Employee loan amortization	6,953	8,925
Equity-based compensation	29,128	14,816
Allocations of net income to limited partnership units and founding/working partner units	5,980	9,200
Losses on equity investments	2,456	1,661
Accretion of discount on convertible notes	1,082	—
Impairment of fixed assets	773	—
Recognition of deferred revenue	—	(632)
Deferred tax benefit	—	(689)
Other	225	393
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(413,452)	(94,602)
Loans, forgivable loans and other receivables from employees and partners, net	(12,797)	(21,867)
Accrued commissions receivable, net	(11,131)	(39,620)
Securities borrowed	(17,362)	(51,452)
Securities owned	(21,776)	206
Notes receivable, net	(442)	—
Receivables from related parties	(786)	(901)
Cash segregated under regulatory requirements	(404)	(714)
Reverse repurchase agreements with related parties	—	(49,999)
Other assets	(5,658)	(2,737)
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	390,955	248,496
Payables to related parties	12,812	(6,088)
Accounts payable, accrued and other liabilities	6,854	16,763
Accrued compensation	(9,424)	418
Securities sold, not yet purchased	—	61

Net cash (used in) provided by operating activities	$(11,789)	$60,920

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(7,650)	(7,637)
Capitalization of software development costs	(4,018)	(3,335)
Investment in unconsolidated entities	(16,402)	(534)
Payments for acquisitions, net of cash acquired	(1,500)	—
Purchase of notes receivable	(22,000)	—
Capitalization of trademarks, patent defense and registration costs	(262)	(267)
Sale of marketable securities	906	—

Net cash used in investing activities	(50,926)	(11,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
Collateralized borrowings, net	5,348	(3,698)
Short-term borrowings	46,400	—
Earnings distributions to limited partnership interests and other noncontrolling interests	(29,841)	(22,150)
Redemption of limited partnership interests	(6,183)	(310)
Dividends to stockholders	(23,585)	(13,771)
Proceeds from offering of Class A common stock, net	11,672	10,361
Repurchase of Class A common stock	(337)	(55)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,411)	—
Proceeds from exercises of stock options	—	8,134
Tax impact on exercise/delivery of equity awards	—	2,315

Net cash provided by (used in) financing activities	2,063	(19,174)
Effect of exchange rate changes on cash and cash equivalents	1,465	6,462
Net (decrease) increase in cash and cash equivalents	(59,187)	36,435
Cash and cash equivalents at beginning of period	369,713	364,104

Cash and cash equivalents at end of period	$310,526	$400,539

Supplemental cash information:
Cash (refunded) paid during the period for taxes	$(171)	$9,806

Cash paid during the period for interest	$7,359	$1,114

Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$22,391	$3,599
Donations with respect to Charity Day	7,446	—
Issuance of Class A common stock upon purchase of notes receivable	3,055	—

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2011

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

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)

For the Three Months Ended March 31, 2012

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2012	$1,152	$348	$489,369	$20,133	$(109,870)	$(80,726)	$(3,752)	$98,044	$414,698
Comprehensive income:
Consolidated net income	—	—	—	—	—	8,189	—	3,521	11,710
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	1,397	323	1,720
Unrealized gain on securities available for sale	—	—	—	—	—	—	33	8	41

Comprehensive income	—	—	—	—	—	8,189	1,430	3,852	13,471
Equity-based compensation, 674,973 shares	7	—	785	—	—	—	—	716	1,508
Dividends to common stockholders	—	—	—	—	—	(23,585)	—	—	(23,585)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(29,841)	(29,841)
Grant of exchangeability and redemption of limited partnership interests, issuance of 3,473,908 shares	34	—	13,378	—	—	—	—	13,399	26,811
Issuance of Class A common stock (net of costs), 2,912,844 shares	29	—	12,460	—	—	—	—	6,624	19,113
Issuance of Class A common stock upon purchase of notes receivable, 453,172 shares	5	—	1,991	—	—	—	—	1,059	3,055
Redemption of founding/working partner units, 1,000,996 units	—	—	(2,234)	—	—	—	—	(1,188)	(3,422)
Repurchase of Class A common stock, 44,013 shares	—	—	—	—	(220)	—	—	(117)	(337)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units, 886,569 units	—	—	—	—	—	—	—	2,596	2,596
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(144)	(144)
Issuance of contingent Class A common stock for acquisitions, 72,009 shares	1	—	369	(370)	—	—	—	—	—
Newmark noncontrolling interest	—	—	(882)	—	—	—	—	253	(629)
Other	—	—	(109)	—	—	—	—	(59)	(168)

Balance, March 31, 2012	$1,228	$348	$515,127	$19,763	$(110,090)	$(96,122)	$(2,322)	$95,194	$423,126

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company primarily servicing the wholesale financial markets. The Company specializes in the brokering of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commercial real estate, commodities, futures and structured products. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange.

Through its eSpeed, BGC Trader™ and BGC Market Data brands, BGC Partners offers financial technology solutions, market data, and analytics related to select financial instruments and markets. Through its Newmark Knight Frank brand, the Company offers commercial real estate tenants, owners, investors and developers a wide range of brokerage services as well as property and facilities management. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. BGC Partners has offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Chicago, Copenhagen, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

The Company’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s unaudited condensed consolidated financial statements include the Company’s accounts and all subsidiaries in which the Company has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated statements of financial condition, the unaudited condensed consolidated statements of operations, the unaudited condensed consolidated statements of comprehensive income, the unaudited condensed consolidated statements of cash flows and the unaudited condensed consolidated statements of changes in equity of the Company for the periods presented. The results of operations for the 2012 interim periods are not necessarily indicative of results to be expected for the entire fiscal year, which will end on December 31, 2012.

Recently Adopted Accounting Pronouncements:

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

Beginning with the quarter ended September 30, 2011, the Company early adopted the FASB’s guidance on Comprehensive Income—Presentation of Comprehensive Income. This guidance requires (i) presentation of other comprehensive income either in a continuous statement of comprehensive income or in a separate statement presented consecutively with the statement of operations and (ii) presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The adoption of this FASB guidance did not have an impact on the Company’s unaudited condensed consolidated financial statements as it requires only a change in presentation. The Company has presented other comprehensive income in a separate statement following the Company’s unaudited condensed consolidated statements of operations.

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

Beginning with the year ended December 31, 2011, the Company adopted the FASB’s guidance on Intangibles—Goodwill and Other—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. This guidance allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a more than fifty percent likelihood exists that the fair value is less than the carrying amount, then a two-step goodwill impairment test must be performed. The adoption of this FASB guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

New Accounting Pronouncements:

In December 2011, the FASB issued guidance on Disclosures about Offsetting Assets and Liabilities, which will require entities to disclose information about offsetting and related arrangements to enable users of financial statements to evaluate the potential effect of netting arrangements on an entity’s financial position, including the potential effect of rights of set-off. This FASB guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of this FASB guidance is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements, as this guidance only requires additional disclosures concerning offsetting and related arrangements.

2.	Limited Partnership Interests in BGC Holdings

BGC Holdings, L.P. (“BGC Holdings”) is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC Partners, L.P. (“BGC US”) and BGC Global Holdings L.P. (“BGC Global”), the two operating partnerships. Listed below are the limited partnership interests in BGC Holdings. The founding/working partner units, limited partnership units and Cantor units held by Cantor Fitzgerald, L.P. (“Cantor”), each as defined below, collectively represent all of the “limited partnership interests” in BGC Holdings.

Founding/Working Partner Units

Founding/working partners have a limited partnership interest in BGC Holdings. The Company accounts for founding/working partner units outside of permanent capital, as “Redeemable partnership interest,” in the Company’s unaudited condensed consolidated statements of financial condition. This classification is applicable to founding/working partner units because founding/working partner units are redeemable upon termination of a partner, which includes the termination of employment, which can be at the option of the partner and not within the control of the issuer.

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

Limited Partnership Units

Certain employees hold limited partnership interests in BGC Holdings (e.g., REUs, RPUs, PSUs, and PSIs, collectively the “limited partnership units”). Generally, such units receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. These allocations are cash distributed on a quarterly basis and are generally contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a separate component of compensation expense under “Allocations of net income to limited partnership units and founding/working partner units” in the Company’s unaudited condensed consolidated statements of operations.

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-

termination liability awards, and in accordance with FASB guidance the Company records compensation expense for the awards based on the change in value at each reporting date in the Company’s unaudited condensed consolidated statements of operations as part of “Compensation and employee benefits.”

Cantor Units

Cantor’s limited partnership interest (“Cantor units”) in BGC Holdings is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition. Cantor receives allocations of net income based on its weighted-average pro rata share of economic ownership of the operating subsidiaries for each quarterly period. This allocation is reflected as a component of “Net income attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In quarterly periods in which the Company has a net loss, the amount reflected as a component of “Net income attributable to noncontrolling interest in subsidiaries” represents the loss allocation for founding/working partner units, limited partnership units and Cantor units.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment); additional limited partnership interests may become exchangeable for Class A common stock on a one-for-one basis (subject to adjustment). Any exchange of limited partnership interests into Class A common shares would not impact the total number of shares and units outstanding. Because these limited partnership interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company. Each quarter, net income is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which the Company has a net loss, the loss allocation for founding/working partner units, limited partnership units and Cantor units is reflected as a component of “Net income attributable to noncontrolling interest in subsidiaries.” In subsequent quarters in which the Company has net income, the initial allocation of income to the limited partnership interests is to “Net income attributable to noncontrolling interests,” to recover any losses taken in earlier quarters. The remaining income is allocated to the limited partnership interests based on their weighted-average pro rata share of economic ownership of the operating subsidiaries for the quarter. This income allocation process has no impact on the net income allocated to common stockholders.

3.	Earnings Per Share

FASB guidance on Earnings Per Share (“EPS”) establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average shares of common stock outstanding. Net income is allocated to each of the economic ownership classes described above in Note 2—“Limited Partnership Interests in BGC Holdings,” and the Company’s outstanding common stock, based on each class’s pro rata economic ownership of the operating subsidiaries.

The Company’s earnings for the three months ended March 31, 2012 and 2011 were allocated as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income available to common stockholders	$8,189	$8,666
Allocation of income to limited partnership interests in BGC Holdings	$10,437	$17,757

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Basic earnings per share:
Net income available to common stockholders	$8,189	$8,666

Basic weighted-average shares of common stock outstanding	136,124	97,326

Basic earnings per share	$0.06	$0.09

Fully diluted EPS is calculated utilizing net income available for common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on the Convertible Notes (if applicable) (see Note 16—“Notes Payable, Collateralized and Short-Term Borrowings”) and expense related to dividend equivalents for certain restricted stock units (“RSUs”) (if applicable) as the numerator. The denominator is comprised of the Company’s weighted-average outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests, and other contracts to issue shares of common stock, including Convertible Notes, stock options, RSUs and warrants. The limited partnership interests are potentially exchangeable into shares of Class A common stock; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Fully diluted earnings per share:
Net income available to common stockholders	$8,189	$8,666
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	7,537	12,168
Dividend equivalent expense on RSUs, net of tax	64	—

Net income for fully diluted shares	$15,790	$20,834

Weighted-average shares:
Common stock outstanding	136,124	97,326
Limited partnership interests in BGC Holdings	126,260	137,327
RSUs (Treasury stock method)	956	2,002
Other	830	410

Fully diluted weighted-average shares of common stock outstanding	264,170	237,065

Fully diluted earnings per share	$0.06	$0.09

For the three months ended March 31, 2012 and 2011, approximately 47.5 million and 27.4 million shares underlying limited partnership units, founding/working partner units, Cantor units, Convertible Notes, stock options, RSUs, and warrants were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended March 31, 2012 included, on a weighted-average basis, 38.8 million shares underlying Convertible Notes and 8.7 million other securities or other contracts to issue shares of common stock.

Additionally, for the three months ended March 31, 2012 and 2011, respectively, approximately 4.5 million and 0.6 million shares of contingent Class A common stock were excluded from the computation of fully diluted EPS because the conditions for issuance had not been met by the end of the respective periods.

Business Partner Warrants

As of March 31, 2012, the Company had a balance of 175 thousand business partner warrants with a weighted-average exercise price of $8.75 and a weighted-average remaining contractual term of 0.4 years. The Company did not recognize any expense related to the business partner warrants for the three months ended March 31, 2012 and 2011.

4.	Unit Redemptions and Stock Transactions

Unit Redemptions and Stock Repurchase Program

During the three months ended March 31, 2012, the Company redeemed approximately 2.8 million limited partnership units at an average price of $6.75 per unit and approximately 1.0 million founding/working partner units for an average of $6.18 per unit.

During the three months ended March 31, 2011, the Company redeemed approximately 0.2 million limited partnership units at an average price of $9.06 per unit and approximately 0.03 million founding/working partner units for an average of $9.35 per unit.

During the three months ended March 31, 2012, the Company repurchased 44,013 shares of Class A common stock at an aggregate purchase price of approximately $337 thousand for an average price of $7.66 per share.

During the three months ended March 31, 2011, the Company repurchased 6,454 shares of Class A common stock at an aggregate purchase price of approximately $55 thousand for an average price of $8.50 per share.

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. As of March 31, 2012, the Company had approximately $58.7 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares or redeem units.

Unit redemption and share repurchase activity for the three months ended March 31, 2012 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions
January 1, 2012—January 31, 2012	2,013,286	$6.17
February 1, 2012—February 29, 2012	725,120	6.58
March 1, 2012—March 31, 2012	1,095,567	7.41

Total Redemptions	3,833,973	$6.60
Repurchases
January 1, 2012—January 31, 2012	—	$—
February 1, 2012—February 29, 2012	—	—
March 1, 2012—March 31, 2012	44,013	7.66

Total Repurchases	44,013	$7.66

Total Redemptions and Repurchases	3,877,986	$6.61	$58,723,783

Stock Issuances

On various dates in 2010 and 2011, and most recently on February 15, 2012, the Company entered into controlled equity offering sales agreements with Cantor Fitzgerald & Co. (“CF&Co”) pursuant to which the Company may offer and sell up to an aggregate of 31 million shares of Class A common stock. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under these agreements, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares.

During the three months ended March 31, 2012, the Company issued 3,473,908 shares of its Class A common stock related to redemptions and exchanges of limited partnership interests. The issuances related to redemptions of limited partnership interests did not impact the total number of shares and units outstanding.

During the year ended December 31, 2011, the Company issued 12,259,184 shares of its Class A common stock related to redemptions and exchanges of limited partnership interests. The issuances related to redemptions of limited partnership interests did not impact the total number of shares and units outstanding.

During the three months ended March 31, 2012, the Company issued and donated an aggregate of 1,050,000 shares of Class A common stock to the Cantor Fitzgerald Relief Fund (the “Relief Fund”) in connection with the Company’s annual Charity Day, which shares are expected to be registered for resale by the Relief Fund. Additionally, during the three months ended March 31, 2012, the Company issued an aggregate of 525,181 shares of its Class A common stock in connection with the Company’s acquisitions.

During the year ended December 31, 2011, the Company issued and donated an aggregate of 443,686 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day. These shares have been included in a registration statement for resale by the Relief Fund. Additionally, during the year ended December 31, 2011, the Company issued an aggregate of 376,991 shares of its Class A common stock in connection with the Company’s acquisitions.

During the three months ended March 31, 2012, the Company issued 674,973 shares of its Class A common stock related to vesting of RSUs. Additionally, during the three months ended March 31, 2012, the Company issued an aggregate of 13,115 shares of its Class A common stock in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan and 1,849,729 shares of its Class A common stock for general corporate purposes. The Company did not issue any shares of its Class A common stock related to the exercise of stock options during the three months ended March 31, 2012.

During the year ended December 31, 2011, the Company issued 1,937,093 and 1,803,024 shares of its Class A common stock related to vesting of RSUs and the exercise of stock options, respectively. Additionally, during the year ended December 31, 2011, the Company issued an aggregate of 25,289 shares of its Class A common stock in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan and 1,180,186 shares of its Class A common stock for general corporate purposes.

5.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $38.2 million and $16.3 million as of March 31, 2012 and December 31, 2011, respectively.

Securities owned consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Government debt	$38,235	$16,007
Equities	—	275

Total	$38,235	$16,282

As of March 31, 2012, the Company has not pledged any of the securities owned to satisfy deposit requirements at exchanges or clearing organizations.

6.	Securities Borrowed

Securities borrowed transactions are recorded at the contractual amount for which the securities will be returned plus accrued interest. As of March 31, 2012, the Company entered into securities borrowed transactions of $17.4 million to cover a failed trade, and the Company received, as collateral, government debt securities with a fair value of $17.3 million.

As of December 31, 2011, the Company had not entered into any securities borrowed transactions.

7.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments, which had a fair value of $0.3 million and $1.2 million as of March 31, 2012 and December 31, 2011, respectively, are classified as available-for-sale and accordingly recorded at fair value. During the three months ended March 31, 2012, the Company sold certain of its marketable securities for approximately $0.9 million. Unrealized gains or losses are generally included as part of “Accumulated other comprehensive loss” in the Company’s unaudited condensed consolidated statements of financial condition. When the fair value of an available-for-sale security is lower than its cost, the Company evaluates the security to determine whether the impairment is considered “other-than-temporary.” If the impairment is considered other-than-temporary, the Company records an impairment charge in the Company’s unaudited condensed consolidated statements of operations. No impairment charges were recorded for the three months ended March 31, 2012 and March 31, 2011, respectively.

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

	March 31, 2012	December 31, 2011
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$512,847	$130,675
Receivables from clearing organizations	67,324	48,681
Other receivables from broker-dealers and customers	11,328	8,060
Net pending trades	5,843	3,452
Open derivative contracts	1,268	1,185

Total	$598,610	$192,053

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$495,648	$124,282
Payables to clearing organizations	20,727	5,077
Other payables to broker-dealers and customers	13,153	14,990
Open derivative contracts	523	334

Total	$530,051	$144,683

A portion of these receivables and payables are with Cantor. See Note 12—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of March 31, 2012 have subsequently settled at the contracted amounts.

9.	Notes Receivable, Net

In connection with the Company’s agreement to acquire substantially all of the assets of Grubb & Ellis, on February 17, 2012, the Company purchased notes with a principal amount of approximately $30.0 million. The Company records interest income associated with the notes in “Interest income” on the Company’s unaudited condensed consolidated statements of operations. Total interest income recognized for the three months ended March 31, 2012 was approximately $0.4 million. The notes are recorded at fair value and recorded in “Notes receivable, net” in the Company’s unaudited condensed consolidated statements of financial condition.

10.	Derivatives

In the normal course of operations the Company enters into derivative contracts. These derivative contracts primarily consist of interest rate and foreign exchange swaps. The Company enters into derivative contracts to facilitate client transactions, to hedge principal positions and to facilitate hedging activities of affiliated companies.

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

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	March 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$1,268	$—	$1,185	$—
Foreign exchange swaps	—	523	—	334

	$1,268	$523	$1,185	$334

The notional amounts of the interest rate swaps transactions at March 31, 2012 and December 31, 2011 were $1.3 billion and $1.2 billion, respectively. These represent matched customer transactions settled through and guaranteed by a central clearing organization with a BBB credit rating.

All of the Company’s foreign exchange swaps are with Cantor. The notional amounts of the foreign exchange swap transactions at March 31, 2012 and December 31, 2011 were $497.2 million and $234.1 million, respectively.

The replacement cost of contracts in a gain position at March 31, 2012 was $1.3 million.

As described in Note 16—“Notes Payable, Collateralized and Short-Term Borrowings,” on July 29, 2011, the Company issued the 4.50% Convertible Notes containing an embedded conversion feature. The conversion feature meets the requirements to be accounted for as an equity instrument, and the Company classifies the conversion feature within additional paid-in capital in the Company’s unaudited condensed consolidated statements of financial condition. The embedded conversion feature was measured in the amount of approximately $19.0 million on a pre-tax basis ($16.1 million net of taxes and issuance costs) at the issuance of the 4.50% Convertible Notes as the difference between the proceeds received and the fair value of a similar liability without the conversion feature and is not subsequently remeasured.

Also in connection with the issuance of the 4.50% Convertible Notes, the Company entered into capped call transactions. The capped call transactions meet the requirements to be accounted for as equity instruments, and the Company classifies the capped call transactions within additional paid-in capital in the Company’s unaudited condensed consolidated statements of financial condition. The purchase price of the capped call transactions resulted in a decrease to additional paid-in capital of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis) at the issuance of the 4.50% Convertible Notes, and such capped call transactions are not subsequently remeasured.

11.	Fair Value of Financial Assets and Liabilities

The following tables set forth by level within the fair value hierarchy financial assets and liabilities, including marketable securities and those pledged as collateral, accounted for at fair value under FASB guidance at March 31, 2012 (in thousands):

	Assets at Fair Value at March 31, 2012 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$38,235	$—	$—	$—	$38,235
Notes receivable, net	—	25,492	—	—	25,492
Marketable securities	291	—	—	—	291
Interest rate swaps	—	1,268	—	—	1,268

Total	$38,526	$26,760	$—	$—	$65,286

	Liabilities at Fair Value at March 31, 2012 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$523	$—	$—	$523

Total	$—	$523	$—	$—	$523

(1)	As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following tables set forth by level within the fair value hierarchy financial assets and liabilities, including marketable securities and those pledged as collateral, accounted for at fair value under FASB guidance at December 31, 2011 (in thousands):

	Assets at Fair Value at December 31, 2011 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$16,007	$—	$—	$—	$16,007
Marketable securities	1,238	—	—	—	1,238
Interest rate swaps	—	1,185	—	—	1,185
Securities owned—Equities	275	—	—	—	275

Total	$17,520	$1,185	$—	$—	$18,705

	Liabilities at Fair Value at December 31, 2011 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$334	$—	$—	$334

Total	$—	$334	$—	$—	$334

(1)	As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

12.	Related Party Transactions

Service Agreements

Throughout Europe and Asia, the Company provides Cantor with administrative services, technology services and other support for which it charges Cantor based on the cost of providing such services plus a mark-up, generally 7.5%. In the U.K., the Company provides these services to Cantor through Tower Bridge. The Company owns 52% of Tower Bridge and consolidates it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In the U.S., the Company provides Cantor with technology services for which it charges Cantor based on the cost of providing such services.

The Company, together with other leading financial institutions, formed ELX Futures, L.P. (“ELX”), a limited partnership that has established a fully-electronic futures exchange. The Company now has a 49.0% voting interest in ELX and accounts for ELX under the equity method of accounting (see Note 13— “Investments” for more details). During the three months ended March 31, 2012, the Company made a $16.0 million equity investment in ELX. During the three months ended March 31, 2011, the Company made no equity investments in ELX. The Company has entered into a technology services agreement with ELX pursuant to which the Company provides software technology licenses, monthly maintenance support and other technology services as requested by ELX. For the three months ended March 31, 2012 and 2011, the Company recognized related party revenues of $12.5 million and $15.4 million, respectively, for the services provided to Cantor and ELX. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended March 31, 2012 and 2011, the Company was charged $7.5 million and $7.2 million, respectively, for the services provided by Cantor and its affiliates, of which $4.0 million and $4.6 million, respectively, were to cover compensation to leased employees for the three months ended March 31, 2012 and 2011. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

As of March 31, 2012 and 2011, Cantor’s share of the net loss in Tower Bridge was $0.6 million and $0.1 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Receivables from and Payables to Related Broker-Dealers

Amounts due from or to Cantor and Freedom International Brokerage are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of March 31, 2012 and December 31, 2011, the Company had receivables from Cantor and Freedom International Brokerage of $3.3 million and $3.7 million, respectively. As of March 31, 2012 and December 31, 2011, the Company had $0.5 million and $0.3 million, respectively, payable to Cantor related to open derivative contracts.

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

As of March 31, 2012 and December 31, 2011, the aggregate balance of these employee loans was $198.2 million and $192.7 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the three months ended March 31, 2012 and 2011, was $7.0 million and $8.9 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010 BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $3.3 million for both the three months ended March 31, 2012 and 2011. See Note 16—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information.

Controlled Equity Offerings/Payment of Commissions to CF&Co

As discussed in Note 4—“Unit Redemptions and Stock Transactions,” the Company has entered into controlled equity offering agreements with CF&Co, as the Company’s sales agent. For the three months ended March 31, 2012 and 2011, the Company was charged approximately $0.6 million and $0.2 million, respectively, for services provided by CF&Co. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

Cantor Rights upon Redemption of Founding/Working Partner Units by BGC Holdings

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

During the three months ended March 31, 2012, in connection with the redemption by BGC Holdings of an aggregate of 397,825 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $1,146,771, Cantor purchased 397,825 exchangeable limited partnership units from BGC Holdings for an aggregate of $1,146,771. The redemption of the non-exchangeable founding partner units and issuance of an equal number of exchangeable limited partnership units did not change the fully diluted number of shares outstanding. In addition, pursuant to the Sixth Amendment to the BGC Holdings Limited Partnership Agreement, on March 13, 2012, Cantor purchased 488,744 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $1,449,663 in connection with the grant of exchangeability and exchange of 488,744 founding partner units. Such exchangeable limited partnership units are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of Class A common stock of the Company.

As of March 31, 2012, there were no non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets, of up to $5.0 million in the aggregate; such arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. A $2.0 million increase in this amount was authorized on November 1, 2010. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended March 31, 2012 and 2011, the Company made $0.4 million and $0.5 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of March 31, 2012, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company will be utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended March 31, 2012, the Company recognized its share of foreign exchange gain of $0.2 million. This gain is included as part of “Other revenues” in the Company’s unaudited condensed consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

During the year ended December 31, 2011, the Company issued 9,000,000 shares of Class A common stock to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. In addition, during the year ended December 31, 2011, the Company issued 9,000,000 shares of Class B common stock to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. These issuances did not impact the total number of shares and units outstanding. As a result of these exchanges and the transactions described above, as of March 31, 2012, Cantor held an aggregate of 48,748,773 Cantor units. (See Note 4—“Unit Redemptions and Stock Transactions.”)

On October 14, 2011, the Company completed the acquisition of Newmark (see Note 15—“Goodwill and Other Intangible Assets, Net”). In connection with this acquisition, the Company paid an advisory fee of $1.4 million to CF&Co. This fee was recorded as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

During the year ended December 31, 2011, Howard W. Lutnick, the Company’s Chief Executive Officer, exercised an employee stock option with respect to 1,500,000 shares of Class A common stock at an exercise price of $5.10 per share. The exercise price was paid in cash from Mr. Lutnick’s personal funds.

During the year ended December 31, 2011, other executive officers of the Company exercised employee stock options with respect to 152,188 shares of Class A common stock at an average exercise price of $5.10 per share. A portion of these shares were withheld to pay the option exercise price and the applicable tax obligations. During the year ended December 31, 2011, these executive officers sold 6,454 of these shares of Class A common stock that they acquired upon exercise of options to the Company at an average price of $8.50 per share.

During the three months ended March 31, 2012, the Company repurchased 44,013 shares of Class A common stock, at an average price of $7.66 per share. An aggregate of 41,523 of such shares were purchased from Stephen M. Merkel, the Company’s Executive Vice President, General Counsel and Secretary, and certain family trusts.

During the year ended December 31, 2011, the Company repurchased 60,929 shares of Class A common stock, at an average price of $6.43 per share, from a director, executive officers, and employees of the Company.

During the three months ended March 31, 2012, the Company issued and donated an aggregate of 1,050,000 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day, which shares are expected to be registered for resale by the Relief Fund.

13.	Investments

The Company’s investments consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Equity method investments	$34,283	$20,367

On March 28, 2012, the Company made a further equity investment of $16.0 million in ELX. As a result of the additional equity investment and certain related transactions, (i) the Company’s voting and equity interests in ELX increased from 26.3% each to 49.0% and 56.7%, respectively, and (ii) the Company has been granted the authority to manage and conduct the day-to-day business, operations and affairs of ELX, subject to the oversight and control of the supervisory board.

The Company’s share of losses related to its investments was $2.5 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively. The Company’s share of the losses is reflected in “Losses on equity investments” in the Company’s unaudited condensed consolidated statements of operations.

14.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Computer and communications equipment	$202,485	$198,322
Software, including software development costs	143,080	138,845
Leasehold improvements and other fixed assets	114,052	111,573

	459,617	448,740
Less: accumulated depreciation and amortization	324,049	312,672

Fixed assets, net	$135,568	$136,068

Depreciation expense was $8.9 million and $8.4 million for the three months ended March 31, 2012 and 2011, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

In accordance with FASB guidance, the Company capitalizes qualifying computer software development costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended March 31, 2012 and 2011, software development costs totaling $4.0 million and $3.3 million, respectively, were capitalized. Amortization of software development costs totaled $2.7 million and $2.9 million for the three months ended March 31, 2012 and 2011, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.8 million were recorded for the three months ended March 31, 2012, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

15.	Goodwill and Other Intangible Assets, Net

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

During the three months ended March 31, 2012, the Company purchased a majority interest in another affiliated company of Newmark for a total purchase price of approximately $1.5 million. As a result of such transaction, the Company recognized additional goodwill of approximately $0.8 million. Also during the three months ended March 31, 2012, the Company purchased additional noncontrolling interests related to Newmark for approximately $1.5 million.

The Company has made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date. The Company expects to finalize its analysis of the intangible assets and receivables (including contingent receivables) acquired within the first year of the acquisition, and therefore adjustments to goodwill, intangible assets, brokerage receivables and commissions payable may occur.

The results of operations of Newmark have been included in the Company’s unaudited condensed consolidated financial statements subsequent to its acquisition.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 were as follows (in thousands):

Balance at December 31, 2011	$141,142
Additional goodwill related to Newmark	810
Cumulative translation adjustment	227

Balance at March 31, 2012	$142,179

Other intangible assets consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Definite life intangible assets:
Patents	$36,123	$35,944
Customer base/relationships	15,339	15,280
Internally developed software	5,722	5,722
Noncompete agreements	3,418	3,418
All other	3,786	3,778

Total gross definite life intangible assets	64,388	64,142
Less: accumulated amortization	53,939	52,996

Net definite life intangible assets	10,449	11,146

Indefinite life intangible assets:
Trade name	4,350	4,348
Horizon license	1,500	1,500

Total net intangible assets	$16,299	$16,994

Intangible amortization expense was $0.9 million for each of the three months ended March 31, 2012 and 2011. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

16.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
8.75% Convertible Notes	$150,000	$150,000
4.50% Convertible Notes	140,058	138,976
Collateralized borrowings	48,239	42,940
Short-term borrowings	60,000	13,600

Total	$398,297	$345,516

Senior Notes and Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are currently convertible into 22.7 million shares of Class A common stock. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.3 million for each of the three months ended March 31, 2012 and 2011.

The 8.75% Convertible Notes are currently convertible, at the holder’s option, at a conversion rate of 151.4740 shares of Class A common stock per $1,000 principal amount of notes, subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”). The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $2.9 million for the three months ended March 31, 2012. There was no interest expense related to the 4.50% Convertible Notes for the three months ended March 31, 2011.

The 4.50% Convertible Notes are currently convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. This conversion rate is equal to a conversion price of approximately $9.84 per share, a 20% premium over the $8.20 closing price of BGC’s Class A common stock on the NASDAQ on July 25, 2011. Upon conversion, the Company will pay or deliver, cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. The 4.50% Convertible Notes are currently convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected generally to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions (which corresponds to the initial conversion price of the 4.50% Convertible Notes and is subject to certain adjustments similar to those contained in the 4.50% Convertible Notes). The capped call transactions have a cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011). The purchase price of the capped call transactions resulted in a decrease to additional paid-in capital of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 16.3 million shares of BGC’s Class A common stock.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Principal amount of debt component	$160,000	$160,000	$150,000	$150,000
Unamortized discount	(19,942)	(21,024)	—	—
Carrying amount of debt component	140,058	138,976	150,000	150,000
Carrying amount of equity component	18,972	18,972	—	—
Effective interest rate	7.61%	7.61%	8.75%	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016	4/15/2015	4/15/2015
Conversion price	$9.84	$9.84	$6.60	$6.66
Number of shares to be delivered upon conversion	16,260,160	16,260,160	22,721,096	22,508,095
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—	$18,363	$—

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the three months ended		For the three months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Coupon interest	$1,800	$—	$3,281	$3,281
Amortization of discount	1,082	—	—	—

Total interest expense	$2,882	$—	$3,281	$3,281

Collateralized Borrowings

On various dates beginning in 2009 and most recently on February 1, 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets in exchange for loans. The secured loan arrangements have fixed rates between 2.62% and 8.09% per annum and are repayable in consecutive monthly installments with the final payments due in February 2016. The outstanding balance of the secured loan arrangements was $28.4 million and $20.6 million as of March 31, 2012 and December 31, 2011, respectively. The value of the fixed assets pledged was $24.7 million and $18.0 million as of March 31, 2012 and December 31, 2011, respectively. The secured loan arrangements are guaranteed by the Company. The Company recorded interest expense related to the secured loan arrangements of $0.4 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

On various dates during the years ended December 31, 2011 and 2010, the Company sold certain furniture, equipment and software for $34.2 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $19.8 million and $22.4 million as of March 31, 2012 and December 31, 2011, respectively. The value of the fixed assets pledged was $14.5 million and $17.0 million as of March 31, 2012 and December 31, 2011, respectively. The Company recorded interest expense of $0.3 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

Because assets revert back to the Company at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser is included in the Company’s unaudited condensed consolidated statements of financial condition as a financing obligation, and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets will continue to be charged to “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Credit Agreement

On June 23, 2011, the Company entered into a credit agreement with a third party (the “Credit Agreement”) which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013. Borrowings under the Credit Agreement will bear interest at a per annum rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the prime rate as established by the Administrative Agent from time to time, (ii) the average federal funds rate plus 0.5%, and (iii) the reserve adjusted one month LIBOR reset daily plus 1.0%, or (b) the reserve adjusted LIBOR for interest periods of one, two, three or six months, as selected by the Company, in each case plus an applicable margin. The applicable margin will initially be 2.0% with respect to base rate borrowings in (a) above and 3.0% with respect to borrowings selected as LIBOR borrowings in (b) above, but may increase to a maximum of 3.0% and 4.0%, respectively, depending upon the Company’s credit rating. The Credit Agreement also provides for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement requires that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provides for certain financial covenants, including minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. The Credit Agreement also contains certain other affirmative and negative covenants. As of March 31, 2012, there was $60.0 million in borrowings outstanding under the Credit Agreement. The Company recorded interest expense related to the Credit Agreement of $0.1 million for the three months ended March 31, 2012. There was no interest expense related to the Credit Agreement for the three months ended March 31, 2011.

17. Compensation

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2011	45,814,354
Granted	10,236,068
Redeemed/Exchanged units	(3,273,095)
Forfeited units	(407,496)

Balance at March 31, 2012	52,369,831

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). Upon grant of exchangeability, the limited partnership units are cancelled, and the partner is granted a partnership unit that is exchangeable for shares of the Company’s Class A common stock. At the time exchangeability is granted, the Company recognizes an expense based on the fair value of the award on that date, which is included in “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended March 31, 2012 and 2011, the Company granted exchangeability on 3.9 million and 1.1 million limited partnership units for which the Company incurred compensation expense of $25.9 million and $11.0 million, respectively.

The number of unvested limited partnership units as of March 31, 2012 and December 31, 2011 was 2.9 million and 2.6 million, respectively.

As of March 31, 2012 and December 31, 2011, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 2.4 million and 1.8 million, respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest over three years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of $0.3 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the notional value of the applicable limited partnership units was $37.8 million and $37.6 million, respectively. As of March 31, 2012 and December 31, 2011, the aggregate estimated fair value of the limited partnership units held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was $16.7 million and $16.5 million, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2011	2,721,820	$5.96	1.76
Granted	205,663	4.56
Delivered units	(882,044)	4.84
Forfeited units	(71,916)	6.59

Balance at March 31, 2012	1,973,523	$6.29	1.65

The fair value of RSUs awarded to employees and directors is determined on the date of grant based on the market value of Class A common stock (adjusted if appropriate based upon the award’s eligibility to receive dividends), and is recognized, net of the effect of estimated forfeitures, ratably over the vesting period. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of Class A common stock upon completion of the vesting period.

During the three months ended March 31, 2012 and 2011, the Company granted 0.2 million and 0.8 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $0.9 million and $6.9 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two to four-year period.

For RSUs that vested during the three months ended March 31, 2012, the Company withheld shares valued at $1.4 million to pay payroll taxes due at the time of vesting.

As of March 31, 2012 and December 31, 2011, the aggregate estimated grant date fair value of outstanding RSUs was approximately $12.4 million and $16.2 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $2.9 million and $2.2 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was approximately $7.6 million of total unrecognized compensation expense related to unvested RSUs.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	8,256,066	$14.07	2.9	$—
Granted	—	—
Exercised options	—	—
Forfeited options	(93,227)	9.13

Balance at March 31, 2012	8,162,839	$14.13	2.7	$15,000

Options exercisable at March 31, 2012	8,162,839	$14.13	2.7	$15,000

The Company did not grant any stock options during the three months ended March 31, 2012 and 2011. During the three months ended March 31, 2012, there were no exercises of options. During the three months ended March 31, 2011, the aggregate intrinsic value of options exercised was $6.4 million, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. Cash received from option exercises during the three months ended March 31, 2011 was $7.7 million.

The Company did not record any compensation expense related to stock options for the three months ended March 31, 2012 and 2011, as all of these options vested in prior years. As of March 31, 2012, there was no unrecognized compensation expense related to unvested stock options.

18.	Commitments, Contingencies and Guarantees

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

Employment, Competitor-Related and Other Litigation

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

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against us. In its complaint, TT alleged that the Company infringed two of TT’s patents. TT later added eSpeed International Ltd., ECCO LLC and ECCO Ware LLC as defendants. On June 20, 2007, the Court granted eSpeed’s motion for partial summary judgment on TT’s claims of infringement covering the then current versions of certain products. As a result, the remaining products at issue in the case were the versions of the eSpeed and ECCO products that have not been on the market in the U.S. since around the end of 2004. After a trial, a jury rendered a verdict that eSpeed and ECCO willfully infringed. The jury awarded TT damages in the amount of $3.5 million against ECCO and eSpeed. Thereafter, the Court granted eSpeed’s motion for directed verdict that eSpeed’s infringement was not willful as a matter of law, and denied eSpeed’s general motions for directed verdict and for a new trial. eSpeed’s remittitur motion was conditionally granted in part. TT indicated by letter that it accepted the remittitur, which would reduce the total principal amount of the verdict to $2.5 million. Although ultimately the Court’s “Final Judgment in a Civil Case” contained no provision for monetary damages, TT’s motion for pre-judgment interest was granted, and interest was set at the prime rate, compounded monthly. On May 23, 2008, the Court granted TT’s motion for a permanent injunction and on June 13, 2008 denied its motion for attorneys’ fees. On July 16, 2008, TT’s costs were assessed by the Court clerk in the amount of $3.3 million against eSpeed. eSpeed filed a motion to strike many of these costs, which a Magistrate Judge said on October 29, 2010 should be assessed at $0.4 million. The Company has asked the District Court to reduce that amount. Both parties appealed to the United States Court of Appeals for the Federal Circuit, which issued an opinion on February 25, 2010, affirming the District Court on all issues presented on appeal. The mandate of the Court of Appeals was issued on April 28, 2010.

On June 9, 2010, TT filed in the District Court a “Motion to Enforce the Money Judgment.” The Company has opposed this motion on the ground that no money judgment was entered prior to the taking of the appeal by TT. A Magistrate Judge concluded there was no money judgment, but on its own initiative recommended the District Court amend the Final Judgment to include damages in the principal amount of $2.5 million. On March 29, 2011, the District Court affirmed. The parties subsequently stipulated to a further amendment to the judgment to apportion this amount in accordance with the remitted jury verdict between eSpeed. The Company reserved its rights with respect to this amended judgment and on May 27, 2011 filed an appeal of the amended judgment, which remains pending. The Company may be required to pay TT damages and/or certain costs. The Company has accrued the amount of the District Court jury’s verdict as remitted plus interest and a portion of the preliminarily assessed costs that the Company believes would cover the amount if any were actually awarded.

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

The parties stipulated to consolidate the FINRA Arbitration with five other related arbitrations (FINRA Case Nos. 09-04807, 09-04842, 09-06377, 10-00139 and 10-01265)—two arbitrations previously commenced against Tullett Liberty by certain of its former brokers now employed by BGC Financial, as well as three arbitrations commenced against BGC Financial by brokers who were previously employed by BGC Financial before returning to Tullett Liberty. FINRA consolidated them. BGC Financial and the employees filed their Statement of Answer and BGC’s Statement of Counterclaim. Tullett Liberty responded to BGC’s Counterclaim. Tullett filed an action in the Supreme Court, New York County against three of BGC’s executives involved in the recruitment in the New York metropolitan area. Tullett agreed to discontinue the action in New York state court and add these claims to the FINRA Arbitration. Tullett and the Company have also agreed to join Tullett’s claims against BGC Capital Markets, L.P. to the FINRA Arbitration. The hearings in the FINRA Arbitration and the arbitrations consolidated therewith were scheduled to begin in mid-April 2012.

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

In November 2010, the Company’s affiliates filed three proceedings against Tullett Prebon Information (C.I.) Ltd and certain of its affiliates. In these proceedings, the Company’s affiliates seek to recover hundreds of millions of dollars relating to Tullett’s theft of BGCantor Market Data’s proprietary data. BGCantor Market Data (and two predecessors in interest) seek contractual damages and two of the Company’s brokerage affiliates seek disgorgement of profits due to unfair competition. An award has been rendered in the arbitration by BGCantor Market Data (and two predecessors in interest) in favor of the Company in the approximate amount of $0.8 million. The Company has moved to vacate the award because of its failure to award attorneys’ fees and award a greater amount in damages. Tullett has moved to confirm the award.

On March 9, 2012, a purported derivative action was filed in the Supreme Court of the State of New York, County of New York captioned International Painters and Allied Trades Industry Pension Fund, etc. v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 650736-2012, which suit alleges that the terms of the April 1, 2010 8.75% Convertible Notes issued to Cantor were unfair to the Company, the Company’s Controlled Equity Offerings unfairly benefited Cantor at the Company’s expense and the August 2011 amendment to the change in control agreement of Mr. Lutnick was unfair to the Company. It seeks to recover for the Company unquantified damages, disgorgement of payments received by defendants, a declaration that the 8.75% Convertible Notes are void and attorneys’ fees. On April 2, 2012, a purported derivative action was filed in the Court of Chancery of the State of Delaware captioned Samuel Pill v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Civil Action No. 7382-CS, which suit alleges that the terms of the April 1, 2010 8.75% Convertible Notes issued to Cantor were unfair to the Company, the Company’s Controlled Equity Offerings unfairly benefited Cantor at the Company’s expense and the August 2011 amendment to the change in control agreement of Mr. Lutnick was unfair to the Company. It seeks to recover for the Company unquantified damages, disgorgement of payments received by defendants, a declaration that the 8.75% Convertible Notes are void and attorneys’ fees. This Complaint was subsequently amended to delete any claim for relief in connection with the 8.75% Convertible Notes. Responses to both complaints are not yet due. The Company believes that each of these allegations is without merit and intends to defend against them vigorously.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of March 31, 2012, the Company was contingently liable for $2.0 million under these letters of credit.

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

19.	Income Taxes

The Company’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners, (see Note 2 — “Limited Partnership Interests in BGC Holdings” for discussion of partnership interests) rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. No deferred U.S. federal income taxes have been provided for the undistributed foreign corporate earnings since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of March 31, 2012, the Company had $3.3 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of March 31, 2012, we had approximately $0.5 million of accrued interest related to uncertain tax positions. During the three months ended March 31, 2012, the Company did not have any material charges with respect to interest and penalties.

20.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2012, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the U.K. Financial Services Authority (“FSA”) and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of March 31, 2012, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2012, $331.9 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $154.3 million.

21.	Segment and Geographic Information

Segment Information

The Company currently operates its business in one reportable segment, that of providing brokerage services to the financial markets, integrated voice and electronic brokerage and trade execution services in a broad range of products and services, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commercial real estate, commodities, futures and structured products.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three months ended March 31, 2012 and 2011, and information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net, fixed assets, net, certain other investments, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in the geographic areas as of March 31, 2012 and December 31, 2011, were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
United States	$145,197	$97,217
United Kingdom	143,015	161,889
Asia	56,778	57,761
France	28,523	28,654
Other Americas	11,888	10,987
Other Europe/MEA	9,560	8,515

Total revenues	$394,961	$365,023

	March 31,	December 31,
	2012	2011
Long-lived assets:
United States	$262,401	$293,912
United Kingdom	192,652	139,741
Asia	51,086	48,338
France	10,977	10,044
Other Americas	21,148	19,556
Other Europe/MEA	9,158	9,129

Total long-lived assets	$547,422	$520,720

22.	Subsequent Events

First Quarter Dividend

On May 1, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share for the first quarter of 2012 payable on May 31, 2012 to Class A and Class B common stockholders of record as of May 17, 2012.

Acquisition of Grubb & Ellis Company

On April 13, 2012, BGC Partners completed the acquisition of substantially all of the assets of Grubb & Ellis (as defined below) (the “Closing”).

On March 27, 2012, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) approved the purchase by BGC Partners of substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries that are debtors (collectively referred to herein as “Grubb & Ellis”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) pursuant to a Second Amended and Restated Asset Purchase Agreement, dated April 13, 2012, between BGC Partners and Grubb & Ellis (the “APA”). The APA was supplemented by a Transition Services Supplement dated April 13, 2012 between BGC Partners and Grubb & Ellis (the “Supplement”) approved by the Bankruptcy Court on April 11, 2012. The Bankruptcy Court’s order approved the sale of such assets to BGC Partners free and clear of all liens, claims and encumbrances pursuant to Section 363 of the Bankruptcy Code.

Pursuant to the APA, BGC Partners agreed to purchase from Grubb & Ellis substantially all of its assets in exchange for a credit bid of (a) approximately $30.0 million in pre-bankruptcy senior secured debt (the “Prepetition Debt”) which had been purchased at a discount, and (b) approximately $5.5 million under the Debtor in Possession term loans which had previously been entered into. BGC Partners also agreed to provide the following additional consideration: (i) $16.0 million in cash to the bankruptcy estate for the benefit of Grubb & Ellis’ unsecured creditors pursuant to the Settlement Agreement (described below); (ii) payment of amounts necessary to cure defaults under executory contracts and unexpired leases that BGC Partners designates for assumption and assignment to BGC Partners; and (iii) assumption of liability for priority claims asserted by Grubb & Ellis employees for paid-time-off to the extent such claims exceed $3.0 million. BGC Partners will have the opportunity after closing to identify those contracts or real estate leases it desires to have Grubb & Ellis either assume and assign to BGC Partners or reject.

The terms of the APA were agreed to by the official committee of unsecured creditors appointed in Grubb & Ellis’ chapter 11 cases (the “Committee”) pursuant to the Stipulation and Settlement Agreement, dated as of March 21, 2012 (the “Settlement Agreement”), and so ordered by the Bankruptcy Court on March 27, 2012. The Committee also agreed as part of the Settlement Agreement to release BGC Partners and its affiliates, subsidiaries, officers, employees and other parties from all claims and causes of action that the Committee may be or become entitled to assert (directly, indirectly or derivatively through Grubb & Ellis) against BGC Partners, including, without limitation, with respect to the validity, enforceability and priority of the Prepetition Debt and the liens securing same.

The acquisition will expand the Company’s commercial real estate platform. The Company has not completed its initial purchase price allocation and therefore has not included detailed acquisition accounting information in this note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of BGC Partners, Inc.’s financial condition and results of operations should be read together with BGC Partners, Inc.’s unaudited condensed consolidated financial statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included elsewhere in this document. When used herein, the terms “BGC Partners,” “BGC,” the “Company,” “we,” “us” and “our” refer to BGC Partners, Inc., including consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2012 and 2011. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

Overview and Business Environment

BGC Partners is a leading global brokerage company primarily servicing the wholesale financial markets. The Company specializes in the brokering of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commercial real estate, commodities, futures, and structured products. BGC Partners also provides a full range of financial services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through its eSpeed, BGC Trader™ and BGC Market Data brands, BGC Partners offers financial technology solutions, market data, and analytics related to select financial instruments and markets.

In the second quarter of 2012, the Company completed the acquisition of substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries (“Grubb & Ellis”) and has been integrating the Grubb & Ellis assets with its Newmark Knight Frank brand. The resulting brand, Newmark Grubb Knight Frank, is a full-service commercial real estate platform. Through this Newmark Grubb Knight Frank brand, the Company offers commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and financial services, consulting, project and development management, and property and facilities management.

BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. Named after fixed income trading innovator B. Gerald Cantor, BGC has offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Chicago, Copenhagen, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich. The Company expects to have additional offices as it integrates the Grubb & Ellis business. The Company is in the process of transitioning hundreds of brokers that it is interested in hiring from the Grubb & Ellis bankruptcy estate to entities that it owns. While the Company has executed employment and partnership arrangements with a significant number of brokers, the Company is operating under a transition services agreement with the estate to assist with the process and expects over time to complete the transfer to its partnership and employment arrangement with respect to many of the remaining brokers. In the interim, the Company is entitled to the revenues and is responsible for the expenses of these brokers under the transition services agreement. No assurance can be given that the Company will be able to successfully hire some or many of the remaining brokers.

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

Some of these main drivers had a positive impact, on our results in the first quarter of 2012 compared to the year earlier period, while others had a negative impact.

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

During the first quarter of 2012, industry volumes generally declined year-over-year for many of the OTC and listed products we broker in Rates, Credit, Foreign Exchange and Equities. This was due in large part to volatility being lower than the 10-year average in these asset classes during the quarter. For example, a broader measure of volatility across rates, credit, FX, equities, and other markets is Bank of America Merrill Lynch’s Global Financial Stress Index (“GFSI”). It averaged approximately 0.67 over the last five years, and has been as high as 3.01 during the second half of 2008, but averaged only 0.32 during the first quarter of 2012. In Real Estate, the overall industry volumes were more favorable for our business in the first quarter. These industry volumes are generally good proxies for the volumes across our five asset class categories. Below is a discussion of the volume and growth drivers of our various brokerage product categories.

Rates Volumes and Volatility

BGC’s Rates business is particularly influenced by the level of sovereign debt issuance globally, and over the past year this issuance has generally continued to grow, though with some pullback in 2011. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), gross U.S. Treasury issuance, increased by approximately 21% compared year-over-year in the first quarter of 2012, although it was down by approximately 16% for all of 2011.

Rates volumes are also influenced by market volatility, and such volatility has been dampened in recent months due to quantitative easing undertaken by the U.S. Federal Reserve and other central banks. Quantitative easing entails the central banks buying government securities or other securities in the open market – particularly longer-dated instruments – in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade and are not hedged – thus lowering Rates volumes across cash and derivatives markets industry-wide. As of April 25, 2012, the U.S. Federal Reserve had over $2.2 trillion worth of long-dated U.S. Treasury and Federal Agency securities, compared with $1.7 trillion at the beginning of 2011, $1.4 trillion at the beginning of 2010, and less than $20 billion at the beginning of 2009. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past three years.

Largely as a result of quantitative easing, and the short-term decline in U.S. Treasury issuance in 2011, the U.S. Federal Reserve reported that U.S. Treasury average daily volumes traded by primary dealers decreased by 11% year-over-year in the first quarter of 2012, while volumes for CME Treasury, Eurodollar futures and Eurex Bond futures declined by 14%, 19%, and 21%, respectively. BGC’s fully electronic Rates notional volumes decreased by 14% year-over-year in the first quarter of 2012, in-line with the overall industry, while our Rates revenues were down by 3.9%.

Analysts and economists expect sovereign debt issuance to remain at these high levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For instance, according to the Congressional Budget Office (the “CBO”), U.S. federal debt will be 73% for fiscal year 2012, and between 62% and 94% of GDP at the end of fiscal year 2022, versus 36% at the end of fiscal year 2007. Similarly, the European Commission reports that, in the aggregate, European Union (“EU 27”) government debt as a percent of GDP will have increased from 59% in 2007 to 83% by 2011. Meanwhile, analysts expect that the effects of various forms of quantitative easing will continue to impact markets for at least the next few quarters, because economic growth remains weak in most G-20 nations. As a result, we expect long term tailwinds in our Rates business from continuing high levels of government debt, but near term headwinds due to quantitative easing.

Credit Volumes

The cash portion of BGC’s Credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. BGC’s Credit revenues decreased in the first quarter of 2012 compared to the first quarter of 2011, reflecting an industry-wide softening in corporate bond and credit derivative activity. For example, TRACE eligible corporate securities volumes were up by less than 1% year-over-year in the first quarter of 2012, while DTCC total credit derivatives notional amount outstanding was down by 3% year-over-year at quarter end. With revenues up by approximately 20% year-over-year in the first quarter of 2012, BGC’s fully electronic Credit desks did, however, continue to outperform the overall market. Our overall Credit revenues declined by 3.2% over the same timeframe.

Foreign Exchange Volumes and Volatility

The overall FX market saw decreased volatility industry-wide. For example, CVIX (the Deutsche Bank Currency Volatility Index) has averaged approximately 12 over the past five years. It has been as high as 24 in the fourth quarter of 2008 and above 15 in more recent periods of market uncertainty. In the first quarter of 2012, it was just over ten on average. This was partially a result of the central banks of Japan and Switzerland in the currency markets to keep the Yen and Franc, respectively, from appreciating. Because of these factors, overall industry volumes were mostly down in the first quarter compared to a year earlier. CLS Group (“CLS”), which settles the majority of bank-to-bank spot and forward FX transactions, reports that its average daily value traded grew by 6% year-over-year in the first quarter of 2012, while CME FX futures and EBS spot FX volumes were down by 12% and 19%, respectively. With respect to BGC’s FX business, our revenues and volumes compared favorably to corresponding industry figures in the first quarter of 2012: our overall FX revenues were up 8.3%, while our fully electronic FX volumes and revenues were both up by approximately 46% year-over-year.

Equity-Related Volumes and Volatility

BGC’s revenues from Equities and Other Asset Classes were negatively impacted in the first quarter of 2012 due in part to lower global equity cash and derivatives and energy-related volumes, due largely to decreased volatility. The Chicago Board Options Exchange Volatility Index (“VIX”) is a common measure of equity market volatility. It has averaged approximately 22 over the past ten years and approximately 26 over the past five, reaching as high as 80s during the 2008 Lehman/AIG et al crises and the 40-50 range in more recent crises such as the May 2010 so-called “flash crash.” VIX averaged 18 in the first quarter of 2012. As a result, during the first quarter of 2012, overall European and U.S. equity derivatives volumes were generally down year-over-year. For example, equity derivatives volumes (including indices) as reported by the Options Clearing Corporation, Eurex, Euronext, and CME were down by approximately 8%, 20%, 4%, and 25%, respectively, all when compared to the first quarter of 2011. Energy and commodity volumes as reported by ICE and CME were down slightly year-over-year during this timeframe. Overall, BGC’s Equities and Other Asset Classes business declined by 9.8% year-over-year.

Real Estate Metrics

On October 14, 2011, BGC acquired all of the outstanding shares of Newmark & Company Real Estate, Inc., plus a controlling interest in its affiliated companies. After the close of the first quarter, on April 13, 2012, BGC acquired substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries (collectively “Grubb & Ellis”). Newmark & Company Real Estate, Inc., Grubb & Ellis, and certain independently-owned partner offices of the two, operate as “Newmark Grubb Knight Frank” in the Americas, and are associated with London-based Knight Frank. BGC’s discussion of financial results for “Newmark Grubb Knight Frank” or “Real Estate” reflect only those businesses owned by BGC and do not include the results for independently-owned partner offices or for Knight Frank.

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

Although overall industry metrics are not as highly correlated to our quarterly revenues and Real Estate as they are in Rates, Credit, Foreign Exchange, and Equities, they do provide some indication for general direction of the business. According to Newmark Grubb Knight Frank Research, the overall vacancy rate for office properties in the nation’s key markets improved by 3.1% year-over-year to 16.2% from 16.8% in the first quarter of 2011, and is at the lowest level since late 2009. The national vacancy rate for industrial properties was 12.1% in the first quarter of 2012, an improvement on the 13.3% rate measured one year ago. Rents for all property types in the U.S. continued to improve modestly. CoStar Group (a leading provider of information and analytic services) reported similar improvements in vacancy rates and rents for the national office, industrial, and retail markets. CoStar Commercial Repeat-Sale Composite Index (a comprehensive measure of commercial real estate prices in the United States) showed prices up 4% year-over-year as February 29, 2012. According to commercial property research firm Real Capital Analytics, sales volume for U.S. office properties increased 40% in 2011 compared to 2010, while industrial volume increased 37% and retail volume increased 52%.

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

The combination of more market acceptance of hybrid and fully electronic trading and BGC Partners’ competitive advantage in terms of technology and experience has contributed to our strong gains in e-broking. During the first quarter of 2012, we continued to invest in hybrid and fully electronic technology broadly across our product categories.

BGC’s fully electronic notional volumes for the first quarter of 2012 were down 10.3% year-over-year while quarterly fully electronic brokerage revenues increased by 4.0%. E-broking represented 9.4% of brokerage revenues in the first quarter of 2012, compared with 10.0% in the year earlier period. The growth in fully electronic revenues was driven by increased FX and Credit brokerage, partially offset by a decline in Rates. The decline in e-broking as a percent of revenue is due to the addition of Real Estate, which is an entirely voice-brokered industry.

As we continue to roll out BGC Trader and Volume Match to more of our desks, we expect our strong hybrid and fully electronic trading performance to continue.

Regulatory Environment

In the case of our financial intermediary businesses, regulators and legislators in the U.S. and EU continue to craft new laws and regulations for the global OTC derivatives markets, including, most recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act. The new rules and proposals for rules have mainly called for additional transparency, position limits and collateral or capital requirements, as well as for central clearing of most standardized derivatives. We believe that uncertainty around the final form such new rules might take may have negatively impacted trading volumes in certain markets in which we broker. We believe that it is too early to comment on specific aspects of the U.S. regulations as rules are still being created, and much too early to comment on laws not yet passed in Europe. However, we generally believe the net impact of the rules and regulations will be positive for our business.

From time to time, we and our “associated persons” have been and are subject to periodic examinations, inspections and investigations that have and may result in significant costs and possible disciplinary actions by our regulators, including the Securities and Exchange Commission (the “SEC”), the Commodities Futures Trading Commission (the “CFTC”), the U.K. Financial Services Authority (the “FSA”), self-regulatory organizations and state securities administrators.

The FSA’s periodic Advanced, Risk-Responsive Operating Frame Work (“ARROW”) risk assessment of our U.K. group’s regulated businesses identified certain weaknesses in our U.K. group’s risk, compliance and control functionality, including governance procedures. In accordance with its normal process, the FSA provided us with an initial written mitigation program regarding the foregoing. In response to this we retained an international accounting firm and U.K. counsel to assist us with a wide program of remediation to address the points raised.

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

A significant number of outputs from the remediation program were delivered to the FSA in December 2011. The FSA responded positively, and on March 1, 2012, the FSA confirmed that it had relaxed the voluntary undertaking of BGC Brokers L.P., a U.K. subsidiary of the Company. With respect to acquisitions, new business lines or material change in its risk profile, members of the BGC European Group intend to provide prior notice to the FSA so as to determine that it has no objection. At around the same time that the voluntary undertaking was relaxed, the FSA presented us with the second part of the risk mitigation program, although the majority of the items presented have either already been remediated or form part of an existing work plan. The items identified are scheduled to be completed within 2012.

The FSA has indicated that through the use of a skilled person’s report, we will seek to test the embeddedness progress of the remediation work in the second half of the year as the Company continues to remediate the areas indicated by the FSA in its recent reviews and will continue to dedicate time, resources and funds to such efforts. The Company is scheduled to undergo its periodic ARROW risk assessment in the fourth quarter. We do not anticipate that the current costs in connection with the FSA remedial work or the ARROW risk assessment will have a material adverse effect on our businesses, financial condition, results of operations or prospects.

Liquidity and Capital Resources

During the year ended December 31, 2011, the Company entered into a credit agreement with a third party (the “Credit Agreement”) which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013 (for a detailed description of this facility, see Note 16—“Notes Payable, Collateralized and Short-Term Borrowings” to the Company’s unaudited condensed consolidated financial statements). The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing the Company’s existing businesses and operations, expanding its businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of its Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in the Company’s subsidiaries. As of March 31, 2012, the Company had $60.0 million in borrowings outstanding under the Credit Agreement. We expect short-term borrowings to increase in the near term.

In addition, on July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”). For a complete description of these notes, see Note 16—“Notes Payable, Collateralized and Short-Term Borrowings” to the Company’s unaudited condensed consolidated financial statements.

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

As of March 31, 2012, our front-office headcount was up by 26.3% year-over-year to 2,170 brokers and salespeople. For the three months ended March 31, 2012, average revenue generated per broker or salesperson was approximately $180,000, down approximately 14.7% from the three months ended March 31, 2011 when it was approximately $211,000.

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

On October 14, 2011, BGC acquired all of the outstanding shares of Newmark & Company Real Estate, Inc., plus a controlling interest in its affiliated companies.

The aggregate purchase price paid by BGC to the former shareholders of Newmark & Company Real Estate consisted of approximately $63.0 million in cash and approximately 339 thousand shares of BGC’s Class A common stock. The former shareholders of Newmark will also be entitled to receive up to an additional approximately 4.83 million shares of BGC’s Class A common stock over a five-year period if Newmark achieves certain enumerated gross revenue targets post-closing. The former shareholders of Newmark have also agreed to transfer their interests in certain other related companies for nominal consideration at the request of BGC. The Company expects to purchase the non controlling interest in certain Newmark regional offices at a later date. Cantor Fitzgerald & Co. (“CF&Co”), an affiliate of Cantor, acted as an advisor to BGC in connection with this transaction.

On April 13, 2012, BGC completed the acquisition of substantially all of the assets of Grubb & Ellis (the “Closing”).

On March 27, 2012, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) approved the purchase by BGC Partners of substantially all of the assets of Grubb & Ellis under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) pursuant to a Second Amended and Restated Asset Purchase Agreement, dated April 13, 2012, between BGC Partners and Grubb & Ellis (the “APA”). The APA was supplemented by a Transition Services Supplement dated April 13, 2012 between BGC Partners and Grubb & Ellis (the “Supplement”) approved by the Bankruptcy Court on April 11, 2012. The Bankruptcy Court’s order approved the sale of such assets to BGC Partners free and clear of all liens, claims and encumbrances pursuant to Section 363 of the Bankruptcy Code.

Pursuant to the APA, BGC Partners agreed to purchase from Grubb & Ellis substantially all of its assets in exchange for a credit bid of (a) approximately $30.0 million in pre-bankruptcy senior secured debt (the “Prepetition Debt”) which had been purchased at a discount, and (b) approximately $5.5 million under the Debtor in Possession term loans which had previously been entered into. BGC Partners also agreed to provide the following additional consideration: (i) $16.0 million in cash to the bankruptcy estate for the benefit of Grubb & Ellis’ unsecured creditors pursuant to the Settlement Agreement (described below); (ii) payment of amounts necessary to cure defaults under executory contracts and unexpired leases that BGC Partners designates for assumption and assignment to BGC Partners; and (iii) assumption of liability for priority claims asserted by Grubb & Ellis employees for paid-time-off to the extent such claims exceed $3.0 million. BGC Partners will have the opportunity after closing to identify those contracts or real estate leases it desires to have Grubb & Ellis either assume and assign to BGC Partners or reject.

The terms of the APA were agreed to by the official committee of unsecured creditors appointed in Grubb & Ellis’ chapter 11 cases (the “Committee”) pursuant to the Stipulation and Settlement Agreement, dated as of March 21, 2012 (the “Settlement Agreement”), and so ordered by the Bankruptcy Court on March 27, 2012. The Committee also agreed as part of the Settlement Agreement to release BGC Partners and its affiliates, subsidiaries, officers, employees and other parties from all claims and causes of action that the Committee may be or become entitled to assert (directly, indirectly or derivatively through Grubb & Ellis) against BGC Partners, including, without limitation, with respect to the validity, enforceability and priority of the Prepetition Debt and the liens securing same.

The Company is in the process of transitioning hundreds of brokers that it is interested in hiring from the Grubb & Ellis bankruptcy estate to entities that it owns. While the Company has executed employment and partnership arrangements with a significant number of brokers, the Company is operating under a transition services agreement with the estate to assist with the process and expects over time to complete the transfer to its partnership and employment arrangement with respect to many of the remaining brokers. In the interim, the Company is entitled to the revenues and is responsible for the expenses of these brokers under the transition services agreement. No assurance can be given that the Company will be able to successfully hire some or many of the remaining brokers.

Financial Highlights

For the three months ended March 31, 2012, the Company had income from operations before income taxes of $18.9 million compared to $24.5 million, a decrease of $5.6 million from the year earlier period. Total revenues increased approximately $30.0 million and total expenses increased approximately $35.6 million.

Total revenues were $395.0 million and $365.0 million for the three months ended March 31, 2012 and 2011, respectively, representing an 8.2% increase. The main factors contributing to the increase were:

•	Our acquisition of Newmark, which was completed on October 14, 2011.

•	A global rebound in foreign exchange volumes as the credit crisis abated.

•	An increase in our front-office personnel from 1,718 at March 31, 2011 to 2,170 at March 31, 2012.

•	Continued selective expansion into the global markets, including new offices in Zurich and Dubai.

•

Revenues related to fully electronic trading increased 4.0% to $35.5 million for the three months ended March 31, 2012. This increase is primarily driven by significant increases in fully electronic revenues from rates and credit brokerage. Revenues related to fully electronic trading include brokerage revenues as well as certain revenues recorded in fees from related parties.

Total Compensation and employee benefits expense increased by $37.9 million or 18.1% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily related to a $25.9 million charge associated with the granting of exchangeability to limited partnership units, as well as to the increased headcount year-over-year (including as a result of the acquisition of Newmark) and our year-over-year growth in brokerage revenue, which resulted in a corresponding increase in compensation for the period.

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

Results of Operations

The following table sets forth BGC’s unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012		2011
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$272,488	69.0%	$244,714	67.0%
Principal transactions	99,745	25.2	98,109	26.9

Total brokerage revenues	372,233	94.2	342,823	93.9
Fees from related parties	12,547	3.2	15,435	4.2
Market data	4,964	1.3	4,576	1.3
Software solutions	2,449	0.6	2,133	0.6
Interest income	2,195	0.5	1,406	0.4
Other revenues	3,029	0.8	311	0.1
Losses on equity investments	(2,456)	(0.6)	(1,661)	(0.5)

Total revenues	394,961	100.0	365,023	100.0
Expenses:
Compensation and employee benefits	246,869	62.5	208,969	57.3
Allocation of net income to limited partnership units and founding/working partner units	5,980	1.5	9,200	2.5

Total compensation and employee benefits	252,849	64.0	218,169	59.8
Occupancy and equipment	36,229	9.2	29,286	8.0
Fees to related parties	3,519	0.9	2,601	0.7
Professional and consulting fees	19,319	4.9	13,341	3.7
Communications	21,958	5.6	21,330	5.8
Selling and promotion	19,446	4.9	20,186	5.5
Commissions and floor brokerage	5,680	1.4	6,095	1.7
Interest expense	7,558	1.9	4,395	1.2
Other expenses	9,491	2.4	25,081	6.9

Total expenses	376,049	95.2	340,484	93.3

Income from operations before income taxes	18,912	4.8	24,539	6.7
Provision for income taxes	7,202	1.8	7,401	2.0

Consolidated net income	11,710	3.0	17,138	4.7
Less: Net income attributable to noncontrolling interest in subsidiaries	3,521	0.9	8,472	2.3

Net income available to common stockholders	$8,189	2.1%	$8,666	2.4%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Brokerage Revenues

Total brokerage revenues increased by $29.4 million, or 8.6%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Commission revenues increased by $27.8 million, or 11.3%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Principal transactions revenues increased by $1.6 million, or 1.7%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

The increase in brokerage revenues was primarily driven by increases in the revenues for commercial real estate and foreign exchange partially offset by lower revenues in rates, credit products and equities and other assets.

The decrease in rates revenues of $5.9 million was primarily driven by lower trading volumes in Europe.

The decrease in credit brokerage revenues of $2.8 million was primarily due to a decline in U.S. revenues partially offset by increases in Europe.

Foreign exchange revenues increased by $4.5 million primarily due to a significant increase in the Latin American markets and increased electronic revenues.

Real Estate brokerage revenues were $38.4 million for the three months ended March 31, 2012. These revenues were generated by Newmark Knight Frank which was acquired in the fourth quarter of 2011.

Revenues from equities and other asset classes decreased by $4.8 million driven primarily by reduced trading volumes in Europe partially offset by increases in the U.S. derivatives desks.

Fees from Related Parties

Fees from related parties decreased by $2.9 million, or 18.7%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease was primarily due to decreased revenues related to ELX and back office services provided to Cantor.

Market Data

Market data revenues increased by $0.4 million, or 8.5%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Software Solutions

Software solutions revenues increased by $0.3 million, or 14.8%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to increased clients in the first quarter of 2012.

Interest Income

Interest income increased by $0.8 million, or 56.1%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was primarily related to interest arising from our notes receivable and government bonds partially offset by a decrease in interest on employee loans.

Other Revenues

Other revenues increased by $2.7 million to $3.0 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was primarily due to other revenues related to Newmark Knight Frank which was acquired in the fourth quarter of 2011.

Losses on Equity Investments

Losses on equity investments increased by $0.8 million, or 47.9%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Losses on equity investments represent our pro rata share of the net losses on investments for which we have a significant ownership but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $37.9 million, or 18.1%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase is primarily related to the acquisition of Newmark and increase in headcount in the first quarter of 2012 compared to the prior year period. In addition, we incurred $25.9 million in expense related to the granting of exchangeability in the three months ended March 31, 2012 which represented an increase of $15.0 million as compared to the year earlier period.

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units decreased by $3.2 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Allocation of income to limited partnership units and founding/working partner units represent the pro rata interest in net income attributable to such partners’ units based on weighted-average economic ownership. The allocation of income to limited partnership units and founding/working partner units for the three months ended March 31, 2012, was $6.0 million.

Occupancy and Equipment

Occupancy and equipment expense increased by $6.9 million, or 23.7%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was primarily due to the acquisition of Newmark and an increase in rent and associated costs related to new facilities.

Fees to Related Parties

Fees to related parties increased by $0.9 million, or 35.3%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $6.0 million, or 44.8%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was primarily due to increased costs associated with legal and regulatory matters.

Communications

Communications expense increased by $0.6 million, or 2.9%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was primarily driven by increased market data and communication costs associated with our increased headcount. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense decreased by $0.7 million, or 3.7%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease was associated with a decrease in promotional and corporate events in the three months ended March 31, 2012.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $0.4 million, or 6.8%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to decreased volumes in our equities business during the three months ended March 31, 2012.

Interest Expense

Interest expense increased by $3.2 million, or 72.0%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was primarily related to the Company’s issuance of the 4.50% Convertible Notes in July 2011, in addition to increased costs associated with our notes payable and collateralized borrowings.

Other Expenses

Other expenses decreased by $15.6 million, or 62.2%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease was primarily due to a reduction in costs associated with the hiring of new brokers in the three months ended March 31, 2012.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $5.0 million, or 58.4%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease was primarily due to the decrease in the allocation of net income to Cantor units in the three months ended March 31, 2012.

Provision for Income Taxes

Provision for income taxes decreased to $7.2 million for the three months ended March 31, 2012 as compared to $7.4 million for the three months ended March 31, 2011. This decrease was primarily driven by a decrease in taxable income in the three months ended March 31, 2012 as compared to the year earlier period. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the indicated periods. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	(in thousands)
Revenues:
Commissions	$272,488	$250,921	$261,496	$239,132	$244,714	$206,275	$208,918	$213,863
Principal transactions	99,745	79,888	94,997	102,007	98,109	91,466	83,381	99,606
Fees from related parties	12,547	15,366	15,220	16,206	15,435	17,221	16,413	16,436
Market data	4,964	4,042	4,556	4,598	4,576	4,869	4,614	4,444
Software solutions	2,449	2,472	2,328	2,257	2,133	2,476	1,816	1,760
Interest income	2,195	1,351	1,730	954	1,406	656	1,199	781
Other revenues	3,029	2,999	1,283	803	311	682	11,770	506
Losses on equity investments	(2,456)	(1,870)	(1,675)	(1,399)	(1,661)	(1,890)	(1,609)	(1,692)

Total revenues	394,961	355,169	379,935	364,558	365,023	321,755	326,502	335,704
Expenses:
Compensation and employee benefits	246,869	216,298	253,879	218,729	208,969	179,600	179,871	207,558
Allocations of net income to limited partnership units and founding/working partner units	5,980	—	—	9,237	9,200	12,320	5,824	5,163

Total compensation and employee benefits	252,849	216,298	253,879	227,966	218,169	191,920	185,695	212,721
Occupancy and equipment	36,229	34,118	29,943	35,740	29,286	28,982	28,161	28,249
Fees to related parties	3,519	2,719	3,297	3,018	2,601	3,017	3,061	3,338
Professional and consulting fees	19,319	19,569	19,625	15,211	13,341	14,380	10,773	10,016
Communications	21,958	21,753	21,508	21,801	21,330	21,254	19,459	18,468
Selling and promotion	19,446	19,951	19,507	19,443	20,186	18,739	17,183	16,227
Commissions and floor brokerage	5,680	6,311	6,539	6,932	6,095	5,688	4,564	4,916
Interest expense	7,558	8,689	6,754	4,768	4,395	3,777	3,796	3,596
Other expenses	9,491	14,939	23,365	6,199	25,081	7,038	27,436	20,652

Total expenses	376,049	344,347	384,417	341,078	340,484	294,795	300,128	318,183
Income (loss) from operations before income taxes	18,912	10,822	(4,482)	23,480	24,539	26,960	26,374	17,521
Provision (benefit) for income taxes	7,202	3,905	(1,338)	6,031	7,401	2,942	6,878	4,710

Consolidated net income (loss)	11,710	6,917	(3,144)	17,449	17,138	24,018	19,496	12,811

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	3,521	3,077	(1,111)	7,785	8,472	12,267	13,272	5,413

Net income (loss) available to common stockholders	$8,189	$3,840	$(2,033)	$9,664	$8,666	$11,751	$6,224	$7,398

The tables below detail our brokerage revenues by product category for the indicated periods (in thousands):

	For the Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Brokerage revenue by product (actual results):
Rates	$146,884	$128,115	$151,813	$145,715	$152,810	$135,919	$135,596	$139,327
Credit	84,371	66,148	83,507	78,134	87,193	70,317	73,923	77,109
Foreign exchange	58,731	47,383	61,120	55,630	54,219	47,966	44,439	46,778
Real estate	38,426	44,980	—	—	—	—	—	—
Equities and other asset classes	43,821	44,183	60,053	61,660	48,601	43,539	38,341	50,255

Total brokerage revenues	$372,233	$330,809	$356,493	$341,139	$342,823	$297,741	$292,299	$313,469

Brokerage revenue by product (percentage):
Rates	39.4%	38.7%	42.6%	42.7%	44.6%	45.7%	46.4%	44.4%
Credit	22.7	20.0	23.4	22.9	25.4	23.6	25.3	24.6
Foreign exchange	15.8	14.3	17.1	16.3	15.8	16.1	15.2	14.9
Real estate	10.3	13.6	—	—	—	—	—	—
Equities and other asset classes	11.8	13.4	16.9	18.1	14.2	14.6	13.1	16.1

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$336,713	$299,307	$322,335	$305,338	$308,658	$270,047	$266,905	$286,365
Fully electronic	35,520	31,502	34,158	35,801	34,165	27,694	25,394	27,104

Total brokerage revenues	$372,233	$330,809	$356,493	$341,139	$342,823	$297,741	$292,299	$313,469

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	90.5%	90.5%	90.4%	89.5%	90.0%	90.7%	91.3%	91.4%
Fully electronic	9.5	9.5	9.6	10.5	10.0	9.3	8.7	8.6

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer term funding (equity and long-term debt) is held to support the less liquid assets. Total assets at March 31, 2012 were $1.9 billion, an increase of 32% as compared to December 31, 2011. The increase in total assets was driven primarily by an increase in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, securities owned, securities borrowed and notes receivable, partially offset by a decrease in cash and cash equivalents. We maintain a significant portion of our assets in cash, with cash and cash equivalents at March 31, 2012 of $310.5 million. See “Cash Flows” below for a further discussion of cash and cash equivalents.

Funding

Our funding base consists of longer-term capital (equity, notes payable and collateralized borrowings), shorter-term liabilities (including our new credit facility to the extent drawn) and accruals that are a natural outgrowth of specific assets and/or the business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances significantly exceed our unsecured letters of credit, unsecured bank borrowings and the amortization of our collateralized long-term debt. We have also entered into secured loan arrangements, which are repayable in consecutive monthly installments with the final payments due in February 2016. A significant portion of our cash is held in our largest regulated entities, and we believe that cash in and available to these entities, inclusive of financing provided by clearing banks, is adequate for potential cash demands of normal operations such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends issued pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support operations;

•	support continued growth in our business;

•	effect acquisitions;

•	develop new or enhanced services and markets; and

•	respond to competitive pressures.

Acquisitions and financial reporting obligations related thereto may impact our ability to access capital markets on a timely basis and may necessitate greater short-term borrowings in the interim. This may impact the interest rates on our debt or our credit rating. We may need to access short-term capital sources to meet business needs from time to time, including, but not limited to, financing acquisitions, conducting operations, hiring or retaining brokers, and providing liquidity, including in situations where we may not be able to access the capital markets in a timely manner when desired by the Company. Accordingly, we cannot guarantee that we will be able to obtain additional financing when needed on terms that are acceptable to us, if at all.

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

On June 23, 2011, the Company entered into a Credit Agreement with a third party which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013. Borrowings under the Credit Agreement will bear interest on a floating rate basis with various terms available from which the Company can select. The Credit Agreement also provides for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement requires that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provides for certain financial covenants, including minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. The Credit Agreement also contains certain other affirmative and negative covenants. The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing the Company’s existing businesses and operations, expanding its businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of its Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in the Company’s subsidiaries. As of March 31, 2012, the Company had $60.0 million in borrowings outstanding under the Credit Agreement. We expect short-term borrowings to increase in the near term.

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

The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes are currently convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. This conversion rate is equal to a conversion price of $9.84 per share, a 20% premium over the $8.20 closing price of BGC’s Class A common stock on the NASDAQ on July 25, 2011. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. The 4.50% Convertible Notes are currently convertible into approximately 16.3 million shares of Class A common stock.

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

The net proceeds from this offering were approximately $144.2 million after deducting the initial purchasers’ discounts and commissions, estimated offering expenses and the cost of the capped call transactions. The Company used the net proceeds from the offering for general corporate purposes, including financing acquisitions.

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

Credit ratings and associated outlooks are influenced by a number of factors, including but not limited to: earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resultant leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels and the firm’s competitive position in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Any reduction in our credit ratings and/or the associated outlook could adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing. In addition, credit ratings and associated outlooks may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions. In connection with certain trading agreements, we may be required to provide additional collateral in the event of a credit ratings downgrade.

Cash Position Analysis

Below is an analysis of the changes in our cash position for the three months ended March 31, 2012 and 2011. Our cash position is defined as cash and cash equivalents plus unencumbered securities held for liquidity purposes. The analysis below describes the key components of our earnings, dividends and distributions, investing and funding, security settlements and our working capital activities.

Our cash analysis starts with consolidated net income adjusted for certain non-cash items (e.g., grants of exchangeability) as presented on the cash flow statement. Dividends and distributions are payments made to our holders of common shares and limited partnership interests and are related to distributions and dividends related to prior periods.

Our investing and funding activities represent a combination of our capital raising activities, including short-term borrowings and issuances under our controlled equity offerings (net), and our investments (e.g. acquisitions, forgivable loans to new brokers and capital expenditures – all net of depreciation and amortization).

Our securities settlement activities primarily represent deposits with clearing organizations. In addition, when advantageous, we may elect to facilitate the settlement of matched principal transactions by funding failed trades which results in a temporary secured use of cash and is economically beneficial to the Company.

Other changes in working capital represent changes primarily in receivables and payables and accrued liabilities that impact our cash position.

For the three months ended March 31, 2012, our cash position decreased $37.0 million to $348.8 as of March 31, 2012. The key driver of this decrease was a $40.3 million increase in cash utilized to fund fails related to security settlement transactions.

	Three Months Ended March 31,
	2012	2011
Cash position	$385,720	$375,113

Earnings adjusted for non-cash items (after taxes)	51,354	41,887
Dividends and distributions related to prior periods	(53,426)	(35,921)
Treasury stock buy backs	(337)	(55)

Net cash from earnings, dividends and distributions	(2,409)	5,911

Investing and funding activities:
Increases in funding	58,143	16,802
Investments	(46,561)	(12,571)

Net investing and funding activities	11,582	4,231
Securities settlements	(40,301)	52,504
Other changes in working capital	(7,304)	(33,679)
All other	1,465	6,461

Cash position	$348,753	$410,541

Discussion of three months ended March 31, 2012

For the three months ended March 31, 2012, we generated earnings adjusted for non-cash items of $51.4 million and paid dividends and distributions to shareholders and limited partners of $53.4 million of which $23.6 million related to dividends associated with fourth quarter 2011 earnings and $29.8 million related to partnership earnings in the third quarter of 2011.

Our investing and funding activities generated approximately $11.6 million of cash during the period. Increases in our funding generated $58.1 million primarily driven by the net proceeds from the issuance of Class A shares under our controlled equity offerings and increased short-term borrowings. During this period, we invested $46.6 million primarily in investments in Grubb & Ellis and ELX.

Our securities settlement activities utilized $40.3 million of cash during the period primarily related to funding fail transactions, which is a temporary use of cash.

Working capital and other uses of cash were approximately $7.3 million.

Discussion of three months ended March 31, 2011

In the three months ended March 31, 2011, we generated earnings adjusted for non-cash items of $41.9 million and paid dividends and distributions to shareholders and limited partners of $35.9 million.

Our investing and funding activities provided approximately $4.2 million of cash during the period. Increases in our funding generated $16.8 million primarily driven by the net proceeds of Class A share issuances under our controlled equity offerings and the exercise of stock options during the period. Our investments were approximately $12.6 million which was primarily comprised of the issuance of employee loans, net of amortization.

Our securities settlements activities generated approximately $52.5 million of cash during the period. Other changes in working capital utilized $33.7 million cash during the period. This was primarily driven by a significant increase in accrued commissions consistent with our growth in revenue.

Notes Payable, Collateralized and Short-Term Borrowings

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor. The Company used the proceeds to repay at maturity $150.0 million aggregate principal amount of Senior Notes.

The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75% currently, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are currently convertible into approximately 22.7 million shares of Class A common stock. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount 4.50% Convertible Notes. The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes are currently convertible into approximately 16.3 million shares of Class A common stock. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $140.1 million as of March 31, 2012.

On various dates beginning in 2009 and most recently on February 1, 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets in exchange for loans. The secured loan arrangements have fixed rates between 2.62% and 8.09% per annum and are repayable in consecutive monthly installments with the final payments due in February 2016. The outstanding balance of the secured loan arrangements was $28.4 million and $20.6 million as of March 31, 2012 and December 31, 2011, respectively. The value of the fixed assets pledged was $24.7 million and $18.0 million as of March 31, 2012 and December 31, 2011, respectively. The secured loan arrangements are guaranteed by the Company. The Company recorded interest expense related to the secured loan arrangements of $0.4 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

On various dates during the year ended December 31, 2010 and continuing through December 31, 2011, the Company sold certain furniture, equipment, and software for $34.2 million, net of costs, and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $19.8 million as of March 31, 2012. The value of the fixed assets pledged was $14.5 million as of March 31, 2012. The Company recorded interest expense of $0.3 million for the three months ended March 31, 2012. Because assets revert back to the Company at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser is included in the Company’s unaudited condensed consolidated statements of financial condition as a financing obligation, and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets will continue to be charged to “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

During the year ended December 31, 2011, the Company entered into a Credit Agreement with a third party which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013 (for a detailed description of this facility, see Note 16—“Notes Payable, Collateralized and Short-Term Borrowings” to the Company’s unaudited condensed consolidated financial statements). The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing the Company’s existing businesses and operations, expanding its businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of its Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in the Company’s subsidiaries. As of March 31, 2012, the Company had $60.0 million in borrowings outstanding under the Credit Agreement. We expect short-term borrowings to increase in the near term.

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

As of March 31, 2012, $331.9 million of net assets were held by regulated subsidiaries. As of March 31, 2012, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $154.3 million.

Unit Redemptions and Stock Repurchase Program

During the three months ended March 31, 2012, the Company redeemed approximately 2.8 million limited partnership units at an average price of $6.75 per unit and approximately 1.0 million founding/working partner units at an average price of $6.18 per unit.

During the three months ended March 31, 2011, the Company redeemed approximately 0.2 million limited partnership units at an average price of $9.06 per unit and approximately 0.03 million founding/working partner units at an average price of $9.35 per unit.

During the three months ended March 31, 2012, the Company repurchased 44,013 shares of Class A common stock at an aggregate purchase price of approximately $337 thousand for an average price of $7.66 per share.

During the three months ended March 31, 2011, the Company repurchased 6,454 shares of Class A common stock at an aggregate purchase price of approximately $55 thousand for an average price of $8.50 per share.

The Company’s Board of Directors and Audit Committee have authorized repurchases of our common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries. As of March 31, 2012, the Company had approximately $58.7 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares or redeem units.

Unit redemption and share repurchase activity for the three months ended March 31, 2012 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions
January 1, 2012—January 31, 2012	2,013,286	$6.17
February 1, 2012—February 29, 2012	725,120	6.58
March 1, 2012—March 31, 2012	1,095,567	7.41

Total Redemptions	3,833,973	$6.60
Repurchases
January 1, 2012—January 31, 2012	—	$—
February 1, 2012—February 29, 2012	—	—
March 1, 2012—March 31, 2012	44,013	7.66

Total Repurchases	44,013	$7.66

Total Redemptions and Repurchases	3,877,986	$6.61	$58,723,783

Stock Issuances for the three months ended March 31, 2012

On various dates in 2010 and 2011 and most recently on February 15, 2012, the Company entered into controlled equity offering sales agreements with CF&Co pursuant to which the Company may offer and sell up to an aggregate of 31 million shares of Class A common stock. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under these agreements, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares.

During the three months ended March 31, 2012, the Company issued 3,473,908 shares of its Class A common stock related to redemptions of limited partnership interests. The issuances related to redemptions of limited partnership interests did not impact the total number of shares and units outstanding.

During the three months ended March 31, 2012, the Company issued and donated an aggregate of 1,050,000 shares of Class A common stock to the Cantor Fitzgerald Relief Fund (the “Relief Fund”) in connection with the Company’s annual Charity Day. These shares are expected to be registered for resale by the Relief Fund. Additionally, during the three months ended March 31, 2012, the Company issued an aggregate of 525,181 shares of its Class A common stock in connection with the Company’s acquisitions.

During the three months ended March 31, 2012, the Company issued 674,973 shares of its Class A common stock related to vesting of RSUs. Additionally, during the three months ended March 31, 2012, the Company issued an aggregate of 13,115 shares of its Class A common stock in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan and 1,849,729 shares of its Class A common stock for general corporate purposes. The Company did not issue any shares of its Class A common stock related to the exercise of stock options during the three months ended March 31, 2012.

The fully diluted weighted-average share counts for the three months ended March 31, 2012 were as follows (in thousands):

Three Months Ended March 31, 2012
Common stock outstanding(1)	136,124
Limited partnership interests in BGC Holdings	126,260
RSUs (Treasury stock method)	956
Other	830

Total (2)	264,170

(1)	Common stock outstanding consisted of Class A shares and Class B shares. For the quarter ended March 31, 2012, the weighted-average share count of Class A shares was 101.3 million and Class B shares was 34.8 million.
(2)	For the quarter ended March 31, 2012, 38.8 million Class A shares issuable upon conversion of Convertible Notes were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. In addition, approximately 4.5 million shares of contingent Class A common stock were excluded because the conditions for issuance had not been met by the end of the period.

Stock Issuances for the three months ended March 31, 2011

During the three months ended March 31, 2011, the Company issued an aggregate 439,755 shares of its Class A common stock to founding/working partners of BGC Holdings upon exchange of their exchangeable limited partnership interests. Additionally, during the three months ended March 31, 2011, the Company issued 1,588,848 shares of its Class A common stock related to exchanges and redemptions of limited partnership units as well as for general corporate purposes. These issuances included 453,618 shares issued for the exchange and redemption of limited partnership units as part of the global redemption and compensation restructuring program. The issuances related to these exchanges and redemptions did not change the amount of fully diluted shares outstanding. These issuances also included 1,135,230 shares of Class A common stock issued for general corporate purposes.

During the three months ended March 31, 2011, the Company issued an aggregate of 2,079,816 shares of its Class A common stock related to vesting of RSUs and the exercise of stock options. Executive officers sold 6,454 of these shares to the Company at an average price of $8.50. The Company did not issue any shares of Class A common stock during the three months ended March 31, 2011 in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan.

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

The Company did not issue any shares of its Class A common stock related to the exercise of stock options during the three months ended March 31, 2012.

Executive Compensation

On May 4, 2012, the Compensation Committee authorized management to restructure the partnership and compensation arrangement of Mr. Lutnick by authorizing (i) the issuance to Mr. Lutnick of 2,449,312 PSUs and the cancellation of the equivalent number of outstanding REUs which had been previously issued to Mr. Lutnick and (ii) the grant of a right of exchange with respect to such 2,449,312 PSUs. The Compensation Committee had previously offered Mr. Lutnick the opportunity, which he had waived in advance, to receive exchangeability with respect to 775,745 PSUs and 2,228,874 REUs. Mr. Lutnick has indicated that he has no current plans to exchange the PSUs into shares of Class A common stock at this time, and the Company has no current plans to redeem the PSUs.

Cantor Rights upon Redemption of Founding/Working Partner Units by BGC Holdings

Cantor has the right to purchase Cantor units from BGC Holdings upon redemption of non-exchangeable founding/working partner units redeemed by BGC Holdings upon termination or bankruptcy of the founding/working partner. Any such Cantor units purchased by Cantor are exchangeable for shares of Class B common stock or, at Cantor’s election or if there are no additional authorized but unissued shares of Class B common stock, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).

On May 4, 2012, in connection with the redemption of 34,160 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $135,274, Cantor purchased 34,160 exchangeable limited partnership units from BGC Holdings for an aggregate of $135,274 in a transaction exempt pursuant to Section 4(2) of the Securities Act. The redemption of the non-exchangeable founding partner units and issuance of an equal number of exchangeable limited partnership units did not change the fully diluted number of shares outstanding.

Partner Loan Agreements

On July 5, 2011, BGC Holdings assigned its obligation under the global partnership redemption and compensation program to redeem 901,673 exchangeable limited partnership units and 294,628 exchangeable founding/working partner units under the global partnership redemption and compensation program to a new non-executive employee of the Company who transferred to the Company from Cantor and wanted to make an investment in BGC Holdings in connection with his new position. The amount that the purchasing employee paid for each unit was approximately $8.36, which was the volume-weighted average sales price per share of the Company’s Class A common stock during May 2011, less 2%, for an aggregate purchase price of $10.0 million. Cantor approved the grant of exchange rights to founding partner units in connection with the program, as well as the sale of the exchangeable founding partner units to the new employee. Certain of the selling partners used the proceeds from the sale of their exchangeable units to the new employee to repay any outstanding loans to, or credit enhanced by, Cantor.

The purchase of the exchangeable units by the new employee was funded in part by an $8.0 million bridge loan from Cantor. The bridge loan carried an interest rate of 3.79% per annum and was payable on demand. The Company also made a $440,000 loan to the employee. The Company loan was payable on demand and bore interest at the higher of 3.27% per annum or the three month LIBOR rate plus 2.25%, as adjusted quarterly.

On April 5, 2012, the Company repurchased an aggregate of 895,141 partnership interests at a price of $7.82 per share from an employee. Approximately $4.6 million of the proceeds were used to repay two notes previously issued by the Company and approximately $2.4 million of the proceeds were used towards a $3.4 million third-party note, to which the shares underlying the employee’s remaining 301,160 exchangeable units remain pledged. Cantor has guaranteed this third-party loan.

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the quarterly periods indicated:

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Volume (in billions)
Fully Electronic—Rates—(1)	$12,091	$10,920	$14,300	$13,939	$14,097
Fully Electronic—FX, Credit, Equities & Other—(2)	1,413	1,186	848	928	963

Total Fully Electronic Volume	13,504	12,106	15,148	14,867	15,060

Total Hybrid Volume(3)	35,152	26,336	33,418	39,675	37,496

Total Fully Electronic and Hybrid Volume	$48,656	$38,442	$48,566	$54,542	$52,556

Transaction Count (in thousands, except for days)
Fully Electronic—Rates—(1)	4,860	4,956	6,486	5,713	5,769
Fully Electronic—FX, Credit, Equities & Other—(2)	845	705	398	457	514

Total Fully Electronic Transactions	5,705	5,661	6,884	6,170	6,283

Total Hybrid Transactions	587	536	467	630	620

Total Transactions	6,292	6,197	7,351	6,800	6,903

Trading Days	62	63	64	63	62

(1)	Defined as U.S. Treasuries, Canadian Sovereigns, European Government Bonds, Repos, Interest Rate Swaps, and Futures.
(2)	Defined as Foreign Exchange Derivatives, Spot Foreign Exchange, Credit Derivatives, Corporate Bonds, Commodity Derivatives, and Equity-Related Products.
(3)	Defined as volume from hybrid transactions conducted by BGC Brokers using the eSpeed system, exclusive of voice-only transactions.

Note:	The above historical volume figures have been adjusted to reflect the reclassification of certain brokerage desks. These reclassifications had no impact on the Company’s total fully electronic or hybrid volumes or on BGC Partners’ revenues related to fully electronic trading, overall revenues, or earnings.

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

Quarterly Market Activity

Fully electronic volume on the eSpeed and BGC Trader system, including new products, was $13.5 trillion for the three months ended March 31, 2012, down 10.3% from $15.1 trillion for the three months ended March 31, 2011. Our combined voice-assisted and screen-assisted volume for the three months ended March 31, 2012 was $39.2 trillion, down 25.5% from $52.6 trillion for the three months ended March 31, 2011.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at March 31, 2012 (in thousands):

	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating leases(1)	$204,363	$35,466	$61,211	$45,501	$62,185
Notes payable and collateralized obligations(2)	358,769	21,883	23,827	313,059	—
Interest on notes payable(2)	73,817	22,148	41,771	9,898	—
Short-term borrowings	60,000	60,000	—	—	—
Interest in short-term borrowings	326	326	—	—	—

Total contractual obligations	$697,275	$139,823	$126,809	$368,458	$62,185

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $14.8 million over the life of the agreement. These sub-lease payments are included in the table above.
(2)	Notes payable and collateralized obligations reflects the issuance of $150.0 million of the 8.75% Convertible Notes, $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of March 31, 2012 was approximately $140.1 million), and $48.8 million of secured loan arrangements (the $48.8 million represents the principal amount of the debt; the carrying value of the secured loan arrangements as of March 31, 2012 was approximately $48.2 million). See Note 16—“Notes Payable, Collateralized Short-Term Borrowings,” to the Company’s unaudited condensed consolidated financial statements for more information regarding these obligations, including timing of payments and compliance with debt covenants.

Off-Balance Sheet Arrangements

As of March 31, 2012 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Adopted Accounting Pronouncements

See Note 1—“Organization and Basis of Presentation,” to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently adopted accounting pronouncements.

New Accounting Pronouncements

See Note 1—“Organization and Basis of Presentation,” to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding new accounting pronouncements.

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

The number of matched principal trades BGC Partners executes has continued to grow as compared to prior years. Receivables from broker-dealers and clearing organizations and Payables to broker-dealers and clearing organizations on the Company’s unaudited condensed consolidated statements of financial condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. BGC Partners’ experience has been that substantially all of these transactions ultimately settle at the contracted amounts.

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

Interest Rate Risk

BGC Partners had $338.3 million in fixed-rate debt outstanding as of March 31, 2012. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, summarized, accumulated and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

During the quarter ending March 31, 2012, BGC Partners continued the process of integrating policies, processes, people, technology and operations related to the Newmark Knight Frank acquisition. The integration may result in changes to our internal control over financial reporting in the future. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the description of legal proceedings in Note 18 — “Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Set forth below are updates to certain of our risk factors:

Liquidity is essential to our businesses and insufficient liquidity could have an adverse effect on our businesses, financial condition, results of operations and prospects.

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

Our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access secured lending markets, has in the past been and could in the future be adversely affected by conditions in the U.S. and international economy and markets. For example, global economic and market conditions were disrupted during most of 2008 and 2009 and during that time reached unprecedented levels of disruption and volatility. Should such conditions return, our cost and availability of funding would be adversely affected by illiquid credit markets and wider credit spreads. To the extent we are not able to access the debt capital markets on acceptable terms in the future, we may seek to raise funding and capital through equity issuance or other means, to the extent available to us. Future turbulence in the U.S. and international economy and markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with each other or with us. Acquisitions and financial reporting obligations related thereto may impact our ability to access capital markets on a timely basis and may necessitate greater short-term borrowing in the interim, which in turn may impact the interest rates on our debt and our credit rating.

Our funding base consists of longer-term capital (equity, notes payable, collateralized borrowings), shorter-term liabilities (including our credit facility to the extent drawn) and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We generally have had limited need for short-term unsecured funding in our regulated broker-dealer businesses. We may, however, need to access short-term capital sources to meet business needs from time to time, including, but not limited to, financing acquisitions, conducting operations, hiring or retaining brokers, providing liquidity and funding fails, including in situations where we may not able to access the capital markets in a timely manner when desired by the Company. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse and exchange margins and/or to fund fails. Current cash balances significantly exceed our unsecured letters of credit, unsecured bank borrowings and the amortization of our collateralized long-term debt. We have also entered into secured loan arrangements, which are repayable in consecutive monthly installments with the final payments due in February 2016. A significant portion of our cash is held in our largest regulated entities and we believe that cash in and available to these entities, inclusive of financing provided by clearing banks, is adequate for potential cash demands of normal operations such as margin or fail financing.

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

We are dependent upon the availability of adequate funding and sufficient regulatory capital and clearing margin. Clearing capital is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third-party clearing organizations in support of our obligations under contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds and capital contributions by limited partners of Cantor. We have also relied on Cantor’s support to clear our transactions in U.S. Treasury and U.S. government agency products under the Clearing Agreement entered into in November 2008. Because each of BGC U.S. and BGC Global is expected to distribute, on a quarterly basis, all of its net income to its limited partners, we may not have sufficient internally generated funds and may need to ease this policy or raise additional funds. If for any reason we need to raise additional funds, including in order to meet increased regulatory capital requirements and/or increased clearing margin requirements arising from growth in our brokerage businesses, to complete acquisitions, for operating needs, to hire or retain brokers, or otherwise, we may not be able to obtain additional financing when needed. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our businesses, take advantage of future growth opportunities or respond to competitive pressure or unanticipated requirements.

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

The commercial real estate brokerage industry remains highly fragmented. Many of our competitors are small, local, and/or regional firms. We also compete with large multi-national firms that have similar or more diverse services, including CBRE Group, Inc., Jones Lang LaSalle Incorporated, and Cushman & Wakefield. The Newmark Grubb Knight Frank management services business competes across a variety of areas within the commercial real estate services industry, including consulting, project and development management, global corporate management and property and facilities management.

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

We have explored a wide range of strategic alliances, acquisitions or joint ventures with other brokerage firms and with other companies that have interests in businesses in which there are brokerage or other strategic opportunities. We also may make acquisitions outside of the financial services industry such as our recent acquisitions of Newmark Knight Frank and Grubb & Ellis Company.

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

Strategic alliances, acquisitions, joint ventures and new hires involve a number of risks and present financial, managerial and operational challenges, including:

•	potential disruption of our ongoing businesses and product development and distraction of management;

•	difficulty retaining and integrating personnel and integrating financial and other systems;

•	the necessity of hiring additional management and other critical personnel and integrating them into current operations and maintaining regulatory compliance;

•	litigation and/or arbitration associated with hiring brokerage personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	potential dependence upon, and exposure to liability, loss or reputational damage relating to systems, controls and personnel that are not under our control;

•	potential limitations on accessing the capital markets as a result of acquisitions until regulatory filings are complete;

•	potential unfavorable reaction to our strategic alliance, acquisition or joint venture strategy by our customers;

•	obtaining and filing appropriate financial statements and other data with respect to acquisition targets to enable us to make required regulatory filings;

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

•

potential increased borrowing, including under our credit facility, in order to finance acquisitions, conduct operations, hire or retain brokers, and provide liquidity when we are not able to access the capital markets, which in turn may impact the interest rates on our debt and our credit rating;

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

The FSA’s periodic ARROW risk assessment of our U.K. group’s regulated businesses identified certain weaknesses in our U.K. group’s risk, compliance and control functionality, including governance procedures. In accordance with its normal process, the FSA provided us with an initial written mitigation program regarding the foregoing. In response to this we retained an international accounting firm and U.K. counsel to assist us with a wide program of remediation to address the points raised.

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

The FSA has indicated that through the use of a skilled person’s report, we will seek to test the embeddedness of the remediation work in the second half of the year as the Company continues to remediate the areas indicated by the FSA in its recent reviews and will continue to dedicate time, resources and funds to such efforts. The Company is scheduled to undergo its periodic ARROW risk assessment in the fourth quarter. We do not anticipate that the current costs in connection with the FSA remedial work or the ARROW risk assessment will have a material adverse effect on our businesses, financial condition, results of operations or prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this Item is set forth in Note 4 — “Unit Redemptions and Stock Transactions” and Note 12 — “Related Party Transactions” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I) and is incorporated by reference herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

The information required by this Item is set forth under the headings “Executive Compensation” and “Cantor Rights upon Redemption of Founding/Working Partner Units by BGC Holdings” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 2 of Part I of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended March 31, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. This Exhibit 101 is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2012 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.
/s/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and
Chief Executive Officer

/s/ ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: May 8, 2012

[Signature page to the Quarterly Report on Form 10-Q for the period ended March 31, 2012 dated May 8, 2012.]

Exhibit Index

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended March 31, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. This Exhibit 101 is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.