Form 10-Q
period 2012-06-30
BGC Partners, Inc.
filed 2012-08-08
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Numbers: 0-28191, 1-35591

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

On August 3, 2012, the registrant had 111,539,933 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

•

certain financial risks, including the possibility of future losses and negative cash flows from operations, an increased need for short-term or long-term borrowings or other sources of cash, related to acquisitions or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks given by the rating agencies to those credit ratings, increased borrowing costs, as well as interest and currency rate fluctuations;

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$367,757	$369,713
Cash segregated under regulatory requirements	6,083	2,968
Securities owned	37,856	16,282
Marketable securities	—	1,238
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	548,663	192,053
Accrued commissions receivable, net	245,452	222,293
Loans, forgivable loans and other receivables from employees and partners, net	220,097	192,658
Fixed assets, net	141,918	136,068
Investments	32,008	20,367
Goodwill	142,204	141,142
Other intangible assets, net	21,249	16,994
Receivables from related parties	6,457	5,754
Other assets	105,777	87,655

Total assets	$1,875,521	$1,405,185

Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$—	$13,600
Accrued compensation	141,499	143,800
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	492,897	144,683
Payables to related parties	43,991	19,667
Accounts payable, accrued and other liabilities	251,412	250,552
Notes payable and collateralized borrowings	302,216	181,916
Notes payable to related parties	150,000	150,000

Total liabilities	1,382,015	904,218
Redeemable partnership interest	80,435	86,269
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 126,423 and 115,217 shares issued at June 30, 2012 and December 31, 2011, respectively; and 108,381 and 97,220 shares outstanding at June 30, 2012 and December 31, 2011, respectively	1,264	1,152
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 shares issued and outstanding at June 30, 2012 and December 31, 2011, convertible into Class A common stock	348	348
Additional paid-in capital	536,071	489,369
Contingent Class A common stock	16,078	20,133
Treasury stock, at cost: 18,042 and 17,997 shares of Class A common stock at June 30, 2012 and December 31, 2011, respectively	(110,090)	(109,870)
Retained deficit	(117,963)	(80,726)
Accumulated other comprehensive loss	(5,333)	(3,752)

Total stockholders’ equity	320,375	316,654
Noncontrolling interest in subsidiaries	92,696	98,044

Total equity	413,071	414,698

Total liabilities, redeemable partnership interest, and equity	$1,875,521	$1,405,185

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Commissions	$308,030	$239,132	$580,518	$483,846
Principal transactions	83,686	102,007	183,431	200,116
Real estate management services	31,674	—	32,566	—
Fees from related parties	13,494	16,206	26,041	31,641
Market data	3,990	4,598	8,954	9,174
Software solutions	2,487	2,257	4,936	4,390
Interest income	1,543	954	3,738	2,360
Other revenues	7,286	803	9,423	1,114
Losses on equity investments	(2,652)	(1,399)	(5,108)	(3,060)

Total revenues	449,538	364,558	844,499	729,581
Expenses:
Compensation and employee benefits	308,029	218,729	554,898	427,698
Allocations of net income to limited partnership units and founding/working partner units	1,909	9,237	7,889	18,437

Total compensation and employee benefits	309,938	227,966	562,787	446,135
Occupancy and equipment	39,092	35,740	75,321	65,026
Fees to related parties	3,169	3,018	6,688	5,619
Professional and consulting fees	19,515	15,211	38,834	28,552
Communications	21,402	21,801	43,360	43,131
Selling and promotion	23,513	19,443	42,959	39,629
Commissions and floor brokerage	5,833	6,932	11,513	13,027
Interest expense	7,578	4,768	15,136	9,163
Other expenses	15,048	6,199	24,539	31,280

Total expenses	445,088	341,078	821,137	681,562
Income from operations before income taxes	4,450	23,480	23,362	48,019
Provision for income taxes	70	6,031	7,272	13,432

Consolidated net income	$4,380	$17,449	$16,090	$34,587

Less: Net income attributable to noncontrolling interest in subsidiaries	2,422	7,785	5,943	16,257

Net income available to common stockholders	$1,958	$9,664	$10,147	$18,330

Per share data:
Basic earnings per share
Net income available to common stockholders	$1,958	$9,664	$10,147	$18,330

Basic earnings per share	$0.01	$0.09	$0.07	$0.17

Basic weighted-average shares of common stock outstanding	140,368	112,644	138,257	105,027

Fully diluted earnings per share
Net income for fully diluted shares	$3,878	$21,160	$19,668	$41,995

Fully diluted earnings per share	$0.01	$0.09	$0.07	$0.17

Fully diluted weighted-average shares of common stock outstanding	274,756	244,110	269,482	240,703

Dividends declared per share of common stock	$0.17	$0.17	$0.34	$0.31

Dividends declared and paid per share of common stock	$0.17	$0.17	$0.34	$0.31

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated net income	$4,380	$17,449	$16,090	$34,587
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,630)	1,648	(1,910)	4,007
Unrealized (loss) gain on securities available for sale	(41)	(1,006)	—	(2,309)

Total other comprehensive (loss) income, net of tax	(3,671)	642	(1,910)	1,698

Comprehensive income	709	18,091	14,180	36,285
Less: comprehensive income attributable to noncontrolling interest in subsidiaries, net of tax	1,762	7,929	5,614	16,700

Comprehensive (loss) income attributable to common stockholders	$(1,053)	$10,162	$8,566	$19,585

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$16,090	$34,587
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Fixed asset depreciation and intangible asset amortization	24,752	24,092
Employee loan amortization	14,371	16,213
Equity-based compensation	61,943	41,979
Allocations of net income to limited partnership units and founding/working partner units	7,889	18,437
Losses on equity investments	5,108	3,060
Accretion of discount on convertible notes	2,172	—
Impairment of fixed assets	991	—
Impairment loss on marketable securities	291	—
Deferred tax (benefit) provision	(4,115)	2,259
Sublease provision adjustment	(1,959)	4,244
Other	133	1,678
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(354,646)	(364,560)
Loans, forgivable loans and other receivables from employees and partners, net	(41,779)	(40,817)
Accrued commissions receivable, net	18,062	(45,888)
Securities owned	(22,038)	(1,495)
Receivables from related parties	(59)	(2,449)
Cash segregated under regulatory requirements	(3,115)	(1,212)
Other assets	(7,050)	1,053
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	348,162	345,929
Payables to related parties	24,315	(2,576)
Accounts payable, accrued and other liabilities	1,985	(20,172)
Accrued compensation	(7,927)	(18,494)

Net cash provided by (used in) operating activities	$83,576	$(4,132)

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(19,532)	$(15,127)
Capitalization of software development costs	(6,701)	(6,937)
Investment in unconsolidated entities	(16,828)	(884)
Payments for acquisitions, net of cash acquired	(25,679)	—
Purchase of notes receivable	(22,000)	—
Capitalization of trademarks, patent defense and registration costs	(234)	(468)
Sale of marketable securities	906	—

Net cash used in investing activities	(90,068)	(23,416)
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable and collateralized borrowings	118,128	(2,768)
Short-term borrowings	(13,600)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	(47,821)	(43,283)
Redemption of limited partnership interests	(13,255)	(468)
Dividends to stockholders	(47,385)	(34,136)
Proceeds from offering of Class A common stock, net	11,939	13,590
Repurchase of Class A common stock	(337)	(126)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,974)	(1,362)
Proceeds from exercises of stock options	—	8,195
Tax impact on exercise/delivery of equity awards	—	2,760

Net cash provided by (used in) financing activities	5,695	(57,598)
Effect of exchange rate changes on cash and cash equivalents	(1,159)	7,281
Net (decrease) increase in cash and cash equivalents	(1,956)	(77,865)
Cash and cash equivalents at beginning of period	369,713	364,104

Cash and cash equivalents at end of period	$367,757	$286,239

Supplemental cash information:
Cash paid during the period for taxes	$3,219	$16,694

Cash paid during the period for interest	$12,580	$10,794

Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$37,155	$12,460
Donations with respect to Charity Day	7,446	3,900
Issuance of Class A common stock upon purchase of notes receivable	3,055	—
Issuance of Class A common stock upon exchange of Cantor units	—	8,407
Issuance of Class B common stock upon exchange of Cantor units	—	8,407
Use of notes receivable in business acquisition	25,492	—

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

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Six Months Ended June 30, 2012

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2012	$1,152	$348	$489,369	$20,133	$(109,870)	$(80,726)	$(3,752)	$98,044	$414,698
Comprehensive income:
Consolidated net income	—	—	—	—	—	10,147	—	5,943	16,090
Other comprehensive income, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(1,581)	(329)	(1,910)

Comprehensive income	—	—	—	—	—	10,147	(1,581)	5,614	14,180
Equity-based compensation, 876,289 shares	9	—	1,065	—	—	—	—	977	2,051
Dividends to common stockholders	—	—	—	—	—	(47,385)	—	—	(47,385)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(47,821)	(47,821)
Grant of exchangeability and redemption of limited partnership interests, issuance of 6,004,888 shares	60	—	33,084	—	—	—	—	32,702	65,846
Issuance of Class A common stock (net of costs), 2,952,161 shares	29	—	12,582	—	—	—	—	6,716	19,327
Issuance of Class A common stock upon purchase of notes receivable, 453,172 shares	5	—	1,991	—	—	—	—	1,059	3,055
Redemption of founding/working partner units, 1,907,851 units	—	—	(6,082)	—	—	—	—	(3,279)	(9,361)
Repurchase of Class A common stock, 44,013 shares	—	—	—	—	(220)	—	—	(117)	(337)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units, 920,729 units	—	—	—	—	—	—	—	2,732	2,732
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(144)	(144)
Issuance of contingent and Class A common stock for acquisitions, 918,835 shares	9	—	4,921	(4,441)	—	—	—	236	725
Newmark noncontrolling interest	—	—	(828)	386	—	—	—	(3,940)	(4,382)
Other	—	—	(31)	—	—	1	—	(83)	(113)

Balance, June 30, 2012	$1,264	$348	$536,071	$16,078	$(110,090)	$(117,963)	$(5,333)	$92,696	$413,071

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company primarily servicing the wholesale financial and real estate markets. The Company specializes in the brokering of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commercial real estate, commodities, futures and structured products. BGC Partners also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange.

Through its eSpeed, BGC Trader™ and BGC Market Data brands, BGC Partners offers financial technology solutions, market data, and analytics related to select financial instruments and markets. Through its Newmark Grubb Knight Frank brand, the Company offers commercial real estate tenants, owners, investors and developers a wide range of brokerage services as well as property and facilities management. BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. BGC Partners has offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Chicago, Copenhagen, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

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

Beginning with the year ended December 31, 2011, the Company adopted the FASB’s guidance on Intangibles—Goodwill and Other—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. This guidance allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a more than 50% likelihood exists that the fair value is less than the carrying amount, then a two-step goodwill impairment test must be performed. The adoption of this FASB guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

3.	Acquisitions

Newmark

On October 14, 2011, the Company completed the acquisition of Newmark. Certain former shareholders of Newmark have also agreed to transfer their interests in certain other related companies for nominal consideration at the request of BGC. All of these former shareholders of Newmark have agreed to provide services to affiliates of BGC commencing at the closing. The total consideration transferred for Newmark was $90.1 million. The excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair value of the net assets acquired has been recorded as goodwill of $59.5 million and was allocated to the Company’s Real Estate Services segment. The consideration transferred included approximately 4.83 million shares of the Company’s Class A common stock that may be issued over a five-year period contingent on certain revenue targets being met, with an estimated fair value of $26.8 million. The Company had total direct costs of approximately $3.2 million related to the acquisition of Newmark.

During the six months ended June 30, 2012, the Company purchased a majority interest in another affiliated company of Newmark for total consideration transferred of approximately $2.1 million. As a result of such transaction, the Company recognized additional goodwill of approximately $1.8 million, which was allocated to the Company’s Real Estate Services segment. Also, during the six months ended June 30, 2012, the Company purchased additional noncontrolling interests related to Newmark for approximately $5.6 million.

The Company has made a preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed as of the acquisition date. The Company expects to finalize its analysis of the intangible assets and receivables (including contingent receivables) acquired within the first year of the acquisition, and therefore adjustments to goodwill, intangible assets, brokerage receivables and commissions payable may occur.

Grubb & Ellis

On April 13, 2012, the Company completed the acquisition of substantially all of the assets of Grubb & Ellis Company (“Grubb & Ellis”).

The total consideration transferred for Grubb & Ellis was $47.1 million.

The consideration transferred included the extinguishment of approximately $30.0 million (principal amount) pre-bankruptcy senior secured debt (the “Prepetition Debt”), which the Company purchased at a discount, and which had a fair value of approximately $25.6 million as of the acquisition date. The consideration transferred also included approximately $5.5 million under debtor-in-possession term loans and

$16.0 million in cash to the bankruptcy estate for the benefit of Grubb & Ellis’ unsecured creditors. The Company had total direct costs of approximately $2.8 million related to the acquisition of Grubb & Ellis. For the three months ended June 30, 2012, Grubb & Ellis’ total U.S. GAAP revenues subsequent to its acquisition by the Company were $65.6 million.

The following tables summarize the preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed as of the acquisition date (in millions). The Company expects to finalize its analysis of the intangible assets and receivables (including contingent receivables) acquired within the first year of the acquisition, and therefore adjustments may occur.

Calculation of estimated consideration transferred

Prepetition Debt	$25.6
Debtor-in-possession term loans	5.5
Cash paid to the bankruptcy estate	16.0

Total fair value of consideration transferred	47.1
Total fair value of net assets acquired	47.1

Preliminary goodwill related to Grubb & Ellis	$—

Preliminary allocation of estimated consideration transferred to net assets acquired

April 13, 2012
Assets
Cash and cash equivalents	$0.6
Brokerage receivables, net	40.0
Fixed assets	2.8
Intangible assets	6.3
Other assets	10.5

Total assets acquired	60.2

Liabilities
Other liabilities and accrued expenses	13.1

Total liabilities assumed	13.1

Net assets acquired	$47.1

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of Grubb & Ellis had occurred on January 1, 2011. Grubb & Ellis’ results for the second quarter of 2012 prior to its acquisition by the Company are not material and, as a result, pro forma unaudited supplemental information has not been provided for the three months ended June 30, 2012 as the amounts are materially consistent with the amounts recognized in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2012. These pro forma results are not indicative of operations that would have been achieved, nor are they indicative of future results of operations. The pro forma results do not reflect any potential cost savings or other operational efficiencies that could result from the acquisition. The historical financials of Grubb & Ellis and the pro forma information contain unusual and non-recurring expenses incurred during the distressed period leading up to the Grubb & Ellis bankruptcy. The pro forma information also does not include any adjustments for expenses with respect to assets or liabilities not acquired or assumed by the Company.

	Three Months Ended June 30,	Six Months Ended June 30,
In millions	2011	2012	2011
Pro forma revenues	$495.3	$927.4	$969.8
Pro forma consolidated net income	12.7	9.3	20.0

The results of operations of Newmark and Grubb & Ellis have been included in the Company’s consolidated financial statements subsequent to their respective dates of acquisition.

4.	Earnings Per Share

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

The Company’s earnings for the three and six months ended June 30, 2012 and 2011 were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income available to common stockholders	$1,958	$9,664	$10,147	$18,330
Allocation of net income to limited partnership interests in BGC Holdings	$3,034	$16,047	$13,471	$33,805

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income available to common stockholders	$1,958	$9,664	$10,147	$18,330

Basic weighted-average shares of common stock outstanding	140,368	112,644	138,257	105,027

Basic earnings per share	$0.01	$0.09	$0.07	$0.17

Fully diluted EPS is calculated utilizing net income available for common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on the Convertible Notes (if applicable) (see Note 16 — “Notes Payable, Collateralized and Short-Term Borrowings”) and expense related to dividend equivalents for certain restricted stock units (“RSUs”) (if applicable) as the numerator. The denominator is comprised of the Company’s weighted-average outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests, and other contracts to issue shares of common stock, including Convertible Notes, stock options, RSUs and warrants. The limited partnership interests are potentially exchangeable into shares of Class A common stock; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fully diluted earnings per share:
Net income available to common stockholders	$1,958	$9,664	$10,147	$18,330
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	1,836	11,055	9,373	23,224
Dividend equivalent expense on RSUs, net of tax	84	441	148	441

Net income for fully diluted shares	$3,878	$21,160	$19,668	$41,995

Weighted-average shares:
Common stock outstanding	140,368	112,644	138,257	105,027
Limited partnership interests in BGC Holdings	132,035	129,461	129,158	133,372
RSUs (Treasury stock method)	585	1,768	765	1,979
Other	1,768	237	1,302	325

Fully diluted weighted-average shares of common stock outstanding	274,756	244,110	269,482	240,703

Fully diluted earnings per share	$0.01	$0.09	$0.07	$0.17

For the three months ended June 30, 2012 and 2011, approximately 48.4 million and 27.6 million shares underlying Convertible Notes, stock options, RSUs, and warrants were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2012 included, on a weighted-average basis, 39.1 million shares underlying Convertible Notes and 9.3 million other securities or other contracts to issue shares of common stock.

Additionally, for the three months ended June 30, 2012 and 2011, respectively, approximately 3.5 million and 0.5 million shares of contingent Class A common stock were excluded from the computation of fully diluted EPS because the conditions for issuance had not been met by the end of the respective periods.

Business Partner Warrants

As of June 30, 2012, the Company had a balance of 175 thousand business partner warrants with a weighted-average exercise price of $8.75 and a weighted-average remaining contractual term of 0.1 years. The Company did not recognize any expense related to the business partner warrants for the three or six months ended June 30, 2012 and 2011.

5.	Unit Redemptions and Stock Transactions

Unit Redemptions and Stock Repurchase Program

During the three months ended June 30, 2012, the Company redeemed approximately 2.6 million limited partnership units at an average price of $6.47 per unit and approximately 0.3 million founding/working partner units at an average price of $7.76 per unit. During the three months ended June 30, 2011, the Company redeemed approximately 0.8 million limited partnership units at an average price of $7.88 per unit and approximately 18 thousand founding/working partner units at an average price of $8.99 per unit.

During the six months ended June 30, 2012, the Company redeemed approximately 5.4 million limited partnership units at an average price of $6.61 per unit and approximately 1.3 million founding/working partner units at an average price of $6.55 per unit. During the six months ended June 30, 2011, the Company redeemed approximately 1.0 million limited partnership units at an average price of $8.08 per unit and approximately 51 thousand founding/working partner units at an average price of $9.23 per unit.

The Company did not repurchase any shares of Class A common stock during the three months ended June 30, 2012. During the three months ended June 30, 2011, the Company repurchased 7,991 shares of Class A common stock at an aggregate purchase price of approximately $71 thousand for an average price of $8.94 per share.

During the six months ended June 30, 2012, the Company repurchased 44,013 shares of Class A common stock at an aggregate purchase price of approximately $0.3 million for an average price of $7.66 per share. During the six months ended June 30, 2011, the Company repurchased 14,445 shares of Class A common stock at an aggregate purchase price of approximately $126 thousand for an average price of $8.74 per share.

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. As of June 30, 2012, the Company had approximately $39.4 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares or redeem units.

Unit redemption and share repurchase activity for the six months ended June 30, 2012 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions
January 1, 2012—March 31, 2012	3,833,973	$6.60
April 1, 2012—April 30, 2012	1,522,783	7.12
May 1, 2012—May 31, 2012	624,179	6.01
June 1, 2012—June 30, 2012	775,279	6.06

Total Redemptions	6,756,214	$6.60
Repurchases
January 1, 2012—March 31, 2012	44,013	$7.66
April 1, 2012—April 30, 2012	—	—
May 1, 2012—May 31, 2012	—	—
June 1, 2012—June 30, 2012	—	—

Total Repurchases	44,013	$7.66

Total Redemptions and Repurchases	6,800,227	$6.61	$39,423,017

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

During the three months ended June 30, 2012 and 2011, the Company issued 2,530,980 and 1,111,046 shares, respectively, of its Class A common stock related to redemptions and exchanges of limited partnership interests. During the six months ended June 30, 2012 and 2011, the Company issued 6,004,888 and 2,004,419 shares, respectively, of its Class A common stock related to redemptions and exchanges of limited partnership interests. The issuances related to redemptions of limited partnership interests did not impact the total number of shares and units outstanding.

During the three months ended June 30, 2012, the Company issued an aggregate of 839,120 shares of its Class A common stock in connection with the Company’s acquisitions. During the six months ended June 30, 2012, the Company issued an aggregate of 918,835 shares of its Class A common stock in connection with the Company’s acquisitions. The Company did not issue any shares of its Class A common stock in connection with the Company’s acquisitions during the three or six months ended June 30, 2011.

During the three months ended June 30, 2012 and 2011, the Company issued 201,316 and 989,400 shares, respectively, of its Class A common stock related to vesting of RSUs. Additionally, during the three months ended June 30, 2012, the Company issued an aggregate of 12,409 shares of its Class A common stock in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan and 34,614 shares of its Class A common stock for general corporate purposes. The Company did not issue any shares of its Class A common stock related to the exercise of stock options during the three months ended June 30, 2012. During the three months ended June 30, 2011, the Company issued an aggregate of 51,313 shares of its Class A common stock related to the exercise of stock options and 11,111 shares of its Class A common stock to a former partner. During the three months ended June 30, 2011, the Company issued and donated an aggregate of 443,686 shares of Class A common stock to the Cantor Fitzgerald Relief Fund (the “Relief Fund”) in connection with the Company’s annual Charity Day. These shares have been registered for resale by the Relief Fund. During the three months ended June 30, 2011, the Company issued 9,000,000 shares of Class A common stock to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. In addition, during the three months ended June 30, 2011, the Company issued 9,000,000 shares of Class B common stock of the Company to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. All of these shares are restricted securities. These issuances did not change the fully diluted number of shares outstanding. The Company did not issue any shares of its Class A common stock related in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan during the three months ended June 30, 2011.

During the six months ended June 30, 2012 and 2011, the Company issued 876,289 and 1,469,399 shares, respectively, of its Class A common stock related to vesting of RSUs. Additionally, during the six months ended June 30, 2012, the Company issued an aggregate of 25,524 shares of its Class A common stock in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan and 1,876,637 shares of its Class A common stock for general corporate purposes. The Company did not issue any shares of its Class A common stock related to the exercise of stock options during the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company issued 1,650,584 shares of its Class A common stock related to the exercise of stock options and 1,135,230 shares of its Class A common stock for general corporate purposes. The Company did not issue any shares of its Class A common stock related in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan during the six months ended June 30, 2011.

During the six months ended June 30, 2012, the Company issued and donated an aggregate of 1,050,000 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day, which shares have been registered for resale by the Relief Fund. Additionally, during the six months ended June 30, 2012, the Company issued an aggregate of 453,172 shares of Class A common stock upon purchase of notes receivable in connection with the Company’s acquisition.

During the six months ended June 30, 2011, the Company issued and donated an aggregate of 443,686 shares of Class A common stock to the Relief Fund. Additionally, the Company issued 9,000,000 shares of Class A common stock and 9,000,000 shares of Class B common stock to Cantor upon Cantor’s exchange of 18,000,000 Cantor units. In addition, the Company issued an aggregate of 11,111 shares of its Class A common stock to a former partner.

6.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $37.9 million and $16.3 million as of June 30, 2012 and December 31, 2011, respectively.

Securities owned consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Government debt	$37,720	$16,007
Equities	136	275

Total	$37,856	$16,282

As of June 30, 2012, the Company has not pledged any of the securities owned to satisfy deposit requirements at exchanges or clearing organizations.

7.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The Company had no marketable securities as of June 30, 2012. As of December 31, 2011, the Company had $1.2 million of marketable securities, which were classified as available-for-sale and recorded at fair value. During the three months ended March 31, 2012, the Company sold certain of its marketable securities for approximately $0.9 million. Unrealized gains or losses are generally included as part of “Accumulated other comprehensive loss” in the Company’s unaudited condensed consolidated statements of financial condition. When the fair value of an available-for-sale security is lower than its cost, the Company evaluates the security to determine whether the impairment is considered “other-than-temporary.” If the impairment is considered other-than-temporary, the Company records an impairment charge in the Company’s unaudited condensed consolidated statements of operations. The Company recorded impairment charges of $0.3 million for the three months ended June 30, 2012. No impairment charges were recorded for the three months ended June 30, 2011.

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

	June 30, 2012	December 31, 2011
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$477,291	$130,675
Receivables from clearing organizations	54,638	48,681
Other receivables from broker-dealers and customers	7,574	8,060

	June 30, 2012	December 31, 2011
Open derivative contracts	1,405	1,185
Net pending trades	7,755	3,452

Total	$548,663	$192,053

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$467,317	$124,282
Payables to clearing organizations	16,737	5,077
Other payables to broker-dealers and customers	8,843	14,990
Open derivative contracts	—	334

Total	$492,897	$144,683

A portion of these receivables and payables are with Cantor. See Note 12 — “Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of June 30, 2012 have subsequently settled at the contracted amounts.

9.	Notes Receivable, Net

In connection with the Company’s agreement to acquire substantially all of the assets of Grubb & Ellis, on February 17, 2012, the Company purchased notes with a principal amount of approximately $30.0 million. The Company recorded interest income associated with the notes in “Interest income” on the Company’s unaudited condensed consolidated statements of operations. Total interest income recognized for the three months ended June 30, 2012 was approximately $0.1 million. Total interest income recognized for the six months ended June 30, 2012 was approximately $0.6 million. The Company did not recognize any interest income for the three or six months ended June 30, 2011. The notes were a component of the consideration transferred with respect to the acquisition of Grubb & Ellis on April 13, 2012. Prior to the acquisition of Grubb & Ellis, the notes were recorded at fair value and recorded in “Notes receivable, net” in the Company’s unaudited condensed consolidated statements of financial condition.

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

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$1,182	$—	$1,185	$—
Foreign exchange swaps	223	—	—	334

	$1,405	$—	$1,185	$334

The notional amounts of the interest rate swaps transactions at June 30, 2012 and December 31, 2011 were $1.2 billion and $1.2 billion, respectively. These represent matched customer transactions settled through and guaranteed by a central clearing organization.

All of the Company’s foreign exchange swaps are with Cantor. The notional amounts of the foreign exchange swap transactions at June 30, 2012 and December 31, 2011 were $271.5 million and $234.1 million, respectively.

The replacement cost of contracts in a gain position at June 30, 2012 was $1.4 million.

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

11.	Fair Value of Financial Assets and Liabilities

The following tables set forth by level within the fair value hierarchy financial assets and liabilities, including marketable securities and those pledged as collateral, accounted for at fair value under FASB guidance at June 30, 2012 (in thousands):

	Assets at Fair Value at June 30, 2012 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$37,720	$—	$—	$—	$37,720
Interest rate swaps	—	1,182	—	—	1,182
Foreign exchange swaps	—	223	—	—	223
Securities owned—Equities	136	—	—	—	136

Total	$37,856	$1,405	$—	$—	$39,261

	Liabilities at Fair Value at June 30, 2012 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Total	$—	$—	$—	$—	$—

(1)	As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

The Company, together with other leading financial institutions, formed ELX Futures, L.P. (“ELX”), a limited partnership that has established a fully-electronic futures exchange. The Company now has a 49.0% voting interest in ELX and accounts for ELX under the equity method of accounting (see Note 13 — “Investments” for more details). During the six months ended June 30, 2012, the Company made a $16 million equity investment in ELX. During the six months ended June 30, 2011, the Company made no equity investments in ELX. The Company has entered into a technology services agreement with ELX pursuant to which the Company provides software technology licenses, monthly maintenance support and other technology services as requested by ELX. For the three months ended June 30, 2012 and 2011, the Company recognized related party revenues of $13.5 million and $16.2 million, respectively, for the services provided to Cantor and ELX. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended June 30, 2012 and 2011, the Company was charged $9.6 million and $10.0 million, respectively, for the services provided by Cantor and its affiliates, of which $6.4 million and $7.0 million, respectively, were to cover compensation to leased employees for the three months ended June 30, 2012 and 2011. For the six months ended June 30, 2012 and 2011, the Company was charged $17.1 million and $17.2 million, respectively, for the services provided by Cantor and its affiliates, of which $10.4 million and $11.6 million, respectively, were to cover compensation to leased employees for the six months ended June 30, 2012 and 2011. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

As of June 30, 2012 and 2011, Cantor’s share of the net profit in Tower Bridge was $0.4 million and $0.9 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Receivables from and Payables to Related Broker-Dealers

Amounts due from or to Cantor and Freedom International Brokerage are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of June 30, 2012 and December 31, 2011, the Company had receivables from Cantor and Freedom International Brokerage of $3.2 million and $3.7 million, respectively. As of June 30, 2012 and December 31, 2011, the Company had $0.2 million receivable from Cantor and $0.3 million payable to Cantor, respectively, related to open derivative contracts.

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

As of June 30, 2012 and December 31, 2011, the aggregate balance of these employee loans was $220.1 million and $192.7 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. This increase was primarily due to employee loans related to recent acquisitions. Compensation expense for the above mentioned employee loans for the three months ended June 30, 2012 and 2011, was $7.4 million and $7.3 million, respectively. Compensation expense for the above mentioned employee loans for the six months ended June 30, 2012 and 2011, was $14.4 million and $16.2 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010 BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $3.3 million for both the three months ended June 30, 2012 and 2011. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $6.6 million for both the six months ended June 30, 2012 and 2011. See Note 16 — “Notes Payable, Collateralized and Short-Term Borrowings,” for more information.

Controlled Equity Offerings/Payment of Commissions to CF&Co

As discussed in Note 5 — “Unit Redemptions and Stock Transactions,” the Company has entered into controlled equity offering agreements with CF&Co, as the Company’s sales agent. For the three months ended June 30, 2012 and 2011, the Company was charged approximately $0.3 million and $0.1 million, respectively, for services provided by CF&Co. For the six months ended June 30, 2012 and 2011, the Company was charged approximately $0.9 million and $0.4 million, respectively, for services provided by CF&Co. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

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

During the six months ended June 30, 2012, in connection with the redemption by BGC Holdings of an aggregate of 431,985 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $1,282,045, Cantor purchased 431,985 exchangeable limited partnership units from BGC Holdings for an aggregate of $1,282,045. The redemption of the non-exchangeable founding partner units and issuance of an equal number of exchangeable limited partnership units did not change the fully diluted number of shares outstanding. In addition, pursuant to the Sixth Amendment to the BGC Holdings Limited Partnership Agreement, during the six months ended June 30, 2012, Cantor purchased 488,744 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $1,449,663 in connection with the grant of exchangeability and exchange of 488,744 founding partner units. Such exchangeable limited partnership units are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of Class A common stock of the Company.

As of June 30, 2012, there were 137,126 non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets, of up to $5.0 million in the aggregate; such arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. A $2.0 million increase in this amount was authorized on November 1, 2010. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the six months ended June 30, 2012 and 2011, the Company made $0.8 million and $0.9 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

On June 21, 2012, the Company signed an agreement with Thesys Technologies, the infrastructure affiliate of Tradeworx, Inc., to invest in the creation of high-speed microwave data networks for the financial community. In connection with the agreement, the Company has committed to fund up to approximately $13.0 million to Epsilon Networks, LLC as it meets certain milestone targets. During the six months ended June 30, 2012, the Company made loans of approximately $1.1 million to Epsilon Networks, LLC, which are recorded in “Receivables from related parties” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of June 30, 2012, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company will be utilized to determine the shares of profit or loss allocated to each for the period. During the six months ended June 30, 2012, the Company recognized its share of foreign exchange loss of $17 thousand. This loss is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

During the year ended December 31, 2011, the Company issued 9,000,000 shares of Class A common stock to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. In addition, during the year ended December 31, 2011, the Company issued 9,000,000 shares of Class B common stock to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. These issuances did not impact the total number of shares and units outstanding. As a result of these exchanges and the transactions described above, as of June 30, 2012, Cantor held an aggregate of 48,782,933 Cantor units. (See Note 5 — “Unit Redemptions and Stock Transactions.”)

On October 14, 2011, the Company completed the acquisition of Newmark (see Note 3 — “Acquisitions”). In connection with this acquisition, the Company paid an advisory fee of $1.4 million to CF&Co. This fee was recorded as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

On April 13, 2012, the Company completed the acquisition of Grubb & Ellis (see Note 3 — “Acquisitions”). In connection with this acquisition, the Company will pay an advisory fee of $1.0 million to CF&Co. This fee is included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

On June 26, 2012, the Company issued an aggregate $112.5 million principal amount of 8.125% Senior Notes due 2042 (the “8.125% Senior Notes”). In connection with this issuance, the Company will pay fees of approximately $0.2 million to CF&Co. This fee is included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

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

During the six months ended June 30, 2012, the Company repurchased 44,013 shares of Class A common stock, at an average price of $7.66 per share. An aggregate of 41,523 of such shares were purchased from Stephen M. Merkel, the Company’s Executive Vice President, General Counsel and Secretary, and certain family trusts.

During the year ended December 31, 2011, the Company repurchased 60,929 shares of Class A common stock, at an average price of $6.43 per share, from a director, executive officers, and employees of the Company.

During the six months ended June 30, 2012, the Company issued and donated an aggregate of 1,050,000 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day, which shares have been registered for resale by the Relief Fund.

13.	Investments

Equity Method Investments

The Company’s equity method investments consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Equity method investments	$32,008	$20,367

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

The Company’s share of losses related to its investments was $2.7 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively. The Company’s share of losses related to its investments was $5.1 million and $3.1 million for the six months ended June 30, 2012 and 2011, respectively. The Company’s share of the losses is reflected in “Losses on equity investments” in the Company’s unaudited condensed consolidated statements of operations.

Investments in Variable Interest Entities

Certain of the Company’s equity method investments included in the equity method investment table above are considered variable interest entities (“VIE”), as defined under the accounting guidance for consolidation. The Company is not considered the primary beneficiary of, and therefore does not consolidate, any of the variable interest entities in which it holds a variable interest. The Company’s involvement with such entities is in the form of direct equity interests and related agreements. The Company’s maximum exposure to loss with respect to the variable interest entities is its investment in such entities as well as a credit facility and other funding commitments. The following table sets forth the Company’s investment in its unconsolidated variable interest entities and the maximum exposure to loss with respect to such entities as of June 30, 2012 and December 31, 2011. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	June 30, 2012		December 31, 2011
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities(1)	$19,998	$48,978	$—	$—

(1)	In addition to its equity investments, the Company has entered into a credit agreement to lend one of its variable interest entities (ELX) up to $16.0 million. The commitment period for such credit facility extends through March 28, 2015. Additionally, the Company has committed to fund up to approximately $13.0 million to another variable interest entity (Epsilon Networks, LLC) as it meets certain milestone targets. The Company’s maximum exposure to loss with respect to its variable interest entities is the sum of its equity investment plus the $16.0 million credit facility and the funding commitment of approximately $13.0 million.

14.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Computer and communications equipment	$215,963	$198,322
Software, including software development costs	142,502	138,845
Leasehold improvements and other fixed assets	130,911	111,573

	489,376	448,740
Less: accumulated depreciation and amortization	347,458	312,672

Fixed assets, net	$141,918	$136,068

Depreciation expense was $9.3 million and $8.3 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense was $18.2 million and $16.7 million for the six months ended June 30, 2012 and 2011, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

In accordance with FASB guidance, the Company capitalizes qualifying computer software development costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended June 30, 2012 and 2011, software development costs totaling $2.7 million and $3.6 million, respectively, were capitalized. For the six months ended June 30, 2012 and 2011, software development costs totaling $6.7 million and $6.9 million, respectively, were capitalized. Amortization of software development costs totaled $2.0 million and $2.7 million for the three months ended June 30, 2012 and 2011, respectively. Amortization of software development costs totaled $4.7 million and $5.6 million for the six months ended June 30, 2012 and 2011, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.2 million were recorded for the three months ended June 30, 2012, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $1.0 million were recorded for the six months ended June 30, 2012, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

15.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2011	$81,602	$59,540	$141,142
Additional goodwill related to Newmark	—	1,829	1,829
Cumulative translation adjustment	(767)	—	(767)

Balance at June 30, 2012	$80,835	$61,369	$142,204

The Company acquired substantially all of the assets of Grubb & Ellis following the April 13, 2012 approval of the transaction by the U.S. Bankruptcy Court for the Southern District of New York. Based on the Company’s preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed, the Company does not expect to recognize any goodwill from the acquisition.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Definite life intangible assets:
Patents	$36,018	$35,944
Customer base/relationships	15,082	15,280
Internally developed software	5,722	5,722
Noncompete agreements	3,418	3,418
All other	3,786	3,778

Total gross definite life intangible assets	64,026	64,142
Less: accumulated amortization	54,962	52,996

Net definite life intangible assets	9,064	11,146

	June 30, 2012	December 31, 2011
Indefinite life intangible assets:
Trade name	10,685	4,348
Horizon license	1,500	1,500

Total net intangible assets	$21,249	$16,994

Intangible amortization expense was $0.9 million and $0.9 million for the three months ended June 30, 2012 and 2011, respectively. Intangible amortization expense was $1.8 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

16.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
8.75% Convertible Notes	$150,000	$150,000
4.50% Convertible Notes	141,148	138,976
8.125% Senior Notes	108,723	—
Collateralized borrowings	52,345	42,940
Short-term borrowings	—	13,600

Total	$452,216	$345,516

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are currently convertible into 22,959,124 million shares of Class A common stock. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.3 million and $3.3 million for the three months ended June 30, 2012 and 2011, respectively, and $6.6 and $6.6 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

The 8.75% Convertible Notes are currently convertible, at the holder’s option, at a conversion rate of 153.0608 shares of Class A common stock per $1,000 principal amount of notes, subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”). The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $2.9 million for the three months ended June 30, 2012. The Company recorded interest expense related to the 4.50% Convertible Notes of $5.8 million for the six months ended June 30, 2012. There was no interest expense related to the 4.50% Convertible Notes for the three or six months ended June 30, 2011.

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

As prescribed by FASB guidance, Debt, the Company recognized the value of the embedded conversion feature of the 4.50% Convertible Notes as an increase to additional paid-in capital of approximately $19.0 million on a pre-tax basis ($16.1 million net of taxes and issuance costs). The embedded conversion feature was measured as the difference between the proceeds received and the fair value of a similar liability without the conversion feature. The value of the conversion feature is treated as a debt discount and reduced the initial carrying value of the 4.50% Convertible Notes to $137.1 million, net of debt issuance costs of $3.9 million allocated to the debt component of the instrument. The discount is amortized as interest cost and the carrying value of the notes will accrete up to the face amount over the term of the notes.

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

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Principal amount of debt component	$160,000	$160,000	$150,000	$150,000
Unamortized discount	(18,852)	(21,024)	—	—
Carrying amount of debt component	141,148	138,976	150,000	150,000
Carrying amount of equity component	18,972	18,972	—	—
Effective interest rate	7.61%	7.61%	8.75%	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016	4/15/2015	4/15/2015
Conversion price	$9.84	$9.84	$6.53	$6.66
Number of shares to be delivered upon conversion	16,260,160	16,260,160	22,959,124	22,508,095
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—	$—	$—

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes				8.75% Convertible Notes
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Coupon interest	$1,800	$—	$3,600	$—	$3,281	$3,281	$6,562	$6,562
Amortization of discount	1,090	—	2,172	—	—	—	—	—

Total interest expense	$2,890	$—	$5,772	$—	$3,281	$3,281	$6,562	$6,562

Senior Notes

On June 26, 2012, the Company issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042 pursuant to the Company’s effective Shelf Registration Statement on Form S-3, as amended. The 8.125% Senior Notes are senior unsecured obligations of BGC Partners, Inc. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes are listed on the New York Stock Exchange under the symbol “BGCA.” The Company intends to use the proceeds to repay short-term borrowings under its unsecured revolving credit facility and for general corporate purposes, including potential acquisitions.

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost and the carrying value of the notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 8.125% Senior Notes of $0.1 million for the three and six months ended June 30, 2012. There was no interest expense related to the 8.125% Senior Notes for the three and six months ended June 30, 2011.

Collateralized Borrowings

On various dates beginning in 2009 and most recently on June 29, 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets in exchange for loans. The secured loan arrangements have fixed rates between 2.62% and 8.09% per annum and are repayable in consecutive monthly installments with the final payments due in June 2016. The outstanding balance of the secured loan arrangements was $35.2 million and $20.6 million as of June 30, 2012 and December 31, 2011, respectively. The value of the fixed assets pledged was $31.6 million and $18.0 million as of June 30, 2012 and December 31, 2011, respectively. The secured loan arrangements are guaranteed by the Company. The Company recorded interest expense related to the secured loan arrangements of $0.3 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively. The Company recorded interest expense related to the secured loan arrangements of $0.7 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively.

On various dates during the years ended December 31, 2011 and 2010, the Company sold certain furniture, equipment and software for $34.2 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $17.2 million and $22.4 million as of June 30, 2012 and December 31, 2011, respectively. The value of the fixed assets pledged was $12.2 million and $17.0 million as of June 30, 2012 and December 31, 2011, respectively. The Company recorded interest expense of $0.3 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively. The Company recorded interest expense of $0.6 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively.

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

Credit Agreement

On June 23, 2011, the Company entered into a credit agreement with a bank syndicate (the “Credit Agreement”) which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013. Borrowings under the Credit Agreement will bear interest at a per annum rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the prime rate as established by the Administrative Agent from time to time, (ii) the average federal funds rate plus 0.5%, and (iii) the reserve adjusted one month LIBOR reset daily plus 1.0%, or (b) the reserve adjusted LIBOR for interest periods of one, two, three or six months, as selected by the Company, in each case plus an applicable margin. The applicable margin will initially be 2.0% with respect to base rate borrowings in (a) above and 3.0% with respect to borrowings selected as LIBOR borrowings in (b) above, but may increase to a maximum of 3.0% and 4.0%, respectively, depending upon the Company’s credit rating. The Credit Agreement also provides for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement requires that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provides for certain financial covenants, including minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. The Credit Agreement also contains certain other affirmative and negative covenants. As of June 30, 2012, there were no borrowings outstanding under the Credit Agreement. The Company recorded interest expense related to the Credit Agreement of $0.7 million and $0.8 million for the three and six months ended June 30, 2012, respectively. There was no interest expense related to the Credit Agreement for the three or six months ended June 30, 2011.

17.	Compensation

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2011	45,814,354
Granted	19,356,090
Redeemed/Exchanged units	(6,151,058)
Forfeited units	(806,662)

Balance at June 30, 2012	58,212,724

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). Upon grant of exchangeability, the limited partnership units are cancelled, and the partner is granted a partnership unit that is exchangeable for shares of the Company’s Class A common stock. At the time exchangeability is granted, the Company recognizes an expense based on the fair value of the award on that date which is included in “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended June 30, 2012 and 2011, the Company granted exchangeability on 6.2 million and 2.5 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $38.1 million and $23.0 million, respectively. During the six months ended June 30, 2012 and 2011, the Company granted exchangeability on 10.1 million and 3.7 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $64.1 million and $34.0 million, respectively.

The number of unvested limited partnership units as of June 30, 2012 and December 31, 2011 was 2.6 million and 2.6 million, respectively.

As of June 30, 2012 and December 31, 2011, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 5.8 million and 1.8 million, respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest over three years from the date of the grant. The Company recognized a pre-tax compensation expense of $1.2 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively, related to limited partnership units that were not redeemed. The Company recognized a pre-tax compensation expense of $1.5 million and $3.9 million for the six months ended June 30, 2012 and 2011, respectively, related to limited partnership units that were not redeemed. As of June 30, 2012 and December 31, 2011, the notional value of the applicable limited partnership units was $29.9 million and $37.6 million, respectively. As of June 30, 2012 and December 31, 2011, the aggregate estimated fair value of the limited partnership units held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was $11.5 million and $16.5 million, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2011	2,721,820	$5.96	1.76
Granted	1,373,845	5.51
Delivered units	(1,180,050)	4.84
Forfeited units	(187,766)	6.19

Balance at June 30, 2012	2,727,849	$6.20	2.10

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

During the six months ended June 30, 2012 and 2011, the Company granted 1.4 million and 1.0 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $7.6 million and $8.3 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two to four-year period.

For RSUs that vested during the six months ended June 30, 2012, the Company withheld shares valued at $2.0 million to pay payroll taxes due at the time of vesting.

As of June 30, 2012 and December 31, 2011, the aggregate estimated grant date fair value of outstanding RSUs was approximately $16.9 million and $16.2 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $1.1 million and $2.5 million for the three months ended June 30, 2012 and 2011, respectively. Compensation expense related to RSUs, before associated income taxes, was approximately $4.0 million and $4.6 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was approximately $14.8 million of total unrecognized compensation expense related to unvested RSUs.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	8,256,066	$14.07	2.9	$—
Forfeited options	(96,977)	9.34

Balance at June 30, 2012	8,159,089	$14.13	2.4	$—

Options exercisable at June 30, 2012	8,159,089	$14.13	2.4	$—

The Company did not grant any stock options during the six months ended June 30, 2012 and 2011. During the six months ended June 30, 2012, there were no exercises of options. During the six months ended June 30, 2011, the aggregate intrinsic value of options exercised was $0.6 million, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. Cash received from option exercises during the six months ended June 30, 2011 was $7.7 million.

The Company did not record any compensation expense related to stock options for the three or six months ended June 30, 2012 and 2011, as all of these options vested in prior years. As of June 30, 2012, there was no unrecognized compensation expense related to unvested stock options.

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

On June 9, 2010, TT filed in the District Court a “Motion to Enforce the Money Judgment.” The Company opposed this motion on the ground that no money judgment was entered prior to the taking of the appeal by TT. A Magistrate Judge concluded there was no money judgment, but on its own initiative recommended the District Court amend the Final Judgment to include damages in the principal amount of $2.5 million. On March 29, 2011, the District Court affirmed. The parties subsequently stipulated to a further amendment to the judgment to apportion this amount in accordance with remitted jury verdict between eSpeed. The Company reserved its rights with respect to this amended judgment and on May 27, 2011 filed an appeal of the amended judgment. On June 6, 2012, the United States Court of Appeals for the Federal Circuit affirmed the amended judgment; its mandate issued on July 13, 2012. The amended judgment has been satisfied, while the issue of costs remains pending before the District Court.

On February 3, 2010, TT filed another civil action against the Company in the Northern District of Illinois, alleging direct and indirect infringement of three additional patents, U.S. Patents Nos. 7,533,056, 7,587,357, and 7,613,651, and by later amendment to the complaint No. 7,676,411 by the eSpeedometer product. On June 24, 2010, TT filed a Second Amended Complaint to add certain of the Company’s affiliates. On February 4, 2011, the Court ordered that the case be consolidated with nine other cases filed by TT in February 2010 against other defendants, involving some of the same patents. On May 25, 2011, TT filed a Third Amended Complaint substituting certain of the Company’s affiliates for the previously-named defendants. On June 15, 2011, TT filed a Fourth Amended Complaint adding claims of direct and indirect infringement of six additional U.S. Patents Nos. 7,685,055, 7,693,768, 7,725,382, 7,813,996, 7,904,374, and 7,930,240. On October 3, 2011 the Company filed an answer and counterclaims. On February 9, 2012, the Court granted a motion for partial summary judgment, holding that Patent No. 7,676,411 is invalid, and a motion for partial summary judgment that Patent No. 7,533,056 is not invalid for lack of written description. On July 31, 2012, the Court entered a final judgment of invalidity as Patents Nos. 7,676,411, 7,685,055, 7,693,768, and 7,904,374, and certified that final judgment for immediate interlocutory appeal. TT filed a notice of appeal from that final judgment on July 31, 2012.

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

The parties stipulated to consolidate the FINRA Arbitration with five other related arbitrations (FINRA Case Nos. 09-04807, 09-04842, 09-06377, 10-00139 and 10-01265)—two arbitrations previously commenced against Tullett Liberty by certain of its former brokers now employed by BGC Financial, as well as three arbitrations commenced against BGC Financial by brokers who were previously employed by BGC Financial before returning to Tullett Liberty. FINRA consolidated them. BGC Financial and the employees filed their Statement of Answer and BGC’s Statement of Counterclaim. Tullett Liberty responded to BGC’s Counterclaim. Tullett filed an action in the Supreme Court, New York County against three of BGC’s executives involved in the recruitment in the New York metropolitan area. Tullett agreed to discontinue the action in New York state court and add these claims to the FINRA Arbitration. Tullett and the Company have also agreed to join Tullett’s claims against BGC Capital Markets, L.P. to the FINRA Arbitration. The parties and FINRA also agreed to consolidate an eighth arbitration filed against the Tullett Subsidiaries by certain of its former brokers now employed by BGC Financial. The hearings in the FINRA Arbitration and the arbitrations consolidated therewith began in mid-April 2012.

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

Subsidiaries of Tullett filed additional claims with FINRA on April 4, 2011, seeking unspecified damages and injunctive relief against BGC Financial, and nine additional former employees of the Tullett subsidiaries alleging similar claims (similar to those asserted in the previously filed FINRA Arbitration) related to BGC Financial’s hiring of those nine employees in 2011. These claims have not been consolidated with the other FINRA proceedings. BGC Financial and those employees filed their Statement of Answer and the employees’ Statement of Counterclaims, and the Tullett subsidiaries responded to the employees’ counterclaims. This case is scheduled for hearings before FINRA in October 2012.

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

In November 2010, the Company’s affiliates filed three proceedings against Tullett Prebon Information (C.I.) Ltd and certain of its affiliates. In these proceedings, the Company’s affiliates seek to recover significant damages relating to Tullett’s theft of BGCantor Market Data’s proprietary data. BGCantor Market Data (and two predecessors in interest) seek contractual damages and two of the Company’s brokerage affiliates seek disgorgement of profits due to unfair competition. An award has been rendered in the arbitration by BGCantor Market Data (and two predecessors in interest) in favor of the Company in the approximate amount of $0.8 million. The Company has moved to vacate the award because of its failure to award attorneys’ fees and award a greater amount in damages. Tullett has moved to confirm the award.

On March 9, 2012, a purported derivative action was filed in the Supreme Court of the State of New York, County of New York captioned International Painters and Allied Trades Industry Pension Fund, etc. v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 650736-2012, which suit alleges that the terms of the April 1, 2010 8.75% Convertible Notes issued to Cantor were unfair to the Company, the Company’s Controlled Equity Offerings unfairly benefited Cantor at the Company’s expense and the August 2011 amendment to the change in control agreement of Mr. Lutnick was unfair to the Company. It seeks to recover for the Company unquantified damages, disgorgement of payments received by defendants, a declaration that the 8.75% Convertible Notes are void and attorneys’ fees. On April 2, 2012, a purported derivative action was filed in the Court of Chancery of the State of Delaware captioned Samuel Pill v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Civil Action No. 7382-CS, which suit alleged that the terms of the April 1, 2010 8.75% Convertible Notes issued to Cantor were unfair to the Company, the Company’s Controlled Equity Offerings unfairly benefited Cantor at the Company’s expense and the August 2011 amendment to the change in control agreement of Mr. Lutnick was unfair to the Company. It seeks to recover for the Company unquantified damages, disgorgement of payments received by defendants, a declaration that the 8.75% Convertible Notes are void and attorneys’ fees. On April 12, 2012, this Complaint was subsequently amended to delete any claim for relief in connection with the 8.75% Convertible Notes. On June 8, 2012, Defendants filed a motion simultaneously in New York and Delaware requesting that the two actions proceed in one forum. In response to Defendants’ motion, Plaintiff Samuel Pill voluntarily dismissed the Delaware action, without prejudice, in the Court of Chancery in the State of Delaware on June 19, 2012. On the same date, Plaintiff Pill refiled his complaint in the Supreme Court of the State of New York, County of New York, captioned Samuel Pill v. Cantor Fitzgerald, L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 652126-2012. It is the Company’s expectation that the two actions now pending in New York will be consolidated. Responses to both complaints are not yet due. The Company believes that each of these allegations is without merit and intends to defend against them vigorously.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of June 30, 2012, the Company was contingently liable for $1.9 million under these letters of credit.

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

The Company’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners, (see Note 2 — “Limited Partnership Interests in BGC Holdings” for discussion of partnership interests) rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. No deferred U.S. federal income taxes have been provided for the undistributed foreign corporate earnings since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2012, the Company had $3.3 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of June 30, 2012, we had approximately $0.5 million of accrued interest related to uncertain tax positions. During the three and six months ended June 30, 2012, the Company did not have any material charges with respect to interest and penalties.

20.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2012, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the U.K. Financial Services Authority (“FSA”) and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of June 30, 2012, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2012, $362.7 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $182.8 million.

21.	Segment and Geographic Information

Segment Information

The Company’s business segments are determined based on the products and services provided and reflect the manner in which financial information is evaluated by management. Prior to the quarter ended June 30, 2012, the Company had one reportable segment. Following the acquisition of substantially all of the assets of Grubb & Ellis, the Company has changed its segment reporting structure. As a result, for the quarter ended June 30, 2012, the Company’s operations consisted of two reportable segments, Financial Services and Real Estate Services. Accordingly, all segment information presented herein reflects the Company’s revised segment reporting structure for all periods presented. Financial Services provides financial intermediary services to the financial markets, integrated voice and electronic brokerage and trade execution services in a broad range of products and services, including global fixed income securities, equities, futures, foreign exchange, derivatives and other instruments, including proprietary market data offerings thereon. Real Estate Services includes commercial real estate brokerage and sales and related financial services, consulting, project and development management, and property and facilities management.

The Company evaluates the performance and reviews the results of the segments based on each segment’s “income (loss) from operations before income taxes.” The Company’s segment information does not include analysis of assets by segment. Except for goodwill, the Company does not allocate assets by operating segment, nor does management evaluate operating segments using discrete asset information. See Note 15 — “Goodwill and Other Intangible Assets, Net” for goodwill by reportable segment.

Selected financial information for the Company’s segments is presented below. The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category, which includes fees from related parties and interest income as well as unallocated expenses, such as the grant of exchangeability to limited partnership units, allocations of net income to founding/working partner units and limited partnership units, certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level.

Three months ended June 30, 2012 (dollars in thousands):

	Financial	Real Estate	Corporate
	Services	Services	Items	Total
Brokerage revenues:
Rates	$134,403	$—	$—	$134,403
Credit	70,084	—	—	70,084
Foreign exchange	53,241	—	—	53,241
Equities and other asset classes	41,714	—	—	41,714
Real estate	—	92,274	—	92,274

Real estate management services	—	31,674	—	31,674
Market data	3,990	—	—	3,990
Software solutions	2,487	—	—	2,487
Fees from related parties	3,076	—	10,418	13,494
Losses on equity investments	—	—	(2,652)	(2,652)
Other revenues	25	7,132	129	7,286

Total non-interest revenues	309,020	131,080	7,895	447,995
Interest income	223	117	1,203	1,543

Total revenues	309,243	131,197	9,098	449,538
Interest expense	1,426	77	6,075	7,578
Other expenses	249,341	125,974	62,195	437,510

Income (loss) from operations before taxes	$58,476	$5,146	$(59,172)	$4,450

For the three months ended June 30, 2012, the Real Estate Services segment income from operations before taxes excludes $8.8 million related to the collection of receivables and associated expenses that were capitalized as part of acquisition accounting.

Three months ended June 30, 2011 (dollars in thousands):

	Financial	Real Estate	Corporate
	Services	Services	Items	Total
Brokerage revenues:
Rates	$145,715	$—	$—	$145,715
Credit	78,134	—	—	78,134
Foreign exchange	55,630	—	—	55,630
Equities and other asset classes	61,660	—	—	61,660
Real estate	—	—	—	—

Real estate management services	—	—	—	—
Market data	4,598	—	—	4,598
Software solutions	2,257	—	—	2,257
Fees from related parties	2,981	—	13,225	16,206
Losses on equity investments	—	—	(1,399)	(1,399)
Other revenues	565	—	238	803

Total non-interest revenues	351,540	—	12,064	363,604
Interest income	997	—	(43)	954

Total revenues	352,537	—	12,021	364,558
Interest expense	384	—	4,384	4,768
Other expenses	280,292	—	56,018	336,310

Income (loss) from operations before taxes	$71,861	$—	$(48,381)	$23,480

Six months ended June 30, 2012 (dollars in thousands):

	Financial	Real Estate	Corporate
	Services	Services	Items	Total
Brokerage revenues:
Rates	$281,287	$—	$—	$281,287
Credit	154,455	—	—	154,455
Foreign exchange	111,972	—	—	111,972
Equities and other asset classes	85,535	—	—	85,535
Real estate	—	130,700	—	130,700

Real estate management services	—	32,566	—	32,566
Market data	8,954	—	—	8,954
Software solutions	4,936	—	—	4,936
Fees from related parties	5,980	—	20,061	26,041
Losses on equity investments	—	—	(5,108)	(5,108)
Other revenues	46	9,057	320	9,423

Total non-interest revenues	653,165	172,323	15,273	840,761
Interest income	714	291	2,733	3,738

Total revenues	653,879	172,614	18,006	844,499
Interest expense	3,080	258	11,798	15,136
Other expenses	515,872	168,459	121,670	806,001

Income (loss) from operations before taxes	$134,927	$3,897	$(115,462)	$23,362

For the six months ended June 30, 2012, the Real Estate Services segment income from operations before taxes excludes $11.4 million related to the collection of receivables and associated expenses that were capitalized as part of acquisition accounting.

Six months ended June 30, 2011 (dollars in thousands):

	Financial	Real Estate	Corporate
	Services	Services	Items	Total
Brokerage revenues:
Rates	$298,525	$—	$—	$298,525
Credit	165,327	—	—	165,327
Foreign exchange	109,849	—	—	109,849
Equities and other asset classes	110,261	—	—	110,261
Real estate	—	—	—	—

Real estate management services	—	—	—	—
Market data	9,174	—	—	9,174
Software solutions	4,390	—	—	4,390
Fees from related parties	6,594	—	25,047	31,641
Losses on equity investments	—	—	(3,060)	(3,060)
Other revenues	674	—	440	1,114

Total non-interest revenues	704,794	—	22,427	727,221
Interest income	374	—	1,986	2,360

Total revenues	705,168	—	24,413	729,581
Interest expense	790	—	8,373	9,163
Other expenses	560,326	—	112,073	672,399

Income (loss) from operations before taxes	$144,052	$—	$(96,033)	$48,019

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three and six months ended June 30, 2012 and 2011, respectively, and information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net, fixed assets, net, certain other investments, goodwill, other intangible assets, net of accumulated amortization, and rent and other deposits) in the geographic areas as of June 30, 2012 and December 31, 2011, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
United States	$218,906	$90,920	$364,103	$188,137
United Kingdom	134,355	157,468	277,370	319,357
Asia	52,029	60,746	108,807	118,507
France	22,731	34,621	51,254	63,275
Other Americas	10,818	11,977	22,706	22,964
Other Europe/MEA	10,699	8,826	20,259	17,341

Total revenues	$449,538	$364,558	$844,499	$729,581

	June 30,	December 31,
	2012	2011
Long-lived assets:
United States	$312,635	$293,912
United Kingdom	146,114	139,741
Asia	56,592	53,721
France	9,935	10,044
Other Americas	17,530	19,556
Other Europe/MEA	3,148	3,746

Total long-lived assets	$545,954	$520,720

22.	Subsequent Events

Second Quarter Dividend

On July 24, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share for the second quarter of 2012 payable on August 23, 2012 to Class A and Class B common stockholders of record as of August 9, 2012.

Controlled Equity Offering

During the period from July 1, 2012 through August 3, 2012, the Company issued, pursuant to its controlled equity offerings, 1,800,000 shares of Class A common stock related to exchanges and redemptions of limited partnership interests as well as for general corporate purposes.

Share Repurchase and Unit Redemption Authorization

On August 6, 2012 the Company’s Board of Directors increased the BGC Partners share repurchase and unit redemption authorization to $100.0 million.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2012 and 2011. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

Overview and Business Environment

BGC Partners is a leading global brokerage company primarily servicing the wholesale financial and property markets. The Company specializes in the brokering of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commercial real estate, commodities, futures, and structured products. BGC Partners also provides a full range of financial services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through its eSpeed, BGC Trader™ and BGC Market Data brands, BGC Partners offers financial technology solutions, market data, and analytics related to select financial instruments and markets.

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

BGC Partners’ customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. Named after fixed income trading innovator B. Gerald Cantor, BGC has offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Chicago, Copenhagen, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich. The Company expects to have additional offices as it integrates the Grubb & Ellis business. The Company is completing the process of transitioning hundreds of brokers from the Grubb & Ellis bankruptcy estate to entities that it owns. While the Company has executed employment/service and partnership arrangements with a large majority of the brokers, the Company is operating under a transition services agreement with the estate to assist with the process and expects to complete the transfer to its partnership and employment/service arrangements with respect to the remaining brokers shortly. In the interim, the Company is entitled to the revenues and is responsible for the expenses of these brokers under the transition services agreement. No assurance can be given that the Company will be able to successfully hire all of the remaining brokers.

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

Financial Services:

Growth Drivers

As a wholesale intermediary, our business is driven by several key drivers in addition to those listed above. These include: overall industry volumes in the markets in which we broker, the size and productivity of our front-office headcount (sales people and brokers alike), regulatory issues, overall economic growth and employment trends in the U.S., and the percentage of our revenues related to fully electronic brokerage.

Some of these main drivers had a positive impact, on our results in the second quarter of 2012 compared to the year earlier period, while others had a negative impact.

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

During the second quarter of 2012, industry volumes generally declined year-over-year for many of the OTC and listed products we broker in Rates, Credit, Foreign Exchange and Equities. This was due in large part to volatility being lower than the 10-year average in these asset classes during the quarter. For example, a broader measure of volatility across rates, credit, FX, equities, and other markets is Bank of America Merrill Lynch’s Global Financial Stress Index (“GFSI”). It averaged approximately 0.67 over the last five years, and has been as high as 3.01 during the second half of 2008, but averaged only 0.42 during the second quarter of 2012. In Real Estate Services, the overall industry volumes were more favorable for our business in the first quarter. These industry volumes are generally good proxies for the volumes across our five asset class categories. Below is a discussion of the volume and growth drivers of our various brokerage product categories.

Rates Volumes and Volatility

BGC’s Rates business is particularly influenced by the level of sovereign debt issuance globally, and over the past year this issuance has generally continued to grow, though with some pullback in 2011. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), gross U.S. Treasury issuance, increased by approximately 33.8% for the first six months of 2012 versus the same period last year, although it was down by approximately 16% for all of 2011.

Rates volumes are also influenced by market volatility, and such volatility has been dampened in recent months due to quantitative easing undertaken by the U.S. Federal Reserve and other central banks. Quantitative easing entails the central banks buying government securities or other securities in the open market – particularly longer-dated instruments – in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade and are not hedged – thus lowering Rates volumes across cash and derivatives markets industry-wide. As of July 12, 2012, the U.S. Federal Reserve had over $2.2 trillion worth of long-dated U.S. Treasury and Federal Agency securities, compared with $1.7 trillion at the beginning of 2011, $1.4 trillion at the beginning of 2010, and less than $20 billion at the beginning of 2009. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past three years.

Largely as a result of quantitative easing, and the short-term decline in U.S. Treasury issuance in 2011, the U.S. Federal Reserve reported that U.S. Treasury average daily volumes traded by primary dealers decreased by 12.1% year-over-year in the second quarter of 2012, while volumes for CME Treasury, Euronext and Eurex rates volumes declined by 20.4%, 8.6%, and 23.3%, respectively. BGC’s fully electronic Rates notional volumes decreased by 14.0% year-over-year in the second quarter of 2012, in-line with the overall industry, while our Rates revenues were down by 8.0%.

Analysts and economists expect sovereign debt issuance to remain at these high levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For instance, according to the Congressional Budget Office (the “CBO”), U.S. federal debt will be 70% for fiscal year 2012, and approximately 61% of GDP at the end of fiscal year 2022, versus 36% at the end of fiscal year 2007. Similarly, the European Commission reports that, in the aggregate, European Union (“EU 27”) government debt as a percent of GDP will have increased from 59% in 2007 to 83% by 2011. Meanwhile, analysts expect that the effects of various forms of quantitative easing will continue to impact markets for at least the next few quarters, because economic growth remains weak in most G-20 nations. As a result, we expect long term tailwinds in our Rates business from continuing high levels of government debt, but near term headwinds due to quantitative easing.

Credit Volumes

The cash portion of BGC’s Credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. BGC’s Credit revenues decreased in the second quarter of 2012 compared to the second quarter of 2011, reflecting an industry-wide softening in corporate bond and credit derivative activity. For example, TRACE eligible corporate securities volumes were up by less than 2% year-over-year in the second quarter of 2012, while DTCC total credit derivatives notional amount outstanding was down by 12% year-over-year at quarter end. With BGC’s fully electronic credit volume-up by approximately 51% year-over-year in the second quarter of 2012, BGC’s fully electronic Credit desks did, however, continue to outperform the overall market. Our overall Credit revenues declined by 10% over the same timeframe.

Foreign Exchange Volumes and Volatility

The overall FX market saw decreased volatility industry-wide. For example, CVIX (the Deutsche Bank Currency Volatility Index) has averaged approximately 12 over the past five years. It has been as high as 24 in the fourth quarter of 2008 and above 15 in more recent periods of market uncertainty. In the second quarter of 2012, it was 10.4 on average. This was partially a result of the central banks of Japan and Switzerland in the currency markets to keep the yen and franc, respectively, from appreciating. Because of these factors, most industry volumes had only modest increases or decreases in the second quarter compared to a year earlier. CLS Group (“CLS”), which settles the majority of bank-to-bank spot and forward FX transactions, reports that its average daily value traded grew by 4.5% year-over-year in the second quarter of 2012, while CME FX futures and EBS spot FX volumes were up by 1.9% and down by 27.3%, respectively. With respect to BGC’s FX business, our revenues were largely in-line with corresponding industry figures in the second quarter of 2012: our overall FX revenues were down by 4.3%, while our fully electronic FX revenues were up by approximately 49% year-over-year.

Equity-Related Volumes and Volatility

BGC’s revenues from Equities and Other Asset Classes were negatively impacted in the second quarter of 2012 due in part to lower equity cash and derivatives volumes globally. Our European businesses was particularly impacted. During the second quarter of 2012, equity derivatives volumes (including indices) as reported by the Options Clearing Corporation, Eurex, and Euronext, were down by approximately 5.4%, 12%, and 14%, respectively, all when compared to the second quarter of 2011. Total U.S. Stock dollar volume was down by 6.7% year -over -year. In addition, the following European Indices showed year-on-year price declines: Euro Stoxx 50 Price Eur, Deutsche Borse AG German Stock Index and the FTSE 100 Index. Overall, BGC’s Equities and Other Asset Classes business declined by 32.3% year-over-year.

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

The combination of more market acceptance of hybrid and fully electronic trading and BGC Partners’ competitive advantage in terms of technology and experience has contributed to our strong gains in e-broking. During the second quarter of 2012, we continued to invest in hybrid and fully electronic technology broadly across our product categories.

Revenues related to fully electronic trading were down 6.6% to $37.9 million. This represented 12.3% of Financial Services revenues and 8.4% of total revenues. A year earlier, revenues related to fully electronic trading were $40.5 million or 11.5% of Financial Services revenues and 11.1% of total revenues. The year-on-year change in fully electronic revenues was driven primarily by a modest decline in Rates e-brokerage, which reflected weaker overall industry volumes, as well as a slight decrease in fully electronic Credit revenues. These were partially offset by an approximately 49% increase in the e-brokerage of Foreign Exchange products, with particularly strong growth from options desks. BGC now offers e-broking on over 100 out of approximately 230 desks, compared with approximately 80 of 200 a year ago. Although revenues related to fully electronic trading as a percentage of Financial Services revenues were higher year-over-year, the total revenues related to fully electronic trading were down due to the general reduction in global volumes. As we continue to roll out BGC Trader and Volume Match to more of our desks, we expect growth in fully electronic trading to resume over time.

Real Estate Services:

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

Although overall industry metrics are not as highly correlated to our quarterly revenues for Real Estate as they are in Rates, Credit, Foreign Exchange, and Equities, they do provide some indication for general direction of the business. According to Newmark Grubb Knight Frank Research, the overall vacancy rate for office properties in the nation’s key markets improved by 4.3% year-over-year to 16.1% from 16.8% in the second quarter of 2011, and is at the lowest level since late 2009. The national vacancy rate for industrial properties was 11.8% in the second quarter of 2012, an improvement on the 13.0% rate measured one year ago. Rents for all property types in the U.S. continued to improve modestly. CoStar Group (a leading provider of information and analytic services) reported similar improvements in vacancy rates and rents for the national office, industrial, and retail markets. CoStar Commercial Repeat-Sale Composite Value Weighted Index (a comprehensive measure of commercial real estate prices in the United States) showed prices up 13.8% year-over-year through May 2012.

Regulatory Environment

In the case of our financial intermediary businesses, regulators and legislators in the U.S. and EU continue to craft new laws and regulations for the global OTC derivatives markets, including, most recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act. The new rules and proposals for rules have mainly called for additional transparency, position limits and collateral or capital requirements, as well as for central clearing of most standardized derivatives. We believe that uncertainty around the final form such new rules might take may have negatively impacted trading volumes in certain markets in which we broker. We believe that it is too early to comment on specific aspects of the U.S. regulations as rules are still being created, and much too early to comment on laws not yet passed in Europe. However, overall we believe the net effect of the rules and regulations will be positive for our business.

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

The FSA’s periodic Advanced, Risk-Responsive Operating Frame Work (“ARROW”) risk assessment of our U.K. group’s regulated businesses identified certain weaknesses in our U.K. group’s risk, compliance and control functionality, including governance procedures. In accordance with its normal process, the FSA provided us with an initial written Risk Mitigation Program (the “Program”) regarding the foregoing. In response to this we retained an international consultancy firm and U.K. external counsel to assist us with a wide program of remediation to address the points raised.

Within the Program, we provided an assessment of the appropriateness of the scope and structure of the businesses in our U.K. group. We increased the liquidity and capital levels of certain of our U.K. group’s existing FSA-regulated businesses, and also reviewed and enhanced our policies and procedures relating to assessing risks and our liquidity and capital requirements. We also produced detailed contingency planning steps to determine the stand-alone viability of each of the businesses in our U.K. group, as well as a theoretical orderly wind-down scenario for these businesses. Finally, we agreed to a temporary, voluntary limitation on acquisitions of new businesses regulated by the FSA and entering into new regulated business lines.

A significant number of outputs from the remediation program were delivered to the FSA in December 2011. The FSA responded positively, and on March 1, 2012, the FSA confirmed that it had relaxed the voluntary undertaking of BGC Brokers L.P., a U.K. subsidiary of the Company. With respect to acquisitions, for new business lines or material change in its risk profile, members of the BGC European Group intend to provide prior notice to the FSA to consider and determine that it has no objection. At around the same time that the voluntary undertaking was relaxed, the FSA presented us with the second part of the Risk Mitigation Program, although the majority of the items presented have either already been remediated or form part of an existing work plan. The items identified are scheduled to be completed within 2012.

The FSA has confirmed that through the use of a Skilled Person’s Report, they will seek to test implementation effectiveness of specific areas covered under the remediation program in the second half of the year as the Company continues to remediate the areas indicated by the FSA in its recent reviews and will continue to dedicate time, resources and funds to such efforts. The Company is scheduled to undergo its periodic ARROW risk assessment in the fourth quarter. We do not anticipate that the current costs in connection with the FSA remedial work or the ARROW risk assessment will have a material adverse effect on our businesses, financial condition, results of operations or prospects.

Liquidity and Capital Resources

During the year ended December 31, 2011, the Company entered into a credit agreement with a bank syndicate (the “Credit Agreement”) which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013 (for a detailed description of this facility, see Note 16 — “Notes Payable, Collateralized and Short-Term Borrowings” to the Company’s unaudited condensed consolidated financial statements). The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing the Company’s existing businesses and operations, expanding its businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of its Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in the Company’s subsidiaries. As of June 30, 2012, the Company had no borrowings outstanding under the Credit Agreement.

In addition, on July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”). For a complete description of these notes, see Note 16 — “Notes Payable, Collateralized and Short-Term Borrowings” to the Company’s unaudited condensed consolidated financial statements.

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

On June 26, 2012, the Company issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042 (the “8.125% Senior Notes”) pursuant to the Company’s effective Shelf Registration Statement on Form S-3, as amended. The 8.125% Senior Notes are senior unsecured obligations of BGC Partners, Inc. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes are listed on the New York Stock Exchange under the symbol “BGCA.” The Company intends to use the proceeds to repay short-term borrowings under its unsecured revolving credit facility and for general corporate purposes, including potential acquisitions.

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost and the carrying value of the notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 8.125% Senior Notes of $0.1 million for the three and six months ended June 30, 2012. There was no interest expense related to the 8.125% Senior Notes for the three and six months ended June 30, 2011.

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

As of June 30, 2012, our front-office headcount was up by over 46% year-over-year to 2,605 brokers and salespeople. For the three months ended June 30, 2012, average revenue generated per broker or salesperson was approximately $159,000, down approximately 21% from the three months ended June 30, 2011 when it was approximately $200,000.

BGC Partners’ average revenue per front office employee has historically declined year-over-year for the periods following significant headcount increases, as new brokers and salespeople generally achieve significantly higher productivity levels in their second year with the Company. The year-on-year differences in front office productivity were also due in part to lower overall industry volumes across the Financial Services segment in the second quarter. In addition, commercial real estate services firms typically generate less revenue per broker than do wholesale market intermediaries, although their overall levels of profitability are generally similar.

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

On April 13, 2012, BGC completed the acquisition of substantially all of the assets of Grubb & Ellis (the “Closing”). CF&Co. acted as an advisor to BGC in connection with this transaction and is expected to receive a fee of $1.0 million.

The Company is completing the process of transitioning hundreds of brokers from the Grubb & Ellis bankruptcy estate to entities that it owns. While the Company has executed employment/service and partnership arrangements with a large majority of the brokers, the Company is operating under a transition services agreement with the estate to assist with the process and expects to complete the transfer to its partnership and employment/service arrangements with respect to the remaining brokers shortly. In the interim, the Company is entitled to the revenues and is responsible for the expenses of these brokers under the transition services agreement. No assurance can be given that the Company will be able to successfully hire all of the remaining brokers.

Financial Highlights

For the three months ended June 30, 2012, the Company had income from operations before income taxes of $4.5 million compared to $23.5 million, a decrease of $19.0 million from the year earlier period. Total revenues increased approximately $85.0 million and total expenses increased approximately $104.0 million.

Total revenues were $449.5 million and $364.6 million for the three months ended June 30, 2012 and 2011, respectively, representing a 23.3% increase. The main factors contributing to the increase were:

•

Revenues generated by our Real Estate Services segment which is comprised of Newmark Knight Frank (acquired in the fourth quarter of 2011) and Grubb & Ellis (acquired in the second quarter of 2012). The key components of this segment were brokerage revenues of $92.3 million and real estate management services revenues of $31.7 million.

•

Revenues generated by our Financial Services segment were down $43.3 million to $309.2 million from the year earlier period. Lower activity from our large bank customers contributed to declines in market activity industry wide across the Financial Services asset classes.

•	An increase in our front-office personnel from 1,780 at June 30, 2011 to 2,605 at June 30, 2012.

•

Revenues related to fully electronic trading were 12.3% of Financial Services revenues compared to 11.5% a year ago. BGC’s overall fully electronic performance was generally better than most comparable industry metrics. Revenues related to fully electronic trading include brokerage revenues as well as certain revenues recorded in fees from related parties.

Total Compensation and employee benefits expense increased by $89.3 million or 40.8% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily related to increased headcount (including as a result of the acquisitions of Newmark and Grubb & Ellis) as well as a $38.1 million charge associated with the granting of exchangeability to limited partnership units and our year-over-year growth in brokerage revenue, which resulted in a corresponding increase in compensation for the period.

The three months ended June 30, 2012 was a challenging period in the Financial Services industry. Even in this difficult environment, we believe BGC is well positioned as we continue to increase the scale and depth of our real estate platform and continue to seek market driven opportunities to expand our business in numerous financial asset classes. We believe the overall performance of the Company will improve as we continue to increase the percentage of Financial Services revenues generated from fully electronic trading, and extend our employment agreements, through our partnership enhancement program. We believe these initiatives will continue to improve BGC’s competitive position in the marketplace and improve employee retention.

Results of Operations

The following table sets forth BGC’s unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$308,030	68.5%	$239,132	65.6%	$580,518	68.8%	$483,846	66.3%
Principal transactions	83,686	18.6	102,007	28.0	183,431	21.7	200,116	27.4

Total brokerage revenues	391,716	87.1	341,139	93.6	763,949	90.5	683,962	93.7
Real estate management services	31,674	7.1	—	—	32,566	3.9	—	—
Fees from related parties	13,494	3.0	16,206	4.4	26,041	3.1	31,641	4.3
Market data	3,990	0.9	4,598	1.3	8,954	1.1	9,174	1.3
Software solutions	2,487	0.6	2,257	0.6	4,936	0.6	4,390	0.6
Interest income	1,543	0.3	954	0.3	3,738	0.4	2,360	0.3
Other revenues	7,286	1.6	803	0.2	9,423	1.0	1,114	0.2
Losses on equity investments	(2,652)	(0.6)	(1,399)	(0.4)	(5,108)	(0.6)	(3,060)	(0.4)

Total revenues	449,538	100.0	364,558	100.0	844,499	100.0	729,581	100.0
Expenses:
Compensation and employee benefits	308,029	68.5	218,729	60.0	554,898	65.7	427,698	58.6
Allocation of net income to limited partnership units and founding/working partner units	1,909	0.4	9,237	2.5	7,889	0.9	18,437	2.5

Total compensation and employee benefits	309,938	68.9	227,966	62.5	562,787	66.6	446,135	61.1
Occupancy and equipment	39,092	8.7	35,740	9.8	75,321	8.9	65,026	8.9
Fees to related parties	3,169	0.7	3,018	0.8	6,688	0.8	5,619	0.8
Professional and consulting fees	19,515	4.3	15,211	4.2	38,834	4.6	28,552	3.9
Communications	21,402	4.8	21,801	6.0	43,360	5.1	43,131	5.9
Selling and promotion	23,513	5.2	19,443	5.4	42,959	5.1	39,629	5.4
Commissions and floor brokerage	5,833	1.3	6,932	1.9	11,513	1.4	13,027	1.8
Interest expense	7,578	1.7	4,768	1.3	15,136	1.8	9,163	1.3
Other expenses	15,048	3.4	6,199	1.7	24,539	2.9	31,280	4.3

Total expenses	445,088	99.0	341,078	93.6	821,137	97.2	681,562	93.4

Income from continuing operations before income taxes	4,450	1.0	23,480	6.4	23,362	2.8	48,019	6.6
Provision for income taxes	70	0.0	6,031	1.7	7,272	0.9	13,432	1.8

Consolidated net income	4,380	1.0	17,449	4.8	16,090	1.9	34,587	4.7
Less: Net income (loss) attributable to non-controlling interest in subsidiaries	2,422	0.6	7,785	2.1	5,943	0.7	16,257	2.2

Net income available to common stockholders	$1,958	0.4%	$9,664	2.7%	$10,147	1.2%	$18,330	2.5%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

Brokerage Revenues

Total brokerage revenues increased by $50.6 million, or 14.8%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Commission revenues increased by $68.9 million, or 28.8%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Principal transactions revenues decreased by $18.3 million, or 18.0%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

The increase in brokerage revenues was driven by increases in the revenues for commercial real estate, partially offset by lower revenues in rates, credit products, foreign exchange and equities and other assets.

Financial Services

Financial Services brokerage revenues decreased $41.7 million for the three months ended June 30, 2012 as compared to a year earlier as lower activity from our large bank customers contributed to declines in market activity industry wide across the Financial Services asset classes, particularly in Europe. The year-over-year decrease by product was as follows: Rates decreased $11.3 million, Credit decreased $8.1 million, Foreign Exchange decreased $2.4 million, and Equities and other asset classes decreased $19.9 million.

Real Estate Services

Real Estate brokerage revenues were $92.3 million for the three months ended June 30, 2012. These revenues were generated by Newmark Knight Frank which was acquired in the fourth quarter of 2011, and Grubb & Ellis which was acquired in the second quarter of 2012.

Real Estate Management Services

Real Estate Management Services revenues were $31.7 million for the three months ended June 30, 2012. The revenues associated with property and facilities management fees are earned by Newmark Knight Frank and Grubb & Ellis, which were acquired in the fourth quarter of 2011 and the second quarter of 2012, respectively.

Fees from Related Parties

Fees from related parties decreased by $2.7 million, or 16.7%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease was primarily due to lower revenues related to ELX and less back office service fees for services provided to Cantor.

Market Data

Market data revenues decreased by $0.6 million, or 13.2%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Software Solutions

Software solutions revenues increased by $0.2 million, or 10.2%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to an increase in dedicated network access clients in the second quarter of 2012.

Interest Income

Interest income increased by $0.6 million, or 61.7%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase was primarily driven by an increase in interest earned on employee loans.

Other Revenues

Other revenues increased by $6.5 million to $7.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase was primarily due to revenues related to Newmark Knight Frank and Grubb & Ellis which were acquired in the fourth quarter of 2011 and the second quarter of 2012, respectively.

Losses on Equity Investments

Losses on equity investments increased by $1.3 million, or 89.6%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Losses on equity investments represent our pro rata share of the net losses on investments for which we have a significant ownership but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $89.3 million, or 40.8%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase was primarily related to the acquisitions of Newmark and Grubb & Ellis, which increased headcount in the second quarter of 2012 compared to the prior year period. In addition, we incurred $38.1 million in expense related to the granting of exchangeability in the three months ended June 30, 2012 which represented an increase of $15.1 million as compared to the year earlier period.

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units decreased by $7.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Allocation of income to limited partnership units and founding/working partner units represent the pro rata interest in net income attributable to such partners’ units based on weighted-average economic ownership. The allocation of income to limited partnership units and founding/working partner units for the three months ended June 30, 2012, was $1.9 million.

Occupancy and Equipment

Occupancy and equipment expense increased by $3.4 million, or 9.4%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase was primarily due to the acquisitions of Newmark and Grubb & Ellis, and associated costs related to new facilities.

Fees to Related Parties

Fees to related parties increased by $0.2 million, or 5.0%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $4.3 million, or 28.3%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase was primarily due to increased costs associated with legal and regulatory matters.

Communications

Communications expense decreased by $0.4 million, or 1.8%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $4.1 million, or 20.9%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase was associated with an increase in promotional and corporate events in the three months ended June 30, 2012.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $1.1 million, or 15.9%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to decreased volumes in our equities business during the three months ended June 30, 2012.

Interest Expense

Interest expense increased by $2.8 million, or 58.9%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase was primarily driven by the interest cost associated with our 4.50% Convertible Senior Notes issued in July 2011. In addition, there were additional costs related to short-term borrowings during the three months ended June 30, 2012.

Other Expenses

Other expenses increased by $8.8 million, or 142.7%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase was primarily driven by the expenses related to Newmark Knight Frank and Grubb & Ellis which were acquired in the fourth quarter of 2011 and the second quarter of 2012, respectively.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $5.4 million, or 68.9%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease was primarily due to the decrease in the allocation of net income to Cantor units in the three months ended June 30, 2012.

Provision for Income Taxes

Provision for income taxes decreased to $70 thousand for the three months ended June 30, 2012 as compared to $6.0 million for the three months ended June 30, 2011. This decrease was primarily driven by a decrease in taxable income in the three months ended June 30, 2012 as compared to the year earlier period as well as the utilization of net operating losses and the release of a valuation allowance. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Brokerage Revenues

Total brokerage revenues increased by $80.0 million, or 11.7%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Commission revenues increased by $96.7 million, or 20.0%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Principal transactions revenues decreased by $16.7 million, or 8.3%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

The increase in brokerage revenues was primarily driven by increases in the revenues for commercial real estate and foreign exchange partially offset by lower revenues in rates, credit products and equities and other asset classes.

Financial Services

Financial Services brokerage revenues decreased $50.7 million for the six months ended June 30, 2012 as compared to a year earlier as lower activity from our large bank customers contributed to declines in market activity industry wide across the Financial Services asset classes, particularly in Europe. The year-over-year decrease by product was as follows: Rates decreased $17.2 million, Credit decreased $10.9 million, and Equities and other asset classes decreased $24.7 million; partially offset by a $2.1 million increase in Foreign Exchange brokerage revenues.

Real Estate Services

Real Estate brokerage revenues were $130.7 million for the six months ended June 30, 2012. These revenues were generated by Newmark Grubb Knight Frank which is our Real Estate Services brand name and is comprised of Newmark Knight Frank, which was acquired in the fourth quarter of 2011, and Grubb & Ellis, which was acquired in the second quarter of 2012.

Real Estate Management Services

Real Estate Management Services revenues were $32.6 million for the six months ended June 30, 2012. The revenues associated with property and facilities management fees are earned by Newmark Knight Frank and Grubb & Ellis, which were acquired in the fourth quarter of 2011 and the second quarter of 2012, respectively.

Fees from Related Parties

Fees from related parties decreased by $5.6 million, or 17.7%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease was primarily due to lower revenues related to ELX and a reduced level of fees related to back office services provided to Cantor.

Market Data

Market data revenues decreased by $0.2 million, or 2.4%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Software Solutions

Software solutions revenues increased by $0.5 million, or 12.4%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to increased clients as compared to the six months ended June 30, 2011.

Interest Income

Interest income increased by $1.4 million, or 58.4%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase was primarily related to interest arising from the notes receivable acquired in the Grubb & Ellis transaction. Also contributing to this variance was an increase in interest earned on employee loans.

Other Revenues

Other revenues increased by $8.3 million to $9.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase was primarily due to revenues related to Newmark Knight Frank and Grubb & Ellis which were acquired in the fourth quarter of 2011 and the second quarter of 2012, respectively.

Losses on Equity Investments

Losses on equity investments increased by $2.0 million, or 66.9%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Losses on equity investments represent our pro rata share of the net losses on investments for which we have a significant ownership but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $127.2 million, or 29.7%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase was primarily related to the increase in headcount in the second quarter of 2012 compared to the prior year period which was primarily related to our acquisitions of Newmark and Grubb & Ellis. In addition, we incurred $64.1 million in expense related to the granting of exchangeability in the six months ended June 30, 2012 which represented an increase of $30.0 million as compared to the year earlier period.

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units decreased by $10.5 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Allocation of income to limited partnership units and founding/working partner units represent the pro rata interest in net income attributable to such partners’ units based on weighted-average economic ownership. The allocation of income to limited partnership units and founding/working partner units for the six months ended June 30, 2012, was $7.9 million.

Occupancy and Equipment

Occupancy and equipment expense increased by $10.3 million, or 15.8%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase was primarily due to the acquisitions of Newmark and Grubb & Ellis and the associated costs related to new facilities.

Fees to Related Parties

Fees to related parties increased by $1.1 million, or 19.0%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $10.3 million, or 36.0%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase was primarily due to increased costs associated with legal and regulatory matters.

Communications

Communications expense increased by $0.2 million, or 0.5%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase was primarily driven by increased market data and communication costs associated with our increased headcount. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $3.3 million, or 8.4%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase was associated with a decrease in promotional and corporate events in the six months ended June 30, 2012.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $1.5 million, or 11.6%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to decreased volumes in our equities business during the six months ended June 30, 2012.

Interest Expense

Interest expense increased by $6.0 million, or 65.2%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase was primarily related to the Company’s issuance of the 4.50% Convertible Notes in July 2011. In addition, we incurred increased costs associated with short-term borrowings during the six months ended June 30, 2012.

Other Expenses

Other expenses decreased by $6.7 million, or 21.6%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease was primarily due to a reduction in costs associated with the hiring of new brokers in the six months ended June 30, 2012.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $10.3 million, or 63.4%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease was primarily due to the decrease in the allocation of net income to Cantor units in the six months ended June 30, 2012.

Provision for Income Taxes

Provision for income taxes decreased to $7.3 million for the six months ended June 30, 2012 as compared to $13.4 million for the six months ended June 30, 2011. This decrease was primarily driven by a decrease in taxable income in the six months ended June 30, 2012 as compared to the year earlier period as well as the utilization of net operating losses and the release of a valuation allowance. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Business Segment Results

Following the acquisition of substantially all of the assets of Grubb & Ellis, we have changed our segment reporting structure. As a result, beginning with the quarter ended June 30, 2012, our operations consist of two reportable segments, Financial Services and Real Estate Services. The business segment financial results presented reflect our current organization.

The business segments are determined based on the products and services provided and reflect the manner in which financial information is evaluated by management. The Company evaluates the performance and reviews the results of the segments based on each segment’s “income (loss) from operations before income taxes.”

Our segment information does not include analysis of assets by segment. Except for goodwill, we do not allocate assets by operating segment, nor does management evaluate operating segments using discrete asset information.

Selected financial information for the Company’s segments is presented below. The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category which includes fees from related parties and interest income as well as unallocated expenses, such as the grant of exchangeability to limited partnership units, allocations of net income to founding/working partner units and limited partnership units, certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level.

Three months ended June 30, 2012 (dollars in thousands):

	Financial Services	Real Estate Services*	Corporate Items	Total
Total revenues	$309,243	$131,197	$9,098	$449,538
Total expenses	250,767	126,051	68,270	445,088

Income (loss) from operations before taxes	$58,476	$5,146	$(59,172)	$4,450

*	For the three months ended June 30, 2012, the Real Estate Services segment income from operations before taxes excludes $8.8 million related to the collection of receivables and associated expenses that were capitalized as part of acquisition accounting.

Three months ended June 30, 2011 (dollars in thousands):

	Financial	Real Estate	Corporate
	Services	Services	Items	Total
Total revenues	$352,537	$—	$12,021	$364,558
Total expenses	280,676	—	60,402	341,078

Income (loss) from operations before taxes	$71,861	$—	$(48,381)	$23,480

Six months ended June 30, 2012 (dollars in thousands):

	Financial	Real Estate	Corporate
	Services	Services*	Items	Total
Total revenues	$653,879	$172,614	$18,006	$844,499
Total expenses	518,952	168,717	133,468	821,137

Income (loss) from operations before taxes	$134,927	$3,897	$(115,462)	$23,362

*	For the six months ended June 30, 2012, the Real Estate Services segment income from operations before taxes excludes $11.4 million related to the collection of receivables and associated expenses that were capitalized as past of acquisition accounting.

Six months ended June 30, 2011 (dollars in thousands):

	Financial	Real Estate	Corporate
	Services	Services	Items	Total
Total revenues	$705,168	$—	$24,413	$729,581
Total expenses	561,116	—	120,446	681,562

Income (loss) from operations before taxes	$144,052	$—	$(96,033)	$48,019

Segment Results for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

•

Revenues for Financial Services decreased $43.3 million, or 12.3%, to $309.2 million for the three months ended June 30, 2012 from $352.5 million for the three months ended June 30, 2011. The decrease in revenues for our Financial Services segment was due to a decline in brokerage revenues across the Financial Services Asset classes.

•	Revenues for Real Estate Services were $131.2 million for the three months ended June 30, 2012. Prior to our acquisition of Newmark on October 14, 2011, we had no revenues from Real Estate Services.

Expenses

•

Total expenses for Financial Services decreased $29.9 million, or 10.7%, to $250.8 million for the three months ended June 30, 2012 from $280.7 million for the three months ended June 30, 2011. The decrease in expenses for our Financial Services segment was primarily due to a decrease in compensation expense as well as selling and promotion expenses associated with a decrease in promotional and corporate events.

•

Total expenses for Real Estate Services were $126.1 million for the three months ended June 30, 2012. Prior to our acquisition of Newmark on October 14, 2011, we had no expenses from Real Estate Services.

Income from operations before tax

•

Income from operations before tax for Financial Services decreased $13.4 million, or 18.6%, to $58.5 million for the three months ended June 30, 2012 from $71.9 million for the three months ended June 30, 2011. The decrease in income from operations before tax for our Financial Services segment was primarily due to lower brokerage revenues, as described above, partially offset by decreases in expense, as described above.

•

Income from operations before tax for Real Estate Services was $5.1 million for the three months ended June 30, 2012. Prior to our acquisition of Newmark on October 14, 2011, we had no income from operations before tax from Real Estate Services.

Segment Results for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

•

Revenues for Financial Services decreased $51.3 million, or 7.3%, to $653.9 million for the six months ended June 30, 2012 from $705.2 million for the six months ended June 30, 2011. The decrease in revenues for our Financial Services segment was primarily due to a decline in brokerage revenues in Rates, Credit and Equities and Other Asset Classes, partially offset by growth from Foreign Exchange brokerage.

•	Revenues for Real Estate Services were $172.6 million for the six months ended June 30, 2012. Prior to our acquisition of Newmark on October 14, 2011, we had no revenues from Real Estate Services.

Expenses

•

Total expenses for Financial Services decreased approximately $42.2 million, or 7.5%, to $519.0 million for the six months ended June 30, 2012 from $561.1 million for the six months ended June 30, 2011. The decrease in expenses for our Financial Services segment was primarily due to a decrease in compensation expense and selling and promotion expenses associated with a decrease in promotional and corporate events, partially offset by increased interest expenses.

•

Total expenses for Real Estate Services were $168.7 million for the six months ended June 30, 2012. Prior to our acquisition of Newmark on October 14, 2011, we had no expenses from Real Estate Services.

Income from operations before tax

•

Income from operations before tax for Financial Services decreased $9.1 million, or 6.3%, to $134.9 million for the six months ended June 30, 2012 from $144.1 million for the six months ended June 30, 2011. The decrease in income from operations before tax for our Financial Services segment was primarily due to lower brokerage revenues, as described above, partially offset by decreases in expense, as also described above.

•

Income from operations before tax for Real Estate Services was $3.9 million for the six months ended June 30, 2012. Prior to our acquisition of Newmark on October 14, 2011, we had no income from operations before tax from Real Estate Services.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the indicated periods. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Revenues:
Commissions	$308,030	$272,488	$250,921	$261,496	$239,132	$244,714	$206,275	$208,918
Principal transactions	83,686	99,745	79,888	94,997	102,007	98,109	91,466	83,381
Fees from related parties	13,494	12,547	15,366	15,220	16,206	15,435	17,221	16,413
Market data	3,990	4,964	4,042	4,556	4,598	4,576	4,869	4,614
Software solutions	2,487	2,449	2,472	2,328	2,257	2,133	2,476	1,816
Interest income	1,543	2,195	1,351	1,730	954	1,406	656	1,199
Real estate management services	31,674	892	1,222	—	—	—	—	—
Other revenues	7,286	2,137	1,777	1,283	803	311	682	11,770
Losses on equity investments	(2,652)	(2,456)	(1,870)	(1,675)	(1,399)	(1,661)	(1,890)	(1,609)

Total revenues	449,538	394,961	355,169	379,935	364,558	365,023	321,755	326,502
Expenses:
Compensation and employee benefits	308,029	246,869	216,298	253,879	218,729	208,969	179,600	179,871
Allocation of net income to limited partnership units and founding/working partner units	1,909	5,980	—	—	9,237	9,200	12,320	5,824

Total compensation and employee benefits	309,938	252,849	216,298	253,879	227,966	218,169	191,920	185,695
Occupancy and equipment	39,092	36,229	34,118	29,943	35,740	29,286	28,982	28,161
Fees to related parties	3,169	3,519	2,719	3,297	3,018	2,601	3,017	3,061
Professional and consulting fees	19,515	19,319	19,569	19,625	15,211	13,341	14,380	10,773
Communications	21,402	21,958	21,753	21,508	21,801	21,330	21,254	19,459
Selling and promotion	23,513	19,446	19,951	19,507	19,443	20,186	18,739	17,183
Commissions and floor brokerage	5,833	5,680	6,311	6,539	6,932	6,095	5,688	4,564
Interest expense	7,578	7,558	8,689	6,754	4,768	4,395	3,777	3,796
Other expenses	15,048	9,491	14,939	23,365	6,199	25,081	7,038	27,436

Total expenses	445,088	376,049	344,347	384,417	341,078	340,484	294,795	300,128
Income (loss) from operations before income taxes	4,450	18,912	10,822	(4,482)	23,480	24,539	26,960	26,374
Provision (benefit) for income taxes	70	7,202	3,905	(1,338)	6,031	7,401	2,942	6,878

Consolidated net income (loss)	4,380	11,710	6,917	(3,144)	17,449	17,138	24,018	19,496

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	2,422	3,521	3,077	(1,111)	7,785	8,472	12,267	13,272

Net income (loss) available to common stockholders	$1,958	$8,189	$3,840	$(2,033)	$9,664	$8,666	$11,751	$6,224

The tables below detail our brokerage revenues by product category for the indicated periods (in thousands):

	For the Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Brokerage revenue by product (actual results):
Rates	$134,403	$146,884	$128,115	$151,813	$145,715	$152,810	$135,919	$135,596
Credit	70,084	84,371	66,148	83,507	78,134	87,193	70,317	73,923
Foreign exchange	53,241	58,731	47,383	61,120	55,630	54,219	47,966	44,439
Real estate	92,274	38,426	44,980	—	—	—	—	—
Equities and other asset classes	41,714	43,821	44,183	60,053	61,660	48,601	43,539	38,341

Total brokerage revenues	$391,716	$372,233	$330,809	$356,493	$341,139	$342,823	$297,741	$292,299

Brokerage revenue by product (percentage):
Rates	34.3%	39.4%	38.7%	42.6%	42.7%	44.6%	45.7%	46.4%
Credit	17.9	22.7	20.0	23.4	22.9	25.4	23.6	25.3
Foreign exchange	13.6	15.8	14.3	17.1	16.3	15.8	16.1	15.2
Real estate	23.6	10.3	13.6	—	—	—	—	—
Equities and other asset classes	10.6	11.8	13.4	16.9	18.1	14.2	14.6	13.1

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$357,987	$336,713	$299,307	$322,335	$305,338	$308,658	$270,047	$266,905
Fully electronic	33,729	35,520	31,502	34,158	35,801	34,165	27,694	25,394

Total brokerage revenues	$391,716	$372,233	$330,809	$356,493	$341,139	$342,823	$297,741	$292,299

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	91.4%	90.5%	90.5%	90.4%	89.5%	90.0%	90.7%	91.3%
Fully electronic	8.6	9.5	9.5	9.6	10.5	10.0	9.3	8.7

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer term funding (equity and long-term debt) is held to support the less liquid assets. Total assets at June 30, 2012 were $1.9 billion, an increase of 33.5% as compared to December 31, 2011. The increase in total assets was driven primarily by an increase in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, securities owned, and loans, forgivable loans and other receivables from employees and partners, net. We maintain a significant portion of our assets in cash, with cash and cash equivalents at June 30, 2012 of $367.8 million. See “Cash Position Analysis” below for a further discussion of cash and cash equivalents.

Funding

Our funding base consists of longer-term capital (equity, notes payable and collateralized borrowings), shorter-term liabilities (including our credit facility to the extent drawn) and accruals that are a natural outgrowth of specific assets and/or the business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances significantly exceed our unsecured letters of credit, unsecured bank borrowings and the amortization of our collateralized long-term debt. We have also entered into secured loan arrangements, which are repayable in consecutive monthly installments with the final payments due in June 2016. A significant portion of our cash is held in our largest regulated entities, and we believe that cash in and available to these entities, inclusive of financing provided by clearing banks, is adequate for potential cash demands of normal operations such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends issued pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

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

On June 23, 2011, the Company entered into a Credit Agreement with a bank syndicate which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013. Borrowings under the Credit Agreement will bear interest on a floating rate basis with various terms available from which the Company can select. The Credit Agreement also provides for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement requires that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provides for certain financial covenants, including minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. The Credit Agreement also contains certain other affirmative and negative covenants. The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing the Company’s existing businesses and operations, expanding its businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of its Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in the Company’s subsidiaries. As of July 31, 2012, the Company did not have any borrowings outstanding under the Credit Agreement.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes. The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes are currently convertible into approximately 16.3 million shares of Class A common stock. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $141.1 million as of June 30, 2012. Additional details regarding this issuance are provided in the “Notes Payable, Collateralized and Short-Term Borrowings” section below.

On June 26, 2012, the Company issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042 (the “8.125% Senior Notes”) pursuant to the Company’s effective Shelf Registration Statement on Form S-3, as amended. The 8.125% Senior Notes are senior unsecured obligations of BGC Partners, Inc. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes are listed on the New York Stock Exchange under the symbol “BGCA.” The Company intends to use the proceeds to repay short-term borrowings under its unsecured revolving credit facility and for general corporate purposes, including potential acquisitions. The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. Cantor Fitzgerald & Co., an affiliate of the Company, served as one of the underwriters in this transaction and will be paid an underwriting fee of approximately $0.2 million.

We may raise additional funds from time to time through equity or debt financing, including public and private sales of debt securities, to finance our business, operations and possible acquisitions.

Credit Ratings

Our public long-term credit ratings and associated outlook are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB	Stable
Moody’s Investors Service*	Ba1	Negative
Standard & Poor’s	BBB-	Stable

*	On July 5, 2012, BGC terminated its rating engagement with Moody’s Investors Service. As a result, the rating agreement between BGC and Moody’s is being terminated. On July 30, 2012, Moody’s placed BGC’s rating on review for possible downgrade.

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

Cash Position Analysis

Below is an analysis of the changes in our cash position for the six months ended June 30, 2012 and 2011. Our cash position is defined as cash and cash equivalents plus unencumbered securities held for liquidity purposes. The analysis below describes the key components of our earnings, dividends and distributions, investing and funding, security settlements and our working capital activities.

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

Other changes in working capital represent changes primarily in receivables and payables and accrued liabilities that impact our cash position.

For the six months ended June 30, 2012, our cash position increased $19.8 million to $405.5 as of June 30, 2012.

	Six Months Ended June 30,
	2012	2011
Cash position	$385.7	$375.1

Earnings adjusted for non-cash items (after taxes)	88.6	105.1
Dividends and distributions related to prior periods	(95.2)	(77.4)
Treasury stock buy backs	(0.3)	(0.1)

Net cash from earnings, dividends and distributions	(6.9)	27.6

Investing and funding activities:
Increases in funding	104.1	21.3
Investments	(95.6)	(25.3)

Net investing and funding activities	8.5	(4.0)
Securities settlements	(6.8)	(19.1)
Other changes in working capital	26.2	(88.6)
All other	(1.2)	7.2

Cash position	$405.5	$298.2

Discussion of six months ended June 30, 2012

For the six months ended June 30, 2012, we generated earnings adjusted for non-cash items of $88.6 million and paid dividends and distributions to shareholders and limited partners of $95.2 million of which $47.4 million related to dividends associated with fourth quarter 2011 and first quarter 2012 earnings and $47.8 million related to partnership earnings in the third and fourth quarter of 2011.

Our investing and funding activities generated approximately $8.5 million of cash during the period. Increases in our funding generated $104.1 million primarily driven by the issuance of $112.5 million of Senior Notes on June 26, 2012. During this period, we invested $95.6 million primarily in investments in Grubb & Ellis and ELX.

Our securities settlement activities utilized $6.8 million of cash during the period, which is a temporary use of cash.

Working capital and other sources of cash were approximately $25.0 million.

Discussion of six months ended June 30, 2011

In the six months ended June 30, 2011, we generated earnings adjusted for non-cash items of $105.1 million and paid dividends and distributions to shareholders and limited partners of $77.4 million of which $34.1 million related to dividends associated with fourth quarter 2010 and first quarter 2011 earnings and $43.3 million related to partnership earnings in the third and fourth quarter of 2010.

Our investing and funding activities utilized approximately $4.0 million of cash during the period. Increases in our funding generated $21.3 million primarily driven by the net proceeds of Class A share issuances under our controlled equity offerings and the exercise of stock options during the period. Our investments were approximately $25.3 million which was primarily comprised of the issuance of employee loans, net of amortization.

Our securities settlements activities utilized $19.1 million of cash during the period. Other changes in working capital utilized $88.6 million cash during the period. This was primarily driven by a significant increase in accrued commissions consistent with our growth in revenue as well as decreases in accounts payable and accrued expenses.

Notes Payable, Collateralized and Short-Term Borrowings

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor. The Company used the proceeds to repay at maturity $150.0 million aggregate principal amount of Senior Notes.

The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75% currently, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are currently convertible into approximately 22,959,124 million shares of Class A common stock. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

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

On June 26, 2012, the Company issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042 (the “8.125% Senior Notes”) pursuant to the Company’s effective Shelf Registration Statement on Form S-3, as amended. The 8.125% Senior Notes are senior unsecured obligations of BGC Partners, Inc. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes are listed on the New York Stock Exchange under the symbol “BGCA.” The Company intends to use the proceeds to repay short-term borrowings under its unsecured revolving credit facility and for general corporate purposes, including potential acquisitions. The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million.

On various dates beginning in 2009 and most recently on June 29, 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets in exchange for loans. The secured loan arrangements have fixed rates between 2.62% and 8.09% per annum and are repayable in consecutive monthly installments with the final payments due in June 2016. The outstanding balance of the secured loan arrangements was $35.2 million and $20.6 million as of June 30, 2012 and December 31, 2011, respectively. The value of the fixed assets pledged was $31.6 million and $18.0 million as of June 30, 2012 and December 31, 2011, respectively. The secured loan arrangements are guaranteed by the Company.

On various dates during the year ended December 31, 2010 and continuing through December 31, 2011, the Company sold certain furniture, equipment, and software for $34.2 million, net of costs, and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $17.2 million as of June 30, 2012. The value of the fixed assets pledged was $12.2 million as of June 30, 2012. Because assets revert back to the Company at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser is included in the Company’s unaudited condensed consolidated statements of financial condition as a financing obligation, and payments made under the lease are being recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets will continue to be charged to “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

During the year ended December 31, 2011, the Company entered into a Credit Agreement with a bank syndicate which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013 (for a detailed description of this facility, see Note 16 — “Notes Payable, Collateralized and Short-Term Borrowings” to the Company’s unaudited condensed consolidated financial statements). The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing the Company’s existing businesses and operations, expanding its businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of its Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in the Company’s subsidiaries. As of July 31, 2012, the Company did not have any borrowings outstanding under the Credit Agreement.

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

As of June 30, 2012, $362.7 million of net assets were held by regulated subsidiaries. As of June 30, 2012, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $182.8 million.

Unit Redemptions and Stock Repurchase Program

During the three months ended June 30, 2012, the Company redeemed approximately 2.6 million limited partnership units at an average price of $6.47 per unit and approximately 0.3 million founding/working partner units at an average price of $7.76 per unit. During the three months ended June 30, 2011, the Company redeemed approximately 0.8 million limited partnership units at an average price of $7.88 per unit and approximately 18 thousand founding/working partner units at an average price of $8.99 per unit.

During the six months ended June 30, 2012, the Company redeemed approximately 5.4 million limited partnership units at an average price of $6.61 per unit and approximately 1.3 million founding/working partner units at an average price of $6.55 per unit. During the six months ended June 30, 2011, the Company redeemed approximately 1.0 million limited partnership units at an average price of $8.08 per unit and approximately 51 thousand found/working partner units at an average price of $9.23 per unit.

The Company did not repurchase any shares of Class A common stock during the three months ended June 30, 2012. During the three months ended June 30, 2011, the Company repurchased 7,991 shares of Class A common stock at an aggregate purchase price of approximately $71 thousand for an average price of $8.94 per share.

During the six months ended June 30, 2012, the Company repurchased 44,013 shares of Class A common stock at an aggregate purchase price of approximately $0.3 million for an average price of $7.66 per share. During the six months ended June 30, 2011, the Company repurchased 14,445 shares of Class A common stock at an aggregate purchase price of approximately $126 thousand for an average price of $8.74 per share.

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. As of June 30, 2012, the Company had approximately $39.4 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares or redeem units. On August 6, 2012 the Company’s Board of Directors increased the BGC Partners share repurchase and unit redemption authorization to $100 million.

Unit redemption and share repurchase activity for the six months ended June 30, 2012 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions
January 1, 2012—March 31, 2012	3,833,973	$6.60
April 1, 2012—April 30, 2012	1,522,783	7.12
May 1, 2012—May 31, 2012	624,179	6.01
June 1, 2012—June 30, 2012	775,279	6.06

Total Redemptions	6,756,214	$6.60
Repurchases
January 1, 2012—March 31, 2012	44,013	$7.66
April 1, 2012—April 30, 2012	—	—
May 1, 2012—May 31, 2012	—	—
June 1, 2012—June 30, 2012	—	—

Total Repurchases	44,013	$7.66

Total Redemptions and Repurchases	6,800,227	$6.61	$39,423,017

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

During the three months ended June 30, 2012 and 2011, the Company issued 2,530,980 and 1,111,046 shares, respectively, of its Class A common stock related to redemptions and exchanges of limited partnership interests. During the six months ended June 30, 2012 and 2011, the Company issued 6,004,888 and 2,004,419 shares, respectively, of its Class A common stock related to redemptions of limited partnership interests. The issuances related to redemptions of limited partnership interests did not impact the total number of shares and units outstanding.

During the three months ended June 30, 2012, the Company issued an aggregate of 839,120 shares of its Class A common stock in connection with the Company’s acquisitions. During the six months ended June 30, 2012, the Company issued an aggregate of 918,835 shares of its Class A common stock in connection with the Company’s acquisitions. The Company did not issue any shares of its Class A common stock in connection with the Company’s acquisition during the three or six months ended June 30, 2011.

During the three months ended June 30, 2012 and 2011, the Company issued 201,316 and 989,400 shares, respectively, of its Class A common stock related to vesting of RSUs. Additionally, during the three months ended June 30, 2012, the Company issued an aggregate of 12,409 shares of its Class A common stock in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan and 34,614 shares of its Class A common stock for general corporate purposes. The Company did not issue any shares of its Class A common stock related to the exercise of stock options during the three months ended June 30, 2012. During the three months ended June 30, 2011, the Company issued an aggregate of 51,313 shares of its Class A common stock related to the exercise of stock options and 11,111 shares of its Class A common stock to a former partner. During the three months ended June 30, 2011, the Company issued and donated an aggregate of 443,686 shares of Class A common stock to the Cantor Fitzgerald Relief Fund (the “Relief Fund”) in connection with the Company’s annual Charity Day. These shares have been registered for resale by the Relief Fund. During the three months ended June 30, 2011, the Company issued 9,000,000 shares of Class A common stock to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. In addition, during the three months ended June 30, 2011, the Company issued 9,000,000 shares of Class B common stock of the Company to Cantor upon Cantor’s exchange of 9,000,000 Cantor units. All of these shares are restricted securities. These issuances did not change the fully diluted number of shares outstanding. The Company did not issue any shares of its Class A common stock related in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan during the three months ended June 30, 2011.

        During the six months ended June 30, 2012 and 2011, the Company issued 876,289 and 1,469,399 shares, respectively, of its Class A common stock related to vesting of RSUs. Additionally, during the six months ended June 30, 2012, the Company issued an aggregate of 25,524 shares of its Class A common stock in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan and 1,876,637 shares of its Class A common stock for general corporate purposes. The Company did not issue any shares of its Class A common stock related to the exercise of stock options during the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company issued 1,650,584 shares of its Class A common stock related to the exercise of stock options and 1,135,230 shares of its Class A common stock for general corporate purposes. The Company did not issue any shares of its Class A common stock related in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan during the six months ended June 30, 2011.

During the six months ended June 30, 2012, the Company issued and donated an aggregate of 1,050,000 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day, which shares have been registered for resale by the Relief Fund. Additionally, during the six months ended June 30, 2012, the Company issued an aggregate of 453,172 shares of Class A common stock upon purchase of notes receivable in connection with the Company’s acquisition.

During the six months ended June 30, 2011, the Company issued and donated an aggregate of 443,686 shares of Class A common stock to the Relief Fund. Additionally, the Company issued 9,000,000 shares of Class A common stock and 9,000,000 shares of Class B common stock to Cantor upon Cantor’s exchange of 18,000,000 Cantor units. In addition, the Company issued an aggregate of 11,111 shares of its Class A common stock to a former partner.

The fully diluted weighted-average share counts for the three months ended June 30, 2012 were as follows (in thousands):

Common stock outstanding(1)	140,368
Limited partnership interests in BGC Holdings	132,035
RSUs (Treasury stock method)	585
Other	1,768

Total (2)	274,756

(1)	Common stock outstanding consisted of Class A shares and Class B shares. For the quarter ended June 30, 2012, the weighted-average share count of Class A shares was 105.5 million and Class B shares was 34.8 million.
(2)	For the quarter ended June 30, 2012, 39.1 million Class A shares issuable upon conversion of Convertible Notes were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. In addition, approximately 3.5 million shares of contingent Class A common stock were excluded because the conditions for issuance had not been met by the end of the period.

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

The Company did not issue any shares of its Class A common stock related to the exercise of stock options during the three and six months ended June 30, 2012.

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

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the quarterly periods indicated:

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Volume (in billions)
Fully Electronic—Rates—(1)	$11,984	$12,091	$10,920	$14,300	$13,939
Fully Electronic—FX, Credit, Equities & Other—(2)	1,407	1,413	1,186	848	928

Total Fully Electronic Volume	13,391	13,504	12,106	15,148	14,867

Total Hybrid Volume—(3)	34,719	35,152	26,336	33,418	39,675

Total Fully Electronic and Hybrid Volume	$48,110	$48,656	$38,442	$48,566	$54,542

Transaction Count (in thousands, except for days)
Fully Electronic—Rates—(1)	4,538	4,860	4,956	6,486	5,713
Fully Electronic— FX, Credit, Equities & Other—(2)	896	845	705	398	457

Total Fully Electronic Transactions	5,434	5,705	5,661	6,884	6,170

Total Hybrid Transactions	707	587	536	467	630

Total Transactions	6,141	6,292	6,197	7,351	6,800

Trading Days	63	62	63	64	63

(1)	Defined as U.S. Treasuries, Canadian Sovereigns, European Government Bonds, Repos, Interest Rate Swaps, and Futures.
(2)	Defined as Foreign Exchange Derivatives, Spot Foreign Exchange, Credit Derivatives, Corporate Bonds, Commodity Derivatives, and Equity-Related Products.
(3)	Defined as volume from hybrid transactions conducted by BGC Brokers using the eSpeed system, exclusive of voice-only transactions.

Note:	The above historical volume figures have been adjusted to reflect the reclassification of certain brokerage desks. These reclassifications had no impact on the Company’s total fully electronic or hybrid volumes or on BGC Partners’ revenues related to fully electronic trading, overall revenues, or earnings.

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

Quarterly Market Activity

Fully electronic volume on the eSpeed and BGC Trader system, including new products, was $13.4 trillion for the three months ended June 30, 2012, down 9.9% from $14.9 trillion for the three months ended June 30, 2011. Our combined voice-assisted and screen-assisted volume for the three months ended June 30, 2012 was $48.1 trillion, down 11.8% from $54.5 trillion for the three months ended June 30, 2011.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at June 30, 2012 (in thousands):

	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating leases(1)	$209,747	$38,495	$62,959	$45,509	$62,784
Notes payable and collateralized obligations(2)	475,299	23,648	176,595	162,556	112,500
Interest on notes payable(2)(3)	341,109	31,184	57,171	25,736	227,018

Total contractual obligations	$1,026,155	$93,327	$296,725	$233,801	$402,302

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $14.6 million over the life of the agreement. These sub-lease payments are included in the table above.
(2)	Notes payable and collateralized obligations reflects the issuance of $150.0 million of the 8.75% Convertible Notes with a contractual maturity date in 2015 (unless earlier repurchased, exchanged or converted), $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of June 30, 2012 was approximately $141.1 million) with a contractual maturity date in 2016 (unless earlier repurchased, exchanged or converted), $112.5 million of the 8.125% Senior Notes (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of June 30, 2012 was approximately $108.7 million) with a contractual maturity date in 2042 (which may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option) and $52.8 million of secured loan arrangements (the $52.8 million represents the principal amount of the debt; the carrying value of the secured loan arrangements as of June 30, 2012 was approximately $52.3 million) with maturity dates from 2012 to 2016. See Note 16—“Notes Payable, Collateralized Short-Term Borrowings,” to the Company’s unaudited condensed consolidated financial statements for more information regarding these obligations, including timing of payments and compliance with debt covenants.
(3)	The $227.0 million of interest on notes payable that are due in more than 5 years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into arrangements with unconsolidated entities, including variable interest entities. See Note 13—“Investments” to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company’s investments in unconsolidated entities.

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

Our Organizational Structure

We are a holding company and our business is operated through two operating partnerships, BGC U.S., which holds our U.S. businesses, and BGC Global, which holds our non-U.S. businesses. The limited partnership interests of the two operating partnerships are held by us and BGC Holdings, and the limited partnership interests of BGC Holdings are currently held by Cantor, the founding/working partners and holders of limited partnership units. We hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of BGC Holdings, and serve as the general partner of BGC Holdings, which entitles us to control BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. general partnership interest and the BGC U.S. special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC U.S., and the BGC Global general partnership interest and the BGC Global special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC Global, and serves as the general partner of BGC U.S. and BGC Global, all of which entitle BGC Holdings (and thereby us) to control each of BGC U.S. and BGC Global. BGC Holdings holds its BGC Global general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited.

The following diagram illustrates our ownership structure as of June 30, 2012. The following diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in the Company’s consolidated subsidiaries other than Cantor’s limited partnership interest in BGC Holdings.

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Interests (37.4% of economics of BGC Holdings)
• 17.8% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (3.4% of economics and 1.0% of voting power of BGC Partners, Inc.) and Class B common stock (24.3% of economics and 76.3% of voting power of BGC Partners, Inc.)
• 14.5% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (72.3% of economics and 22.7% of voting power of BGC Partners, Inc.)
• 37.9% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (52.4% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (52.4% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (62.6% of economics of BGC Holdings)
• 29.8% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (47.6% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (47.6% of economics of BGC Global)
BGC U.S.
BGC Global

*

Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 27.7% of the voting power, and the public stockholders would hold 72.3% of the voting power (and the indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram reflects (i) 1,010,655 shares of Class A common stock that Cantor distributed to its partners on February 14, 2012 and 282,023 shares of Class A common stock that Cantor distributed to its partners on March 21, 2012 (but not the 1,928,103 February 2012 distribution rights shares that remain to be distributed by Cantor); (ii) an aggregate of 721,679 April 2008 distribution rights shares that Cantor has distributed since September 2011, including the 498,960 shares of Class A common stock that Cantor distributed on February 14, 2012 (but not the 15,545,606 April 2008 distribution rights shares that remain to be distributed by Cantor); (iii) 75,000 shares of Class A common stock that Cantor donated to The Cantor Fitzgerald Relief Fund on March 9, 2012, all of which shares are included in this Form 10-Q; (iv) an aggregate of 1,050,000 shares of Class A common stock that we donated to The Cantor Fitzgerald Relief Fund on February 3, 2012 and March 9, 2012, all of which shares may be offered and sold under our separate shelf Registration Statement on Form S-3 (Registration No. 333-180391); (v) an aggregate of 5,290,090 shares of Class A common stock that we have sold under the September 2011 sales agreement since January 1, 2012, pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-176523); (vi) an aggregate of 1,434,910 shares of Class A common stock that we have sold under the February 2012 sales agreement since June 4, 2012 (but not the 8,565,090 shares that remain to be sold under that sales agreement), pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-176523); (vii) an aggregate of 886,569 Cantor units that Cantor purchased from BGC Holdings on March 13, 2012 in connection with the redemption of and/or grant of exchangeability to non-exchangeable founding/working partner units; (viii) an aggregate of 34,160 Cantor units that Cantor purchased from BGC Holdings on May 4, 2012 in connection with the redemption of non-exchangeable founding/working partner units; (ix) an aggregate of 44,013 shares of Class A common stock that we repurchased, including an aggregate of 41,523 shares from Mr. Merkel and certain family trusts, on March 13, 2012; and (x) 895,141 exchangeable founding/working partner units that we repurchased from a founding/working partner on April 5, 2012. The diagram does not reflect Cantor’s economic interest in the 8.75% convertible notes or the 22,959,124 shares of Class A common stock acquirable by Cantor upon conversion thereof. If Cantor converted all of the 8.75% convertible notes into shares of Class A common stock, Cantor would hold 78.4% of the voting power, and the public stockholders would hold 21.6% of the voting power (and Cantor’s indirect economic interests in each of BGC U.S. and BGC Global would be 37.6%). Further, the diagram does not reflect (i) 9,949,187 shares of Class A common stock that remain available to be sold pursuant to the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan under our shelf Registration Statement on Form S-3 (Registration No. 333-173109); (ii) 18,368,970 shares of Class A common stock that may be sold under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232); (iii) 16,260,160 shares of Class A common stock that may be issued upon conversion of the 4.50% convertible notes; or (iv) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331). For purposes of the diagram and this paragraph, Cantor’s percentage ownership also includes CFGM’s percentage ownership.

Stock Ownership

As of June 30, 2012, there were approximately 108,381,374 shares of our Class A common stock outstanding, of which 4,791,196 were held by Cantor and CF Group Management Group, Inc. (“CFGM”), Cantor’s managing general partner. Each share of Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. In addition, as of June 30, 2012, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 77.3% of our voting power. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to 10 votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

We hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of BGC Holdings, and serve as the general partner of BGC Holdings, which entitles us to control BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. general partnership interest and the BGC U.S. special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC U.S., and the BGC Global general partnership interest and the BGC Global special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC Global, and serves as the general partner of each of BGC U.S. and BGC Global, all of which entitle BGC Holdings (and thereby us) to control each of BGC U.S. and BGC Global. BGC Holdings holds its BGC Global general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited. In addition, as of June 30, 2012, we held directly and indirectly, through wholly-owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of approximately 143,229,481 units and 143,229,481 units, representing approximately 52.4% and 52.4% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. We are a holding company that holds these interests, serves as the general partner of BGC Holdings, and, through BGC Holdings, acts as the general partner of each of BGC U.S. and BGC Global. As a result of our ownership of the general partnership interest in BGC Holdings and BGC Holdings’ general partnership interest in each of BGC U.S. and BGC Global, we consolidate BGC U.S.’s and BGC Global’s results for financial reporting purposes.

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

Through June 30, 2012, Cantor has distributed an aggregate of 19,118,816 shares of Class A common stock consisting of (i) 17,826,138 shares to certain partners to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”) (10,152,056 shares with respect to retained partners and 7,674,082 shares with respect to founding partners), and (ii) 1,292,678 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of June 30, 2012, Cantor is obligated to distribute an aggregate of 17,473,709 shares of Class A common stock consisting of (A) 15,545,606 April 2008 distribution rights shares and (B) 1,928,103 February 2012 distribution rights shares. Partners of Cantor owning these 17,473,709 shares have elected to defer receipt of their shares and receive a distribution equivalent. In addition, as of June 30, 2012, there were 58,212,724 limited partnership units outstanding and 22,869,470 founding/working partner units. These amounts reflect the fact that certain retained partners have terminated service, with the result that they are not eligible to receive an accelerated distribution of their distribution rights shares.

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

Interest Rate Risk

BGC Partners had $452.2 million in fixed-rate debt outstanding as of June 30, 2012. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, summarized, accumulated and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

During the six months ending June 30, 2012, BGC Partners continued the process of integrating policies, processes, people, technology and operations related to the Newmark Grubb Knight Frank acquisitions. The integration may result in changes to our internal control over financial reporting in the future. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities. There were no changes in our internal control over financial reporting during the six months ended June 30, 2012 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the description of legal proceedings in Note 18 — “Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Set forth below are new risk factors and updates to certain of our risk factors.

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

There is uncertainty regarding the impact of the Bribery Act, as it could restrict the way business is currently conducted, particularly in relation to corporate hospitality, gifts and facilitation payments. The ability to attract and retain clients and business may be constrained, compared with competitors who are not subject to the same restrictions and levels of scrutiny. Ensuring compliance with the Act may result in increased costs and use of personnel resources.

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

Risks Relating to Regulatory Review

Extensive regulation of our businesses restricts and limits our operations and activities which results in ongoing exposure to potential significant costs and penalties, including fines or additional restrictions or limitations on our ability to conduct or grow our businesses.

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

The FSA’s periodic ARROW risk assessment of our U.K. group’s regulated businesses identified certain weaknesses in our U.K. group’s risk, compliance and control functionality, including governance procedures. In accordance with its normal process, the FSA provided us with an initial written Risk Mitigation Program (the “Program”) regarding the foregoing. In response to this, we retained an international consultancy firm and U.K. external counsel to assist us with a wide program of remediation to address the points raised.

Within the Program, we provided an assessment of the appropriateness of the scope and structure of the businesses in our U.K. group. We increased the liquidity and capital levels of certain of our U.K. group’s existing FSA-regulated businesses, and also reviewed and enhanced our policies and procedures relating to assessing risks and our liquidity and capital requirements. We also produced detailed contingency planning steps to determine the stand-alone viability of each of the businesses in our U.K. group, as well as a theoretical orderly wind-down scenario for these businesses. Finally, we agreed to a temporary, voluntary limitation on acquisitions of new businesses regulated by the FSA and entering into new regulated business lines.

A significant number of outputs from the remediation program were delivered to the FSA in December 2011. The FSA responded positively and on March 1, 2012, the FSA confirmed that it had relaxed the voluntary undertaking of BGC Brokers. With respect to acquisitions, for new business lines or material change in its risk profile, members of the BGC European Group intend to provide prior notice to the FSA to consider and determine that it has no objection. At around the same time that the voluntary undertaking was relaxed, the FSA presented us with the second part of the Risk Mitigation Program, although the majority of the items presented have either already been remediated or form part of an existing work plan. The items identified are scheduled to be completed within calendar year 2012.

The FSA has confirmed that through the use of a Skilled Person’s Report, they will seek to test implementation effectiveness of specific areas covered under the remediation program in the second half of the year as the Company continues to remediate the areas indicated by the FSA in its recent reviews and will continue to dedicate time, resources and funds to such efforts. The Company is scheduled to undergo its periodic ARROW risk assessment in the fourth quarter. We do not anticipate that the current costs in connection with the FSA remedial work or the ARROW risk assessment will have a material adverse effect on our businesses, financial condition, results of operations or prospects.

Risks Relating to Europe Sovereign Debt Crisis

Market developments and government actions regarding the sovereign debt crisis in Europe, particularly in Portugal, Ireland, Italy, Greece and Spain, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Although BGC generally does not make markets in, trade for its own account, or otherwise have balance sheet risk with respect to sovereign debt, the ongoing sovereign debt crisis in Europe could have negative implications for our business. Concerns persist regarding the ability of certain European countries to continue to service their sovereign debt obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. The global recession and disruption of the financial markets has led to concerns over access to capital markets and the solvency of EU Member States, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by, or the economies of, these countries. The continued uncertainty over the outcome of international financial support programs and the possibility that EU Member States may experience similar financial troubles could further disrupt global markets. Recent rating agency downgrades on certain European sovereign debt, as well as downgrades on certain European financial institutions, and growing concern of the potential default of government issuers or of a possible withdrawal by one or more EU Member States from the Eurozone or a break-up of the EU has further contributed to this uncertainty. The negative impact of market developments and government actions regarding the sovereign debt crisis in Europe on economic conditions and global markets generally could have an adverse effect on the level and volume of trading activity of European issuers or banks and financial institutions in the Eurozone, which could in turn effect our business, financial condition, results of operations and liquidity.

Risks Related to the 8.125% Senior Notes

On June 26, 2012, the Company closed its offering and sale of $100 million aggregate principal amount of its 8.125% Senior Notes due 2042 (the “8.125% Senior Notes”), which were registered under the Company’s effective Shelf Registration Statement on Form S-3, as amended (Registration No. 333-180331). On June 27, 2012, the underwriters of the 8.125% Senior Notes exercised their option to purchase an additional $12.5 million aggregate principal amount of the 8.125% Senior Notes, which offering and sale closed on June 28, 2012.

The effective subordination of the 8.125% Senior Notes may limit our ability to satisfy our obligations under the notes.

The 8.125% Senior Notes are our senior unsecured obligations and rank equally with all of our other indebtedness that is not expressly subordinated to the 8.125% Senior Notes. Including the 8.125% Senior Notes, we had outstanding $422.5 million principal amount of senior unsecured indebtedness (exclusive of intercompany debt, trade payables, distributions payable and accrued expenses) as of June 30, 2012. However, the 8.125% Senior Notes will be effectively subordinated to all liabilities of all of our subsidiaries. As of June 30, 2012, our subsidiaries had outstanding $1.0 billion of liabilities (excluding such $422.5 million principal amount of senior unsecured indebtedness but including $52.3 million of secured indebtedness). In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any such subsidiary, we, as an equity owner of such subsidiary, and therefore holders of our debt, including the 8.125% Senior Notes, will be subject to the prior claims of such subsidiary’s creditors, including trade creditors, and preferred equity holders.

We conduct substantially all of our operations through our subsidiaries. We do not have any material assets other than our direct and indirect ownership in the equity of our operating subsidiaries. As a result, our cash flow and our ability to service our debt, including the 8.125% Senior Notes, are dependent upon the earnings of our subsidiaries. In addition, we are dependent on the distribution of earnings, loans or other payments by our subsidiaries to us. Certain debt and security agreements entered into by our subsidiaries contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral.

The 8.125% Senior Notes will also be effectively subordinated to all of our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of June 30, 2012, we had no secured indebtedness and our subsidiaries had total secured indebtedness of approximately $52.3 million. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such secured indebtedness. Therefore, such collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including the notes, until such secured indebtedness is satisfied in full.

There are limited covenants and protections in the indenture governing the 8.125% Senior Notes, as supplemented by the first supplemental indenture thereto (together, the “indenture”).

While the indenture governing the 8.125% Senior Notes and the 8.125% Senior Notes contain terms intended to provide protection to holders upon the occurrence of certain events involving significant corporate transactions and our creditworthiness, these terms are limited and may not be sufficient to protect an investment in the notes. For example, there are no financial covenants in the indenture governing the 8.125% Senior Notes. As a result, we could enter into transactions that could increase the total amount of our outstanding indebtedness, adversely affect our capital structure or our credit ratings, or otherwise adversely affect the holders of the notes.

In addition, as described in indenture, upon the occurrence of a Change of Control Triggering Event, holders of the 8.125% Senior Notes are entitled to require us to repurchase their notes at 101% of their principal amount. However, the definition of the term “Change of Control Triggering Event” is limited and does not cover a variety of transactions (such as acquisitions by us, recapitalizations or “going private” transactions by our affiliates) that could negatively affect the value of the notes. A change of control transaction under the indenture may only occur if there is a change in the controlling interest in our business. For a Change of Control Triggering Event to occur there must be not only a change of control transaction as defined in the indenture governing the notes, but also, a ratings downgrade resulting from such transaction. If we were to enter into a significant corporate transaction that negatively affects the value of the notes, but would not constitute a Change of Control Triggering Event, holders of the 8.125% Senior Notes would not have any rights to require us to repurchase such notes prior to their maturity, which also would adversely affect an investment in the 8.125% Senior Notes.

Ratings of the 8.125% Senior Notes may not reflect all risks of an investment in the 8.125% Senior Notes and changes in our credit rating could adversely affect the market price of the notes.

We are currently rated by three nationally recognized statistical rating organizations. A debt rating is not a recommendation to purchase, sell or hold the notes. Moreover, a debt rating does not reflect all risks of an investment in the 8.125% Senior Notes and does not take into account market price or suitability for a particular investor. The market price for the 8.125% Senior Notes is based on a number of factors, including our ratings with major rating agencies. Rating agencies revise their ratings for the companies that they follow from time to time and our ratings may be revised or withdrawn in their entirety at any time. We cannot be sure that rating agencies will maintain their current ratings. We undertake no obligation to maintain the ratings or to advise holders of 8.125% Senior Notes of any change in ratings. A negative change in our ratings could have an adverse effect on the market price or liquidity of the notes.

Changes in the credit markets could adversely affect the market price of the notes.

The market price for the 8.125% Senior Notes is based on a number of factors, including:

•	the prevailing interest rates being paid by other companies similar to us; and

•	the overall condition of the financial markets

The condition of the credit markets and prevailing interest rates have fluctuated in the past and can be expected to fluctuate in the future. Fluctuations in these factors could have an adverse effect on the price and liquidity of the notes.

An active trading market may not develop for the notes, which could adversely affect the price of the 8.125% Senior Notes in the secondary market and the ability to resell the 8.125% Senior Notes.

The 8.125% Senior Notes are a new issue of securities and there is no established trading market for the notes. The 8.125% Senior Notes trade on the New York Stock Exchange under the symbol “BGCA”; however, we cannot make any assurance as to:

•	the development of an active trading market;

•	the liquidity of any trading market that may develop;

•	the ability of holders to sell their 8.125% Senior Notes; or

•	the price at which the holders would be able to sell their 8.125% Senior Notes

If an active trading market were to develop, the market prices of the 8.125% Senior Notes will depend on many factors, including prevailing interest rates, our credit ratings published by major rating agencies, the market for similar securities and our operating performance and financial condition. If a trading market does develop, there is no assurance that it will continue. If an active public trading market for the 8.125% Senior Notes does not develop or does not continue, the market price and liquidity of the 8.125% Senior Notes is likely to be adversely affected and notes traded after their purchase may trade at a discount from their purchase price.

We may not be able to repurchase the 8.125% Senior Notes upon a Change of Control Triggering Event.

Upon the occurrence of a Change of Control Triggering Event (as defined in the first supplemental indenture), unless we have exercised our right to redeem the 8.125% Senior Notes, holders of the 8.125% Senior Notes will have the right to require us to repurchase all or any part (in minimum original principal amounts of $25 and integral multiples of $25 in excess thereof) of their notes at a price in cash equal to 101% of the then outstanding aggregate principal amount of notes repurchased plus accrued and unpaid interest, if any, on the 8.125% Senior Notes repurchased, to, but excluding, the date of purchase. If we experience a Change of Control Triggering Event, we cannot provide assurance that we would have sufficient financial resources available to satisfy our obligations to repurchase the notes. Our failure to repurchase the 8.125% Senior Notes as required under the indenture governing the 8.125% Senior Notes would result in a default under the indenture, which could result in defaults under agreements governing any of our other indebtedness, including the acceleration of the payment of any borrowings thereunder, and have material adverse consequences for us and the holders of the notes. In addition, the change of control provisions in the indenture may not protect holders of the 8.125% Senior Notes from certain important corporate events (such as acquisitions by us, recapitalizations or “going private” transactions by our affiliates) that could negatively affect the value of the notes. A change of control transaction under the indenture may only occur if there is a change in the controlling interest in our business. For a Change of Control Triggering Event to occur there must be not only a change of control transaction as defined in the indenture, but also, a ratings downgrade resulting from such transaction. If an event occurs that does not constitute a “Change of Control Triggering Event” as defined in the indenture, we will not be required to make an offer to repurchase the 8.125% Senior Notes and holders of the notes may be required to continue to hold the notes despite the event.

Redemption may adversely affect the return on the 8.125% Senior Notes.

On or after June 26, 2017 we will have the right to redeem at par some or all of the 8.125% Senior Notes prior to maturity. We may redeem the 8.125% Senior Notes at times when prevailing interest rates may be relatively low compared to rates at the time of issuance of the 8.125% Senior Notes. Accordingly, holders of the 8.125% Senior Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the notes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this Item is set forth in Note 5 — “Unit Redemptions and Stock Transactions” and Note 12 — “Related Party Transactions” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I) and is incorporated by reference herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

The information required by this Item is set forth under the headings “Executive Compensation” and “Cantor Rights upon Redemption of Founding/Working Partner Units by BGC Holdings” and “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 2 of Part I of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2012 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and
Chief Executive Officer

/S/ ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: August 8, 2012

[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2012 dated August 8, 2012.]

Exhibit Index

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.