Form 10-K
period 2012-12-31
BGC Partners, Inc.
filed 2013-03-12
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Numbers: 0-28191, 1-35591

BGC Partners, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4063515
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

499 Park Avenue, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 610-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
8.125% Senior Notes due 2042	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2012 as reported on NASDAQ, was approximately $596,769,481.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2013
Class A Common Stock, par value $0.01 per share	129,229,265 shares
Class B Common Stock, par value $0.01 per share	34,848,107 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders are incorporated by reference in

Part III of this Annual Report on Form 10-K.

BGC Partners, Inc.

2012 FORM 10-K ANNUAL REPORT

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein or in documents incorporated by reference that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below and may impact either or both of our operating segments:

•

market conditions, including trading volume and volatility, potential deterioration of the equity and debt capital markets and the condition of the markets for commercial real estate, and our ability to access the capital markets;

•	pricing and commissions and market position with respect to any of our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers and consolidation;

•	liquidity, regulatory and clearing capital requirements and the impact of credit market events;

•

our relationships with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, including Cantor Fitzgerald & Co. (“CF&Co”), any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, CF&Co’s acting as our sales agent under our controlled equity or other offerings, and CF&Co’s acting as our financial advisor in connection with one or more business combinations or other transactions;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks or the impact of weather-related or similar events;

•

extensive regulation of our businesses, changes in regulations relating to the financial services, commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, fines, penalties, sanctions, enhanced oversight, increased financial and capital requirements, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new business, products, or services;

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

•

certain financial risks, including the possibility of future losses and negative cash flows from operations, an increased need for short-term or long-term borrowings or other sources of cash related to acquisitions or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks given by the rating agencies to those credit ratings and increased borrowing costs, as well as interest and currency rate fluctuations;

•

our ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services and to secure and maintain market share;

•

our ability to enter into marketing and strategic alliances and business combination or other transactions in the financial services, real estate and other industries, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures and to meet our financial reporting obligations with respect thereto, the integration of any completed acquisitions and the use of proceeds of any completed transactions;

•	our ability to hire and retain personnel, including brokers, managers and other key employees;

•	our ability to expand the use of technology for hybrid and fully electronic trading;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable regulatory requirements;

•	our ability to maintain or develop relationships with independently-owned partner offices in our real estate services businesses;

•

our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, procedures, operations and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•	our ability to maintain and protect our operational systems and infrastructure, including from failure or malicious attacks;

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

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases of limited partnership interests of BGC Holdings or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•

the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable debt securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests of our subsidiaries, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% convertible notes and counterparties to our capped call transactions, and resales of shares of our Class A common stock acquired from us or Cantor, including pursuant to our employee benefit plans, conversion of our convertible notes, conversion or exchange of our convertible or exchangeable debt securities, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room located at One Station Place, 100 F Street, N.E., Washington, D.C. 20549. You can also request copies of the documents, upon payment of a duplicating fee, by writing the Public Reference Section of the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. These filings are also available to the public from the SEC’s website at www.sec.gov.

Our website address is www.bgcpartners.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D filed on behalf of Cantor, CFGM, our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industry and business. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Throughout this document BGC Partners, Inc. is referred to as “BGC” and, together with its subsidiaries, as the “Company,” “BGC Partners,” “we,” “us,” or “our.”

Our Business

We are a leading global brokerage company primarily servicing the wholesale financial and real estate markets, via our two segments: Financial Services and Real Estate Services. Our Financial Services segment specializes in the brokerage of a broad range of products including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures, and structured products. Our Financial Services segment also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our eSpeed, BGC TraderTM and BGC Market Data brands, we offer financial technology solutions, market data, and analytics related to select financial instruments and markets.

We entered into the commercial real estate business in October 2011 with the acquisition of all of the outstanding shares of Newmark & Company Real Estate, Inc., a leading U.S. commercial real estate brokerage and advisory firm primarily serving corporate and institutional clients. Newmark was founded in 1929 in New York City. In 2000, Newmark embarked upon a national expansion and in 2006 entered into an agreement with London-based Knight Frank to operate jointly in the Americas as “Newmark Knight Frank.” In the second quarter of 2012, we completed the acquisition of substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries, which we refer to as “Grubb & Ellis.” Grubb & Ellis was formed in 1958 and built a full-service national commercial real estate platform of property management, facilities management and brokerage services. We have largely completed the integration of Grubb & Ellis with Newmark Knight Frank to form the resulting business, Newmark Grubb Knight Frank (or “NGKF”). NGKF is a full-service commercial real estate platform that comprises our Real Estate Services segment, offering commercial real estate tenants, owners, investors and developers a wide range of services, including leasing; capital markets services including investment sales, debt placement, appraisal, and valuation services; as well as consulting, project and development management, leasing and corporate advisory services and property and corporate facilities management services.

In connection with our acquisition of substantially all of the assets of Grubb & Ellis, we began, with the second quarter of 2012, reporting two segments, Financial Services and Real Estate Services, as reflected in our Quarterly Report on Form 10-Q for such quarter filed on August 8, 2012. Prior to the second quarter of 2012, we had only one reportable segment. On August 8, 2012, we filed a Current Report on Form 8-K to update our financial statements and certain other information contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 to reflect such change in our reportable segments. These two segments continue to be reported in this Annual Report on Form 10-K.

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. We have offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Chicago, Copenhagen, Dallas, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich. We expect to have additional offices as we grow our business and add acquisitions.

As of December 31, 2012, we had 2,528 brokers, salespeople and other front-office professionals.

Our History

The voice brokerage business within our Financial Services segment originates from one of the oldest and most established inter-dealer franchises in the financial intermediary industry. Cantor started our wholesale intermediary brokerage operations in 1972. In 1996, Cantor launched the eSpeed system, which revolutionized the way government bonds are traded in the inter-dealer market by providing a fully electronic trading marketplace. eSpeed, Inc. (“eSpeed”) completed an initial public offering in 1999 and began trading on NASDAQ, yet remained one of Cantor’s controlled subsidiaries. Following eSpeed’s initial public offering, Cantor continued to operate its inter-dealer voice brokerage business separately from eSpeed.

Prior to the events of September 11, 2001, our financial brokerage business was widely recognized as one of the leading full-service wholesale inter-dealer brokers in the world with a rich history of developing innovative technological and financial solutions. After September 11, 2001 and the loss of the majority of our U.S.-based employees, our voice financial brokerage business operated primarily in Europe.

In August 2004, Cantor announced the reorganization and separation of its inter-dealer voice brokerage business into a subsidiary called “BGC,” in honor of B. Gerald Cantor, the pioneer in screen brokerage services and fixed income market data products. Since then, we have dramatically rebuilt our U.S. presence and have continued to expand our global footprint through the acquisition and integration of established brokerage companies and the hiring of experienced brokers. Through these actions, we have been able to expand our presence in key markets and position our Financial Services segment for sustained growth. These acquisitions include:

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

•

December 2007—We and several other leading financial institutions announced the establishment of a fully electronic futures exchange. We hold an approximate 49% voting interest in the exchange’s operating limited partnership, ELX Futures, L.P., and its holding company general partner, ELX Futures Holdings LLC (together “ELX”). Other equity holders include Bank of America, Barclays Capital, Breakwater, Citi, Deutsche Bank Securities, GETCO, Morgan Stanley, PEAK6 and The Royal Bank of Scotland;

•	March 2008—Radix, an OTC energy broker based in Singapore;

•

June 2009—Liquidez Distribuidora de Títulos e Valores Mobiliários Ltda. (“Liquidez”), a Brazilian financial institution and inter-dealer broker with offices in São Paulo and Rio de Janeiro. This acquisition enabled us to enter the Brazilian market, which is fast becoming one of the world’s major economies, and will provide a platform for further expansion in Brazil and Latin America;

•

July 2010—We established a money brokerage joint venture company with China Credit Trust Co., Ltd. (“CCT”). The joint venture, named China Credit BGC Money Broking Company Limited (“China Credit BGC”). We own a 33% stake in this Beijing, China-based entity which is the first brokerage company of its kind to operate in that city as part of a Chinese government pilot program. We received, on March 25, 2011, our money market product license from the People’s Bank of China and our FX license from the Chinese State Administration of Foreign Exchange on February 2, 2012. China Credit BGC is now brokering cash deposits, FX forwards, IRS and bonds;

•	August 2010—Various assets and businesses of Mint Partners and Mint Equities in the U.K.;

•	October 2012—Various assets of North American municipal bond inter-dealer broker Wolfe & Hurst Bond Brokers, Inc. (“Wolfe & Hurst”);

•	December 2012—Acquisition of Ginalfi Finance, a Paris-based inter-dealer specializing in the intermediation of money market products, credit bonds, government bonds and swaps;

•

February 2013—Acquisition of the business and certain assets of Sterling International Brokers Limited, a London-based financial brokerage firm specializing in Pound Sterling and other major currency transactions.

Our Real Estate Services segment was created through various acquisitions of securities, assets and businesses. Specifically, we made the following acquisitions:

•

October 2011—All of the outstanding shares of Newmark & Company Real Estate, Inc., a leading U.S. commercial real estate brokerage and advisory firm serving corporate and institutional clients. Newmark & Company Real Estate, Inc. operated as Newmark Knight Frank (“Newmark” or “Newmark Knight Frank”) in the United States until it was integrated with Grubb & Ellis and the combined companies became known as “Newmark Grubb Knight Frank.” Newmark is associated with London-based Knight Frank;

•

April 2012—Substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries. We continue to integrate Grubb & Ellis assets with our Newmark Knight Frank brand, resulting in the Newmark Grubb Knight Frank brand;

•	December 2012—Acquisition of a commercial real estate firm, Denver-based Frederick Ross Company; and

•	December 2012—Acquisition of a commercial real estate firm, Philadelphia-based Smith Mack.

Overview of our Products and Services

Financial Services

Financial Brokerage

We are focused on serving three principal financial brokerage markets:

•	traditional, liquid brokerage markets, such as government bonds;

•	illiquid markets, such as emerging market bonds and single name credit derivatives; and

•	targeted local markets throughout the world, such as Rates products in Brazil.

We provide electronic marketplaces in several financial markets through our eSpeed—and BGC Trader—branded trading platform. These electronic marketplaces include government bond markets, spot foreign exchange, foreign exchange options, corporate bonds, and credit default swaps. We believe that eSpeed/BGC Trader is a comprehensive trading platform providing volume, access, speed of execution and ease of use. Our trading platform establishes a direct link between our brokers and customers and occupies valuable real estate on traders’ desktop, which is difficult to replicate. We believe that we can leverage our platform to offer fully electronic trading as additional products transition from voice to electronic execution.

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

The following table identifies some of the key financial services products that we broker:

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
Cash equities
Index futures
Commodities
Energy derivatives
Other derivatives and futures

Certain categories of trades executed on our platform settle for clearing purposes with CF&Co, one of our affiliates. CF&Co is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Fixed Income Clearing Corporation (“FICC”), a subsidiary of the Depository Trust & Clearing Corporation. We, CF&Co and other affiliates participate in U.S. Treasuries as well as other markets by posting quotations for their account and by acting as principal on trades with platform users. Such activity is intended, among other things, to assist us, CF&Co and our affiliates in managing their proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

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

Real Estate Services

Real Estate Brokerage and Transaction Services

Our brokerage sales professionals assist in the purchase, sale and lease of commercial real estate for both users and owners. With a comprehensive approach to transactions, we offer a full suite of services to clients, from site selection and sale negotiations to needs analysis, occupancy projections, prospect qualification, pricing recommendations, long-term value consultation, tenant representation and consulting services. We believe that we offer the strategic consulting, analysis and resources clients need to assign value to an initiative and make informed decisions that enhance financial outcomes and corporate performance, for purposes of acquisition, disposition, potential use, retention, redevelopment, mortgage, income tax, or litigation. Assignments have included office buildings, regional malls, shopping centers, free-standing retail, industrial facilities, apartment projects, master-planned communities, land, air rights, schools and universities, new developments, hospitals and medical centers, historic landmarks, transportation stations, sports arenas and a variety of other special-use properties.

On April 13, 2012, we completed the acquisition of substantially all of the assets of Grubb & Ellis and formed Newmark Grubb Knight Frank, our full-service commercial real estate platform. Newmark Grubb Knight Frank offers a diverse range of real estate brokerage and transactional services including:

•

Tenant Representation. Representing tenants in the office, industrial, retail, data center, healthcare and hospitality sectors. Tenant representation services include space acquisition and disposition, strategic planning, site selection, financial and market analysis, economic incentives analysis, lease negotiations, lease auditing, project management and construction supervision.

•

Owner Representation. Representing property owners and investors. Services include property assessment, prospecting/canvassing, marketing and repositioning strategy, financial analysis, lease negotiation, construction supervision and tenant retention.

•

Investment Sales and Financial Services. Newmark Grubb Knight Frank provides clients with strategic solutions to their real estate capital concerns. Newmark Grubb Knight Frank offers a broad range of real estate capital market services, including investment sales and access to providers of debt and equity financing. Representing buyers and sellers, Newmark Grubb Knight Frank provides access to a broad range of services, including asset sales, sale leasebacks, asset management, valuation, mortgage and entity level financing and due diligence. Transactions involve new development or repositioning of existing buildings. Newmark Grubb Knight Frank specializes in arranging equity or debt for most types of value added commercial and residential real estate, including land, condominium conversions, subdivisions, office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage and special use. We are actively involved in marketing and coordinating the acquisition and sale of properties that are particularly suitable for exchange investors, structuring transactions and also arranging financing to accommodate the short and long term objectives of investors.

•

Valuation Services. Our Landauer Valuation & Advisory division is a leader in valuation and advisory services, having provided quality insight into client real estate assets for more than 75 years. Headquartered in New York with offices nationwide, the Landauer team has executed projects of nearly every size and type—from a single property to large portfolios, existing and proposed facilities, and mixed-use developments valued as high as in the billions of dollars.

Our Real Estate Services segment has agreements in place to operate on a collaborative and cross-referral basis with independently-owned partner offices in the Unites States and elsewhere in the Americas in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. As of December 31, 2012, we operated 113 owned and/or independently-owned partner offices throughout North America (of which 57 were owned and 56 were independently-owned partner offices). Our Real Estate Services segment and these independently-owned partner offices generally use the “Newmark Grubb Knight Frank” name in their branding in the Americas.

Our affiliate agreements, which are generally multi-year contracts, provide for exclusive mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently-owned partner offices, we have access to over 725 brokers with local market research capabilities.

In certain other markets where we do not own offices, our relationships with local, independently-owned firms are similar to those described above. For example, in the U.S., NGKF and Cornish & Carey Commercial combined their northern California operations in September 2010 to operate as independently-owned “Cornish & Carey Commercial Newmark Knight Frank.” With over 280 sales agents, Cornish & Carey Commercial Newmark Knight Frank now operates from strategically located cities throughout northern California, including Santa Clara, Palo Alto, San Mateo, San Francisco, San Rafael, Santa Rosa, Walnut Creek, Emeryville, Pleasanton, Hayward, Roseville and Sacramento. Since 2009, we have had a similar strategic partnership in Chicago with an independently-owned firm that now operates as “Newmark Knight Frank Epic.”

Outside of the Americas, we are associated with London-based Knight Frank LLP (“Knight Frank”), which operates on a collaborative and cross-referral basis. Knight Frank is a leading independent, global real estate consultancy firm providing integrated prime and commercial real estate services, operating in approximately 200 key office hubs across Europe, the Middle East, Asia and Australia. Collectively, NGKF, its independently-owned partner firms across the Americas and London-based Knight Frank operate from more than 340 offices in established and emerging property markets on all five continents.

Management Services

Through our Newmark Grubb Knight Frank brand, we have the ability to provide commercial property and facility management services to tenants, owners and landlords throughout the U.S. We offer a diverse range of management services to clients, many of whom also use our real estate brokerage services, including:

•

Property and Facilities Management. Newmark Grubb Knight Frank manages a broad range of properties, including headquarters, facilities and office space, for a broad cross section of corporations, including Fortune 500 companies. We manage the day-to-day operations and maintenance for urban and suburban commercial properties of most types, including office, industrial, data centers, healthcare, retail, call centers, urban towers, suburban campuses, and landmark buildings. Property management services include building operations and maintenance, leasing, vendor and contract negotiation, project oversight and value engineering, labor relations, property inspection/quality control, property accounting and financial reporting, cash flow analysis, financial modeling, lease administration, due diligence, and exit strategies. Facilities management services also include facility audits and reviews, energy management services, janitorial services, mechanical services, bill payment, maintenance project management, and moving management. As of December 31, 2012, we had approximately 680 million square feet under management, including space managed by NGKF and its partner firms.

•

Global Corporate Services. Newmark Grubb Knight Frank provides what we believe are comprehensive, beginning-to-end corporate services solutions for clients. Newmark Grubb Knight Frank thoroughly assesses clients’ business objectives and long-term goals, and then implements real estate and operational strategies designed to reduce costs and increase flexibility and profitability for clients regarding their property needs. Services include brokerage services, account management, transition management, lease administration, operations consulting, transaction management, financial integration, program and project management, in addition to facilities management.

•

Consulting/Management Services. Through these business groups, we seek to develop and implement best practices to align our clients’ real estate needs with their overall business strategies. Consulting services include operations and portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, and operations and industrial consulting. Project management services include master planning, design and construction in commercial, retail, hospitality, medical, higher education and transportation spaces. Industrial service offerings also include logistics evaluation, strategic planning and building repositioning, facility assessment, financial and economic incentive analysis, drive time studies, geographic searches and zoning issues.

Customers

In our Financial Services segment, we primarily serve the wholesale inter-dealer market, including many of the world’s largest banks that regularly trade in capital markets, brokerage houses, investment firms, hedge funds, and investment banks. Customers using our eSpeed branded products also include professional trading firms, futures commission merchants and other professional market participants and financial institutions. Our BGCantor Market Data products and services are available through many platforms and are available to a wide variety of capital market participants including banks, investment banks, brokerage firms, asset managers, hedge funds, investment analysts and financial advisors. We also license our intellectual property portfolio and Software Solutions to various financial markets participants. In our Real Estate Services segment, our customers include a full range of real estate owners, tenants, investors, lenders and multi-national corporations in the markets we serve.

For the year ended December 31, 2012, our top 10 customers, collectively, accounted for approximately 31.6% of our total revenue on a consolidated basis and our largest customer accounted for approximately 3.8% of our total revenue on a consolidated basis.

Sales and Marketing

Financial Services

In our Financial Services segment, our brokers and salespeople are the primary marketing and sales resources to our customers. Thus, our sales and marketing program is aimed at enhancing the ability of our brokers to cross-sell effectively in addition to informing our customers about our product and service offerings. We also employ product teams and business development professionals. We leverage our customer relationships through a variety of direct marketing and sales initiatives and build and enhance our brand image through marketing and communications campaigns targeted at a diverse audience, including traders, potential partners and the investor and press communities. We may also market to our existing and prospective customers through a variety of co-marketing/co-branding initiatives with our partners.

Our brokerage product team is composed of product managers who are each responsible for a specific part of our brokerage business. The product managers seek to ensure that our brokers, across all regions, have access to technical expertise, support and multiple execution methods in order to grow and market their business. This approach of combining marketing with our product strategy has enabled us to turn innovative ideas into deliverable hybrid solutions, such as “BGC Trader,” our multi-asset hybrid offering to our customers for voice and electronic execution.

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

Real Estate Services

Sales and marketing efforts for our Real Estate Services segment occur on several interrelated levels. Our Real Estate Services segment’s marketing team seeks to develop the NGKF brand on a national scale and to highlight its expansive platform while reinforcing NGKF’s position as a fast-growing, leading commercial real estate services firm in the U.S. This is accomplished through media relations, industry sponsorships, sales collateral and targeted advertising in trade and business publications. We believe that an emphasis on our Real Estate Services segment’s unique capabilities and specialty groups, such as Capital Markets, Retail, Healthcare, Hospitality and Global Corporate Services, enables us to demonstrate our strengths and differentiate ourselves from our competitors. These multi-market business groups provide customized collateral, websites and technology solutions that address specific client needs. On a local level, NGKF offices (including those owned by us and independently-owned partner offices) have access to tools and templates that arm NGKF sales professionals with the market knowledge we believe is necessary to educate and advise clients, and also to bring properties to market quickly and effectively. This includes proprietary research and analyses, web-based marketing systems, and ongoing communications and training about the firm’s depth and breadth of services. Our Real Estate Services segment provides marketing services and materials to certain independently-owned partner offices as part of their overall agreement with us to share the NGKF brand, and in some cases, as part of a license agreement. We also benefit from shared referrals and materials from local offices.

Technology

Financial Services Technology

Pre-Trade Technology. Our financial brokers use a suite of pricing and analytical tools which have been developed both in-house and in cooperation with specialist software suppliers. The pre-trade software suite combines proprietary market data, pricing and calculation libraries, together with those outsourced from what we believe to be the best-of-breed providers in the sector. The tools in turn publish to a normalized, global market data distribution platform allowing prices and rates to be distributed to our proprietary network, data vendor pages, secure websites and trading applications as indicative pricing.

Inter-Dealer Trading Technology. We utilize a sophisticated proprietary electronic trading platform to distribute prices to our customers. Price data are transmitted over our proprietary global private network and also by third-party providers of connectivity to the financial community. Prices are in turn displayed by our proprietary trading desktop application, BGC Trader. BGC Trader is our multi-asset BGC Partners-branded hybrid offering to our customers for voice and electronic execution. This product combines the benefits of our existing hybrid system with a creative, customer-focused front-end design. The first asset groups to be incorporated under the BGC Trader banner were foreign exchange options, European corporate bonds, European CDS and iTraXX. We continue to expand the number of products it supports, including other tradable and view-only products in our portfolio. The majority of our global products are supported by this platform in a view only, hybrid/managed, or fully electronic mode. Trades executed by our customers in any mode are eligible for immediate electronic confirmation to straight-through processing hubs. Our proprietary graphical user interface is deployed on thousands of user desktops at hundreds of major banks and institutions.

Fully Electronic Trading Technology. Our eSpeed-branded fully electronic trading system is accessible to our customers through (1) our proprietary front-end trading software, (2) our proprietary application programming interface (“API”), a dedicated software library enabling customers to incorporate our platform directly into their own applications, (3) the Internet, via a browser interface or Java application, (4) software developed in collaboration with Independent Software Vendors and (5) Financial Information eXchange (“FIX”). Our system runs on large-scale hardware located in data centers in the U.S. and the U.K. and is distributed either over our multiple-path global network or via the Internet through links to multiple global Internet service providers.

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

Post-Trade Technology. Our platform automates previously paper and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost of many of our customers’ back offices and enabling straight-through processing. In addition to our own system, confirmation and trade processing is also available through third-party hubs including Swapswire, T-Zero, Reuters RTNS, Logicscope and direct straight-through processing in FIX for various banks.

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

Systems Architecture. Our systems consist of layered components, which provide matching, credit management, market data distribution, position reporting, customer display and customer integration. The private network currently operates from four concurrent data centers (two of which are in London, one of which is in Rochelle Park, New Jersey and one of which is in Trumbull, Connecticut) and 6 hub cities throughout the world acting as distribution points for all private network customers. eSpeed network hubs beyond the core data centers are in Chicago, Hong Kong, São Paolo, Singapore, Tokyo, and Toronto. The redundant structure of our system provides multiple backup paths and re-routing of data transmission in the event of failure.

In addition to our own network system, we also receive and distribute secure trading information from customers using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global customers.

Real Estate Services Technology

Our real estate business utilizes a variety of proprietary technology tools to facilitate provision of transaction and management services to our clients. For example, our global corporate services professionals utilize our proprietary NGKF Vision tool, which provides data integration, analysis and reporting, as well as the capability to analyze potential “what if” scenarios to support client decision making. Our proprietary NGKF Analytics solution integrates data from client HR and ERP systems, government, Internet sources, and NGKF internal databases to support our professionals in providing information analysis and insight to clients in managing their portfolios.

Software Development

We devote substantial efforts to the development and improvement of our hybrid and electronic marketplaces and licensed software products and services. We work with our customers to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing. As of December 31, 2012, we employed approximately 500 technology professionals.

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

We also have agreements to license technology covered by several pending U.S. patent applications relating to various aspects of our electronic trading systems, including both functional and design aspects. We have filed a number of patent applications to further protect our proprietary technology and innovations, and have received patents for some of those applications.

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

Credit Risk

Credit risk arises from potential non-performance by counterparties and customers. We have established policies and procedures to manage our exposure to credit risk. We maintain a thorough credit approval process to limit exposure to counterparty risk and employs stringent monitoring to control the counterparty risk from our matched principal and agency businesses. Our account opening and counterparty approval process includes verification of key customer identification, anti-money laundering verification checks and a credit review of financial and operating data. The credit review process includes establishing an internal credit rating and any other information deemed necessary to make an informed credit decision, which may include correspondence, due diligence calls and a visit to the entity’s premises, as necessary.

Credit approval is granted subject to certain trading limits and may be subject to additional conditions, such as the receipt of collateral or other credit support. Ongoing credit monitoring procedures include reviewing periodic financial statements and publicly available information on the client and collecting data from credit rating agencies, where available, to assess the on-going financial condition of the client. For U.S. Treasury transactions conducted through the eSpeed electronic trading platform, we have developed and utilize an electronic credit monitoring system which measures and controls credit usage, which may include the ability to prohibit execution of trades that would exceed risk limits and permit only risk-reducing trades. This system is compliant with SEC Rule 15c3-5, which became effective November 30, 2011. The Rule relates to systems such as eSpeed that provide direct market access to an exchange or Alternative Trading System. The Rule requires firms to set and monitor pre-trade limits for all activities subject to the Rule.

Principal Transaction Risk

Through our subsidiaries, we execute matched principal transactions in which we act as a “middleman” by serving as counterparty to both a buyer and a seller in matching back-to-back trades. These transactions are then settled through a recognized settlement system or third-party clearing organization. Settlement typically occurs within one to three business days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. We generally avoid settlement of principal transactions on a free-of-payment basis or by physical delivery of the underlying instrument. However, free-of-payment transactions may occur on a very limited basis.

The number of matched principal trades we execute has continued to grow as compared to prior years. Receivables from broker-dealers and clearing organizations and payables to broker-dealers and clearing organizations on our consolidated statements of financial condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. Our experience has been that substantially all of these transactions ultimately settle at the contracted amounts.

Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices or other factors will result in losses for a specified position. In our Financial Services segment, we may allow certain of our desks to enter into unmatched principal transactions in the ordinary course of business and hold long and short inventory positions. These transactions are primarily for the purpose of facilitating clients’ execution needs, adding liquidity to a market or attracting additional order flow. As a result, we may have market risk exposure on these transactions. Our exposure varies based on the size of our overall positions, the risk characteristics of the instruments held and the amount of time the positions are held before they are disposed of. We have limited ability to track our exposure to market risk and unmatched positions on an intra-day basis; however, we attempt to mitigate market risk on these positions by strict risk limits, extremely limited holding periods and hedging its exposure. These positions are intended to be held short term to facilitate customer transactions. However, due to a number of factors, including the nature of the position and access to the market on which it trades, we may not be able to unwind the position and we may be forced to hold the position for a longer period than anticipated. All positions held longer than intra-day are marked to market.

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

Operational Risk

Our Financial Services segment businesses are highly dependent on our ability to process a large number of transactions across numerous and diverse markets in many currencies on a daily basis. If any of our data processing systems does not operate properly or is disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

In addition, despite our contingency plans, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with whom we conduct business.

Foreign Currency Risk

We are exposed to risks associated with changes in foreign exchange rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of our revenues and expenses in particular with regard to British Pounds and Euros. In addition, changes in the remeasurement of or foreign currency denominated net assets are recorded as part of our results of operations and fluctuate with changes in foreign currency rates. We monitor the net exposure in foreign currencies on a daily basis and hedges its exposure as deemed appropriate with highly rated major financial institutions.

Interest Rate Risk

We had $451.4 million in fixed-rate debt outstanding as of December 31, 2012. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

Disaster Recovery

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

Competition

Financial Services

We encounter competition in all aspects of our businesses in our Financial Services segment. We compete primarily with other inter-dealer brokers, including for brokers, salespeople, and suitable acquisition candidates. Our existing and potential competitors in fully electronic trading are numerous and include other inter-dealer brokerage firms, multi-dealer trading companies, technology companies and market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, consortia, business-to-business marketplace infrastructure companies and niche market energy and other commodity Internet-based trading systems.

Inter-Dealer Brokers

Our Financial Services segment primarily competes with four major, diversified inter-dealer brokers. These inter-dealer brokers are ICAP plc, Tullett Prebon plc, GFI Group Inc. and Compagnie Financière Tradition (which is majority owned by Viel & Cie), all of which are currently publicly traded companies. Other inter-dealer broker competitors include a number of smaller, private firms that tend to specialize in specific product areas or geographies.

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

Market Data Vendors

The majority of our large inter-dealer broker competitors also sell proprietary market data, which competes with our market data offerings. In addition to direct sales, we resell market data through large market data and information providers. These companies have established significant presences on the vast majority of trading desks in our industry. Some of these market data and information providers, such as Bloomberg L.P. and Thomson Reuters Corporation, have expanded their product mix to include electronic trading and execution of both OTC and listed products in addition to their traditional market data offerings.

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

Banks and Broker-dealers

Banks and broker-dealers have in the past created and/or funded consortia to compete with exchanges and inter-dealer brokers. For example, ICAP plc’s inter-dealer businesses for fully electronic trading of U.S. Treasuries and spot foreign exchange both began as dealer-owned consortia before being acquired by ICAP plc. An example of a current and similar consortium is Tradeweb Markets LLC (“Tradeweb”). Currently, several large banks hold stakes in Tradeweb, an internet-based market intermediary. Thomson Reuters Corporation is Tradeweb’s single largest shareholder. Although Tradeweb operates primarily as a dealer to customer platform, one of its offerings includes a voice and electronic inter-dealer platform for mortgage-backed and U.S. Agency securities. Tradeweb’s management has said that it would like to expand into other inter-dealer markets, and as such may compete with us in other areas over time.

Overall, we believe that we may also face future competition from market data and technology companies and some securities brokerage firms, some of which are currently our customers, as well as from any future strategic alliances, joint ventures or other partnerships created by one or more of our potential or existing competitors.

Real Estate Services

In our Real Estate Services segment, we compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, capital markets (equity and debt) solutions, development services and proprietary research. Each business discipline is highly competitive on a national, regional and local level. Depending on the geography, property type or service, we face competition from other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our facilities management business and have recently expanded their offerings; in-house corporate real estate departments; developers; institutional lenders; insurance companies; investment banking firms; investment managers; and accounting and consulting firms. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms and are smaller than we are, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large multi-national firms that have similar service competencies to ours, including CBRE Group, Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield and Colliers International. In addition, specialized firms like HFF, Inc. and Eastdil Secured, LLC compete with us in certain areas.

Partnership Overview

We believe that our partnership structure is one of the unique strengths of our business. Many of our key brokers have their own capital invested in our business, aligning their interests with our stockholders. Limited partnership interests in BGC Holdings consist of: (i) “founding/working partner units” held by limited partners who are employees; (ii) “limited partnership units” which consist of a variety of units that are generally held by employees such as REUs, RPUs, PSUs, PSIs and LPUs; and (iii) “Cantor units” which are the exchangeable limited partnership interests held by Cantor entities.

We believe that our partnership structure is an effective tool in recruiting, motivating and retaining key employees. Many brokers are attracted by the opportunity to become partners because the partnership agreement entitles partners to quarterly distributions of income from the partnership. While BGC Holdings limited partnership interests entitle our partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below), any such partners are only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account, excluding any goodwill or going concern value of our business unless Cantor, in the case of the founding partners, and we, as the general partner of BGC Holdings, otherwise determine. Our partners can receive the right to exchange their BGC Holdings limited partnership interests for shares of our Class A common stock (if, in the case of founding partners, Cantor so determines and in the case of working partners and limited partnership unit holders, the BGC Holdings general partner, with Cantor’s consent, determines otherwise) and thereby realize any higher value associated with our Class A common stock. We believe that, having invested their own capital in us, partners feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues.

Relationship Between BGC Partners and Cantor

See “Risk Factors—Risks Related to our Relationship with Cantor and its Affiliates.”

Regulation

Financial Services Regulatory

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

The SEC is the federal agency primarily responsible for the administration of federal securities laws, including adopting rules and regulations applicable to broker-dealers (other than government securities broker-dealers) and enforcing both its rules regarding broker-dealers and the Treasury’s rules regarding government securities broker-dealers. Broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business or have registered to do business. In addition, Treasury rules relating to trading government securities apply to such activities when engaged in by broker-dealers. The Commodities Futures Trading Commission (“CFTC”) is the federal agency primarily responsible for the administration of federal commodities future laws, including the adoption of rules applicable to Futures Commissions Merchants and Designated Contract Markets such as ELX.

Much of the regulation of broker-dealers’ operations in the United States has been delegated to self-regulatory organizations. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the operations of broker-dealers and government securities broker-dealers and conduct periodic inspections and examinations of their operations. In the case of our U.S. broker-dealer subsidiaries, the principal self-regulatory organization is FINRA. FINRA is a self-regulatory organization that commenced operations in the third quarter of 2007. It was formed from the consolidation of the NASD’s member regulation operations and the regulatory arm of the NYSE Group to act as the self-regulatory organization for all broker-dealers doing business within the United States. Accordingly, our U.S. subsidiaries will be subject to both scheduled and unscheduled examinations by the SEC and FINRA. In our futures-related activities, our subsidiaries are also subject to the rules of the CFTC, futures exchanges of which they are members and the NFA, a futures self-regulatory organization.

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

In light of recent events in the U.S. and global financial markets and economy, regulators and legislators in the U.S. and European Union (“EU”) continue to craft new laws and regulations for the global OTC derivatives markets, including the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”), which became law in July 2010. The Dodd-Frank Act mandates or encourages several reforms regarding derivatives, including new regulations for swaps markets creating impartiality considerations, additional pre- and post-trade transparency requirements and heightened collateral or capital standards, as well as recommendations for the obligatory use of central clearing for most standardized derivatives. The law also requires that standardized derivatives be traded in an open and non-exclusionary manner on a regulated exchange or a swap execution facility (“SEF”). The SEC and CFTC are still in the process of finalizing rules for the implementation of these requirements. The actual implementation of said rules may be phased in over a longer period.

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

Currently, we have subsidiaries and branches regulated by the FSA (BGC Brokers L.P., and the U.K. branch of Aurel BGC). From time to time, we have been and are subject to periodic examinations, inspections and investigations, including the FSA’s periodic risk assessment and related reviews of our U.K. group, the most recent of which took place in 2011 and 2012.

Throughout 2011 and 2012, and following a periodic risk assessment review by the FSA, BGC European Holdings, L.P., and its regulated subsidiary BGC Brokers L.P., embarked on a major review of its liquidity and capital, and control environment. In accordance with its normal process, the FSA, in connection with its most recent periodic risk assessment, provided us with an initial written mitigation program (the “Program”) regarding the foregoing. We retained an international consultancy firm and U.K. external counsel to assist us with a wide program of remediation. Within the Program, we assessed the appropriateness of the scope and structure of the businesses in our U.K. group. We increased the liquidity and capital levels of certain of our U.K. group’s existing FSA-regulated businesses, and also reviewed and enhanced our policies and procedures relating to assessing risks and our liquidity and capital requirements. We also produced detailed contingency planning steps to determine the standalone viability of each of the businesses in our U.K. group as well as a theoretical orderly wind-down scenario for these businesses. While part of this work was being undertaken, we temporarily adopted a limitation, which has since ended, on closing acquisitions of new businesses regulated by the FSA and entering into new regulated business lines.

The FSA tested the effectiveness of the Program through the use of a skilled person’s report that was delivered to us and the FSA in October 2012. While identifying a small number of recommendations that the firms could implement to enhance the work already completed, the report endorsed the results of the Program. The FSA accepted the conclusions of the report and therefore we now consider the Program to be largely concluded, and all limitations on acquisitions were removed.

In the U.K., the FSA has adopted a regulatory model with a clear internal separation of conduct of business and prudential regulation. This move mirrors the U.K. government’s intention to transfer prudential supervision of the more systemically important institutions from the FSA to the Prudential Regulation Authority (“PRA”), a subsidiary of the Bank of England, and for the FSA (to be renamed the Financial Control Authority (“FCA”)) to focus on consumer protection and market regulation as well as prudential supervision of all other regulated financial institutions. It is currently expected that this transfer will take place in April 2013.

The FSA published a Consultation Paper in December 2012 outlining its proposed changes to the regulatory requirements needed to create the new rulebooks and policies for the FCA and the PRA. The FSA is helping the FCA and PRA create their new rulebooks, which will come into effect when the new regulators acquire their legal powers – a point referred to as a “legal cutover,” or “LCO.” The overall approach to amending the rulebook for LCA is based on only making the changes that are required to properly implement the Bill and support the creation of the new regulatory scheme. This approach aims to control the degree of change for the regulators, firms and others at LCO.

Our European regulated group (Aurel BGC, BGC Brokers L.P., and other intermediate non-regulated holding entities) is subject to The Financial Groups Directive. As a result of discussions with the FSA, the corporate structure of our European regulated group was reorganized as of December 31, 2011 to bring in various eSpeed and Tower Bridge International Services, L.P. (“Tower Bridge”) service entities and intermediate holding entities within the FSA-supervised U.K. Consolidation Group under BGC European Holdings, L.P. The restructuring of the regulated European entities under BGC European Holdings, L.P. does not affect their day-to-day operations.

Recent European Regulatory Developments

On September 15, 2010, the European Commission released a draft proposal for a set of rules similar to the Dodd-Frank Act to cover the EU. Among other things, the European Commission proposed that information on OTC derivative contracts should be reported to trade repositories and be accessible to supervisory authorities, that some transaction and price related information should be made available to all market participants than is currently common practice, and that standard OTC derivative contracts be cleared through central counterparties (“CCPs”). The European Commission’s final directives, known as the Markets in Financial Instruments Directive II (“MiFID II”), were issued on October 20, 2011. Although the European market infrastructure regulation

(“EMIR”) came into force on August 16, 2012, full implementation requires the European Commission to finalize the technical standards, which were published on December 19, 2012. In February 2013, the technical standards were finalized and will come into force on March 15, 2013. These rules are expected to be operational by the middle of 2013, but are subject to change depending on the progress of EU implementation.

To achieve a high level of harmonization and strong convergence in regular supervisory reporting requirements, the Committee of European Banking Supervisors issued guidelines on prudential reporting with the aim of developing a supervisory reporting framework based on common formats, known as COREP. As of December 31, 2012, COREP is expected to become part of European Banking Authorities’ implementing technical standards on reporting. In addition, guidelines on Financial Reporting covering consolidated and sub-consolidated financial reporting for supervisory purposes based on International Financial Reporting Standards are being developed, known as FINREP. These initiatives will impact the nature, timing and extent of regulatory reporting for our European regulated group.

Basel III (or the Third Basel Accord) is a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk agreed upon by the members of the Basel Committee on Banking Supervision in 2010 and 2011, and scheduled to be introduced by bank regulators in most, if not all, of the world’s major economies between 2013 and 2019. Basel III is designed to strengthen bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. The adoption of these proposed rules could restrict the ability of our large bank and broker-dealer customers to raise additional capital and liquidity. As a result, their business, results of operations, financial condition or prospects could be adversely affected, if they are unable or unwilling to do so, which might cause them to do less business. Such potential impact could adversely affect our Financial Services segment.

On December 22, 2011, the European Securities and Markets Authority (“ESMA”) published guidelines on the systems and controls required to regulate the operation of electronic trading systems. The final requirements, Guideline 2012/122 or “Systems and controls in an automated trading environment for trading platforms, investment firms and competent authorities,” were released in February 2012 and implemented on May 1, 2012. Guideline 2012/122 covers both client and proprietary trading in areas such as IT system compatibility, due diligence checks on members/participants of automated trading systems and rules to prevent, identify and report potential market abuse. ESMA also published its final Guidelines on certain aspects of the Markets in Financial Instruments Directive (“MiFID”) compliance function requirements on September 28, 2012. In issuing these 11 Guidelines, ESMA aims to clarify the application of, and supervisory approaches to, the compliance function under MiFID, as well as to promote greater convergence in the interpretation of the rules. The Guidelines apply to MiFID Investment Firms as of December 27, 2012. In practice, most of the Guidelines reflect what is either already required by the FSA (particularly in its SYSC sourcebook), or what is regarded as good practice for investment firms.

The EU is currently in the process of revising the MiFID II and the Market Abuse Directive. Both of these directives are relevant to the Company and MiFID II will have a particularly significant impact in a number of areas, including corporate governance, transaction reporting, pre-and post-trade transparency and investor protection. The timetable for implementation of these revised directives is not yet clear but the new regimes could come into effect by 2015. Further, the authorities of certain European countries have instituted a series of changes to tax law, including an excise tax on certain compensation payments that, if applicable to us, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are unable to predict how any of these new laws and proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition, results of operations and prospects. We believe that uncertainty and potential delays around the final form such new rules might take may negatively impact trading volumes in certain markets in which we broker. Increased capital requirements may also diminish transaction velocity. While the broad framework of proposed legislation is known, we believe that it is too early for there to be clarity on the specific aspects of the U.S. legislation and EU proposals which may directly affect our businesses as exact rules have not yet been finalized. While we generally believe the net impact of the rules and regulations will be positive for our business, unintended consequences of the legislation may adversely affect us in ways yet to be determined.

Other Financial Services Regulation

Our subsidiaries that have foreign operations are subject to regulation by the relevant regulatory authorities and self-regulatory organizations in the countries in which they do business. The following table sets forth certain jurisdictions, other than the United States, in which we do business and the applicable regulatory authority or authorities of each such jurisdiction:

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations

Australia	Australian Securities and Investments Commission and Australian Securities Exchange

Brazil	Brazilian Securities and Exchange Commission, the Central Bank of Brazil and BM&F BOVESPA.

Canada	Ontario Securities Commission

China	China Banking Regulatory Commission, State Administration of Foreign Exchange

Dubai	Dubai Financial Supervisory Authority

France	Banque de France and subsidiary agencies, CECEI (Comité des Établissements de Crédit et des Entreprises d’investissement), CCLRF (Comité Consultatif de la Législation et de la Réglementation Financière), Commission Bancaire and AMF (Autorité des Marchés Financiers)

Hong Kong	Hong Kong Securities and Futures Commission and The Hong Kong Monetary Authority

Japan	Japanese Financial Services Agency, Japan Securities Dealers Association

Korea	Ministry of Strategy and Finance

Mexico	Banking and Securities National Commission

Russia	Federal Service for Financial Markets

Singapore	Monetary Authority of Singapore

South Africa	Johannesburg Stock Exchange

Switzerland	Swiss Federal Banking Commission

Turkey	Capital Markets Board of Turkey

United Kingdom	Financial Services Authority[1]

[1]	On April 1, 2013, the FSA will cease to be the U.K.’s financial services regulator. Its responsibilities will be assumed by two newly-established authorities, the Financial Conduct Authority and the Prudential Regulatory Authority.

Real Estate Services Regulation

The brokerage of real estate sales and leasing transactions, property and facilities management, construction management, conducting real estate valuation, and securing debt for clients, among other business lines, also require that we comply with regulations affecting the real estate industry and maintain licenses in various jurisdictions in which we operate. As the size and scope of real estate sales transactions have increased significantly over the past several years, market participants face corresponding greater complexity in ensuring they comply with numerous licensing regimes.

We could be required to pay fines, return commissions, have a license suspended or revoked, or be subject to criminal action should we conduct regulated activities without a license or without maintaining the necessary license. Licensing requirements could also impact our ability to engage in certain types of transactions, change the way in which we conduct business or affect the cost of conducting business. We and our licensed associates may be subject to various due diligence, disclosure, standard-of-care, anti-money laundering and other obligations. We could become subject to claims by participants in real estate sales or other services claiming that we did not fulfill our obligations as a service provider or broker. This could include claims with respect to alleged conflicts of interest where we act, or are perceived to be acting, for two or more clients. While management has overseen highly regulated businesses before and expects to maintain required licenses in a satisfactory manner, no assurance can be given that it will always be the case.

Capital Requirements

U.S.

Every U.S.-registered broker-dealer is subject to the Uniform Net Capital Requirements. Registered Futures Commission Merchants (“FCM”), such as BGC Financial L.P. (“BGCF”), are also subject to CFTC capital requirements. These requirements are designed to ensure financial soundness and liquidity by prohibiting a broker or dealer from engaging in business at a time when it does not satisfy minimum net capital requirements.

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

Two of our subsidiaries, BGCF and Mint Brokers (f/k/a Seminole Financial), are registered with the SEC and are subject to the Uniform Net Capital Requirements. As such, these firms must maintain, in all respects, minimum net capital and comply with the Uniform Net Capital Requirements. Mint Brokers uses the “basic method” of calculating net capital and must maintain net capital of not less than the greater of $100,000 or 6.66% of certain of its liabilities and other obligations. BGCF uses the “alternative method” of calculating net capital and must maintain net capital of not less than the greater of $250,000 or 2% of its aggregate debit items (primarily receivables from customers and other broker-dealers). As an FCM, BGCF is also subject to the CFTC minimum capital requirement, which is not less than the greater of the SEC requirement, $1,000,000, or 8% of customer and non-customer maintenance margin (the amount that must be maintained on deposit at all times for open futures positions). BGCF is also a member of the FICC, which imposes capital requirements on its members.

Compliance with the Uniform Net Capital Requirements may limit the extent and nature of our operations, requiring the use of our registered broker-dealer subsidiaries’ capital, and could also restrict or preclude our ability to withdraw capital from our broker-dealer subsidiaries.

Non-U.S.

Our international operations are also subject to capital requirements, which we refer to as “non-U.S. net capital requirements.” BGC Brokers L.P. and BGC European Holdings, L.P., which are partnerships based in the United Kingdom, are subject to capital requirements established by the U.K. FSA. The FSA applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital and liquidity requirements enforced by the FSA are undergoing significant changes in response to the current regulatory landscape, and our U.K. businesses are being required to maintain significantly higher regulatory capital than they have in the past.

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. In Hong Kong, BGC Securities (Hong Kong), LLC and BGC Capital Markets (Hong Kong), Limited are regulated by the Securities and Futures Commission and The Hong Kong Monetary Authority, respectively. Both are subject to non-U.S. net capital requirements. In France, BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited; in Japan, BGC Shoken Kaisha Limited’s Japanese branch; in Singapore, BGC Partners (Singapore) Limited and BGC Securities (Singapore) Ltda; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have non-U.S. net capital requirements imposed upon them by local regulators. In addition, the LCH (LIFFE/LME) clearing organizations, of which BGC LP is a member, also imposes minimum capital requirements.

We had equity capital for our regulated subsidiaries of $324.4 million and $329.9 million for the years ended December 31, 2012 and 2011, respectively.

Employees

As of December 31, 2012, we had 6,547 total employees, of which approximately 45% were primarily focused on our Financial Services segment and approximately 55% were primarily focused on our Real Estate Services segment.

As of the same date, we had 2,528 brokers, sales people and other front-office personnel, of whom 1,721 worked in our Financial Services segment and 807 in our Real Estate Services segment. Approximately 57% of our brokers, salespeople and front-office personnel were based in the Americas, and approximately 30% were based in Europe, the Middle East and Africa and the remaining approximately 13% were based in the Asia-Pacific region.

Generally, our employees are not subject to any collective bargaining agreements, except for certain reimbursable employees within our Real Estate Services segment, and certain of our employees based in our European offices that are covered by the national, industry-wide collective bargaining agreements relevant to the countries in which they work. These headcount numbers exclude employees who have joined us as a result of the acquisitions of Smith Mack and Frederick Ross Company, as such acquisitions closed during the last week of December 2012. Headcount totals will be revised to include such employees beginning with our first quarter results for 2013.

Legal Proceedings

See the discussion of legal proceedings contained in Note 17— “Commitments, Contingencies and Guarantees” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Our Organizational Structure

We are a holding company and our business is operated through two operating partnerships, BGC U.S., which holds our U.S. businesses, and BGC Global, which holds our non-U.S. businesses. The limited partnership interests of the two operating partnerships are held by us and BGC Holdings, and the limited partnership interests of BGC Holdings are currently held by Cantor, the founding/working partners and holders of limited partnership units. We hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of BGC Holdings, and serve as the general partner of BGC Holdings, which entitles us to control BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. general partnership interest and the BGC U.S. special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC U.S., and the BGC Global general partnership interest and the BGC Global special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC Global, and serves as the general partner of BGC U.S. and BGC Global, all of which entitle BGC Holdings (and thereby us) to control each of BGC U.S. and BGC Global. BGC Holdings holds its BGC Global general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited. As of March 1, 2013, we held directly and indirectly, through wholly-owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of approximately 163,777,372 units and 163,777,372 units, representing approximately 51.6% and 51.6% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

The following diagram illustrates our ownership structure as of March 1, 2013. The following diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in the Company’s consolidated subsidiaries other than Cantor’s limited partnership interest in BGC Holdings.

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Interests (31.8% of economics of BGC Holdings)
• 15.4% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (2.7% of economics and 0.9% of voting power of BGC Partners, Inc.) and Class B common stock (21.3% of economics and 73.0% of voting power of BGC Partners, Inc.)
• 12.4% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (76.0% of economics and 26.1% of voting power of BGC Partners, Inc.)
• 39.2% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (51.6% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (51.6% of economics of BGC Global)
• Limited Partnership Interests (68.2% of economics of BGC Holdings)
• 33.0% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (48.4% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (48.4% of economics of BGC Global)
BGC U.S.
BGC Global

*	Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 24.0% of the voting power, and the public stockholders would hold 76.0% of the voting power (and the indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram reflects (i) 1,010,655 shares of Class A common stock that Cantor distributed to its partners on February 14, 2012 and 282,023 shares of Class A common stock that Cantor distributed to its partners on March 21, 2012 and 52,992 shares of Class A common stock that Cantor distributed to its partners on August 6, 2012 and 14,796 shares of Class A common stock that Cantor distributed to its partners on February 19, 2013 (but not the 1,867,819 February 2012 distribution rights shares that remain to be distributed by Cantor); (ii) an aggregate of 1,001,035 April 2008 distribution rights shares that Cantor has distributed since September 2011, including the 498,960 shares of Class A common stock that Cantor distributed on February 14, 2012 and 289,145 shares of Class A common stock that Cantor distributed on August 6, 2012 and 3,188 shares of Class A common stock that Cantor distributed on February 19, 2013 (but not the 15,253,273 April 2008 distribution rights shares that remain to be distributed by Cantor); (iii) 75,000 shares of Class A common stock that Cantor donated to The Cantor Fitzgerald Relief Fund on March 9, 2012; (iv) an aggregate of 1,050,000 shares of Class A common stock that we donated to The Cantor Fitzgerald Relief Fund on February 3, 2012 and March 9, 2012, all of which shares may be offered and sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180391); (v) 1,810,000 shares of Class A common stock that we donated to The Cantor Fitzgerald Relief Fund on December 21, 2012; (vi) an aggregate of 5,290,090 shares of Class A common stock that we have sold under the September 2011 sales agreement since January 1, 2012, pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-176523); (vii) an aggregate of 10,000,000 shares of Class A common stock that we have sold under the February 2012 sales agreement since June 4, 2012, pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-176523); (viii) an aggregate of 5,014,210 shares of Class A common stock that we have sold under the December 2012 sales agreement since December 14, 2012, pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-185110); (ix) an aggregate of 886,569 Cantor units that Cantor purchased from BGC Holdings on March 13, 2012 in connection with the redemption of and/or grant of exchangeability to non-exchangeable founding/working partner units; (x) an aggregate of 34,160 Cantor units that Cantor purchased from BGC Holdings on May 4, 2012 in connection with the redemption of non-exchangeable founding/working partner units; (xi) an aggregate of 44,013 shares of Class A common stock that we repurchased, including an aggregate of 41,523 shares from Mr. Merkel and certain family trusts, on March 13, 2012; and (xii) an aggregate of 895,141 exchangeable limited partnership interests that we repurchased from a founding/working partner on April 5, 2012 (comprised of 600,513 limited partnership units and 294,628 founding/working partner units). The diagram does not reflect Cantor’s economic interest in the 8.75% convertible notes or the 23,384,070 shares of Class A common stock acquirable by Cantor upon conversion thereof. If Cantor converted all of the 8.75% convertible notes into shares of Class A common stock, Cantor would hold 75.1% of the voting power, and the public stockholders would hold 24.9% of the voting power (and Cantor’s indirect economic interests in each of BGC U.S. and BGC Global would be 32.7%). Further, the diagram does not reflect (i) 9,912,236 shares of Class A common stock that remain available to be sold pursuant to our Dividend Reinvestment and Stock Purchase Plan under our shelf Registration Statement on Form S-3 (Registration No. 333-173109); (ii) 17,297,192 shares of Class A common stock that may be sold under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232); (iii) 16,260,160 shares of Class A common stock that may be issued upon conversion of the 4.50% convertible notes; or (iv) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331). For purposes of the diagram and this paragraph, Cantor’s percentage ownership also includes CFGM’s percentage ownership.

Stock Ownership

As of March 1, 2013, there were approximately 128,929,265 shares of our Class A common stock outstanding, of which 4,431,075 shares were held by Cantor and CF Group Management, Inc. (“CFGM”), Cantor’s managing general partner. Each share of Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. In addition, as of March 1, 2013, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 73.9% of our voting power. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to 10 votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

BGC Holdings Units

Partners directly and Cantor indirectly hold BGC Holdings limited partnership interests. BGC Holdings, in turn, holds BGC U.S. limited partnership interests and BGC Global limited partnership interests and, as a result, founding/working partners, limited partnership unit holders and Cantor indirectly have interests in BGC U.S. limited partnership interests and BGC Global limited partnership interests.

Through March 1, 2013, Cantor has distributed an aggregate of 19,478,937 shares of Class A common stock, consisting of (i) 18,118,471 shares to certain partners to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”) (10,415,903 shares with respect to retained partners and 7,702,568 shares with respect to founding partners), and (ii) 1,360,466 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of March 1, 2013, Cantor is still obligated to distribute an aggregate of 17,121,092 shares of Class A common stock, consisting of (A) 15,253,273 April 2008 distribution rights shares and (B) 1,867,819 February 2012 distribution rights shares. Partners of Cantor with the right to receive these 17,121,092 shares have elected to defer receipt of their shares and receive a distribution equivalent. As of March 1, 2013, there were 82,187,817 limited partnership units outstanding and 22,437,370 founding/working partner units. These amounts reflect the fact that certain retained partners have terminated service, with the result that they are not eligible to receive an accelerated distribution of their distribution rights shares.

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

In December 2012, the Amended and Restated BGC Holdings, L.P. limited partnership agreement was further amended to create a new class of limited partnership unit, the LPU, which shall be considered a working partner unit and which will be granted only to members of BGC Services (Holdings) LLP, and is otherwise identical to an existing PSU.

We may continue our global program in 2013 whereby partners redeem their REUs or RPUs in exchange for limited partnership units and receive exchangeability or cash for certain of their limited partnership units and, in many cases, a modification or extension of their employment arrangements. We may also continue to grant exchange rights with respect to other previously issued limited partnership units.

ITEM 1A.	RISK FACTORS

Any investment in shares of our Class A common stock involves risks. The following are important risk factors that could affect our business, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Any of the Risk Factors set forth below, should they occur, could significantly and negatively affect our businesses, financial condition, results of operations, cash flows, and prospects and/or the trading price of Class A common stock.

RISKS RELATED TO OUR BUSINESSES GENERALLY

Global Economic and Market Conditions

Our businesses, financial condition, results of operations and prospects have been and may continue to be adversely affected by conditions in the global economy and financial markets generally.

Our businesses and results of operations have been and may continue to be adversely affected by conditions in the global economy and financial markets generally. Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our businesses. Such conditions and uncertainties include fluctuating levels of economic output, interest and inflation rates, employment levels, consumer confidence levels, and fiscal and monetary policy. These conditions may directly and indirectly impact a number of factors in the global financial markets that may be detrimental to our operating results, including the levels of trading, investing, and origination activity in the securities markets, security valuations, volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in volume and price levels of securities transactions, the absolute and relative level of currency rates, real estate values, and the actual and the perceived quality of issuers and borrowers.

On a consolidated basis, for the twelve months ended December 31, 2012, 69.1% of our total revenues were generated by our Financial Services segment and 25.7% of our total revenues were generated by our Real Estate Services segment, with approximately 5.2% generated by our corporate operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services and may be similarly impacted by downturns in the commercial real estate market.

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

Low trading or financial services or commercial real estate transaction volumes generally result in reduced revenues. Under these conditions, our profitability is adversely affected since many of our costs are fixed. In addition, although less common, some of our financial services or commercial real estate transaction revenues are determined on the basis of the value of transactions or on spreads. For these reasons, substantial decreases in trading volume or declining prices or spreads could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

In August 2011, the credit rating agency Standard & Poor’s (“S&P”) lowered its long-term sovereign credit rating on the U.S. from AAA to AA+, while maintaining a negative outlook. The downgrade reflected S&P’s view that an August 2011 agreement of U.S. lawmakers regarding the debt ceiling fell short of what would be necessary to stabilize the U.S. government’s medium-term debt dynamics. The two other major credit rating agencies did not downgrade their previously issued U.S. sovereign credit ratings. Future or further downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies that could have material adverse effects on financial markets and economic conditions in the U.S. and throughout the world and, in turn, could have a material adverse impact on our businesses, financial condition, results of operations, prospects and liquidity. Because of the unprecedented nature of any negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our businesses, financial condition, results of operations, prospects and liquidity are unpredictable and may not be immediately apparent. Additionally, the negative impact on economic conditions and global markets from further EU sovereign debt matters could adversely affect our businesses, financial condition and liquidity. Concerns about the EU sovereign debt have caused uncertainty and disruption for financial markets globally, and continued uncertainties loom over the outcome the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles.

Further downgrades of the long-term sovereign credit rating of the U.S. and additional EU sovereign debt crises could cause disruption and volatility of financial markets globally and have adverse effects on our businesses, financial condition, results of operations and prospects.

Evolving Business Environment

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

There can be no assurance that we will be able to respond in a timely manner to changing conditions or customer requirements. In our financial services business, the development of proprietary electronic trading technology entails significant technical, financial and business risks. Further, the adoption of new internet, networking or telecommunications technologies may require us to devote substantial resources to modify, adapt and defend our technology. There can be no assurance that we will successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to customer requirements or emerging industry standards, or that we will be able to successfully defend any challenges to any technology we develop. Any failure on our part to anticipate or respond adequately to technological advancements, customer requirements or changing industry standards, or any significant delays in the development, introduction or availability of new products, services or technologies, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Acquisitions/New Opportunities

In addition to hiring brokers or other employees for new or existing financial brokerage desks or to support our commercial real estate business, we may pursue strategic alliances, acquisitions or joint ventures, which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, as well as potential regulatory restrictions or limitations, which may limit our number of acquisitions and growth opportunities. Integration of acquisitions may impact our results.

We have explored a wide range of strategic alliances, acquisitions or joint ventures with other financial services firms and with other companies that have interests in businesses in which there are brokerage or other strategic opportunities. We also may make acquisitions outside of our existing industries, such as we did when we entered the commercial real estate business beginning in 2011 with our acquisitions of Newmark Knight Frank and certain of its independently-owned partner offices, as well as certain assets of Grubb & Ellis Company. We continue to seek to make acquisitions in both business segments.

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

Strategic alliances, acquisitions, joint ventures and new hires involve a number of risks and present financial, managerial and operational challenges, including:

•	potential disruption of our ongoing business and product development and distraction of management;

•	difficulty retaining and integrating personnel and integrating financial and other systems;

•	the necessity of hiring additional management and other critical personnel and integrating them into current operations and maintaining regulatory compliance;

•	litigation and/or arbitration associated with hiring brokerage personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	potential dependence upon, and exposure to liability, loss or reputational damage relating to systems, controls and personnel that are not under our control;

•	addition of business lines in which we have not previously engaged;

•	potential unfavorable reaction to our strategic alliance, acquisition or joint venture strategy by our customers;

•

to the extent that we pursue opportunities outside the U.S., exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities;

•	the upfront costs associated with pursuing acquisitions and recruiting brokerage personnel, which efforts may be unsuccessful;

•	conflicts or disagreements between any strategic alliance or joint venture partner and us; and

•	exposure to additional liabilities of any acquired business, strategic alliance or joint venture.

We expect to face competition for acquisition candidates, which may limit our number of acquisitions and growth opportunities and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or manage profitably additional businesses or integrate successfully any acquired businesses without substantial costs, delays or other operational, regulatory or financial difficulties.

In addition, in the U.K. we previously agreed to a voluntary limitation, which has since ended, on closing acquisitions of new businesses regulated by the FSA or entering into new regulated business lines, which had a temporary adverse impact on our ability to add financial services business to our U.K. group. While the FSA has now confirmed that it has released us from this undertaking, no assurance can be given that the FSA or any other regulatory body would not institute a similar limitation in the future.

In both of our business segments, any future growth will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these acquisitions. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses, which include severance, lease termination and transaction and deferred financing costs, among others. The success of these acquisitions will also be determined in part by the ongoing performance of the acquired companies and the acceptance of acquired employees of our partnership compensation structure and other variables which may be different from the existing industry standard or practices at the acquired companies.

Management will need to successfully manage the integration of recent acquisitions and future growth effectively. The integration and additional growth may place a significant strain upon our management, administrative, operational and financial infrastructure. In addition, there can be no assurance that such acquisitions will be accretive or generate operating margins. Our ability to grow also depends upon our ability to successfully hire, train, supervise and manage additional employees, expand our systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressure on our management, administrative and operational personnel as well as our financial infrastructure. Additionally, managing future growth may be difficult due to our new geographic locations and business lines. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the integration of recent acquisitions and future growth effectively could have a material adverse effect on our business, financial condition, results of operations, and prospects.

As a result of these risks and challenges, we may not realize any anticipated benefits from strategic alliances, acquisitions, joint ventures or new hires, and such strategic alliances, acquisitions, joint ventures or new hires may in fact materially adversely affect our businesses, financial condition, results of operations and prospects. In addition, future strategic alliances, acquisitions or joint ventures or the hiring of new personnel may involve the issuance of additional shares of our Class A common stock or limited partnership units, which may dilute existing stockholders or may involve litigation.

Liquidity, Funding and Indebtedness

Liquidity is essential to our businesses, and insufficient liquidity could have an adverse effect on our businesses, financial condition, results of operations and prospects.

Liquidity is essential to our businesses. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business, and perceived liquidity issues may affect our customers and counterparties’ willingness to engage in transactions with us in both of our operating segments. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading customers, third parties or us.

Our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access secured lending markets, has in the past been and could in the future be adversely affected by conditions in the U.S. and international economy and markets. For example, the disruption and volatility of global economic and market conditions during most of 2008 and 2009 reached unprecedented levels. Should such conditions return, our cost and availability of funding would be adversely affected by illiquid credit markets and wider credit spreads. To the extent we are not able to access the debt capital markets on acceptable terms in the future, we may seek to raise funding and capital through equity issuances or other means. Future turbulence in the U.S. and international economy and markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with each other or with us. Acquisitions and financial reporting obligations related thereto may impact our ability to access capital markets on a timely basis and may necessitate greater short-term borrowing in the interim, which in turn may adversely affect the interest rates on our debt and our credit rating.

Our funding base consists of longer-term capital (equity, notes payable and collateralized borrowings), shorter-term liabilities (including our credit facility to the extent drawn) and accruals that are a natural outgrowth of specific assets and/or our financial services business model, such as matched fails and accrued compensation. We generally have had limited need for short-term unsecured funding in our regulated broker-dealer businesses. We may, however, need to access short-term capital sources to meet business needs from time to time, including, but not limited to, financing acquisitions, conducting operations, hiring or retaining brokers, providing liquidity and funding fails, including in situations where we may not be able to access the capital markets in a timely manner when desired by us. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse and exchange margins and/or to fund fails. Current cash balances significantly exceed our unsecured bank borrowings and the amortization of our collateralized long-term debt. We have also entered into secured loan arrangements, which are repayable in consecutive monthly installments with the final payments due in December 2016. A significant portion of our cash is held in our largest regulated entities and we believe that cash in and available to these entities, inclusive of financing provided by clearing banks, is adequate for potential cash demands of normal operations such as margin or fail financing.

In our Real Estate Services segment, we generally have had limited need for short-term unsecured funding. We may, however, have need to access short-term capital sources in order to meet business needs from time to time, including, but not limited to, financing acquisitions, conducting operations or hiring or retaining real estate brokers. Our inability to secure such short-term capital may have an adverse impact on our Real Estate Services business.

We are leveraged, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations under our indebtedness.

Our indebtedness, which includes $112.5 million aggregate principal amount of 8.125% Senior Notes due 2042 (the “8.125% Senior Notes”), $150.0 million aggregate principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”), $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes” and together with the 8.75% Convertible Notes, the “Convertible Notes”) and amounts drawn under our credit facility, have important consequences, including:

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

In our financial services business, we are dependent upon the availability of adequate funding and sufficient regulatory capital and clearing margin. Clearing margin is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third-party clearing organizations in support of our obligations under contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds and capital contributions by limited partners of Cantor. We have also relied on Cantor’s support to clear our transactions in U.S. Treasury and U.S. government agency products under the clearing agreement we entered into with Cantor in November 2008 (the “Clearing Agreement”). Because each of BGC U.S. and BGC Global is expected to distribute, on a quarterly basis, all of its net income to its limited partners, we may not have sufficient internally generated funds and may need to ease this policy or raise additional funds. If for any reason we need to raise additional funds, including in order to meet increased regulatory capital requirements and/or increased clearing margin requirements arising from growth in our brokerage businesses, to complete acquisitions or otherwise, we may not be able to obtain additional financing when needed. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our businesses, take advantage of future growth opportunities or respond to competitive pressure or unanticipated requirements.

We may incur substantially more debt or take other actions which would intensify the risks discussed herein.

We may incur substantial additional debt in the future, some of which may be secured debt. Although the terms of our credit facility contain certain financial covenants, under certain circumstances the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition, we are not restricted under the terms of the indentures governing our 8.125% Senior Notes and Convertible Notes from incurring additional debt, securing existing or future debt (with certain exceptions, including to the extent already secured), recapitalizing our debt or taking a number of other actions that are not limited by the terms of our debt instruments that could have the effect of diminishing our ability to make payments on our debt when due.

We may not have the funds necessary to purchase the Convertible Notes upon a fundamental change or the 8.125% Senior Notes upon a change of control triggering event as required by the indentures governing these notes.

Holders may require us to purchase their Convertible Notes for cash upon a fundamental change as described in the indentures governing the Convertible Notes. In addition, upon the occurrence of a “change of control triggering event” (as defined in the indenture governing the 8.125% Senior Notes), unless we have exercised our right to redeem such notes, holders of the 8.125% Senior Notes will have the right to require us to repurchase all or any part of their notes at a price in cash equal to 101% of the then outstanding aggregate principal amount of the 8.125% Senior Notes repurchased plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient financial resources, or would be able to arrange financing, to pay in cash the fundamental change purchase price in full for the Convertible Notes surrendered by the holders or to repurchase the 8.125% Senior Notes upon a “change of control triggering event.” A fundamental change may also constitute an event of default and result in the effective acceleration of the maturity of our then-existing indebtedness. Furthermore, our failure to repurchase the 8.125% Senior Notes as required under the indenture governing the 8.125% Senior Notes would result in a default under that indenture, which could result in defaults under agreements governing any of our other indebtedness.

In addition, the terms of any then-existing credit facilities and financing agreements may limit our ability to pay any fundamental change purchase price. Failure by us to purchase the Convertible Notes when required will result in an event of default with respect to the notes.

The fundamental change provisions in our Convertible Notes and the requirement to offer to repurchase the 8.125% Senior Notes upon a “change of control triggering event” may delay or prevent an otherwise beneficial takeover attempt of us.

The fundamental change purchase rights in the indentures governing the Convertible Notes, which will allow noteholders to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change, as defined in such indentures, and the provisions requiring an increase in the conversion rate for conversions in connection with make-whole fundamental changes may in certain circumstances delay or prevent a takeover of us and the removal of our incumbent management that might otherwise be beneficial to holders of our Class A common stock. In addition, the requirement to offer to repurchase the 8.125% Senior Notes upon a “change of control triggering event” may in certain circumstances delay or prevent a takeover of us and/or the removal of incumbent management that might otherwise be beneficial to investors.

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

In lieu of delivery of shares of our Class A common stock in satisfaction of our obligation upon conversion of the 4.50% Convertible Notes, we may settle the notes surrendered for conversion entirely in cash or in a combination of cash and shares of our Class A common stock. This feature of the 4.50% Convertible Notes may result in noteholders receiving no shares upon conversion or fewer shares relative to the conversion value of the notes, but could reduce our liquidity if we pay the conversion price in whole or in part in cash.

The accounting method for certain convertible debt securities, such as the 4.50% Convertible Notes, could have a material adverse effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board issued accounting guidance for convertible debt that may be settled in cash upon conversion. Under this accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments, such as the 4.50% Convertible Notes, that may be settled in cash or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The guidance requires the fair value of the conversion option of the 4.50% Convertible Notes to be reported as a component of stockholders’ equity and included in additional paid-in capital on our consolidated statements of financial condition. The value of the conversion option of the 4.50% Convertible Notes has been reported as a discount to the notes. We will report lower net income in our financial results because interest will include both the current period’s amortization of the debt discount (non-cash interest) and the instrument’s cash interest.

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

Many companies in the computer and financial services industries own large numbers of patents, copyrights, and trademarks and sometimes file lawsuits based on allegations of infringement or other violations of intellectual property rights. In addition, over the past several years there has been a proliferation of “business method patents” applicable to these industries. There has also been a substantial increase in the number of such patent applications filed. Under current law, U.S. patent applications remain secret for 18 months or, in some cases, until a patent is issued. Because of technological changes in these industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe existing patents or intellectual property rights of others. Although we have taken steps to protect ourselves, there can be no assurance that we will be aware of all patents, copyrights or trademarks that may pose a risk of infringement by our products and services. Generally, it is not economically practicable to determine in advance whether our products or services may infringe the present or future rights of others.

Accordingly, we may face claims of infringement or other violations of intellectual property rights that could interfere with our ability to use intellectual property or technology that is material to our businesses. For example, we have been subject to ongoing claims by Trading Technologies International, Inc. In addition, restrictions on the distribution of some of the market data generated by our brokerage desks could limit the comprehensiveness and quality of the data we are able to distribute or sell. The number of such third-party claims may grow. Our technologies may not be able to withstand such third-party claims or rights against their use.

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

IT/Systems Risks

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

We may experience additional systems failures in the future from power or telecommunications failures, acts of God or war, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, cyber attacks, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by customer error or misuse of our systems, could damage our reputation, business and brand name.

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

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology to maintain the confidentiality, integrity and availability of our and our clients’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external actors such as governments, organized crime and hackers, third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from within us. Given the high volume of transactions, certain errors may be repeated or compounded before they are discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on or breach of our operational systems, data or infrastructure.

If one or more of these events or malicious attacks occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’, operations, which could result in reputational damage, financial losses, regulatory penalties and/or client dissatisfaction or loss.

Key Personnel and Senior Management

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

Howard W. Lutnick, who serves as our Chief Executive Officer and Chairman, is also the Chairman of the Board, President and Chief Executive Officer of Cantor and President of Cantor Fitzgerald Group Management, Inc. (“CFGM”). Stephen M. Merkel, who serves as our Executive Vice President, General Counsel and Secretary, is employed as Executive Managing Director, General Counsel and Secretary of Cantor. In addition, Messrs. Lutnick and Merkel also hold offices at various other affiliates of Cantor. These two key employees are not subject to employment agreements with us or any of our subsidiaries.

Currently Mr. Lutnick and Mr. Merkel each spend approximately 50% of their time on our matters, although these percentages may vary depending on business developments at us or Cantor or any of our or Cantor’s affiliates. As a result, these key employees dedicate only a portion of their professional efforts to our business and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or Cantor. These two key employees may not be able to dedicate adequate time to our business and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

The BGC Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of BGC Holdings, may not prevent our key employees, including Messrs. Lutnick and Merkel, who as Cantor partners are not subject to these provisions in the BGC Holdings limited partnership agreement, from resigning or competing against us. In addition, our success in the Financial Services segment has largely been dependent on the efforts of Messrs. Lutnick and our President, Shaun Lynn, and other executive officers and former executive officers. In the Real Estate Services segment, our success has similarly been dependent on efforts by Mr. Lutnick in connection with acquisitions and on an ongoing basis by officers and other key employees, including some who have been hired in connection with these acquisitions. Should Mr. Lutnick leave or otherwise become unavailable to render services to us, control of us would likely pass to Cantor, and indirectly pass to the then-controlling stockholder of CFGM (which is Mr. Lutnick), Cantor’s managing general partner, or to such other managing general partner as CFGM would appoint, and as a result control could remain with Mr. Lutnick. If any of our key employees in our Financial Services or Real Estate Services segments were to join an existing competitor, form a competing company, offer services to Cantor that compete with our services or otherwise leave us, some of our customers could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

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

Seasonality

The financial services and commercial real estate services markets in which we operate are generally affected by seasonality which could have a material adverse effect on our results of operations in a given period.

Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year due to a general slowdown in the business environment around holiday seasons, and, therefore, our transaction volume levels may decrease during those periods. The timing of local holidays also affects transaction volume.

With respect to the commercial real estate industry, revenue and profits are generally higher in the fourth quarter of each year and lower in the first quarter. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and because certain expenses are constant through the year. While the seasonality in these two segments may be offsetting, these factors could have a material effect on our results of operations in any given period.

The seasonality of our businesses makes it difficult to determine during the course of the year whether planned results will be achieved, and thus to adjust to changes in expectations. To the extent that we are not able to identify and adjust for changes in expectations or we are confronted with negative conditions that inordinately impact seasonal norms, our business, financial condition, results of operations and prospects could be adversely affected.

Natural Disasters

Hurricane Sandy and similar events may have a negative impact on our businesses.

In October 2012, the mid-Atlantic and Northeast regions of the U.S., including the New York City metropolitan area, were affected by damage caused by Hurricane Sandy. A building in which we lease office space for our financial services brokerage operations located in Lower Manhattan was deemed by the building’s landlord to be uninhabitable. As a result, our brokers and other personnel were displaced and temporarily relocated to our midtown Manhattan offices and other locations. In addition, the devastation wrought by Hurricane Sandy adversely affected the results of both our Financial Services and Real Estate Services segments. Some commercial real estate transactions were cancelled or delayed in areas impacted by the storm, while many of our financial services brokers, their customers, and their customers’ customers faced challenging conditions for much of the quarter due to Hurricane Sandy.

We maintain insurance for property damage and business interruption, subject to deductibles. Although the extent of the damage and its impact on us cannot be quantified at this time, no assurance can be given that our business, financial condition, results of operations and prospects with respect to our businesses will not be negatively affected by the business interruption associated with the damage caused by Hurricane Sandy or by similar events in the future.

RISKS RELATED TO OUR FINANCIAL SERVICES SEGMENT

General Financial Services Market Conditions

Consolidation and concentration of market share in the banking, brokerage, exchange and financial services industries could materially adversely affect our businesses, financial condition, results of operations and prospects because we may not be able to compete successfully.

In recent years, there has been substantial consolidation and convergence among companies in the banking, brokerage, exchange and financial services industries, resulting in increasingly large existing and potential competitors, and increased concentration among markets dominated by some of our largest customers. Consolidation has occurred among our broker-dealer customers, largely as a result of the 2008-2009 global financial crisis. For example, Washington Mutual and Bear Stearns were acquired by J.P. Morgan Chase; Lehman Brothers Holdings Inc. declared bankruptcy and its investment banking operations were largely absorbed by Barclays in the U.S. and by Nomura elsewhere; Bank of America Corp. acquired Merrill Lynch & Co., Inc. and Countrywide Financial; and Wells Fargo acquired Wachovia. More recently, Jefferies acquired the commodity trading business of Prudential Financial, and Getco agreed to acquire Knight Capital.

In addition, some of our large broker-dealer customers, such as UBS and The Royal Bank of Scotland, have announced plans to reduce their sales and trading business in fixed income, currency, and commodities. The combination of this consolidation and the reduction of large customers from certain businesses may lead to increased concentration among our broker-dealer customers, which may reduce our ability to negotiate pricing and other matters with our customers.

We also face existing and potential competition from large exchanges, which seek or may seek to migrate trading from the inter-dealer market to their own. Consolidation is occurring in this area as well. In the last twelve months, Hong Kong Exchange and Clearing Limited acquired the London Metal Exchange while ICE announced plans to acquire NYSE Euronext. Consolidation among exchanges may increase their financial resources and ability to compete with us.

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

Actions taken by central banks in major global economies may have a negative impact on our businesses.

In recent years, policies undertaken by certain central banks, such as the U.S. Federal Reserve, the European Central Bank, and the Bank of England, have involved quantitative easing or the buying and selling of currencies in the foreign exchange market. Quantitative easing involves open market transactions by monetary authorities to stimulate economic activity through the purchase of assets of longer maturity than short-term government bonds and has the effect of lowering interest rates further out on the yield curve.

For example, as of January 25, 2013, the U.S. Federal Reserve held close to $2.4 trillion worth of long-dated U.S. Treasury and Federal Agency securities which are not being traded or hedged. This has reduced volatility and volumes for listed and OTC interest rate products in the U.S. The Federal Reserve plans on purchasing at least another $85 billion per month of longer-dated assets until national U.S. unemployment is reduced.

Similarly, global FX volumes were muted in 2012, largely because certain major central banks, such as those in Japan and Switzerland, intervened to keep global currencies from appreciating, and because low interest rates (themselves partially a result of quantitative easing) in most major economies make carry-trade strategies less appealing for FX market participants.

These central banking policies may adversely affect our business, particularly our rates and FX operations. We have no assurance that such policies will abate or end during the next year.

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

Many aspects of our businesses, like those of other financial intermediary firms, are subject to significant capital requirements. In the U.S., the SEC, FINRA and various other regulatory bodies (including the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association (the “NFA”)) have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of the broker-dealer’s activities. We currently operate two U.S.-registered broker-dealers. In addition, we hold a 49% limited partnership interest in Aqua Securities, L.P., a U.S. registered broker-dealer. These broker-dealers are subject to SEC, FINRA, CFTC and NFA net capital requirements.

Our international operations are also subject to capital requirements. BGC Brokers L.P. and BGC European Holdings, L.P. are currently subject to capital requirements established by the FSA, the statutory regulator for the U.K. financial services industry. The FSA applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital and liquidity requirements enforced by the FSA are undergoing significant change in response to the current regulatory landscapes, and our U.K. businesses are being required to maintain significantly higher regulatory levels of capital than they have in the past.

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

We expect to continue to maintain levels of capital in excess of regulatory minimums. Should we fail to maintain the required capital, we may be required to reduce some of our operations or suspend our broker-dealer operations during the period that we are not in compliance with capital requirements, and may be subject to suspension or revocation of registration or withdrawal of authorization or other disciplinary action from domestic and international regulators, which would have a material adverse effect on us. In addition, should we fail to maintain the capital required by clearing organizations of which we are a member, our ability to clear through those clearing organizations may be impaired, which may adversely affect our ability to process trades. If the capital rules are changed or expanded, or if there is an unusually large charge against capital, our operations that require the intensive use of capital would be limited. Our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which, in turn, could limit our ability to pay dividends on our Class A common stock, and distributions on our BGC Holdings limited partnership interests, repay debt and repurchase shares of our Class A common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, and pursue strategic acquisitions or other growth opportunities. In addition, we may become subject to capital requirements in other foreign jurisdictions in which we currently operate or in which we may enter. We cannot predict our future capital needs or our ability to obtain additional financing. No assurance can be given that capital levels will remain stable or that we will not incur substantial expenses in connection with maintaining current or increased capital levels or engaging in business restructurings or other activities in response to these requirements.

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

Changes in legislation and in the rules and regulations promulgated by the SEC, the CFTC, the U.S. Treasury, the FSA and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of broker-dealers and could result in restrictions in the way we conduct our business. For example, the U.S. Congress, the U.S. Treasury, the Board of Governors of the Federal Reserve System and the SEC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. markets. In Europe, the implementation of MiFID in November 2007 involved wide-ranging changes to European financial services regulation. Future legislation and/or regulation, for example resulting from the review of MiFID that is currently underway, and uncertainties resulting from the possibility of legislation and/or regulation, could adversely impact our business. Failure to comply with any of these laws, rules or regulations could result in fines, restrictions or limitations on business activity, suspension or expulsion from the industry, any of which could have a material adverse effect upon us. Changes in tax laws, such as the bank payroll taxes introduced in the U.K. and France at the end of 2009, could have a material adverse effect on our compensation policies or businesses, financial condition, results of operations and prospects. Further, new rules and regulations proposed, or which may be proposed, by the U.S. President and his administration could have a significant impact on us.

For example, in light of recent events in the U.S. and global financial markets and economy, regulators and legislators in the U.S. and EU continue to craft new laws and regulations for the global OTC derivatives markets, including the Dodd-Frank Act that became law in July 2010. In September 2010, the European Commission released a draft proposal for a similar set of rules to cover the EU. See “Business – Regulation.” The SEC, the CFTC and the European Commission are still in the process of finalizing rules for the implementation of these requirements. There can be no guarantee that the final rules will not negatively impact our volumes or revenues or fundamentally alter the historical relationship between OTC wholesale brokers and our clients, which may have an adverse effect on us. See “Business—Regulation”.

Other regulatory initiatives include Basel III (or the Third Basel Accord), a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk scheduled to be introduced by bank regulators in most, if not all, of the world’s major economies between 2013 and 2019. See “Business – Regulation.” The adoption of these proposed rules could restrict the ability of our large bank and broker-dealer customers to raise additional capital and liquidity. As a result, their business, results of operations, financial condition or prospects could be adversely affected, if they are unable or unwilling to do so, which might cause them to do less business. Such potential impact could adversely affect the revenues and profitability of our Financial Services segment.

In the U.K., the FSA has implemented far-reaching reform rules, designed to enhance firms’ liquidity risk management practices, based on the lessons learned since the start of the recent credit crisis as well as a regulatory model with a clear internal separation of conduct of business and prudential regulation. See “Business—Regulation.”

Further, the authorities of certain EU countries may from time to time institute changes to tax law that, if applicable to us, could have a material adverse effect on our businesses, financial condition, results of operations and prospects. Similarly, the current U.S. administration has proposed a series of changes to U.S. tax law, some of which could apply to us. It is not possible to predict if any of these new provisions will be enacted or, if they are, what form they may take. It is possible that one or more of such provisions could negatively impact our costs and our effective tax rate, which would affect our after-tax earnings. If any of such changes to tax law were implemented and/or deemed to apply to us, they could have a material adverse effect on our businesses, financial condition, results of operations and prospects, including on our ability to attract and retain executives and brokers.

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

Firms in the financial services industry, including our businesses, have experienced increased scrutiny in recent years, and penalties and fines sought by regulatory authorities, including the SEC, the CFTC, FINRA, state securities commissions, state attorneys general and the FSA, and other international regulators, have increased accordingly. This trend toward a heightened regulatory and enforcement environment can be expected to continue for the foreseeable future, and this environment may create uncertainty.

Our businesses are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to bring enforcement actions and to conduct administrative proceedings and examinations, inspections, and investigations, which may result in costs, fines, penalties, enhanced oversight, additional requirements, restrictions, or limitations, and censure, suspension, or expulsion. Self-regulatory organizations such as FINRA and the NFA, along with statutory bodies such as the SEC, the CFTC and the FSA, and other international regulators, require strict compliance with their rules and regulations.

From time to time, we have been and are subject to periodic examinations, inspections and investigations, including the FSA’s periodic risk assessment and related reviews of our U.K. group in 2011 and 2012. During 2012, we conducted a risk mitigation program pursuant to which we took various steps relating to liquidity and capital levels, risk policies and procedures, contingency planning and other measures and agreed to a prior temporary, voluntary limitation, which has since ended, on acquisition of new businesses or business lines regulated by the FSA. These activities have resulted, and may in the future result, in significant costs and possible disciplinary actions by the SEC, the CFTC, the FSA, self-regulatory organizations and state securities administrators and have impacted, and may impact in the future, our acquisitions of regulated businesses or entry into new business lines. See “Business—Regulation—U.K. and European Regulation.”

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

Many aspects of our businesses involve substantial risks of liability and, in the normal course of business, we have been a party to investigations, administrative proceedings, lawsuits, arbitrations and other actions involving primarily claims for damages. Examinations, inspections, regulatory inquiries and subpoenas or other requests for information or testimony may cause us to incur significant expenses, including fees for legal representation and other professional advisors and costs associated with document production and remediation efforts. Such regulatory or other actions may also be directed at certain executives or individuals who may be critical to our business or to a particular brokerage desk. The risks associated with such matters often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. The expansion of our business, including into new areas, imposes additional risks of liability. A settlement of, or judgment related to, any such matters could result in civil or criminal liability, fines, restrictions or limitations on our operations and activities and other sanctions and could otherwise have a material adverse effect on our businesses, results of operations, financial condition and prospects. Any such action could also cause us significant reputational harm, which, in turn, could seriously harm us. In addition, regardless of the outcome of such matters, we may incur significant legal and other costs, including substantial management time, dealing with such matters, even if we are not a party to the litigation or a target of the inquiry.

In our Financial Services segment, we depend to a large extent on our relationships with our customers and our reputation for integrity and high-caliber professional services to attract and retain customers. As a result, if our customers are not satisfied with our services, such dissatisfaction may be more damaging to our financial services businesses than to other types of businesses. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our businesses, financial condition, results of operations and prospects, or cause significant reputational damage to us, which could seriously harm us.

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

In addition, recruitment and retention of qualified brokers could result in substantial additional costs. We have been and are currently a party to, or otherwise involved in, several lawsuits and arbitrations involving competitor claims in connection with employee hires and/or departures. We may also pursue our rights through litigation when competitors hire our employees who are under contract with us. We believe such proceedings are common in the industry due to its highly competitive nature. An adverse settlement or judgment related to these or similar types of claims could have a material adverse effect on our businesses, financial condition, results of operations and prospects. Regardless of the outcome of these claims, we generally incur significant costs and substantial management time in dealing with them.

If we fail to attract new personnel, or fail to retain and motivate our current personnel, or if we incur increased costs or restrictions associated with attracting and retaining personnel (such as lawsuits, arbitrations, sign-on or guaranteed bonuses or forgivable loans), our businesses, financial condition, results of operations and prospects could be materially adversely affected.

We face strong competition from brokerages, broker-dealers, financial services firms, and exchanges, many of which have greater market presence, marketing capabilities and financial, technological and personnel resources than we have, which could lead to pricing pressures that could adversely impact our revenues and as a result could materially adversely affect our businesses, financial condition, results of operations or prospects.

The financial services industry is intensely competitive, and is expected to remain so. In our Financial Services segment, we primarily compete with four major, diversified inter-dealer brokers and financial intermediaries. These inter-dealer brokers are ICAP plc, Tullett Prebon plc, GFI Group Inc. and Compagnie Financière Tradition (which is majority owned by Viel & Cie), all of which are currently publicly traded companies. Other inter-dealer broker and financial intermediary competitors include a number of smaller, private firms that tend to specialize in specific product areas or geographies.

We also compete with companies that provide alternative products, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and stock exchange markets for corporate equities and other securities. We increasingly compete with exchanges for the execution of trades in certain products, mainly in derivatives such as futures, swaps, options and options on futures. Certain exchanges have made and will likely continue to make attempts to move certain OTC-traded products to exchange-based execution. We also compete with consortia, such as those operated by Tradeweb, which are created or funded from time to time by banks, broker-dealers and other companies involved in financial services, such as

Thomson Reuters Corporation, to compete in various markets with exchanges and inter-dealer brokers. In addition, financial data firms such as Thomson Reuters Corporation and Bloomberg L.P. operate trading platforms for both OTC and listed products, and may attempt to compete with us for trade execution in the future.

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

Competition for financial brokerage transactions also has resulted in substantial commission discounting by brokers that compete with us for our brokerage business. Further discounting could adversely impact our revenues and margins and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

Our operations also include the sale of pricing and transactional information produced by our brokerage operations to securities information processors and/or vendors. There is a high degree of competition in pricing and transaction reporting products and services, and such businesses may become more competitive in the future. Competitors and customers of our financial brokerage businesses have together and individually offered market information services in competition with those offered and expected to be offered by us.

International Operations Risks

We are generally subject to various risks inherent in doing business in the international securities markets, in addition to those unique to the regulated brokerage industry, and any failure to identify and manage those risks could adversely affect our businesses, financial condition, results of operations and prospects.

We currently provide services and products to customers in many foreign countries and we may seek to further expand our operations. On a consolidated basis, revenues from foreign countries were $967.0 million or 54.7% of total revenues in this segment for the year ended December 31, 2012. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws and regulations in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. If we are unable to manage any of these risks effectively, our businesses could be adversely affected.

There are also certain additional political, economic, legal, operational and other risks inherent in doing business in international securities markets, particularly in the regulated brokerage industry. These risks include:

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

New Financial Services Opportunities

If we are unable to identify and exploit new market opportunities, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

As more participants enter the financial markets in which we operate, the resulting competition often leads to lower commissions. This may result in a decrease in revenues in a particular market even if the volume of trades we handle in that market increases. As a result, our strategy is to broker more trades and increase market share in existing markets and to seek out new markets in which we believe we can charge higher commissions. Pursuing this strategy may require significant management attention and broker expense. We may not be able to attract new customers or successfully enter new markets. If we are unable to identify and exploit new market opportunities on a timely and cost-effective basis, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

Credit Risk

Defaults by Cantor or another large financial institution could adversely affect us or financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. For example, we rely on Cantor as our clearing agent under the Clearing Agreement for certain securities transactions, primarily U.S. government securities, while we self-clear certain other products. A default by one of our customers could lead to liquidity concerns in our business and further, to the extent that Cantor or another entity that clears for us has difficulty meeting capital requirements or otherwise meeting its obligations, we may need to provide our own liquidity.

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

Our financial services activities are subject to credit and performance risks, which could result in us incurring significant losses and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

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

Declines in the financial markets have also led to the exposure of several cases of financial fraud. If we were to have trading activity on an agency or principal basis with an entity engaged in defrauding investors or counterparties, we could bear the risk that the counterparty would not have the financial resources to meet their obligations, resulting in a credit loss. Similarly, we may engage in financial transactions with third parties that have been victims of financial fraud which may not have the financial resources to meet their obligations to us.

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

In emerging market countries, we primarily conduct our financial services business on an agency and matched principal basis, where the risk of counterparty default, inconvertibility events and sovereign default is greater than in more developed countries.

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

Concentration and Market Risk

Our businesses are geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Historically, our financial services operations have been substantially located in the U.K. and the U.S. While we are expanding our financial services business to new geographies, we are still highly concentrated in these geographies. Because we derived approximately 33.6% and approximately 45.3%, respectively, of our total revenues on a consolidated basis for the year ended December 31, 2012 from our operations in the U.K. and the U.S., respectively, our businesses are exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. Moreover, due to the concentration of our businesses in these geographies, our businesses are less diversified and, accordingly, are subject to greater regional risks than some of our competitors.

Our financial services businesses are substantially concentrated on rates products and could be significantly affected by any downturn or negative fluctuations in the rates product market.

We offer our financial services in four broad product categories: rates, credit, foreign exchange and equity and other asset classes. However, our financial services brokerage revenues are substantially derived from our rates products, which accounted for approximately 45.1% of our total financial services brokerage revenues on a consolidated basis for the year ended December 31, 2012. While we focus on expanding and diversifying our product offerings, we are currently exposed to any adverse change or condition affecting the rates product market. Accordingly, the concentration of our businesses on rates products subjects our results to a greater market risk than if we had more diversified product offerings.

Our financial services revenues and profitability could be reduced or otherwise adversely affected by pricing plans relating to commissions and fees on our trading platform.

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

For the year ended December 31, 2012 and on a consolidated basis our top 10 financial services customers, collectively, accounted for approximately 30.5% of our total revenues. We have limited long-term contracts with these customers. If we were to lose one or more of these significant customers for any reason, including the recent consolidation in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our businesses, financial condition, results of operations and prospects would suffer.

We have market risk exposure from unmatched principal transactions entered into by some of our desks, which could result in losses and have a disproportionate effect on our revenues, financial condition, results of operations, and prospects for any particular reporting period. In addition, financial fraud or unauthorized trading activity could also impact our revenues, financial condition, results of operations or prospects.

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

All trades executed on the eSpeed platform settle for clearing purposes against CF&Co and affiliates of Cantor. CF&Co is a member of FINRA and the FICC. We, CF&Co and other of Cantor’s and our affiliates participate in U.S. Treasuries as well as other markets by posting quotations for their account and by acting as principal on trades with platform users. Such activity is intended, among other things, to assist us, CF&Co, Cantor and our affiliates in managing their proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

From a risk management perspective, we monitor risk on an end-of-day basis, and desk managers generally monitor such exposure on a continuous basis. Any unmatched positions are intended to be disposed of in the short term. However, due to a number of factors, including the nature of the position and access to the markets on which we trade, we may not be able to match the position or effectively hedge its exposure and often may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market. Adverse movements in the securities underlying these positions or a downturn or disruption in the markets for these positions could result in a loss. In the event of any unauthorized trading activity or financial fraud that is not detected by management, it is possible that these unmatched positions could be outstanding for a long period. Any principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our revenues, financial condition, results of operations and prospects for any particular reporting period.

Other General Financial Services Segment Risks

Our financial services business is global and exchange rate fluctuations and international market events impact our results.

Because our financial services business is global, we are exposed to risks associated with changes in foreign exchange rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of revenues and expenses, in particular with regard to British Pounds and Euros. In addition, changes in the remeasurement of our foreign currency denominated net assets are recorded as part of our results of operations and fluctuate with changes in foreign currency rates. Furthermore, our businesses and revenues derived from non-U.S. operations are subject to risk of loss from social or political instability, changes in government policies or policies of central banks, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets and unfavorable legislative and political developments in such non-U.S. jurisdictions. Revenues from the trading on non-U.S. securities may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be magnified because generally non-U.S. trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets. We monitor the net exposure in foreign currencies and markets on a daily basis and hedge our exposure as deemed appropriate with highly rated major financial institutions. However, potential movements in the U.S. dollar against other currencies in which we earn revenues, in addition to international socioeconomic and geopolitical instability, could also adversely affect our financial results.

Employee misconduct or error could harm us by impairing our ability to attract and retain customers and subjecting us to significant financial losses, legal liability, regulatory sanctions and reputational harm; moreover, misconduct is difficult to detect and deter, and error is difficult to prevent.

Employee misconduct or error could subject us to financial losses, legal liability, and regulatory sanctions and could seriously harm our reputation and negatively affect us. Misconduct by employees could include engaging in improper or unauthorized transactions or activities, failing to properly supervise other employees or improperly using confidential information. Employee errors, including mistakes in executing, recording or processing transactions for customers, could cause us to enter into transactions that customers may disavow and refuse to settle, which could expose us to the risk of material losses even if the errors are detected and the transactions are unwound or reversed. If our customers are not able to settle their transactions on a timely basis, the time in which employee errors are detected may be increased and our risk of material loss could be increased. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms. It is not always possible to deter and detect employee misconduct or prevent error, and the precautions we take to deter and detect and prevent this activity may not be effective in all cases.

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

RISKS RELATED TO OUR REAL ESTATE SERVICES BUSINESS

General Real Estate Services Market Conditions

Negative economic conditions and real estate market conditions can have a material adverse effect on our commercial real estate services business, financial condition, results of operations and prospects.

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

Negative economic conditions and declines in the demand for real estate brokerage and related management services in several markets or in significant markets could also have a material adverse effect on our commercial real estate services business as a result of the following factors:

•

A general decline in acquisition, disposition or leasing activity can lead to a reduction in the fees and commissions we receive for arranging such transactions, as well as in fees and commissions we earn for arranging the financing for acquirers.

•

A general decline in the value and performance of real estate and in rental rates can lead to a reduction in management and leasing fees. Additionally, such declines can lead to a reduction in fees and commissions that are based on the value of, or revenue produced by, the properties with respect to which we provide services. This may include fees and commissions for appraisal and valuation, sales and leasing, and property management. A significant decline in real estate values in a given market has also generally tended to result in increased litigation and claims regarding advisory work done prior to the decline.

•

Cyclicality in the real estate markets may lead to cyclicality in our earnings and significant volatility for our commercial real estate business, which in recent years has been highly sensitive to market perception of the global economy generally and our industry specifically. Real estate markets are also thought to “lag” the broader economy. This means that even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the real estate markets.

Regulatory/Legal

We may have liabilities in connection with our commercial real estate services, appraisal and valuation and property and facilities management activities.

As a licensed real estate broker and provider of real estate valuation and appraisal services, we and our licensed employees and independent contractors that work for us are subject to statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our employees or independent contractors to litigation from parties who purchased, sold or leased properties that we brokered or managed. We could become subject to claims by participants in real estate sales, leasing transactions, as well as building owners and companies for whom we provide management services, claiming that we did not fulfill our statutory obligations as a broker. We could additionally become subject to claims made by clients for whom we provided appraisal and valuation services and/or third parties who perceive themselves as having been negatively affected by our appraisals and/or valuations.

In addition, in our property and facilities management businesses we hire and supervise third-party contractors to provide construction and engineering services for our managed properties. While our role is limited to that of a supervisor, we may be subject to claims for construction defects, negligent performance of work or other similar actions by third parties we do not control. Adverse outcomes of property and facilities management disputes or litigation could have a material adverse effect on our commercial real estate services business, financial condition, results of operations and prospects particularly if we have not limited the extent to which we may be liable in our contracts, or if our liabilities exceed the amounts of the insurance coverage procured and maintained by us. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as facilities manager, construction manager or project manager, even if we have technically disclaimed liability as a legal matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship.

Because we employ large numbers of building staff in facilities that we manage, we face risk in potential claims relating to employment injuries, termination and other employment matters.

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

Some of these litigation risks may be mitigated by any commercial insurance we maintain in amounts we believe are appropriate. However, in the event of a substantial loss, our insurance coverage and/or self-insurance reserve levels might not be sufficient to pay the full damages. Further, the value of otherwise valid claims we hold under insurance policies could become uncollectible in the event of the covering insurance company’s insolvency, although we seek to limit this risk by placing our commercial insurance only with highly-rated companies. Any of these events could negatively impact our business, financial condition, results of operations and prospects.

If we fail to comply with laws and regulations applicable to commercial real estate brokerage, valuation and appraisal and mortgage transactions and other real estate business lines, then we may incur significant financial penalties.

Due to the broad geographic scope of our operations and the real estate services performed, we are subject to numerous international, federal, state and local laws and regulations specific to the services performed. For example, the brokerage of real estate sales and leasing transactions and other related acts, requires us to maintain brokerage licenses in each state in which we conduct activities for which a real estate license is required. If we fail to maintain our licenses or conduct brokerage activities without a license or violate any of the regulations applicable to our licenses, then we may be required to pay fines (including treble damages in certain states) or be prevented from collecting commissions owed, be compelled to return commissions received or have our license(s) suspended or revoked. In addition, because the size and scope of real estate sales transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state licensing regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws and regulations applicable to our business lines also may change in ways that increase the costs of compliance. The failure to comply with both foreign and domestic regulations could result in significant financial penalties which could have a material adverse effect on our commercial real estate services business, financial condition, results of operations and prospects.

Environmental regulations may adversely impact our business and/or cause us to incur costs for cleanup of hazardous substances or wastes or other environmental liabilities.

Federal, state and local laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations which impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to some properties. A decrease or delay in such transactions may adversely affect the business, financial condition, results of operations and prospects of our Real Estate Services segment. In addition, a failure by us to disclose environmental concerns in connection with a real estate transaction may subject us to liability to a buyer/ seller or lessee/lessor of property.

In addition, in our role as property or facility manager, we could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes at properties we currently or formerly managed, or at off-site locations where wastes from such properties were disposed. Such liability can be imposed without regard for the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these laws may be joint and several, meaning that one liable party could be held responsible for all costs related to a contaminated site. We could also be subject to property damage or personal injury claims alleged to result from environmental contamination, or from asbestos-containing materials or lead-based paint present at the properties or facilities we manage. Insurance for such matters may not be available or sufficient.

Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase our costs of legal compliance and potentially subject us to violations or claims. More stringent enforcement of existing regulations, could cause us to incur significant costs in the future, and/or adversely impact our commercial real estate brokerage and management services business.

We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation, allegations and negative publicity.

We and our licensed employees are subject to regulatory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our employees to litigation. We depend on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain clients across our overall business. As a result, allegations by private litigants or regulators of conflicts of interest or improper conduct by us, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us or our investment activities, whether or not valid, may harm our reputation and damage our business prospects. In addition, if any lawsuits were brought against us and resulted in a finding of substantial legal liability, it could materially, adversely affect our business, financial condition, results of operations or prospects, or cause significant reputational harm to us.

Competition/Retention

We operate in a highly competitive commercial real estate services business with numerous competitors, some of which may have greater financial and operational resources than we do.

We compete in a variety of service disciplines within the commercial real estate industry. Each of these business areas is highly competitive on an international and national as well as on a regional and local level. We face competition not only from other national real estate service providers, but also from global real estate service providers, boutique real estate advisory firms, consulting and appraisal firms. Depending on the product or service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. We are also subject to competition from other large national firms and from multi-national firms that have similar service competencies. Although many of our competitors are local or regional firms that are substantially smaller than we are, some of our competitors are substantially larger than us on a local, regional, national or international basis and have similar service competencies to ours, including CBRE Group, Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield and Colliers International. In addition, specialized firms like HFF, Inc. and Eastdil Secured, LLC compete with us in certain areas.

In general, there can no assurance that we will be able to continue to compete effectively with respect to any of our business lines or on an overall basis, or to maintain current fee levels or margins, or maintain or increase our market share.

International Market Risk

We are expanding our commercial real estate services business to include international operations so that we may be more competitive, but in doing so we could subject ourselves to social, political and economic risks of doing business in foreign countries.

Although we do not currently conduct significant commercial real estate services business outside the United States, we are expanding our international operations so that we may be more competitive. There can be no assurances that we will be able to successfully expand our business in international markets. Current global economic conditions may limit or delay our ability to expand our business into international markets or make such expansion less economically feasible. As we expand into international markets, circumstances and developments related to international operations that could negatively affect our business, financial condition, results of operations or prospects include, but are not limited to, the following factors:

•	Lack of substantial experience operating in international markets;

•	Lack of recognition of the Newmark Grubb Knight Frank brand name in some international markets;

•	Difficulties and costs of staffing and managing international operations;

•	Currency restrictions, which may prevent the transfer of capital and profits to the United States;

•	Diverse foreign currency fluctuations;

•	Changes in regulatory requirements;

•	Potentially adverse tax consequences;

•	The responsibility of complying with multiple and potentially conflicting laws;

•	The impact of regional or country-specific business cycles and economic stability;

•	The geographic, time zone, language and cultural differences among personnel in different areas of the world;

•	Political instability; and

•	Foreign ownership restrictions with respect to operations in certain countries.

These or other factors may negatively impact our expansion of the commercial real estate services business to include international operations, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Disruptions to Infrastructure May Adversely Affect Our Business

Our ability to conduct a commercial real estate services business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located.

We may encounter disruptions involving electrical, communications, transportation or other services used by us or by third parties with which we conduct business. It may also include disruptions as the result of natural disasters such as hurricanes, earthquakes and floods, political instability, general labor strikes or turmoil or terrorist attacks. These disruptions may occur, for example, as a result of events affecting only the buildings in which we operate (such as fires), or as a result of events with a broader impact on the cities where those buildings are located. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

The infrastructure disruptions we describe above may also disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients. The buildings we manage for clients, which include some of the world’s largest office properties and retail centers, are used by numerous people daily. As a result, fires, earthquakes, floods, other natural disasters, defects and terrorist attacks can result in significant loss of life, and, to the extent we are held to have been negligent in connection with our management of the affected properties, we could incur significant financial liabilities and reputational harm.

The occurrence of natural disasters and terrorist attacks can also significantly increase the availability and/or cost of commercial insurance policies covering real estate, both for our own business and for those clients whose properties we manage and who may purchase their insurance through the insurance buying programs we make available to them.

There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Given that our staff is increasingly mobile and less reliant on physical presence in our offices, our disaster recovery plans increasingly rely on the availability of the Internet (including “cloud” technology) and mobile phone technology, so the disruption of those systems would likely affect our ability to recover promptly from a crisis situation. Additionally, our ability to foresee or mitigate the potential consequences to managed properties, and real estate generally, from the effects of climate change, may be limited.

Other General Real Estate Services Risks

If we experience difficulties in collecting accounts receivable or experience defaults by multiple clients or counterparties, it could adversely affect our business.

We face challenges in our ability to efficiently and/or effectively collect accounts receivable in certain geographies.

Any of our clients or other parties obligated to make payments to us may experience a downturn in their business that may weaken their results of operations and financial condition. As a result, a client or other party obligated to make payments to us may fail to make payments when due, become insolvent or declare bankruptcy. Any such bankruptcy or insolvency of any such party, or the failure to make payments when due, could result in material losses to our company. A bankruptcy of a client or other party obligated to make payments to us would delay or preclude full collection of amounts owed to us. Additionally, certain corporate services and property management client agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client or other party obligated to make payments to us were to file bankruptcy or otherwise fail, we may not be able to obtain reimbursement for those costs or for the severance obligations we would incur as a result of the loss of the client or other party obligated to make payments to us.

The bankruptcy or insolvency of a significant counterparty (which may include co-brokers, owners, landlords, lenders, insurance companies, hedging counterparties, service providers or other organizations with which we do business), or the failure of any significant counterparty to perform its contractual commitments, may result in disruption to our business or material losses to our company.

Additionally, the increasing weakness in the global economy put additional financial stress on clients and landlords, who sometimes are the parties that pay our commissions where we have placed a tenant representation client into their buildings. This in turn has negatively impacted our ability to collect our receivables fully or in a timely manner. We cannot be sure that the procedures we use to identify and rectify slowly paid receivables, and to protect ourselves against the insolvencies or bankruptcies of clients, landlords and other third parties with which we do business, which may involve placing liens on properties or litigating, will be effective in all cases.

We may not be able to replace independently-owned partner offices when affiliation agreements are terminated, which may decrease our scope of services and geographic reach.

As of December 31, 2012, we operated 113 owned and independently-owned partner offices throughout North America, of which 57 were owned and 56 were independently-owned partner offices. From time to time our affiliate arrangements may be terminated pursuant to the terms of the individual affiliation agreements. In 2012, our affiliate arrangements were terminated in a number of markets and in some cases we replaced such independently-owned partner offices with owned offices in lieu of entering into replacement affiliation arrangements. The opening of an owned office to replace an independently-owned partner office requires us to invest capital, which in some cases could be material to the business segment. In the event our affiliation relationships are terminated, we may lose our market coverage in such market if we do not enter into a replacement affiliation arrangement or open an owned office. There can be no assurance that if we lose additional independently-owned partner offices that we will be able to identify suitable replacement affiliates or fund the establishment of an owned office. Failure to maintain coverage in important geographic markets may negatively impact our operations, reputation, and affect our ability to attract and retain key employees and could have a material adverse effect on our business, financial condition, results of operations and prospects.

RISKS RELATED TO OUR CORPORATE AND CAPITAL STRUCTURE

Partnership Structure

Our partnership structure may adversely affect our ability to retain, recruit and motivate some employee partners.

While we believe that our partnership structure promotes retention and recruitment, some employee partners may be more attracted to the benefits of working at a privately controlled partnership, or at a public company with a different compensation structure than our own, which may adversely affect our ability to retain, recruit and motivate these persons. While BGC Holdings limited partnership interests entitle founding/working and other limited partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests, as described below), any such founding/working or other limited partners are, unless Cantor, in the case of the founding partners, and us, as the general partner of BGC Holdings, otherwise determine, only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account or post-termination amount, if any, and not any goodwill or going concern value of our business. Further, certain working partner units, such as PSUs and PSIs, have no right to a post-termination payment. Moreover, founding/working and other limited partners have no unilateral right to exchange their BGC Holdings limited partnership interests for shares of our Class A common stock.

The BGC Holdings limited partnership interests are also subject to redemption, and subject founding/working and other limited partners to non-competition and non-solicitation covenants, as well as other obligations. In addition, the exercise of Cantor’s right to purchase from BGC Holdings exchangeable limited partnership interests when founding/working partner units are redeemed by BGC Holdings will result in the share of distributions of income from the operations of our businesses on other outstanding BGC Holdings limited partnership interests, including those held by founding/working or other limited partners, to remain the same rather than increasing as would be the case if such interests were redeemed by BGC Holdings. In addition, any purchase of exchangeable limited partnership units by Cantor from BGC Holdings following Cantor’s decision to grant exchangeability on founding/working partner units will result in additional dilution.

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

•	business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities, including Cantor’s and our brokerage and financial services;

•	intellectual property matters;

•	business combinations involving us;

•	conflicts between our agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;

•	competition between our and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses;

•	the nature, quality and pricing of administrative services to be provided by Cantor and/or Tower Bridge; and

•	provision of clearing capital pursuant to the Clearing Agreement and potential and existing loan arrangements.

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

In addition, the service of officers or partners of Cantor as our executive officers and directors, and those persons’ ownership interests in and payments from Cantor and its affiliates, could create conflicts of interest when we and those directors or officers are faced with decisions that could have different implications for us and Cantor. See “—Risks Related to our Relationship with Cantor and its Affiliates.” Our ability to retain our key employees and the ability of certain key employees to devote adequate time to us are critical to the success of our businesses, and failure to do so may adversely affect our businesses, financial condition, results of operations and prospects.

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

The BGC Holdings limited partnership agreement contains similar provisions with respect to us and/or Cantor and each of our respective representatives, and the BGC U.S. and BGC Global limited partnership agreements contain similar provisions with respect to us and/or BGC Holdings and each of our respective representatives.

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

These related party relationships may from time to time subject us to litigation. For example, on March 9, 2012, a purported derivative action was filed alleging that certain related party transactions were unfair to the Company. See our discussion of legal proceedings contained in Note 17—“Commitments, Contingencies and Guarantees” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Risks Related to our Class A Common Stock

We are controlled by Cantor, which in turn controls its wholly-owned subsidiary, CF&Co, which is acting as our sales agent in our controlled equity offering. In addition, we have retained Cantor and its affiliates to provide us with additional investment banking services.

We are controlled by Cantor, which in turn controls its wholly-owned subsidiary, CF&Co, which acted as our sales agent pursuant to controlled equity offering sales agreements, entered into on various dates in 2010, 2011, and 2012, and most recently on December 12, 2012 (collectively, the “Sales Agreements”). Pursuant to the Sales Agreement entered into on December 12, 2012 (the “December 2012 Sales Agreement”), we may offer and sell up to an aggregate of 20 million shares of Class A common stock. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of us. Under these agreements, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As March 1, 2013, we have issued and sold an aggregate of approximately 36.0 million shares of our Class A common stock under the Sales Agreements. In addition, Cantor, CF&Co and their affiliates have provided investment banking services to us and our affiliates in the past and may be expected to do so in the future. They receive customary fees and commissions for these services. In addition, they may also receive brokerage services and market data and analytics products from us and our respective affiliates.

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

While our board of directors and Audit Committee will be involved with any future decision by us to terminate the Sales Agreements or to enter into new sales agreements with CF&Co, our management has been delegated the authority to determine, and to so instruct CF&Co with respect to, matters involving the manner, timing, number of shares, and minimum prices per share or proceeds for sales of our shares, or the suspension thereof, in our controlled equity offering pursuant to the Sales Agreements. Our management may be expected to consult with appropriate personnel from CF&Co in making such determinations, but given the overlap between our senior management and that of Cantor and its wholly-owned subsidiary, CF&Co, it may be expected that any joint determinations by our senior management and that of CF&Co with respect to our controlled equity offering will involve the same individuals. In making such joint determinations, our Audit Committee has instructed our senior management to act in the best interests of us and our stockholders. Nevertheless, in making such determinations, such individuals will not have the benefit of input from an independent investment banking firm that is able to make its own determinations with respect to our controlled equity offering, including, but not limited to, whether to suspend sales under the Sales Agreement or to terminate the Sales Agreements.

Purchasers, as well as existing stockholders, may experience significant dilution as a result of offerings of our shares of Class A common stock.

We currently have in place an effective equity shelf Registration Statement on Form S-3 (the “Form S-3 Registration Statement”) with respect to the issuance and sale of up to 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. As of March 1, 2013, we have issued and sold an aggregate of approximately 5.0 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the December 2012 Sales Agreement, with approximately 15.0 million shares of Class A common stock remaining to be sold under the December 2012 Sales Agreement. Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 1, 2013, we have issued an aggregate of 2,702,808 shares of Class A common stock under the Form S-4, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under our Dividend Reinvestment and Stock Purchase Plan. As of March 1, 2013, we have issued 87,764 shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

In selling shares of our Class A common stock under the Sales Agreements, we may determine to instruct CF&Co not to sell our shares at less than a minimum price per share designated by us. Alternatively, we may instruct CF&Co to sell our shares so as to seek to realize a designated minimum price per share for all shares sold over a designated time period, or so as to seek to raise a designated minimum dollar amount of gross proceeds from sales of all such shares over a designated time period. These approaches may result in some purchasers of our shares paying a significantly higher price per share than other purchasers, depending upon the number of shares sold, the market prices for our shares, and the liquidity and depth of our market. In particular, this could be the case near the end of any designated sales period, especially if we determine at that time to authorize CF&Co to seek to sell our shares in privately negotiated transactions at a discount to prevailing market prices.

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

We intend to use the net proceeds of the sale of shares of Class A common stock under the Sales Agreements, and may use the net proceeds from future offerings, for general corporate purposes, which among other things, are expected to include principally repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases. During the year ended December 31, 2012, we repurchased 44,013 shares of Class A common stock at an aggregate purchase price of approximately $337,000 at an average repurchase price of $7.66 per share. During the year ended December 31, 2012, the Company redeemed 14.9 million limited partnership units at an average price of $5.13 per unit and approximately 1.4 million founding/working partner units at an average price of $6.46 per unit. In the future we expect to continue to repurchase shares of our Class A common stock and purchase BGC Holdings units from Cantor, our executive officers, other employees, partners, and others, and these repurchases and purchases may be significant.

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

Events which could have such an effect include the following:

•

The BGC Holdings Notes (as hereinafter defined) and the 8.75% Convertible Notes are exchangeable and convertible as follows: The BGC Holdings Notes held by Cantor are (i) exchangeable for a like principal amount of convertible notes held by BGC Holdings, or (ii) convertible into an aggregate of 23,384,070 BGC Holdings exchangeable limited partnership interests. The BGC Holdings exchangeable limited partnership interests are themselves exchangeable on a one-for-one basis for shares of Class A common stock. The 8.75% Convertible Notes are convertible into an aggregate of 23,384,070 shares of Class A common stock. In connection with the issuance of the 8.75% Convertible Notes, we entered into a registration rights agreement with Cantor, dated April 1, 2010, pursuant to which holders of the 8.75% Convertible Notes and the shares of Class A common stock issuable upon conversion of the 8.75% Convertible Notes have registration rights.

•

The 4.50% Convertible Notes are convertible, at the holder’s option, at an initial conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of Notes, subject to adjustment in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination thereof at our election. The 4.50% Convertible Notes are currently convertible into approximately 16.3 million shares of Class A common stock.

•

In addition to the Form S-3 Registration Statement, the Form S-4 Registration Statement and the Registration Statement relating to our Dividend Reinvestment and Stock Purchase Plan, from time to time we have filed and declared effective by the SEC various resale Registration Statements on Form S-3 pursuant to which shares of Class A common stock may be sold by Cantor for the account of certain retained and founding partners and/or by such retained and founding partners, as distributes of shares of Class A common stock from Cantor, from time to time on a delayed or continuous basis, as well as by The Cantor Fitzgerald Relief Fund.

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

In addition, we have registered under the Securities Act 150 million shares of Class A common stock, which are reserved for issuance upon exercise of options, restricted stock, exchange rights and other incentive compensation granted under our Long-Term Incentive Plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. We may in the future register additional shares of Class A common stock under the Securities Act that become reserved for issuance under our Long-Term Incentive Plan or other benefit plans. In addition, we have registered under the Securities Act 425,000 shares of Class A common stock issuable under our stock purchase plan. The number of shares under these plans may be increased from time to time.

We may continue in 2013 our global program whereby partners redeem their REUs or RPUs in exchange for partnership units and receive exchangeability or cash for certain of their limited partnership units and, in many cases, a modification or extension of their employment arrangement. We may also continue to grant exchange rights in other previously issued partnership units.

In addition, we have issued shares of our common stock, warrants and convertible preferred stock and granted registration rights in connection with certain of our strategic alliances.

During 2012, we repurchased 44,013 shares of Class A common stock at an aggregate purchase price of approximately $337,000. The reacquired shares were designated treasury shares and will be used for general corporate purposes. As of March 1, 2013, we had approximately $51.7 million remaining from the authorization of our Board of Directors and our Audit Committee to repurchase our Class A common stock, BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers. We may continue to make stock repurchases in 2013 and from time to time we may actively repurchase shares and may cease making repurchases at anytime.

Because our voting control is concentrated among the holders of Class B common stock, the market price of Class A common stock may be adversely affected by disparate voting rights.

As of March 1, 2013, Cantor beneficially owned approximately 73.9% of our voting power. As long as Cantor beneficially owns a majority of our combined voting power, it will have the ability, without the consent of the public stockholders, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us. In certain circumstances, such as when transferred to an entity controlled by Cantor or Mr. Lutnick, the shares of Class B common stock issued to Cantor may be transferred without conversion to Class A common stock.

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

The capped call transactions are expected generally to reduce the potential dilution with respect to our Class A common stock upon conversion of the 4.50% Convertible Notes in the event that the volume-weighted average price per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions (which initially correspond to the original conversion price of the notes and is subject to anti-dilution adjustments). If, however, the volume-weighted average price per share of our Class A common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, the value of the shares of our Class A common stock that we expect to receive upon the exercise of the capped call transactions will be capped and the dilution mitigation under the capped call transactions will be limited based on such capped value, which means there would be dilution with respect to our Class A common stock to the extent that the then volume-weighted average price per share of our Class A common stock exceeds the cap price of the capped call transactions.

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

We are a holding company, and accordingly we are dependent upon distributions from, BGC U.S. and BGC Global to pay dividends, taxes and other expenses and to make repurchases.

We are a holding company with no independent means of generating revenues. Any dividends declared by us and all applicable taxes payable in respect of our net taxable income, if any, are paid from distributions to us from BGC U.S. and BGC Global. To the extent that we need funds to pay dividends or to pay taxes on our share of BGC U.S.’s and BGC Global’s net taxable income, or to repurchase shares of our common stock or BGC Holdings exchangeable limited partnership interests or if we need funds to pay dividends, make repurchases or for any other purpose, and either BGC U.S. or BGC Global or their respective subsidiaries are restricted from making such distributions under applicable law or regulation, or are otherwise unable to provide such funds, it could materially adversely affect our businesses, financial condition, results of operations, prospects and our ability to declare dividends. In addition, any unanticipated accounting, tax or other charges against net income could adversely affect our ability to pay dividends, taxes and other expenses and to make repurchases.

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

Our Board of Directors and our Audit Committee have authorized repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor, our executive officers, other employees, partners and others, at the volume-weighted average price, to the extent available, of such securities on the date on which such repurchase or purchase is made. As of March 1, 2013, we had approximately $51.7 million remaining under our stock repurchase authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in BGC U.S.’s and BGC Global’s respective businesses, although we neither have current plans to do so nor do we expect to so long as we maintain our current dividend policy. Accordingly, there can be no assurance that future dividends will be paid or that dividend amounts will be retained at current or future levels. See “Dividend Policy” in Part II, Item 5 of this Annual Report on Form 10-K.

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

These provisions, summarized below, may discourage coercive takeover practices and inadequate takeover bids. These provisions may also encourage persons seeking to acquire control of us to first negotiate with our board of directors. We believe that the benefits of increased protection give us the potential ability to negotiate with the initiator of an unfriendly or unsolicited proposal to acquire or restructure us and outweigh the disadvantages of discouraging those proposals because negotiation of them could result in an improvement of their terms.

Our bylaws provide that special meetings of stockholders may be called only by the Chairman of our board of directors, or in the event the Chairman of our board of directors is unavailable, by the Chief Executive Officer or by the holders of a majority of the voting power of our Class B common stock, which is held by Cantor and CFGM. In addition, as discussed above, our certificate of incorporation permits us to issue “blank check” preferred stock.

Our bylaws require advance written notice prior to a meeting of our stockholders of a proposal or director nomination which a stockholder desires to present at such a meeting, which generally must be received by our Secretary not later than 120 days prior to the first anniversary of the date of our proxy statement for the preceding year’s annual meeting.; provided, however, that in the event that the date of the annual meeting is more than thirty (30) days before or more than sixty (60) days after such anniversary date, notice by the stockholder to be timely must be so delivered not later than the close of business on the later of the one hundred and twentieth (120th) day prior to the date of such proxy statement or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made by us. Our bylaws provide that all amendments to our bylaws must be approved by either the holders of a majority of the voting power of all of our outstanding capital stock entitled to vote or by a majority of our board of directors.

We are subject to Section 203 of the DGCL. In general, Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the date the person became an interested stockholder, unless the “business combination” or the transaction in which the person became an “interested stockholder” is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the “interested stockholder.” An “interested stockholder” is a person who, together with affiliates and associates, owns 15% or more of a corporation’s outstanding voting stock, or was the owner of 15% or more of a corporation’s outstanding voting stock at any time within the prior three years, other than “interested stockholders” prior to the time our Class A common stock was traded on the NASDAQ Stock Market. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for shares of Class A common stock.

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

Stockholders may not be able to challenge decisions that have an adverse effect upon holders of Class A common stock if our board of directors acts in a disinterested, informed manner with respect to these decisions, in good faith and in the belief that it is acting in the best interests of our stockholders. The DGCL generally provides that a board of directors owes an equal duty to all stockholders, regardless of class or series, and does not have separate or additional duties to either group of stockholders, subject to applicable provisions set forth in a company’s charter.

If our dividend policy is materially different than the distribution policy of BGC Holdings, upon the exchange of any BGC Holdings limited partnership interests, such BGC Holdings limited partners could receive a disproportionate interest in the aggregate distributions by BGC U.S. and BGC Global that have not been distributed by us.

To the extent BGC Holdings distributes to its limited partners a greater share of income received from BGC U.S. and BGC Global than we distribute to our stockholders, then as founding/working partners, limited partnership unit holders and/or Cantor exercise any exchange right to acquire Class A common stock or Class B common stock, as applicable, exchanging partners may receive a disproportionate interest in the aggregate distributions by BGC U.S. and BGC Global that have not been distributed by us. The reason is that the exchanging partner could receive both (1) the benefit of the distribution that has not been distributed by us from BGC U.S. and BGC Global to BGC Holdings (in the form of a distribution by BGC Holdings to its limited partners) and (2) the benefit of the distribution from BGC U.S. and BGC Global to us (in the form of a subsequent cash dividend, a greater percentage indirect interest in BGC U.S. and BGC Global following a repurchase by us or a greater value of assets following a purchase of assets with the cash that otherwise would be distributed to our stockholders). Consequently, if our dividend policy does not match the distribution policy of BGC Holdings, holders of Class A common stock and Class B common stock as of the date of an exchange could experience a reduction in their interest in the profits previously distributed by BGC U.S. and BGC Global that have not been distributed by us. Our previously described intention to match the distribution policy of BGC Holdings was superseded by a decision (which we announced on May 7, 2008) by our board of directors to provide for greater flexibility by our management. Our current dividend policy could result in distributions to our common stockholders that are different from the distributions made by BGC Holdings to its equity holders.

If we were deemed an “investment company” under the Investment Company Act as a result of our ownership of BGC U.S., BGC Global or BGC Holdings, applicable restrictions could make it impractical for us to continue our business as contemplated and could materially adversely affect our businesses, financial condition, results of operations and prospects.

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

Therefore, if Cantor, BGC Holdings or we became subject to the Investment Company Act, it could make it impractical to continue our business, impair agreements and arrangements, and the transactions contemplated by those agreements and arrangements, between and among us, BGC Holdings, BGC U.S., BGC Global and Cantor or any combination thereof and materially adversely affect our businesses, financial condition, results of operations and prospects.

Tax

We may be required to pay Cantor for a significant portion of the tax benefit relating to any additional tax depreciation or amortization deductions we claim as a result of any step up in the tax basis in the assets of BGC U.S. and BGC Global resulting from the exchange of interests in BGC Holdings for our common stock.

Cantor’s partnership interests in BGC Holdings may be exchanged for shares of our Class A common stock or our Class B common stock, on a one for one basis (subject to customary anti-dilution adjustments). The exchanges may result in increases to our share of the tax basis of the tangible and intangible assets of each of BGC U.S. and BGC Global that otherwise would not have been available, although the Internal Revenue Service may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the Internal Revenue Service. These increases in tax basis, if sustained, may reduce the amount of tax that we would otherwise be required to pay in the future.

We are a party to rights and obligations under a tax receivable agreement with Cantor that provides for the payment by us to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. It is expected that we will benefit from the remaining 15% cash savings, if any, in income tax that we realize.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have offices in the United States, Canada, Europe, United Kingdom, Latin America, Asia, Africa and the Middle East. Our principal executive offices are located at space at 499 Park Avenue, New York, New York. We also occupy a large space at 199 Water Street, New York, New York, which serves as a trading operation for our Financial Services segment. Under the Administrative Services Agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the 16-year term of the lease for such spaces.

Our largest presence outside of the New York metropolitan area is in London, located at One Churchill Place, Canary Wharf.

We occupy concurrent computing centers in Rochelle Park, New Jersey and Trumbull, Connecticut, which primarily service our Financial Services segment. Our U.S financial services operations also have office space in Atlanta, Boston, Dallas, Houston, Los Angeles, Miami, and Washington, D.C., and both business segments have office space in Chicago.

After completing the acquisition of Newmark in October 2011, we also have a number of other offices in several states (New York, California, Connecticut, Florida, Georgia, Illinois, Massachusetts, New Jersey, Pennsylvania, and Texas) and the District of Columbia, which are used in our Real Estate Services segment. In addition, Newmark operates through license agreements in a number of states, including certain states where Newmark does not have its own offices.

ITEM 3.	LEGAL PROCEEDINGS

See Note 17—“Commitments, Contingencies and Guarantees” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of our legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Class A Common Stock

Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “BGCP.” There is no public trading market for our Class B common stock, which is held by Cantor and CFGM. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of Class A common stock on the Nasdaq Global Select Market.

We declared quarterly dividends of $0.17 for each of the four quarters of 2011 and for the first and second quarters of 2012, and $0.12 for the third and fourth quarters of 2012.

	High	Low
2013
First Quarter (through March 6, 2013)	$4.81	$3.43

2012
First Quarter	$8.04	$5.88
Second Quarter	$7.56	$5.73
Third Quarter	$6.23	$4.38
Fourth Quarter	$5.22	$3.11

2011
First Quarter	$10.07	$7.72
Second Quarter	$9.75	$7.27
Third Quarter	$8.58	$5.88
Fourth Quarter	$7.47	$5.40

On March 6, 2013, the closing sales price of our Class A common stock on the Nasdaq Global Select Market was $4.18. As of March 6, 2013, there were 281 holders of record of our Class A common stock and two holders of record of our Class B common stock.

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

Our Board of Directors and our Audit Committee have authorized repurchases of shares of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including those held by Cantor, our executive officers, other employees, partners and others. As of March 1, 2013, we had approximately $51.7 million remaining under this authorization and may continue to actively make repurchases or redemptions, or cease to make such repurchases or redemptions, from time to time.

We expect to pay such dividends, if and when declared by our Board of Directors, on a quarterly basis. The dividend to our common stockholders is expected to be calculated based on post-tax distributable earnings allocated to us and generated over the fiscal quarter ending prior to the record date for the dividend. No assurance can be made, however, that a dividend will be paid each quarter.

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

Partnership and Equity Repurchases

Our Board of Directors and Audit Committee have authorized repurchases of our common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the our subsidiaries. On August 6, 2012, our Board of Directors increased our share repurchase and unit redemption authorization to $100.0 million. As of March 1, 2013, we had approximately $51.7 million remaining from our share repurchase and unit redemption authorization. From time to time, we may actively continue to repurchase shares or redeem units.

We had no share repurchases during the fourth quarter of 2012.

PERFORMANCE GRAPH

The performance graph below shows a comparison of the cumulative total stockholder return, on a dividend reinvestment basis, of $100 invested on December 31, 2007, measured on December 31, 2008, December 31, 2009, December 31, 2010, December 31, 2011 and December 31, 2012. Peer Group 1 consists of Tullett Prebon PLC, GFI Group Inc., Compagnie Financière Tradition, and ICAP plc. Peer Group 2 consists of CBRE Group, Jones Lang LaSalle Incorporated and HFF, Inc. The returns of the peer group companies have been weighted according to their stock market capitalization for purposes of arriving at a peer group average.

Certain Definitions

“Revenues for distributable earnings,” “pre-tax distributable earnings” and “post-tax distributable earnings” are supplemental measures of operating performance that are used by our management to evaluate the financial performance of us and our subsidiaries. We believe that distributable earnings best reflects the operating earnings generated by us on a consolidated basis and are the earnings which management considers available for distribution to BGC Partners and its common stockholders, as well as to holders of BGC Holdings limited partnership interests, during any period.

As compared with “income (loss) from operations before income taxes,” “net income (loss) for fully diluted shares,” and “fully diluted earnings (loss) per share,” all prepared in accordance with GAAP, distributable earnings calculations primarily exclude certain non-cash compensation and other expenses which generally do not involve the receipt or outlay of cash by us, which do not dilute existing stockholders, and which do not have economic consequences, as described below. In addition, distributable earnings calculations exclude certain gains and charges that management believes do not best reflect our ordinary operating results.

Revenues for distributable earnings are defined as GAAP revenues excluding the impact of our non-cash earnings or losses related to our equity investments, such as in Aqua Securities, L.P. and ELX Futures, L.P., and its holding company general partner, ELX Futures Holdings LLC. Revenues for distributable earnings also includes the collection of receivables which would have been recognized for GAAP other than for the effect of acquisition accounting.

“Pre-tax distributable earnings” are defined as GAAP income (loss) from operations before income taxes excluding items that are primarily non-cash, non-dilutive, and non-economic, such as:

•

Non-cash stock-based equity compensation charges for REUs granted or issued prior to the merger of BGC Partners OldCo with and into eSpeed, as well as post-merger non-cash, non-dilutive equity-based compensation related to partnership unit exchange or conversion;

•	Allocations of net income to founding/working partner and other limited partnership units, including REUs, RPUs, PSUs, PSIs, and LPUs; and

•	Non-cash asset impairment charges, if any.

Distributable earnings calculations also exclude charges related to purchases, cancellations or redemptions of limited partnership interests and certain unusual, one-time or non-recurring items, if any. “Compensation and employee benefits” expense for distributable earnings will also include broker commission payouts relating to the aforementioned collection of receivables.

Beginning with the first quarter of 2011, our definition of distributable earnings was revised to exclude certain gains and charges with respect to acquisitions, dispositions and resolutions of litigation. This change in the definition of distributable earnings is not reflected in, nor does it affect, our presentation of prior periods. Our management believes that excluding these gains and charges best reflects our operating performance.

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

Our distributable earnings per fully diluted share calculations assume either that:

•

The fully diluted share count includes the shares related to the dilutive instruments, such as the convertible notes, but excludes the associated interest expense, net of tax, when the impact would be dilutive, or

•	The fully diluted share count excludes the shares related to these instruments, but includes the associated interest expense, net of tax.

Each quarter, the dividend to common stockholders is expected to be determined by our board of directors with reference to post-tax distributable earnings per fully diluted share. In addition to the quarterly dividend to our common stockholders, we expect to pay a pro rata distribution of net income to BGC Holdings founding/working partner and other limited partnership units, including REUs, RPUs, PSUs, PSIs, and LPUs, and to Cantor for its noncontrolling interest. The amount of all of these payments is expected to be determined using the above definition of “pre-tax distributable earnings per fully diluted share.”

Certain employees who are holders of RSUs are granted pro rata payments equivalent to the amount of dividends paid to common stockholders. Under GAAP, a portion of the dividend equivalents on RSUs is required to be taken as a compensation charge in the period paid. However, to the extent that they represent cash payments made from the prior period’s distributable earnings, they do not dilute existing stockholders and are therefore excluded from the calculation of distributable earnings.

Distributable earnings is not meant to be an exact measure of cash generated by operations and available for distribution, nor should it be considered in isolation or as an alternative to cash flows from operations or GAAP net income (loss). We view distributable earnings as a metric that is not necessarily indicative of liquidity or the cash available to fund our operations.

Pre- and post-tax distributable earnings are not intended to replace the presentation of our GAAP financial results. However, management believes that they help provide investors with a clearer understanding of our financial performance and offer useful information to both management and investors regarding certain financial and business trends related to our financial condition and results of operations. Management believes that distributable earnings and the GAAP measures of our financial performance should be considered together.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2012. This selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Amounts in thousands, except per share data.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Revenues:
Commissions	$1,176,009	$996,263	$851,089	$693,818	$871,198
Principal transactions	336,160	375,001	377,581	379,767	247,404

Total brokerage revenues	1,512,169	1,371,264	1,228,670	1,073,585	1,118,602
Real estate management services	122,704	1,222	—	—	—
Fees from related parties	53,159	62,227	65,996	58,877	76,126
Market data	17,302	17,772	18,314	17,953	19,404
Software solutions	9,962	9,190	7,804	7,419	7,780
Interest income	6,506	5,441	3,308	7,252	11,813
Other revenues	56,966	4,174	13,960	5,923	2,276
Losses on equity investments	(11,775)	(6,605)	(6,940)	(8,687)	(7,069)

Total revenues	1,766,993	1,464,685	1,331,112	1,162,322	1,228,932
Expenses:
Compensation and employee benefits	1,159,664	897,875	838,717	725,139	819,413
Allocation of net income to limited partnership units and founding/working partner units	12,964	18,437	23,307	16,731	11,400

Total compensation and employee benefits	1,172,628	916,312	862,024	741,870	830,813
Other expenses	538,628	494,014	412,173	355,964	388,345

Total expenses	1,711,256	1,410,326	1,274,197	1,097,834	1,219,158

Income from operations before income taxes	55,737	54,359	56,915	64,488	9,774
Provision for income taxes	20,224	15,999	11,543	23,675	20,115

Consolidated net income (loss)	35,513	38,360	45,372	40,813	(10,341)
Less: Net income attributable to noncontrolling interest in subsidiaries	11,649	18,223	24,210	20,788	19,368

Net income (loss) available to common stockholders	$23,864	$20,137	$21,162	$20,025	$(29,709)

Per share data:
Basic earnings (loss) per share	$0.16	$0.17	$0.24	$0.25	$(0.28)

Fully diluted earnings (loss) per share	$0.16	$0.17	$0.24	$0.24	$(0.28)

Basic weighted-average shares of common stock outstanding	144,886	116,132	88,294	80,350	105,771

Fully diluted weighted-average shares of common stock outstanding	280,809	116,514	228,568	211,036	105,771

Dividends declared per share of common stock	$0.63	$0.65	$0.48	$0.30	$0.27

Dividends declared and paid per share of common stock	$0.63	$0.65	$0.48	$0.30	$0.23

Cash and cash equivalents	$388,409	$369,713	$364,104	$469,301	$204,930
Total assets	$1,638,939	$1,405,185	$1,470,314	$1,464,549	$1,068,341
Notes payable and collateralized borrowings	$301,444	$181,916	$39,258	$17,586	$—
Notes payable to related parties	$150,000	$150,000	$150,000	$150,000	$150,000
Total liabilities	$1,132,688	$904,218	$1,045,272	$1,026,651	$624,560
Total stockholders’ equity	$334,292	$316,654	$236,917	$201,889	$188,250

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to the factors set forth below and may impact either or both of our operating segments:

•

market conditions, including trading volume and volatility, potential deterioration of the equity and debt capital markets and the condition of the markets for commercial real estate, and our ability to access the capital markets;

•	pricing and commissions and market position with respect to any of our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers and consolidation;

•	liquidity, regulatory and clearing capital requirements and the impact of credit market events;

•

our relationships with Cantor Fitzgerald, L.P., which we refer to as “Cantor” and its affiliates, including Cantor Fitzgerald & Co. (“CF&Co”), any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, CF&Co’s acting as our sales agent under our controlled equity or other offerings, and CF&Co’s acting as our financial advisor in connection with one or more business combinations or other transactions;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks, or the impact of weather-related or similar events;

•

extensive regulation of our businesses, changes in regulations relating to the financial services, commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, fines, penalties, sanctions, enhanced oversight, increased financial and capital requirements, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new business, products, or services;

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

•

certain financial risks, including the possibility of future losses and negative cash flows from operations, an increased need for short-term or long-term borrowings or other sources of cash, related to acquisitions or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks given by the rating agencies to those credit ratings and increased borrowing costs, as well as interest and currency rate fluctuations;

•

our ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services and to secure and maintain market share;

•

our ability to enter into marketing and strategic alliances and business combination or other transactions in the financial services, real estate and other industries, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures and to meet our financial reporting obligations with respect thereto, the integration of any completed acquisitions and the use of proceeds of any completed transactions;

•	our ability to hire and retain personnel, including brokers, managers and other key employees;

•	our ability to expand the use of technology for hybrid and fully electronic trading;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable regulatory requirements;

•	our ability to maintain or develop relationships with independently-owned partner offices in our real estate businesses;

•

our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, procedures, operations and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•	our ability to maintain and protect our operational systems and infrastructure, including from failure or malicious attacks;

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

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases of limited partnership interests of BGC Holdings, L.P., which we refer to as “BGC Holdings,” or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•

the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable debt securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% Convertible Notes and counterparties to our capped call transactions, and resales of shares of our Class A common stock acquired from us or Cantor, including pursuant to our employee benefit plans, conversion of our Convertible Notes, conversion or exchange of our convertible or exchangeable debt securities, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners including deferred distribution rights shares.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2012 and 2011. This discussion is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and the notes thereto included elsewhere in this Report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage company primarily servicing the wholesale financial and real estate markets through our two segments, Financial Services and Real Estate Services. Our Financial Services segment specializes in the brokering of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures and structured products. Our Financial Services segment also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our eSpeed, BGC Trader™ and BGC Market Data brands, we offer financial technology solutions, market data, and analytics related to select financial instruments and markets.

We entered into the commercial real estate business in October 2011 with the acquisition of all of the outstanding shares of Newmark & Company Real Estate, Inc., a leading U.S. commercial real estate brokerage and advisory firm primarily serving corporate and institutional clients. Newmark was founded in 1929 in New York City. In 2000, Newmark embarked upon a national expansion and in 2006 entered into an agreement with London-based Knight Frank to operate jointly in the Americas as “Newmark Knight Frank.” In the second quarter of 2012, we completed the acquisition of substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries, which we refer to as “Grubb & Ellis.” Grubb & Ellis was formed in 1958 and built a full-service national commercial real estate platform of property management, facilities management and brokerage services. We have largely completed the integration of Grubb & Ellis with Newmark Knight Frank to form the resulting business, Newmark Grubb Knight Frank (or “NGKF”). NGKF is a full-service commercial real estate platform that comprises our Real Estate Services segment, offering commercial real estate tenants, owners, investors and developers a wide range of services, including leasing; capital markets services including investment sales, debt placement, appraisal, and valuation services; as well as consulting, project and development management, leasing and corporate advisory services and property and corporate facilities management services.

In connection with our acquisition of substantially all of the assets of Grubb & Ellis, we began, with the second quarter of 2012, reporting two reportable segments, Financial Services and Real Estate Services, as reflected in our Quarterly Report on Form 10-Q for such quarter filed on August 8, 2012. Prior to the second quarter of 2012, we had only one reportable segment. On August 8, 2012, we filed a Current Report on Form 8-K to update our financial statements and certain other information contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 to reflect such change in our reportable segments. These two segments continue to be reported in this Annual Report on Form 10-K.

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. We have offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Chicago, Copenhagen, Dallas, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

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

The past twelve months have been challenging as lower activity and volatility have contributed to declines in market volumes across the asset classes in our Financial Services segment.

Growth Drivers

As a wholesale intermediary, our business is driven by several key drivers in addition to those listed above. These include: overall industry volumes in the markets in which we broker, the size and productivity of our front-office headcount (including salespeople, brokers and other front-office professionals), regulatory issues and the percentage of our revenues related to fully electronic brokerage.

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

During the year ended December 31, 2012, industry volumes generally declined year-over-year for many of the OTC and listed products we broker in rates, credit, foreign exchange and equities. This was due in large part to volatility being lower than the 10-year average in these asset classes during the year. For example, a broader measure of volatility across rates, credit, foreign exchange (“FX”), equities, and other markets is Bank of America Merrill Lynch’s Global Financial Stress Index (“GFSI”). It averaged approximately 0.67 over the last five years, and had been as high as 3.01 during the height of the global financial crises in the second half of 2008, but averaged only 0.23 during the fourth quarter of 2012. Market stress measures such as the GFSI are generally good proxies for overall volatility and volumes across our four asset class categories. Below is a discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our Rates business is particularly influenced by the level of sovereign debt issuance globally, and over the past year this issuance has generally continued to grow, although quantitative easing has muted the public issuance of many sovereign issues. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), issuance by the U.S. Treasury of interest-bearing debt increased by approximately 42% for the fourth quarter of 2012 versus the same period last year, and was up by approximately 10% for all of 2012.

Rates volumes are also influenced by market volatility, and such volatility has been dampened for the past year due to continued quantitative easing undertaken by the U.S. Federal Reserve and other major central banks. Quantitative easing entails the central banks buying government securities or other securities in the open market—particularly longer-dated instruments—in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade and are not hedged—thus lowering Rates volumes across cash and derivatives markets industry-wide. As of January 25, 2013, the U.S. Federal Reserve had close to $2.4 trillion worth of long-dated U.S. Treasury and Federal Agency securities, compared with $1.7 trillion at the beginning of 2011, $1.4 trillion at the beginning of 2010, and less than $20 billion at the beginning of 2009. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past three years.

Largely as a result of quantitative easing, the U.S. Federal Reserve reported that U.S. Treasury volumes traded by primary dealers decreased by 1% year-over-year in the fourth quarter of 2012 and by 11% for the full year. Similarly, interest rate futures volumes decreased by 24%, 22% and 20% for Eurex, Euronext and the CME for full-year 2012. In comparison, revenues in our Rates business declined by 6.5% and 8.0%, respectively, during the fourth quarter and full year 2012.

Analysts and economists expect sovereign debt issuance to remain at high levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For instance, according to the Congressional Budget Office (the “CBO”), U.S. federal debt will be 77% of GDP for fiscal year 2014, versus 36% at the end of fiscal year 2007. Similarly, the European Commission reports that, in the aggregate, EU government debt as a percent of GDP will have increased from 59% in 2007 to 89% this year. Meanwhile, analysts expect that the effects of various forms of quantitative easing will continue to negatively impact markets for at least the next year, because economic growth remains weak in most G-20 nations. As a result, we expect long term tailwinds in our Rates business from continuing high levels of government debt, but near term headwinds due to quantitative easing.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. Global credit market turnover has declined as banks adjust to new capital requirements for credit transactions under Basel III, and because of uncertainty surrounding recently enacted rules for the clearing of credit derivatives in the U.S. This was reflected in Federal Reserve Corporate bond volumes being down by 13% year-over-year for full year 2012, and by ICE Clear credit derivative notional volumes decreasing by 12%. In comparison, our Credit revenues declined by 9.6%. As the uncertainty surrounding these rules diminishes, we expect credit market volumes to rebound.

Foreign Exchange Volumes and Volatility

Global FX volumes were muted in 2012, largely because certain major central banks intervened to keep their currencies from appreciating, and because low interest rates in most major economies made carry-trade strategies less profitable for market participants. As a result, quarterly average daily FX volumes declined by 8% for CME, 15% at Thomson Reuters, and 29% at EBS. While our overall FX revenues were down by 4.7%,

BGC’s fully electronic FX revenues increased by 46.1%, driven by strong performance by our FX spot and options businesses.

Equity-Related Volumes and Volatility

Global equity markets also continued to be challenging during the year. Equity derivative volumes were down 13% according to the OCC in 2012, down 19% at Eurex, and down 12% at Euronext. In comparison, our overall revenues from Equities and Other Asset Classes decreased by 27.2%.

Hybrid and Fully Electronic Trading

Historically, e-broking growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall company revenues remain consistent. This is largely because fewer employees are needed to process the same amount of volume as trading becomes more automated. Over time, electronification of exchange-traded and OTC markets has also generally led to volumes increasing faster than commissions decline, and thus often to an overall increase in revenues. We have been a pioneer in creating and encouraging hybrid and fully electronic trading, and continually works with its customers to expand such trading across more asset classes and geographies.

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers which dominate the OTC markets had generally been hesitant in adopting e-broking. However, in recent years, hybrid and fully electronic inter-dealer OTC markets for products, including CDS indices, FX options, and most recently interest rate swaps, have sprung up as banks and dealers have become more open to e-broking and as firms like us have invested in the kinds of technology favored by our customers. Pending regulation in Europe and the U.S. regarding banking, capital markets, and OTC derivatives is likely to hasten the spread of fully electronic trading and we expect to benefit from the new rules regarding OTC derivatives once they are finalized. Our understanding is that the rules being discussed will continue to allow for trading through a variety of means, including voice, and we believe the net impact of these rules and the new bank capital requirements will encourage the growth of fully electronic trading for a number of products we broker.

The combination of more market acceptance of hybrid and fully electronic trading and our competitive advantage in terms of technology and experience has contributed to our strong gains in e-broking. During 2012, we continued to invest in hybrid and fully electronic technology broadly across our financial services product categories.

Total Financial Services segment revenues from e-broking, market data, and software solutions were $171.2 million or 14.0% of segment revenues for the year ended December 31, 2012, compared with $175.7 million or 12.8% for the year ended December 31, 2011. We now offer e-broking on more than 100 of our Financial Services segment’s desks compared with approximately 90 a year ago. We expect this to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of our technology-based businesses to further improve this segment’s profitability.

Real Estate Services:

On October 14, 2011, we completed the acquisition of Newmark. On April 13, 2012, we acquired substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries (collectively “Grubb & Ellis”). Newmark, Grubb & Ellis and certain independently-owned partner offices of the two, operate as “Newmark Grubb Knight Frank” in the Americas, and are associated with London-based Knight Frank. BGC’s discussion of financial results for “Newmark Grubb Knight Frank” or “Real Estate Services” reflect only those businesses owned by us and do not include the results for independently-owned partner offices or for Knight Frank.

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

Economic Growth in the U.S.

According to preliminary government statistics, the U.S. economy expanded by approximately 2.2% in 2012, while employers added more than 2.1 million net new payroll jobs. This was broadly similar to growth in 2011. Interest rates stayed near historic lows all year, with the 10-year Treasury yield spending most of the year under 2% due in part to the U.S. Federal Reserve’s third round of quantitative easing, which was announced in September of 2012. The combination of moderate economic growth and low interest rates has been a powerful stimulus for commercial real estate, delivering steady absorption of excess space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. According to Real Capital Analytics, the dollar volume of sales in 2012 was more than four times what it was during the market bottom year of 2009, and volumes and sales prices were back up to levels last seen in 2004 and 2005. Vacancy rates also improved for all commercial property types, including office, apartment, retail and industrial. The relative dearth of new construction over the past few years meant that tenants were funneled into existing vacant space with the exception of apartments, where construction has propelled the market into a new expansion cycle. Rental rates were generally strong for apartments, but improvement in rental rates was more sporadic for other property types and was confined to certain geographies and assets. The following trends drove the commercial real estate market in 2012:

•	Technology, energy, health care and education powered demand for office space;

•	Global trade and business capital spending created tenant and owner-user demand for warehouses and distribution centers;

•	The modest recovery in consumer spending was enough to create demand for well-located retail space in the best trade areas;

•	Apartments benefited from a pickup in household formation thanks to the steady pace of job growth and underlying demographic trends; and

•	Strong corporate earnings combined with increased leisure travel generated demand for hotel room-nights.

Market Statistics

Following the financial crises of 2007/2008, the U.S. commercial property market generally saw steep declines in activity in 2009. In 2010, the market began to revive, and by the end of 2011 there were signs that the recovery was continuing, although still not to levels seen prior to the crises. If the U.S. economy continues to improve in 2013, we would expect this to aid in the continued recovery in these and other parts of the commercial real estate market.

Although overall industry metrics are not necessarily as correlated to our revenues for Real Estate Services as they are in our Financial Services products, they do provide some indication for the general direction of the business. According to Newmark Grubb Knight Frank Research, the overall vacancy rate for office properties in the nation’s key markets improved year-over-year to 15.4% at year-end 2012 from 16.0% a year earlier and is at the lowest level since the second quarter of 2009. The national vacancy rate for industrial properties was 8.3% at year-end 2012, an improvement on the 9.1% rate measured one year ago. Rents for all property types in the U.S. continued to improve modestly. CoStar Group (a leading provider of information and analytic services) reported similar improvements in vacancy rates and rents for the national office, industrial, and retail markets.

In terms of commercial real estate sales metrics, the CoStar Commercial Repeat-Sale Composite Value Weighted Index (a comprehensive measure of commercial real estate prices in the United States) showed prices up 6.2% year-over-year through November 2012. According to Real Capital Analytics, sales of significant commercial properties totaled $283.2 billion in the U.S. for 2012, representing a 24% increase over 2011. This increase in sales activity was fairly widespread, with volumes improving year-over-year in 25 out of the 30 key national markets tracked by Real Capital Analytics. In comparison, our Real Estate Services brokerage revenue increased by 635.9% year-over-year, driven by the acquisition of substantially all of the assets of Grubb & Ellis, a full year of Newmark’s results, and these more favorable industry metrics.

REGULATORY ENVIRONMENT

See “Regulation” in Part I, Item 1 of this Annual Report on Form 10-K for information related to the Company’s regulatory environment.

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

On June 23, 2011, we entered into a credit agreement with a bank syndicate (the “Credit Agreement”) which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013. The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing our existing businesses and operations, expanding our businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of our Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in our subsidiaries. As of March 1, 2013, we had no borrowings outstanding under the Credit Agreement.

In addition, on July 29, 2011, we issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”). In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which are expected to reduce the potential dilution of our Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($9.97 as of December 31, 2012, subject to adjustment in certain circumstances). We used the net proceeds from the offering for general corporate purposes, including financing acquisitions.

On June 26, 2012, we issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042 (the “8.125% Senior Notes”) pursuant to our effective Shelf Registration Statement on Form S-3, as amended. The 8.125% Senior Notes are senior unsecured obligations of BGC Partners, Inc. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes are listed on the New York Stock Exchange under the symbol “BGCA.” We used the proceeds to repay short-term borrowings under our unsecured revolving credit facility and for general corporate purposes, including acquisitions.

For a complete description of the Credit Agreement, 4.50% Convertible Notes and 8.125% Senior Notes, see Note 15—“Notes Payable, Collateralized and Short-Term Borrowings” to the Company’s consolidated financial statements.

HIRING AND ACQUISITIONS

A key driver of our revenue growth is front-office headcount. We believe that our strong technology platform and unique partnership structure have enabled us to use both acquisitions and recruiting to profitably increase our front-office staff at a faster rate than our largest competitors over the past year and since our formation in 2004.

We have invested significantly to capitalize on the current business environment through acquisitions, technology spending and the hiring of new brokers. The business climate for these acquisitions has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have been able to attract businesses and brokers to our platform as we believe they recognize that we have the scale, technology, experience and expertise to succeed in the current business environment.

As of December 31, 2012, our front-office headcount was up by more than 17% year-over-year to 2,528 brokers, salespeople and other front-office professionals. For the year ended December 31, 2012, average revenue generated per front-office employee was approximately $639,000, down approximately 18% from the year ended December 31, 2011 when it was approximately $776,000. Front-office headcount included 1,721 brokers, salespeople and other front-office professionals in Financial Services, with average revenue generated per front-office employee of approximately $699,000, and 807 brokers, salespeople and other front-office professionals in Real Estate Services, with average revenue generated per front-office employee of approximately $489,000. These headcount numbers exclude Smith Mack and Frederick Ross Company, as these acquisitions closed the last week of December 2012. They will be included beginning with our first quarter 2013 results.

Commercial real estate brokers generally produce less revenue per front-office employee than do wholesale financial brokers, so the decrease in overall company revenue per front-office employee was driven in part by the inclusion of Real Estate Services. In addition, our average revenue per front-office employee has historically declined year-over-year for the periods following significant headcount increases, as new brokers, salespeople and other front-office professionals generally achieve significantly higher productivity levels in their second year with the Company. The year-on-year differences in front-office productivity were also due in part to lower overall industry volumes across the Financial Services segment in 2012.

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

Our recent acquisitions include the acquisitions of Newmark, Grubb & Ellis, Wolfe & Hurst, Smith Mack, Frederick Ross Company, Ginalfi Finance and Sterling International Brokers Limited.

On October 14, 2011, we completed the acquisition of Newmark. The aggregate purchase price paid by us to the former shareholders of Newmark consisted of approximately $63.0 million in cash and approximately 339 thousand shares of our Class A common stock. The former shareholders of Newmark will also be entitled to receive up to an additional approximately 4.83 million shares of our Class A common stock over a five-year period if Newmark achieves certain enumerated gross revenue targets post-closing. During the year ended December 31, 2012, we purchased a majority interest in another affiliated company of Newmark for a total consideration transferred of approximately $2.1 million, as well as additional noncontrolling interests related to Newmark for approximately $8.3 million. Cantor Fitzgerald & Co. (“CF&Co”), an affiliate of Cantor, acted as an advisor to us in connection with this transaction.

On April 13, 2012, we completed the acquisition of substantially all of the assets of Grubb & Ellis. The total consideration transferred for Grubb & Ellis was approximately $47.1 million. The consideration transferred included the extinguishment of approximately $30.0 million (principal amount) pre-bankruptcy senior secured debt, which the Company purchased at a discount, and which had a fair value of approximately $25.6 million as of the acquisition date. The consideration transferred also included approximately $5.5 million under debtor-in-possession loans and $16.0 million in cash to the bankruptcy estate for the benefit of Grubb & Ellis’ unsecured creditors. CF&Co acted as an advisor to us in connection with this transaction and received a fee of $1.0 million.

We have substantially completed the process of transitioning hundreds of real estate professionals from the Grubb & Ellis bankruptcy estate to entities that it owns. We have executed employment/service and partnership arrangements with almost all of the brokers except for a small number who are operating within the Grubb & Ellis bankruptcy estate entity.

During the year ended December 31, 2012, we completed other acquisitions for a total consideration of $24.5 million, including Wolfe & Hurst, Smith Mack, Frederick Ross Company and Ginalfi Finance. Wolfe & Hurst Bond Brokers, Inc. is a municipal bonds inter-dealer broker in North America. Smith Mack is an independent full service commercial real estate services firm operating in Philadelphia and surrounding regions. Frederick Ross Company is the oldest full-service commercial real estate firm in Denver, and partner of Newmark Grubb Knight Frank since 2010. Ginalfi Finance is an inter-dealer broker based in Paris specializing in the intermediation of money markets products, credit bonds, government bonds and swaps.

Financial Overview

Revenues

Our revenues are derived primarily from brokerage commissions charged for either agency or matched principal transactions, revenues from real estate management services, fees from related parties, fees charged for market data and analytics products, fees from software solutions, and interest income.

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

We offer our brokerage services in five broad product categories: Rates, Credit, FX, Real Estate, and Equities and Other Asset Classes. The chart below details brokerage revenues by product category and by voice/hybrid versus fully electronic (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Brokerage revenue by product (actual results)(1):
Rates	$532,436	$578,453	$556,191
Credit	284,606	314,982	311,029
Foreign exchange	208,011	218,352	183,848
Real estate	331,010	44,980	—
Equities and other asset classes	156,106	214,497	177,602

Total brokerage revenues	$1,512,169	$1,371,264	$1,228,670

Brokerage revenue by product (percentage):
Rates	35.2%	42.2%	45.3%
Credit	18.8	23.0	25.3
Foreign exchange	13.8	15.9	15.0
Real estate	21.9	3.3	—
Equities and other asset classes	10.3	15.6	14.4

Total brokerage revenues	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$1,379,373	$1,235,638	$1,122,778
Fully electronic	132,796	135,626	105,892

Total brokerage revenues	$1,512,169	$1,371,264	$1,228,670

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	91.2%	90.1%	91.4%
Fully electronic	8.8	9.9	8.6

Total brokerage revenues	100.0%	100.0%	100.0%

(1)	Reclassifications of revenues across product categories may be reflected retroactively.

As the above table indicates, our brokerage operations in the rates product category produce a significant percentage of our total brokerage revenues. We expect that revenues from rates product brokerage operations will increase in absolute terms, but decline as a percentage of revenues as we continue to invest in expanding in other asset classes such as real estate, credit derivatives, foreign exchange, energy, commodities and equity-related products. These factors have enabled us to provide our client base with robust services across global markets.

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

Credit

We provide our brokerage services in a wide range of credit instruments, including asset-backed securities, convertible bonds, corporate bonds, credit derivatives and high yield bonds. The market for the most fundamental form of credit derivative, CDS, has grown significantly since its introduction in the mid-1990’s.

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

Real Estate

Following our acquisitions of Newmark and Grubb & Ellis, we offer a diverse range of commercial real estate brokerage and advisory services including leasing and corporate advisory services, appraisal, investment sales and financial services.

Equities and Other Asset Classes

We provide brokerage services in a range of markets for equity products, including cash equities, equity derivatives (both listed and OTC), equity index futures and options on equity products. In addition, we have a small commodities and energy derivatives business.

Real Estate Management Services

Following our acquisitions of Newmark and Grubb & Ellis, we provide commercial property management services to tenants and landlords in several key U.S. markets. In this business, we provide property and facilities management services along with project management and other consulting services to customers who utilize our commercial real estate brokerage services and other property owners.

Fees from Related Parties

We earn fees from related parties for technology services and software licenses and for certain administrative and back-office services we provide to affiliates, particularly Cantor and ELX Futures, L.P. (“ELX”). These administrative and back-office services include office space, utilization of fixed assets, accounting services, operational support, human resources, legal services and information technology.

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

Other Revenues

We earn other revenues from various sources, including underwriting fees. For the year ended December 31, 2012, “Other revenues” included a $52.5 million one-time gain from the Company’s sale of the London Metals Exchange (“LME”) in December 2012. The shares in LME had been granted to the Company as a result of the Company’s membership in the exchange, and as no consideration had been paid for the shares, the LME shares had no carrying value.

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

We have entered into various agreements with certain of its employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on their limited partnership interests or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. See Note 16—“Compensation” to the Company’s consolidated financial statements.

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

Primarily in the U.S., we pay fees to Cantor for performing certain administrative and other support, including charges for occupancy of office space, utilization of fixed assets and accounting, operations, human resources, legal services and technology infrastructure support. Management believes that these charges are a reasonable reflection of the utilization of services rendered. However, the expenses for these services are not necessarily indicative of the expenses that would have been incurred if we had not obtained these services from Cantor. In addition, these charges may not reflect the costs of services we may receive from Cantor in the future. We incur commissions and floor brokerage fees for clearing, brokerage and other transactional expenses for clearing and settlement services. We also incur various other normal operating expenses.

Provision for Income Taxes

We incur tax expenses based on the location, legal structure and jurisdictional taxing authorities of each of our subsidiaries. Certain of our entities are treated as U.S. partnerships for U.S. federal income tax purposes. As such, much of the income is not subject to U.S. federal and state income taxes because taxes related to income earned by partnerships represent obligations of the individual partners. The partners’ liability or benefit is not reflected in our consolidated financial statements. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes. Our consolidated financial statements include U.S. federal, state and local income taxes on our allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S.

Financial Highlights

For the year ended December 31, 2012, we had income from operations before income taxes of $55.7 million compared to $54.4 million, an increase of $1.3 million from the year earlier period. Total revenues increased approximately $302.3 million and total expenses increased approximately $300.9 million.

Total revenues were $1,767.0 million and $1,464.7 million for the years ended December 31, 2012 and 2011, respectively, representing a 20.6% increase. The main factors contributing to the increase were:

•	An increase in our front-office personnel from 2,147 at December 31, 2011 to 2,528 at December 31, 2012.

•	Our acquisition of Newmark, which was completed on October 14, 2011.

•	Our acquisition of Grubb & Ellis, which was completed on April 13, 2012.

•	The sale of our investment in the London Metals Exchange, as a result of Hong Kong Exchanges & Clearing Limited’s acquisition of the London Metals Exchange in December 2012.

•

Revenues related to fully electronic trading were 11.8% of Financial Services revenue compared to 10.9% a year ago. Revenues related to fully electronic trading include brokerage revenues as well as certain revenues recorded in fees from related parties.

Total compensation and employee benefits expense increased by $261.8 million or 29.2% for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily related to increased headcount (including as a result of the acquisitions of Newmark and Grubb & Ellis) as well as a $127.1 million charge recorded in the year ended December 31, 2012, related to the granting of exchangeability to limited partnership units as compared to a $108.3 million charge recorded in the year ended December 31, 2011.

The year ended December 31, 2012 was a challenging period in the financial services industry. Even in this difficult environment, we believe we are well positioned as we continue to increase the scale and depth of our real estate platform and continue to seek market driven opportunities to expand our business in numerous financial asset classes. We believe our overall performance will improve as we continue to increase the percentage of Financial Services segment revenues generated from fully electronic trading, and extend our employment agreements through our partnership enhancement program. We believe these initiatives will continue to improve our competitive position in the marketplace and improve employee retention.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2012		2011		2010
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$1,176,009	66.6%	$996,263	68.0%	$851,089	63.9%
Principal transactions	336,160	19.0	375,001	25.6	377,581	28.4

Total brokerage revenues	1,512,169	85.6	1,371,264	93.6	1,228,670	92.3
Real estate management services	122,704	6.9	1,222	0.1	—	—
Fees from related parties	53,159	3.0	62,227	4.2	65,996	5.0
Market data	17,302	1.0	17,772	1.2	18,314	1.4
Software solutions	9,962	0.6	9,190	0.6	7,804	0.6
Interest income	6,506	0.4	5,441	0.4	3,308	0.2
Other revenues	56,966	3.2	4,174	0.4	13,960	1.0
Losses on equity investments	(11,775)	(0.7)	(6,605)	(0.5)	(6,940)	(0.5)

Total revenues	1,766,993	100.0	1,464,685	100.0	1,331,112	100.0
Expenses:
Compensation and employee benefits	1,159,664	65.7	897,875	61.3	838,717	63.0
Allocation of net income to limited partnership units and founding/working partner units	12,964	0.7	18,437	1.3	23,307	1.8

Total compensation and employee benefits	1,172,628	66.4	916,312	62.6	862,024	64.8
Occupancy and equipment	155,349	8.8	129,087	8.8	113,520	8.5
Fees to related parties	11,792	0.7	11,635	0.8	13,450	1.0
Professional and consulting fees	72,777	4.1	67,746	4.6	45,238	3.4
Communications	90,807	5.1	86,392	5.9	78,249	5.9
Selling and promotion	86,040	4.9	79,087	5.4	68,066	5.1
Commissions and floor brokerage	22,733	1.3	25,877	1.8	20,055	1.5
Interest expense	34,885	2.0	24,606	1.7	14,080	1.1
Other expenses	64,245	3.5	69,584	4.7	59,515	4.4

Total expenses	1,711,256	96.8	1,410,326	96.3	1,274,197	95.7

Income from operations before income taxes	55,737	3.2	54,359	3.7	56,915	4.3
Provision for income taxes	20,224	1.2	15,999	1.1	11,543	0.9

Consolidated net income	35,513	2.0	38,360	2.6	45,372	3.4

Less: Net income attributable to noncontrolling interest in subsidiaries	11,649	0.6	18,223	1.2	24,210	1.8

Net income available to common stockholders	$23,864	1.4%	$20,137	1.4%	$21,162	1.6%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Brokerage Revenues

Total brokerage revenues increased by $140.9 million, or 10.3%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Commission revenues increased by $179.7 million, or 18.0%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Principal transactions revenues decreased by $38.8 million, or 10.4%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

The increase in brokerage revenues was driven by the addition of our Real Estate Services segment, partially offset by a decline in brokerage revenues for each of our Financial Services segment products.

Real Estate Services

Real estate brokerage revenues increased $286.0 million to $331.0 million for the year ended December 31, 2012. These revenues were generated by Newmark Knight Frank which was acquired in the fourth quarter of 2011, and Grubb & Ellis which was acquired in the second quarter of 2012.

Financial Services

Financial services brokerage revenues decreased $145.1 million for the year ended December 31, 2012 as compared to a year earlier as volatility was well below historical averages across most asset classes during the year, resulting in lower volumes industry wide. The year-over-year decrease by product was as follows: Rates decreased $46.0 million, credit decreased $30.4 million, foreign exchange decreased $10.3 million, and equities and other asset classes decreased $58.4 million.

The decrease in Rates revenues of $46.0 million was primarily driven by lower volumes as activity remained muted due to quantitative easing undertaken by major central banks.

Credit brokerage revenues decreased $30.4 million. Global credit market volume has declined as banks adjust to new capital requirements for credit transactions under Basel III and due to uncertainty surrounding the rules for clearing credit derivatives in the U.S.

Foreign exchange revenues decreased by $10.3 million. Global FX volumes were lower in 2012, largely as certain major central banks intervened to keep their currencies from appreciating and low interest rates in most major economies minimized the utilization of carry-trade strategies.

Revenues from equities and other asset classes decreased by $58.4 million. Global equity markets continued to be difficult in 2012 as equity derivative volumes were down between 9% and 41% according to the OCC, Eurex, Deutsche Bourse, and the CME.

Real Estate Management Services

Real estate management services revenues were $122.7 million for the year ended December 31, 2012. The revenues associated with property and facilities management fees are earned as a consequence of the acquisitions of Newmark Knight Frank and Grubb & Ellis in the fourth quarter of 2011 and the second quarter of 2012, respectively.

Fees from Related Parties

Fees from related parties decreased by $9.1 million, or 14.6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease was primarily due to lower revenues related to ELX and a reduced level of support fees for services provided to Cantor.

Market Data

Market data revenues decreased by $0.5 million, or 2.6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Software Solutions

Software solutions revenues increased by $0.8 million, or 8.4%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was primarily due to increases in revenue from our KLEOS business, which provides various services including co-location and the licensing of our trading technology.

Interest Income

Interest income increased by $1.1 million, or 19.6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was primarily due to increases in interest income on notes receivable related to the acquisition of Grubb & Ellis as well as interest income on employee loans.

Other Revenues

Other revenues increased by $52.8 million, as compared to the year ended December 31, 2011. The increase was primarily due to a $52.5 million gain related to the sale of our investment in the London Metals Exchange (the “LME”) as a result of Hong Kong Exchanges & Clearing Limited’s acquisition of the LME in December 2012. Also contributing to this increase was a $2.4 million increase in miscellaneous income related to a legal settlement recorded in the year ended December 31, 2012.

Losses on Equity Investments

Losses on equity investments increased by $5.2 million, or 78.3%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Losses on equity investments represent our pro rata share of the net income or losses on investments over which we have a significant influence but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $261.8 million, or 29.2%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily driven by our year-over-year increase in headcount due to the acquisitions of Newmark and Grubb & Ellis, which closed in October 2011 and April 2012, respectively. Also contributing to this increase in compensation expense was a $127.1 million charge recorded in the year ended December 31, 2012, related to the granting of exchangeability of limited partnership units as compared to a $108.3 million charge recorded in the year ended December 31, 2011.

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocations of net income to limited partnership units and founding/working partner units decreased by $5.4 million or 29.7% for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Allocations of net income to limited partnership units and founding/working partner units represents the pro rata interest in net income attributable to such partners’ units based on the weighted-average economic ownership for the period. The allocation of income to limited partnership units and founding/working partner units for the year ended December 31, 2012, was $13.0 million, compared to $18.4 million for the year ended December 31, 2011.

Occupancy and Equipment

Occupancy and equipment expense increased by $26.3 million, or 20.3%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was primarily due to increased headcount associated with the acquisitions of Newmark and Grubb & Ellis in October 2011 and April 2012, respectively. Also impacting this increase were increased costs related to software licenses and maintenance also due to the increased headcount.

Fees to Related Parties

Fees to related parties increased by $0.2 million, or 1.3%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Fees to related parties are charges to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $5.0 million, or 7.4%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was primarily due to increased costs associated with the acquisitions of Newmark and Grubb & Ellis.

Communications

Communications expense increased by $4.4 million, or 5.1%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily driven by increased market data and communication costs associated with our increased headcount. As a percentage of total revenues, communications expense decreased across the two periods.

Selling and Promotion

Selling and promotion expense increased by $7.0 million, or 8.8%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was associated with our increase in Real Estate Services brokerage revenues. As a percentage of total revenues, selling and promotion expense decreased across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $3.1 million, or 12.1%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to lower clearinghouse charges related to the equities business, due to decreased volumes during the year ended December 31, 2012.

Interest Expense

Interest expense increased by $10.3 million, or 41.8%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was primarily related to increased costs as a result of the Company’s issuance of the 8.125% Senior Notes in June 2012 in addition to the 4.50% Convertible Notes issued in July 2011. See Note 15—“Notes Payable, Collateralized and Short-Term Borrowings” to the Company’s consolidated financial statements.

Other Expenses

Other expenses decreased $5.3 million or 7.7% for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was primarily due to lower costs associated with hiring new brokers and a $4.0 million reduction in impairment charges taken on marketable securities. These decreases were partially offset by increases in other expenses related to the inclusion of Newmark and Grubb & Ellis business activities.

Provision for Income Taxes

The provision for income taxes increased by $4.2 million, or 26.4%, to $20.2 million, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in income tax expense and the effective tax rate resulted from an increase in permanent differences related to nondeductible expenses and noncontrolling interests. This was partially offset by the net change in valuation allowance, as well as an increase in the proportion of pre-tax income subject to lower tax jurisdictions. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $6.6 million to $11.6 million for the year ended December 31, 2012 as compared to income of $18.2 million the year ended December 31, 2011. This decrease resulted from reduced allocations of net income to Cantor units for the year ended December 31, 2012.

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

Real Estate Services revenues represented $45.0 million of the overall increase. These revenues relate to the Newmark acquisition, which was completed on October 14, 2011.

Revenues from equities and other asset classes increased by $36.9 million driven primarily by Mint Partners, increased industry volumes and product expansion in the equity business.

Real Estate Management Services

Real estate management services revenues were $1.2 million for the year ended December 31, 2011. These revenues were generated by Newmark Knight Frank, which was acquired in the fourth quarter of 2011.

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

Other Revenues

Other revenues decreased by $9.8 million, or 70.1%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease was primarily due to the receipt of $11.6 million during the year ended December 31, 2010, from REFCO Securities, LLC with respect to its fixed fee U.S. Treasury securities contract. This decrease was partially offset by a $1.4 million increase related to the acquisition of Newmark.

Losses on Equity Investments

Losses on equity investments decreased by $0.3 million, or 4.8%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Losses on equity investments represent our pro rata share of the net income or losses on investments over which we have a significant influence but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $59.2 million, or 7.1%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily driven by a $108.3 million charge recorded in the year ended December 31, 2011, related to the granting of exchangeability of limited partnership units as compared to a $42.4 million charge recorded in the year ended December 31, 2010. Also contributing to this increase in compensation expense was our year-over-year increase in headcount, as well as growth in brokerage revenues and the corresponding increase in compensation, partially offset by the ongoing benefits of our global compensation restructuring program.

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

Occupancy and Equipment

Occupancy and equipment expense increased by $15.6 million, or 13.7%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was primarily due to increased costs related to software licenses and maintenance due to increased headcount as well as a charge related to an adjustment to our sublease provision.

Fees to Related Parties

Fees to related parties decreased by $1.8 million, or 13.5%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Fees to related parties are charges to Cantor for administrative and support services.

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

Other Expenses

Other expenses increased by $10.1 million, or 16.9%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. During the year ended December 31, 2011, the Company recorded impairment charges of $4.0 million related to marketable securities.

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

Year ended December 31, 2012 (in thousands):

	Financial Services	Real Estate Services*	Corporate Items	Total
Total revenues	$1,221,409	$454,616	$90,968	$1,766,993
Total expenses	1,007,111	431,726	272,419	1,711,256

Income (loss) from operations before income taxes	$214,298	$22,890	$(181,451)	$55,737

*	For the year ended December 31, 2012, the Real Estate Services segment income (loss) from operations before income taxes excludes $21.1 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Year ended December 31, 2011 (in thousands):

	Financial Services	Real Estate Services*	Corporate Items	Total
Total revenues	$1,369,906	$47,682	$47,097	$1,464,685
Total expenses	1,081,429	41,937	286,960	1,410,326

Income (loss) from operations before income taxes	$288,477	$5,745	$(239,863)	$54,359

*	For the year ended December 31, 2011, the Real Estate Services segment income (loss) from operations before income taxes excludes $3.8 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Year ended December 31, 2010 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$1,273,521	$—	$57,591	$1,331,112
Total expenses	1,043,624	—	230,573	1,274,197

Income (loss) from operations before income taxes	$229,897	$—	$(172,982)	$56,915

Segment Results for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues

•

Revenues for Financial Services decreased approximately $148.5 million, or 10.8%, to $1,221.4 million for the year ended December 31, 2012 from $1,369.9 million for the year ended December 31, 2011. The decrease in revenues for our Financial Services segment was primarily due to a decline in brokerage revenues across the Financial Services asset classes.

•

Revenues for Real Estate Services increased approximately $406.9 million, or 853.4%, to $454.6 million for the year ended December 31, 2012 from $47.7 million for the year ended December 31, 2011. The increase in revenues for our Real Estate Services segment was primarily due to our acquisition of substantially all of the assets of Grubb & Ellis in April of 2012, a full year of Newmark’s results, and more favorable industry metrics.

Expenses

•

Total expenses for Financial Services decreased approximately $74.3 million, or 6.9%, to $1,007.1 million for the year ended December 31, 2012 from $1,081.4 million for the year ended December 31, 2011. The decrease in expenses for our Financial Services segment was primarily due to decreases in compensation expense as well as decreases in non-compensation expenses, including decreases in selling and promotion expenses associated with our overall decrease in financial services brokerage revenues in the year ended December 31, 2012 (which has an impact on the amount spent on client entertainment and travel) and decreases in professional and consulting fees as a result of decreases in legal expenses.

•

Total expenses for Real Estate Services increased approximately $389.8 million, or 929.5%, to $431.7 million for the year ended December 31, 2012 from $41.9 million for the year ended December 31, 2011. Prior to our acquisitions of Newmark and Grubb & Ellis on October 14, 2011 and April 13, 2012, respectively, we had no expenses from Real Estate Services.

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services decreased approximately $74.2 million, or 25.7%, to $214.3 million for the year ended December 31, 2012 from $288.5 million for the year ended December 31, 2011. The decrease in income (loss) from operations before income taxes for our Financial Services segment was primarily due to lower revenues, as described above, net of decreased expenses, as also described above.

•

Income (loss) from operations before income taxes for Real Estate Services increased $17.1 million, or 298.4%, to $22.9 million for the year ended December 31, 2012 from $5.7 million for the year ended December 31, 2011. Prior to our acquisitions of Newmark and Grubb & Ellis on October 14, 2011 and April 13, 2012, respectively, we had no income (loss) from operations before income taxes from Real Estate Services.

Segment Results for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues

•

Revenues for Financial Services increased approximately $96.4 million, or 7.6%, to $1,369.9 million for the year ended December 31, 2011 from $1,273.5 million for the year ended December 31, 2010. The increase in revenues for our Financial Services segment was primarily due to higher revenues from the Company’s desks in all financial services brokerage product categories.

•	Revenues for Real Estate Services were $47.7 million for the year ended December 31, 2011. Prior to our acquisition of Newmark on October 14, 2011, we had no revenues from Real Estate Services.

Expenses

•

Total expenses for Financial Services increased approximately $37.8 million, or 3.6%, to $1,081.4 million for the year ended December 31, 2011 from $1,043.6 million for the year ended December 31, 2010. The increase in expenses for our Financial Services segment was primarily due to an increase in compensation expense as well as increases in non-compensation expenses, including increases in occupancy and equipment, and selling and promotion expenses associated with our increase in brokerage revenues in the year ended December 31, 2011 (which has an impact on the amount spent on client entertainment and travel) and our acquisition of Mint Partners.

•	Total expenses for Real Estate Services were $41.9 million for the year ended December 31, 2011. Prior to our acquisition of Newmark on October 14, 2011, we had no expenses from Real Estate Services.

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services increased approximately $58.6 million, or 25.5%, to $288.5 million for the year ended December 31, 2011 from $229.9 million for the year ended December 31, 2010. The increase in income (loss) from operations before income taxes for our Financial Services segment was primarily due to higher revenues, as described above, net of increased expenses, as also described above.

•

Income (loss) from operations before income taxes for Real Estate Services was $5.7 million for the year ended December 31, 2011. Prior to our acquisition of Newmark on October 14, 2011, we had no income (loss) from operations before income taxes from Real Estate Services.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenues:
Commissions	$293,350	$302,874	$308,438	$271,347	$250,921	$261,496	$239,132	$244,714
Principal transactions	76,312	76,417	83,686	99,745	79,888	94,997	102,007	98,109
Real estate management services	41,141	39,672	37,930	3,961	1,222	—	—	—
Fees from related parties	14,016	13,102	13,494	12,547	15,366	15,220	16,206	15,435
Market data	4,182	4,166	3,990	4,964	4,042	4,556	4,598	4,576
Software solutions	2,541	2,485	2,487	2,449	2,472	2,328	2,257	2,133
Interest income	1,371	1,397	1,543	2,195	1,351	1,730	954	1,406
Other revenues	52,936	3,199	622	209	1,777	1,283	803	311
Losses on equity investments	(3,672)	(2,995)	(2,652)	(2,456)	(1,870)	(1,675)	(1,399)	(1,661)

Total revenues	482,177	440,317	449,538	394,961	355,169	379,935	364,558	365,023
Expenses:
Compensation and employee benefits	316,097	288,669	308,029	246,869	216,298	253,879	218,729	208,969
Allocations of net income to limited partnership units and founding/working partner units	5,019	56	1,909	5,980	—	—	9,237	9,200

Total compensation and employee benefits	321,116	288,725	309,938	252,849	216,298	253,879	227,966	218,169
Occupancy and equipment	40,018	40,010	39,092	36,229	34,118	29,943	35,740	29,286
Fees to related parties	2,267	2,837	3,169	3,519	2,719	3,297	3,018	2,601
Professional and consulting fees	15,881	18,062	19,515	19,319	19,569	19,625	15,211	13,341
Communications	24,584	22,863	21,402	21,958	21,753	21,508	21,801	21,330
Selling and promotion	20,928	22,153	23,513	19,446	19,951	19,507	19,443	20,186
Commissions and floor brokerage	5,545	5,675	5,833	5,680	6,311	6,539	6,932	6,095
Interest expense	9,991	9,758	7,578	7,558	8,689	6,754	4,768	4,395
Other expenses	13,084	26,622	15,048	9,491	14,939	23,365	6,199	25,081

Total expenses	453,414	436,705	445,088	376,049	344,347	384,417	341,078	340,484
Income (loss) from operations before income taxes	28,763	3,612	4,450	18,912	10,822	(4,482)	23,480	24,539
Provision (benefit) for income taxes	10,329	2,623	70	7,202	3,905	(1,338)	6,031	7,401

Consolidated net income (loss)	18,434	989	4,380	11,710	6,917	(3,144)	17,449	17,138

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	4,266	1,440	2,422	3,521	3,077	(1,111)	7,785	8,472

Net income (loss) available to common stockholders	$14,168	$(451)	$1,958	$8,189	$3,840	$(2,033)	$9,664	$8,666

The tables below detail our brokerage revenues by product category for the indicated periods (in thousands):

	For the Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Brokerage revenue by product (actual results):
Rates	$119,791	$131,359	$134,402	$146,884	$128,115	$151,813	$145,715	$152,810
Credit	62,225	67,926	70,084	84,371	66,148	83,507	78,134	87,193
Foreign exchange	47,130	48,910	53,240	58,731	47,383	61,120	55,630	54,219
Real estate	104,492	96,551	92,682	37,285	44,980	—	—	—
Equities and other asset classes	36,024	34,545	41,716	43,821	44,183	60,053	61,660	48,601

Total brokerage revenues	$369,662	$379,291	$392,124	$371,092	$330,809	$356,493	$341,139	$342,823

Brokerage revenue by product (percentage):
Rates	32.4%	34.6%	34.3%	39.6%	38.7%	42.6%	42.7%	44.6%
Credit	16.8	17.9	17.9	22.7	20.0	23.4	22.9	25.4
Foreign exchange	12.7	12.9	13.6	15.8	14.3	17.1	16.3	15.8
Real estate	28.3	25.5	23.6	10.1	13.6	—	—	—
Equities and other asset classes	9.8	9.1	10.6	11.8	13.4	16.9	18.1	14.2

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$339,155	$346,251	$358,395	$335,572	$299,307	$322,335	$305,338	$308,658
Fully electronic	30,507	33,040	33,729	35,520	31,502	34,158	35,801	34,165

Total brokerage revenues	$369,662	$379,291	$392,124	$371,092	$330,809	$356,493	$341,139	$342,823

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	91.7%	91.3%	91.4%	90.4%	90.5%	90.4%	89.5%	90.0%
Fully electronic	8.3	8.7	8.6	9.6	9.5	9.6	10.5	10.0

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term funding (equity and long-term debt) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at December 31, 2012 were $1.6 billion, an increase of 16.6% as compared to December 31, 2011. The increase in total assets was driven primarily by an increase in receivables from broker-dealers, clearing organizations, customers and related broker-dealers and other assets. We maintain a significant portion of our assets in cash, with our cash position (which we define as cash and cash equivalents plus unencumbered securities held for liquidity purposes) at December 31, 2012 of $420.4 million. See “Cash Position Analysis” below for a further discussion of cash and cash equivalents.

Funding

Our funding base consists of longer-term capital (equity, notes payable and collateralized borrowings), shorter-term liabilities (including our credit facility to the extent drawn) and accruals that are a natural outgrowth of specific assets and/or the business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances significantly exceed our unsecured letters of credit, unsecured bank borrowings and the amortization of our collateralized long-term debt. We have also entered into secured loan arrangements, which are repayable in consecutive monthly installments with the final payments due in December 2016. A significant portion of our cash is held in our largest regulated entities and we believe that cash in and available to these entities, inclusive of financing provided by clearing banks, is adequate for potential cash demands of normal operations such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends issued pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

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

Equity

We currently have in place an effective equity shelf Registration Statement on Form S-3 (the “Form S-3 Registration Statement”) with respect to the issuance and sale of up to 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. As of March 1, 2013, we have issued and sold an aggregate of approximately 5.0 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the controlled equity offering sales agreement we entered into with CF&Co on December 12, 2012 (the “December 2012 Sales Agreement”), with approximately 15.0 million shares of Class A common stock remaining to be sold under the December 2012 Sales Agreement. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these registrations along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 1, 2013, we have issued an aggregate of 2.7 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of March 1, 2013, we have issued approximately 87.8 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

Notes Payable, Collateralized Borrowings and Credit Facility

On April 1, 2010, we effectively refinanced $150.0 million in Senior Notes payable via issuance of the 8.75% Convertible Notes to Cantor. The details of this issuance are provided in the “Notes Payable, Collateralized and Short-Term Borrowings” section below.

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

The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing the Company’s existing businesses and operations, expanding its businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of its Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in the Company’s subsidiaries. As of March 1, 2013, the Company had no borrowings outstanding under the Credit Agreement.

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

On various dates beginning in 2009 and most recently on December 27, 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets in exchange for loans. Additional details regarding our secured loan arrangements are provided in the “Notes Payable, Collateralized and Short-Term Borrowings” section below.

We may raise additional funds from time to time through equity or debt financing, including public and private sales of debt securities, to finance our business, operations and possible acquisitions.

Credit Ratings

Our public long-term credit ratings and associated outlook are as follows*:

	Rating	Outlook
Fitch Ratings Inc.	BBB	Negative**
Standard & Poor’s	BBB-	Stable

*	On July 5, 2012, we terminated our rating engagement with Moody’s Investors Service. On July 30, 2012, Moody’s placed our rating on review for possible downgrade. On October 4, 2012, Moody’s downgraded our long-term debt rating to Ba2 from Ba1 and changed its outlook from negative to stable. On November 8, 2012, Moody’s withdrew its credit rating on our long-term debt.
**	On January 8, 2013, Fitch Ratings Inc. changed its outlook from stable to negative.

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

Cash Position Analysis

Below is an analysis of the changes in our cash position for the years ended December 31, 2012 and 2011. Our cash position is defined as cash and cash equivalents plus unencumbered securities held for liquidity purposes. The analysis below describes the key components of our earnings, dividends and distributions, investing and funding, security settlements and our working capital activities.

Our cash analysis starts with consolidated net income adjusted for certain non-cash items (e.g., grants of exchangeability) as presented on the cash flow statement. Dividends and distributions are payments made to our holders of common shares and limited partnership interests and are related to earnings from prior periods. This timing difference will impact our sources and uses of cash in a given period.

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

Other changes in working capital represent changes primarily in receivables and payables and accrued liabilities that impact our cash position.

For the year ended December 31, 2012, our cash position increased $34.7 million to $420.4 million as of December 31, 2012.

	Year Ended December 31,
(in millions)	2012	2011
Cash position, beginning of period	$385.7	$375.1
Consolidated net income, adjusted for non-cash items	183.4	197.6
Dividends and distributions related to prior periods	(182.9)	(161.6)
Treasury stock repurchases	(0.3)	(0.4)

Net cash from earnings, dividends and distributions	0.2	35.6

Investing and funding activities:
Increases in funding	101.4	188.0
Investments	(100.4)	(99.0)

Net investing and funding activities	1.0	89.0
Securities settlements	5.2	(10.9)
Other changes in working capital	27.8	(107.4)
All other	0.5	4.3

Cash position, end of period	$420.4	$385.7

Discussion of year ended December 31, 2012

For the year ended December 31, 2012, we generated earnings adjusted for non-cash items of $183.4 million and paid dividends and distributions to shareholders and limited partners of $182.9 million of which $90.6 million related to dividends associated with fourth quarter 2011 and first, second and third quarter 2012 earnings and $92.3 million related to partnership earnings in the third and fourth quarters of 2011 and first and second quarters of 2012.

Our investing and funding activities generated approximately $1.0 million of cash during the period. Increases in our funding generated $101.4 million primarily driven by the issuance of $112.5 million of Senior Notes on June 26, 2012, offset by repayment of short-term borrowings of $13.6 million. During this period, we invested $100.4 million primarily in investments in Grubb & Ellis and ELX, and employee loans.

Our securities settlement activities generated $5.2 million of cash during the period, which is a temporary increase in cash.

Working capital and other sources of cash were approximately $28.3 million.

Discussion of year ended December 31, 2011

In the year ended December 31, 2011, we generated earnings adjusted for non-cash items of $197.6 million and paid dividends and distributions to shareholders and limited partners of $161.6 million of which $77.3 million related to dividends associated with fourth quarter 2010 and first, second and third quarters of 2011 earnings and $84.3 million related to partnership earnings in the third and fourth quarter of 2010 and first and second quarters of 2011.

Our investing and funding activities generated approximately $89.0 million of cash during the period. Increases in our funding generated $188.0 million primarily driven by $144.2 million in net proceeds from the issuance of convertible notes, $13.8 million in net proceeds of Class A share issuances under our controlled equity offerings, and proceeds from the exercise of stock options in the amount of $12.2 million during the period. Our investments were approximately $99.0 million which was primarily comprised of our investment in Newmark and the issuance of employee loans, net of amortization.

Our securities settlements activities utilized $10.9 million of cash during the period. Other changes in working capital utilized $107.4 million cash during the period. This was primarily driven by decreases in accounts payable and accrued expenses.

Notes Payable, Collateralized and Short-Term Borrowings

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes.

The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75% currently, which will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. The 8.75% Convertible Notes are currently convertible, at the holder’s option, at a conversion rate of 155.8938 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. The 8.75% Convertible Notes are currently convertible into approximately 23.4 million shares of Class A common stock. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

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

The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semi-annually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes are currently convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. This conversion rate is equal to a conversion price of $9.84 per share, a 20% premium over the $8.20 closing price of our Class A common stock on the NASDAQ on July 25, 2011. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. The 4.50% Convertible Notes are currently convertible into approximately 16.3 million shares of Class A common stock. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $143.4 million as of December 31, 2012.

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($9.97 as of December 31, 2012, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011), and currently have a cap price equal to approximately $12.46 per share.

The net proceeds from this offering were approximately $144.2 million after deducting the initial purchasers’ discounts and commissions, estimated offering expenses and the cost of the capped call transactions. The Company used the net proceeds from the offering for general corporate purposes, including financing acquisitions.

On June 26, 2012, the Company issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042 pursuant to the Company’s effective Shelf Registration Statement on Form S-3, as amended. The 8.125% Senior Notes are senior unsecured obligations of BGC Partners, Inc. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes are listed on the New York Stock Exchange under the symbol “BGCA.” The Company used the proceeds to repay short-term borrowings under its unsecured revolving credit facility and for general corporate purposes, including acquisitions. The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. CF&Co, an affiliate of the Company, served as one of the underwriters in this transaction and was paid an underwriting fee of approximately $0.2 million.

On various dates beginning in 2009 and most recently in December 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets in exchange for loans. The secured loan arrangements have fixed rates between 2.62% and 8.09% per annum and are repayable in consecutive monthly installments with the final payments due in December 2016. The outstanding balance of the secured loan arrangements was $37.6 million and $20.6 million as of December 31, 2012 and 2011, respectively. The value of the fixed assets pledged was $32.1 million and $18.0 million as of December 31, 2012 and 2011, respectively. The secured loan arrangements are guaranteed by the Company.

On various dates during the years ended December 31, 2011 and 2010, the Company sold certain furniture, equipment, and software for $34.2 million, net of costs, and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $11.7 million and $22.4 million as of December 31, 2012 and 2011, respectively. The value of the fixed assets pledged was $8.3 million and $17.0 million as of December 31, 2012 and 2011, respectively.

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

During the year ended December 31, 2011, the Company entered into a Credit Agreement with a bank syndicate which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013 (for a detailed description of this facility, see Note 15—“Notes Payable, Collateralized and Short-Term Borrowings” to the Company’s consolidated financial statements). The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing the Company’s existing businesses and operations, expanding its businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of its Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in the Company’s subsidiaries. The Company’s maximum borrowings under the Credit Agreement during 2012 were $90.0 million, and as of March 1, 2013, the Company had no borrowings outstanding under the Credit Agreement.

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

As of December 31, 2012, $324.4 million of net assets were held by regulated subsidiaries. As of December 31, 2012, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $158.1 million.

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
Shares outstanding at beginning of period	97,220,042	70,255,518
Share issuances:
Cantor’s exchange of Cantor units (1)	—	9,000,000
Redemptions and exchanges of limited partnership interests (2)	18,024,094	12,259,184
Vesting of restricted stock units (RSUs)	1,343,894	1,937,093
Exercises of stock options	—	1,803,024
Acquisitions (3)	2,119,393	376,991
Purchase of notes receivable in connection with the Company’s acquisition of Grubb & Ellis	453,172	—
Other issuances of Class A common stock (4)	4,797,177	1,649,161
Treasury stock repurchases	(44,013)	(60,929)

Shares outstanding at end of period	123,913,759	97,220,042

(1)	The issuances related to exchanges of Cantor units did not impact the fully diluted number of shares and units outstanding. These shares are restricted securities. As of December 31, 2012, Cantor beneficially owned an aggregate of 48,782,933 Cantor units.
(2)	The issuances related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
(3)	For the years ended December 31, 2012 and 2011, respectively, 200,789 and 45,959 of these shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act.
(4)	During the year ended December 31, 2012, the Company issued and donated an aggregate of 2,860,000 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day. 1,050,000 of these shares have been included in the registration statement for resale by the Relief Fund. During the year ended December 31, 2011, the Company issued and donated an aggregate of 443,686 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day. These shares have been included in the registration statement for resale by the Relief Fund. In addition, during the year ended December 31, 2011, three partners of BGC Holdings donated an aggregate of 995,911 shares of Class A common stock to the Relief Fund. The aggregate 995,911 shares of Class A common stock were issued by the Company on July 27, 2011. These shares have been included in the registration statement for resale by the Relief Fund.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the year ended December 31, 2012. During the year ended December 31, 2011, the Company issued 9.0 million shares of Class B common stock to Cantor upon Cantor’s exchange of 9.0 million Cantor units. These shares are restricted securities. These issuances did not impact the fully diluted number of shares and units outstanding.

Controlled Equity Offering

The Company has entered into controlled equity offering sales agreements with Cantor Fitzgerald & Co. (“CF&Co”) pursuant to which the Company may offer and sell up to an aggregate of 51.0 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its controlled equity offering sales agreements are used primarily for redemptions of limited partnership interests in BGC Holdings. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under these agreements, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of December 31, 2012, the Company has sold 31,934,910 shares of Class A common stock under these agreements.

Unit Redemptions and Stock Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. On August 6, 2012, the Company’s Board of Directors increased the BGC Partners share repurchase and unit redemption authorization to $100 million. As of December 31, 2012, the Company had approximately $69.0 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares or redeem units.

Unit redemption and share repurchase activity for the year ended December 31, 2012 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions (1)
January 1, 2012—March 31, 2012	3,833,973	$6.60
April 1, 2012—June 30, 2012	2,922,241	6.60
July 1, 2012—September 30, 2012	4,844,911	5.08
October 1, 2012—December 31, 2012	4,779,145	3.50

Total Redemptions	16,380,270	$5.25
Repurchases (2)
January 1, 2012—March 31, 2012	44,013	$7.66
April 1, 2012—June 30, 2012	—	—
July 1, 2012—September 30, 2012	—	—
October 1, 2012—December 31, 2012	—	—

Total Repurchases	44,013	$7.66

Total Redemptions and Repurchases	16,424,283	$5.25	$68,998,249

(1)	During the year ended December 31, 2012, the Company redeemed approximately 14.9 million limited partnership units at an average price of $5.13 per unit and approximately 1.4 million founding/working partner units at an average price of $6.46 per unit. During the year ended December 31, 2011, the Company redeemed approximately 8.6 million limited partnership units at an average price of $6.60 per unit and approximately 0.2 million founding/working partner units at an average price of $7.77 per unit.
(2)	During the year ended December 31, 2012, the Company repurchased 44,013 shares of Class A common stock at an aggregate purchase price of approximately $337 thousand for an average price of $7.66 per share. During the year ended December 31, 2011, the Company repurchased 60,929 shares of Class A common stock at an aggregate purchase price of approximately $392 thousand for an average price of $6.43 per share.

The fully diluted weighted-average share counts for the three months and the year ended December 31, 2012 were as follows (in thousands):

	Three Months Ended December 31, 2012	Year Ended December 31, 2012
Common stock outstanding(1)	154,189	144,886
Limited partnership interests in BGC Holdings	142,915	134,935
RSUs (Treasury stock method)	506	581
Other	—	407

Total(2)	297,610	280,809

(1)	Common stock outstanding consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended December 31, 2012, the weighted-average share count of Class A shares was 119.3 million and Class B shares was 34.8 million. For the year ended December 31, 2012, the weighted-average share count of Class A shares was 110.0 million and Class B shares was 34.8 million.
(2)

For the quarter and year ended December 31, 2012, approximately 39.6 million and 39.2 million, respectively, Class A shares issuable upon conversion of convertible notes were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. In addition, for the quarter and year ended December 31, 2012, approximately 9.6 million and 9.8 million, respectively, potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Also, as of December 31, 2012, approximately 5.1 million shares of contingent Class A common stock were excluded because the conditions for issuance had not been met by the end of the period.

Stock Option Exercises

During the year ended December 31, 2011, Howard W. Lutnick, the Company’s Chief Executive Officer, exercised an employee stock option with respect to 1.5 million shares of Class A common stock at an exercise price of $5.10 per share. The exercise price was paid in cash from Mr. Lutnick’s personal funds.

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

The Company did not issue any shares of its Class A common stock related to the exercise of stock options during the year ended December 31, 2012.

Executive Compensation

On May 4, 2012, the Compensation Committee authorized management to restructure the partnership and compensation arrangement of Mr. Lutnick by authorizing (i) the issuance to Mr. Lutnick of 2,449,312 PSUs and the cancellation of the equivalent number of outstanding REUs that had been previously issued to Mr. Lutnick and (ii) the grant of a right of exchange with respect to such 2,449,312 PSUs. Mr. Lutnick has indicated that he has no current plans to exchange the PSUs into shares of Class A common stock at this time, and the Company has no current plans to redeem the PSUs.

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

As of December 31, 2012, there were 495,284 non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

Market Summary

The following table provides certain volume and transaction count information on the eSpeed system for the quarterly periods indicated:

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Volume (in billions)
Fully Electronic—Rates—(1)	$8,618	$10,340	$11,984	$12,091	$10,920
Fully Electronic—FX, Credit, Equities & Other—(2)	1,093	1,237	1,407	1,413	1,186

Total Fully Electronic Volume	9,711	11,577	13,391	13,504	12,106

Total Hybrid Volume—(3)	34,714	37,939	34,719	35,152	26,336

Total Fully Electronic and Hybrid Volume	$44,425	$49,516	$48,110	$48,656	$38,442

Transaction Count (in thousands, except for days)
Fully Electronic—Rates—(1)	3,220	3,740	4,538	4,860	4,956
Fully Electronic— FX, Credit, Equities & Other—(2)	675	720	896	845	705

Total Fully Electronic Transactions	3,895	4,460	5,434	5,705	5,661

Total Hybrid Transactions	619	678	707	587	536

Total Transactions	4,514	5,138	6,141	6,292	6,197

Trading Days	64	63	63	62	63

(1)	Defined as U.S. Treasuries, Canadian Sovereigns, European Government Bonds, Repos, Interest Rate Swaps, and Futures.
(2)	Defined as Foreign Exchange Derivatives, Spot Foreign Exchange, Credit Derivatives, Corporate Bonds, Commodity Derivatives and Equity-Related Products.
(3)	Defined as volume from hybrid transactions conducted by BGC Brokers using the eSpeed system, exclusive of voice-only transactions.

Note:	The above historical volume figures have been adjusted to reflect the reclassification of certain brokerage desks. These reclassifications had no impact on the Company’s total fully electronic or hybrid volumes or on BGC Partners’ revenues related to fully electronic trading, overall revenues, or earnings.

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

Annual Market Activity

Fully electronic volume on the eSpeed and BGC Trader system, including new products, was $48.2 trillion for the year ended December 31, 2012, down 15.7% from $57.2 trillion for the year ended December 31, 2011. Our combined voice-assisted and screen-assisted volume for the year ended December 31, 2012 was $190.7 trillion, down 1.8% from $194.1 trillion for the year ended December 31, 2011.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at December 31, 2012 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases(1)	$234,339	$45,260	$70,489	$46,334	$72,256
Notes payable and collateralized obligations(2)	472,371	23,368	174,473	162,030	112,500
Interest on notes payable(3)	327,146	30,929	50,471	22,207	223,539

Total contractual obligations	$1,033,856	$99,557	$295,433	$230,571	$408,295

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $16.2 million over the life of the agreement. These sub-lease payments are included in the table above.
(2)	Notes payable and collateralized obligations reflects the issuance of $150.0 million of the 8.75% Convertible Notes with a contractual maturity date in 2015 (unless earlier repurchased, exchanged or converted), $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of December 31, 2012 was approximately $143.4 million) with a contractual maturity date in 2016 (unless earlier repurchased, exchanged or converted), $112.5 million of the 8.125% Senior Notes (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of December 31, 2012 was approximately $108.8 million) with a contractual maturity date in 2042 (which may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option) and $49.6 million of secured loan arrangements (the $49.6 million represents the principal amount of the debt; the carrying value of the secured loan arrangements as of December 31, 2012 was approximately $49.3 million) with maturity dates from 2012 to 2016. See Note 15—“Notes Payable, Collateralized and Short-Term Borrowings,” to the Company’s consolidated financial statements for more information regarding these obligations, including timing of payments and compliance with debt covenants.
(3)	The $223.5 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into arrangements with unconsolidated entities, including variable interest entities. See Note 12—“Investments” to the Company’s consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to the Company’s investments in unconsolidated entities.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in these consolidated financial statements. We believe that of our significant accounting policies (see Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K), the following policies involve a higher degree of judgment and complexity.

Revenue Recognition

We derive our revenues primarily through commissions from brokerage services, the spread between the buy and sell prices on matched principal transactions, revenues from real estate management services, fees from related parties, fees from certain information products, fees for the provision of certain software solutions, and other revenues.

We recognize revenue when four basic criteria have been met:

•	Existence of persuasive evidence that an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed and determinable; and

•	Collectability is reasonably assured.

The judgments involved in revenue recognition include determining the appropriate time to recognize revenue. In particular within our Real Estate Services segment, we evaluate our transactions to determine whether contingencies exist that may impact the timing of revenue recognition.

Equity-Based and Other Compensation

Discretionary Bonus: A portion of our compensation and employee benefits expense is comprised of discretionary bonuses, which may be paid in cash, equity, partnership awards or a combination thereof. We accrue expense in a period based on revenues in that period and on the expected combination of cash, equity and partnership units. Given the assumptions used in estimating discretionary bonuses, actual results may differ.

Restricted Stock Units: We account for equity-based compensation under the fair value recognition provisions of the FASB guidance. Restricted stock units (“RSUs”) provided to certain employees are accounted for as equity awards, and as per FASB guidance, we are required to record an expense for the portion of the RSUs that is ultimately expected to vest. FASB guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because significant assumptions are used in estimating employee turnover and associated forfeiture rates, actual results may differ from our estimates under different assumptions or conditions.

The fair value of RSUs awards to employees is determined on the date of grant, based on the market value of our Class A common stock. Generally, RSUs granted by us as employee compensation do not receive dividend equivalents; as such, we adjust the fair value of the RSUs for the present value of expected forgone dividends, which requires us to include an estimate of expected dividends as a valuation input. This grant-date fair value is amortized to expense ratably over the awards’ vesting periods. For RSUs with graded vesting features, we have made an accounting policy election to recognize compensation cost on a straight-line basis. The amortization is reflected as non-cash equity-based compensation expense in our consolidated statements of operations.

Limited Partnership Units: Limited partnership units in BGC Holdings are generally held by employees. Generally such units receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of our operating subsidiaries. These allocations are cash distributed on a quarterly basis and are generally contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income to such limited partnership units are reflected as a separate component of compensation expense under “Allocations of net income to limited partnership units and founding/working partner units” in our consolidated statements of operations.

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards under FASB guidance. Accordingly, we recognize a liability for these units on our consolidated statements of financial condition as part of “Accrued compensation” for the amortized portion of the post-termination payment amount, based on the current fair value of the expected future cash payout. We amortize the post-termination payment amount, less an expected forfeiture rate, over the vesting period, and record an expense for such awards based on the change in value at each reporting period in our consolidated statements of operations as part of “Compensation and employee benefits.”

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Compensation and employee benefits” in our consolidated statements of operations. During the years ended December 31, 2012, 2011 and 2010, we incurred compensation expense, before associated income taxes, of $127.1 million, $108.3 million and $42.4 million, respectively, related to the grant of exchangeability on partnership units.

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The distributions are treated as compensation expense when made and the proceeds are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our consolidated statements of operations over the life of the loan. The loan balances are periodically reviewed for potential impairment. Actual collectability of loan balances may differ from our estimates.

As of December 31, 2012 and 2011, the aggregate balance of these employee loans was $220.1 million and $192.7 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the years ended December 31, 2012, 2011 and 2010 was $35.6 million, $31.8 million and $41.2 million, respectively. The compensation expense related to these employee loans included as part of “Compensation and employee benefits” in our consolidated statements of operations.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in FASB guidance, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is periodically tested for impairment. We review goodwill for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount.

When reviewing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment are not conclusive, or if we choose to bypass the qualitative assessment, we perform a goodwill impairment analysis using a two-step process.

The first step involves comparing each reporting unit’s estimated fair value with its carrying value, including goodwill. To estimate the fair value of the reporting units, we use a discounted cash flow model and data regarding market comparables. The valuation process requires significant judgment and involves the use of significant estimates and assumptions. These assumptions include cash flow projections, estimated cost of capital and the selection of peer companies and relevant multiples. Because significant assumptions and estimates are used in projecting future cash flows, choosing peer companies and selecting relevant multiples, actual results may differ from our estimates under different assumptions or conditions. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is deemed not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of potential impairment.

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated a potential impairment may exist. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identified intangibles. During the fourth quarter of 2012, we identified a decline in financial services revenues as a potential goodwill impairment indicator for our Financial Services segment. We performed impairment evaluations for the years ended December 31, 2012, 2011 and 2010 and concluded that there was no impairment of its goodwill or indefinite-lived intangible assets. However, events such as economic weakness, significant declines in operating results of reporting units, or significant changes to critical inputs of the goodwill impairment test (e.g., estimates of cash flows or cost of capital) could cause the estimated fair value of our reporting units to decline, which could result in an impairment of goodwill in the future.

Income Taxes

We account for income taxes using the asset and liability method as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of our entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings” for a discussion of partnership interests), rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in our consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in our consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement on Accounting for Income Taxes, we provide for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from our estimates under different assumptions or conditions. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s consolidated statement of operations.

A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years, estimates of future taxable income and the feasibility of tax planning strategies.

The measurement of current and deferred income tax assets and liabilities is based on provisions of enacted tax laws and involves uncertainties in the application of tax regulations in the U.S. and other tax jurisdictions. Because our interpretation of complex tax law may impact the measurement of current and deferred income taxes, actual results may differ from these estimates under different assumptions regarding the application of tax law.

See Note 3—“Summary of Significant Accounting Policies,” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our significant accounting policies.

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

Interest Rate Risk

BGC Partners had $451.4 million in fixed-rate debt outstanding as of December 31, 2012. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BGC Partners, Inc. and Subsidiaries

Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited the accompanying consolidated statements of financial condition of BGC Partners, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BGC Partners, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BGC Partners, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited BGC Partners, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BGC Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Grubb & Ellis Company, which is included in the 2012 consolidated financial statements of BGC Partners, Inc. and constituted 3.1% of total assets as of December 31, 2012 and 11.2% of revenues for the year then ended. Our audit of internal control over financial reporting of BGC Partners, Inc. did not include an evaluation of the internal control over financial reporting of Grubb & Ellis Company.

In our opinion, BGC Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of BGC Partners, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2012 of BGC Partners, Inc. and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 11, 2013

PART I—FINANCIAL INFORMATION

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$388,409	$369,713
Cash segregated under regulatory requirements	3,392	2,968
Securities owned	32,003	16,282
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	297,688	192,053
Accrued commissions receivable, net	222,299	222,293
Loans, forgivable loans and other receivables from employees and partners, net	220,098	192,658
Fixed assets, net	141,109	136,068
Investments	25,556	20,367
Goodwill	164,874	141,142
Other intangible assets, net	20,320	16,994
Receivables from related parties	21,655	5,754
Other assets	101,536	88,893

Total assets	$1,638,939	$1,405,185

Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$—	$13,600
Accrued compensation	125,793	143,800
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	254,289	144,683
Payables to related parties	40,700	19,667
Accounts payable, accrued and other liabilities	260,462	250,552
Notes payable and collateralized borrowings	301,444	181,916
Notes payable to related parties	150,000	150,000

Total liabilities	1,132,688	904,218
Commitments and contingencies (Note 17)
Redeemable partnership interest	78,839	86,269
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 141,955 and 115,217 shares issued at December 31, 2012 and 2011, respectively; and 123,914, and 97,220 shares outstanding at December 31, 2012 and 2011, respectively	1,419	1,152
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 shares issued and outstanding at December 31, 2012 and 2011, convertible into Class A common stock	348	348
Additional paid-in capital	575,381	489,369
Contingent Class A common stock	18,868	20,133
Treasury stock, at cost: 18,041 and 17,997 shares of Class A common stock at December 31, 2012 and 2011, respectively	(110,090)	(109,870)
Retained deficit	(147,452)	(80,726)
Accumulated other comprehensive loss	(4,182)	(3,752)

Total stockholders’ equity	334,292	316,654

Noncontrolling interest in subsidiaries	93,120	98,044

Total equity	427,412	414,698

Total liabilities, redeemable partnership interest, and equity	$1,638,939	$1,405,185

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Commissions	$1,176,009	$996,263	$851,089
Principal transactions	336,160	375,001	377,581
Real estate management services	122,704	1,222	—
Fees from related parties	53,159	62,227	65,996
Market data	17,302	17,772	18,314
Software solutions	9,962	9,190	7,804
Interest income	6,506	5,441	3,308
Other revenues	56,966	4,174	13,960
Losses on equity investments	(11,775)	(6,605)	(6,940)

Total revenues	1,766,993	1,464,685	1,331,112
Expenses:
Compensation and employee benefits	1,159,664	897,875	838,717
Allocations of net income to limited partnership units and founding/working partner units	12,964	18,437	23,307

Total compensation and employee benefits	1,172,628	916,312	862,024
Occupancy and equipment	155,349	129,087	113,520
Fees to related parties	11,792	11,635	13,450
Professional and consulting fees	72,777	67,746	45,238
Communications	90,807	86,392	78,249
Selling and promotion	86,040	79,087	68,066
Commissions and floor brokerage	22,733	25,877	20,055
Interest expense	34,885	24,606	14,080
Other expenses	64,245	69,584	59,515

Total expenses	1,711,256	1,410,326	1,274,197
Income from operations before income taxes	55,737	54,359	56,915
Provision for income taxes	20,224	15,999	11,543

Consolidated net income	$35,513	$38,360	$45,372

Less: Net income attributable to noncontrolling interest in subsidiaries	11,649	18,223	24,210

Net income available to common stockholders	$23,864	$20,137	$21,162

Per share data:
Basic earnings per share
Net income available to common stockholders	$23,864	$20,137	$21,162

Basic earnings per share	$0.16	$0.17	$0.24

Basic weighted-average shares of common stock outstanding	144,886	116,132	88,294

Fully diluted earnings per share
Net income for fully diluted shares	$46,242	$20,137	$53,756

Fully diluted earnings per share	$0.16	$0.17	$0.24

Fully diluted weighted-average shares of common stock outstanding	280,809	116,514	228,568

Dividends declared per share of common stock	$0.63	$0.65	$0.48

Dividends declared and paid per share of common stock	$0.63	$0.65	$0.48

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Consolidated net income	$35,513	$38,360	$45,372
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(533)	(3,979)	(1,149)
Unrealized gain (loss) on securities available for sale	—	671	(337)

Total other comprehensive loss, net of tax	(533)	(3,308)	(1,486)

Comprehensive income	34,980	35,052	43,886
Less: Comprehensive income attributable to noncontrolling interest in subsidiaries, net of tax	11,546	17,690	23,665

Comprehensive income attributable to common stockholders	$23,434	$17,362	$20,221

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$35,513	$38,360	$45,372
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment	(52,471)	—	—
Fixed asset depreciation and intangible asset amortization	50,985	49,281	50,180
Employee loan amortization	35,596	31,785	41,192
Equity-based compensation	131,483	125,099	25,705
Allocations of net income to limited partnership units and founding/working partner units	12,964	18,437	23,307
Losses on equity investments	11,775	6,605	6,940
Sublease provision adjustment	(2,596)	4,956	—
Impairment loss on marketable securities	291	4,047	—
Accretion of discount on convertible notes	4,378	1,808	—
Impairment of fixed assets	1,255	785	294
Recognition of deferred revenue	—	(4,583)	(5,371)
Deferred tax (benefit) provision	(11,550)	1,963	(2,932)
Other	(65)	96	546
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(104,241)	282,941	(61,723)
Loans, forgivable loans and other receivables from employees and partners, net	(63,315)	(70,038)	(53,989)
Accrued commissions receivable, net	37,751	(4,928)	(22,195)
Securities owned	(16,187)	(5,695)	(8,355)
Receivables from related parties	(14,726)	(2,447)	7,959
Cash segregated under regulatory requirements	(424)	(570)	(198)
Other assets	(2,046)	(10,413)	(5,050)
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	109,596	(293,140)	48,214
Payables to related parties	21,000	9,405	(53,907)
Accounts payable, accrued and other liabilities	23,371	(15,438)	10,449
Accrued compensation	(37,137)	(82,972)	12,485
Securities sold, not yet purchased	—	—	(11)

Net cash provided by operating activities	$171,200	$85,344	$58,912
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(36,759)	(27,190)	(29,106)
Capitalization of software development costs	(14,032)	(15,940)	(14,831)
Investment in equity method investments	(17,501)	(1,749)	(8,874)
Proceeds from sale of investment	52,471	—	—
Payments for acquisitions, net of cash acquired	(31,413)	(46,703)	(4,382)
Sale of marketable securities	906	—	—
Distribution from equity method investment	928	—	—
Purchase of notes receivable	(22,000)	—	—
Purchases of marketable securities	—	—	(3,002)
Capitalization of trademarks, patent defense and registration costs	(583)	(1,064)	(990)

Net cash used in investing activities	(67,983)	(92,646)	(61,185)

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from collateralized borrowings	30,983	21,425	29,764
Repayment of collateral borrowings	(24,778)	(17,272)	(8,092)
Repayment of Newmark debt	—	(13,835)	—
Issuance of convertible notes, net of debt issuance costs	—	155,620	—
Issuance of senior notes, net of debt issuance costs	108,716	—	—
Purchase of capped call	—	(11,392)	—
Earnings distributions to noncontrolling interests	(92,330)	(84,332)	(49,733)
Redemption of limited partnership interests	(13,491)	(1,841)	(23,838)
Dividends to stockholders	(90,590)	(77,244)	(42,606)
Proceeds from offering of Class A common stock, net	12,667	15,632	15,160
Repurchase of Class A common stock	(337)	(392)	(19,871)
Partner purchase of founding/working partner units	32	63	1,263
Proceeds from exercises of stock options	—	8,812	463
Proceeds from short-term borrowings	90,000	30,000	—
Repayments of short-term borrowings	(103,600)	(16,400)	—
Repayments of long-term borrowings	—	—	(150,000)
Issuance of convertible notes to Cantor	—	—	150,000
Tax impact on exercise/delivery of equity awards	—	3,357	—
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(2,280)	(3,580)	(2,246)

Net cash (used in) provided by financing activities	(85,008)	8,621	(99,736)
Effect of exchange rate changes on cash and cash equivalents	487	4,290	(3,188)
Net increase (decrease) in cash and cash equivalents	18,696	5,609	(105,197)
Cash and cash equivalents at beginning of period	369,713	364,104	469,301

Cash and cash equivalents at end of period	$388,409	$369,713	$364,104

Supplemental cash information:
Cash paid during the period for taxes	$20,292	$16,682	$20,873

Cash paid during the period for interest	$27,187	$20,520	$9,363

Supplemental non-cash information:
Conversion of Class B common stock into Class A common stock	$—	$—	$6
Issuance of Class A common stock upon exchange of Cantor units	—	8,407	6,181
Issuance of Class B common stock upon exchange of Cantor units	—	8,407	—
Issuance of Class A common stock upon exchange of limited partnership interests	90,199	79,115	24,583
Issuance of Class A and contingent Class A common stock for acquisitions	9,026	26,778	3,171
Donations with respect to Charity Day	13,401	12,076	7,403
Issuance of Class A common stock upon purchase of notes receivable	3,055	—	—
Use of notes receivable in business acquisition	25,617	—	—

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

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Year Ended December 31, 2012

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2012	$1,152	$348	$489,369	$20,133	$(109,870)	$(80,726)	$(3,752)	$98,044	$414,698
Comprehensive income:
Consolidated net income	—	—	—	—	—	23,864	—	11,649	35,513
Other comprehensive loss, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(430)	(103)	(533)

Comprehensive income	—	—	—	—	—	23,864	(430)	11,546	34,980
Equity-based compensation, 1,343,894 shares	13	—	2,798	—	—	—	—	2,595	5,406
Dividends to common stockholders	—	—	—	—	—	(90,590)	—	—	(90,590)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(89,963)	(89,963)
Grant of exchangeability and redemption of limited partnership interests, issuance of 18,024,094 shares	180	—	65,593	—	—	—	—	65,836	131,609
Issuance of Class A common stock (net of costs), 4,797,177 shares	48	—	17,123	—	—	—	—	8,897	26,068
Issuance of Class A common stock upon purchase of notes receivable, 453,172 shares	5	—	1,991	—	—	—	—	1,059	3,055
Redemption of founding/working partner units, 1,928,069 units	—	—	(6,903)	—	—	—	—	(3,705)	(10,608)
Repurchase of Class A common stock, 44,013 shares	—	—	—	—	(220)	—	—	(117)	(337)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units, 920,729 units	—	—	—	—	—	—	—	2,732	2,732
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(1,378)	(1,378)
Issuance of contingent and Class A common stock for acquisitions, 2,119,393 shares	21	—	7,477	(1,651)	—	—	—	3,179	9,026
Newmark noncontrolling interest	—	—	(2,112)	386	—	—	—	(5,517)	(7,243)
Other	—	—	45	—	—	—	—	(88)	(43)

Balance, December 31, 2012	$1,419	$348	$575,381	$18,868	$(110,090)	$(147,452)	$(4,182)	$93,120	$427,412

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company primarily servicing the wholesale financial and real estate markets through its two segments, Financial Services and Real Estate Services. The Company’s Financial Services segment specializes in the brokering of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures and structured products. It also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over the counter (“OTC”) or through an exchange. Through its eSpeed, BGC Trader™ and BGC Market Data brands, BGC Partners offers financial technology solutions, market data, and analytics related to select financial instruments and markets.

In the fourth quarter of 2011, BGC Partners acquired Newmark & Company Real Estate, Inc., the real estate advisory firm which operates as Newmark Knight Frank (“Newmark”) in the United States and which is associated with London-based Knight Frank. In the second quarter of 2012, BGC Partners completed the acquisition of substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries, which the Company refers to as “Grubb & Ellis.” The Company has largely completed the integration of the Grubb & Ellis assets with Newmark Knight Frank to form the resulting brand, Newmark Grubb Knight Frank (“NGKF”). NGKF is a full-service commercial real estate platform that comprises the Company’s Real Estate Services segment, offering commercial real estate tenants, owners, investors and developers a wide range of services, including leasing, capital markets services including investment sales, debt placement, appraisal and valuation services; commercial mortgage brokerage services; as well as consulting, project and development management, leasing and corporate advisory services and property and corporate facilities management services.

In connection with the Company’s acquisition of substantially all of the assets of Grubb & Ellis, the Company changed its reportable segments beginning with the second quarter of 2012, to consist of two reportable segments, Financial Services and Real Estate Services. Prior to the second quarter of 2012, BGC Partners had only one reportable segment.

The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. BGC Partners has offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Chicago, Copenhagen, Dallas, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

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

Recently Adopted Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that addresses the effects of eliminating the Qualifying Special Purpose Entity concept from existing accounting guidance and clarifies and amends certain key provisions, including the transparency of an enterprise’s involvement with variable interest entities (“VIEs”). The key changes resulting from this new FASB guidance are the requirement of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, the requirement of continuous assessments as to whether an enterprise is the primary beneficiary of a VIE, amendments to certain existing guidance related to the determination as to which entities are deemed VIEs, and the amendment of existing consideration of related party relationships in the determination of the primary beneficiary of a VIE. This FASB guidance also requires enhanced disclosures to provide more transparent information regarding an enterprise’s involvement with a VIE. This FASB guidance became effective with the first reporting period that began after November 15, 2009 and was adopted by the Company on January 1, 2010. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements.

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

As of and for the annual period ended December 31, 2012, the Company early adopted the FASB’s guidance on Intangibles—Goodwill and Other—Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment. This guidance allows entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a more than fifty percent likelihood exists that an indefinite-lived intangible asset is impaired, then a quantitative impairment test must be performed by comparing the fair value of the asset with its carrying amount. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements:

In December 2011, the FASB issued guidance on Disclosures about Offsetting Assets and Liabilities, which will require entities to disclose information about offsetting and related arrangements to enable users of financial statements to evaluate the potential effect of netting arrangements on an entity’s financial position, including the potential effect of rights of set-off. This FASB guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of this FASB guidance is not expected to have a material impact on the Company’s consolidated financial statements, as this guidance only requires additional disclosures concerning offsetting and related arrangements.

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

Founding/Working Partner Units

Founding/working partners have a limited partnership interest in BGC Holdings. The Company accounts for founding/working partner units outside of permanent capital, as “Redeemable partnership interest,” in the Company’s consolidated statements of financial condition. This classification is applicable to founding/working partner units because these units are redeemable upon termination of a partner, which includes the termination of employment, which can be at the option of the partner and not within the control of the issuer.

Founding/working partner units are held by limited partners who are employees and generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly cash distributed allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a separate component of compensation expense under “Allocations of net income to limited partnership units and founding/working partner units” in the Company’s consolidated statements of operations.

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

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards, and in accordance with FASB guidance the Company records compensation expense for the awards based on the change in value at each reporting date in the Company’s consolidated statements of operations as part of “Compensation and employee benefits.”

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

General

Certain of the limited partnership interests, described above, have been granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment); additional limited partnership interests may become exchangeable for Class A common stock on a one-for-one basis (subject to adjustment). Any exchange of limited partnership interests into Class A common shares would not impact the total number of shares and units outstanding. Because these limited partnership interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company. Each quarter, net income is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which the Company has a net loss, the loss allocation for founding/working partner units, limited partnership units and Cantor units is allocated to Cantor and reflected as a component of “Net income attributable to noncontrolling interest in subsidiaries.” In subsequent quarters in which the Company has net income, the initial allocation of income to the limited partnership interests is to “Net income attributable to noncontrolling interests,” to recover any losses taken in earlier quarters. The remaining income is allocated to the limited partnership interests based on their weighted-average pro rata share of economic ownership of the operating subsidiaries for the quarter. This income (loss) allocation process has no impact on the net income allocated to common stockholders.

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

Revenue Recognition: BGC Partners derives its revenues primarily through commissions from brokerage services, the spread between the buy and sell prices on matched principal transactions, revenues from real estate management services, fees from related parties, fees from certain information products, fees for the provision of certain software solutions and other revenues.

Commissions: BGC Partners derives its commission revenue from securities, commodities and real estate brokerage transactions. Commission revenues from securities and commodities agency brokerage transactions, whereby the Company connects buyers and sellers in the OTC and exchange markets and assists in the negotiation of the price and other material terms of transactions, are recognized on a trade-date basis along with related expenses. Commissions are recognized when earned. With respect to real estate commissions, the existence of future contingencies, if any, results in the postponement of revenue recognition until the contingencies are satisfied.

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

Real Estate Management Services: Real estate management services revenues include property management, facilities management and project management. Management fees are recognized at the time the related services have been performed, unless future contingencies exist. In addition, in regard to management and facility service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner, which are comprised primarily of on-site employee salaries and related benefit costs. The amounts which are to be reimbursed per the terms of the services contract are recognized as revenue in the same period as the related expenses are incurred. In certain instances, the Company subcontracts property management services to independent property managers, in which case the Company passes a portion of their property management fee on to the subcontractor, and the Company retains the balance. Accordingly, the Company records these fees net of the amounts paid to subcontractors.

Fees from Related Parties: Fees from related parties consist of charges for back office services provided to Cantor and its affiliates, including occupancy of office space, utilization of fixed assets, accounting, operations, human resources and legal services and information technology, as well as fees for providing maintenance services to support the trading platform of ELX Futures, L.P. (“ELX”). Revenues are recognized as earned on an accrual basis.

Market Data: Market data revenues primarily consist of subscription fees and fees from customized one-time sales provided to customers either directly or via third-party vendors. Market data revenues are recognized ratably over the contract term, except for revenues derived from customized one-time sales, which are recognized as services are rendered.

Software Solutions and Licensing Fees: Pursuant to various services agreements, the Company receives periodic fees for the use of the eSpeed technology platform. Such fees are recognized as revenue ratably over the period in which such fees are earned. The Company also receives fees for its front-end trading software and patent licenses. Such fees are recognized as income ratably over the license period.

Other Revenues: Other revenues are earned from various sources including underwriting fees. For the year ended December 31, 2012, “Other revenues” included a $52.5 million one-time gain from the Company’s sale of the London Metals Exchange (“LME”) in December 2012. The shares in LME had been granted to the Company as a result of the Company’s membership in the exchange, and as no consideration had been paid for the shares, the LME shares had no carrying value.

Segments: The Company divides its business into segments in accordance with the accounting guidance for segment reporting. The Company changed its segment reporting structure following its acquisition of substantially all of the assets of Grubb & Ellis. As a result, beginning with the quarter ended June 30, 2012, the Company’s operations consist of two reportable segments, Financial Services and Real Estate Services. Accordingly, all segment information presented herein reflects the Company’s revised segment reporting structure for all periods presented.

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

Securities Owned: Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Securities owned are classified as trading and marked to market daily based on current listed market prices (or, when applicable, broker quotes) with the resulting gains and losses included in operating income in the current period. Unrealized and realized gains and losses from securities owned are included as part of “Principal transactions” in the Company’s consolidated statements of operations.

Fair Value: The FASB issued guidance that defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and further expands disclosures about such fair value measurements.

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

•

Cash Instruments—Cash instruments are generally classified within Level 1 or Level 2. The types of instruments generally classified within Level 1 include most U.S. government securities, certain sovereign government obligations, and active listed equities. The Company does not adjust the quoted price for such instruments. The types of instruments generally classified within Level 2 include agency securities, most investment-grade and high-yield corporate bonds, certain sovereign government obligations, money market securities, and less liquid listed equities, state, municipal and provincial obligations.

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

See Note 10— “Fair Value of Financial Assets and Liabilities,” for more information on the fair value of financial assets and liabilities.

Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers: Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent principal transactions for which the stated settlement dates have not yet been reached and principal transactions which have not settled as of their stated settlement dates, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges. Also included are amounts related to open derivative contracts executed on behalf of the Company’s customers. A portion of the unsettled principal transactions and open derivative contracts that constitute receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers are with related parties (see Note 11— “Related Party Transactions,” for more information regarding these receivables and payables).

Accrued Commissions Receivable, Net: The Company has accrued commissions receivable from securities, commodities and real estate brokerage transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $13.5 million and $9.2 million as of December 31, 2012 and 2011, respectively. The allowance is based on management’s estimate and is reviewed periodically based on the facts and circumstances of each outstanding receivable.

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

Fixed Assets, Net: Fixed assets are carried at cost net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Internal and external direct costs of developing applications and obtaining software for internal use are capitalized and amortized over three years. Computer equipment is depreciated over three to five years. Leasehold improvements are depreciated over the shorter of their estimated economic useful lives or the remaining lease term. Routine repairs and maintenance are expensed as incurred. When fixed assets are retired or otherwise disposed of, the related gain or loss is included in operating income. The Company has asset retirement obligations related to certain of its leasehold improvements, which it accounts for using the FASB guidance, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized.

Investments: The Company’s investments in which it has a significant influence but not a controlling interest and of which it is not the primary beneficiary are accounted for under the equity method. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control over the entity. In accordance with FASB guidance, Consolidation of Variable Interest Entities, the Company would also consolidate any variable interest entities VIEs of which it is the primary beneficiary.

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

Goodwill and Other Intangible Assets, Net: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in FASB guidance, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performed impairment evaluations for the years ended December 31, 2012, 2011 and 2010 and concluded that there was no impairment of its goodwill or indefinite-lived intangible assets.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets arising from business combinations include customer relationships, internally developed software, covenants not to compete and trademarks. Also included in the definite-lived intangible assets are purchased patents. The costs of acquired patents are amortized over a period not to exceed the legal life or the remaining useful life of the patent, whichever is shorter, using the straight-line method.

Income Taxes: The Company accounts for income taxes using the asset and liability method as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2— “Limited Partnership Interests in BGC Holdings” for a discussion of partnership interests), rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in the Company’s consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in the Company’s consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement on Accounting for Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s consolidated statements of operations.

The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is no longer subject to United States federal, and non-U.S. income tax examination by tax authorities for the years prior to 2004, and no longer subject to state and local income tax examination by tax authorities for the years prior to 2008.

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

Limited Partnership Units: Limited partnership units in BGC Holdings generally are held by employees and receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the Company’s operating subsidiaries. These allocations are cash distributed on a quarterly basis and are generally contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a separate component of compensation expense under “Allocations of net income to limited partnership units and founding/working partner units” in the Company’s consolidated statements of operations.

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards under FASB guidance, which requires that the Company record an expense for such awards based on the change in value at each reporting period and include the expense in the Company’s consolidated statements of operations as part of “Compensation and employee benefits.” The liability for limited partnership units with a post-termination payout amount is included in “Accrued compensation” on the Company’s consolidated statements of financial condition.

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, the Company recognizes an expense based on the fair value of the award on that date, which is included in “Compensation and employee benefits” in the Company’s consolidated statements of operations.

Redeemable Partnership Interest: Redeemable partnership interest represents limited partnership interests in BGC Holdings held by founding/working partners. See Note 2— “Limited Partnership Interests in BGC Holdings,” for additional information related to the founding/working partner units.

Contingent Class A Common Stock: In connection with certain acquisitions, the Company has committed to issue shares of the Company’s Class A common stock upon the achievement of certain performance targets. The contingent shares meet the criteria for equity classification and are recorded at acquisition date fair value in the Company’s consolidated statements of financial condition. The amount attributable to the Company is classified as “Contingent Class A Common Stock.”

Noncontrolling Interest in Subsidiaries: Noncontrolling interest in subsidiaries represents equity interests in consolidated subsidiaries that are not attributable to the Company, including Cantor’s limited partnership interest in BGC Holdings as well as the noncontrolling interest holders’ proportionate share of the equity related to the acquisition of Newmark as well as Tower Bridge International Services L.P. (“Tower Bridge”), the Company’s services company in the U.K. In accordance with FASB guidance, the Company measured the noncontrolling interest with respect to Newmark at its fair value on the acquisition date. The Company estimated the fair value of the noncontrolling interest by deriving the fair value of each acquired entity that was not wholly-owned.

Foreign Currency Transactions: Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the Company’s consolidated statements of financial condition, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on remeasurement of the financial statements of a non-U.S. operation, when the functional currency is the U.S. dollar, are included in the Company’s consolidated statements of operations as part of “Other expenses.” Gains or losses upon translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included within “Other comprehensive loss, net of tax” in the Company’s consolidated statements of comprehensive income and as part of “Accumulated other comprehensive loss” in the Company’s consolidated statements of financial condition.

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

FASB guidance requires that an entity recognize all derivative contracts as either assets or liabilities in the consolidated statements of financial condition and measure those instruments at fair value. The fair value of all derivative contracts is recorded on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Derivative contracts are recorded as part of receivables from or payables to broker-dealers, clearing organizations, customers and related broker-dealers in the Company’s consolidated statements of financial condition.

4.	Acquisitions

Newmark

On October 14, 2011, the Company completed the acquisition of Newmark. Certain former shareholders of Newmark have also agreed to transfer their interests in certain other related companies for nominal consideration at the request of BGC. The total consideration transferred for Newmark was $90.1 million. The excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair value of the net assets acquired has been recorded as goodwill of $59.5 million and was allocated to the Company’s Real Estate Services segment. The consideration transferred included approximately 4.83 million shares of the Company’s Class A common stock that may be issued over a five-year period contingent on certain revenue targets being met, with an estimated fair value of $26.8 million. The Company had total direct costs of approximately $3.2 million related to the acquisition of Newmark. For the year ended December 31, 2011, Newmark’s total U.S. GAAP revenues subsequent to its acquisition by the Company were $47.7 million. For the year ended December 31, 2012, Newmark’s total U.S. GAAP revenues were $256.1 million.

During the year ended December 31, 2012, the Company purchased a majority interest in another affiliated company of Newmark for total consideration transferred of approximately $2.1 million. As a result of such transaction, the Company recognized additional goodwill of approximately $1.5 million, which was allocated to the Company’s Real Estate Services segment. Also, during the year ended December 31, 2012, the Company purchased additional noncontrolling interests related to Newmark for approximately $8.3 million. During the fourth quarter of 2012, the Company completed its final allocation of the consideration transferred to the assets acquired and liabilities assumed as of the acquisition date.

Grubb & Ellis

On April 13, 2012, the Company completed the acquisition of substantially all of the assets of Grubb & Ellis.

The total consideration transferred for Grubb & Ellis was $47.1 million. The consideration transferred included the extinguishment of approximately $30.0 million (principal amount) pre-bankruptcy senior secured debt (the “Notes Receivable”), which the Company purchased at a discount, and which had a fair value of approximately $25.6 million as of the acquisition date. The consideration transferred also included approximately $5.5 million under debtor-in-possession term loans and $16.0 million in cash to the bankruptcy estate for the benefit of Grubb & Ellis’ unsecured creditors. The excess of the consideration transferred over the fair value of the net assets acquired has been recorded as goodwill of $4.0 million and was allocated to the Company’s Real Estate Services segment. The Company had total direct costs of approximately $2.8 million related to the acquisition of Grubb & Ellis. For the year ended December 31, 2012, Grubb & Ellis’ total U.S. GAAP revenues subsequent to its acquisition by the Company were $198.5 million.

The Company has made a preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed as of the acquisition date. The Company expects to finalize its analysis of the intangible assets and receivables (including contingent receivables) acquired within the first year of the acquisition, and therefore adjustments to goodwill, intangible assets, receivables and other liabilities and accrued expenses may occur.

The following tables summarize the preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed as of the acquisition date (in millions).

Calculation of estimated consideration transferred

April 13, 2012
Notes Receivable	$25.6
Debtor-in-possession term loans	5.5
Cash paid to the bankruptcy estate	16.0

Total fair value of consideration transferred	47.1
Total fair value of net assets acquired	43.1

Preliminary goodwill related to Grubb & Ellis	$4.0

Preliminary allocation of estimated consideration transferred to net assets acquired

April 13, 2012
Assets
Cash and cash equivalents	$1.2
Brokerage receivables, net	34.3
Fixed assets	2.8
Intangible assets	14.3
Other assets	5.7

Total assets acquired	58.3

Liabilities
Commissions payable, net	3.5
Other liabilities and accrued expenses	11.7

Total liabilities assumed	15.2

Net assets acquired	$43.1

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

	Year Ended December 31,
In millions	2012	2011
Pro forma revenues	$1,849.9	$1,962.8
Pro forma consolidated net income (loss)	28.2	(35.1)

Other Acquisitions

During the year ended December 31, 2012, the Company completed other acquisitions for a total consideration of $24.5 million, of which $20.0 million was attributed to goodwill. Of the $20.0 million attributed to goodwill, approximately $15.7 million was allocated to the Company’s Real Estate Services segment and approximately $4.3 million was allocated to the Company’s Financial Services segment. See Note 14— “Goodwill and Other Intangible Assets, Net” for further information with regard to the Company’s goodwill by reportable segment. The Company’s allocation of the consideration transferred to the assets acquired and liabilities assumed is preliminary. The Company expects to finalize its analysis within the first year of the acquisitions, and therefore adjustments to the preliminary allocation may occur.

The results of operations of Newmark, Grubb & Ellis and the Company’s other acquisitions have been included in the Company’s consolidated financial statements subsequent to their respective dates of acquisition.

5.	Earnings Per Share

FASB guidance on Earnings Per Share (“EPS”) establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income is allocated to each of the economic ownership classes described above in Note 2— “Limited Partnership Interests in BGC Holdings,” and the Company’s outstanding common stock, based on each class’s pro rata economic ownership of the operating subsidiaries.

The Company’s earnings for the years ended December 31, 2012, 2011 and 2010 were allocated as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income available to common stockholders	$23,864	$20,137	$21,162
Allocation of net income to limited partnership interests in BGC Holdings	$21,188	$33,067	$45,456

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Basic earnings per share:
Net income available to common stockholders	$23,864	$20,137	$21,162

Basic weighted-average shares of common stock outstanding	144,886	116,132	88,294

Basic earnings per share	$0.16	$0.17	$0.24

Fully diluted EPS is calculated utilizing net income available for common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on the Convertible Notes (if applicable) (see Note 15— “Notes Payable, Collateralized and Short-Term Borrowings”) and expense related to dividend equivalents for certain RSUs (if applicable) as the numerator. The denominator is comprised of the Company’s weighted-average outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests, and other contracts to issue shares of common stock, including Convertible Notes, stock options, RSUs and warrants. The limited partnership interests are potentially exchangeable into shares of Class A common stock; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Fully diluted earnings per share:
Net income available to common stockholders	$23,864	$20,137	$21,162
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	22,161	—	31,685
Dividend equivalent expense on RSUs, net of tax	217	—	909

Net income for fully diluted shares	$46,242	$20,137	$53,756

Weighted-average shares:
Common stock outstanding	144,886	116,132	88,294
Limited partnership interests in BGC Holdings	134,935	—	136,581
RSUs (Treasury stock method)	581	—	3,374
Other	407	382	319

Fully diluted weighted-average shares of common stock outstanding	280,809	116,514	228,568

Fully diluted earnings per share	$0.16	$0.17	$0.24

For the years ended December 31, 2012, 2011 and 2010, respectively, approximately 49.0 million, 165.3 million and 26.6 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2012 included, on a weighted-average basis, 39.2 million shares underlying Convertible Notes and 9.8 million other securities or other contracts to issue shares of common stock.

Additionally, as of December 31, 2012, 2011 and 2010, respectively, approximately 5.1 million, 4.4 million and 0.6 million shares of contingent Class A common stock were excluded from the computation of fully diluted EPS because the conditions for issuance had not been met by the end of the respective periods.

6.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
Shares outstanding at beginning of period	97,220,042	70,255,518
Share issuances:
Cantor’s exchange of Cantor units (1)	—	9,000,000
Redemptions and exchanges of limited partnership interests (2)	18,024,094	12,259,184
Vesting of restricted stock units (RSUs)	1,343,894	1,937,093
Exercises of stock options	—	1,803,024
Acquisitions (3)	2,119,393	376,991
Purchase of notes receivable in connection with the Company’s acquisition of Grubb & Ellis	453,172	—
Other issuances of Class A common stock (4)	4,797,177	1,649,161
Treasury stock repurchases	(44,013)	(60,929)

Shares outstanding at end of period	123,913,759	97,220,042

(1)	The issuances related to exchanges of Cantor units did not impact the fully diluted number of shares and units outstanding. These shares are restricted securities. As of December 31, 2012, Cantor beneficially owned an aggregate of 48,782,933 Cantor units.
(2)	The issuances related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
(3)	For the years ended December 31, 2012 and 2011, respectively, 200,789 and 45,959 of these shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act.
(4)	During the years ended December 31, 2012 and 2011, respectively, the Company issued and donated an aggregate of 2,860,000 and 443,686 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day. In addition, during the year ended December 31, 2011, three partners of BGC Holdings donated an aggregate of 995,911 shares of Class A common stock to the Relief Fund. The aggregate 995,911 shares of Class A common stock were issued by the Company on July 27, 2011.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the year ended December 31, 2012. During the year ended December 31, 2011, the Company issued 9.0 million shares of Class B common stock to Cantor upon Cantor’s exchange of 9.0 million Cantor units. These shares are restricted securities. These issuances did not impact the fully diluted number of shares and units outstanding.

Controlled Equity Offering

The Company has entered into controlled equity offering sales agreements with Cantor Fitzgerald & Co. (“CF&Co”) pursuant to which the Company may offer and sell up to an aggregate of 51.0 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its controlled equity offering sales agreements are used primarily for redemptions of limited partnership interests in BGC Holdings. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under these agreements, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of December 31, 2012, the Company has sold 31,934,910 shares of Class A common stock under these agreements.

Unit Redemptions and Stock Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. On August 6, 2012, the Company’s Board of Directors increased the BGC Partners share repurchase and unit redemption authorization to $100 million. As of December 31, 2012, the Company had approximately $69.0 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares or redeem units.

Unit redemption and share repurchase activity for the year ended December 31, 2012 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions (1)
January 1, 2012—March 31, 2012	3,833,973	$6.60
April 1, 2012—June 30, 2012	2,922,241	6.60
July 1, 2012—September 30, 2012	4,844,911	5.08
October 1, 2012—December 31, 2012	4,779,145	3.50

Total Redemptions	16,380,270	$5.25
Repurchases (2)
January 1, 2012—March 31, 2012	44,013	$7.66
April 1, 2012—June 30, 2012	—	—
July 1, 2012—September 30, 2012	—	—
October 1, 2012—December 31, 2012	—	—

Total Repurchases	44,013	$7.66

Total Redemptions and Repurchases	16,424,283	$5.25	$68,998,249

(1)	During the year ended December 31, 2012, the Company redeemed approximately 14.9 million limited partnership units at an average price of $5.13 per unit and approximately 1.4 million founding/working partner units at an average price of $6.46 per unit. During the year ended December 31, 2011, the Company redeemed approximately 8.6 million limited partnership units at an average price of $6.60 per unit and approximately 0.2 million founding/working partner units at an average price of $7.77 per unit.
(2)	During the year ended December 31, 2012, the Company repurchased 44,013 shares of Class A common stock at an aggregate purchase price of approximately $337 thousand for an average price of $7.66 per share. During the year ended December 31, 2011, the Company repurchased 60,929 shares of Class A common stock at an aggregate purchase price of approximately $392 thousand for an average price of $6.43 per share.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Balance at beginning of period	$86,269	$93,186
Consolidated net income allocated to founding/working partner units	3,547	6,715
Earnings distributions	(2,367)	(14,516)
Re-allocation of equity due to additional investment by founding/working partners	1,378	6,121
Grant of exchangeability and redemption of founding/working partner units	(4,426)	(3,538)
Redemptions	(2,883)	(915)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units	(2,732)	—
Partner purchase of founding/working partner units	32	63
Other	21	(847)

Balance at end of period	$78,839	$86,269

7.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $32.0 million and $16.3 million as of December 31, 2012 and 2011, respectively.

Securities owned consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Government debt	$32,003	$16,007
Equities	—	275

Total	$32,003	$16,282

As of December 31, 2012, the Company had not pledged any of the securities owned to satisfy deposit requirements at exchanges or clearing organizations.

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

	December 31, 2012	December 31, 2011
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$238,790	$130,675
Receivables from clearing organizations	45,563	48,681
Other receivables from broker-dealers and customers	11,587	8,060
Net pending trades	966	3,452
Open derivative contracts	782	1,185

Total	$297,688	$192,053

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$229,037	$124,282
Payables to clearing organizations	1,632	5,077
Other payables to broker-dealers and customers	23,282	14,990
Open derivative contracts	338	334

Total	$254,289	$144,683

A portion of these receivables and payables are with Cantor. See Note 11— “Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of December 31, 2012 have subsequently settled at the contracted amounts.

9.	Derivatives

In the normal course of operations, the Company enters into derivative contracts. These derivative contracts primarily consist of interest rate and foreign exchange swaps. The Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies.

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

The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	December 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$782	$—	$1,185	$—
Foreign exchange swaps	—	338	—	334

	$782	$338	$1,185	$334

The notional amounts of the interest rate swap transactions at December 31, 2012 and 2011 were $361.8 million and $1.2 billion, respectively. These represent matched customer transactions settled through and guaranteed by a central clearing organization.

All of the Company’s foreign exchange swaps are with Cantor. The notional amounts of the foreign exchange swap transactions at December 31, 2012 and 2011 were $233.5 million and $234.1 million, respectively.

The replacement cost of contracts in a gain position at December 31, 2012 was $1.6 million.

As described in Note 15— “Notes Payable, Collateralized and Short-Term Borrowings,” on July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”) containing an embedded conversion feature. The conversion feature meets the requirements to be accounted for as an equity instrument, and the Company classifies the conversion feature within “Additional paid-in capital” in the Company’s consolidated statements of financial condition. The embedded conversion feature was measured in the amount of approximately $19.0 million on a pre-tax basis ($16.1 million net of taxes and issuance costs) at the issuance of the 4.50% Convertible Notes as the difference between the proceeds received and the fair value of a similar liability without the conversion feature and is not subsequently remeasured.

Also in connection with the issuance of the 4.50% Convertible Notes, the Company entered into capped call transactions. The capped call transactions meet the requirements to be accounted for as equity instruments, and the Company classifies the capped call transactions within “Additional paid-in capital” in the Company’s consolidated statements of financial condition. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis) at the issuance of the 4.50% Convertible Notes and such capped call transactions are not subsequently remeasured.

10.	Fair Value of Financial Assets and Liabilities

The following tables set forth by level within the fair value hierarchy financial assets and liabilities, including marketable securities and those pledged as collateral, accounted for at fair value under FASB guidance at December 31, 2012 (in thousands):

	Assets at Fair Value at December 31, 2012 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,003	$—	$—	$—	$32,003
Interest rate swaps	—	782	—	—	782

Total	$32,003	$782	$—	$—	$32,785

	Liabilities at Fair Value at December 31, 2012(1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$338	$—	$—	$338

Total	$—	$338	$—	$—	$338

The following tables set forth by level within the fair value hierarchy financial assets and liabilities, including marketable securities and those pledged as collateral, accounted for at fair value under FASB guidance at December 31, 2011 (in thousands):

	Assets at Fair Value at December 31, 2011 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$16,007	$—	$—	$—	$16,007
Marketable securities (2)	1,238	—	—	—	1,238
Interest rate swaps	—	1,185	—	—	1,185
Securities owned—Equities	275	—	—	—	275

Total	$17,520	$1,185	$—	$—	$18,705

	Liabilities at Fair Value at December 31, 2011 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$334	$—	$—	$334

Total	$—	$334	$—	$—	$334

(1)	As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
(2)	Marketable securities are classified within “Other assets” in the Company’s consolidated statements of financial condition.

11.	Related Party Transactions

Service Agreements

Throughout Europe and Asia, the Company provides Cantor with administrative services, technology services and other support for which it charges Cantor based on the cost of providing such services plus a mark-

up, generally 7.5%. In the U.K., the Company provides these services to Cantor through Tower Bridge. The Company owns 52% of Tower Bridge and consolidates it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations. In the U.S., the Company provides Cantor with technology services for which it charges Cantor based on the cost of providing such services.

The administrative services agreement provides that direct costs incurred are charged back to the service recipient. Additionally the services recipient generally indemnifies the services provider for liabilities that it incurs arising from the provision of services other than liabilities arising from fraud or willful misconduct of the service provider. In accordance with the administrative service agreement, the Company has not recognized any liabilities related to services provided to service recipient affiliates.

The Company, together with other leading financial institutions, formed ELX, a limited partnership that has established a fully-electronic futures exchange. The Company accounts for ELX under the equity method of accounting (see Note 12— “Investments” for more details). During the year ended December 31, 2012, the Company made a $16.0 million capital contribution to ELX. During the year ended December 31, 2011, the Company made no capital contributions to ELX. On March 28, 2012, the Company entered into a credit agreement with ELX, whereby the Company has agreed to lend ELX up to $16.0 million. The commitment period for this credit facility extends through March 28, 2015. The Company has entered into a technology services agreement with ELX pursuant to which the Company provides software technology licenses, monthly maintenance support and other technology services as requested by ELX.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized related party revenues pursuant to these agreements of $53.2 million, $62.2 million and $66.0 million, respectively. These revenues are included as part of “Fees from related parties” in the Company’s consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the years ended December 31, 2012, 2011 and 2010, the Company was charged $35.3 million, $36.8 million and $35.8 million, respectively, for the services provided by Cantor and its affiliates, of which $23.5 million, $25.2 million and $22.3 million, respectively, were to cover compensation to leased employees for the years ended December 31, 2012, 2011 and 2010. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

As of December 31, 2012, 2011 and 2010, Cantor’s share of the net profit in Tower Bridge was $2.1 million, $2.6 million, and $2.1 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition.

Clearing Agreement with Cantor

The Company receives certain clearing services (“Clearing Services”) from Cantor pursuant to its clearing agreement. These Clearing Services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s consolidated statements of operations.

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2012, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company will be utilized to determine the shares of profit or loss allocated to each for the period. During the year ended December 31, 2012, the Company recognized its share of foreign exchange gain of $47 thousand. This gain is included as part of “Other revenues” in the Company’s consolidated statements of operations.

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

This guaranty agreement expired as the Senior Notes matured on April 1, 2010. Therefore, for the years ended December 31, 2012 and 2011, the Company did not recognize any expense in relation to this guaranty agreement. For the year ended December 31, 2010, the Company recognized expense of approximately $0.9 million in relation to this guaranty agreement.

Receivables from and Payables to Related Broker-Dealers

Amounts due from or to Cantor and Freedom International Brokerage are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition. As of December 31, 2012 and 2011, respectively, the Company had receivables from Cantor and Freedom International Brokerage of $2.9 million and $3.7 million. As of both December 31, 2012 and 2011, the Company had $0.3 million in payables to Cantor related to open derivative contracts.

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

As of December 31, 2012 and 2011, the aggregate balance of these employee loans was $220.1 million and $192.7 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the years ended December 31, 2012, 2011 and 2010 was $35.6 million, $31.8 million and $41.2 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010 BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $13.1 million, $13.2 million and $9.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 15— “Notes Payable, Collateralized and Short-Term Borrowings,” for more information.

Controlled Equity Offerings and Other Payments of Commissions to CF&Co

As discussed in Note 6— “Stock Transactions and Unit Redemptions,” the Company has entered into controlled equity offering agreements with CF&Co, as the Company’s sales agent. For the years ended December 31, 2012, 2011 and 2010, the Company was charged approximately $1.7 million, $1.4 million and $0.7 million, respectively, for services provided by CF&Co. These expenses are included as part of “Professional and consulting fees” in the Company’s consolidated statements of operations.

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

On August 19, 2010, the Company completed the acquisition of Mint Partners and Mint Equities (“Mint Partners”), a British financial institution and inter-dealer broker with offices in London, Dubai and New York. In connection with this acquisition, the Company paid an advisory fee of $0.7 million to CF&Co. This fee was recorded as part of “Professional and consulting fees” in the Company’s consolidated statements of operations.

On October 14, 2011, the Company completed the acquisition of Newmark (see Note 4— “Acquisitions”). In connection with this acquisition, the Company paid an advisory fee of $1.4 million to CF&Co. This fee was recorded as part of “Professional and consulting fees” in the Company’s consolidated statements of operations.

On April 13, 2012, the Company completed the acquisition of Grubb & Ellis (see Note 4— “Acquisitions”). In connection with this acquisition, the Company paid an advisory fee of $1.0 million to CF&Co. This fee was recorded as part of “Professional and consulting fees” in the Company’s consolidated statements of operations.

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

During the year ended December 31, 2012, in connection with the redemption by BGC Holdings of an aggregate of 431,985 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $1,282,045, Cantor purchased 431,985 exchangeable limited partnership interests from BGC Holdings for an aggregate consideration of $1,282,045. The redemption of the non-exchangeable founding partner units and issuance of an equal number of exchangeable limited partnership interests did not change the fully diluted number of shares outstanding. In addition, pursuant to the Sixth Amendment to the BGC Holdings Limited Partnership Agreement, during the year ended December 31, 2012, Cantor purchased 488,744 exchangeable limited partnership interests from BGC Holdings for an aggregate consideration of $1,449,663 in connection with the grant of exchangeability and exchange of 488,744 founding partner units. Such exchangeable limited partnership interests are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of Class A common stock of the Company. As of December 31, 2012, there were 495,284 non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

Transactions with Executive Officers and Directors

On May 4, 2012, the Compensation Committee authorized management to restructure the partnership and compensation arrangement of Mr. Lutnick by authorizing (i) the issuance to Mr. Lutnick of 2,449,312 PSUs and the cancellation of the equivalent number of outstanding REUs that had been previously issued to Mr. Lutnick and (ii) the grant of a right of exchange with respect to such 2,449,312 PSUs. Mr. Lutnick has indicated that he has no current plans to exchange the PSUs into shares of Class A common stock at this time, and the Company has no current plans to redeem the PSUs.

During the year ended December 31, 2011, Howard W. Lutnick, the Company’s Chief Executive Officer, exercised an employee stock option with respect to 1.5 million shares of Class A common stock at an exercise price of $5.10 per share. The exercise price was paid in cash from Mr. Lutnick’s personal funds.

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

During the year ended December 31, 2012, the Company repurchased 44,013 shares of Class A common stock, at an average price of $7.66 per share. An aggregate of 41,523 of such shares were purchased from Stephen M. Merkel, the Company’s Executive Vice President, General Counsel and Secretary, and certain family trusts.

During the year ended December 31, 2011, the Company repurchased 60,929 shares of Class A common stock, at an average price of $6.43 per share, from a director, executive officers, and employees of the Company.

Transactions with Relief Fund

During the year ended December 31, 2012, the Company issued and donated an aggregate of 2,860,000 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day.

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

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets; such arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. In June 2008, the Company was authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate (which amount authorized was increased by $2.0 million on November 1, 2010 and an additional $3.0 million on November 5, 2012). The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the years ended December 31, 2012 and 2011, the Company made $1.6 million and $1.7 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s consolidated statements of financial condition.

On June 21, 2012, the Company signed an agreement with Thesys Technologies, the infrastructure affiliate of Tradeworx, Inc., to invest in the creation of high-speed microwave data networks for the financial community. In connection with the agreement, the Company has committed to fund up to approximately $13.0 million to Epsilon Networks, LLC, an equity method investment of the Company, as it meets certain milestone targets. During the year ended December 31, 2012, the Company made loans of approximately $8.7 million to Epsilon Networks, LLC, which are recorded in “Receivables from related parties” in the Company’s consolidated statements of financial condition, net of equity method losses that have reduced the carrying amount of the receivable.

During the year ended December 31, 2011, the Company issued 9.0 million shares of Class A common stock to Cantor upon Cantor’s exchange of 9.0 million Cantor units. In addition, during the year ended December 31, 2011, the Company issued 9.0 million shares of Class B common stock to Cantor upon Cantor’s exchange of 9.0 million Cantor units. These issuances did not impact the total number of shares and units outstanding. As a result of these exchanges and the transactions described above, as of December 31, 2012, Cantor held an aggregate of 48,782,933 Cantor units. (See Note 6— “Stock Transactions and Unit Redemptions.”)

12.	Investments

Equity Method Investments

(in thousands)	Percent Ownership (1)	December 31, 2012	December 31, 2011
ELX	49%	$14,337	$6,306
Freedom International Brokerage	45%	8,976	10,231
China Credit BGC Money Broking Company Limited	33%	1,485	1,853
Other		758	1,977

Equity method investments		$25,556	$20,367

(1)	Represents the Company’s voting interest in the equity method investment as of December 31, 2012.

The Company’s share of losses related to its investments was $11.8 million, $6.6 million and $6.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s share of the losses is reflected in “Losses on equity investments” in the Company’s consolidated statements of operations.

On March 28, 2012, the Company made a capital contribution of $16.0 million to ELX.

Summarized condensed financial information for the Company’s equity method investments is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Statements of operations:
Total revenues	$41,104	$44,078	$45,465
Total expenses	63,826	67,972	66,439

Net loss	$(22,722)	$(23,894)	$(20,974)

	December 31,
	2012	2011
Statements of financial condition:
Cash and cash equivalents	$24,719	$29,746
Fixed assets, net	12,064	8,894
Other assets	6,868	13,860

Total assets	$43,651	$52,500

Payables to related parties	15,006	13,734
Other liabilities	5,897	5,482
Total equity and partners’ capital	22,748	33,284

Total liabilities, equity and partners’ capital	$43,651	$52,500

See Note 11— “Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s consolidated financial statements.

Investments in Variable Interest Entities

Certain of the Company’s equity method investments included in the equity method investment table above are considered VIEs, as defined under the accounting guidance for consolidation. The Company is not considered the primary beneficiary of, and therefore does not consolidate, any of the VIEs in which it holds a variable interest. The Company’s involvement with such entities is in the form of direct equity interests and related agreements. The Company’s maximum exposure to loss with respect to the VIEs is its investment in such entities as well as a credit facility and other funding commitments. The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of December 31, 2012 and 2011. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	December 31, 2012		December 31, 2011
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities (1)	$15,199	$44,441	$—	$—

(1)	In addition to its equity investments, the Company has entered into a credit agreement to lend one of its variable interest entities (ELX) up to $16.0 million. The commitment period for such credit facility extends through March 28, 2015. Additionally, the Company has committed to fund up to approximately $13.0 million to another variable interest entity (Epsilon Networks, LLC) as it meets certain milestone targets. The Company’s maximum exposure to loss with respect to its variable interest entities is the sum of its equity investment plus the $16.0 million credit facility and the funding commitment of approximately $13.0 million (of which approximately $8.7 million has already been loaned to Epsilon Networks, LLC by the Company).

13.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Computer and communications equipment	$176,845	$198,322
Software, including software development costs	146,676	138,845
Leasehold improvements and other fixed assets	111,575	111,573

	435,096	448,740
Less: accumulated depreciation and amortization	293,987	312,672

Fixed assets, net	$141,109	$136,068

Depreciation expense was $36.0 million, $34.3 million and $34.1 million for years ended December 31, 2012, 2011 and 2010, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

In accordance with FASB guidance, the Company capitalizes qualifying computer software development costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the years ended December 31, 2012, 2011 and 2010, software development costs totaling $14.0 million, $15.9 million and $14.8 million, respectively, were capitalized. Amortization of software development costs totaled $11.4 million, $11.4 million and $11.9 million, for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

Impairment charges of $1.3 million, $0.8 million and $0.3 million were recorded for the years ended December 31, 2012, 2011 and 2010, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s consolidated statements of operations.

14.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2012 and 2011 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2010	$82,853	$—	$82,853
Newmark acquisition	—	59,540	59,540
Cumulative translation adjustment	(1,251)	—	(1,251)

Balance at December 31, 2011	$81,602	$59,540	$141,142
Frederick Ross acquisition	—	8,489	8,489
Smith Mack acquisition	—	7,183	7,183
Grubb & Ellis acquisition	—	4,046	4,046
Goodwill related to Newmark affiliates	—	611	611
Other acquisitions	4,304	—	4,304
Cumulative translation adjustment	(901)	—	(901)

Balance at December 31, 2012	$85,005	$79,869	$164,874

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets. The Company completed its annual goodwill impairment testing during the fourth quarter of 2012, which did not result in any goodwill impairment.

Other intangible assets consisted of the following (in thousands):

	December 31, 2012
	Gross amount	Accumulated amortization	Net carrying amount	Weighted-average remaining life (years)
Definite life intangible assets:
Patents	$36,347	$35,047	$1,300	4.9
Customer base/relationships	15,048	11,056	3,992	3.6
Internally developed software	5,722	5,722	—	—
Noncompete agreements	3,418	2,169	1,249	2.8
All other	3,832	2,238	1,594	7.2

Total definite life intangible assets	64,367	56,232	8,135	4.4
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$76,552	$56,232	$20,320	4.4

	December 31, 2011
	Gross amount	Accumulated amortization	Net carrying amount	Weighted-average remaining life (years)
Definite life intangible assets:
Patents	$35,944	$34,124	$1,820	5.8
Customer base/relationships	15,280	9,391	5,889	3.7
Internally developed software	5,722	5,722	—	—
Noncompete agreements	3,418	1,721	1,697	3.8
All other	3,778	2,038	1,740	8.2

Total definite life intangible assets	64,142	52,996	11,146	4.7
Indefinite life intangible assets:
Trade names	4,348	—	4,348	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	5,848	—	5,848	N/A

Total	$69,990	$52,996	$16,994	4.7

Intangible amortization expense was $3.6 million, $3.5 million and $4.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s consolidated statements of operations. The estimated aggregate amortization for each of the next five fiscal years and thereafter is as follows: $2.9 million in 2013, $2.2 million in 2014, $1.3 million in 2015, $0.7 million in 2016, $0.7 million in 2017 and $0.3 million thereafter.

15.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
8.75% Convertible Notes	$150,000	$150,000
4.50% Convertible Notes	143,354	138,976
8.125% Senior Notes	108,780	—
Collateralized borrowings	49,310	42,940
Short-term borrowings	—	13,600

Total	$451,444	$345,516

The Company’s Convertible Notes and 8.125% Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Convertible Notes and 8.125% Senior Notes were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% Convertible Notes	$150,000	$155,718	$150,000	$172,538
4.50% Convertible Notes	143,354	147,200	138,976	142,400
8.125% Senior Notes	108,780	116,955	—	—

Total	$402,134	$419,873	$288,976	$314,938

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

Convertible Notes

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which it issued $150.0 million principal amount of senior notes (the “Senior Notes”) to a number of investors. The Senior Notes incurred interest semiannually at the rate of 5.19% per annum (plus 2.31% per annum paid to Cantor for the guarantee provision, as discussed in Note 11— “Related Party Transactions”). The Senior Notes matured on April 1, 2010. Therefore, the Company did not record any interest expense related to the Senior Notes for the years ended December 31, 2012 or 2011. During the year ended December 31, 2010, the Company recorded interest expense related to the Senior Notes of $1.9 million prior to their maturity on April 1, 2010.

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are currently convertible into 23.4 million shares of Class A common stock. The 8.75% Convertible

Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 8.75% Convertible Notes of $13.1 million, $13.2 million and $9.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The 8.75% Convertible Notes are currently convertible, at the holder’s option, at a conversion rate of 155.8938 shares of Class A common stock per $1,000 principal amount of notes, subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016. The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $11.6 million and $4.8 million for the years ended December 31, 2012 and 2011, respectively. There was no interest expense related to the 4.50% Convertible Notes for the year ended December 31, 2010.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($9.97 as of December 31, 2012, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $12.46 per share as of December 31, 2012. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 16.0 million shares of BGC’s Class A common stock as of December 31, 2012, subject to adjustment in certain circumstances.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Principal amount of debt component	$160,000	$160,000	$150,000	$150,000
Unamortized discount	(16,646)	(21,024)	—	—
Carrying amount of debt component	143,354	138,976	150,000	150,000
Equity component	18,972	18,972	—	—
Effective interest rate	7.61%	7.61%	8.75%	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016	4/15/2015	4/15/2015
Conversion price	$9.84	$9.84	$6.41	$6.66
Number of shares to be delivered upon conversion	16,260,160	16,260,160	23,384,070	22,508,095
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—	$—	$—

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the year ended		For the year ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Coupon interest	$7,200	$3,040	$13,125	$13,161
Amortization of discount	4,378	1,808	—	—

Total interest expense	$11,578	$4,848	$13,125	$13,161

8.125% Senior Notes

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost and the carrying value of the notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 8.125% Senior Notes of $4.8 million for the year ended December 31, 2012. There was no interest expense related to the 8.125% Senior Notes for the years ended December 31, 2011 or 2010.

Collateralized Borrowings

On various dates beginning in 2009 and most recently in December 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets in exchange for loans. The secured loan arrangements have fixed rates between 2.62% and

8.09% per annum and are repayable in consecutive monthly installments with the final payments due in December 2016. The outstanding balance of the secured loan arrangements was $37.6 million and $20.6 million as of December 31, 2012 and 2011, respectively. The value of the fixed assets pledged was $32.1 million and $18.0 million as of December 31, 2012 and 2011, respectively. The secured loan arrangements are guaranteed by the Company. The Company recorded interest expense related to the secured loan arrangements of $1.5 million, $1.0 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

On various dates during the years ended December 31, 2011 and 2010, the Company sold certain furniture, equipment and software for $34.2 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $11.7 million and $22.4 million as of December 31, 2012 and 2011, respectively. The value of the fixed assets pledged was $8.3 million and $17.0 million as of December 31, 2012 and 2011, respectively. The Company recorded interest expense of $1.1 million, $1.4 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Credit Agreement

On June 23, 2011, the Company entered into a credit agreement with a bank syndicate (the “Credit Agreement”) which provides for up to $130.0 million of unsecured revolving credit through June 23, 2013. Borrowings under the Credit Agreement will bear interest at a per annum rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the prime rate as established by the Administrative Agent from time to time, (ii) the average federal funds rate plus 0.5%, and (iii) the reserve adjusted one-month LIBOR reset daily plus 1.0%, or (b) the reserve adjusted LIBOR for interest periods of one, two, three or six months, as selected by the Company, in each case plus an applicable margin. The applicable margin will initially be 2.0% with respect to base rate borrowings in (a) above and 3.0% with respect to borrowings selected as LIBOR borrowings in (b) above, but may increase to a maximum of 3.0% and 4.0%, respectively, depending upon the Company’s credit rating. The Credit Agreement also provides for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement requires that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provides for certain financial covenants, including minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. The Credit Agreement also contains certain other affirmative and negative covenants. On October 11, 2012, the Company and the bank syndicate amended certain of the covenants within the Credit Agreement, which amendments included increasing the thresholds related to limitations on indebtedness secured by liens on fixed assets, investments and loans and advances; and permitting purchases of equity interests from minority equity owners of certain affiliates, among other changes. As of December 31, 2012, there were no borrowings outstanding under the Credit Agreement. As of December 31, 2011, there was $13.6 million in borrowings outstanding under the Credit Agreement. The Company recorded interest expense related to the Credit Agreement of $0.8 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively. There was no interest expense related to the Credit Agreement for the year ended December 31, 2010.

16.	Compensation

The Company’s Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units and founding/working partner units. A maximum of 150 million shares of the Company’s Class A common stock are authorized to be delivered or cash settled pursuant to awards granted. As of December 31, 2012, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 77.2 million shares. Upon vesting of RSUs or exercise of employee stock options, the Company generally issues new shares of the Company’s Class A common stock.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2009	26,766,168
Granted	21,899,941
Redeemed/Exchanged units	(6,864,148)
Forfeited units	(950,596)

Balance at December 31, 2010	40,851,365
Granted	21,244,357
Redeemed/Exchanged units	(11,165,346)
Forfeited units	(5,116,022)

Balance at December 31, 2011	45,814,354
Granted	41,691,703
Redeemed/Exchanged units	(17,478,541)
Forfeited units	(1,547,419)

Balance at December 31, 2012	68,480,097

During the years ended December 31, 2012, 2011 and 2010, the Company granted exchangeability on 24.3 million, 14.2 million and 6.8 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $127.1 million, $108.3 million and $42.4 million, respectively. See Note 3— “Summary of Significant Accounting Policies” for more information on the Company’s accounting policy with respect to granting exchangeability on limited partnership units.

The number of unvested limited partnership units as of December 31, 2012, 2011 and 2010 was 6.6 million, 2.6 million and 4.0 million, respectively.

As of December 31, 2012, 2011 and 2010 the notional value of the applicable limited partnership units was $64.5 million, $37.6 million and $42.9 million, respectively.

As of December 31, 2012, 2011 and 2010, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 6.4 million, 1.8 million and 0.2 million, respectively.

As of December 31, 2012 and 2011 the aggregate estimated fair value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $12.3 million and $16.5 million, respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of $6.3 million, $7.8 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2009	3,617,513	$3.83	1.21
Granted	2,281,327	5.29
Delivered units	(1,178,496)	5.17
Forfeited units	(448,915)	4.78

Balance at December 31, 2010	4,271,429	$4.13	0.87
Granted	1,368,671	8.02
Delivered units	(2,397,662)	3.84
Forfeited units	(520,618)	6.15

Balance at December 31, 2011	2,721,820	$5.96	1.76
Granted	1,729,894	5.24
Delivered units	(1,625,014)	5.24
Forfeited units	(217,969)	5.74

Balance at December 31, 2012	2,608,731	$5.94	1.83

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

During the years ended December 31, 2012, 2011 and 2010, the Company granted 1.7 million, 1.4 million and 2.3 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $9.1 million, $11.0 million and $12.1 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two to four-year period.

For RSUs that vested during 2012, 2011 and 2010, the Company withheld shares valued at $2.3 million, $3.6 million and $2.2 million, respectively to pay payroll taxes due at the time of vesting.

As of December 31, 2012 and 2011 the aggregate estimated grant date fair value of outstanding RSUs was approximately $15.5 million and $16.2 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $7.8 million, $9.0 million and $9.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, there was approximately $12.3 million of total unrecognized compensation expense related to unvested RSUs.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2009	11,672,179	$12.92	3.9	$—
Granted	—	—
Exercised options	(96,610)	8.10
Forfeited options	(1,196,029)	18.60

Balance at December 31, 2010	10,379,540	$12.34	3.3	$6,626,196
Granted	—	—
Exercised options	(2,047,249)	5.10
Forfeited options	(76,225)	19.50

Balance at December 31, 2011	8,256,066	$14.07	2.9	$—
Granted	—	—
Exercised options	—	—
Forfeited options	(1,805,135)	13.92

Balance at December 31, 2012	6,450,931	$14.11	2.4	$—

Options exercisable at December 31, 2012	6,450,931	$14.11	2.4	$—

The Company did not grant any stock options during the years ended December 31, 2012, 2011 and 2010. There were no options exercised during 2012. During the years ended December 31, 2011 and 2010, the aggregate intrinsic value of options exercised was $7.3 million and $0.3 million, respectively, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. There was no cash received from options exercised during 2012. Cash received from options exercised during 2011 and 2010 were $7.7 million and $0.5 million, respectively.

The Company did not record any compensation expense related to stock options for the years ended December 31, 2012, 2011 and 2010, as all of these options vested in prior years. As of December 31, 2012, there was no unrecognized compensation expense related to unvested stock options.

The following table provides further details relating to the Company’s stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted-Average Exercise Price
$6.91—$8.73	298,500	$8.23	3.5	298,500	$8.23
$8.74—$15.40	4,012,931	11.13	3.1	4,012,931	11.13
$15.41—$23.10	2,118,000	20.47	1.0	2,118,000	20.47
$23.11—$30.80	21,500	26.32	0.8	21,500	26.32

Total	6,450,931	$14.11	2.4	6,450,931	$14.11

17.	Commitments, Contingencies and Guarantees

Contractual Obligations and Commitments

The following table summarizes certain of the Company’s contractual obligations at December 31, 2012 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$234,339	$45,260	$70,489	$46,334	$72,256
Notes payable and collateralized obligations (2)	472,371	23,368	174,473	162,030	112,500
Interest on notes payable (3)	327,146	30,929	50,471	22,207	223,539

Total contractual obligations	$1,033,856	$99,557	$295,433	$230,571	$408,295

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $16.2 million over the life of the agreement. These sub-lease payments are included in the table above.
(2)	Notes payable and collateralized obligations reflects the issuance of $150.0 million of the 8.75% Convertible Notes, $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of December 31, 2012 was approximately $143.4 million), $112.5 million of the 8.125% Senior Notes (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of December 31, 2012 was approximately $108.8 million) and $49.6 million of secured loan arrangements (the $49.6 million represents the principal amount of the debt; the carrying value of the secured loan arrangements as of December 31, 2012 was approximately $49.3 million). See Note 15— “Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
(3)	The $223.5 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.

The Company is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2027. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of December 31, 2012 minimum lease payments under these arrangements are as follows (in thousands):

Net Lease Commitment
2013	$45,260
2014	38,108
2015	32,381
2016	25,876
2017	20,458
2018 and thereafter	72,256

Total	$234,339

The lease obligations shown above are presented net of payments to be received under a non-cancellable sub-lease. BGC Partners has a sub-lease agreement for its leasehold at One America Square. The total amount of sub-lease payments to be received is approximately $13.1 million over the life of the agreement.

In addition to the above obligations under non-cancelable operating leases, the Company is also obligated to Cantor for rental payments under Cantor’s various non-cancelable leases with third parties, principally for office space and computer equipment, expiring at various dates through 2027. Certain of these leases have renewal terms at the Company’s option and/or escalation clauses (primarily based on the Consumer Price Index). Cantor allocates a portion of the rental payments to the Company based on square footage used.

The Company also allocates a portion of the rental payments for which it is obligated under non-cancelable operating leases to Cantor and its affiliates. These allocations are based on square footage used (see Note 11— “Related Party Transactions,” for more information).

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $50.8 million, $31.8 million and $25.6 million, respectively. Rent expense is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

In the event the Company anticipates incurring costs under any of its leases that exceed anticipated sublease revenues, it recognizes a loss and records a liability for the present value of the excess lease obligations over the estimated sublease rental income. The liability for future lease payments, net of anticipated sublease rental income, was approximately $3.1 million and $5.0 million, as of December 31, 2012 and 2011, respectively, and is included as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. The lease liability takes into consideration various assumptions, including prevailing rental rates.

Contingent Payments Related to Acquisitions

During the year ended December 31, 2012, the Company completed acquisitions, whose purchase price included approximately 1.8 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $5.0 million) and 1.9 million limited partnership units (with an acquisition date fair value of approximately $5.1 million) that may be issued contingent on certain targets being met through 2016. As of December 31, 2012, the Company has not issued any shares of its Class A common stock related to these contingent payments.

On October 14, 2011, the Company completed the acquisition of Newmark. The acquisition price included approximately 4.83 million shares of the Company’s Class A common stock with an approximate fair value of $26.8 million that may be issued over a five-year period contingent on certain revenue targets being met. As of December 31, 2012, the Company has issued 1.7 million shares of its Class A common stock related to these contingent payments.

In August 2010, the Company completed the acquisition of various assets and businesses of Mint Partners. The acquisition price included shares with an approximate fair value of $3.2 million on the acquisition date and limited partnership units with an approximate fair value of $3.6 million on the acquisition date that may be issued over a five-year period contingent on certain revenue targets being met. The first contingent payment was made in 2011. As of December 31, 2012, the Company has issued 246,748 shares of its Class A common stock related to these contingent payments.

In June 2009, the Company acquired all of the outstanding shares of Liquidez. The purchase price for Liquidez included contingent payments with an approximate fair value of $8.2 million on the acquisition date subject to achievement of certain profit targets through 2013. The first contingent payment was made in 2010. As of December 31, 2012, the Company has paid $4.6 million related to these contingent payments and had a remaining liability of $3.2 million, which is included as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

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

In August 2004, Trading Technologies International, Inc. (“TT”) commenced an action in the United States District Court, Northern District of Illinois, Eastern Division, against the Company. In its complaint, TT alleged that the Company infringed two of TT’s patents. TT later added eSpeed International Ltd., ECCO LLC and ECCO Ware LLC as defendants. TT ultimately prevailed on some of its claims, and a judgment against the defendants in the amount of approximately $2.5 million in damages, plus interest, was satisfied in 2012, while the issue of costs remains pending before the District Court.

On February 3, 2010, TT filed another civil action against the Company in the Northern District of Illinois, alleging direct and indirect infringement of three additional patents, U.S. Patents Nos. 7,533,056, 7,587,357, and 7,613,651, and by later amendment to the complaint No. 7,676,411 by the eSpeedometer product. On June 24, 2010, TT filed a Second Amended Complaint to add certain of the Company’s affiliates. On February 4, 2011, the Court ordered that the case be consolidated with nine other cases filed by TT in February 2010 against other defendants, involving some of the same patents. On May 25, 2011, TT filed a Third Amended Complaint, substituting certain of the Company’s affiliates for the previously named defendants. On June 15, 2011, TT filed a Fourth Amended Complaint, adding claims of direct and indirect infringement of six additional U.S. Patents Nos. 7,685,055, 7,693,768, 7,725,382, 7,813,996, 7,904,374, and 7,930,240. On July 31, 2012, the Court, acting on motions for partial summary judgment, entered a final judgment of invalidity as to Patents Nos. 7,676,411, 7,685,055, 7,693,768, and 7,904,374, and certified that final judgment for immediate interlocutory appeal. An appeal of that judgment is presently pending, while the Company continues to defend against TT’s claims under other patents in the District Court.

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

Subsidiaries of Tullett filed additional claims with FINRA on April 4, 2011, seeking unspecified damages and injunctive relief against BGC Financial, and nine additional former employees of the Tullett subsidiaries alleging claims (similar to those asserted in the previously filed FINRA Arbitration) related to BGC Financial’s hiring of those nine employees in 2011. These claims have not been consolidated with the other FINRA proceedings. BGC Financial and those employees filed their Statement of Answer and the employees’ Statement of Counterclaims, and the Tullett subsidiaries responded to the employees’ counterclaims. The hearings before FINRA in this case began in October 2012 and concluded on December 20, 2012. On January 11, 2013, the FINRA panel denied Tullett’s claims in their entirety, granted the employees’ counterclaims, and ordered Tullett to pay the employees (collectively) approximately $367,000 in compensatory damages.

On August 10, 2012, the Tullett Subsidiaries commenced a FINRA arbitration against BGC Financial, BGC USA, L.P. (“BGC USA”), another affiliate of BGC Partners, and an officer and an employee of BGC Financial who were formerly employed by the Tullett Subsidiaries. The Tullett Subsidiaries allege that BGC Financial and BGC USA aided and abetted various alleged wrongs by the individual respondents, tortiously interfered with these individuals’ employment contracts with Tullett, and violated a FINRA Rule of Conduct. The Tullett Subsidiaries also allege breaches of contract and duties of loyalty and fiduciary duties, as well as the misappropriation of trade secrets and confidential information, and the violation of a FINRA Rule of Conduct against their former employees, and seek a declaratory judgment invalidating indemnification agreements entered into between the BGC respondents and the individual respondents. The Tullett Subsidiaries seek compensatory damages of not less than $14 million in salaries, bonuses and other compensation and benefits they paid to the individual respondents, as well as consequential and punitive damages. The Tullett Subsidiaries also seek costs and a permanent injunction, in addition to the aforementioned declaratory judgment, against the respondents. In November 2012, BGC Financial and an employee of BGC Financial were dismissed as respondents, and Statements of Answer were filed on behalf of the remaining respondents.

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

In November 2010, the Company’s affiliates filed three proceedings against Tullett Prebon Information (C.I.) Ltd and certain of its affiliates. In these proceedings, the Company’s affiliates seek to recover significant damages relating to Tullett’s theft of BGCantor Market Data’s proprietary data. BGCantor Market Data (and two predecessors in interest) seek contractual damages and two of the Company’s brokerage affiliates seek disgorgement of profits due to unfair competition. An award has been rendered in the arbitration by BGCantor Market Data (and two predecessors in interest) in favor of the Company in the approximate amount of $0.8 million. The Company moved to vacate the award because of its failure to award attorneys’ fees and award a greater amount in damages and Tullett moved to confirm the award. The court granted Tullett’s motion to confirm the award. The Company has appealed.

On March 9, 2012, a purported derivative action was filed in the Supreme Court of the State of New York, County of New York captioned International Painters and Allied Trades Industry Pension Fund, etc. v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 650736-2012, which suit alleges that the terms of the April 1, 2010 8.75% Convertible Notes issued to Cantor were unfair to the Company, the Company’s Controlled Equity Offerings unfairly benefited Cantor at the Company’s expense and the August 2011 amendment to the change in control agreement of Mr. Lutnick was unfair to the Company. It seeks to recover for the Company unquantified damages, disgorgement of payments received by defendants, a declaration that the 8.75% Convertible Notes are void and attorneys’ fees. On April 2, 2012, a purported derivative action was filed in the Court of Chancery of the State of Delaware captioned Samuel Pill v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Civil Action No. 7382-CS, which suit alleged that the terms of the April 1, 2010 8.75% Convertible Notes issued to Cantor were unfair to the Company, the Company’s Controlled Equity Offerings unfairly benefited Cantor at the Company’s expense and the August 2011 amendment to the change in control agreement of Mr. Lutnick was unfair to the Company. It seeks to recover for the Company unquantified damages, disgorgement of payments received by defendants, a declaration that the 8.75% Convertible Notes are void and attorneys’ fees. On April 12, 2012, this Complaint was subsequently amended to delete any claim for relief in connection with the 8.75% Convertible Notes. On June 8, 2012, Defendants filed a motion simultaneously in New York and Delaware requesting that the two actions proceed in one forum. In response to Defendants’ motion, Plaintiff Samuel Pill voluntarily dismissed the Delaware action, without prejudice, in the Court of Chancery in the State of Delaware on June 19, 2012. On the same date, Plaintiff Pill refiled his complaint in the Supreme Court of the State of New York, County of New York, captioned Samuel Pill v. Cantor Fitzgerald, L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 652126-2012. The two actions filed in New York were consolidated on August 27, 2012. Defendants filed a motion to dismiss the consolidated action on August 10, 2012, and plaintiffs filed their opposition to defendants’ motion to dismiss on September 24, 2012. Defendants’ reply to plaintiffs’ opposition was filed on October 18, 2012, pursuant to the briefing schedule set by the court. The Company believes that plaintiffs’ allegations are without merit and intends to continue to defend against them vigorously. Oral argument has been scheduled for April 2, 2013.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of December 31, 2012, the Company was contingently liable for $1.7 million under these letters of credit.

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

The Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2— “Limited Partnership Interests in BGC Holdings” for discussion of partnership interests) rather than the partnership entity.

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
U.S. federal	$11,316	$1,292	$1,863
U.S. state and local	2,970	1,319	655
Foreign	17,849	9,853	10,668
UBT	(361)	1,572	1,289

	31,774	14,036	14,475
Deferred:
U.S. federal	(6,741)	2,766	992
U.S. state and local	(1,918)	(645)	252
Foreign	(2,352)	(294)	(4,411)
UBT	(539)	136	235

	(11,550)	1,963	(2,932)

Provision for income taxes	$20,224	$15,999	$11,543

The Company had pre-tax income from foreign operations of $62.6 million, $41.1 million and $43.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had a pre-tax loss from domestic operations of $6.9 million for the year ended December 31, 2012, and pre-tax income from domestic operations of $13.3 million and $13.0 million for the years ended December 31, 2011 and 2010, respectively.

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

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal income tax expense at 35% statutory rate	$19,508	$19,025	$19,920
Non-controlling interest	2,258	(3,488)	(2,205)
Incremental impact of foreign taxes compared to federal tax rate	(7,020)	(2,446)	(9,191)
Permanent differences	6,003	1,801	4,217
State and local taxes	684	438	235
New York City UBT	(752)	1,385	1,524
Deductible merger related legal fees	—	—	(1,382)
Federal/state tax benefit of research and development credit	(500)	(423)	(126)
Decrease in unrecognized tax benefit	—	—	(1,393)
Other	43	(293)	(56)

Provision for income taxes	$20,224	$15,999	$11,543

Significant components of the Company’s deferred tax asset and liability consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011
Deferred tax asset
Fixed assets	$6,133	$8,048
Basis difference of investments	8,772	(452)
Deferred compensation	13,380	16,342
Other deferred and accrued expenses	2,884	2,781
Net operating loss and credit carry-forwards	29,058	32,128

Total deferred tax asset (1)	60,227	58,847
Valuation allowance	(24,288)	(34,629)

Deferred tax asset, net of valuation allowance	35,939	24,218

Deferred tax liability
Software capitalization	4,435	3,408
Depreciation of fixed assets / Gain on replacements of assets	572	563
Other	731	1,596

Total deferred tax liability (1)	5,738	5,567

Net deferred tax asset	$30,201	$18,651

(1)	Before netting within tax jurisdictions.

The Company has net operating losses in various jurisdictions that will begin to expire in 2013. The Company’s U.S. federal research and development credit carryforward will begin to expire in 2023. The Company’s deferred tax asset and liability are included in the Company’s consolidated statements of financial condition as components of “Other assets” and “Accounts payable, accrued and other liabilities,” respectively.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Balance, January 1 (excluding interest and penalties of $0.4 million)	$3,250	$3,521
Increases for prior year tax positions	—	—
Decreases for prior year tax positions	—	—
Increases for current year tax positions	—	675
Settlements	—	(946)
Lapse of statute of limitations	—	—

Balance, December 31 (excluding interest and penalties of $0.5 million)	$3,250	$3,250

The Company anticipates that the total amount of unrecognized benefits (excluding penalties and interest) will remain unchanged over the next twelve months.

Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. As of December 31, 2012, the Company had approximately $82.0 million of cumulative undistributed foreign pre-tax earnings for which no deferred U.S. federal income taxes have been provided since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions as a component of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

As of December 31, 2012, the Company had $3.3 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s consolidated statements of operations. As of December 31, 2012, the Company had approximately $0.5 million of accrued interest related to uncertain tax positions. During the year ended December 31, 2012, the Company had $66 thousand in charges with respect to interest and penalties.

19.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December 31, 2012, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the FSA and must maintain financial resources (as defined by the FSA) in excess of the total financial resources requirement of the FSA. As of December 31, 2012, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2012, $324.4 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $158.1 million.

20.	Segment and Geographic Information

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

The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units and allocations of net income to founding/working partner units and limited partnership units) as well as unallocated expenses such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level.

Selected financial information for the Company’s segments is presented below. See Note 14— “Goodwill and Other Intangible Assets, Net,” for goodwill by reportable segment.

Year ended December 31, 2012 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$532,436	$—	$—	$532,436
Credit	284,606	—	—	284,606
Foreign exchange	208,011	—	—	208,011
Equities and other asset classes	156,106	—	—	156,106
Real estate	—	331,010	—	331,010
Real estate management services	—	122,704	—	122,704
Market data	17,302	—	—	17,302
Software solutions	9,962	—	—	9,962
Fees from related parties	11,324	—	41,835	53,159
Losses on equity investments	—	—	(11,775)	(11,775)
Other revenues	367	520	56,079	56,966

Total non-interest revenues	1,220,114	454,234	86,139	1,760,487
Interest income	1,295	382	4,829	6,506

Total revenues	1,221,409	454,616	90,968	1,766,993
Interest expense	6,246	257	28,382	34,885
Other expenses	1,000,865	431,469	244,037	1,676,371

Income (loss) from operations before income taxes	$214,298	$22,890	$(181,451)	$55,737

For the year ended December 31, 2012, the Real Estate Services segment income (loss) from operations before income taxes excludes $21.1 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Year ended December 31, 2011 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$578,453	$—	$—	$578,453
Credit	314,982	—	—	314,982
Foreign exchange	218,352	—	—	218,352
Equities and other asset classes	214,497	—	—	214,497
Real estate	—	44,980	—	44,980
Real estate management services	—	1,222	—	1,222
Market data	17,772	—	—	17,772
Software solutions	9,190	—	—	9,190
Fees from related parties	13,250	—	48,977	62,227
Losses on equity investments	—	—	(6,605)	(6,605)
Other revenues	1,920	1,390	864	4,174

Total non-interest revenues	1,368,416	47,592	43,236	1,459,244
Interest income	1,490	90	3,861	5,441

Total revenues	1,369,906	47,682	47,097	1,464,685
Interest expense	1,470	184	22,952	24,606
Other expenses	1,079,959	41,753	264,008	1,385,720

Income (loss) from operations before income taxes	$288,477	$5,745	$(239,863)	$54,359

For the year ended December 31, 2011, the Real Estate Services segment income (loss) from operations before income taxes excludes $3.8 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Year ended December 31, 2010 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$556,192	$—	$—	$556,192
Credit	311,029	—	—	311,029
Foreign exchange	183,848	—	—	183,848
Equities and other asset classes	177,601	—	—	177,601
Real estate	—	—	—	—
Real estate management services	—	—	—	—
Market data	18,314	—	—	18,314
Software solutions	7,804	—	—	7,804
Fees from related parties	15,905	—	50,091	65,996
Losses on equity investments	—	—	(6,940)	(6,940)
Other revenues	1,859	—	12,101	13,960

Total non-interest revenues	1,272,552	—	55,252	1,327,804
Interest income	969	—	2,339	3,308

Total revenues	1,273,521	—	57,591	1,331,112
Interest expense	1,060	—	13,020	14,080
Other expenses	1,042,564	—	217,553	1,260,117

Income (loss) from operations before income taxes	$229,897	$—	$(172,982)	$56,915

Total assets by reportable segment (in thousands):

Total Assets (1)	Financial Services	Real Estate Services	Total
At December 31, 2012	$1,357,838	$281,101	$1,638,939

At December 31, 2011	$1,225,970	$179,215	$1,405,185

(1)	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the years ended December 31, 2012, 2011 and 2010, respectively, and information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of December 31, 2012 and 2011, respectively, were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues:
United States	$800,017	$416,742	$372,421
United Kingdom	594,075	608,496	570,058
Asia	203,471	232,755	200,431
France	94,743	124,646	120,777
Other Americas	40,124	43,870	37,397
Other Europe/MEA	34,563	38,176	30,028

Total revenues	$1,766,993	$1,464,685	$1,331,112

	December 31,
	2012	2011
Long-lived assets:
United States	$319,185	$293,912
United Kingdom	148,922	139,741
Asia	52,675	48,338
France	12,310	10,044
Other Americas	16,066	19,556
Other Europe/MEA	10,210	9,129

Total long-lived assets	$559,368	$520,720

21.	Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows (in thousands):

	December 31,
	2012	2011
Other assets:
Prepaid expenses	$26,296	$22,540
Deferred tax asset	30,201	24,218
Rent and other deposits	17,766	12,312
Other taxes	7,676	12,008
Other	19,597	17,815

Total other assets	$101,536	$88,893

	December 31,
	2012	2011
Accounts payable, accrued and other liabilities:
Accrued expenses and other liabilities	$177,961	$150,771
Deferred tax liability	—	5,567
Taxes payable	82,501	94,214

Total accounts payable, accrued and other liabilities	$260,462	$250,552

22.	Subsequent Events

Fourth Quarter 2012 Dividend

On February 12, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share for the fourth quarter of 2012 payable on March 15, 2013 to Class A and Class B common stockholders of record as of March 1, 2013.

Controlled Equity Offering

Since December 31, 2012, the Company issued, pursuant to its controlled equity offerings, 4,679,300 shares of Class A common stock related to exchanges and redemptions of limited partnership interests as well as for general corporate purposes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, summarized, accumulated and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our 2012 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. We reviewed the results of management’s assessment with our Audit Committee.

Management has excluded BGC Partners’ acquisition of substantially all of the assets of Grubb & Ellis from its assessment of internal control over financial reporting as of December 31, 2012 as the acquisition was completed during the second quarter of 2012. Grubb & Ellis was also excluded from our audit of internal controls over financial reporting for 2012; however, we anticipate that Grubb & Ellis will be included in management’s assessment of internal control over financial reporting and our audit of internal controls over financial reporting for 2013. Its 2012 GAAP revenues since the acquisition represented approximately 11.2% or $198.5 million of the Company’s total GAAP revenues for the year ended December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

Changes in Internal Control over Financial Reporting

During the year ending December 31, 2011, we completed the acquisition of Newmark Knight Frank, which materially expanded our internal control environment. In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with an acquisition, management excluded an assessment and conclusion regarding the design and effectiveness of internal control over financial reporting as of December 31, 2011 for Newmark Knight Frank. During the quarter and year ended December 31, 2012, the integration of Newmark Knight Frank represented a material change in internal control over financial reporting as defined in SEC Rule 13a-15(f).

During the year ending December 31, 2012, we completed the acquisition of substantially all of the assets of Grubb & Ellis, which has expanded our internal control environment. The process of integrating policies, processes, people, technology and operations for the combined companies may result in changes to our internal control over financial reporting in the future. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities. Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the fiscal year ending December 31, 2012 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Whistleblower Procedures” in the definitive Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the 2013 Proxy Statement with the SEC on or before April 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2013 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2012” in the 2013 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Certain Relationships and Related Transactions and Director Independence” and “Election of Directors — Independence of Directors” in the 2013 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2013 Proxy Statement is hereby incorporated by reference in response to this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. See Index to Financial Statements on page 125.

(a)(2) Schedule I, Parent Company Only Financial Statements. All other schedules are omitted because they are not applicable, not required or the required information is in the financial statements or the notes thereto.

(a)(3) The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report. Schedules and similar attachments to the exhibits designated by a double asterisk (**) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. BGC Partners, Inc. will supplementally furnish a copy of them to the SEC upon request. We have requested confidential treatment as to certain portions of the Exhibits designated by a cross (+), which portions have been omitted and filed separately with the Securities and Exchange Commission (the “SEC”). Certain exhibits have been previously filed with the SEC pursuant to the Securities Exchange Act of 1934 (Commission File Numbers 0-28191and 1-35591).

Exhibit Number	Exhibit Title

1.1	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 9, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011)

1.2	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated February 15, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

1.3	Controlled Equity Offering OfferingSM Sales Agreement between BGC Partners, Inc. and dated December 12, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 10-K filed with the SEC on December 12, 2012)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.3	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.4	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.5	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.7	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.8	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.5	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.6	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

Exhibit Number	Exhibit Title

10.7	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.8	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.9	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.10	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.11	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.12	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.13	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.14	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.15	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.16	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.18	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.19	BGC Partners, Inc. Amended and Restated Long Term Incentive Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.20	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title

10.21	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.22	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.23	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.24	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.25	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.26	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.27	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.28	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.29	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.30	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.31	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.32	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.33	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.34	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

Exhibit Number	Exhibit Title

10.35	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.36	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.37	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.38	Employment Agreement, dated as of February 15, 2005, between Sean A. Windeatt and BGC Partners, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.39	Employment Agreement, dated as of November 13, 2008, between Anthony Graham Sadler and Tower Bridge International Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009)*

10.40	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.41	Employment Agreement, dated as of March 31, 2008, between BGC Brokers, L.P. and Shaun D. Lynn (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.42	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.43	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.44	Indenture, dated as of April 1, 2010, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.45	BGC Partners, Inc. 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.46	BGC Holdings, L.P. 8.75% Senior Convertible Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.47	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

10.48	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

Exhibit Number	Exhibit Title

10.49	BGC Partners, Inc. Second Amended and Restated Long Term Incentive Plan dated as of December 14, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2009)*

10.50	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.51	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.52	Letter Agreement, dated as of March 29, 2010, by and between Sean A. Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.53	Letter Agreement, dated as of March 29, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.54	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.55	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.56	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.57	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.58	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011.)

10.59	Seventh Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of September 9, 2011 and effective as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2011)

10.60	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.61	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.62	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.63	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

Exhibit Number	Exhibit Title

10.64	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.65	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.66	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.67	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.68	Letter Agreement, dated August 3, 2011, between Shaun D. Lynn and BGC Brokers, L.P., amending the Employment Agreement, dated March 31, 2008, as further amended on March 26, 2010, between Shaun D. Lynn and BGC Brokers, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.69	Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2011)

10.70	Capped Call Confirmation dated July 28, 2011 between Bank of America Merrill Lynch and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011.)

10.71	Capped Call Confirmation dated July 28, 2011 among Deutsche Bank AG, London Branch, Deutsche Bank Securities Inc., and BGC Partners, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011.)

10.72	Third Amended and Restated Long Term Incentive Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)*

10.73	First Amended and Restated Incentive Bonus Compensation Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)*

10.74	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.75	Underwriting Agreement dated as of June 21, 2012, by and among BGC Partners, Inc., Wells Fargo Securities, LLC, and certain other Underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.76	Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 8.125% Senior Notes due 2042 (incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

Exhibit Number	Exhibit Title

10.77	First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.78	First Amendment to Credit Agreement, dated October 11, 2012, to that certain Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.79	Second Amended and Restated Asset Purchase Agreement, dated April 13, 2012, by and among BGC Partners, Inc., Grubb & Ellis Company, and certain subsidiaries of Grubb & Ellis Company that are signatories thereto (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.80	Eighth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 17, 2012 and effective as of December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.83	Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP.*

10.84	Deed of Adherence, dated January 9, 2013, between Sean Windeatt and BGC Services (Holdings) LLP.*

10.85	Deed of Adherence, dated December 31, 2012, between A. Graham Sadler and BGC Services (Holdings), LLP.*

21.1	List of subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernst & Young LLP, independent auditors.

23.2	Consent of Ernst & Young LLP, independent auditors.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited consolidated statements of financial condition of Grubb & Ellis as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareowners’ (deficit) equity and cash flows for each of the years ended December 31, 2011, 2010 and 2009, and the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm.

99.2	Unaudited interim consolidated statement of net assets in liquidation (liquidation basis) of Grubb & Ellis as of March 31, 2012, unaudited interim consolidated statement of changes in net assets in liquidation (liquidation basis) for the period from March 27, 2012 to March 31, 2012, consolidated balance sheet (going concern basis) as of December 31, 2011, unaudited interim consolidated statements of comprehensive loss (going concern basis) and cash flows (going concern basis) for the period from January 1, 2012 to March 27, 2012 and the three months ended March 31, 2011, and the Notes to the Unaudited Consolidated Financial Statements.

Exhibit Number	Exhibit Title

99.3	Unaudited pro forma condensed combined financial information, giving effect to our acquisition of substantially all of the assets of Grubb & Ellis.

101	The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2013.

BGC Partners, Inc.

By:	/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, BGC Partners, Inc., in the capacities and on the date or dates indicated.

Signature	Capacity in Which Signed	Date
/S/ HOWARD W. LUTNICK Howard W. Lutnick	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2013

/S/ A. GRAHAM SADLER A. Graham Sadler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2013

/S/ STEPHEN T. CURWOOD Stephen T. Curwood	Director	March 11, 2013

/S/ JOHN H. DALTON John H. Dalton	Director	March 11, 2013

/S/ BARRY R. SLOANE Barry R. Sloane	Director	March 11, 2013

/S/ ALBERT M. WEIS Albert M. Weis	Director	March 11, 2013

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$27	$—
Investments	—	895
Investments in subsidiaries	431,536	397,499
Receivables from related parties	77,198	110,124
Note receivable from related party	263,839	144,608
Other assets	16,387	12,572

Total assets	$788,987	$665,698

Liabilities and Stockholders’ Equity
Short-term borrowings	$—	$13,600
Payables to related parties	18,754	—
Accounts payable, accrued and other liabilities	22,102	24,036
Notes payable and collateralized borrowings	263,839	161,408
Notes payable to related parties	150,000	150,000

Total liabilities	454,695	349,044
Commitments and contingencies (Note 2)
Total stockholders’ equity	334,292	316,654

Total liabilities and stockholders’ equity	$788,987	$665,698

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Interest income	$33,412	$21,740	$9,844

Expenses:
Interest expense	35,911	21,740	12,928
Other expenses	567	399	182

Total expenses	36,478	22,139	13,110
Loss from operations before income taxes	(3,066)	(399)	(3,266)
Equity income of subsidiaries	32,441	24,083	26,014
Provision for income taxes	5,511	3,547	1,586

Net income available to common stockholders	$23,864	$20,137	$21,162

Per share data:
Basic earnings per share	$0.16	$0.17	$0.24

Basic weighted-average shares of common stock outstanding	144,886	116,132	88,294

Fully diluted earnings per share	$0.16	$0.17	$0.24

Fully diluted weighted-average shares of common stock outstanding	280,809	116,514	228,568

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$23,864	$20,137	$21,162
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(430)	(3,471)	(709)
Unrealized gain (loss) on securities available for sale	—	696	(232)

Total other comprehensive loss, net of tax	(430)	(2,775)	(941)

Comprehensive income attributable to common stockholders	$23,434	$17,362	$20,221

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common stockholders	$23,864	$20,137	$21,162
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discount on convertible notes	4,378	1,808	—
Equity in net gains of unconsolidated investments	(32,441)	(24,083)	(26,014)
Deferred tax (benefit) expense	(8,839)	2,394	1,250
Decrease (increase) in operating assets:
Receivables from related parties	(27,092)	94,546	(149,354)
Note receivable from related party	—	(144,608)	—
Other assets	(5,782)	(1,557)	(5,772)
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	16,799	11,928	8,899
Payables to related parties	18,754	(43,886)	(13,123)

Net cash used in operating activities	(10,359)	(83,321)	(162,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(30,153)	(61,829)	—
Purchase of notes receivable	(22,000)	—	—
Distribution from equity method investment	928	—	—

Net cash used in investing activities	(51,225)	(61,829)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(90,590)	(77,244)	(42,606)
Repurchase of Class A common stock	(337)	(392)	(19,871)
Issuance of convertible notes	—	155,620	—
Purchase of capped call	—	(11,392)	—
Proceeds from long-term borrowings	108,716	—	—
Proceeds from collateralized borrowings	—	4,986	29,763
Repayments of collateralized borrowings	(10,865)	(9,801)	(2,143)
Proceeds from short-term borrowings	90,000	30,000	—
Repayments of short-term borrowings	(103,600)	(16,400)	—
Issuance of convertible notes to Cantor	—	—	150,000
Distributions from subsidiaries	55,537	45,187	12,312
Proceeds from offering of Class A common stock, net	12,667	15,632	33,938
Proceeds from exercises of stock options	—	8,812	463
Other	83	90	—

Net cash provided by financing activities	61,611	145,098	161,856
Net increase (decrease) in cash and cash equivalents	27	(52)	(1,096)
Cash and cash equivalents at beginning of period	—	52	1,148

Cash and cash equivalents at end of period	$27	$—	$52

Supplemental non-cash information:
Conversion of Class B common stock into Class A common stock	$—	$—	$6
Issuance of Class A common stock upon exchange of Cantor units	—	8,407	6,181
Issuance of Class B common stock upon exchange of Cantor units	—	8,407	—
Issuance of Class A common stock upon exchange of limited partnership interests	90,199	79,115	24,583
Issuance of Class A and contingent Class A common stock for acquisitions	9,026	26,778	3,171
Donations with respect to Charity Day	13,401	12,076	7,403
Issuance of Class A common stock upon purchase of notes receivable	3,055	—	—
Use of notes receivable in business acquisition	25,617	—	—

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

On various dates beginning in 2009 and most recently in December 2012, BGC Partners, L.P. a subsidiary of the Company, entered into a secured loan arrangement, under which it pledged certain fixed assets including furniture, computers and telecommunications equipment in exchange for loans. The outstanding balance of the secured loan was $26.4 million and $5.2 million as of December 31, 2012 and 2011, respectively. The principal and interest on this secured loan arrangement is repayable in consecutive monthly installments at a fixed rate of 8.09% per annum with the final payment due in December 2016.

In connection with the issuance of these Notes, the Company provided guarantees of payment and performance of BGC Partners L.P.’s obligations pursuant to the agreements.

As of December 31, 2012, the Company has not been called upon to fulfill any obligations under the guarantees.

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

The Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are currently convertible into approximately 23.4 million shares of Class A common stock. The Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted. The Company recorded interest expense of $13.1 million, $13.2 million and $9.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

On various dates during the years ended December 31, 2011 and 2010, the Company (as Co-Lessee with other related entities) sold certain furniture, equipment and software for $34.2 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases are repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014. The outstanding balance of the leases was $11.7 million and $22.4 million as of December 31, 2012 and 2011, respectively. The Company recorded interest expense of $1.1 million, $1.4 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”). The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $11.6 million and $4.8 million for the years ended December 31, 2012 and 2011, respectively. There was no interest expense related to the 4.50% Convertible Notes for the year ended December 31, 2010.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($9.97 as of December 31, 2012, subject to adjustments in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $12.46 per share as of December 31, 2012. The purchase price of the capped call resulted in a decrease to additional paid-in capital of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 16.0 million shares of BGC’s Class A common stock.

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost and the carrying value of the notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense of $4.8 million for the year ended December 31, 2012. There was no interest expense related to the 8.125% Senior Notes for the years ended December 31, 2011 and 2010.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

1.1	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 9, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011)

1.2	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated February 15, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

1.3	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated December 12, 2012 (incorporate dby reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2012)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.3	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.4	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

Exhibit Number	Exhibit Title

4.5	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.7	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.8	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.5	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.6	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.7	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.8	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.9	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.10	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.11	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)*

Exhibit Number	Exhibit Title

10.12	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.13	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.14	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.15	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.16	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.18	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.19	BGC Partners, Inc. Amended and Restated Long Term Incentive Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.20	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.21	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.22	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.23	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.24	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.25	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.26	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

Exhibit Number	Exhibit Title

10.27	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.28	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.29	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.30	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.31	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.32	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.33	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.34	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.35	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.36	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.37	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.38	Employment Agreement, dated as of February 15, 2005, between Sean A. Windeatt and BGC Partners, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.39	Employment Agreement, dated as of November 13, 2008, between Anthony Graham Sadler and Tower Bridge International Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009)*

10.40	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

Exhibit Number	Exhibit Title

10.40	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.41	Employment Agreement, dated as of March 31, 2008, between BGC Brokers, L.P. and Shaun D. Lynn (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.42	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.43	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.44	Indenture, dated as of April 1, 2010, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.45	BGC Partners, Inc. 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.46	BGC Holdings, L.P. 8.75% Senior Convertible Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.47	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

10.48	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.49	BGC Partners, Inc. Second Amended and Restated Long Term Incentive Plan dated as of December 14, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2009)*

10.50	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.51	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.52

Letter Agreement, dated as of March 29, 2010, by and between Sean A. Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on

Form 8-K filed with the SEC on March 31, 2010)*

10.53

Letter Agreement, dated as of March 29, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on

Form 8-K filed with the SEC on March 31, 2010)*

10.54	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

Exhibit Number	Exhibit Title

10.55	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.56	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.57	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.58	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.59	Seventh Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of September 9, 2011 and effective as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2011)

10.60	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.61	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.62	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.63	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.64	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.65	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.66	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.67	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

Exhibit Number	Exhibit Title

10.68	Letter Agreement, dated August 3, 2011, between Shaun D. Lynn and BGC Brokers, L.P., amending the Employment Agreement, dated March 31, 2008, as further amended on March 26, 2010, between Shaun D. Lynn and BGC Brokers, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.69	Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2011)

10.70	Capped Call Confirmation dated July 28, 2011 between Bank of America Merrill Lynch and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.71	Capped Call Confirmation dated July 28, 2011 among Deutsche Bank AG, London Branch, Deutsche Bank Securities Inc., and BGC Partners, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.72	Third Amended and Restated Long Term Incentive Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)*

10.73	First Amended and Restated Incentive Bonus Compensation Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)*

10.74	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.75	Underwriting Agreement dated as of June 21, 2012, by and among BGC Partners, Inc., Wells Fargo Securities, LLC, and certain other Underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.76	Indenture, dated as of June 26, 2012, between BGC partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 8.125% Senior Notes due 2042 (incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.77	First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.78	First Amendment to Credit Agreement, dated October 11, 2012, to that certain Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

Exhibit Number	Exhibit Title

10.79	Second Amended and Restated Asset Purchase Agreement, dated April 13, 2012, by and among BGC Partners, Inc., Grubb & Ellis Company, and certain subsidiaries of Grubb & Ellis Company that are signatories thereto (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.80	Eighth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of December 17, 2012 and effective as of December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.83	Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP.*

10.84	Deed of Adherence, dated January 9, 2013, between Sean Windeatt and BGC Services (Holdings) LLP.*

10.85	Deed of Adherence, dated December 31, 2012, between A. Graham Sadler and BGC Services (Holdings) LLP.*

21.1	List of Subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernst & Young LLP, independent auditors.

23.2	Consent of Ernst & Young LLP, independent auditors.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited consolidated statements of financial condition of Grubb & Ellis as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareowners’ (deficit) equity and cash flows for each of the years ended December 31, 2011, 2010 and 2009, and the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm.

99.2	Unaudited interim consolidated statement of net assets in liquidation (liquidation basis) of Grubb & Ellis as of March 31, 2012, unaudited interim consolidated statement of changes in net assets in liquidation (liquidation basis) for the period from March 27, 2012 to March 31, 2012, consolidated balance sheet (going concern basis) as of December 31, 2011, unaudited interim consolidated statements of comprehensive loss (going concern basis) and cash flows (going concern basis) for the period from January 1, 2012 to March 27, 2012 and the three months ended March 31, 2011, and the Notes to the Unaudited Consolidated Financial Statements.

99.3	Unaudited pro forma condensed combined financial information, giving effect to our acquisition of substantially all of the assets of Grubb & Ellis.

101	The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.