Form 10-Q
period 2013-06-30
BGC Partners, Inc.
filed 2013-08-08
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

On July 31, 2013, the registrant had 137,023,123 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited, to the factors set forth below and may impact either or both of our operating segments:

•

market conditions, including trading volume and volatility, potential deterioration of the equity and debt capital markets and the condition of the markets for commercial and other real estate, and our ability to access the capital markets;

•	pricing and commissions and market position with respect to any of our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers and consolidation;

•	liquidity, regulatory and clearing capital requirements and the impact of credit market events;

•

our relationships with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, including Cantor Fitzgerald & Co. (“CF&Co”), any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, CF&Co’s acting as our sales agent under our controlled equity or other offerings, and CF&Co’s acting as our financial advisor in connection with one or more business combinations or other transactions, and our participation in various investments or cash management vehicles placed by or recommended by CF&Co.

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks or the impact of weather-related or similar events;

•

extensive regulation of our businesses, changes in regulations relating to the financial services, real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, fines, penalties, sanctions, enhanced oversight, increased financial and capital requirements, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

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

•

certain financial risks, including the possibility of future losses and negative cash flows from operations, a possible need for long-term borrowings or other sources of cash, related to acquisitions or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks given by the rating agencies to those credit ratings, impairments of any loan balances and increased borrowing costs, as well as interest and currency rate fluctuations;

•	risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments, or other cash management vehicles;

•

our ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services and to secure and maintain market share;

•

our ability to enter into marketing and strategic alliances and business combination or other transactions in the financial services, real estate and other industries, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, and to meet our financial reporting obligations with respect thereto, the anticipated benefits of any such transactions or the future impact of any such transactions on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions and any hedging entered into in connection with cash or stock consideration received or to be received in connection with such dispositions;

•

our estimates or determinations of potential value with respect to various assets or portions of our business, including with respect to the accuracy of the assumptions or the valuation models or multiples used (as to which no representation is made);

•	our ability to hire and retain personnel, including brokers, managers and other key employees;

•	our ability to expand the use of technology for hybrid and fully electronic trading in our product offerings;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable regulatory requirements;

•	our ability to maintain or develop relationships with independently owned partner offices in our real estate services businesses;

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

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P., or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock;

•

the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable debt securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests of our subsidiaries, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% convertible notes and counterparties to our capped call transactions, and resales of shares of our Class A common stock acquired from us or Cantor, including pursuant to our employee benefit plans, unit exchanges and redemptions and partnership restructurings, conversion of our convertible notes, conversion or exchange of our convertible or exchangeable debt securities, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares; and

•

the risk factors described in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we refer to as the “SEC,” and any updates to those risk factors or new risk factors contained herein and in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

The foregoing risks and uncertainties, as well as those risks discussed under the headings “Part II, Item 1A—Risk Factors,” “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 3—Quantitative and Qualitative Disclosures about Market Risk,” and elsewhere in this Form 10-Q may cause actual results to differ materially from the forward-looking statements. From time to time, we may also estimate the potential value of certain assets or portions of our business. In such event, no representation is made as to the accuracy of the assumptions or the valuation models or multiples used. Any such valuations are based on assumptions about profit margins and business conditions and actual or pro forma results of BGC. In any event, no representation is made that any such values or multiples could actually be achieved upon disposal of businesses or assets or that any such valuation models or multiples would be adopted by others. The information included herein is given as of the filing date of this Form 10-Q with the SEC, and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$1,070,342	$388,409
Cash segregated under regulatory requirements	6,570	3,392
Reverse repurchase agreements	49,063	—
Securities owned	32,016	32,003
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,431,962	297,688
Accrued commissions receivable, net	263,897	222,299
Loans, forgivable loans and other receivables from employees and partners, net	124,798	220,098
Fixed assets, net	132,203	141,109
Investments	21,727	25,556
Goodwill	163,684	164,874
Other intangible assets, net	20,644	20,320
Receivables from related parties	12,408	21,655
Other assets	118,954	101,536

Total assets	$3,448,268	$1,638,939

Liabilities, Redeemable Partnership Interest, and Equity
Accrued compensation	$273,870	$125,793
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,424,751	254,289
Payables to related parties	41,228	40,700
Accounts payable, accrued and other liabilities	446,619	260,462
Notes payable and collateralized borrowings	273,805	301,444
Notes payable to related parties	150,000	150,000

Total liabilities	2,610,273	1,132,688
Commitments and contingencies (Note 17)
Redeemable partnership interest	79,374	78,839
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 154,403 and 141,955 shares issued at June 30, 2013 and December 31, 2012, respectively; and 136,328 and 123,914 shares outstanding at June 30, 2013 and December 31, 2012, respectively	1,544	1,419
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 shares issued and outstanding at June 30, 2013 and December 31, 2012, convertible into Class A common stock	348	348
Additional paid-in capital	717,066	575,381
Contingent Class A common stock	15,791	18,868
Treasury stock, at cost: 18,075 and 18,041 shares of Class A common stock at June 30, 2013 and December 31, 2012, respectively	(110,219)	(110,090)
Retained deficit	(145,835)	(147,452)
Accumulated other comprehensive loss	(6,845)	(4,182)

Total stockholders’ equity	471,850	334,292

Noncontrolling interest in subsidiaries	286,771	93,120

Total equity	758,621	427,412

Total liabilities, redeemable partnership interest, and equity	$3,448,268	$1,638,939

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Commissions	$324,832	$308,438	$623,536	$579,785
Principal transactions	85,349	83,686	173,346	183,431
Real estate management services	39,823	37,930	79,161	41,891
Fees from related parties	12,242	13,494	25,390	26,041
Market data	3,643	3,990	7,768	8,954
Software solutions	2,530	2,487	5,096	4,936
Interest income	1,651	1,543	3,199	3,738
Other revenues	1,174	622	2,005	831
Gain on divestiture	723,147	—	723,147	—
Losses on equity investments	(1,224)	(2,652)	(4,512)	(5,108)

Total revenues	1,193,167	449,538	1,638,136	844,499
Expenses:
Compensation and employee benefits	765,679	308,029	1,055,071	554,898
Allocations of net income to limited partnership units and founding/working partner units	46,084	1,909	53,522	7,889

Total compensation and employee benefits	811,763	309,938	1,108,593	562,787
Occupancy and equipment	37,340	39,092	76,567	75,321
Fees to related parties	2,286	3,169	5,129	6,688
Professional and consulting fees	11,367	19,515	26,308	38,834
Communications	22,755	21,402	47,096	43,360
Selling and promotion	23,239	23,513	43,554	42,959
Commissions and floor brokerage	6,397	5,833	12,168	11,513
Interest expense	9,989	7,578	19,689	15,136
Other expenses	59,780	15,048	77,084	24,539

Total expenses	984,916	445,088	1,416,188	821,137
Income from operations before income taxes	208,251	4,450	221,948	23,362
Provision for income taxes	78,711	70	81,806	7,272

Consolidated net income	$129,540	$4,380	$140,142	$16,090

Less: Net income attributable to noncontrolling interest in subsidiaries	95,074	2,422	98,678	5,943

Net income available to common stockholders	$34,466	$1,958	$41,464	$10,147

Per share data:
Basic earnings per share
Net income available to common stockholders	$34,466	$1,958	$41,464	$10,147

Basic earnings per share	$0.20	$0.01	$0.25	$0.07

Basic weighted-average shares of common stock outstanding	171,758	140,368	167,515	138,257

Fully diluted earnings per share
Net income for fully diluted shares	$69,944	$3,878	$89,485	$19,668

Fully diluted earnings per share	$0.18	$0.01	$0.24	$0.07

Fully diluted weighted-average shares of common stock outstanding	378,092	274,756	367,582	269,482

Dividends declared per share of common stock	$0.12	$0.17	$0.24	$0.34

Dividends declared and paid per share of common stock	$0.12	$0.17	$0.24	$0.34

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated net income	$129,540	$4,380	$140,142	$16,090
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,257)	(3,630)	(3,123)	(1,910)
Unrealized loss on securities available for sale	—	(41)	—	—

Total other comprehensive loss, net of tax	(2,257)	(3,671)	(3,123)	(1,910)

Comprehensive income	127,283	709	137,019	14,180
Less: Comprehensive income attributable to noncontrolling interest in subsidiaries, net of tax	94,745	1,762	98,218	5,614

Comprehensive income (loss) attributable to common stockholders	$32,538	$(1,053)	$38,801	$8,566

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$140,142	$16,090
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on divestiture	(723,147)	—
Fixed asset depreciation and intangible asset amortization	24,853	24,752
Employee loan amortization	19,682	14,371
Equity-based compensation	334,641	61,943
Allocations of net income to limited partnership units and founding/working partner units	53,522	7,889
Losses on equity investments	4,512	5,108
Accretion of discount on convertible notes	2,718	2,172
Reserve on loans to employees and partners	160,501	—
Impairment of fixed assets	764	991
Impairment loss on marketable securities	—	291
Deferred tax benefit	(69,044)	(4,115)
Other	(316)	(1,826)
Decrease (increase) in operating assets:
Reverse repurchase agreements	(49,063)	—
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,134,073)	(354,646)
Loans, forgivable loans and other receivables from employees and partners, net	(22,901)	(41,779)
Accrued commissions receivable, net	(48,049)	18,062
Securities owned	(171)	(22,038)
Receivables from related parties	(2,357)	(59)
Cash segregated under regulatory requirements	(3,178)	(3,115)
Other assets	(19,804)	(7,050)
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,170,173	348,162
Payables to related parties	858	24,315
Accounts payable, accrued and other liabilities	194,035	1,985
Accrued compensation	25,726	(7,927)

Net cash provided by operating activities	$60,024	$83,576
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(8,796)	$(19,532)
Capitalization of software development costs	(7,728)	(6,701)
Investment in equity method investments	(797)	(16,828)
Payments for acquisitions, net of cash acquired	(214)	(25,679)
Proceeds from divestiture	747,675	—
Sale of marketable securities	—	906
Purchase of notes receivable	—	(22,000)
Capitalization of trademarks, patent defense and registration costs	(779)	(234)

Net cash provided by (used in) investing activities	$729,361	$(90,068)

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from collateralized borrowings	$—	$21,516
Repayments of collateral borrowings	(30,358)	(12,104)
Issuance of senior notes, net of deferred issuance costs	—	108,716
Earnings distributions to noncontrolling interests	(32,138)	(47,821)
Redemption of limited partnership interests	(3,496)	(13,255)
Dividends to stockholders	(39,847)	(47,385)
Proceeds from offering of Class A common stock, net	1,446	11,939
Repurchase of Class A common stock	(188)	(337)
Proceeds from short-term borrowings	—	90,000
Repayments of short-term borrowings	—	(103,600)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(940)	(1,974)

Net cash (used in) provided by financing activities	(105,521)	5,695
Effect of exchange rate changes on cash and cash equivalents	(1,931)	(1,159)
Net increase (decrease) in cash and cash equivalents	681,933	(1,956)
Cash and cash equivalents at beginning of period	388,409	369,713

Cash and cash equivalents at end of period	$1,070,342	$367,757

Supplemental cash information:
Cash paid during the period for taxes	$9,215	$3,219

Cash paid during the period for interest	$9,959	$12,580

Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$41,774	$37,155
Donations with respect to Charity Day	5,720	7,446
Issuance of Class A common stock upon purchase of notes receivable	—	3,055
Use of notes receivable in business acquisition	—	25,492
Issuance of Class A and contingent Class A common stock for acquisitions	1,040	725

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

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Six Months Ended June 30, 2013

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2013	$1,419	$348	$575,381	$18,868	$(110,090)	$(147,452)	$(4,182)	$93,120	$427,412
Comprehensive income:
Consolidated net income	—	—	—	—	—	41,464	—	98,678	140,142
Other comprehensive loss, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(2,663)	(460)	(3,123)

Comprehensive income	—	—	—	—	—	41,464	(2,663)	98,218	137,019
Equity-based compensation, 623,393 shares	6	—	1,184	—	—	—	—	1,111	2,301
Dividends to common stockholders	—	—	—	—	—	(39,847)	—	—	(39,847)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(30,957)	(30,957)
Grant of exchangeability and redemption of limited partnership interests, issuance of 8,837,725 shares	88	—	134,250	—	—	—	—	129,227	263,565
Issuance of Class A common stock (net of costs), 1,899,687 shares	19	—	5,280	—	—	—	—	2,421	7,720
Redemption of founding/working partner units, 888,085 units	—	—	—	—	—	—	—	(913)	(913)
Repurchase of Class A common stock, 33,478 shares	—	—	—	—	(129)	—	—	(59)	(188)
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(938)	(938)
Issuance of contingent and Class A common stock for acquisitions, 1,086,975 shares	11	—	3,782	(3,077)	—	—	—	324	1,040
Newmark noncontrolling interest	—	—	(2,684)	—	—	—	—	(5,990)	(8,674)
Other	1	—	(127)	—	—	—	—	1,207	1,081

Balance, June 30, 2013	$1,544	$348	$717,066	$15,791	$(110,219)	$(145,835)	$(6,845)	$286,771	$758,621

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company primarily servicing the wholesale financial and real estate markets through its two segments, Financial Services and Real Estate Services. The Company’s Financial Services segment specializes in the brokerage of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures and structured products. It also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over the counter (“OTC”) or through an exchange. Through its BGC Trader™ and BGC Market Data brands, BGC Partners offers financial technology solutions, market data, and analytics related to select financial instruments and markets.

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

NASDAQ OMX Transaction

On June 28, 2013, the Company sold (the “NASDAQ OMX Transaction”) its on-the-run, electronic benchmark U.S. Treasury platform (the “Purchased Assets”) to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). The total consideration consisted of $750 million in cash, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably over 15 years, provided that NASDAQ OMX, as a whole, produces at least $25 million in gross revenues each year. The Purchased Assets were part of a larger cash flow-generating product group that includes other fully electronic trading, market data, and software businesses, including electronic brokerage of off-the-run U.S. Treasuries, as well as Treasury Bills, Treasury Swaps, Treasury Repos, Treasury Spreads, and Treasury Rolls. The gain is included in “Gain on divestiture” in the Company’s unaudited condensed consolidated statements of operations.

Share Count Reduction and Modifications/Extensions of Employment Agreements

At the end of the second quarter of 2013, the Company redeemed or exchanged 77.4 million units from the partners of BGC (the “Global Partnership Restructuring Program”). The Company granted and expects to issue 45.2 million shares of the Company’s Class A common stock, of which approximately 39.1 million will be restricted shares. The Company also expects to pay the anticipated withholding taxes owed on behalf of these partners related to this redemption/exchange and issuance. The restricted shares are generally expected to be saleable by partners in good standing after either five or ten years. Transferability of the shares of Restricted Stock will not be subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability will be subject to compliance with BGC Partners’ and its affiliates’ customary non-competition obligations. Partners who agree to extend the lengths of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Taken together, these actions resulted in the Company reducing its fully diluted share count by 32.2 million shares.

As a result of the above transactions, the Company incurred non-cash, non-dilutive compensation charges of $464.6 million related to the redemption/exchange of partnership units, issuance of restricted shares, and the reduction of compensation-related partnership loans. These charges, along with the $723.1 million gain related to the NASDAQ OMX transaction, have been recognized in the Company’s unaudited condensed consolidated statements of operations for the three months ended June 30, 2013.

Basis of Presentation

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

Newmark

During the year ended December 31, 2012, the Company purchased a majority interest in an affiliated company of Newmark for total consideration transferred of approximately $2.1 million. As a result of such transaction, the Company recognized goodwill of approximately $1.5 million, which was allocated to the Company’s Real Estate Services segment. During the year ended December 31, 2012, the Company purchased additional noncontrolling interests related to Newmark for approximately $8.3 million. During the six months ended June 30, 2013, the Company purchased additional noncontrolling interests related to Newmark for approximately $9.4 million.

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

In millions	Six Months Ended June 30, 2012
Pro forma revenues	$927.4
Pro forma consolidated net income	$9.3

Other Acquisitions

During the year ended December 31, 2012, the Company completed other acquisitions for a total consideration of $24.5 million, of which $20.0 million was attributed to goodwill. Of the $20.0 million attributed to goodwill, approximately $15.7 million was allocated to the Company’s Real Estate Services segment and approximately $4.3 million was allocated to the Company’s Financial Services segment. See Note 14—“Goodwill and Other Intangible Assets, Net” for further information with regard to the Company’s goodwill by reportable segment. The Company’s allocation of the consideration transferred to the assets acquired and liabilities assumed is preliminary. The Company expects to finalize its analysis within the first year after the acquisitions, and therefore adjustments to the preliminary allocation may occur.

In February 2013, the Company acquired certain assets of Sterling International Brokers, a money brokerage company, for nominal consideration. The Company expects to finalize its allocation of the consideration transferred to the assets acquired and liabilities assumed within the first year after the acquisition, and therefore adjustments to the preliminary allocation may occur.

In June 2013, the Company acquired a controlling interest in an entity that had previously been accounted for using the equity method. This transaction resulted in the consolidation of the entity in the Company’s unaudited condensed consolidated financial statements subsequent to the Company’s acquisition of a controlling interest. In connection with this transaction, the Company recognized goodwill of approximately $1.3 million, which was allocated to the Company’s Financial Services segment. The Company expects to finalize its analysis within the first year after the acquisition, and therefore adjustments to the preliminary allocation may occur.

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

The Company’s earnings for the three and six months ended June 30, 2013 and 2012 were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to common stockholders	$34,466	$1,958	$41,464	$10,147
Allocation of income to limited partnership interests in BGC Holdings	$140,068	$3,034	$151,026	$13,471

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings per share:
Net income available to common stockholders	$34,466	$1,958	$41,464	$10,147

Basic weighted-average shares of common stock outstanding (1)	171,758	140,368	167,515	138,257

Basic earnings per share	$0.20	$0.01	$0.25	$0.07

(1)	For the three and six months ended June 30, 2013, basic weighted-average shares of common stock include, on a weighted-average basis, 45.2 million shares of the Company’s Class A common stock (of which approximately 39.1 million are restricted shares) that the Company granted and expects to issue in connection with the global partnership restructuring program (see Note 1—“Organization and Basis of Presentation”).

Fully diluted EPS is calculated utilizing net income available for common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on the Convertible Notes, if applicable (see Note 15—“Notes Payable, Collateralized and Short-Term Borrowings”), and expense related to dividend equivalents for certain RSUs, if applicable, as the numerator. The denominator is comprised of the Company’s weighted-average outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of common stock, including Convertible Notes, stock options, RSUs and warrants. The limited partnership interests are potentially exchangeable into shares of Class A common stock; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fully diluted earnings per share:
Net income available to common stockholders	$34,466	$1,958	$41,464	$10,147
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	31,618	1,836	39,361	9,373
Interest expense on convertible notes, net of tax	3,860	—	8,657	—
Dividend equivalent expense on RSUs, net of tax	—	84	3	148

Net income for fully diluted shares	$69,944	$3,878	$89,485	$19,668

Weighted-average shares:
Common stock outstanding	171,758	140,368	167,515	138,257
Limited partnership interests in BGC Holdings (1)	165,127	132,035	159,255	129,158
Convertible notes	39,780	—	39,722	—
RSUs (Treasury stock method)	630	585	339	765
Other	797	1,768	751	1,302

Fully diluted weighted-average shares of common stock outstanding	378,092	274,756	367,582	269,482

Fully diluted earnings per share	$0.18	$0.01	$0.24	$0.07

(1)	For the three and six months ended June 30, 2013, limited partnership interests in BGC Holdings exclude, on a weighted-average basis, 77.4 million limited partnership units that were redeemed or exchanged in June 2013 in connection with the global partnership restructuring program (see Note 1—“Organization and Basis of Presentation”).

For the three months ended June 30, 2013 and 2012, respectively, approximately 6.6 million and 48.4 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive.

Additionally, as of June 30, 2013 and 2012, respectively, approximately 5.9 million and 3.5 million shares of contingent Class A common stock were excluded from the computation of fully diluted EPS because the conditions for issuance had not been met by the end of the respective periods.

5.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three and six months ended June 30, 2013 and 2012 were as follows. This table does not include 45.2 million shares of the Company’s Class A common stock (of which approximately 39.1 million are restricted shares) that the Company granted and expects to issue in connection with the global partnership restructuring program (see Note 1—“Organization and Basis of Presentation”).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares outstanding at beginning of period	130,873,581	104,762,935	123,913,759	97,220,042
Share issuances:
Redemptions and exchanges of limited partnership interests (1)	3,498,243	2,530,980	8,837,725	6,004,888
Vesting of restricted stock units (RSUs)	131,571	201,316	623,393	876,289
Acquisitions (2)	1,086,975	839,120	1,086,975	918,835
Purchase of notes receivable in connection with the Company’s acquisition of Grubb & Ellis	—	—	—	453,172
Other issuances of Class A common stock	771,169	47,023	1,899,687	2,952,161
Treasury stock repurchases	(33,478)	—	(33,478)	(44,013)

Shares outstanding at end of period	136,328,061	108,381,374	136,328,061	108,381,374

(1)	The issuances related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
(2)	For the three and six months ended June 30, 2012, 72,009 of these shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the three and six months ended June 30, 2013 and 2012.

Controlled Equity Offering

On December 12, 2012, the Company entered into a controlled equity offering sales agreement (the “December 2012 Sales Agreement”) with Cantor Fitzgerald & Co. (“CF&Co”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its controlled equity offering sales agreements are used primarily for redemptions of limited partnership interests in BGC Holdings. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under the December 2012 Sales Agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of June 30, 2013, the Company has sold 8,672,410 shares of Class A common stock under the December 2012 Sales Agreement.

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. On May 1, 2013, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $100 million. This authorization increased to $250 million upon the closing of the NASDAQ OMX Transaction on June 28, 2013 (see Note 1—“Organization and Basis of Presentation”).

The below table excludes 77.4 million units which the Company redeemed or exchanged from partners at the end of the second quarter of 2013. The Company granted and expects to issue 45.2 million restricted shares of the Company’s Class A common stock, of which approximately 39.1 million will be restricted shares (see Note 1—“Organization and Basis of Presentation”). Unit redemption and share repurchase activity for the six months ended June 30, 2013 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions (1), (2)
January 1, 2013—March 31, 2013	5,193,534	$4.16
April 1, 2013—April 30, 2013	894,218	5.51
May 1, 2013—May 31, 2013	—	—
June 1, 2013—June 30, 2013	1,764,245	5.48

Total Redemptions	7,851,997	$4.61
Repurchases (3), (4)
January 1, 2013—March 31, 2013	—	$—
April 1, 2013—April 30, 2013	33,478	5.61
May 1, 2013—May 31, 2013	—	—
June 1, 2013—June 30, 2013	—	—

Total Repurchases	33,478	$5.61

Total Redemptions and Repurchases	7,885,475	$4.61	$250,000,000

(1)	During the three months ended June 30, 2013, the Company redeemed approximately 2.5 million limited partnership units at an average price of $5.54 per unit and approximately 0.2 million founding/working partner units at an average price of $4.68 per unit. During the three months ended June 30, 2012, the Company redeemed approximately 2.6 million limited partnership units at an average price of $6.47 per unit and approximately 0.3 million founding/working partner units at an average price of $7.76 per unit.
(2)	During the six months ended June 30, 2013, the Company redeemed approximately 6.9 million limited partnership units at an average price of $4.71 per unit and approximately 0.9 million founding/working partner units at an average price of $3.78 per unit. During the six months ended June 30, 2012, the Company redeemed approximately 5.4 million limited partnership units at an average price of $6.61 per unit and approximately 1.3 million founding/working partner units at an average price of $6.55 per unit.
(3)	During the three months ended June 30, 2013, the Company repurchased 33,478 shares of its Class A common stock at an aggregate purchase price of approximately $0.2 million for an average price of $5.61 per share. The Company did not repurchase any shares of its Class A common stock during the three months ended June 30, 2012.
(4)	During the six months ended June 30, 2013, the Company repurchased 33,478 shares of its Class A common stock at an aggregate purchase price of approximately $0.2 million for an average price of $5.61 per share. During the six months ended June 30, 2012, the Company repurchased 44,013 shares of its Class A common stock at an aggregate purchase price of approximately $0.3 million for an average price of $7.66 per share.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$78,839	$86,269
Consolidated net income allocated to founding/working partner units	5,631	2,367
Earnings distributions	(1,181)	—
Re-allocation of equity due to additional investment by founding/working partners	938	144
Founding/working partner units exchanged	(1,541)	(1,716)
Founding/working partner units redeemed	(2,583)	(3,895)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units	—	(2,732)
Other	(729)	(2)

Balance at end of period	$79,374	$80,435

6.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $32.0 million as of both June 30, 2013 and December 31, 2012.

Securities owned consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Government debt	$32,016	$32,003

Total	$32,016	$32,003

As of June 30, 2013, the Company had not pledged any of the securities owned to satisfy deposit requirements at exchanges or clearing organizations.

7.	Collateralized Transactions

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell (“Reverse Repurchase Agreements”) are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be resold, including accrued interest.

For Reverse Repurchase Agreements, it is the Company’s policy to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under Reverse Repurchase Agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. As of June 30, 2013, the Company had $49.1 million of Reverse Repurchase Agreements for which the underlying collateral consisted of U.S. Treasury securities with a fair value of $49.1 million. These agreements were transacted with unrelated parties to facilitate the settlement of matched principal transactions.

As of December 31, 2012, the Company had no Reverse Repurchase Agreements outstanding.

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

	June 30, 2013	December 31, 2012
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$1,360,542	$238,790
Cash and cash equivalents held at clearing organizations	55,103	45,563
Other receivables from broker-dealers and customers	10,352	11,587
Net pending trades	3,876	966
Open derivative contracts	2,089	782

Total	$1,431,962	$297,688

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$1,344,755	$229,037
Payables to clearing organizations	51,187	1,632
Other payables to broker-dealers and customers	28,409	23,282
Open derivative contracts	400	338

Total	$1,424,751	$254,289

A portion of these receivables and payables are with Cantor. See Note 11—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of June 30, 2013 have subsequently settled at the contracted amounts.

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$737	$—	$782	$—
Foreign exchange swaps	1,352	400	—	338

	$2,089	$400	$782	$338

The notional amounts of the interest rate swap transactions at June 30, 2013 and December 31, 2012 were $192.7 million and $361.8 million, respectively. These represent matched customer transactions settled through and guaranteed by a central clearing organization.

All of the Company’s foreign exchange swaps are with Cantor. The notional amounts of the foreign exchange swap transactions at June 30, 2013 and December 31, 2012 were $339.5 million and $233.5 million, respectively.

The replacement cost of contracts in a gain position at June 30, 2013 was $2.1 million.

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

10.	Fair Value of Financial Assets and Liabilities

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at June 30, 2013 (in thousands):

	Assets at Fair Value at June 30, 2013 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,016	$—	$—	$—	$32,016
Interest rate swaps	—	737	—	—	737
Foreign exchange swaps	—	1,352	—	—	1,352

Total	$32,016	$2,089	$—	$—	$34,105

	Liabilities at Fair Value at June 30, 2013 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$400	$—	$—	$400

Total	$—	$400	$—	$—	$400

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at December 31, 2012 (in thousands):

	Assets at Fair Value at December 31, 2012 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,003	$—	$—	$—	$32,003
Interest rate swaps	—	782	—	—	782

Total	$32,003	$782	$—	$—	$32,785

	Liabilities at Fair Value at December 31, 2012 (1)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$338	$—	$—	$338

Total	$—	$338	$—	$—	$338

(1)	As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following tables show the gross and net amounts of recognized assets and liabilities as of June 30, 2013 (in thousands):

			Net Amounts Presented in the	Gross Amounts Not Offset
Assets	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swaps	$951	$214	$737	$—	$—	$737
Foreign exchange swaps	1,728	376	1,352	—	—	1,352

Total	$2,679	$590	$2,089	$—	$—	$2,089

Liabilities
Interest rate swaps	$214	$214	$—	$—	$—	$—
Foreign exchange swaps	776	376	400	—	—	400

Total	$990	$590	$400	$—	$—	$400

The following tables show the gross and net amounts of recognized assets and liabilities as of December 31, 2012 (in thousands):

			Net Amounts Presented in the	Gross Amounts Not Offset
Assets	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swaps	$990	$208	$782	$—	$—	$782
Foreign exchange swaps	791	791	—	—	—	—

Total	$1,781	$999	$782	$—	$—	$782

Liabilities
Interest rate swaps	$208	$208	$—	$—	$—	$—
Foreign exchange swaps	1,129	791	338	—	—	338

Total	$1,337	$999	$338	$—	$—	$338

11.	Related Party Transactions

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

The administrative services agreement provides that direct costs incurred are charged back to the service recipient. Additionally, the services recipient generally indemnifies the services provider for liabilities that it incurs arising from the provision of services other than liabilities arising from fraud or willful misconduct of the service provider. In accordance with the administrative service agreement, the Company has not recognized any liabilities related to services provided to service recipient affiliates.

The Company, together with other leading financial institutions, formed ELX, a limited partnership that has established a fully-electronic futures exchange. The Company accounts for ELX under the equity method of accounting (see Note 12—“Investments” for more details). During the three and six months ended June 30, 2013, the Company made no capital contributions to ELX. During the year ended December 31, 2012, the Company made a $16.0 million capital contribution to ELX. On March 28, 2012, the Company entered into a credit agreement with ELX, whereby the Company has agreed to lend ELX up to $16.0 million. As of June 30, 2013, the Company had not loaned ELX any amounts under this agreement. The commitment period for this credit facility extends through March 28, 2015. The Company has entered into a technology services agreement with ELX pursuant to which the Company provided software technology licenses, monthly maintenance support and other technology services as requested by ELX. As part of the NASDAQ OMX Transaction (see Note 1—“Organization and Basis of Presentation”), the Company sold the technology services agreement with ELX to NASDAQ OMX.

For the three months ended June 30, 2013 and 2012, the Company recognized related party revenues of $12.2 million and $13.5 million, respectively, for the services provided to Cantor and ELX. For the six months ended June 30, 2013 and 2012, the Company recognized related party revenues pursuant to these agreements of $25.4 million and $26.0 million, respectively. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended June 30, 2013 and 2012, the Company was charged $8.7 million and $9.6 million, respectively, for the services provided by Cantor and its affiliates, of which $6.4 million and $6.4 million, respectively, were to cover compensation to leased employees for the three months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, the Company was charged $16.7 million and $17.1 million, respectively, for the services provided by Cantor and its affiliates, of which $11.6 million and $10.4 million, respectively, were to cover compensation to leased employees for the six months ended June 30, 2013 and 2012. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended June 30, 2013 and 2012, Cantor’s share of the net profit in Tower Bridge was $0.3 million and $1.0 million, respectively. For the six months ended June 30, 2013 and 2012, Cantor’s share of the net profit in Tower Bridge was $0.1 million and $0.4 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of June 30, 2013, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

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

Receivables from and Payables to Related Broker-Dealers

Amounts due from or to Cantor and Freedom International Brokerage are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of June 30, 2013 and December 31, 2012, the Company had receivables from Cantor and Freedom International Brokerage of $3.2 million and $2.9 million, respectively.

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

As of June 30, 2013 and December 31, 2012, the aggregate balance of employee loans was $124.8 million and $220.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the three months ended June 30, 2013 and 2012 was $170.7 million and $7.4 million, respectively. Compensation expense for the above mentioned employee loans for the six months ended June 30, 2013 and 2012 was $180.2 million and $14.4 million, respectively.

At the end of the second quarter of 2013, the Company commenced a global partnership restructuring program to provide retention incentives and to allow the Company to take advantage of certain tax efficiencies (see Note 1—“Organization and Basis of Presentation”). Under the program, certain BGC Holdings limited partnership units were redeemed or exchanged for Restricted Stock. Due to the net redemption/exchange of the limited partnership units described above, the Company determined that the collectability of a portion of the employee loan balances is not expected and, therefore, the Company recognized a reserve for the three months ended June 30, 2013 in the amount of approximately $160.5 million. The compensation expense related to this reserve is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $3.3 million for both the three months ended June 30, 2013 and the three months ended June 30, 2012. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $6.6 million for both the six months ended June 30, 2013 and the six months ended June 30, 2012. See Note 15—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 5—“Stock Transactions and Unit Redemptions,” the Company has entered into controlled equity offering sales agreements with CF&Co, as the Company’s sales agent. For the three months ended June 30, 2013 and 2012, the Company was charged approximately $0.2 million and $0.3 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. For the six months ended June 30, 2013 and 2012, the Company was charged approximately $0.7 million and $0.9 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

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

On June 28, 2013, the Company sold its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX, pursuant to a Purchase Agreement dated April 1, 2013 (see Note 1—“Organization and Basis of Presentation”). In connection with this transaction, the Company paid fees of approximately $7.4 million to CF&Co. These expenses are included as a reduction of “Gain on divestiture” in the Company’s unaudited condensed consolidated statements of operations.

Under rules adopted by the Commodity Futures Trading Commission (“CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. The Company’s European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement.

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

During the year ended December 31, 2012, in connection with the redemption by BGC Holdings of an aggregate of 431,985 non-exchangeable founding/working partner units from founding partners of BGC Holdings for an aggregate consideration of $1,282,045, Cantor purchased 431,985 exchangeable limited partnership interests from BGC Holdings for an aggregate consideration of $1,282,045. The redemption of the non-exchangeable founding partner units and issuance of an equal number of exchangeable limited partnership interests did not change the fully diluted number of shares outstanding. In addition, pursuant to the Sixth Amendment to the BGC Holdings Limited Partnership Agreement, during the year ended December 31, 2012, Cantor purchased 488,744 exchangeable limited partnership interests from BGC Holdings for an aggregate consideration of $1,449,663 in connection with the grant of exchangeability and exchange of 488,744 founding partner units. Such exchangeable limited partnership interests are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of the Company’s Class A common stock.

As of June 30, 2013, there were 1,293,751 non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

During the six months ended June 30, 2013, the Company repurchased 33,478 shares of Class A common stock at an average price of $5.61 per share. Such shares were purchased from Stephen M. Merkel, the Company’s Executive Vice President, General Counsel and Secretary.

During the year ended December 31, 2012, the Company repurchased 44,013 shares of Class A common stock at an average price of $7.66 per share. An aggregate of 41,523 of such shares were purchased from Stephen M. Merkel, the Company’s Executive Vice President, General Counsel and Secretary, and certain family trusts.

Transactions with Relief Fund

During the six months ended June 30, 2013, the Company issued and donated an aggregate of 1,000,000 shares of Class A common stock to The Cantor Fitzgerald Relief Fund (the “Relief Fund”) in connection with the Company’s annual Charity Day.

During the three months ended June 30, 2013, the Company also committed to make charitable contributions to the Relief Fund in the amount of $25.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013.

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

In June 2008, the Company was authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate (which amount authorized was increased by $2.0 million on November 1, 2010 and an additional $3.0 million on November 5, 2012). The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During both the six months ended June 30, 2013 and the six months ended June 30, 2012, the Company made $0.8 million in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

12.	Investments

Equity Method Investments

	June 30, 2013	December 31, 2012
Equity method investments (in thousands)	$21,727	$25,556

The Company’s share of losses related to its equity method investments was $1.2 million and $2.7 million for the three months ended June 30, 2013 and 2012, respectively. The Company’s share of losses related to its equity method investments was $4.5 million and $5.1 million for the six months ended June 30, 2013 and 2012, respectively. The Company’s share of the losses is reflected in “Losses on equity investments” in the Company’s unaudited condensed consolidated statements of operations.

On March 28, 2012, the Company made a capital contribution of $16.0 million to ELX.

In June 2013, the Company acquired a controlling interest in an entity that had previously been accounted for using the equity method. This transaction resulted in the consolidation of the entity in the Company’s unaudited condensed consolidated financial statements (see Note 3—“Acquisitions”).

Summarized condensed financial information for the Company’s equity method investments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Statements of operations:
Total revenues	$14,398	$9,854	$26,546	$19,769
Total expenses	17,610	14,926	34,814	31,607

Net loss	$(3,212)	$(5,072)	$(8,268)	$(11,838)

See Note 11—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited condensed consolidated financial statements.

Investments in Variable Interest Entities

Certain of the Company’s equity method investments included in the equity method investment table above are considered variable interest entities (“VIEs”), as defined under the accounting guidance for consolidation. The Company is not considered the primary beneficiary of, and therefore does not consolidate, any of the VIEs in which it holds a variable interest. The Company’s involvement with such entities is in the form of direct equity interests and related agreements. The Company’s maximum exposure to loss with respect to the VIEs is its investment in such entities as well as a credit facility and a subordinated loan.

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of June 30, 2013 and December 31, 2012. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	June 30, 2013		December 31, 2012
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities (1)	$11,236	$28,216	$15,199	$44,441

(1)	In addition to its equity investments, the Company has entered into a credit agreement to lend one of its variable interest entities (ELX) up to $16.0 million. The commitment period for such credit facility extends through March 28, 2015. Additionally, the Company has entered into a subordinated loan agreement with another of its variable interest entities (Aqua), whereby the Company agreed to lend the principal sum of $980 thousand. As of June 30, 2013, the Company’s maximum exposure to loss with respect to its variable interest entities is the sum of its equity investment in such variable interest entities plus the $16.0 million credit facility and the $980 thousand subordinated loan.

13.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Computer and communications equipment	$156,761	$176,845
Software, including software development costs	104,453	146,676
Leasehold improvements and other fixed assets	107,151	111,575

	368,365	435,096
Less: accumulated depreciation and amortization	236,162	293,987

Fixed assets, net	$132,203	$141,109

Depreciation expense was $8.1 million and $9.3 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense was $17.0 million and $18.2 million for the six months ended June 30, 2013 and 2012, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

In accordance with FASB guidance, the Company capitalizes qualifying computer software development costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended June 30, 2013 and 2012, software development costs totaling $3.8 million and $2.7 million, respectively, were capitalized. For the six months ended June 30, 2013 and 2012, software development costs totaling $7.7 million and $6.7 million, respectively, were capitalized. Amortization of software development costs totaled $2.2 million and $2.0 million for the three months ended June 30, 2013 and 2012, respectively. Amortization of software development costs totaled $4.9 million and $4.7 million for the six months ended June 30, 2013 and 2012, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.4 million and $0.2 million were recorded for the three months ended June 30, 2013 and 2012, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $0.8 million and $1.0 million were recorded for the six months ended June 30, 2013 and 2012, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

As a result of the NASDAQ OMX Transaction, the Company sold fixed assets with a carrying value of approximately $13.5 million (see Note 21—”Divestiture”).

14.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2013 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2012	$85,005	$79,869	$164,874
Acquisitions	1,296	—	1,296
Measurement period adjustments	(83)	(1,693)	(1,776)
Cumulative translation adjustment	(710)	—	(710)

Balance at June 30, 2013	$85,508	$78,176	$163,684

During the six months ended June 30, 2013, the Company recognized measurement period adjustments of approximately $1.7 million and $0.1 million relating to Real Estate Services and Financial Services, respectively. The Company considers the adjustments insignificant to its unaudited condensed consolidated financial statements and accordingly the Company’s unaudited condensed consolidated statements of financial position at December 31, 2012 were not retrospectively adjusted.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands):

	June 30, 2013
	Gross amount	Accumulated amortization	Net carrying amount	Weighted-average remaining life (years)
Definite life intangible assets:
Patents	$6,897	$5,081	$1,816	2.9
Acquired intangibles	22,592	18,451	4,141	2.6
Noncompete agreements	1,790	764	1,026	2.3
All other	2,473	997	1,476	5.5

Total definite life intangible assets	33,752	25,293	8,459	3.1
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$45,937	$25,293	$20,644	3.1

	December 31, 2012
	Gross amount	Accumulated amortization	Net carrying amount	Weighted-average remaining life (years)
Definite life intangible assets:
Patents	$36,347	$35,047	$1,300	4.9
Acquired intangibles	20,770	16,778	3,992	3.6
Noncompete agreements	3,418	2,169	1,249	2.8
All other	3,832	2,238	1,594	7.2

Total definite life intangible assets	64,367	56,232	8,135	4.4
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$76,552	$56,232	$20,320	4.4

Intangible amortization expense was $2.0 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively. Intangible amortization expense was $2.9 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

15.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
8.75% Convertible Notes	$150,000	$150,000
4.50% Convertible Notes	145,595	143,354
8.125% Senior Notes	108,842	108,780
Collateralized borrowings	19,368	49,310

Total	$423,805	$451,444

The Company’s Convertible Notes and 8.125% Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Convertible Notes and 8.125% Senior Notes were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% Convertible Notes	$150,000	$180,023	$150,000	$155,718
4.50% Convertible Notes	145,595	162,600	143,354	147,200
8.125% Senior Notes	108,842	119,790	108,780	116,955

Total	$404,437	$462,413	$402,134	$419,873

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

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and were convertible into 23.6 million shares of Class A common stock as of June 30, 2013. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.3 million for both the three months ended June 30, 2013 and the three months ended June 30, 2012. The Company recorded interest expense related to the 8.75% Convertible Notes of $6.6 million for both the six months ended June 30, 2013 and the six months ended June 30, 2012.

As of June 30, 2013, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 157.1566 shares of Class A common stock per $1,000 principal amount of notes, subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016. The 4.50% Convertible Notes are general senior unsecured obligations of the Company. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $2.9 million for both the three months ended June 30, 2013 and the three months ended June 30, 2012. The Company recorded interest expense related to the 4.50% Convertible Notes of $5.8 million for both the six months ended June 30, 2013 and the six months ended June 30, 2012.

As of June 30, 2013, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. Upon conversion, the Company will pay or deliver cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. As of June 30, 2013, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.17 as of June 30, 2013, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $12.72 per share as of June 30, 2013. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 15.7 million shares of BGC’s Class A common stock as of June 30, 2013, subject to adjustment in certain circumstances.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Principal amount of debt component	$160,000	$160,000	$150,000	$150,000
Unamortized discount	(14,405)	(16,646)	—	—
Carrying amount of debt component	145,595	143,354	150,000	150,000
Equity component	18,972	18,972	—	—
Effective interest rate	7.61%	7.61%	8.75%	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016	4/15/2015	4/15/2015
Conversion price	$9.84	$9.84	$6.36	$6.41
Number of shares to be delivered upon conversion	16,260,160	16,260,160	23,573,484	23,384,070
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—	$—	$—

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the three months ended		For the three months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Coupon interest	$1,800	$1,800	$3,281	$3,281
Amortization of discount	1,125	1,090	—	—

Total interest expense	$2,925	$2,890	$3,281	$3,281

	4.50% Convertible Notes		8.75% Convertible Notes
	For the six months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Coupon interest	$3,600	$3,600	$6,562	$6,562
Amortization of discount	2,241	2,172	—	—

Total interest expense	$5,841	$5,772	$6,562	$6,562

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $2.3 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. The Company recorded interest expense related to the 8.125% Senior Notes of $4.6 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively.

Collateralized Borrowings

On various dates beginning in 2009 and most recently in December 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets in exchange for loans. The secured loan arrangements have fixed rates between 2.62% and 8.09% per annum and are repayable in consecutive monthly installments with the final payments due in December 2016. The outstanding balance of the secured loan arrangements was $19.4 million and $37.6 million as of June 30, 2013 and December 31, 2012, respectively. The value of the fixed assets pledged was $16.9 million and $32.1 million as of June 30, 2013 and December 31, 2012, respectively. The secured loan arrangements are guaranteed by the Company. The Company recorded interest expense related to the secured loan arrangements of $0.6 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively. The Company recorded interest expense related to the secured loan arrangements of $0.9 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively.

During the three months ended June 30, 2013, the Company prepaid $12.2 million related to the secured loan arrangements. As a result of the prepayment, the Company incurred $0.1 million of early termination fees and recognized $0.1 million as a result of the acceleration of deferred financing costs, which are recorded in “Interest expense” in the Company’s unaudited condensed consolidated statements of operations.

On various dates during the years ended December 31, 2011 and 2010, the Company sold certain furniture, equipment and software for $34.2 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases were repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014.

During the three months ended June 30, 2013, the Company terminated the leases and prepaid the outstanding balance of $7.4 million. As a result of the prepayment, the Company incurred $0.1 million of early termination fees and recognized $0.2 million as a result of the acceleration of deferred financing costs, which are recorded in “Interest expense” in the Company’s unaudited condensed consolidated statements of operations.

Because the leases were terminated during the three months ended June 30, 2013, the Company had no outstanding balance or fixed assets pledged related to the leases as of June 30, 2013. As of December 31, 2012, the outstanding balance of the leases and the value of the fixed assets pledged were $11.7 million and $8.3 million, respectively. The Company recorded interest expense of $0.4 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively. The Company recorded interest expense of $0.6 million for both the six months ended June 30, 2013 and the six months ended June 30, 2012.

Because assets reverted back to the Company at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser was included in the Company’s unaudited condensed consolidated statements of financial condition as a financing obligation, and payments made under the lease were recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets was charged to “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Credit Agreement

On June 23, 2011, the Company entered into a credit agreement with a bank syndicate (the “Credit Agreement”) which provides for up to $130.0 million of unsecured revolving credit through September 23, 2013. Borrowings under the Credit Agreement will bear interest at a per annum rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the prime rate as established by the Administrative Agent from time to time, (ii) the average federal funds rate plus 0.5%, and (iii) the reserve adjusted one-month LIBOR reset daily plus 1.0%, or (b) the reserve adjusted LIBOR for interest periods of one, two, three or six months, as selected by the Company, in each case plus an applicable margin. The applicable margin will initially be 2.0% with respect to base rate borrowings in (a) above and 3.0% with respect to borrowings selected as LIBOR borrowings in (b) above, but may increase to a maximum of 3.0% and 4.0%, respectively, depending upon the Company’s credit rating. The Credit Agreement also provides for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement requires that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provides for certain affirmative and negative covenants including financial covenants, such as minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. On June 20, 2013, the Company entered into the Second Amendment to Credit Agreement and Waiver, pursuant to which the parties agreed to a three-month extension of the termination date of the Credit Agreement to September 23, 2013 and a waiver of certain provisions of the Credit Agreement in connection with the NASDAQ OMX Transaction and the Company’s possible hedge of NASDAQ shares to be received in the earn-out portion of the transaction consideration.

As of both June 30, 2013 and December 31, 2012, there were no borrowings outstanding under the Credit Agreement. The Company recorded interest expense related to the Credit Agreement of $0.1 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively. The Company recorded interest expense related to the Credit Agreement of $0.2 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.

16.	Compensation

The Company’s Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 4, 2013, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 150 million to 200 million the aggregate number of shares of the Company’s Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan.

At the end of the second quarter of 2013, the Company commenced a global partnership restructuring program (see Note 1—“Organization and Basis of Presentation”). As a result of the program, the Company redeemed or exchanged 77.4 million limited partnership units from the partners of BGC. The Company granted and expects to issue 45.2 million shares of the Company’s Class A common stock, of which approximately 39.1 million will be restricted shares. The Company also expects to pay the anticipated withholding taxes owed on behalf of these partners related to this redemption/exchange and issuance. The restricted shares are generally expected to be saleable by partners in good standing after either five or ten years. Transferability of the shares of Restricted Stock will not be subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability will be subject to compliance with BGC Partners’ and its affiliates’ customary non-competition obligations. Partners who agree to extend the lengths of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. During the three months ended June 30, 2013, the Company incurred compensation expense with respect to the grant of the shares of Restricted Stock, before associated income taxes, of $304.1 million. Additionally, due to the redemption/exchange of the limited partnership units, the Company determined that the collectability of a portion of its employee loan balances is not expected and, therefore, the Company recognized a reserve for the three months ended June 30, 2013 in the amount of approximately $160.5 million (see Note 11—“Related Party Transactions”).

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2012	68,480,097
Granted	33,502,634
Redeemed/exchanged units	(85,496,599)
Forfeited units	—

Balance at June 30, 2013	16,486,132

During the three months ended June 30, 2013 and 2012, the Company granted exchangeability on 2.3 million and 6.2 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $12.9 million and $38.1 million, respectively. During the six months ended June 30, 2013 and 2012, the Company granted exchangeability on 5.0 million and 10.1 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $23.5 million and $64.1 million, respectively.

As of June 30, 2013 and December 31, 2012, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 0.5 million and 6.4 million, respectively.

As of June 30, 2013 and December 31, 2012, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $7.9 million and $64.5 million, respectively. As of June 30, 2013 and December 31, 2012, the aggregate estimated fair value of these limited partnership units was $4.1 million and $12.3 million, respectively. The number of unvested limited partnership units as of June 30, 2013 and December 31, 2012, was 0.9 million and 6.6 million, respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of $1.3 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of $3.8 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2012	2,608,731	$5.94	1.83
Granted	1,296,498	2.73
Delivered units	(770,359)	6.39
Forfeited units	(105,257)	5.49

Balance at June 30, 2013	3,029,613	$4.47	2.20

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

During the six months ended June 30, 2013 and 2012, the Company granted 1.3 million and 1.4 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $3.5 million and $7.6 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the six months ended June 30, 2013 and 2012, the Company withheld shares valued at $1.0 million and $2.0 million, respectively, to pay taxes due at the time of vesting.

As of June 30, 2013 and December 31, 2012, the aggregate estimated grant date fair value of outstanding RSUs was approximately $13.5 million and $15.5 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $1.3 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively. Compensation expense related to RSUs, before associated income taxes, was approximately $3.3 million and $4.0 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was approximately $11.8 million of total unrecognized compensation expense related to unvested RSUs.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	6,450,931	$14.11	2.4	$—
Granted	—	—
Exercised options	—	—
Expired options	(530,193)	15.54

Balance at June 30, 2013	5,920,738	$13.99	2.0	$—

Options exercisable at June 30, 2013	5,920,738	$13.99	2.0	$—

The Company did not grant any stock options during the six months ended June 30, 2013 and 2012. There were no options exercised during the six months ended June 30, 2013 and 2012.

The Company did not record any compensation expense related to stock options for the three or six months ended June 30, 2013 and 2012, as all of these options vested in prior years. As of June 30, 2013, compensation expense related to unvested stock options was fully recognized.

17.	Commitments, Contingencies and Guarantees

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

On February 3, 2010, Trading Technologies International, Inc. (“TT”) filed a civil action against the Company in the Northern District of Illinois, alleging direct and indirect infringement of three patents, U.S. Patents Nos. 7,533,056, 7,587,357, and 7,613,651, and by later amendment to the complaint No. 7,676,411 by the eSpeedometer product. On June 24, 2010, TT filed a Second Amended Complaint to add certain of the Company’s affiliates. On February 4, 2011, the Court ordered that the case be consolidated with nine other cases filed by TT in February 2010 against other defendants, involving some of the same patents. On May 25, 2011, TT filed a Third Amended Complaint, substituting certain of the Company’s affiliates for the previously named defendants. On June 15, 2011, TT filed a Fourth Amended Complaint, adding claims of direct and indirect infringement of six additional U.S. Patents Nos. 7,685,055, 7,693,768, 7,725,382, 7,813,996, 7,904,374, and 7,930,240. On July 31, 2012, the Court, acting on motions for partial summary judgment, entered a final judgment of invalidity as to Patents Nos. 7,676,411, 7,685,055, 7,693,768, and 7,904,374, and certified that final judgment for immediate interlocutory appeal. An appeal of that judgment is presently pending, while the Company continues to defend against TT’s claims under other patents in the District Court.

On August 24, 2009, Tullett Liberty Securities LLC (“Tullett Liberty”) filed a claim with FINRA dispute resolution (the “FINRA Arbitration”) in New York, New York against BGC Financial, L.P. (“BGC Financial”), an affiliate of BGC Partners, one of BGC Financial’s officers, and certain persons formerly or currently employed by Tullett Liberty subsidiaries. Tullett Liberty thereafter added Tullett Prebon Americas Corp. (“Tullett Americas,” together with Tullett Liberty, the “Tullett Subsidiaries”) as a claimant, and added 35 individual employees, who were formerly employed by the Tullett Subsidiaries, as respondents (the “FINRA Arbitration”). In the FINRA Arbitration, the Tullett Subsidiaries allege that BGC Financial harmed their inter-dealer brokerage business by hiring 79 of their employees, and that BGC Financial aided and abetted various alleged wrongs by the employees, engaged in unfair competition, misappropriated trade secrets and confidential information, tortiously interfered with contract and economic relationships, and violated FINRA Rules of Conduct. The Tullett Subsidiaries also alleged certain breaches of contract and duties of loyalty and fiduciary duties against the employees. BGC Financial has generally agreed to indemnify the employees. In the FINRA Arbitration, the Tullett Subsidiaries claim compensatory damages of not less than $779 million and exemplary damages of not less than $500 million. The Tullett Subsidiaries also seek costs and permanent injunctions against the defendants.

The parties stipulated to consolidate the FINRA Arbitration with five other related arbitrations (FINRA Case Nos. 09-04807, 09-04842, 09-06377, 10-00139 and 10-01265)—two arbitrations previously commenced against Tullett Liberty by certain of its former brokers now employed by BGC Financial, as well as three arbitrations commenced against BGC Financial by brokers who were previously employed by BGC Financial before returning to Tullett Liberty. FINRA consolidated them. BGC Financial and the employees filed their Statement of Answer and BGC’s Statement of Counterclaim. Tullett Liberty responded to BGC’s Counterclaim. Tullett filed an action in the Supreme Court, New York County against three of BGC’s executives involved in the recruitment in the New York metropolitan area, but later agreed to discontinue the action in New York state court and add these claims to the FINRA Arbitration. Tullett and the Company have also agreed to join Tullett’s claims against BGC Capital Markets, L.P. to the FINRA Arbitration. The parties and FINRA also agreed to consolidate an eighth arbitration filed against the Tullett Subsidiaries by certain of its former brokers now employed by BGC Financial. The hearings in the FINRA Arbitration and the arbitrations consolidated therewith began in mid-April 2012.

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

After some additional pleading and motion practices, on June 18, 2010, the District Court ordered that the case be dismissed with prejudice, and the U.S. Court of Appeals for the Third Judicial Circuit affirmed.

Subsequently, Tullett, joined by two subsidiaries, has filed a complaint against BGC Partners in New Jersey state court alleging substantially the same claims. The New Jersey state action also raises claims related to employees who decided to terminate their employment with Tullett and join a BGC Partners affiliate subsequent to the federal complaint. BGC moved to stay the New Jersey state action and dismiss certain of the claims asserted therein. On November 9, 2011, the court granted BGC Partners’ motion to dismiss Tullett’s claim for “raiding,” but otherwise denied the motions to dismiss and for a stay. BGC Partners moved for leave to appeal the denial of its motions, which was denied. On December 22, 2011, BGC Partners filed its Answer and Affirmative Defenses. This action is currently in discovery.

Subsidiaries of Tullett filed additional claims with FINRA on April 4, 2011, seeking unspecified damages and injunctive relief against BGC Financial and nine additional former employees of the Tullett subsidiaries, alleging claims (similar to those asserted in the previously filed FINRA Arbitration) related to BGC Financial’s hiring of those nine employees in 2011. On January 11, 2013, a FINRA panel denied Tullett’s claims in their entirety and no damages were awarded against BGC. The panel granted the employees’ counterclaims, and ordered Tullett to pay the employees (collectively) approximately $367,000 in compensatory damages. On January 25, 2013, the New York Supreme Court, Commercial Division, confirmed the arbitration award, and on April 17, 2013, judgment was entered. These claims were not consolidated with the other FINRA proceedings.

On August 10, 2012, the Tullett Subsidiaries commenced a FINRA arbitration against BGC Financial, BGC USA, L.P. (“BGC USA”), another affiliate of BGC Partners, and an officer and an employee of BGC Financial who were formerly employed by the Tullett Subsidiaries. The Tullett Subsidiaries allege that BGC Financial and BGC USA aided and abetted various alleged wrongs by the individual respondents, tortiously interfered with these individuals’ employment contracts with Tullett, and violated a FINRA Rule of Conduct. The Tullett Subsidiaries also allege breaches of contract and duties of loyalty and fiduciary duties, as well as the misappropriation of trade secrets and confidential information, and the violation of a FINRA Rule of Conduct against their former employees, and seek a declaratory judgment invalidating indemnification agreements entered into between the BGC respondents and the individual respondents. The Tullett Subsidiaries seek compensatory damages of not less than $14 million in salaries, bonuses and other compensation and benefits they paid to the individual respondents, as well as consequential and punitive damages. The Tullett Subsidiaries also seek costs and a permanent injunction, in addition to the aforementioned declaratory judgment, against the respondents. In November 2012, BGC Financial and an employee of BGC Financial were dismissed as respondents, and Statements of Answer were filed on behalf of the remaining respondents. In June 2013, the parties agreed to stay this arbitration pending the resolution of the FINRA Arbitration.

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

On March 9, 2012, a purported derivative action was filed in the Supreme Court of the State of New York, County of New York captioned International Painters and Allied Trades Industry Pension Fund, etc. v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 650736-2012, which suit alleges that the terms of the April 1, 2010 8.75% Convertible Notes issued to Cantor were unfair to the Company, the Company’s Controlled Equity Offerings unfairly benefited Cantor at the Company’s expense and the August 2011 amendment to the change in control agreement of Mr. Lutnick was unfair to the Company. It seeks to recover for the Company unquantified damages, disgorgement of payments received by defendants, a declaration that the 8.75% Convertible Notes are void and attorneys’ fees (the “New York Complaint”). On April 2, 2012, a purported derivative action was filed in the Court of Chancery of the State of Delaware captioned Samuel Pill v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Civil Action No. 7382-CS, which suit made similar allegations to the New York Complaint, and seeks the same relief (the “Delaware Complaint”). On April 12, 2012, the Delaware Complaint was subsequently amended to delete any claim for relief in connection with the 8.75% Convertible Notes. On June 8, 2012, Defendants filed a motion simultaneously in New York and Delaware requesting that the two actions proceed in one forum. In response to Defendants’ motion, Plaintiff Samuel Pill voluntarily dismissed the Delaware action, without prejudice, in the Court of Chancery in the State of Delaware on June 19, 2012. On the same date, Plaintiff Pill refiled his complaint in the Supreme Court of the State of New York, County of New York, captioned Samuel Pill v. Cantor Fitzgerald, L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 652126-2012. The two actions filed in New York were consolidated on August 27, 2012. Defendants filed a motion to dismiss the consolidated action on August 10, 2012, and plaintiffs filed their opposition to defendants’ motion to dismiss on September 24, 2012. Defendants’ reply to plaintiffs’ opposition was filed on October 18, 2012, pursuant to the briefing schedule set by the court. Oral argument on the motion to dismiss was held on April 2, 2013. The Company believes that plaintiffs’ allegations are without merit and intends to continue to defend against them vigorously.

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

Legal reserves are established in accordance with FASB guidance on Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. The outcome of such items cannot be determined with certainty; therefore, the Company cannot predict what the eventual loss related to such matters will be. Management believes that, based on currently available information, the final outcome of these current pending matters will not have a material adverse effect on the Company taken as a whole.

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of June 30, 2013, the Company was contingently liable for $2.0 million under these letters of credit.

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

In connection with the NASDAQ OMX Transaction (see Note 1—“Organization and Basis of Presentation”), the Company has guaranteed all payment obligations of ELX through December 31, 2014 under the Amended and Restated Technology Services Agreement, dated as of March 28, 2012, by and between eSpeed Technology Services L.P. and ELX Futures L.P. However, in the opinion of management, the potential of being required to make payments under this arrangement is remote. Accordingly, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for this agreement.

Indemnification

In connection with the NASDAQ OMX Transaction (see Note 1—“Organization and Basis of Presentation”), the Company has indemnified NASDAQ OMX for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. As of June 30, 2013 and December 31, 2012, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for this indemnification, as the potential for being required to make payments under this indemnification is remote.

Gain Contingency

In connection with the NASDAQ OMX Transaction (see Note 1—“Organization and Basis of Presentation”), the Company will receive an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably over 15 years, provided that NASDAQ OMX, as a whole, produces at least $25 million in gross revenues each year. The contingent earn-out was excluded from the gain on the divestiture and will be recognized in income as and when it is realized and earned, consistent with the accounting guidance for gain contingencies.

18.	Income Taxes

The Company’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings” for discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. As of June 30, 2013, the Company had approximately $97.5 million of cumulative undistributed foreign pre-tax earnings for which no deferred U.S. federal income taxes have been provided since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2013, the Company had $3.3 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of June 30, 2013, the Company had approximately $0.5 million of accrued interest related to uncertain tax positions. During the three and six months ended June 30, 2013, the Company did not have any material charges with respect to interest and penalties.

19.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2013, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (“FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of June 30, 2013, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2013, $325.4 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $149.6 million.

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

The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income as well as gains that are not considered part of the Company’s ordinary, ongoing business such as the gain related to the NASDAQ OMX Transaction. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units; redemption/exchange of partnership units, issuance of restricted shares and reduction of compensation-related partnership loans; and allocations of net income to founding/working partner units and limited partnership units) as well as unallocated expenses such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level.

Certain financial information for the Company’s segments is presented below. See Note 14—“Goodwill and Other Intangible Assets, Net,” for goodwill by reportable segment.

Three months ended June 30, 2013 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$138,299	$—	$—	$138,299
Credit	67,343	—	—	67,343
Foreign Exchange	60,692	—	—	60,692
Equities and Other Asset Classes	40,692	—	—	40,692
Real Estate	—	103,155	—	103,155
Real estate management services	—	39,823	—	39,823
Fees from related parties	2,858	—	9,384	12,242
Market data	3,643	—	—	3,643
Software solutions	2,530	—	—	2,530
Other revenues	—	3	1,171	1,174
Gain on divestiture	—	—	723,147	723,147
Losses on equity investments	—	—	(1,224)	(1,224)

Total non-interest revenues	316,057	142,981	732,478	1,191,516
Interest income	281	90	1,280	1,651

Total revenues	316,338	143,071	733,758	1,193,167
Interest expense	1,144	—	8,845	9,989
Non-interest expenses	258,833	133,820	582,274	974,927

Income (loss) from operations before income taxes	$56,361	$9,251	$142,639	$208,251

For the three months ended June 30, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $1.9 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended June 30, 2012 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$134,402	$—	$—	$134,402
Credit	70,084	—	—	70,084
Foreign Exchange	53,240	—	—	53,240
Equities and Other Asset Classes	41,716	—	—	41,716
Real Estate	—	92,682	—	92,682
Real estate management services	—	37,930	—	37,930
Fees from related parties	3,076	—	10,418	13,494
Market data	3,990	—	—	3,990
Software solutions	2,487	—	—	2,487
Other revenues	25	465	132	622
Losses on equity investments	—	—	(2,652)	(2,652)

Total non-interest revenues	309,020	131,077	7,898	447,995
Interest income	223	117	1,203	1,543

Total revenues	309,243	131,194	9,101	449,538
Interest expense	1,426	77	6,075	7,578
Non-interest expenses	249,341	125,971	62,198	437,510

Income (loss) from operations before income taxes	$58,476	$5,146	$(59,172)	$4,450

For the three months ended June 30, 2012, the Real Estate Services segment income (loss) from operations before income taxes excludes $8.8 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Six months ended June 30, 2013 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$283,291	$—	$—	$283,291
Credit	136,485	—	—	136,485
Foreign Exchange	120,040	—	—	120,040
Equities and Other Asset Classes	80,662	—	—	80,662
Real Estate	—	176,404	—	176,404
Real estate management services	—	79,161	—	79,161
Fees from related parties	5,680	—	19,710	25,390
Market data	7,768	—	—	7,768
Software solutions	5,096	—	—	5,096
Other revenues	623	32	1,350	2,005
Gain on divestiture	—	—	723,147	723,147
Losses on equity investments	—	—	(4,512)	(4,512)

Total non-interest revenues	639,645	255,597	739,695	1,634,937
Interest income	538	153	2,508	3,199

Total revenues	640,183	255,750	742,203	1,638,136
Interest expense	2,484	1	17,204	19,689
Non-interest expenses	517,282	249,606	629,611	1,396,499

Income (loss) from operations before income taxes	$120,417	$6,143	$95,388	$221,948

For the six months ended June 30, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $7.3 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Six months ended June 30, 2012 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$281,286	$—	$—	$281,286
Credit	154,455	—	—	154,455
Foreign Exchange	111,971	—	—	111,971
Equities and Other Asset Classes	85,537	—	—	85,537
Real Estate	—	129,967	—	129,967
Real estate management services	—	41,891	—	41,891
Fees from related parties	5,980	—	20,061	26,041
Market data	8,954	—	—	8,954
Software solutions	4,936	—	—	4,936
Other revenues	46	465	320	831
Losses on equity investments	—	—	(5,108)	(5,108)

Total non-interest revenues	653,165	172,323	15,273	840,761
Interest income	714	291	2,733	3,738

Total revenues	653,879	172,614	18,006	844,499
Interest expense	3,080	258	11,798	15,136
Non-interest expenses	515,872	168,459	121,670	806,001

Income (loss) from operations before income taxes	$134,927	$3,897	$(115,462)	$23,362

For the six months ended June 30, 2012, the Real Estate Services segment income (loss) from operations before income taxes excludes $11.4 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Total assets by reportable segment (in thousands):

Total Assets (1)	Financial Services	Real Estate Services	Total
At June 30, 2013	$3,163,541	$284,727	$3,448,268

At December 31, 2012	$1,357,838	$281,101	$1,638,939

(1)	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three and six months ended June 30, 2013 and 2012, respectively, and information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of June 30, 2013 and December 31, 2012, respectively, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
U.S.	$956,897	$218,906	$1,160,241	$364,103
U.K.	140,817	134,355	282,294	277,370
Asia	49,650	52,029	98,882	108,807
France	21,988	22,731	49,582	51,254
Other Americas	10,430	10,818	20,980	22,706
Other Europe/MEA	13,385	10,699	26,157	20,259

Total revenues	$1,193,167	$449,538	$1,638,136	$844,499

	June 30,	December 31,
	2013	2012
Long-lived assets:
U.S.	$324,114	$319,185
U.K.	141,718	148,922
Asia	48,231	52,675
France	10,670	12,310
Other Americas	14,930	16,066
Other Europe/MEA	10,241	10,210

Total long-lived assets	$549,904	$559,368

21.	Divestiture

On June 28, 2013, the Company sold its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX, pursuant to a Purchase Agreement dated April 1, 2013. Upon the closing of the NASDAQ OMX Transaction, NASDAQ OMX paid the Company $750 million in cash consideration, adjusted for certain pre-paid amounts and accrued costs and expenses. An earn-out of up to 14,883,705 shares of NASDAQ OMX common stock will be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ OMX is equal to or greater than $25 million.

The Purchased Assets were included in the Company’s Financial Services segment. These assets were part of a larger cash flow-generating product group that includes other fully electronic trading, market data, and software businesses, including electronic brokerage of off-the-run U.S. Treasuries, as well as Treasury Bills, Treasury Swaps, Treasury Repos, Treasury Spreads, and Treasury Rolls.

In connection with this transaction, the Company paid fees of approximately $7.4 million to CF&Co. These expenses are included as a reduction of “Gain on divestiture” in the Company’s unaudited condensed consolidated statements of operations.

In connection with the transaction, the Company entered into a transition services agreement, under which the Company will provide certain services to NASDAQ OMX over a period ranging from 12 to 18 months. The Company attributed approximately $2.9 million of the proceeds from the sale to the transition services agreement, which will be recognized as revenue over a period of 12 months.

The following table summarizes the components of the pre-tax gain on divestiture (in thousands):

Cash proceeds from sale	$750,000
Working capital adjustments	5,111
Accrued commission and other service receivables, net	(6,844)
Fixed assets, net	(13,474)
Accounts payable, accrued and other liabilities	1,733
Transaction and other costs	(10,436)
Deferred revenue associated with transition services agreement	(2,943)

Pre-tax gain on divestiture	$723,147

22.	Subsequent Events

Second Quarter 2013 Dividend

On July 30, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share for the second quarter of 2013 payable on September 6, 2013 to Class A and Class B common stockholders of record as of August 23, 2013.

Share Repurchase and Unit Redemption Authorization

On July 30, 2013, the Board of Directors reauthorized the Company’s $250 million share repurchase and unit redemption program.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended June 30, 2013 and 2012. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage company primarily servicing the wholesale financial and real estate markets through our two segments, Financial Services and Real Estate Services. Our Financial Services segment specializes in the brokerage of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures and structured products. Our Financial Services segment also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over the counter (“OTC”) or through an exchange. Through our BGC Trader™ and BGC Market Data brands, we offer financial technology solutions, market data, and analytics related to select financial instruments and markets.

We entered into the commercial real estate business in October 2011 with the acquisition of all of the outstanding shares of Newmark & Company Real Estate, Inc. (“Newmark”), a leading U.S. commercial real estate brokerage and advisory firm primarily serving corporate and institutional clients. Newmark was founded in 1929 in New York City. In 2000, Newmark embarked upon a national expansion and in 2006 entered into an agreement with London-based Knight Frank to operate jointly in the Americas as “Newmark Knight Frank.” In the second quarter of 2012, we completed the acquisition of substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries, which we refer to as “Grubb & Ellis.” Grubb & Ellis was formed in 1958 and built a full-service national commercial real estate platform of property management, facilities management and brokerage services. We have largely completed the integration of Grubb & Ellis with Newmark Knight Frank to form the resulting business, Newmark Grubb Knight Frank (or “NGKF”). NGKF is a full-service commercial real estate platform that comprises our Real Estate Services segment, offering commercial real estate tenants, owners, investors and developers a wide range of services, including leasing; capital markets services, including investment sales, debt placement, appraisal, and valuation services; commercial mortgage brokerage services; as well as consulting, project and development management, leasing and corporate advisory services and property and corporate facilities management services.

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

NASDAQ OMX Transaction

On June 28, 2013, we completed the sale (the “NASDAQ OMX Transaction”) of certain assets to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). The Transaction occurred pursuant to a Purchase Agreement, dated as of April 1, 2013 (the “Purchase

Agreement”). At the closing, NASDAQ OMX purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (the “Purchased Assets”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably in each of the fifteen years following the closing. The $750 million in cash paid at closing was subject to adjustment for certain pre-paid amounts and accrued costs and expenses, and the 14,883,705 shares of NASDAQ OMX common stock will be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ OMX is equal to or greater than $25 million. The contingent future issuances of NASDAQ OMX common stock are also subject to acceleration upon the occurrence of certain events, including the acquisition by any person of 50% or more of NASDAQ OMX’s stock (including by merger), NASDAQ OMX ceasing to hold Purchased Assets representing 50% or more of the aggregate revenue attributable to the Purchased Assets as of the closing, and the sale of all or substantially all of NASDAQ OMX’s assets, as well as to certain anti-dilution provisions.

Each party made customary representations and warranties in the Purchase Agreement, as well as customary covenants relating to the operations of its businesses and the use of the Purchased Assets. The parties have agreed to certain additional covenants, including that for three years after the consummation of the NASDAQ OMX Transaction, we and Cantor Fitzgerald, L.P. (“Cantor”) will not engage in the business of fully electronic brokerage of benchmark on-the-run U.S. Treasuries and certain transactions in first off-the-run U.S. Treasuries, subject to certain exceptions. Cantor is also a party to the Purchase Agreement solely for the above and certain limited purposes set forth in the agreement.

Concurrent with the closing of the NASDAQ OMX Transaction, the parties executed certain ancillary agreements, including a transition services agreement; a registration rights agreement with respect to the NASDAQ OMX common stock to be issued to us in the NASDAQ OMX Transaction; and a license agreement, pursuant to which we and Cantor received from NASDAQ OMX a perpetual and royalty-free market data license. We and Cantor granted to NASDAQ OMX a non-exclusive, irrevocable, royalty-free right and license to use any patents owned by them in the businesses covered by the Purchased Assets for U.S. Treasury securities transactions.

In addition, contemporaneously with the execution of the Purchase Agreement, Cantor Fitzgerald & Co (“CF&Co”) and other broker-dealer affiliates of CF&Co entered into a clearing agreement with NASDAQ OMX to provide NASDAQ OMX with clearing services.

CF&Co, an affiliate of Cantor, served as our advisor and, upon the closing of the NASDAQ OMX Transaction, received a fee of approximately $7.4 million, which was in-line with customary industry fees.

As a result of the NASDAQ OMX Transaction, we only sold our on-the-run, benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. Over time, we have built these six instruments into some of the deepest and most liquid markets in the world. This platform, together with the directly related market data and co-location businesses, generated approximately $99 million in revenues in 2012, approximately $93.5 million of which was recorded in our Financial Services segment and the remainder recorded as fees from related parties in Corporate items. The platform and the directly related market data and co-location businesses generated approximately $48.4 million in revenues in the first six months of 2013, approximately $46.3 million of which was recorded in our Financial Services segment and the remainder recorded as fees from related parties in Corporate items. We retain all of our other voice, hybrid, and fully electronic trading, market data, and software businesses, including voice, hybrid and electronic brokerage of off-the-run U.S. Treasuries, as well as Treasury Bills, Treasury Swaps, Treasury Repos, Treasury Spreads, and Treasury Rolls. We also continue to offer voice brokerage for on-the-run U.S. Treasuries.

The large gain related to the NASDAQ OMX Transaction has given us a unique opportunity to better position the Company for strong growth in revenues and earnings. After taking into account the cash we expect to use to pay taxes and make other payments relating to both the NASDAQ OMX Transaction and the Global Partnership Restructuring Program discussed below, we expect to have approximately $459 million remaining from the $750 million NASDAQ OMX cash payment. We are likely to use these remaining proceeds to repay debt, make accretive acquisitions and invest in organic growth in both of our segments, and/or repurchase additional units or common shares. We also expect to maintain our regular $0.12 per share quarterly common stock dividend for the foreseeable future.

Share Count Reduction and Modifications/Extensions of Employment Agreements

At the end of the second quarter of 2013, we redeemed or exchanged 77.4 million units from the partners of BGC Holdings (the “Global Partnership Restructuring Program”). We granted and expect to issue 45.2 million shares of our Class A common stock, of which approximately 39.1 million will be restricted shares. The Company also expects to pay the anticipated withholding taxes owed on behalf of these partners related to this redemption/exchange and issuance. The restricted shares are generally expected to be saleable by partners in good standing after either five or ten years. Partners who agree to extend the lengths of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period.

Taken together, these actions resulted in reducing our fully diluted share count by 32.2 million shares. We believe that the expected modifications of arrangements with employees and partners will also materially reduce the rate of employee/partner share issuance going forward, while maintaining our effective tax rate.

As a consequence of the above, we incurred non-cash, non-dilutive compensation charges of $464.6 million related to the redemption/exchange of partnership units, issuance of restricted shares, and reduction of compensation-related partnership loans. These charges, along with the $723.1 million gain related to the NASDAQ OMX Transaction, have been recognized in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2013.

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

The past twelve months have been challenging as lower activity and volatility have contributed to declines in market volumes across most asset classes in our Financial Services segment. While market conditions were difficult, revenues for our Financial Services segment increased by 2.3% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This performance was much better than the 1% to 14% declines reported so far by our interdealer broker competitors, and we believe we continued to gain market share.

Regulators in the U.S. have nearly finalized a variety of new rules across a range of financial marketplaces including OTC derivatives as mandated by the “Dodd—Frank Wall Street Reform and Consumer Protection Act.” These rules should largely be effective by the end of 2013 with ongoing phase-ins thereafter. Legislators and regulators in Europe and the Asia-Pacific region have crafted similar rules, some of which are rolling out later this summer, with the bulk beginning implementation in 2014.

These OTC-related laws and proposed rules call for additional pre- and post-trade market transparency, heightened collateral and capital standards, the transacting of certain derivatives using authorized venues, central clearing of most standardized derivatives, specific business conduct standards, and the delivery of transaction data to newly designated trade repositories for public dissemination.

Based on our conversations with lawmakers, regulators, and our customers, we continue to believe that the overall impact on revenues and profits for BGC and other large wholesale intermediaries will be neutral to positive as a whole.

In addition, we believe that we will have a strong competitive advantage relative to our competitors in this new environment. The new rules not only require OTC market execution venues to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, but we also think that recent revisions to the execution methodology rules will allow elements of voice brokerage to flourish. We are a leader both in the breadth and scale of our hybrid and fully electronic trading capability, and should thrive in such an environment.

We are a leader in executing both OTC and listed products—in both the cash and derivatives markets—across Rates, Credit, FX, and Equities. Whatever forms the new rules and regulations finally take, we believe that financial market participants will continue or expand their business with us and that new opportunities to grow our business will emerge.

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

Rates volumes in particular are also influenced by market volatility, and such volatility has been dampened for the past year due to continued quantitative easing undertaken by the U.S. Federal Reserve and other major central banks. Quantitative easing entails the central banks buying government securities or other securities in the open market—particularly longer-dated instruments—in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade and are not hedged—thus lowering Rates volumes across cash and derivatives markets industry-wide. As of July 10, 2013, the U.S. Federal Reserve had close to $3 trillion worth of long-dated U.S. Treasury and Federal Agency securities, compared with $1.7 trillion at the beginning of 2011, $1.4 trillion at the beginning of 2010, and less than $20 billion at the beginning of 2009. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past three years.

During the three months ended June 30, 2013, industry volumes improved somewhat year-over-year for certain of the OTC and listed products we broker in Rates, Credit and Equities and Other Asset Classes. This was due in large part to volatility being higher than it had been for much of the past several quarters in certain asset classes, though it remains lower than long-term averages. For example, the Merrill Lynch “MOVE” index of US Treasury interest rate volatility averaged approximately 100.7 over the last five years, 96.2 over the past ten years, and had been as high as 264.6 during the height of the global financial crises in the second half of 2008. Due largely to quantitative easing by the U.S. Federal Reserve, it averaged only 69.8 for full year 2012. For the second quarter of 2013, the MOVE index started below 60, and fell below 50 in May. In mid-May, it spiked as bond market participants and economists came to believe that the Federal Reserve might slow down the pace of its quantitative easing due to better than expected strength in the U.S. economy. Thus for the month of June 2013, the MOVE index averaged 89.4—higher than earlier in 2013 or the average for 2012, but still below the above-mentioned 5- and 10-year averages. Market stress measures such as the MOVE index are generally good proxies for overall volatility and volumes across our four Financial Services asset class categories.

Our ongoing efforts to lower expenses and to improve the margins of our Financial Services segment resulted in the Company selectively reducing front-office headcount across this segment, which lowered revenues in the short term, but is expected to improve profitability. Below is a discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our Rates business is particularly influenced by the level of sovereign debt issuance globally, and over the past year this issuance has generally continued to grow, although quantitative easing has muted the public issuance of many sovereign issues. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), issuance by the U.S. Treasury of interest-bearing debt decreased by approximately 4.4% for the second quarter of 2013 versus the same period last year.

Largely as a result of the belief among market participants that the U.S. Federal Reserve might end quantitative easing sooner than expected, the U.S. Federal Reserve reported that U.S. Treasury volumes traded by primary dealers increased by 12% year-over-year in the second quarter of 2013. In comparison, our fully electronic Rates volumes increased by 5.8% year-over-year and our overall Rates revenues improved by 2.9%.

Our Rates revenues are not totally dependent on market volumes and therefore do not always fluctuate consistently with industry metrics. There are two key reasons for this: First, the fully electronic US Treasury platform we recently sold to NASDAQ OMX generated a large majority of its revenues from fixed fee contracts, which involved the same amount of annual payments to us regardless of industry volumes. Second, our other voice, hybrid, and fully electronic desks in Rates often have volume discounts built into their price structure, which results in our Rates revenues being less volatile than the overall industry volumes.

Excluding the assets we sold to NASDAQ OMX, BGC’s retained fully electronic desks increased revenues by 12.2% to $21.9 million in the second quarter of 2013. This growth was driven largely by an almost 24% increase from fully electronic Rates products other than US Treasuries and by 27% growth from our spot FX business, as well as by solid increases from our e-brokered credit desks.

Overall, analysts and economists expect sovereign debt issuance to remain at high levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For instance, according to the Congressional Budget Office (the “CBO”), U.S. federal debt will be 76% of GDP for fiscal year 2013, versus 36% at the end of fiscal year 2007. Similarly, the European Commission reports that, in the aggregate, EU government debt as a percent of GDP will have increased from 59% in 2007 to over 91% for 2014 for the EU as a whole, and over 96% for the Eurozone. Meanwhile, analysts expect that the effects of various forms of quantitative easing will continue to negatively impact markets for at least the next year, because economic growth remains weak in most G-20 nations. As a result, we expect long-term tailwinds in our Rates business from continuing high levels of government debt, but near-term headwinds due to quantitative easing.

Credit Volumes

The cash portion of our Credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. Global credit derivative market turnover has declined because of uncertainty surrounding recently enacted rules for the clearing of credit derivatives in the U.S. This was offset by strong corporate bond issuance over the past several quarters, as borrowers took advantage of record-low interest rates. The net impact of these trends was reflected in Federal Reserve Corporate bond volumes—a reflection of the cash market—being up by 20% year-over-year for the second quarter of 2013, and by revenues from ICE’s Creditex trade execution business—a reflection of the derivatives market—being down by 14%. Our Credit revenues declined by 3.9%, which was reflective of mixed overall volume trends in the credit markets globally.

Foreign Exchange Volumes and Volatility

Global FX volume increased in the second quarter of 2013 as volatility returned to more normal levels due largely to increased efforts by certain major central banks to grow their economies and different trajectories of interest rates in many of the world’s largest economies. Our fully electronic FX volumes increased by approximately 37% and our overall FX revenues were up by 14.0%. This growth generally exceeded the comparable volume figures reported by Reuters, EBS and CME.

Equity-Related Volumes and Volatility

Global Equity markets also continued to be challenging during the quarter. While U.S. equity options volumes were up 12% according to the OCC in the second quarter of 2013, equity derivatives volumes were down 7% at Eurex, and equity volumes were down by 3.6% on an average daily basis across the U.S cash Equities market. In comparison, our overall revenues from Equities and Other Asset Classes decreased by 2.5%.

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

The combination of more market acceptance of hybrid and fully electronic trading and our competitive advantage in terms of technology and experience has contributed to our strong gains in electronically traded products. During the second quarter of 2013, we continued to invest in hybrid and fully electronic technology broadly across our financial services product categories.

Total Financial Services segment revenues from electronically traded products, market data, and software solutions were $44.8 million or 14.2% of segment revenues for the three months ended June 30, 2013, compared with $43.0 million or 13.9% for the three months ended June 30, 2012. Excluding the assets we sold to NASDAQ OMX, our technology-based Financial Services segment revenues increased by 12.2% in the three months ended June 30, 2013, to $21.9 million. We now offer electronically traded products on over half of our Financial Services segment’s approximately 210 desks compared with 100 out of 230 desks a year ago.

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

Economic Growth in the U.S.

The U.S. economy expanded by 1.7% in the second quarter of 2013, below the annualized rate of 2.1% since the recession ended. However, the Bureau of Labor Statistics reported that employers added 589,000 net new payroll jobs during the quarter—a monthly average of 196,000, slightly ahead of the 2012 average of 183,000 and the 2011 average of 175,000. Interest rates spiked late in the quarter but remained low by historical standards, with the 10-year Treasury yield averaging less than 2.0% during the quarter due in part to the U.S. Federal Reserve’s third round of quantitative easing, which was announced in September of 2012. The combination of moderate economic growth and low interest rates has been a powerful stimulus for commercial real estate, delivering steady absorption of excess space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and low interest rates helped push vacancy rates down for the office, apartment, retail and industrial markets. The relative dearth of new construction over the past few years has meant that tenants have been funneled into existing vacant space with the exception of apartments, where construction has propelled the market into a new expansion cycle. Rental rates were generally strong for apartments, but improvement in rental rates was more sporadic for other property types and was confined to certain geographies and assets. The following trends drove the commercial real estate market in the second quarter of 2013:

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

Although overall industry metrics are not necessarily as correlated to our revenues for Real Estate Services as they are in our Financial Services products, they do provide some indication of the general direction of the business. According to Newmark Grubb Knight Frank Research, the overall vacancy rate for office properties in the nation’s key markets ended the second quarter at 15.2%, down from 16.0% a year earlier and the lowest level since the first quarter of 2009. The national vacancy rate for industrial properties was 8.4% at June 30, 2013, an improvement on the 9.2% rate measured one year ago. Rents for all property types in the U.S. continued to improve modestly. CoStar Group (a leading provider of information and analytic services) reported similar improvements in vacancy rates and rents for the national office, industrial, and retail markets.

In terms of commercial real estate sales metrics, according to Real Capital Analytics, prices were up 6.0% year-over-year through May 2013 (the most recent data available from the Moody’s/RCA Commercial Property Price Index). The dollar volume of property sales through the first six months of 2013 rose by 24% above the same period in 2012 according to Real Capital Analytics. In comparison, our Real Estate Services brokerage revenue increased by 11.3% year-over-year due to the stabilization of the Grubb & Ellis brokers after the transition out of bankruptcy and a more favorable real estate environment.

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

On June 23, 2011, we entered into a credit agreement with a bank syndicate (the “Credit Agreement”) which provides for up to $130.0 million of unsecured revolving credit through September 23, 2013. The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing our existing businesses and operations, expanding our businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of our Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in our subsidiaries. As of July 31, 2013, we had no borrowings outstanding under the Credit Agreement.

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

For a complete description of the Credit Agreement and 8.125% Senior Notes, see Note 15—“Notes Payable, Collateralized and Short-Term Borrowings” to our unaudited condensed consolidated financial statements.

On June 28, 2013, upon completion of the NASDAQ OMX Transaction (see “NASDAQ OMX Transaction” herein), we received cash consideration of $750 million, subject to adjustment for certain pre-paid amounts and accrued costs and expenses, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably in each of the fifteen years following the closing.

At the end of the second quarter of 2013, we redeemed or exchanged 77.4 million units from the partners of BGC Holdings. We granted and expect to issue 45.2 million shares of our Class A common stock, of which approximately 39.1 million will be restricted shares. We also expect to pay the anticipated withholding taxes owed on behalf of these partners related to this redemption/exchange and issuance. The restricted shares are generally expected to be saleable by partners in good standing after either five or ten years, depending on the partner’s segment or business, provided that these partners have not engaged in competitive activities for a certain period of time. Partners who agree to extend the lengths of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period.

Taken together, these actions reduced our fully diluted share count by 32.2 million shares. We believe that the expected modifications of arrangements with employees and partners will also materially reduce the rate of employee/partner share issuance going forward. As a consequence of the above, we incurred non-cash, non-dilutive GAAP compensation charges of $464.6 million related to the redemption/exchange of partnership units, issuance of restricted shares, and the reduction of compensation-related partnership loans.

After taking into account the taxes and other payments we expect to pay relating to both the NASDAQ OMX Transaction and the cost related to the Global Partnership Restructuring Program, we anticipate having approximately $459 million remaining from the NASDAQ OMX cash payment. We expect to use these remaining proceeds to repay debt, make accretive acquisitions and invest in organic growth in both of our segments, and/or repurchase additional units or common shares. We also expect to maintain our regular $0.12 per share quarterly common stock dividend for the foreseeable future.

HIRING AND ACQUISITIONS

A key driver of our revenue growth is front-office headcount. We believe that our strong technology platform and unique partnership structure have enabled us to use both acquisitions and recruiting to profitably increase our front-office staff at a faster rate than our largest competitors since our formation in 2004.

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

As of June 30, 2013, our front-office headcount was down by more than 4.8% year-over-year to 2,485 brokers, salespeople and other front-office professionals. For the three months ended June 30, 2013, average revenue generated per front-office employee was approximately $169,000, an increase of 7.9% from the three months ended June 30, 2012 when it was approximately $157,000. Front-office headcount included 1,587 brokers, salespeople and other front-office professionals in Financial Services, with average revenue generated per front-office employee of approximately $201,000, up 13.3% year-over-year, and 898 brokers, salespeople and other front-office professionals in Real Estate Services, with average revenue generated per front-office employee of approximately $115,000, up 0.6% year-over-year.

The 7.9% increase in overall company revenue per front-office employee was primarily driven by an improvement in revenue per front office employee in Financial Services, which increased 13.3% year-over-year. This increase was the result of a combination of lower headcount and increased revenues year-over-year. The above figures exclude revenues related to non-core Grubb & Ellis purchased assets. Including them, revenue per front-office employee declined by 9.8% in Real Estate Services, and increased by 5.2% for BGC overall.

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

Our recent acquisitions include the acquisitions of Grubb & Ellis, Wolfe & Hurst, Smith Mack, Frederick Ross Company, Ginalfi Finance and Sterling International Brokers Limited.

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

During the six months ended June 30, 2013, we acquired the business and certain assets of Sterling International Brokers Limited, a London-based financial brokerage firm specializing in Pound Sterling and other major currency transactions.

FINANCIAL HIGHLIGHTS

For the three months ended June 30, 2013, we had income from operations before income taxes of $208.3 million compared to $4.5 million, an increase of $203.8 million from the year earlier period. Total revenues increased approximately $743.6 million and total expenses increased approximately $539.8 million. For the six months ended June 30, 2013, we had income from operations before income taxes of $221.9 million compared to $23.4 million, an increase of $198.5 million from the year earlier period. Total revenues increased approximately $793.6 million and total expenses increased approximately $595.1 million.

Total revenues were $1,193.2 million and $449.5 million for the three months ended June 30, 2013 and 2012, respectively, representing a 165.4% increase. Total revenues were $1,638.1 million and $844.5 million for the six months ended June 30, 2013 and 2012, respectively, representing a 94.0% increase. The main factors contributing to the increase were:

•	The $723.1 million gain on divestiture recorded in the three months ended June 30, 2013 related to the NASDAQ OMX Transaction.

•

Total brokerage revenues increased for the three months ended June 30, 2013 compared to the year earlier period. The increase in Financial Services was due to improving market conditions especially in Europe. The increase in Real Estate was primarily due to the stabilization of the Grubb & Ellis brokers after the transition out of bankruptcy and a more favorable real estate environment.

•

Revenues related to fully electronic trading were 12.2% of Financial Services revenue compared to 11.8% a year ago. Revenues related to fully electronic trading include brokerage revenues as well as certain revenues recorded in fees from related parties.

Total compensation and employee benefits expense increased by $501.8 million or 161.9% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, and increased by $545.8 million or 97.0% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. We incurred non-cash, non-dilutive compensation charges of $464.6 million related to the redemption/exchange of partnership units, issuance of restricted shares, and the reduction of compensation-related partnership loans during the three months ended June 30, 2013. In addition, for the six months ended June 30, 2013, a component of the increase was due to the fact that the NGKF business was in place for the full six months ended June 30, 2013 while only in place for a portion of the year earlier period, as we completed the acquisition of Grubb & Ellis on April 13, 2012.

The three months ended June 30, 2013 continued to be a challenging period in the financial services industry. Even in this difficult environment, we believe we are well positioned as we continue to increase the scale and depth of our real estate platform and continue to seek market driven opportunities to expand our business in numerous financial asset classes. We believe our overall performance will improve as we continue to increase the percentage of Financial Services segment revenues generated from fully electronic trading, and extend our employment agreements through our partnership enhancement program. We believe these initiatives will continue to improve our competitive position in the marketplace and improve employee retention.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$324,832	27.2%	$308,438	68.6%	$623,536	38.0%	$579,785	68.7%
Principal transactions	85,349	7.2	83,686	18.6	173,346	10.6	183,431	21.7

Total brokerage revenues	410,181	34.4	392,124	87.2	796,882	48.6	763,216	90.4
Real estate management services	39,823	3.3	37,930	8.4	79,161	4.8	41,891	5.0
Fees from related parties	12,242	1.0	13,494	3.0	25,390	1.6	26,041	3.1
Market data	3,643	0.3	3,990	0.9	7,768	0.5	8,954	1.1
Software solutions	2,530	0.2	2,487	0.6	5,096	0.3	4,936	0.6
Interest income	1,651	0.1	1,543	0.3	3,199	0.2	3,738	0.4
Other revenues	1,174	0.1	622	0.2	2,005	0.1	831	0.0
Gain on divestiture	723,147	60.7	—	—	723,147	44.2	—	—
Losses on equity investments	(1,224)	(0.1)	(2,652)	(0.6)	(4,512)	(0.3)	(5,108)	(0.6)

Total revenues	1,193,167	100.0	449,538	100.0	1,638,136	100.0	844,499	100.0
Expenses:
Compensation and employee benefits	765,679	64.2	308,029	68.5	1,055,071	64.4	554,898	65.7
Allocation of net income to limited partnership units and founding/working partner units	46,084	3.8	1,909	0.4	53,522	3.3	7,889	0.9

Total compensation and employee benefits	811,763	68.0	309,938	68.9	1,108,593	67.7	562,787	66.6
Occupancy and equipment	37,340	3.1	39,092	8.7	76,567	4.7	75,321	8.9
Fees to related parties	2,286	0.2	3,169	0.7	5,129	0.3	6,688	0.8
Professional and consulting fees	11,367	1.0	19,515	4.3	26,308	1.6	38,834	4.6
Communications	22,755	1.9	21,402	4.8	47,096	2.9	43,360	5.1
Selling and promotion	23,239	1.9	23,513	5.2	43,554	2.7	42,959	5.1
Commissions and floor brokerage	6,397	0.5	5,833	1.3	12,168	0.7	11,513	1.4
Interest expense	9,989	0.8	7,578	1.7	19,689	1.2	15,136	1.8
Other expenses	59,780	5.0	15,048	3.4	77,084	4.7	24,539	2.9

Total expenses	984,916	82.5	445,088	99.0	1,416,188	86.5	821,137	97.2

Income from operations before income taxes	208,251	17.5	4,450	1.0	221,948	13.5	23,362	2.8
Provision for income taxes	78,711	6.6	70	0.0	81,806	5.0	7,272	0.9

Consolidated net income	129,540	10.9	4,380	1.0	140,142	8.5	16,090	1.9
Less: Net income attributable to noncontrolling interest in subsidiaries	95,074	8.0	2,422	0.6	98,678	6.0	5,943	0.7

Net income available to common stockholders	$34,466	2.9%	$1,958	0.4%	$41,464	2.5%	$10,147	1.2%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

Brokerage Revenues

Total brokerage revenues increased by $18.1 million, or 4.6%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Commission revenues increased by $16.4 million, or 5.3%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Principal transactions revenues increased by $1.7 million, or 2.0%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

The increase in brokerage revenues was primarily driven by increases in the revenues for Commercial Real Estate, FX and Rates, partially offset by lower revenues in Credit products and Equities and Other Asset Classes.

The increase in Rates revenues of $3.9 million was primarily due to improved market conditions especially in Europe where volumes increased in comparison to the earlier year period.

Our fully electronic Credit revenues increased by 8.1% as compared to the three months ended June 30, 2012, but our overall Credit revenues declined by 3.9% to $67.3 million in the three months ended June 30, 2013. Although some of our cash Credit desks showed strong growth, the overall credit derivatives market continues to remain challenged.

Our overall FX revenues were up by 14.0% to $60.7 million for the three months ended June 30, 2013. This increase was primarily driven by both double digit growth from our voice/hybrid FX desks and by an approximately 27% increase in revenue from our spot FX business. This growth exceeded the comparable volume figures reported by CLS, CME, EBS and Reuters.

Real Estate brokerage revenues increased by $10.5 million for the three months ended June 30, 2013. The increase is primarily due to the stabilization of the Grubb & Ellis brokers after the transition out of bankruptcy and a more favorable real estate environment.

Global equity markets continued to be difficult, and equity-related volumes were down between 4% and 42% according to the Deutsche Boerse, Euronext and DTCC. In comparison, our revenues from Equities and Other Asset Classes decreased by 2.5%.

Real Estate Management Services

Real estate management services revenues increased by $1.9 million, to $39.8 million for the three months ended June 30, 2013. The increase was primarily related to $0.8 million of consulting revenues associated with a significant transaction in the second quarter of 2013.

Fees from Related Parties

Fees from related parties decreased by $1.3 million, or 9.3%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The decrease was primarily due to decreased back office services provided to Cantor, decreased revenues related to ELX and lower technology service fees.

Market Data

Market data revenues decreased by $0.3 million, or 8.7%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Software Solutions

Software solutions revenues increased by $43 thousand, or 1.7%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily due to an increased number of clients in the second quarter of 2013.

Interest Income

Interest income increased by $0.1 million, or 7.0%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Other Revenues

Other revenues increased by $0.6 million to $1.2 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily due to proceeds received in a litigation settlement.

Gain on Divestiture

The gain on divestiture related to the NASDAQ OMX Transaction was $723.1 million for the three months ended June 30, 2013.

Losses on Equity Investments

Losses on equity investments decreased by $1.4 million, or 53.8%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Losses on equity investments represent our pro rata share of the net losses on investments over which we have significant influence but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $457.7 million, or 148.6%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The main drivers of this increase were the compensation charges of approximately $464.6 million we incurred during the three months ended June 30, 2013 related to the redemption/exchange of partnership units, issuance of restricted shares, and the reduction of compensation-related partnership loans in connection with our global partnership restructuring program (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein).

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units increased by $44.2 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Allocation of income to limited partnership units and founding/working partner units represents the allocation of earnings to be distributed to such partners. The allocation of income to limited partnership units and founding/working partner units for the three months ended June 30, 2013 was $46.1 million. The increase in the three months ended June 30, 2013 as compared to the year earlier period relates to our increased earnings as a result of the NASDAQ OMX Transaction.

Occupancy and Equipment

Occupancy and equipment expense decreased by $1.8 million, or 4.5%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This decrease was primarily due to office consolidations in the Real Estate Services segment resulting from the integration of NGKF.

Fees to Related Parties

Fees to related parties decreased by $0.9 million, or 27.9%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $8.1 million, or 41.8%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The decrease was primarily due to decreased costs associated with legal and regulatory matters.

Communications

Communications expense increased by $1.4 million, or 6.3%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. As a percentage of total revenues (excluding the gain on divestiture), communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense decreased by $274 thousand, or 1.2%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $564 thousand, or 9.7%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily due to increases in clearing house charges and exchange clearing charges attributable to increased revenues.

Interest Expense

Interest expense increased by $2.4 million, or 31.8%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily related to our issuance of the 8.125% Senior Notes in June 2012.

Other Expenses

Other expenses increased by $44.7 million, or 297.3%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily due to an increase in the cost of hiring brokers and a commitment to make charitable contributions.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $92.7 million, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The significant increase in net income attributable to noncontrolling interest in subsidiaries relates to the increased income in the three months ended June 30, 2013 associated with the gain on the NASDAQ OMX Transaction.

Provision for Income Taxes

Provision for income taxes increased to $78.7 million for the three months ended June 30, 2013 as compared to $0.1 million for the three months ended June 30, 2012. This increase was primarily driven by an increase in taxable income in the three months ended June 30, 2013 as compared to the year earlier period as well as by an increase in taxes related to the gain on the NASDAQ OMX Transaction. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

Brokerage Revenues

Total brokerage revenues increased by $33.7 million, or 4.4%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Commission revenues increased by $43.8 million, or 7.5%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Principal transactions revenues decreased by $10.1 million, or 5.5%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

The increase in brokerage revenues was primarily driven by increases in the revenues for Commercial Real Estate, FX and Rates, partially offset by lower revenues in Credit products and Equities and Other Asset Classes.

The increase in Rates revenues of $2.0 million was primarily due to an increase in Europe resulting from improved market conditions.

Our Credit revenues declined by 11.6% to $136.5 million in the six months ended June 30, 2013, which was generally a better performance than the comparable results reported by our inter-dealer broker peers.

Our fully electronic FX volumes and revenues increased by approximately 37.3% and 14.2%, respectively, in the six months ended June 30, 2013. This growth exceeded the comparable volume figures reported by Reuters, EBS, and CME. Our overall FX revenues were up by 7.2% to $120.0 million for the six months ended June 30, 2013.

Real Estate brokerage revenues increased by $46.4 million for the six months ended June 30, 2013, primarily due to the acquisition of Grubb & Ellis in the second quarter of 2012. Industry trends in sales and leasing remain favorable for the U.S. Commercial Real Estate market.

Global equity markets continued to be difficult, for example, and equity-related volumes were down between 3% and 22% according to the LSE, Euronext, and Deutsche Boerse. In comparison, BGC’s revenues from Equities and Other Asset Classes decreased by 5.7%.

Real Estate Management Services

Real estate management services revenues increased by $37.3 million, or 89.0% for the six months ended June 30, 2013, primarily due to the acquisition of Grubb & Ellis in the second quarter of 2012.

Fees from Related Parties

Fees from related parties decreased by $0.7 million, or 2.5%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease was primarily due to decreased revenues related to ELX and lower technology service fees, partially offset by increased revenues related to back office services provided to Cantor.

Market Data

Market data revenues decreased by $1.2 million, or 13.2%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Software Solutions

Software solutions revenues increased by $0.2 million, or 3.2%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily due to an increased number of clients as compared to the six months ended June 30, 2012.

Interest Income

Interest income decreased by $0.5 million, or 14.4%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease was primarily related to our notes receivable, which were a component of the consideration transferred with respect to the acquisition of Grubb & Ellis in the second quarter of 2012.

Other Revenues

Other revenues increased by $1.2 million to $2.0 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase was primarily due to a $1.0 million settlement related to litigation and an increase in investment banking fees.

Gain on Divestiture

The gain on divestiture related to the NASDAQ OMX Transaction was $723.1 million for the six months ended June 30, 2013.

Losses on Equity Investments

Losses on equity investments decreased by $0.6 million, or 11.7%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Losses on equity investments represent our pro rata share of the net losses on investments over which we have significant influence but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $500.2 million, or 90.1%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The main drivers of this increase were the compensation charges of approximately $464.6 million we incurred during the six months ended June 30, 2013 related to the redemption/exchange of partnership units, issuance of restricted shares, and the reduction of compensation-related partnership loans in connection with our global partnership restructuring program (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein). In addition, a component of the increase was the result of having the NGKF business in place for the full six months ended June 30, 2013 while only in place for a portion of the year earlier period, as we completed the acquisition of Grubb & Ellis on April 13, 2012.

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units increased by $45.6 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Allocation of income to limited partnership units and founding/working partner units represents the allocation of earnings to be distributed to such partners. The allocation of income to limited partnership units and founding/working partner units for the six months ended June 30, 2013 was $53.5 million. The increase relates to our increased earnings in the six months ended June 30, 2013 as compared to the year earlier period.

Occupancy and Equipment

Occupancy and equipment expense increased by $1.2 million, or 1.7%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase was primarily due to the acquisition of Grubb & Ellis.

Fees to Related Parties

Fees to related parties decreased by $1.6 million, or 23.3%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $12.5 million, or 32.3%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease was primarily due to decreased costs associated with legal and regulatory matters, as well as reduced costs for recruitment and temporary personnel as compared to the six months ended June 30, 2012.

Communications

Communications expense increased by $3.7 million, or 8.6%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase was primarily driven by increased market data and communication costs associated with our increased headcount. As a percentage of total revenues, communications expense decreased across the two periods.

Selling and Promotion

Selling and promotion expense increased by $0.6 million, or 1.4%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase was associated with an increase in promotional and corporate events in our Real Estate Services segment in the six months ended June 30, 2013.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $0.7 million, or 5.7%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily due to increased volumes in our equities business during the six months ended June 30, 2013.

Interest Expense

Interest expense increased by $4.6 million, or 30.1%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase was primarily related to our issuance of the 8.125% Senior Notes in June 2012.

Other Expenses

Other expenses increased by $52.5 million, or 214.1%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase was primarily due to an increase in costs associated with hiring brokers and a commitment to make charitable contributions. In addition, the costs related to the Grubb & Ellis business were in place for the full six months ended June 30, 2013 as compared to only a portion of the six months ended June 30, 2012.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $92.7 million, or 1,560.4%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Provision for Income Taxes

Provision for income taxes increased to $81.8 million for the six months ended June 30, 2013 as compared to $7.3 million for the six months ended June 30, 2012. This increase was primarily driven by an increase in taxable income in the six months ended June 30, 2013 as compared to the year earlier period as well as by an increase in taxes related to the gain on the NASDAQ OMX Transaction. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

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

Certain financial information for our segments is presented below. The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income as well as gains that are not considered part of the Company’s ordinary, ongoing business such as the gain related to the NASDAQ OMX Transaction. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units; redemption/exchange of partnership units, issuance of restricted shares and reduction of compensation-related partnership loans; and allocations of net income to founding/working partner units and limited partnership units) as well as unallocated expenses such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level.

Three months ended June 30, 2013 (in thousands):

	Financial Services	Real Estate Services*	Corporate Items	Total
Total revenues	$316,338	$143,071	$733,758	$1,193,167
Total expenses	259,977	133,820	591,119	984,916

Income (loss) from operations before income taxes	$56,361	$9,251	$142,639	$208,251

*	For the three months ended June 30, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $1.9 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended June 30, 2012 (in thousands):

	Financial Services	Real Estate Services*	Corporate Items	Total
Total revenues	$309,243	$131,194	$9,101	$449,538
Total expenses	250,767	126,048	68,273	445,088

Income (loss) from operations before income taxes	$58,476	$5,146	$(59,172)	$4,450

*	For the three months ended June 30, 2012, the Real Estate Services segment income (loss) from operations before income taxes excludes $8.8 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Segment Results for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenues

•

Revenues for Financial Services increased approximately $7.1 million, or 2.3%, to $316.3 million for the three months ended June 30, 2013 from $309.2 million for the three months ended June 30, 2012. The increased in revenues for our Financial Services segment was primarily due to an increase in FX and Rates revenue.

•

Revenues for Real Estate Services increased approximately $11.9 million, or 9.1%, to $143.1 million for the three months ended June 30, 2013 from $131.2 million for the three months ended June 30, 2012. The increase in revenues for our Real Estate Services segment was primarily due to increases in real estate brokerage and management services revenue as a result of the stabilization of the Grubb & Ellis brokers after the transition out of bankruptcy and a more favorable real estate environment.

Expenses

•

Total expenses for Financial Services increased approximately $9.2 million, or 3.7%, to $260.0 million for the three months ended June 30, 2013 from $250.8 million for the three months ended June 30, 2012. The increase in expenses for our Financial Services segment was primarily due to increases in compensation expenses compared to the prior year period.

•

Total expenses for Real Estate Services increased approximately $7.8 million, or 6.2%, to $133.8 million for the three months ended June 30, 2013 from $126.0 million for the three months ended June 30, 2012. The increase in expenses for our Real Estate Services segment was primarily due to increases in compensation expenses compared to the prior year period.

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services decreased approximately $2.1 million, or 3.6%, to $56.4 million for the three months ended June 30, 2013 from $58.5 million for the three months ended June 30, 2012. The decrease in income (loss) from operations before income taxes for our Financial Services segment was primarily due to higher expenses, as described above, partially offset by higher revenues, as also described above.

•

Income (loss) from operations before income taxes for Real Estate Services increased $4.2 million, or 79.8%, to $9.3 million for the three months ended June 30, 2013 from $5.1 million for the three months ended June 30, 2012. The increase in income (loss) from operations before income taxes for our Real Estate Services segment was due to increased revenues, as described above, partially offset by an increase in expenses, as also described above.

Six months ended June 30, 2013 (in thousands):

	Financial Services	Real Estate Services*	Corporate Items	Total
Total revenues	$640,183	$255,750	$742,203	$1,638,136
Total expenses	519,766	249,607	646,815	1,416,188

Income (loss) from operations before income taxes	$120,417	$6,143	$95,388	$221,948

*	For the six months ended June 30, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $7.3 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Six months ended June 30, 2012 (in thousands):

	Financial Services	Real Estate Services*	Corporate Items	Total
Total revenues	$653,879	$172,614	$18,006	$844,499
Total expenses	518,952	168,717	133,468	821,137

Income (loss) from operations before income taxes	$134,927	$3,897	$(115,462)	$23,362

*	For the six months ended June 30, 2012, the Real Estate Services segment income (loss) from operations before income taxes excludes $11.4 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Segment Results for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues

•

Revenues for Financial Services decreased approximately $13.7 million, or 2.1%, to $640.2 million for the six months ended June 30, 2013 from $653.9 million for the six months ended June 30, 2012. The decrease in revenues for our Financial Services segment was primarily due to a decline in brokerage revenues in Credit and Equities and Other Asset Classes, partially offset by an increase in FX and Rates.

•

Revenues for Real Estate Services increased approximately $83.2 million, or 48.2%, to $255.8 million for the six months ended June 30, 2013 from $172.6 million for the six months ended June 30, 2012. The increase in revenues for our Real Estate Services segment was primarily due to our acquisition of substantially all of the assets of Grubb & Ellis in April of 2012 and more favorable industry metrics.

Expenses

•

Total expenses for Financial Services increased approximately $0.8 million, or 0.2%, to $519.8 million for the six months ended June 30, 2013 from $519.0 million for the six months ended June 30, 2012.

•

Total expenses for Real Estate Services increased approximately $80.9 million, or 47.9%, to $249.6 million for the six months ended June 30, 2013 from $168.7 million for the six months ended June 30, 2012. The increase in expenses for our Real Estate Services segment was primarily due to our acquisition of substantially all of the assets of Grubb & Ellis in April of 2012.

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services decreased approximately $14.5 million, or 10.8%, to $120.4 million for the six months ended June 30, 2013 from $134.9 million for the six months ended June 30, 2012. The decrease in income (loss) from operations before income taxes for our Financial Services segment was primarily due to higher expenses, as described above, partially offset by higher revenues, as also described above.

•

Income (loss) from operations before income taxes for Real Estate Services increased $2.2 million, or 57.6%, to $6.1 million for the six months ended June 30, 2013 from $3.9 million for the six months ended June 30, 2012. The increase in income (loss) from operations before income taxes for our Real Estate Services segment was due to increased revenues, as described above, partially offset by an increase in expenses, as also described above.

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

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Revenues:
Commissions	$324,832	$298,704	$293,350	$302,874	$308,438	$271,347	$250,921	$261,496
Principal transactions	85,349	87,997	76,312	76,417	83,686	99,745	79,888	94,997
Real estate management services	39,823	39,338	41,141	39,672	37,930	3,961	1,222	—
Fees from related parties	12,242	13,148	14,016	13,102	13,494	12,547	15,366	15,220
Market data	3,643	4,125	4,182	4,166	3,990	4,964	4,042	4,556
Software solutions	2,530	2,566	2,541	2,485	2,487	2,449	2,472	2,328
Interest income	1,651	1,548	1,371	1,397	1,543	2,195	1,351	1,730
Other revenues	1,174	831	52,936	3,199	622	209	1,777	1,283
Gain on divestiture	723,147	—	—	—	—	—	—	—
Losses on equity investments	(1,224)	(3,288)	(3,672)	(2,995)	(2,652)	(2,456)	(1,870)	(1,675)

Total revenues	1,193,167	444,969	482,177	440,317	449,538	394,961	355,169	379,935
Expenses:
Compensation and employee benefits	765,679	289,392	316,097	288,669	308,029	246,869	216,298	253,879
Allocations of net income to limited partnership units and founding/working partner units	46,084	7,438	5,019	56	1,909	5,980	—	—

Total compensation and employee benefits	811,763	296,830	321,116	288,725	309,938	252,849	216,298	253,879
Occupancy and equipment	37,340	39,227	40,018	40,010	39,092	36,229	34,118	29,943
Fees to related parties	2,286	2,843	2,267	2,837	3,169	3,519	2,719	3,297
Professional and consulting fees	11,367	14,941	15,881	18,062	19,515	19,319	19,569	19,625
Communications	22,755	24,341	24,584	22,863	21,402	21,958	21,753	21,508
Selling and promotion	23,239	20,315	20,928	22,153	23,513	19,446	19,951	19,507
Commissions and floor brokerage	6,397	5,771	5,545	5,675	5,833	5,680	6,311	6,539
Interest expense	9,989	9,700	9,991	9,758	7,578	7,558	8,689	6,754
Other expenses	59,780	17,304	13,084	26,622	15,048	9,491	14,939	23,365

Total expenses	984,916	431,272	453,414	436,705	445,088	376,049	344,347	384,417
Income (loss) from operations before income taxes	208,251	13,697	28,763	3,612	4,450	18,912	10,822	(4,482)
Provision (benefit) for income taxes	78,711	3,095	10,329	2,623	70	7,202	3,905	(1,338)

Consolidated net income (loss)	129,540	10,602	18,434	989	4,380	11,710	6,917	(3,144)

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	95,074	3,604	4,266	1,440	2,422	3,521	3,077	(1,111)

Net income (loss) available to common stockholders	$34,466	$6,998	$14,168	$(451)	$1,958	$8,189	$3,840	$(2,033)

The tables below detail our brokerage revenues by product category for the indicated periods (in thousands):

	For the Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Brokerage revenue by product (actual results):
Rates	$138,299	$144,992	$119,791	$131,359	$134,402	$146,884	$128,115	$151,813
Credit	67,343	69,142	62,225	67,926	70,084	84,371	66,148	83,507
Foreign Exchange	60,692	59,348	47,130	48,910	53,240	58,731	47,383	61,120
Real Estate	103,155	73,249	104,492	96,551	92,682	37,285	44,980	—
Equities and Other Asset Classes	40,692	39,970	36,024	34,545	41,716	43,821	44,183	60,053

Total brokerage revenues	$410,181	$386,701	$369,662	$379,291	$392,124	$371,092	$330,809	$356,493

Brokerage revenue by product (percentage):
Rates	33.7%	37.5%	32.4%	34.6%	34.3%	39.6%	38.7%	42.6%
Credit	16.4	17.9	16.8	17.9	17.9	22.7	20.0	23.4
Foreign Exchange	14.8	15.3	12.7	12.9	13.6	15.8	14.3	17.1
Real Estate	25.1	19.0	28.3	25.5	23.6	10.1	13.6	—
Equities and Other Asset Classes	10.0	10.3	9.8	9.1	10.6	11.8	13.4	16.9

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic (actual results):
Voice/hybrid	$374,397	$349,854	$339,155	$346,251	$358,395	$335,572	$299,307	$322,335
Fully electronic	35,784	36,847	30,507	33,040	33,729	35,520	31,502	34,158

Total brokerage revenues	$410,181	$386,701	$369,662	$379,291	$392,124	$371,092	$330,809	$356,493

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	91.3%	90.5%	91.7%	91.3%	91.4%	90.4%	90.5%	90.4%
Fully electronic	8.7	9.5	8.3	8.7	8.6	9.6	9.5	9.6

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term funding (equity and long-term debt) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at June 30, 2013 were $3.4 billion, an increase of 110.4% as compared to December 31, 2012. The increase in total assets was driven primarily by an increase in cash and in receivables from broker-dealers, clearing organizations, customers and related broker-dealers. We maintain a significant portion of our assets in cash, with our cash position (which we define as cash and cash equivalents plus unencumbered securities held for liquidity purposes) at June 30, 2013 of $1,102.4 million. See “Cash Position Analysis” below for a further discussion of cash and cash equivalents.

As part of our cash management process, especially in light of the proceeds of the NASDAQ OMX Transaction, we may enter into reverse repurchase agreements and other short term investments, some of which may be with Cantor. As of June 30, 2013 and December 31, 2012, the Company had no reverse repurchase agreements outstanding with Cantor. As of July 31, 2013, we had $500 million of reverse repurchase agreements with Cantor, for which we received, as collateral, Agency MBS and similar quality securities with a fair value of $510 million. As of June 30, 2013, we had a $49.1 million reverse repurchase agreement with a third party to facilitate the settlement of matched principal transactions.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company shall be entitled to invest in the program so long as it meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate they receive from the short-term note issuer and the rate they pay to us on any investments in this program. This spread shall be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program.

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

Equity

We currently have in place an effective equity shelf Registration Statement on Form S-3 (the “Form S-3 Registration Statement”) with respect to the issuance and sale of up to 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. As of July 31, 2013, we have issued and sold an aggregate of approximately 8.7 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the controlled equity offering sales agreement we entered into with CF&Co on December 12, 2012 (the “December 2012 Sales Agreement”), with approximately 11.3 million shares of Class A common stock remaining to be sold under the December 2012 Sales Agreement as of July 31, 2013. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these registrations along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of July 31, 2013, we have issued an aggregate of 3.8 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of July 31, 2013, we have issued approximately 114.8 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 4, 2013, at our Annual Meeting of Stockholders, our stockholders approved an amendment to our Third Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 150 million to 200 million the aggregate number of shares of our Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. On June 7, 2013, we filed a Registration Statement on Form S-8 with respect to the additional 50 million shares. As of June 30, 2013, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 67.8 million shares.

Notes Payable, Collateralized Borrowings and Credit Facility

On April 1, 2010, we effectively refinanced $150.0 million in Senior Notes payable via issuance of the 8.75% Convertible Notes to Cantor. The details of this issuance are provided in the “Notes Payable, Collateralized and Short-Term Borrowings” section below.

On June 23, 2011, we entered into a Credit Agreement with a bank syndicate which provides for up to $130.0 million of unsecured revolving credit through September 23, 2013. Borrowings under the Credit Agreement will bear interest on a floating rate basis with various terms available from which we can select. The Credit Agreement also provides for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement requires that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provides for certain affirmative and negative covenants including financial covenants, such as minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. On June 20, 2013, we entered into the Second Amendment to Credit Agreement and Waiver, pursuant to which the parties agreed to a three-month extension of the termination date of the Credit Agreement to September 23, 2013 and a waiver of certain provisions of the Credit Agreement in connection with the NASDAQ OMX Transaction and our possible hedge of NASDAQ OMX shares to be received in the earn-out portion of the transaction consideration. We expect to negotiate a renewal of the Credit Agreement during the extension period.

The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing our existing businesses and operations, expanding our businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of our Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in our subsidiaries. As of July 31, 2013, we had no borrowings outstanding under the Credit Agreement.

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

CREDIT RATINGS

Our public long-term credit ratings and associated outlook are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable	*
Standard & Poor’s	BBB-	Stable

*	On June 28, 2013, Fitch Ratings Inc. downgraded our long-term debt rating from BBB to BBB- and changed its outlook from negative to stable.

Credit ratings and associated outlooks are influenced by a number of factors, including but not limited to: operating environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels and the firm’s competitive position in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Any reduction in our credit ratings and/or the associated outlook could adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing. In addition, credit ratings and associated outlooks may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions. In connection with certain trading agreements, we may be required to provide additional collateral in the event of a credit ratings downgrade.

CASH POSITION ANALYSIS

Below is an analysis of the changes in our cash position for the six months ended June 30, 2013 and 2012. Our cash position is defined as cash and cash equivalents plus unencumbered securities held for liquidity purposes. The analysis below describes the key components of our earnings, dividends and distributions, investing and funding, security settlements and our working capital activities.

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

Other changes in working capital represent changes primarily in receivables and payables and accrued liabilities that impact our cash position.

The changes in our cash position during the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
(in millions)	2013	2012
Cash position, beginning of period	$420.4	$385.7
Consolidated net income, adjusted for non-cash items	627.4	88.6
Dividends and distributions related to prior periods	(71.9)	(95.2)
Treasury stock repurchases	(0.2)	(0.3)

Net cash from earnings, dividends and distributions	555.3	(6.9)

Investing and funding activities:
(Decreases) increases in funding	(32.4)	104.1
Investments	26.9	(95.6)

Net investing and funding activities	(5.5)	8.5
Securities settlements	(13.1)	(6.8)
Other changes in working capital	147.2	26.2
All other	(1.9)	(1.2)

Cash position, end of period	$1,102.4	$405.5

Discussion of six months ended June 30, 2013

The increased cash position was primarily due to cash received from the sale of assets to NASDAQ OMX.

For the six months ended June 30, 2013, we generated earnings adjusted for non-cash items of $627.4 million, which was primarily due to the $723.1 million gain on divestiture from the NASDAQ OMX Transaction. We also paid dividends and distributions to shareholders and limited partners of $71.9 million of which $39.8 million related to dividends associated with the fourth quarter of 2012 and first quarter 2013 earnings and $32.1 million related to distributions to partners associated with the fourth quarter of 2012 earnings.

Our investing and funding activities used approximately $5.5 million of cash during the period. Decreases in our funding of $32.4 million were primarily driven by repayment of collateralized borrowings. During this period, investments generated $26.9 million primarily due to the sale of assets to NASDAQ OMX. This represents the net of the cash proceeds and the gain on the NASDAQ OMX Transaction which was reflected in our consolidated net income.

Our securities settlement activities used $13.1 million of cash during the period primarily related to funding fail transactions, which is a temporary decrease in cash.

Working capital and other uses of cash were approximately $147.2 million, primarily due to increases in tax liabilities relating to the gain on the sale of assets to NASDAQ OMX.

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

The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all of our existing and future senior unsecured obligations. The 8.75% Convertible Notes bear an annual interest rate of 8.75% currently, which is payable semi-annually in arrears on April 15 and October 15 of each year. As of June 30, 2013, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 157.1566 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. The 8.75% Convertible Notes were convertible into approximately 23.6 million shares of Class A common stock as of June 30, 2013. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

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

The 4.50% Convertible Notes are our general senior unsecured obligations. The 4.50% Convertible Notes pay interest semi-annually at a rate of 4.50% per annum and were priced at par. As of June 30, 2013, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination thereof at our election. As of June 30, 2013, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of our Class A common stock. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $145.6 million as of June 30, 2013.

In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which are expected to reduce the potential dilution of our Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.17 as of June 30, 2013, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of our Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $12.72 per share as of June 30, 2013.

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

On various dates beginning in 2009 and most recently in December 2012, we entered into secured loan arrangements under which we pledged certain fixed assets in exchange for loans. The secured loan arrangements have fixed rates between 2.62% and 8.09% per annum and are repayable in consecutive monthly installments with the final payments due in December 2016. The outstanding balance of the secured loan arrangements was $19.4 million and $37.6 million as of June 30, 2013 and December 31, 2012, respectively. The value of the fixed assets pledged was $16.9 million and $32.1 million as of June 30, 2013 and December 31, 2012, respectively. The secured loan arrangements are guaranteed by us.

During the three months ended June 30, 2013, we prepaid $12.2 million related to the secured loan arrangements. As a result of the prepayment, we incurred $0.1 million of early termination fees and recognized $0.1 million as a result of the acceleration of deferred financing costs, which are recorded in “Interest expense” in our unaudited condensed consolidated statements of operations.

On various dates during the years ended December 31, 2011 and 2010, we sold certain furniture, equipment and software for $34.2 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases were repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014.

During the three months ended June 30, 2013, we terminated the leases and prepaid the outstanding balance of $7.4 million. As a result of the prepayment, we incurred $0.1 million of early termination fees and recognized $0.2 million as a result of the acceleration of deferred financing costs, which are recorded in “Interest expense” in our unaudited condensed consolidated statements of operations.

Because the leases were terminated during the three months ended June 30, 2013, we had no outstanding balance or fixed assets pledged related to the leases as of June 30, 2013. As of December 31, 2012, the outstanding balance of the leases and the value of the fixed assets pledged were $11.7 million and $8.3 million, respectively.

Because assets reverted back to us at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser was included in our unaudited condensed consolidated statements of financial condition as a financing obligation, and payments made under the lease were recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets was charged to “Occupancy and equipment” in our unaudited condensed consolidated statements of operations.

During the year ended December 31, 2011, we entered into a Credit Agreement with a bank syndicate which provides for up to $130.0 million of unsecured revolving credit through September 23, 2013 (for a detailed description of this facility, see Note 15—“Notes Payable, Collateralized and Short-Term Borrowings” to our unaudited condensed consolidated financial statements). The borrowings under the Credit Agreement will be used for general corporate purposes, including, but not limited to, financing our existing businesses and operations, expanding our businesses and operations through additional broker hires, strategic alliances and acquisitions, and repurchasing shares of our Class A common stock or purchasing limited partnership interests in BGC Holdings or other equity interests in our subsidiaries. As of July 31, 2013, we had no borrowings outstanding under the Credit Agreement.

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

REGULATORY REQUIREMENTS

Our liquidity and available cash resources are restricted by regulatory requirements of our operating subsidiaries. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer. In addition, self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”) along with statutory bodies such as the Financial Conduct Authority (“FCA”) and the U.S. Securities and Exchange Commission (the “SEC”) require strict compliance with their rules and regulations. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with broker-dealers and are not designed to specifically protect stockholders. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.

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

Certain of our European subsidiaries are regulated by the FCA.

As of June 30, 2013, $325.4 million of net assets were held by regulated subsidiaries. As of June 30, 2013, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $149.6 million.

In April 2013, our Board of Directors and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee.

EQUITY

Class A Common Stock

Changes in shares of our Class A common stock outstanding for the three and six months ended June 30, 2013 and 2012 were as follows. This table does not include 45.2 million shares of our Class A common stock (of which approximately 39.1 million will be restricted shares) that we granted and expect to issue in connection with our global partnership restructuring program (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares outstanding at beginning of period	130,873,581	104,762,935	123,913,759	97,220,042
Share issuances:
Redemptions and exchanges of limited partnership interests (1)	3,498,243	2,530,980	8,837,725	6,004,888
Vesting of restricted stock units (RSUs)	131,571	201,316	623,393	876,289
Acquisitions (2)	1,086,975	839,120	1,086,975	918,835
Purchase of notes receivable in connection with our acquisition of Grubb & Ellis	—	—	—	453,172
Other issuances of Class A common stock	771,169	47,023	1,899,687	2,952,161
Treasury stock repurchases	(33,478)	—	(33,478)	(44,013)

Shares outstanding at end of period	136,328,061	108,381,374	136,328,061	108,381,374

(1)	The issuances related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
(2)	For the three and six months ended June 30, 2012, 72,009 of these shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act.

Class B Common Stock

We did not issue any shares of Class B common stock during the three and six months ended June 30, 2013 or 2012.

Controlled Equity Offering

On December 12, 2012, we entered into a controlled equity offering sales agreement with CF&Co, pursuant to which we may offer and sell up to an aggregate of 20 million shares of our Class A common stock. Shares of our Class A common stock sold under our controlled equity offering sales agreement are used primarily for redemptions of limited partnership interests in BGC Holdings. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of us. Under the December 2012 Sales Agreement, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of June 30, 2013, we have sold 8,672,410 shares of our Class A common stock under the December 2012 Sales Agreement.

Unit Redemptions and Share Repurchase Program

Our Board of Directors and Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries. On May 1, 2013, our Board of Directors and Audit Committee increased our share repurchase and unit redemption authorization to $100 million. This authorization increased to $250 million upon the closing of the NASDAQ OMX Transaction. On July 30, 2013, our Board of Directors reauthorized the Company’s $250 million share repurchase and unit redemption program. From time to time, we may actively continue to repurchase shares or redeem units.

The below table excludes 77.4 million units which we redeemed or exchanged from partners at the end of the second quarter of 2013. We granted and expect to issue 45.2 million restricted shares of our Class A common stock, of which approximately 39.1 million will be restricted shares. The Company also expects to pay the anticipated withholding taxes owed on behalf of these partners related to this redemption/exchange and issuance. These restricted shares are generally expected to be saleable by partners in good standing after either five or ten years (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein). Partners who agree to extend the lengths of their employment agreements and/or other contractual modifications are expected to be able to sell their restricted shares over a shorter time period. Unit redemption and share repurchase activity for the six months ended June 30, 2013 was as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions (1), (2)
January 1, 2013—March 31, 2013	5,193,534	$4.16
April 1, 2013—April 30, 2013	894,218	5.51
May 1, 2013—May 31, 2013	—	—
June 1, 2013—June 30, 2013	1,764,245	5.48

Total Redemptions	7,851,997	$4.61
Repurchases (3), (4)
January 1, 2013—March 31, 2013	—	$—
April 1, 2013—April 30, 2013	33,478	5.61
May 1, 2013—May 31, 2013	—	—
June 1, 2013—June 30, 2013	—	—

Total Repurchases	33,478	$5.61

Total Redemptions and Repurchases	7,885,475	$4.61	$250,000,000

(1)	During the three months ended June 30, 2013, we redeemed approximately 2.5 million limited partnership units at an average price of $5.54 per unit and approximately 0.2 million founding/working partner units at an average price of $4.68 per unit. During the three months ended June 30, 2012, we redeemed approximately 2.6 million limited partnership units at an average price of $6.47 per unit and approximately 0.3 million founding/working partner units at an average price of $7.76 per unit.
(2)	During the six months ended June 30, 2013, we redeemed approximately 6.9 million limited partnership units at an average price of $4.71 per unit and approximately 0.9 million founding/working partner units at an average price of $3.78 per unit. During the six months ended June 30, 2012, we redeemed approximately 5.4 million limited partnership units at an average price of $6.61 per unit and approximately 1.3 million founding/working partner units at an average price of $6.55 per unit.
(3)	During the three months ended June 30, 2013, we repurchased 33,478 shares of our Class A common stock at an aggregate purchase price of approximately $0.2 million for an average price of $5.61 per share. Such shares were purchased from Stephen M. Merkel, our Executive Vice President, General Counsel and Secretary. During the three months ended June 30, 2012, we did not repurchase any shares of our Class A common stock.
(4)	During the six months ended June 30, 2013, we repurchased 33,478 shares of our Class A common stock at an aggregate purchase price of approximately $0.2 million for an average price of $5.61 per share. During the six months ended June 30, 2012, we repurchased 44,013 shares of our Class A common stock at an aggregate purchase price of approximately $0.3 million for an average price of $7.66 per share.

The fully diluted weighted-average share count for the three months ended June 30, 2013 was as follows (in thousands):

Three Months Ended June 30, 2013
Common stock outstanding(1)	171,758
Limited partnership interests in BGC Holdings	165,127
Convertible notes equivalent shares	39,780
RSUs (Treasury stock method)	630
Other	797

Total(2)	378,092

(1)	Common stock outstanding consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended June 30, 2013, the weighted-average share count of Class A shares was 136.7 million and Class B shares was 34.8 million.
(2)	For the quarter ended June 30, 2013, approximately 6.6 million, potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Also, as of June 30, 2013, approximately 5.9 million shares of contingent Class A common stock were excluded because the conditions for issuance had not been met by the end of the period.

We intend to reexamine our partnership enhancement program and to take other steps with the objective of reducing our overall rate of share count growth.

Stock Option Exercises

We did not issue any shares of our Class A common stock related to the exercise of stock options during the three and six months ended June 30, 2013 or 2012.

UNIT REDEMPTIONS FROM EXECUTIVE OFFICERS

The Company’s named executive officers are participating in the global partnership redemption program as follows (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein): Howard W. Lutnick, the Company’s Chief Executive Officer, redemption/exchange of 5,930,035 previously issued limited partnership units, with 2,889,279 shares of Class A common stock and 1,016,375 shares of restricted stock (Mr. Lutnick does not currently intend to sell any of these shares of Class A common stock); Shaun D. Lynn, the Company’s President, redemption/exchange of 3,017,721 previously issued limited partnership units, with 664,066 shares of Class A common stock and 1,815,711 shares of restricted stock; Stephen M. Merkel, the Company’s Executive Vice President, General Counsel and Secretary, redemption of 355,131 previously issued limited partnership units, with 228,674 shares of restricted stock; Sean A. Windeatt, the Chief Operating Officer of the Company, redemption of 437,813 previously issued limited partnership units, with 349,136 shares of restricted stock; and A. Graham Sadler, the Company’s Chief Financial Officer, redemption of 189,975 previously issued limited partnership units, with 151,496 shares of restricted stock. The number of shares actually delivered to the named executive officers will be net of shares withheld to pay withholding taxes. These shares were awarded to the named executive officers on July 30, 2013.

In addition, in connection with the foregoing, Messrs. Lynn, Windeatt and Sadler will receive newly-issued BGC Holdings limited partnership units that are equivalent to 9.75% of their non-exchangeable units that were redeemed in the above transactions. Upon any sale or other transfer by such executive officers of shares of restricted stock, a proportional number of these newly-issued units will be redeemed for zero by BGC Holdings. The newly-issued units are not expected to be made exchangeable into shares of Class A common stock.

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

As of June 30, 2013, there were 1,293,751 non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

AQUA SECURITIES L.P.

We are authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets, of up to $10.0 million in the aggregate; such arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor. A $1.6 million increase in this amount was authorized on August 5, 2013. Aqua is 51% owned by Cantor and 49% owned by us. Aqua is accounted for under the equity method of accounting. During the six months ended June 30, 2013, we made $0.8 million in cash contributions to Aqua. These contributions are recorded as part of “Investments” in our unaudited condensed consolidated statements of financial condition.

GUARANTEE AGREEMENT FROM CF&Co

Under rules adopted by the Commodity Futures Trading Commission (“CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association (“NFA”) and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant (“FCM”). Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf, and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement.

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

MARKET SUMMARY

The following table provides certain volume and transaction count information on the eSpeed system for the quarterly periods indicated:

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Notional Volume (in billions)
U.S Treasuries (“UST”)	$12,001	$10,582	$8,010	$9,589	$11,148
Fully electronic volume excluding UST	2,416	2,622	1,701	1,988	2,243

Total fully electronic volume	14,417	13,204	9,711	11,577	13,391

Total hybrid volume—(1)	36,464	38,545	34,714	37,939	34,719

Total fully electronic and hybrid volume excluding UST	38,880	41,167	36,415	39,927	36,962

Total fully electronic and hybrid volume	$50,881	$51,749	$44,425	$49,516	$48,110

Transaction Count (in thousands, except for days)
U.S. Treasuries	5,095	4,104	3,180	3,702	4,494
Fully electronic volume excluding UST	1,406	1,380	715	758	940

Total fully electronic transactions	6,501	5,484	3,895	4,460	5,434

Total hybrid transactions	717	702	619	678	707

Total transactions excluding UST	2,123	2,082	1,334	1,436	1,648

Total transactions	7,218	6,186	4,514	5,138	6,141

Trading Days	64	60	64	63	63

(1)	Defined as volume from hybrid transactions conducted by BGC Brokers using the eSpeed system, exclusive of voice-only transactions.

Notes:	The NASDAQ OMX Transaction is expected to lower the above volume figures for fully electronic Rates in periods following the close of the NASDAQ OMX Transaction. To provide a more meaningful comparison, the figures above are shown with and without fully electronic UST volumes. The above historical volume figures have been adjusted to reflect the reclassification of certain brokerage desks. These reclassifications had no impact on our total fully electronic or hybrid volumes or on our revenues related to fully electronic trading, overall revenues or earnings.

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

QUARTERLY MARKET ACTIVITY

Fully electronic volume on the eSpeed and BGC Trader system, including new products, was $14.4 trillion for the three months ended June 30, 2013, up 7.7% from $13.4 trillion for the three months ended June 30, 2012. Our combined voice-assisted and screen-assisted volume for the three months ended June 30, 2013 was $50.9 trillion, up 5.8% from $48.1 trillion for the three months ended June 30, 2012. Excluding UST, fully electronic volume on the eSpeed and BGC Trader system, including new products, was $2.4 trillion for the three months ended June 30, 2013, up 7.8% from $2.2 trillion for the three months ended June 30, 2012. Our combined voice-assisted and screen-assisted volume, excluding UST, for the three months ended June 30, 2013 was $39.0 trillion, up 5.2% from $37.0 trillion for the three months ended June 30, 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at June 30, 2013 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases(1)	$257,885	$52,907	$88,055	$53,080	$63,843
Notes payable and collateralized obligations(2)	442,140	7,736	161,134	160,770	112,500
Interest on notes payable(3)	311,056	30,057	43,443	18,587	218,969

Total contractual obligations	$1,011,081	$90,700	$292,632	$232,437	$395,312

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $14.2 million over the life of the agreement. These sub-lease payments are included in the table above.
(2)	Notes payable and collateralized obligations reflects the issuance of $150.0 million of the 8.75% Convertible Notes with a contractual maturity date in 2015 (unless earlier repurchased, exchanged or converted), $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of June 30, 2013 was approximately $145.6 million) with a contractual maturity date in 2016 (unless earlier repurchased, exchanged or converted), $112.5 million of the 8.125% Senior Notes (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of June 30, 2013 was approximately $108.8 million) with a contractual maturity date in 2042 (which may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option) and $19.5 million of secured loan arrangements (the $19.5 million represents the principal amount of the debt; the carrying value of the secured loan arrangements as of June 30, 2013 was approximately $19.4 million) with maturity dates from 2013 to 2016. See Note 15—“Notes Payable, Collateralized and Short-Term Borrowings,” to our unaudited condensed consolidated financial statements for more information regarding these obligations, including timing of payments and compliance with debt covenants.
(3)	The $219.0 million of interest on notes payable that is due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option, which may impact the actual interest paid.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into arrangements with unconsolidated entities, including variable interest entities. See Note 12—“Investments” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our investments in unconsolidated entities.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations. During the three months ended June 30, 2013 and 2012, we incurred compensation expense, before associated income taxes, of $12.9 million and $38.1 million, respectively, related to the grant of exchangeability on partnership units. During the six months ended June 30, 2013 and 2012, we incurred compensation expense, before associated income taxes, of $23.5 million and $64.1 million, respectively, related to the grant of exchangeability on partnership units.

At the end of the second quarter of 2013, the Company commenced a global partnership restructuring program to provide retention incentives and allow us to take advantage of certain tax efficiencies (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein). As a result of the program, we reduced the number of BGC Holdings limited partnership units outstanding by approximately 77.4 million units and granted and expect to issue 45.2 million shares of our Class A common stock, of which approximately 39.1 million will be restricted shares. Taken together, these actions reduced our fully diluted share count by 32.2 million shares.

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

At the end of the second quarter of 2013, the Company commenced a global partnership restructuring program to provide retention incentives and to allow us to take advantage of certain tax efficiencies. Under the program, certain BGC Holdings, L.P. (“BGC Holdings”) limited partnership units were redeemed or exchanged for shares of our Class A common stock, of which approximately 39.1 million will be restricted shares (the “Restricted Stock”), which we expect to issue pursuant to the BGC Partners, Inc. Fourth Amended and Restated Long Term Incentive Plan (the “LTIP”) and the Company’s registration statement on Form S-8 for the LTIP. The number of shares of Restricted Stock delivered will be net of certain adjustments.

As of June 30, 2013 and December 31, 2012, the aggregate balance of employee loans was $124.8 million and $220.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2013 and 2012 was $170.7 million and $7.4 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2013 and 2012 was $180.2 million and $14.4 million, respectively. Due to the redemption/exchange of the limited partnership units in the program described above (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein), we determined that the collectability of a portion of the employee loan balances is not expected and, therefore, we recognized a reserve for the three months ended June 30, 2013 in the amount of approximately $160.5 million. The compensation expense related to these loans included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

For purposes of representing Class A common stock ownership within our organizational structure diagram, we are including the shares granted and expected to be delivered through the Global Partnership Restructuring Program. At the end of the second quarter of 2013, the Company redeemed or exchanged 77,412,256 units from the partners of BGC and the Company granted, and expects to issue, 45,206,934 shares of the Company’s Class A common stock (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein). As of July 31, 2013, there were approximately 137,023,123 shares of our Class A common stock outstanding, of which 4,334,576 shares were held by Cantor and CF Group Management, Inc. (“CFGM”), Cantor’s managing general partner. Therefore, taken together, the organizational diagram reflects an aggregate of 182,230,057 shares of Class A common stock as of July 31, 2013. Each share of Class A common stock, including any restricted shares, is generally entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of July 31, 2013, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 66.5% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

        Through July 31, 2013, Cantor has distributed to its current and former partners an aggregate of 19,557,642 shares of Class A common stock, consisting of (i) 18,197,176 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,360,466 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 (the “February 2012 distribution rights shares”) in connection with Cantor’s payment of previous quarterly partnership distributions. As of July 31, 2013, Cantor is still obligated to distribute to partners an aggregate of 17,042,387 shares of Class A common stock, consisting of 15,174,568 April 2008 distribution rights shares and 1,867,819 February 2012 distribution rights shares.

From time to time, we may actively continue to repurchase shares.

Partnership Structure

We are a holding company, and our business is operated through two operating partnerships, BGC U.S., which holds our U.S. businesses, and BGC Global, which holds our non-U.S. businesses. The limited partnership interests of the two operating partnerships are held by us and BGC Holdings, and the limited partnership interests of BGC Holdings are currently held by limited partnership unit holders, founding/working partners, and Cantor. We hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of BGC Holdings, and serve as the general partner of BGC Holdings, which entitles us to control BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. general partnership interest and the BGC U.S. special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC U.S., and the BGC Global general partnership interest and the BGC Global special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC Global, and serves as the general partner of BGC U.S. and BGC Global, all of which entitle BGC Holdings (and thereby us) to control each of BGC U.S. and BGC Global. BGC Holdings holds its BGC Global general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited.

As a result of the Global Partnership Restructuring Program described above, as of July 31, 2013, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 217,078,164 units and 217,078,164 units, representing approximately 68.8% and 68.8% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 98,286,284 units and 98,286,284 units, representing approximately 31.2% and 31.2% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

Limited partnership unit holders, founding/working partners, and Cantor directly hold BGC Holdings limited partnership interests. Since BGC Holdings in turn holds BGC U.S. limited partnership interests and BGC Global limited partnership interests, limited partnership unit holders, founding/working partners, and Cantor indirectly have interests in BGC U.S. limited partnership interests and BGC Global limited partnership interests.

Under the Global Partnership Restructuring Program, at the end of the second quarter of 2013, an aggregate of 77,412,256 BGC Holdings limited partnership units were redeemed or exchanged from the partners of BGC Holdings. The Company granted and expects to issue 45,206,934 shares of the Company’s Class A common stock. The Company also expects to pay the anticipated withholding taxes owed on behalf of these partners related to this redemption/exchange and issuance.

As a result of the foregoing, as of July 31, 2013, outstanding BGC Holdings partnership interests included 27,488,932 limited partnership units, 22,014,419 founding/working partner units and 48,782,933 Cantor units. We may in the future effect additional redemptions of certain existing BGC Holdings limited partnership units and founding/working partner units for restricted shares of Class A common stock. We may also continue our earlier global program, whereby BGC Holdings partners redeem certain of their existing limited partnership units and founding/working partner units in exchange for new units and receive exchangeability or cash for certain of their existing units and, in many cases, a modification or extension of their employment arrangements. We also expect to continue to grant exchange rights with respect to outstanding non-exchangeable issued limited partnership units and founding/working partner units.

The BGC Holdings limited partnership interests held by Cantor are generally exchangeable with us for our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable founding/working partner units, none of which was redeemed/exchanged in the Global Partnership Restructuring Program.

In December 2012, the BGC Holdings limited partnership agreement was amended to create a new class of U.K. partnership unit, the LPU. LPUs are working partner units, are granted only to members of a U.K. limited liability partnership, BGC Services (Holdings) LLP, and are otherwise identical to existing PSUs.

The following diagram illustrates our ownership structure as of July 31, 2013. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in the Company’s consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Interests (49.6% of economics of BGC Holdings)
• 15.5% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (2.0% of economics and 0.8% of voting power of BGC Partners, Inc.) and Class B common stock (16.1% of economics and 65.7% of voting power of BGC Partners, Inc.)
• 12.4% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (81.9% of economics and 33.5% of voting power of BGC Partners, Inc.)
• 56.4% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (68.8% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (68.8% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (50.4% of economics of BGC Holdings)
• 15.7% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (31.2% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (31.2% of economics of BGC Global)
BGC U.S.
BGC Global

*	Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 18.1% of the voting power, and the public stockholders would hold 81.9% of the voting power (and its indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect Cantor’s economic interest in the 8.75% convertible notes or the 23,573,484 shares of Class A common stock acquirable by Cantor upon conversion thereof. If Cantor converted all of the 8.75% convertible notes into shares of Class A common stock, Cantor would hold 67.9% of the voting power, and the public stockholders would hold 32.1% of the voting power (and Cantor’s indirect economic interests in each of BGC U.S. and BGC Global would be 32.9%). The diagram also does not reflect the 16,260,160 shares of Class A common stock issuable upon conversion of the 4.50% convertibles notes. Further, the diagram does not reflect any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. In addition, the diagram above reflects share and unit activity from January 1, 2013 through July 31, 2013 as follows: (a) 45,206,934 Global Partnership Restructuring Program restricted shares of Class A common stock granted and expected to be delivered by us; (b) 81,893 April 2008 distribution rights shares distributed, but not the 15,174,568 shares remaining to be distributed by Cantor; (c) 14,796 February 2012 distribution rights shares distributed, but not the 1,867,819 shares remaining to be distributed by Cantor; (d) 1,000,000 shares of Class A common stock donated by us to the Relief Fund; (f) 33,478 shares of Class A common stock repurchased by us; (g) 7,757,600 shares of Class A common stock sold by us under the December 2012 sales agreement pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-185110), but not the 11,307,490 shares remaining for sale under such sales agreement; (h) 1,086,975 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 16,210,217 shares remaining available for issuance under such Registration Statement; (i) 29,014 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,885,157 shares remaining available for issuance under such Registration Statement; (j) 3,105,391 shares sold under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 394,609 shares remaining available for sale under such Registration Statement; (k) 7,481,080 shares sold under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,959,237 shares remaining available for sale under such Registration Statement; (l) 2,782,644 shares sold under our resale shelf Registration Statement on Form S-3 (Registration No. 333-187875), but not the 27,356 shares remaining available for sale under such Registration Statement; (m) 7,851,997 limited partnership and founding/working partner units redeemed by us for cash; and (n) 77,412,256 Global Partnership Restructuring Program limited partnership units redeemed or exchanged by us at the end of the second quarter of 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Credit approval is granted subject to certain trading limits and may be subject to additional conditions, such as the receipt of collateral or other credit support. Ongoing credit monitoring procedures include reviewing periodic financial statements and publicly available information on the client and collecting data from credit rating agencies, where available, to assess the ongoing financial condition of the client. For U.S. Treasury transactions conducted through the eSpeed electronic trading platform, BGC Partners has developed and utilizes an electronic credit monitoring system which measures and controls credit usage, which may include the ability to prohibit execution of trades that would exceed risk limits and permit only risk reducing trades. As discussed in Note 1— “Organization and Basis of Presentation” to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, on June 28, 2013 we sold our on-the-run, electronic benchmark U.S. Treasury platform (the “Purchased Assets”) to the NASDAQ OMX Group, Inc. (“NASDAQ OMX”). The purchased Assets were part of a larger cash flow generating product group that includes other fully electronic trading market data and software businesses including electronic brokerage of off-the-run U.S. Treasures as well as Treasury Swaps, Treasure Repos, Treasury Spreads and Treasury Rolls. The monitoring system described above is compliant with SEC Rule 15c3-5, which became effective November 30, 2011. The Rule relates to systems such as eSpeed that provide direct market access to an exchange or Alternative Trading System. The Rule requires firms to set and monitor pre-trade limits for all activities subject to the Rule.

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

Interest Rate Risk

BGC Partners had $423.8 million in fixed-rate debt outstanding as of June 30, 2013. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

During the three months ending June 30, 2013, BGC Partners continued the process of integrating policies, processes, people, technology and operations related to the Newmark Grubb Knight Frank acquisitions. The integration may result in future changes to our internal control over financial reporting. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities. There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the description of legal proceedings in Note 17—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those described in Part I, Item 1A of our Form 10-K for the year ended December 31, 2012, and in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2013. See “Risk Factors” in Part I, Item IA of our 2012 Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this Item is set forth in Note 5—“Stock Transactions and Unit Redemptions” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I) and is incorporated by reference herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P.*

10.1	Fourth Amended and Restated BGC Partners, Inc. Long Term Incentive Plan dated June 4, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2013)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will supplementally furnish a copy of them to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2013 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and
Chief Executive Officer

/S/ ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: August 7, 2013

[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2013 dated August 7, 2013.]

Exhibit Index

Exhibit No.	Description

2.1	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P.*

10.1	Fourth Amended and Restated BGC Partners, Inc. Long Term Incentive Plan dated June 4, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2013)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will supplementally furnish a copy of them to the SEC upon request.