Form 10-Q
period 2013-09-30
BGC Partners, Inc.
filed 2013-11-07
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

On October 31, 2013, the registrant had 179,452,142 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

•	pricing and commissions and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers and consolidation;

•	liquidity, regulatory and clearing capital requirements and the impact of credit market events;

•

our relationships with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, including Cantor Fitzgerald & Co. (“CF&Co”), any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, CF&Co’s acting as our sales agent under our controlled equity or other offerings, CF&Co’s acting as our financial advisor in connection with potential business combinations or other transactions, and our participation in various investments or cash management vehicles placed by or recommended by CF&Co.

•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks or the impact of natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•

the effect on our business, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential future political or regulatory impasses;

•

the effect on our business of reductions in overall industry volumes in certain of the products that we trade as a result of the Federal Reserve Board quantitative easing, the tapering of quantitative easing and other factors;

•	the effect on our businesses of worldwide governmental deficits, austerity programs, increases or decreases in deficits, and potential political or regulatory impasses;

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

•

factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk, trade failures, counterparty failure, and the impact of fraud and unauthorized trading;

•

costs and expenses of developing, maintaining and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received;

•

certain financial risks, including the possibility of future losses and negative cash flows from operations, a possible need for long-term borrowings or other sources of cash, related to acquisitions or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks, impairments of any loan balances and increased borrowing costs, as well as interest and currency rate fluctuations;

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

•

the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events; IT implementation issues, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact;

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$757,949	$388,409
Cash segregated under regulatory requirements	8,562	3,392
Securities owned	32,153	32,003
Securities borrowed	70,440	—
Marketable securities	36,935	—
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,192,754	297,688
Accrued commissions receivable, net	268,634	222,299
Loans, forgivable loans and other receivables from employees and partners, net	127,390	220,098
Fixed assets, net	131,263	141,109
Investments	19,436	25,556
Goodwill	163,702	164,874
Other intangible assets, net	19,379	20,320
Receivables from related parties	1,255	21,655
Other assets	118,195	101,536

Total assets	$2,948,047	$1,638,939

Liabilities, Redeemable Partnership Interest, and Equity
Accrued compensation	$182,546	$125,793
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,189,500	254,289
Payables to related parties	31,958	40,700
Accounts payable, accrued and other liabilities	312,557	260,462
Notes payable and collateralized borrowings	272,990	301,444
Notes payable to related parties	150,000	150,000

Total liabilities	2,139,551	1,132,688
Commitments and contingencies (Note 18)
Redeemable partnership interest	77,835	78,839
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 197,924 and 141,955 shares issued at September 30, 2013 and December 31, 2012, respectively; and 178,883 and 123,914 shares outstanding at September 30, 2013 and December 31, 2012, respectively	1,980	1,419
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 shares issued and outstanding at September 30, 2013 and December 31, 2012, convertible into Class A common stock	348	348
Additional paid-in capital	729,184	575,381
Contingent Class A common stock	15,791	18,868
Treasury stock, at cost: 19,041 and 18,041 shares of Class A common stock at September 30, 2013 and December 31, 2012, respectively	(114,397)	(110,090)
Retained deficit	(146,218)	(147,452)
Accumulated other comprehensive loss	(5,462)	(4,182)

Total stockholders’ equity	481,226	334,292

Noncontrolling interest in subsidiaries	249,435	93,120

Total equity	730,661	427,412

Total liabilities, redeemable partnership interest, and equity	$2,948,047	$1,638,939

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Commissions	$283,293	$302,874	$906,829	$882,659
Principal transactions	67,785	76,417	241,131	259,848
Real estate management services	40,447	39,672	119,608	81,563
Fees from related parties	8,071	13,102	33,461	39,143
Market data	1,178	4,166	8,946	13,120
Software solutions	444	2,485	5,540	7,421
Interest income	1,563	1,397	4,762	5,135
Other revenues	33,269	3,199	35,274	4,030
Gain on divestiture	—	—	723,147	—
Losses on equity investments	(2,705)	(2,995)	(7,217)	(8,103)

Total revenues	433,345	440,317	2,071,481	1,284,816
Expenses:
Compensation and employee benefits	264,018	288,669	1,319,089	843,567
Allocations of net income to limited partnership units and founding/working partner units	4,989	56	58,511	7,945

Total compensation and employee benefits	269,007	288,725	1,377,600	851,512
Occupancy and equipment	37,908	40,010	114,475	115,331
Fees to related parties	2,022	2,837	7,151	9,525
Professional and consulting fees	11,772	18,062	38,080	56,896
Communications	22,451	22,863	69,547	66,223
Selling and promotion	19,839	22,153	63,393	65,112
Commissions and floor brokerage	5,075	5,675	17,243	17,188
Interest expense	9,164	9,758	28,853	24,894
Other expenses	13,444	26,622	90,528	51,161

Total expenses	390,682	436,705	1,806,870	1,257,842
Income from operations before income taxes	42,663	3,612	264,611	26,974
Provision for income taxes	10,675	2,623	92,481	9,895

Consolidated net income	$31,988	$989	$172,130	$17,079

Less: Net income attributable to noncontrolling interest in subsidiaries	6,662	1,440	105,340	7,383

Net income (loss) available to common stockholders	$25,326	$(451)	$66,790	$9,696

Per share data:
Basic earnings per share
Net income (loss) available to common stockholders	$25,326	$(451)	$66,790	$9,696

Basic earnings per share	$0.12	$0.00	$0.36	$0.07

Basic weighted-average shares of common stock outstanding	219,174	146,703	184,924	141,104

Fully diluted earnings per share
Net income (loss) for fully diluted shares	$40,600	$(451)	$128,916	$18,844

Fully diluted earnings per share	$0.11	$0.00	$0.35	$0.07

Fully diluted weighted-average shares of common stock outstanding	355,167	146,703	363,148	275,159

Dividends declared per share of common stock	$0.12	$0.17	$0.36	$0.51

Dividends declared and paid per share of common stock	$0.12	$0.17	$0.36	$0.51

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated net income	$31,988	$989	$172,130	$17,079
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,569	635	(1,554)	(1,275)
Unrealized gain on securities available-for-sale	60	—	60	—

Total other comprehensive income (loss), net of tax	1,629	635	(1,494)	(1,275)

Comprehensive income	33,617	1,624	170,636	15,804
Less: Comprehensive income attributable to noncontrolling interest in subsidiaries, net of tax	6,908	1,551	105,126	7,165

Comprehensive income attributable to common stockholders	$26,709	$73	$65,510	$8,639

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$172,130	$17,079
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on divestiture, net	(550,759)	—
Fixed asset depreciation and intangible asset amortization	35,519	38,254
Employee loan amortization and reserve on employee loans	187,927	24,087
Equity-based compensation	341,897	89,427
Allocations of net income to limited partnership units and founding/working partner units	58,511	7,945
Losses on equity investments	7,217	8,103
Accretion of discount on convertible notes	3,892	3,271
Recognition of earn-out	(31,861)	—
Impairment of fixed assets	1,174	1,084
Impairment of marketable securities	—	291
Deferred tax benefit	(71,466)	(5,139)
Sublease provision adjustment	—	(2,438)
Other	(316)	103

Consolidated net income, adjusted for non-cash and non-operating items	153,865	182,067
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(893,898)	(569,979)
Loans, forgivable loans and other receivables from employees and partners, net	(32,950)	(52,090)
Accrued commissions receivable, net	(51,874)	13,791
Securities owned	(246)	(16,485)
Securities borrowed	(70,440)	—
Receivables from related parties	7,997	99
Cash segregated under regulatory requirements	(5,170)	(3,318)
Other assets	(17,573)	(8,587)
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	934,917	541,429
Payables to related parties	(8,513)	24,145
Accounts payable, accrued and other liabilities	64,795	(2,121)
Accrued compensation	21,649	(13,296)

Net cash provided by operating activities	$102,559	$95,655
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(13,464)	$(29,417)
Capitalization of software development costs	(11,533)	(8,886)
Investment in equity method investments	(1,171)	(17,205)
Payments for acquisitions, net of cash acquired	(322)	(25,679)
Proceeds from divestiture, net	575,287	—
Purchase of marketable securities	(4,867)	—
Sale of marketable securities	—	906
Purchase of notes receivable	—	(22,000)
Capitalization of trademarks, patent defense and registration costs	(801)	(1,180)

Net cash provided by (used in) investing activities	$543,129	$(103,461)

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from collateralized borrowings	$—	$21,945
Repayments of collateral borrowings	(32,347)	(19,316)
Issuance of senior notes, net of deferred issuance costs	—	108,716
Earnings distributions to noncontrolling interests	(80,505)	(68,002)
Redemption of limited partnership interests	(95,905)	(14,074)
Dividends to stockholders	(65,556)	(72,284)
Proceeds from offering of Class A common stock, net	1,340	10,869
Repurchase of Class A common stock	(5,766)	(337)
Proceeds from short-term borrowings	—	90,000
Repayments of short-term borrowings	—	(103,600)
Tax impact on delivery of equity awards	4,700	—
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(940)	(2,251)
Other	32	—

Net cash used in financing activities	(274,947)	(48,334)
Effect of exchange rate changes on cash and cash equivalents	(1,201)	(266)
Net increase (decrease) in cash and cash equivalents	369,540	(56,406)
Cash and cash equivalents at beginning of period	388,409	369,713

Cash and cash equivalents at end of period	$757,949	$313,307

Supplemental cash information:
Cash paid during the period for taxes	$147,552	$10,086

Cash paid during the period for interest	$23,480	$19,186

Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$46,079	$69,451
Donations with respect to Charity Day	5,720	7,446
Issuance of Class A common stock upon purchase of notes receivable	—	3,055
Use of notes receivable in business acquisition	—	25,492
Issuance of Class A and contingent Class A common stock for acquisitions	1,042	725

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

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Nine Months Ended September 30, 2013

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2013	$1,419	$348	$575,381	$18,868	$(110,090)	$(147,452)	$(4,182)	$93,120	$427,412
Comprehensive income:
Consolidated net income	—	—	—	—	—	66,790	—	105,340	172,130
Other comprehensive loss, net of tax
Change in cumulative translation adjustment	—	—	—	—	—	—	(1,340)	(214)	(1,554)
Unrealized gain on securities available-for-sale	—	—	—	—	—	—	60	—	60

Comprehensive income	—	—	—	—	—	66,790	(1,280)	105,126	170,636
Equity-based compensation, 745,188 shares	7	—	2,036	—	—	—	—	1,468	3,511
Dividends to common stockholders	—	—	—	—	—	(65,556)	—	—	(65,556)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(76,350)	(76,350)
Grant of exchangeability and redemption of limited partnership interests, issuance of 51,683,294 shares	517	—	137,586	—	—	—	—	130,846	268,949
Issuance of Class A common stock (net of costs), 2,453,473 shares	25	—	8,063	—	—	—	—	3,353	11,441
Redemption of founding/working partner units, 929,053 units	—	—	—	—	—	—	—	(996)	(996)
Repurchase of Class A common stock, 999,722 shares	—	—	—	—	(4,307)	—	—	(1,459)	(5,766)
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(938)	(938)
Issuance of contingent and Class A common stock for acquisitions, 1,086,975 shares	11	—	3,783	(3,077)	—	—	—	325	1,042
Newmark noncontrolling interest	—	—	(2,570)	—	—	—	—	(6,393)	(8,963)
Other	1	—	4,905	—	—	—	—	1,333	6,239

Balance, September 30, 2013	$1,980	$348	$729,184	$15,791	$(114,397)	$(146,218)	$(5,462)	$249,435	$730,661

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

The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. BGC Partners has offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Chicago, Copenhagen, Dallas, Denver, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

NASDAQ OMX Transaction

On June 28, 2013, the Company sold (the “NASDAQ OMX Transaction”) its on-the-run, electronic benchmark U.S. Treasury platform (the “Purchased Assets”) to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). The total consideration consisted of $750 million in cash, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably over 15 years, provided that NASDAQ OMX, as a whole, produces at least $25 million in gross revenues each year. The Purchased Assets were part of a larger cash flow-generating product group that includes other fully electronic trading, market data, and software businesses, including electronic brokerage of off-the-run U.S. Treasuries, as well as Treasury Bills, Treasury Swaps, Treasury Repos, Treasury Spreads, and Treasury Rolls. The gain is included in “Gain on divestiture” in the Company’s unaudited condensed consolidated statements of operations. The earn-out was excluded from the gain on the divestiture and will be recognized in income as and when it is realized and earned, consistent with the accounting guidance for gain contingencies. During the three months ended September 30, 2013, the Company recognized revenues of $31.9 million related to this earn-out, which is included in “Other Revenues” in the Company’s unaudited condensed consolidated statements of operations. The $31.9 million in NASDAQ OMX shares related to this earn-out is included in “Marketable Securities” in the Company’s unaudited condensed consolidated statements of financial condition.

Share Count Reduction and Modifications/Extensions of Employment Agreements

At the end of the second quarter of 2013, the Company redeemed or exchanged approximately 77 million units from the partners of BGC (the “Global Partnership Restructuring Program”). The Company granted approximately 45 million shares of the Company’s Class A common stock, of which approximately 39 million were restricted shares. During the three months ended September 30, 2013, the Company released the restrictions with respect to 0.4 million of such shares. The Company also paid the withholding taxes owed on behalf of these partners related to this redemption/exchange and issuance. The restricted shares are generally saleable by partners in good standing after five to ten years. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. Partners who agree to extend the lengths of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Taken together, these actions resulted in the Company reducing its fully diluted share count by approximately 32 million shares.

As a result of the above transactions, the Company incurred non-cash, non-dilutive compensation charges of approximately $465 million related to the redemption/exchange of partnership units, issuance of restricted shares, and the reduction of compensation-related partnership loans. These charges, along with the $723.1 million gain related to the NASDAQ OMX Transaction, were recognized in the Company’s unaudited condensed consolidated statements of operations for the three months ended June 30, 2013.

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

Recently Adopted Accounting Pronouncements

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

2.	Limited Partnership Interests in BGC Holdings

BGC Holdings, L.P. (“BGC Holdings”) is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC Partners, L.P. (“BGC US”) and BGC Global Holdings L.P. (“BGC Global”), the two operating partnerships. Listed below are the limited partnership interests in BGC Holdings. The founding/working partner units, limited partnership units and limited partnership interests held by Cantor Fitzgerald, L.P. (“Cantor”) (“Cantor units”), each as described below, collectively represent all of the “limited partnership interests” in BGC Holdings.

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

Founding/working partner units are held by limited partners who are employees and generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a separate component of compensation expense under “Allocations of net income to limited partnership units and founding/working partner units” in the Company’s unaudited condensed consolidated statements of operations.

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

Cantor Units

Cantor units are reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition. Cantor receives allocations of net income based on its weighted-average pro rata share of economic ownership of the operating subsidiaries for each quarterly period. These allocations are cash distributed on a quarterly basis and are reflected as a component of “Net income attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations.

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

Newmark Noncontrolling Interests

During the year ended December 31, 2012, the Company purchased a majority interest in an affiliated company of Newmark for total consideration transferred of approximately $2.1 million. As a result of such transaction, the Company recognized goodwill of approximately $1.5 million, which was allocated to the Company’s Real Estate Services segment. During the year ended December 31, 2012, the Company purchased additional noncontrolling interests related to Newmark for approximately $8.3 million. During the nine months ended September 30, 2013, the Company purchased additional noncontrolling interests related to Newmark for approximately $9.6 million.

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

In millions	Nine Months Ended September 30, 2012
Pro forma revenues	$1,367.7
Pro forma consolidated net income	$10.0

Other Acquisitions

During the year ended December 31, 2012, the Company completed other acquisitions for a total consideration of $24.5 million, of which $20.0 million was attributed to goodwill. Of the $20.0 million attributed to goodwill, approximately $15.7 million was allocated to the Company’s Real Estate Services segment and approximately $4.3 million was allocated to the Company’s Financial Services segment. See Note 15— “Goodwill and Other Intangible Assets, Net” for further information with regard to the Company’s goodwill by reportable segment. The Company’s allocation of the consideration transferred to the assets acquired and liabilities assumed is preliminary. The Company expects to finalize its analysis within the first year after the acquisitions, and therefore adjustments to the preliminary allocation may occur.

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

The Company’s earnings for the three and nine months ended September 30, 2013 and 2012 were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) available to common stockholders	$25,326	$(451)	$66,790	$9,696
Allocation of income to limited partnership interests in BGC Holdings	$10,686	$85	$161,712	$13,556

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic earnings per share:
Net income (loss) available to common stockholders	$25,326	$(451)	$66,790	$9,696

Basic weighted-average shares of common stock outstanding	219,174	146,703	184,924	141,104

Basic earnings per share	$0.12	$0.00	$0.36	$0.07

Fully diluted EPS is calculated utilizing net income available for common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on the Convertible Notes, if applicable (see Note 16—“Notes Payable, Collateralized and Short-Term Borrowings”), and expense related to dividend equivalents for certain RSUs, if applicable, as the numerator. The denominator is comprised of the Company’s weighted-average outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of common stock, including Convertible Notes, stock options, RSUs and warrants. The limited partnership interests are potentially exchangeable into shares of Class A common stock; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fully diluted earnings per share:
Net income (loss) available to common stockholders	$25,326	$(451)	$66,790	$9,696
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	10,601	—	49,962	8,953
Interest expense on convertible notes, net of tax	4,673	—	12,161	—
Dividend equivalent expense on RSUs, net of tax	—	—	3	195

Net income (loss) for fully diluted shares	$40,600	$(451)	$128,916	$18,844

Weighted-average shares:
Common stock outstanding	219,174	146,703	184,924	141,104
Limited partnership interests in BGC Holdings	93,954	—	137,249	132,246
Convertible notes	39,855	—	39,767	—
RSUs (Treasury stock method)	925	—	286	618
Other	1,259	—	922	1,191

Fully diluted weighted-average shares of common stock outstanding	355,167	146,703	363,148	275,159

Fully diluted earnings per share	$0.11	$0.00	$0.35	$0.07

For the three months ended September 30, 2013 and 2012, respectively, approximately 6.4 million and 188.6 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive.

Additionally, as of September 30, 2013 and 2012, respectively, approximately 5.1 million and 3.5 million shares of contingent Class A common stock were excluded from the computation of fully diluted EPS because the conditions for issuance had not been met by the end of the respective periods.

5.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three and nine months ended September 30, 2013 and 2012 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares outstanding at beginning of period	136,328,061	108,381,374	123,913,759	97,220,042
Share issuances:
Redemptions and exchanges of limited partnership interests (1)	42,845,569	6,292,281	51,683,294	12,297,169
Vesting of restricted stock units (RSUs)	121,795	296,257	745,188	1,172,546
Acquisitions (2)	—	5,406	1,086,975	924,241
Purchase of notes receivable in connection with the Company’s acquisition of Grubb & Ellis	—	—	—	453,172
Other issuances of Class A common stock	553,786	17,766	2,453,473	2,969,927
Treasury stock repurchases	(966,244)	—	(999,722)	(44,013)

Shares outstanding at end of period	178,882,967	114,993,084	178,882,967	114,993,084

(1)	The issuances related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
(2)	For the three and nine months ended September 30, 2012, respectively, 5,406 and 77,415 of these shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the three and nine months ended September 30, 2013 and 2012.

Controlled Equity Offering

On December 12, 2012, the Company entered into a controlled equity offering sales agreement (the “December 2012 Sales Agreement”) with Cantor Fitzgerald & Co. (“CF&Co”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its controlled equity offering sales agreements are used primarily for redemptions of limited partnership interests in BGC Holdings. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under the December 2012 Sales Agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of September 30, 2013, the Company has sold 9,050,010 shares of Class A common stock under the December 2012 Sales Agreement.

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. On July 30, 2013, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $250 million.

The table below represents unit redemption and share repurchase activity for the nine months ended September 30, 2013 and excludes activity with respect to the Global Partnership Restructuring Program, including the approximately 77 million units which the Company redeemed or exchanged from partners at the end of the second quarter of 2013 and the grant of approximately 45 million shares of the Company’s Class A common stock, of which approximately 39 million were restricted shares (see Note 1—“Organization and Basis of Presentation”).

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions (1), (2)
January 1, 2013—March 31, 2013	5,193,534	$4.16
April 1, 2013—June 30, 2013	2,658,463	5.49
July 1, 2013—July 31, 2013	—	—
August 1, 2013—August 31, 2013	—	—
September 1, 2013—September 30, 2013	452,115	5.70

Total Redemptions	8,304,112	$4.67
Repurchases (3), (4)
January 1, 2013—March 31, 2013	—	$—
April 1, 2013—June 30, 2013	33,478	5.61
July 1, 2013—July 31, 2013	—	—
August 1, 2013—August 31, 2013	—	—
September 1, 2013—September 30, 2013	966,244	5.77

Total Repurchases	999,722	$5.77

Total Redemptions and Repurchases	9,303,834	$4.79	$241,844,953

(1)	During the three months ended September 30, 2013, the Company redeemed approximately 0.4 million limited partnership units at an average price of $5.70 per unit and approximately 0.1 million founding/working partner units at an average price of $5.73 per unit. During the three months ended September 30, 2012, the Company redeemed approximately 4.7 million limited partnership units at an average price of $5.06 per unit and approximately 0.1 million founding/working partner units at an average price of $5.68 per unit.
(2)	During the nine months ended September 30, 2013, the Company redeemed approximately 7.4 million limited partnership units at an average price of $4.77 per unit and approximately 0.9 million founding/working partner units at an average price of $3.87 per unit. During the nine months ended September 30, 2012, the Company redeemed approximately 10.2 million limited partnership units at an average price of $5.89 per unit and approximately 1.4 million founding/working partner units at an average price of $6.47 per unit.
(3)	During the three months ended September 30, 2013, the Company repurchased 966,244 shares of its Class A common stock at an aggregate purchase price of approximately $5.6 million for an average price of $5.77 per share. The Company did not repurchase any shares of its Class A common stock during the three months ended September 30, 2012.
(4)	During the nine months ended September 30, 2013, the Company repurchased 999,722 shares of its Class A common stock at an aggregate purchase price of approximately $5.8 million for an average price of $5.77 per share. During the nine months ended September 30, 2012, the Company repurchased 44,013 shares of its Class A common stock at an aggregate purchase price of approximately $337 thousand for an average price of $7.66 per share.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$78,839	$86,269
Consolidated net income allocated to founding/working partner units	7,839	2,381
Earnings distributions	(4,155)	(1,834)
Re-allocation of equity due to additional investment by founding/working partners	938	144
Founding/working partner units exchanged	(2,187)	(4,035)
Founding/working partner units redeemed	(2,741)	(3,228)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units	—	(2,732)
Other	(698)	(3)

Balance at end of period	$77,835	$76,962

6.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $32.2 million and $32.0 million as of September 30, 2013 and December 31, 2012, respectively.

Securities owned consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Government debt	$32,029	$32,003
Equities	124	—

Total	$32,153	$32,003

As of September 30, 2013, the Company had not pledged any of the securities owned to satisfy deposit requirements at exchanges or clearing organizations.

7.	Collateralized Transactions

Securities Borrowed

Securities borrowed transactions are recorded at the contractual amount for which the securities will be returned plus accrued interest. As of September 30, 2013, the Company entered into securities borrowed transactions of $70.4 million to cover failed trades. All securities borrowed transactions as of September 30, 2013 have subsequently settled at the contracted amounts. As of December 31, 2012, the Company had not entered into any securities borrowed transactions.

8.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $36.9 million as of September 30, 2013, of which $5.0 million relates to securities classified as available-for-sale and accordingly recorded at fair value. Unrealized gains or losses on marketable securities classified as available-for-sale are included as part of “Accumulated other comprehensive loss” in the Company’s unaudited condensed consolidated statements of financial condition.

Marketable securities also includes $31.9 million of NASDAQ OMX common stock to be received in connection with the earn-out portion of the NASDAQ OMX Transaction consideration (see Note 1—“Organization and Basis of Presentation”). These shares of NASDAQ OMX common stock are classified as trading securities and accordingly measured at fair value, with any changes in fair value recognized currently in earnings.

The Company had no marketable securities as of December 31, 2012.

9.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

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

	September 30, 2013	December 31, 2012
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$964,608	$186,799
Customer receivables	149,418	51,991
Cash and cash equivalents held at clearing organizations	55,813	45,563
Other receivables from broker-dealers and customers	16,762	11,587
Net pending trades	5,552	966
Open derivative contracts	601	782

Total	$1,192,754	$297,688

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$1,023,305	$209,321
Customer payables	123,311	19,716
Payables to clearing organizations	6,324	1,632
Other payables to broker-dealers and customers	35,088	23,282
Open derivative contracts	1,472	338

Total	$1,189,500	$254,289

A portion of these receivables and payables are with Cantor. See Note 12—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of September 30, 2013 have subsequently settled at the contracted amounts.

10.	Derivatives

In the normal course of operations, the Company enters into derivative contracts. These derivative contracts primarily consist of interest rate and foreign exchange swaps. The Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies.

Derivative contracts can be exchange-traded or OTC. Exchange-traded derivatives typically fall within Level 1 or Level 2 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. The Company generally values exchange-traded derivatives using their closing prices. OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$467	$—	$782	$—
Foreign exchange swaps	134	1,472	—	338

Total	$601	$1,472	$782	$338

The notional amounts of the interest rate swap transactions at September 30, 2013 and December 31, 2012 were $92.3 million and $361.8 million, respectively. These represent matched customer transactions settled through and guaranteed by a central clearing organization.

All of the Company’s foreign exchange swaps are with Cantor. The notional amounts of the foreign exchange swap transactions at September 30, 2013 and December 31, 2012 were $181.3 million and $233.5 million, respectively.

The replacement cost of contracts in a gain position at September 30, 2013 was $601 thousand.

The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative contract	2013	2012	2013	2012
Interest rate swaps	$9	$15	$22	$107
Foreign exchange swaps	(61)	(31)	(60)	94

Gain (loss)	$(52)	$(16)	$(38)	$201

As described in Note 16—“Notes Payable, Collateralized and Short-Term Borrowings,” on July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”) containing an embedded conversion feature. The conversion feature meets the requirements to be accounted for as an equity instrument, and the Company classifies the conversion feature within “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of financial condition. At the issuance of the 4.50% Convertible Notes, the embedded conversion feature was measured at approximately $19.0 million on a pre-tax basis ($16.1 million net of taxes and issuance costs) as the difference between the proceeds received and the fair value of a similar liability without the conversion feature and is not subsequently remeasured.

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

11.	Fair Value of Financial Assets and Liabilities

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at September 30, 2013 and December 31, 2012 (in thousands). As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets at Fair Value at September 30, 2013
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,029	$—	$—	$—	$32,029
Marketable securities	36,935	—	—	—	36,935
Interest rate swaps	—	467	—	—	467
Foreign exchange swaps	—	134	—	—	134
Securities owned – Equities	124	—	—	—	124

Total	$69,088	$601	$—	$—	$69,689

	Liabilities at Fair Value at September 30, 2013
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$1,472	$—	$—	$1,472

Total	$—	$1,472	$—	$—	$1,472

	Assets at Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,003	$—	$—	$—	$32,003
Interest rate swaps	—	782	—	—	782

Total	$32,003	$782	$—	$—	$32,785

	Liabilities at Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$338	$—	$—	$338

Total	$—	$338	$—	$—	$338

The following table presents information about the offsetting of derivative instruments and collateralized transactions as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
Assets	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset
				Financial Instruments	Cash Collateral Received	Net Amount
Securities borrowed	$70,440	$—	$70,440	$—	$—	$70,440
Interest rate swaps	671	204	467	—	—	467
Foreign exchange swaps	171	37	134	—	—	134

Total	$71,282	$241	$71,041	$—	$—	$71,041

Liabilities
Interest rate swaps	$204	$204	$—	$—	$—	$—
Foreign exchange swaps	1,509	37	1,472	—	—	1,472

Total	$1,713	$241	$1,472	$—	$—	$1,472

	December 31, 2012
Assets	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset
				Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swaps	$990	$208	$782	$—	$—	$782
Foreign exchange swaps	791	791	—	—	—	—

Total	$1,781	$999	$782	$—	$—	$782

Liabilities
Interest rate swaps	$208	$208	$—	$—	$—	$—
Foreign exchange swaps	1,129	791	338	—	—	338

Total	$1,337	$999	$338	$—	$—	$338

12.	Related Party Transactions

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

The administrative services agreement provides that direct costs incurred are charged back to the service recipient. Additionally, the service recipient generally indemnifies the service provider for liabilities that it incurs arising from the provision of services other than liabilities arising from fraud or willful misconduct of the service provider. In accordance with the administrative service agreement, the Company has not recognized any liabilities related to services provided to affiliates.

The Company, together with other leading financial institutions, formed ELX, a limited partnership that has established a fully-electronic futures exchange. The Company accounts for ELX under the equity method of accounting (see Note 13—“Investments” for more details). During the three and nine months ended September 30, 2013, the Company made no capital contributions to ELX. During the year ended December 31, 2012, the Company made a $16.0 million capital contribution to ELX. On March 28, 2012, the Company entered into a credit agreement with ELX, whereby the Company has agreed to lend ELX up to $16.0 million. As of September 30, 2013, the Company had not loaned ELX any amounts under this agreement. The commitment period for this credit facility extends through March 28, 2015. The Company has entered into a technology services agreement with ELX pursuant to which the Company provided software technology licenses, monthly maintenance support and other technology services as requested by ELX. As part of the NASDAQ OMX Transaction (see Note 1—“Organization and Basis of Presentation”), the Company sold the technology services agreement with ELX to NASDAQ OMX.

For the three months ended September 30, 2013 and 2012, the Company recognized related party revenues of $8.1 million and $13.1 million, respectively, for the services provided to Cantor and ELX. For the nine months ended September 30, 2013 and 2012, the Company recognized related party revenues pursuant to these agreements of $33.5 million and $39.1 million, respectively. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended September 30, 2013 and 2012, the Company was charged $8.2 million and $9.4 million, respectively, for the services provided by Cantor and its affiliates, of which $6.1 million and $6.6 million, respectively, were to cover compensation to leased employees for the three months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, the Company was charged $24.9 million and $26.5 million, respectively, for the services provided by Cantor and its affiliates, of which $17.7 million and $17.0 million, respectively, were to cover compensation to leased employees for the nine months ended September 30, 2013 and 2012. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2013 and 2012, Cantor’s share of the net profit in Tower Bridge was $0.6 million and $1.0 million, respectively. For the nine months ended September 30, 2013 and 2012, Cantor’s share of the net profit in Tower Bridge was $0.7 million and $1.4 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

Reverse Repurchase Agreements with Cantor

From time to time, the Company has entered into Reverse Repurchase Agreements with Cantor, whereby the Company has received agency mortgage-backed securities and similar quality securities as collateral. The Company did not have any Reverse Repurchase Agreements with Cantor as of either September 30, 2013 or December 31, 2012. During the three and nine months ended September 30, 2013, the Company recognized $68 thousand in interest income related to Reverse Repurchase Agreements with Cantor. During the three and nine months ended September 30, 2012, the Company did not recognize any interest income related to Reverse Repurchase Agreements with Cantor.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of September 30, 2013, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less than favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2013, the Company had $200 million invested in the program, which is recorded in “Cash and cash equivalents” in the Company’s unaudited condensed consolidated statements of financial condition.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of September 30, 2013 and December 31, 2012, the Company had receivables from Cantor and Freedom International Brokerage of $4.2 million and $2.9 million, respectively.

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

At the end of the second quarter of 2013, the Company commenced the Global Partnership Restructuring Program to provide retention incentives and to allow the Company to take advantage of certain tax efficiencies (see Note 1—“Organization and Basis of Presentation”). Under the program, certain BGC Holdings limited partnership units were redeemed or exchanged for restricted stock. Due to the net redemption/exchange of the limited partnership units in the program, the Company determined that the collectability of a portion of the employee loan balances was not expected and, therefore, the Company recognized a reserve for the three months ended June 30, 2013 in the amount of approximately $160.5 million. The compensation expense related to this reserve was included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations for the three months ended June 30, 2013.

As of September 30, 2013 and December 31, 2012, the aggregate balance of employee loans was $127.4 million and $220.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the three months ended September 30, 2013 and 2012 was $7.7 million and $9.0 million, respectively. Compensation expense for the above mentioned employee loans for the nine months ended September 30, 2013 and 2012 was $187.9 million and $24.1 million, respectively.

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $3.3 million for both the three months ended September 30, 2013 and the three months ended September 30, 2012. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $9.8 million for both the nine months ended September 30, 2013 and the nine months ended September 30, 2012. See Note 16—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 5—“Stock Transactions and Unit Redemptions,” the Company has entered into controlled equity offering sales agreements with CF&Co, as the Company’s sales agent. For the three months ended September 30, 2013 and 2012, the Company was charged approximately $0.1 million and $0.5 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. For the nine months ended September 30, 2013 and 2012, the Company was charged approximately $0.7 million and $1.4 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

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

On June 28, 2013, the Company sold its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX (see Note 1—“Organization and Basis of Presentation”). In connection with the NASDAQ OMX Transaction, the Company paid fees of approximately $7.4 million to CF&Co. These expenses are included as a reduction of “Gain on divestiture” in the Company’s unaudited condensed consolidated statements of operations.

Under rules adopted by the Commodity Futures Trading Commission (“CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s European-based brokers engage in interest rate swap transactions with U.S.-based counterparties and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement.

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

During the year ended December 31, 2012, in connection with the redemption by BGC Holdings of an aggregate of 431,985 non-exchangeable founding/working partner units from founding partners of BGC Holdings for an aggregate consideration of $1,282,045, Cantor purchased 431,985 exchangeable limited partnership interests from BGC Holdings for an aggregate consideration of $1,282,045. The redemption of the non-exchangeable founding/working partner units and issuance of an equal number of exchangeable limited partnership interests did not change the fully diluted number of shares outstanding.

In addition, pursuant to the Sixth Amendment to the BGC Holdings Limited Partnership Agreement, during the year ended December 31, 2012, Cantor purchased 488,744 exchangeable limited partnership interests from BGC Holdings for an aggregate consideration of $1,449,663 in connection with the grant of exchangeability and exchange of 488,744 founding/working partner units. Such exchangeable limited partnership interests are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of the Company’s Class A common stock.

As of September 30, 2013, there were 2,448,301 non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

During the nine months ended September 30, 2013, the Company repurchased 999,722 shares of Class A common stock at an average price of $5.77 per share. An aggregate of 33,478 of such shares were purchased from Stephen M. Merkel, the Company’s Executive Vice President, General Counsel and Secretary. An aggregate of 533,406 of such shares were purchased from Shaun D. Lynn, the Company’s President.

During the year ended December 31, 2012, the Company repurchased 44,013 shares of Class A common stock at an average price of $7.66 per share. An aggregate of 41,523 of such shares were purchased from Mr. Merkel and certain family trusts.

In connection with the Company’s Global Partnership Restructuring Program during the second quarter of 2013 (see Note 1–“Organization and Basis of Presentation”), the Company redeemed/exchanged a total of 9,930,675 previously issued limited partnership units for 3,553,345 shares of Class A common stock and 3,561,392 shares of restricted stock from the Company’s named executive officers. The number of shares delivered to the named executive officers was net of 1,917,094 shares withheld to pay withholding taxes. These shares were awarded to the named executive officers on July 30, 2013. In connection with the Global Restructuring Program, Mr. Lutnick elected to exercise certain cumulative rights previously granted to him with respect to an aggregate of 1,802,608 of his non-exchangeable partnership units, which resulted in the receipt of shares of Class A common stock for such units.

In addition, in connection with the foregoing, Messrs. Lynn, Windeatt and Sadler received newly-issued BGC Holdings limited partnership units that are equivalent to 9.75% of their non-exchangeable units that were redeemed in the above transactions. Upon any sale or other transfer by such executive officers of shares of restricted stock, a proportional number of these units will be redeemed for zero by BGC Holdings. These units are not expected to be made exchangeable into shares of Class A common stock.

Transactions with Relief Fund

During the nine months ended September 30, 2013, the Company issued and donated an aggregate of 1,000,000 shares of Class A common stock to The Cantor Fitzgerald Relief Fund (the “Relief Fund”) in connection with the Company’s annual Charity Day.

During the nine months ended September 30, 2013, the Company also committed to make charitable contributions to the Relief Fund in the amount of $25.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the three months ended June 30, 2013.

During the year ended December 31, 2012, the Company issued and donated an aggregate of 2,860,000 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets, of up to $10.0 million in the aggregate; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. A $1.6 million increase to this amount was authorized on August 5, 2013. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During both the nine months ended September 30, 2013 and the nine months ended September 30, 2012, the Company made $1.2 million in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company has also entered into a Subordinated Loan Agreement with Aqua, whereby the Company agreed to lend Aqua the principal sum of $980 thousand. The scheduled maturity date on the subordinated loan is September 1, 2015, and the current rate of interest on the loan is three month LIBOR plus 600 basis points. The loan to Aqua is recorded as part of “Receivables from related parties” in the Company’s unaudited condensed consolidated statements of financial condition.

13.	Investments

Equity Method Investments

	September 30, 2013	December 31, 2012
Equity method investments (in thousands)	$19,436	$25,556

The Company’s share of losses related to its equity method investments was $2.7 million and $3.0 million for the three months ended September 30, 2013 and 2012, respectively. The Company’s share of losses related to its equity method investments was $7.2 million and $8.1 million for the nine months ended September 30, 2013 and 2012, respectively. The Company’s share of the losses is reflected in “Losses on equity investments” in the Company’s unaudited condensed consolidated statements of operations.

On March 28, 2012, the Company made a capital contribution of $16.0 million to ELX.

In June 2013, the Company acquired a controlling interest in an entity that had previously been accounted for using the equity method. This transaction resulted in the consolidation of the entity in the Company’s unaudited condensed consolidated financial statements (see Note 3—“Acquisitions”).

Summarized condensed financial information for the Company’s equity method investments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statements of operations:
Total revenues	$12,623	$10,480	$39,169	$30,339
Total expenses	16,522	15,713	51,336	47,406

Net loss	$(3,899)	$(5,233)	$(12,167)	$(17,067)

See Note 12—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited condensed consolidated financial statements.

Investments in Variable Interest Entities

Certain of the Company’s equity method investments included in the tables above are considered variable interest entities (“VIEs”), as defined under the accounting guidance for consolidation. The Company is not considered the primary beneficiary of, and therefore does not consolidate, any of the VIEs in which it holds a variable interest. The Company’s involvement with such entities is in the form of direct equity interests and related agreements. The Company’s maximum exposure to loss with respect to the VIEs is its investment in such entities as well as a credit facility and a subordinated loan.

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of September 30, 2013 and December 31, 2012. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	September 30, 2013		December 31, 2012
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities (1)	$8,682	$25,662	$15,199	$44,441

(1)	In addition to its equity investments, the Company has entered into a credit agreement to lend one of its VIEs (ELX) up to $16.0 million. The commitment period for such credit facility extends through March 28, 2015. Additionally, the Company has entered into a subordinated loan agreement with another of its VIEs (Aqua), whereby the Company agreed to lend the principal sum of $980 thousand. As of September 30, 2013, the Company’s maximum exposure to loss with respect to its VIEs is the sum of its equity investment in such variable interest entities plus the $16.0 million credit facility and the $980 thousand subordinated loan.

14.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Computer and communications equipment	$158,565	$176,845
Software, including software development costs	108,617	146,676
Leasehold improvements and other fixed assets	111,428	111,575

	378,610	435,096
Less: accumulated depreciation and amortization	247,347	293,987

Fixed assets, net	$131,263	$141,109

Depreciation expense was $7.5 million and $9.5 million for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense was $24.5 million and $27.7 million for the nine months ended September 30, 2013 and 2012, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

In accordance with FASB guidance, the Company capitalizes qualifying computer software development costs incurred during the application development stage and amortizes them over their estimated useful life of three years on a straight-line basis. For the three months ended September 30, 2013 and 2012, software development costs totaling $3.8 million and $2.2 million, respectively, were capitalized. For the nine months ended September 30, 2013 and 2012, software development costs totaling $11.5 million and $8.9 million, respectively, were capitalized. Amortization of software development costs totaled $1.9 million and $3.2 million for the three months ended September 30, 2013 and 2012, respectively. Amortization of software development costs totaled $6.9 million and $7.9 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.4 million and $0.1 million were recorded for the three months ended September 30, 2013 and 2012, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $1.2 million and $1.1 million were recorded for the nine months ended September 30, 2013 and 2012, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

As a result of the NASDAQ OMX Transaction, the Company sold fixed assets with a carrying value of approximately $13.5 million (see Note 22—“Divestiture”).

15.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2013 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2012	$85,005	$79,869	$164,874
Acquisitions	1,296	—	1,296
Measurement period adjustments	(83)	(1,693)	(1,776)
Cumulative translation adjustment	(692)	—	(692)

Balance at September 30, 2013	$85,526	$78,176	$163,702

During the nine months ended September 30, 2013, the Company recognized measurement period adjustments of approximately $1.7 million and $0.1 million relating to Real Estate Services and Financial Services, respectively. The Company considers the adjustments insignificant to its unaudited condensed consolidated financial statements and accordingly the Company’s unaudited condensed consolidated statements of financial position at December 31, 2012 were not retrospectively adjusted.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands):

	September 30, 2013
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$6,905	$5,342	$1,563	2.5
Acquired intangibles	22,592	19,292	3,300	2.7
Noncompete agreements	1,790	876	914	2.0
All other	2,457	1,040	1,417	5.2

Total definite life intangible assets	33,744	26,550	7,194	3.0
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$45,929	$26,550	$19,379	3.0

	December 31, 2012
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$36,347	$35,047	$1,300	4.9
Acquired intangibles	20,770	16,778	3,992	3.6
Noncompete agreements	3,418	2,169	1,249	2.8
All other	3,832	2,238	1,594	7.2

Total definite life intangible assets	64,367	56,232	8,135	4.4
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$76,552	$56,232	$20,320	4.4

Intangible amortization expense was $1.2 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively. Intangible amortization expense was $4.1 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

The estimated future amortization expense of definite life intangible assets as of September 30, 2013 is as follows (in millions):

2013 (1)	$1.3
2014	2.6
2015	1.5
2016	0.8
2017	0.7
2018 and thereafter	0.3

Total	$7.2

(1)	Represents the estimated amortization to be recognized for the remaining three months of 2013.

16.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
8.75% Convertible Notes	$150,000	$150,000
4.50% Convertible Notes	146,728	143,354
8.125% Senior Notes	108,873	108,780
Collateralized borrowings	17,389	49,310

Total	$422,990	$451,444

The Company’s Convertible Notes and 8.125% Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Convertible Notes and 8.125% Senior Notes were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% Convertible Notes	$150,000	$177,342	$150,000	$155,718
4.50% Convertible Notes	146,728	165,000	143,354	147,200
8.125% Senior Notes	108,873	115,110	108,780	116,955

Total	$405,601	$457,452	$402,134	$419,873

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

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and were convertible into 23.7 million shares of Class A common stock as of September 30, 2013. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.3 million for both the three months ended September 30, 2013 and the three months ended September 30, 2012. The Company recorded interest expense related to the 8.75% Convertible Notes of $9.8 million for both the nine months ended September 30, 2013 and the nine months ended September 30, 2012.

As of September 30, 2013, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 157.6830 shares of Class A common stock per $1,000 principal amount of notes, subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016. The 4.50% Convertible Notes are general senior unsecured obligations of the Company. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $2.9 million for both the three months ended September 30, 2013 and the three months ended September 30, 2012. The Company recorded interest expense related to the 4.50% Convertible Notes of $8.8 million and $8.7 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. Upon conversion, the Company will pay or deliver cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. As of September 30, 2013, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.26 as of September 30, 2013, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $12.82 per share as of September 30, 2013. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 15.6 million shares of BGC’s Class A common stock as of September 30, 2013, subject to adjustment in certain circumstances.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Principal amount of debt component	$160,000	$160,000	$150,000	$150,000
Unamortized discount	(13,272)	(16,646)	—	—
Carrying amount of debt component	146,728	143,354	150,000	150,000
Equity component	18,972	18,972	—	—
Effective interest rate	7.61%	7.61%	8.75%	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016	4/15/2015	4/15/2015
Conversion price	$9.84	$9.84	$6.34	$6.41
Number of shares to be delivered upon conversion	16,260,160	16,260,160	23,652,444	23,384,070
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—	$—	$—

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the Three Months Ended		For the Three Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Coupon interest	$1,800	$1,800	$3,281	$3,281
Amortization of discount	1,133	1,099	—	—

Total interest expense	$2,933	$2,899	$3,281	$3,281

	4.50% Convertible Notes		8.75% Convertible Notes
	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Coupon interest	$5,400	$5,400	$9,844	$9,844
Amortization of discount	3,374	3,271	—	—

Total interest expense	$8,774	$8,671	$9,844	$9,844

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $2.3 million for both the three months ended September 30, 2013 and the three months ended September 30, 2012. The Company recorded interest expense related to the 8.125% Senior Notes of $6.9 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Collateralized Borrowings

Secured loan arrangements

On various dates beginning in 2009 and most recently in December 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets as security for loans. The secured loan arrangements have fixed rates between 2.62% and 8.09% per annum and are repayable in consecutive monthly installments with the final payments due in December 2016. The outstanding balance of the secured loan arrangements was $17.4 million and $37.6 million as of September 30, 2013 and December 31, 2012, respectively. The value of the fixed assets pledged was $14.9 million and $32.1 million as of September 30, 2013 and December 31, 2012, respectively. The Company recorded interest expense related to the secured loan arrangements of $0.2 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively. The Company recorded interest expense related to the secured loan arrangements of $0.9 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively.

During the three months ended June 30, 2013, the Company prepaid $12.2 million related to the secured loan arrangements. As a result of the prepayment, the Company incurred $0.1 million of early termination fees and recognized an additional $0.1 million related to the acceleration of deferred financing costs, which are recorded in “Interest expense” in the Company’s unaudited condensed consolidated statements of operations.

Sale/leaseback transactions

On various dates during the years ended December 31, 2010 and 2011, the Company sold certain furniture, equipment and software for $34.2 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases were repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014.

During the three months ended June 30, 2013, the Company terminated the leases and prepaid the outstanding balance of $7.4 million. As a result of the prepayment, the Company incurred $0.1 million of early termination fees and recognized $0.2 million related to of the acceleration of deferred financing costs, which are recorded in “Interest expense” in the Company’s unaudited condensed consolidated statements of operations.

Because the leases were terminated during the three months ended June 30, 2013, the Company had no outstanding balance or fixed assets related to the leases as of September 30, 2013. As of December 31, 2012, the outstanding balance of the leases and the value of the fixed assets were $11.7 million and $8.3 million, respectively. The Company recorded interest expense of $0.1 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively. The Company recorded interest expense of $0.4 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Credit Agreement

On June 23, 2011, the Company entered into a credit agreement with a bank syndicate (the “Credit Agreement”) which provides for up to $130.0 million of unsecured revolving credit through October 23, 2013. Borrowings under the Credit Agreement will bear interest at a per annum rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the prime rate as established by the Administrative Agent from time to time, (ii) the average federal funds rate plus 0.5%, and (iii) the reserve adjusted one-month LIBOR reset daily plus 1.0%, or (b) the reserve adjusted LIBOR for interest periods of one, two, three or six months, as selected by the Company, in each case plus an applicable margin. The applicable margin will initially be 2.0% with respect to base rate borrowings in (a) above and 3.0% with respect to borrowings selected as LIBOR borrowings in (b) above, but may increase to a maximum of 3.0% and 4.0%, respectively, depending upon the Company’s credit rating. The Credit Agreement also provides for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement requires that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provides for certain affirmative and negative covenants including financial covenants, such as minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. On June 20, 2013, the Company entered into the Second Amendment to Credit Agreement and Waiver, pursuant to which the parties agreed to a three-month extension of the termination date of the Credit Agreement to September 23, 2013 and a waiver of certain provisions of the Credit Agreement in connection with the NASDAQ OMX Transaction and the Company’s possible hedge of NASDAQ shares to be received in the earn-out portion of the transaction consideration. On September 12, 2013, the Company entered into the Third Amendment to the Credit Agreement, pursuant to which the parties agreed to a further one-month extension of the termination of the Credit Agreement to October 23, 2013.

As of both September 30, 2013 and December 31, 2012, there were no borrowings outstanding under the Credit Agreement. The Company recorded interest expense related to the Credit Agreement of $0.1 million for both the three months ended September 30, 2013 and the three months ended September 30, 2012. The Company recorded interest expense related to the Credit Agreement of $0.4 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively.

17.	Compensation

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2012	68,480,097
Granted	43,443,758
Redeemed/exchanged units	(84,897,764)
Forfeited units	—

Balance at September 30, 2013	27,026,091

During the three months ended September 30, 2013 and 2012, the Company granted exchangeability on 0.8 million and 4.4 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $5.4 million and $24.0 million, respectively. During the nine months ended September 30, 2013 and 2012, the Company granted exchangeability on 5.8 million and 14.5 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $28.9 million and $88.1 million, respectively. In addition, during the nine months ended September 30, 2013, the Company redeemed or exchanged approximately 77 million limited partnership units in connection with its Global Partnership Restructuring Program and incurred compensation expense, before associated income taxes, of $304.1 million (see Note 1—“Organization and Basis of Presentation”).

As of September 30, 2013 and December 31, 2012, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 1.0 million and 6.4 million, respectively.

As of September 30, 2013 and December 31, 2012, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $25.2 million and $64.5 million, respectively. As of September 30, 2013 and December 31, 2012, the aggregate estimated fair value of these limited partnership units was $5.4 million and $12.3 million, respectively. The number of unvested limited partnership units as of September 30, 2013 and December 31, 2012, was 3.1 million and 6.6 million, respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of $0.7 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of $4.5 million and $2.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2012	2,608,731	$5.94	1.83
Granted	1,321,017	2.86
Delivered units	(890,877)	6.26
Forfeited units	(175,974)	4.87

Balance at September 30, 2013	2,862,897	$4.48	1.99

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

During the nine months ended September 30, 2013 and 2012, the Company granted 1.3 million and 1.5 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $3.8 million and $8.2 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the nine months ended September 30, 2013 and 2012, the Company withheld shares valued at $1.0 million and $2.3 million, respectively, to pay taxes due at the time of vesting.

As of September 30, 2013 and December 31, 2012, the aggregate estimated grant date fair value of outstanding RSUs was approximately $12.8 million and $15.5 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $1.2 million and $2.1 million for the three months ended September 30, 2013 and 2012, respectively. Compensation expense related to RSUs, before associated income taxes, was approximately $4.5 million and $6.1 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was approximately $10.5 million of total unrecognized compensation expense related to unvested RSUs.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	6,450,931	$14.11	2.4	$—
Granted	—	—
Exercised options	—	—
Expired options	(530,193)	15.54

Balance at September 30, 2013	5,920,738	$13.99	1.8	$—

Options exercisable at September 30, 2013	5,920,738	$13.99	1.8	$—

The Company did not grant any stock options during the nine months ended September 30, 2013 and 2012. There were no options exercised during the nine months ended September 30, 2013 and 2012.

The Company did not record any compensation expense related to stock options for the three or nine months ended September 30, 2013 and 2012, as all of these options vested in prior years. As of September 30, 2013, the compensation expense related to stock options was fully recognized.

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

The parties stipulated to consolidate the FINRA Arbitration with five other related arbitrations (FINRA Case Nos. 09-04807, 09-04842, 09-06377, 10-00139 and 10-01265)—two arbitrations previously commenced against Tullett Liberty by certain of its former brokers now employed by BGC Financial, as well as three arbitrations commenced against BGC Financial by brokers who were previously employed by BGC Financial before returning to Tullett Liberty. FINRA consolidated them. BGC Financial and the employees filed their Statement of Answer and BGC’s Statement of Counterclaim. Tullett Liberty responded to BGC’s Counterclaim. Tullett filed an action in the Supreme Court, New York County against three of BGC’s executives involved in the recruitment in the New York metropolitan area, but later agreed to discontinue the action in New York state court and add these claims to the FINRA Arbitration. Tullett and the Company have also agreed to join Tullett’s claims against BGC Capital Markets, L.P. to the FINRA Arbitration. The parties and FINRA also agreed to consolidate an eighth arbitration filed against the Tullett Subsidiaries by certain of its former brokers now employed by BGC Financial. The hearings in the FINRA Arbitration and the arbitrations consolidated therewith began in mid-April 2012 and are now concluded. Post-hearing briefs were filed in October 2013 and closing arguments are scheduled for mid-November 2013.

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

Subsequently, Tullett, joined by two subsidiaries, has filed a complaint against BGC Partners in New Jersey state court alleging substantially the same claims. The New Jersey state action also raises claims related to employees who decided to terminate their employment with Tullett and join a BGC Partners affiliate subsequent to the federal complaint. BGC moved to stay the New Jersey state action and dismiss certain of the claims asserted therein. On November 9, 2011, the court granted BGC Partners’ motion to dismiss Tullett’s claim for “raiding,” but otherwise denied the motions to dismiss and for a stay. BGC Partners moved for leave to appeal the denial of its motions, which was denied. On December 22, 2011, BGC Partners filed its Answer and Affirmative Defenses. Discovery in the matter is now closed and trial is presently scheduled for April 2014.

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

On March 9, 2012, a purported derivative action was filed in the Supreme Court of the State of New York, County of New York captioned International Painters and Allied Trades Industry Pension Fund, etc. v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 650736-2012. The complaint was dismissed on September 23, 2013. The suit alleged that the terms of the April 1, 2010 8.75% Convertible Notes issued to Cantor were unfair to the Company, the Company’s Controlled Equity Offerings unfairly benefited Cantor at the Company’s expense and the August 2011 amendment to the change in control agreement of Mr. Lutnick was unfair to the Company. It sought to recover for the Company unquantified damages, disgorgement of payments received by defendants, a declaration that the 8.75% Convertible Notes are void and attorneys’ fees (the “New York Complaint”). On April 2, 2012, a purported derivative action was filed in the Court of Chancery of the State of Delaware captioned Samuel Pill v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Civil Action No. 7382-CS, which suit made similar allegations to the New York Complaint, and seeks the same relief (the “Delaware Complaint”). On April 12, 2012, the Delaware Complaint was subsequently amended to delete any claim for relief in connection with the 8.75% Convertible Notes. On June 8, 2012, Defendants filed a motion simultaneously in New York and Delaware requesting that the two actions proceed in one forum. In response to Defendants’ motion, Plaintiff Samuel Pill voluntarily dismissed the Delaware action, without prejudice, in the Court of Chancery in the State of Delaware on June 19, 2012. On the same date, Plaintiff Pill refiled his complaint in the Supreme Court of the State of New York, County of New York, captioned Samuel Pill v. Cantor Fitzgerald, L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 652126-2012. The two actions filed in New York were consolidated on August 27, 2012. Defendants filed a motion to dismiss the consolidated action on August 10, 2012, the motion was fully briefed and argued, and the motion to dismiss was granted September 23, 2013. Thereafter, Plaintiffs filed a motion to reargue on October 15, 2013. The Company believes that plaintiffs’ allegations are without merit and intends to continue to defend against them vigorously.

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

Legal reserves are established in accordance with FASB guidance on Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. The outcome of such items cannot be determined with certainty. The Company is unable to estimate a possible loss or range of loss in connection with specific matters beyond its current accrual and any other amounts disclosed. Management believes that, based on currently available information, the final outcome of these current pending matters will not have a material adverse effect on the Company taken as a whole.

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of September 30, 2013, the Company was contingently liable for $1.9 million under these letters of credit.

Risk and Uncertainties

The Company generates revenues by providing financial intermediary, securities trading and brokerage activities, and commercial real estate services to institutional customers and by executing and, in some cases, clearing transactions for institutional counterparties. Revenues for these services are transaction-based. As a result, revenues could vary based on the transaction volume of global financial and real estate markets. Additionally, financing is sensitive to interest rate fluctuations, which could have an impact on the Company’s overall profitability.

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

Indemnification

In connection with the NASDAQ OMX Transaction (see Note 1—“Organization and Basis of Presentation”), the Company has indemnified NASDAQ OMX for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. As of September 30, 2013 and December 31, 2012, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for this indemnification, as the potential for being required to make payments under this indemnification is remote.

Gain Contingency

In connection with the NASDAQ OMX Transaction (see Note 1—“Organization and Basis of Presentation”), the Company will receive an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably over 15 years, provided that NASDAQ OMX, as a whole, produces at least $25 million in gross revenues each year. The earn-out was excluded from the gain on the divestiture and will be recognized in income as and when it is realized and earned, consistent with the accounting guidance for gain contingencies. During the three months ended September 30, 2013, the Company recognized revenues of $31.9 million related to this earn-out, which is included in “Other Revenues” in the Company’s unaudited condensed consolidated statements of operations. The $31.9 million asset related to this earn-out is included in “Marketable Securities” in the Company’s unaudited condensed consolidated statements of financial condition.

19.	Income Taxes

The Company’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in

New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings” for discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. As of September 30, 2013, the Company had approximately $101.5 million of cumulative undistributed foreign pre-tax earnings for which no deferred U.S. federal income taxes have been provided since they have been permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2013, the Company had $3.3 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of September 30, 2013, the Company had approximately $0.5 million of accrued interest related to uncertain tax positions. During the three and nine months ended September 30, 2013, the Company did not have any material charges with respect to interest and penalties.

20.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2013, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (“FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of September 30, 2013, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2013, $330.1 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $154.6 million.

On September 20, 2013, BGC Derivative Markets, L.P. (“BGC Derivative Markets”), a subsidiary of the Company, received temporary registration approval from the CFTC to operate a Swap Execution Facility (“SEF”). The Company’s SEF facilitates trading of swap products and fulfills clearing and reporting requirements for both direct participants and customers of introducing brokers. Further, in accordance with CFTC rules, during 2013, certain non-U.S. subsidiaries of the Company have registered with the CFTC as swap introducing brokers and are subject to regulatory requirements of the CFTC with respect to these transactions.

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

Certain financial information for the Company’s segments is presented below. See Note 15—“Goodwill and Other Intangible Assets, Net,” for goodwill by reportable segment.

Three months ended September 30, 2013 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$109,110	$—	$—	$109,110
Credit	54,410	—	—	54,410
Foreign Exchange	47,393	—	—	47,393
Equities and Other Asset Classes	34,862	—	—	34,862
Real Estate	—	105,303	—	105,303
Real estate management services	—	40,447	—	40,447
Fees from related parties	13	—	8,058	8,071
Market data	1,178	—	—	1,178
Software solutions	444	—	—	444
Other revenues	32,935	—	334	33,269
Losses on equity investments	—	—	(2,705)	(2,705)

Total non-interest revenues	280,345	145,750	5,687	431,782
Interest income	262	87	1,214	1,563

Total revenues	280,607	145,837	6,901	433,345
Interest expense	410	—	8,754	9,164
Non-interest expenses	226,613	132,238	22,667	381,518

Income (loss) from operations before income taxes	$53,584	$13,599	$(24,520)	$42,663

For the three months ended September 30, 2013, the Financial Services segment revenues include $31.9 million related to the earn-out portion of the NASDAQ OMX Transaction consideration. For the three months ended September 30, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $1.9 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended September 30, 2012 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$131,359	$—	$—	$131,359
Credit	67,926	—	—	67,926
Foreign Exchange	48,910	—	—	48,910
Equities and Other Asset Classes	34,545	—	—	34,545
Real Estate	—	96,551	—	96,551
Real estate management services	—	39,672	—	39,672
Fees from related parties	2,774	—	10,328	13,102
Market data	4,166	—	—	4,166
Software solutions	2,485	—	—	2,485
Other revenues	237	55	2,907	3,199
Losses on equity investments	—	—	(2,995)	(2,995)

Total non-interest revenues	292,402	136,278	10,240	438,920
Interest income	190	14	1,193	1,397

Total revenues	292,592	136,292	11,433	440,317
Interest expense	1,650	4	8,104	9,758
Non-interest expenses	246,700	126,474	53,773	426,947

Income (loss) from operations before income taxes	$44,242	$9,814	$(50,444)	$3,612

For the three months ended September 30, 2012, the Real Estate Services segment income (loss) from operations before income taxes excludes $6.3 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Nine months ended September 30, 2013 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$392,401	$—	$—	$392,401
Credit	190,895	—	—	190,895
Foreign Exchange	167,433	—	—	167,433
Equities and Other Asset Classes	115,524	—	—	115,524
Real Estate	—	281,707	—	281,707
Real estate management services	—	119,608	—	119,608
Fees from related parties	5,693	—	27,768	33,461
Market data	8,946	—	—	8,946
Software solutions	5,540	—	—	5,540
Other revenues	33,558	32	1,684	35,274
Gain on divestiture	—	—	723,147	723,147
Losses on equity investments	—	—	(7,217)	(7,217)

Total non-interest revenues	919,990	401,347	745,382	2,066,719
Interest income	800	240	3,722	4,762

Total revenues	920,790	401,587	749,104	2,071,481
Interest expense	2,894	1	25,958	28,853
Non-interest expenses	743,895	381,844	652,278	1,778,017

Income (loss) from operations before income taxes	$174,001	$19,742	$70,868	$264,611

For the nine months ended September 30, 2013, the Financial Services segment revenues include $31.9 million related to the earn-out portion of the NASDAQ OMX Transaction consideration. For the nine months ended September 30, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $9.2 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting. For the nine months ended September 30, 2013, Corporate Items income (loss) from operations before income taxes includes a $723.1 million gain on divestiture related to the NASDAQ OMX Transaction and approximately $465 million in compensation expense related to the Global Partnership Restructuring Program.

Nine months ended September 30, 2012 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$412,645	$—	$—	$412,645
Credit	222,381	—	—	222,381
Foreign Exchange	160,881	—	—	160,881
Equities and Other Asset Classes	120,082	—	—	120,082
Real Estate	—	226,518	—	226,518
Real estate management services	—	81,563	—	81,563
Fees from related parties	8,754	—	30,389	39,143
Market data	13,120	—	—	13,120
Software solutions	7,421	—	—	7,421
Other revenues	283	520	3,227	4,030
Losses on equity investments	—	—	(8,103)	(8,103)

Total non-interest revenues	945,567	308,601	25,513	1,279,681
Interest income	904	305	3,926	5,135

Total revenues	946,471	308,906	29,439	1,284,816
Interest expense	4,730	262	19,902	24,894
Non-interest expenses	762,572	294,933	175,443	1,232,948

Income (loss) from operations before income taxes	$179,169	$13,711	$(165,906)	$26,974

For the nine months ended September 30, 2012, the Real Estate Services segment income (loss) from operations before income taxes excludes $17.7 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Total assets by reportable segment (in thousands):

Total Assets (1)	Financial Services	Real Estate Services	Total
At September 30, 2013	$2,640,339	$307,708	$2,948,047

At December 31, 2012	$1,357,838	$281,101	$1,638,939

(1)	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three and nine months ended September 30, 2013 and 2012, respectively, and information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of September 30, 2013 and December 31, 2012, respectively, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
U.S.	$212,165	$218,074	$1,372,073	$582,177
U.K.	140,284	131,861	422,912	409,231
Asia	43,264	51,368	142,147	160,175
France	19,627	22,360	69,208	73,613
Other Americas	8,034	9,684	29,013	32,391
Other Europe/MEA	9,971	6,970	36,128	27,229

Total revenues	$433,345	$440,317	$2,071,481	$1,284,816

	September 30, 2013	December 31, 2012
Long-lived assets:
U.S.	$281,423	$319,185
U.K.	111,781	148,922
Asia	40,350	52,675
France	9,275	12,310
Other Americas	14,601	16,066
Other Europe/MEA	2,130	10,210

Total long-lived assets	$459,560	$559,368

22.	Divestiture

On June 28, 2013, the Company sold its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX. Upon the closing of the NASDAQ OMX Transaction, NASDAQ OMX paid the Company $750 million in cash consideration, adjusted for certain pre-paid amounts and accrued costs and expenses. An earn-out of up to 14,883,705 shares of NASDAQ OMX common stock will be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ OMX is equal to or greater than $25 million.

The Purchased Assets were included in the Company’s Financial Services segment. These assets were part of a larger cash flow-generating product group that includes other fully electronic trading, market data, and software businesses, including electronic brokerage of off-the-run U.S. Treasuries, as well as Treasury Bills, Treasury Swaps, Treasury Repos, Treasury Spreads, and Treasury Rolls.

In connection with the NASDAQ OMX Transaction, the Company paid fees of approximately $7.4 million to CF&Co. These expenses are included as a reduction of “Gain on divestiture” in the Company’s unaudited condensed consolidated statements of operations.

In connection with the transaction, the Company entered into a transition services agreement, under which the Company will provide certain services to NASDAQ OMX over a period ranging from 12 to 18 months. The Company attributed approximately $2.9 million of the proceeds from the sale to the transition services agreement, which will be recognized as revenue over a period of 12 months.

The following table summarizes the components of the pre-tax gain on divestiture (in thousands):

Cash proceeds from sale	$750,000
Working capital adjustments	5,111
Accrued commission and other service receivables, net	(6,844)
Fixed assets, net	(13,474)
Accounts payable, accrued and other liabilities	1,733
Transaction and other costs	(10,436)
Deferred revenue associated with transition services agreement	(2,943)

Pre-tax gain on divestiture	$723,147

23.	Subsequent Events

Third Quarter 2013 Dividend

On October 29, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share for the third quarter of 2013 payable on December 2, 2013 to Class A and Class B common stockholders of record as of November 18, 2013.

Controlled Equity Offering

Since September 30, 2013, the Company issued, pursuant to its controlled equity offerings 0.4 million shares of Class A common stock related to redemptions and exchanges of limited partnership interests as well as for general corporate purposes.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2013 and 2012. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

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

We entered into the commercial real estate business in October 2011 with the acquisition of all outstanding shares of Newmark & Company Real Estate, Inc. (“Newmark”), a leading U.S. commercial real estate brokerage and advisory firm primarily serving corporate and institutional clients. Newmark was founded in 1929 in New York City. In 2000, Newmark embarked upon a national expansion and in 2006 entered into an agreement with London-based Knight Frank to operate jointly in the Americas as “Newmark Knight Frank.” In the second quarter of 2012, we completed the acquisition of substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries, which we refer to as “Grubb & Ellis.” Grubb & Ellis was formed in 1958 and built a full-service national commercial real estate platform of property management, facilities management and brokerage services. We have largely completed the integration of Grubb & Ellis with Newmark Knight Frank to form the resulting brand, Newmark Grubb Knight Frank (or “NGKF”). NGKF is a full-service commercial real estate platform that comprises our Real Estate Services segment, offering commercial real estate tenants, owners, investors and developers a wide range of services, including leasing; capital markets services, including investment sales, debt placement, appraisal, and valuation services; commercial mortgage brokerage services; as well as consulting, project and development management, leasing and corporate advisory services and property and corporate facilities management services.

In connection with the Grubb & Ellis acquisition, we began, with the second quarter of 2012, reporting two segments, Financial Services and Real Estate Services. Prior to the second quarter of 2012, we had only one reportable segment. On August 8, 2012, we filed a Current Report on Form 8-K to update our financial statements and certain other information contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 to reflect such change in our reportable segments. These two segments continue to be reported in this Quarterly Report on Form 10-Q.

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. We have offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Chicago, Copenhagen, Dallas, Denver, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

We remain confident in our future growth prospects as we continue to increase the scale and depth of our real estate platform and continue to seek market driven opportunities to expand our business in numerous financial asset classes. NGKF showed strong growth during the three and nine months ended September 30, 2013, as we completed the integration of Grubb & Ellis, and continued to build the NGKF brand by accretively acquiring businesses, hiring talent around the country, and winning large Global Corporate Services clients. In addition, as a result of our ongoing efforts to lower expenses in our Financial Services segment and corporate areas, we remain on target to reduce overall expenses by at least $50 million on an annualized basis by the end of 2013 as compared with the second half of 2012 run-rate, and we also expect to reduce costs by another approximately $50 million annualized and thus improve profitability in the Financial Services segment during 2014.

NASDAQ OMX Transaction

On June 28, 2013, we completed the sale (the “NASDAQ OMX Transaction”) of certain assets to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). The Transaction occurred pursuant to a Purchase Agreement, dated as of April 1, 2013 (the “Purchase Agreement”). At the closing, NASDAQ OMX purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (the “Purchased Assets” or “eSpeed”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably in each of the fifteen years following the closing. The $750 million in cash paid at closing was subject to adjustment for certain pre-paid amounts and accrued costs and expenses, and the 14,883,705 shares of NASDAQ OMX common stock will be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ OMX is equal to or greater than $25 million. The contingent future issuances of NASDAQ OMX common stock are also subject to acceleration upon the occurrence of certain events, including the acquisition by any person of 50% or more of NASDAQ OMX’s stock (including by merger), NASDAQ OMX ceasing to hold Purchased Assets representing 50% or more of the aggregate revenue attributable to the Purchased Assets as of the closing, and the sale of all or substantially all of NASDAQ OMX’s assets, as well as to certain anti-dilution provisions.

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

Our cash position, which we define as “cash and cash equivalents,” “marketable securities” and unencumbered “securities owned,” is approximately $826.9 million as a result of the additional $750 million in cash we received as part of the NASDAQ OMX Transaction, less funds used to pay related distributions and taxes as well as cash used with respect to reducing our fully diluted share count by approximately 33 million shares. We expect to continue using the remaining cash proceeds to repay debt, make accretive acquisitions and invest in organic growth in both Real Estate Services and Financial Services, and/or repurchase additional units or common shares. We also anticipate maintaining our regular $0.12 per share quarterly common stock dividend for the foreseeable future.

Share Count Reduction and Modifications/Extensions of Employment Agreements

At the end of the second quarter of 2013, we redeemed or exchanged approximately 77 million units from the partners of BGC Holdings (the “Global Partnership Restructuring Program”). We granted approximately 45 million shares of our Class A common stock, of which approximately 39 million were restricted shares. During the three months ended September 30, 2013, we released the restrictions with respect to 0.4 million of such shares. We also paid the withholding taxes owed on behalf of these partners related to this redemption/exchange and issuance. The restricted shares are generally saleable by partners in good standing after five to ten years. Partners who agree to extend the lengths of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period.

Taken together, these actions resulted in reducing our fully diluted share count by approximately 32 million shares. We believe that the expected modifications of arrangements with employees and partners will also materially reduce the rate of employee/partner share issuance going forward, while maintaining our effective tax rate.

As a consequence of the above, we incurred non-cash, non-dilutive compensation charges of approximately $465 million related to the redemption/exchange of partnership units, issuance of restricted shares, and reduction of compensation-related partnership loans. These charges, along with the $723.1 million gain related to the NASDAQ OMX Transaction, were recognized in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2013.

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

Another key factor in the growth of the financial intermediary sector over the past decade has been the increase in the number of new financial products. As market participants and their customers strive to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments have been developed. These new securities and derivatives are not immediately ready for more liquid and standardized electronic markets, and generally increase the need for trading and require broker-assisted execution.

Our Financial Services business faced challenging market conditions during the quarter. Most of our large bank customers reported double-digit declines in their revenues from fixed income, currency, and commodity trading. They attributed their results to a number of cyclical factors, including the Federal Reserve maintaining its quantitative easing policy, the recent budget impasse in Washington and structural issues such as the higher bank capital requirements under Basel III. Consequently, volatility in Rates, Foreign Exchange, and Equities all declined from their recent highs in June, and were at or below historical averages. This contributed to lower OTC trading volumes across most asset classes. Given this backdrop, our overall Financial Services segment revenues declined by 4.1% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Regulators in the U.S. have finalized most of the new rules across a range of financial marketplaces including OTC derivatives as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). These rules should largely be effective by the end of 2013 with ongoing phase-ins thereafter. Legislators and regulators in Europe and the Asia-Pacific region have crafted similar rules, some of which will roll out by year-end, with the remainder beginning implementation in 2014.

These OTC-related laws and proposed rules call for additional pre- and post-trade market transparency, heightened collateral and capital standards, the transacting of certain derivatives using authorized venues, central clearing of most standardized derivatives, specific business conduct standards and the delivery of transaction data to newly designated trade repositories for public dissemination.

On October 2, 2013, BGC Derivative Markets, L.P. (“BGC Derivative Markets”), a subsidiary of the Company, began operating our Swap Execution Facility (“SEF”). Mandatory Dodd-Frank compliant execution by Swap Dealers and Major Swap Participants is not scheduled to commence until the first quarter of 2014, and therefore SEF volumes to date are not indicative of the overall industry results or outlook.

In addition, BGC maintains its ownership stake in ELX, a Commodity Futures Trading Commission (“CFTC”) approved designated contract market (“DCM”), which also includes several of the world’s largest banks as equity holders. ELX has been actively planning for the launch of Dodd-Frank compliant swap and swap-futures trading.

We believe that our relative competitive position is strong in this new environment, and that we will gain market share in the U.S. This is because the new rules not only require OTC market execution venues to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, but also because recent revisions to the execution methodology rules will allow elements of voice brokerage to flourish. We are a leader in both the breadth and scale of our hybrid and fully electronic trading capability, and we expect to outperform our competitors in such an environment.

Growth Drivers

As a wholesale intermediary, our business is driven primarily by overall industry volumes in the markets in which we broker, the size and productivity of our front-office headcount (including salespeople, brokers and other front-office professionals), regulatory issues and the percentage of our revenues related to fully electronic brokerage.

Below is a brief analysis of the market and industry volumes for some of our financial services products including our overall hybrid and fully electronic trading activities.

Overall Market Volumes and Volatility

Volume is driven by a number of items, including the level of issuance for financial instruments, the price volatility of financial instruments, macro-economic conditions, the creation and adoption of new products, the regulatory environment, and the introduction and adoption of new trading technologies. In general, increased price volatility increases the demand for hedging instruments, including many of the cash and derivative products which we broker. For example, hedge funds are increasingly making use of derivatives to protect positions and preserve the capital of their more risk-averse institutional clients, which now account for almost two-thirds of assets managed by the industry, according to a recent report from J.P. Morgan.

Rates volumes in particular are also influenced by market volatility, and such volatility has been dampened due to continued quantitative easing undertaken by the U.S. Federal Reserve and other major central banks. Quantitative easing entails the central banks buying government securities or other securities in the open market—particularly longer-dated instruments—in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge—thus lowering Rates volumes across cash and derivatives markets industry-wide. As of October 2, 2013, the U.S. Federal Reserve had more than $3.1 trillion worth of long-dated U.S. Treasury and Federal Agency securities, compared with $2.1 trillion at the beginning of 2012, $1.7 trillion at the beginning of 2011, $1.4 trillion at the beginning of 2010, and zero prior to September 2008. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past three years.

In addition, the G-20 central banks have agreed to implement the Basel III accord. Basel III was drafted with the intention of making banks more stable in the wake of the financial crisis. The pact, which will be phased in starting next year, will force most large banks in G-20 nations to hold about three times as much Tier 1 capital as is required under existing rules. The capital rules make it more expensive for banks to hold assets other than sovereign debt on their balance sheet, and as a result, analysts say banks have reduced or will reduce their trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has reduced overall industry volumes in many of the products we trade, particularly in Credit.

During the three months ended September 30, 2013, industry volumes were generally lower year-over-year for most of the OTC and listed products we broker in Rates, Credit and Equities and Other Asset Classes. For example, U.S. overall fixed income volume reported by primary dealers to the Federal Reserve decreased in the quarter by almost 9% compared with a year earlier. This negatively impacted revenues industry-wide and in our Financial Services segment. In addition, our ongoing efforts to lower expenses and to improve the margins of this segment resulted in the Company selectively reducing front-office headcount earlier in the year, which lowered revenues for the quarter compared with a year earlier, but is expected to improve profitability over the long term. Below is a discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our Rates business is particularly influenced by the level of sovereign debt issuance globally. While the amount of sovereign debt outstanding continues to remain high globally by historical standards, the level of issuance has declined for many governments as budget deficits decline. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), issuance by the U.S. Treasury of interest-bearing debt for the first nine months of 2013 has declined by approximately 3% compared with a year earlier. In addition, quantitative easing has muted the impact that high levels of existing debt normally would have on secondary volumes.

Our Rates revenues are not totally dependent on market volumes and therefore do not always fluctuate consistently with industry metrics. This is largely because our voice, hybrid, and fully electronic desks in Rates often have volume discounts built into their price structure, which results in our Rates revenues being less volatile than the overall industry volumes.

Excluding the assets we sold to NASDAQ OMX, BGC’s fully electronic Rates desks increased revenues by 16.4% to $8.4 million during the third quarter of 2013. Largely as a result of the eSpeed sale, our overall Rates revenues declined by 16.9% year-over-year to $109.1 million.

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Meanwhile, these same experts expect that the effects of various forms of quantitative easing will continue to negatively impact markets for at least the next year, as economic growth remains weak in most G-20 nations. As a result, we expect long-term tailwinds in our Rates business from continuing high levels of government debt, but near-term headwinds due to quantitative easing.

Credit Volumes

The cash portion of our Credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. Global credit derivative market turnover has declined due to uncertainty surrounding recently enacted rules for the clearing of credit derivatives in the U.S. In addition, corporate and asset-backed bond trading has declined for many of our large bank customers as they reduce their inventory of bonds in order to comply with Basel III. This was partially offset by strong corporate bond issuance over the past several quarters, as borrowers took advantage of record-low interest rates. The net impact of these trends was reflected in the combined Federal Reserve volumes for agency, corporate and mortgage-backed bonds—a reflection of the cash market—being down by 16% year-over-year for the third quarter of 2013, and by dealer-to-dealer gross notional outstanding amount of credit derivatives as reported by the Depository Trust & Clearing Corporation—a reflection of the derivatives market—being down by 10% year-over-year. Our overall Credit revenues declined by 19.9%, which was reflective of mixed overall volume trends in the credit markets globally.

Foreign Exchange Volumes and Volatility

Global foreign exchange (“FX”) volume decreased in the third quarter of 2013 as volatility—as measured by the Deutsche Bank FX Volatility Index, or CVIX—remained below its trailing ten-year average. Our overall FX revenues were down by 3.1%, which was generally better than the comparable FX volume declines of between 6% and 21% reported by CME, Reuters and EBS.

Equity-Related Volumes and Volatility

Global Equity markets also continued to be challenging during the quarter. While U.S. equity options average daily volumes were flat year-over-year according to the OCC during the third quarter of 2013, equity derivatives average daily volumes were down by 20% at Eurex and by 31% at Euronext. In comparison, our overall revenues from Equities and Other Asset Classes increased by 0.9%, and we believe we continued to gain market share.

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

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers that dominate the OTC markets had generally been hesitant in adopting electronically traded products. However, in recent years, hybrid and fully electronic inter-dealer OTC markets for products, including CDS indices, FX options, and most recently interest rate swaps, have sprung up as banks and dealers have become more open to electronically traded products and as firms like us have invested in the kinds of technology favored by our customers. Pending regulation in Europe and the U.S. regarding banking, capital markets, and OTC derivatives is likely to hasten the spread of fully electronic trading and we expect to benefit from the new rules regarding OTC derivatives once they are finalized. Our understanding is that the rules being discussed will continue to allow for trading through a variety of means, including voice, and we believe the net impact of these rules and the new bank capital requirements will encourage the growth of fully electronic trading for a number of products we broker.

The combination of more market acceptance of hybrid and fully electronic trading and our competitive advantage in terms of technology and experience has contributed to our strong gains in electronically traded products. During the third quarter of 2013, we continued to invest in hybrid and fully electronic technology broadly across our financial services product categories.

Total Financial Services segment revenues from electronically traded products, market data, and software solutions were $17.8 million or 6.4% of segment revenues for the three months ended September 30, 2013, compared with $42.5 million or 14.5% for the three months ended September 30, 2012, largely as a result of the eSpeed sale. Excluding the assets we sold to NASDAQ OMX, our technology-based Financial Services segment revenues were $19.3 million or 7.2% of segment revenues for the three months ended September 30, 2012. We now offer electronically traded products on over half of our Financial Services segment’s approximately 200 desks. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of our technology-based businesses to further improve this segment’s profitability.

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

Newmark Grubb Knight Frank continued to show strong growth and generated almost 34 percent of our revenues in the three months ended September 30, 2013. NGKF has completed the integration of Grubb & Ellis, while continuing to build its brand by accretively acquiring businesses, hiring talent around the country, and winning large Global Corporate Services assignments. We believe that this will significantly expand the earnings margins for the Real Estate Services segment.

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

Economic Growth in the U.S.

The U.S. economy is believed to have expanded by an annualized rate of 1.9% in the third quarter of 2013 according to Moody’s Analytics, below the post-recession average of 2.2%. The Bureau of Labor Statistics reported that employers added a monthly average of 143,000 net new payroll jobs during the third quarter, far below the monthly average of 195,000 in the first half of 2013 and the 2012 average of 183,000. After spiking late in the second quarter, the 10-year Treasury yield continued to rise through early September, approaching 3%, only to fall back to 2.64% at the end of the quarter—still low by historical standards. The 16-day partial government shutdown that began on October 1 and the debt ceiling debate between Congress and the White House, which took a toll on consumer and business confidence, seemed to have little impact on long-term yields as investors anticipated an accord. The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of excess space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and low interest rates helped push vacancy rates down for the office, apartment, retail and industrial markets. The low level of new construction over the past few years has meant that tenants have been funneled into existing vacant space with the exception of apartments, where construction has propelled the market into a new expansion cycle. Asking rental rates posted moderate gains across all property types in the third quarter, propelled by demand for Class A assets in the top submarkets. The following trends drove the commercial real estate market in the third quarter of 2013:

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

Market Statistics

Following the financial crises of 2007/2008, the U.S. commercial property market generally saw steep declines in activity in 2009. In 2010, the market began to revive, and by the end of 2011 there were signs that the recovery was continuing, although still not at levels seen prior to the crisis. If the U.S. economy continues to expand at the moderate pace envisioned by many economists in 2014, we would expect this to fuel the continued recovery in commercial real estate.

Although overall industry metrics are not necessarily as correlated to our revenues for Real Estate Services as they are in our Financial Services products, they do provide some indication of the general direction of the business. According to Newmark Grubb Knight Frank Research, the overall vacancy rate for office properties in the nation’s key markets ended the third quarter at 15.0%, down from 15.8% a year earlier and the lowest level since the first quarter of 2009. The national vacancy rate for industrial properties was 7.8% at September 30, 2013, an improvement on the 8.5% rate measured one year ago. Rents for all property types in the U.S. continued to improve modestly. CoStar Group (a leading provider of information and analytic services) reported similar improvements in vacancy rates and rents for the national office, industrial, and retail markets.

In terms of commercial real estate sales metrics, according to CoStar, average prices were up 9% year-over-year through August 2013 (the most recent data available). The dollar volume of property sales through the first nine months of 2013 rose by 27% above the same period in 2012 according to Real Capital Analytics. In comparison, our Real Estate Services brokerage revenue increased by 9.1% year-over-year primarily due to growth resulting from our recent acquisitions (Frederick Ross and Smith Mack) as well as organic growth.

REGULATORY ENVIRONMENT

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for information related to our regulatory environment.

LIQUIDITY

See “Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.

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

As of September 30, 2013, our front-office headcount was down by approximately 5.6% year-over-year to 2,432 brokers, salespeople and other front-office professionals. For the three months ended September 30, 2013, average revenue generated per front-office employee was approximately $144,000, a decrease of 5.3% from the three months ended September 30, 2012 when it was approximately $152,000. Front-office headcount included 1,545 brokers, salespeople and other front-office professionals in Financial Services, with average revenue generated per front-office employee of approximately $158,000, down 6.0% year-over-year, and 887 brokers, salespeople and other front-office professionals in Real Estate Services, with average revenue generated per front-office employee of approximately $120,000, which was approximately flat year-over-year.

The 5.3% change in overall company revenue per front-office employee was primarily driven by a decrease in revenue per front-office employee in Financial Services, which decreased 6.0% year-over-year. This decrease was the result of decreased revenues in Financial Services year-over-year—largely as a result of the eSpeed sale—partially offset by lower headcount. The decreased headcount year-over-year in our Financial Services segment is a result of our ongoing efforts to lower expenses in our Financial Services segment and corporate areas (see “Financial Highlights”). Excluding eSpeed revenues and eSpeed headcount, revenue per front-office employee in Financial Services was up by approximately 1% year-over-year.

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

During the nine months ended September 30, 2013, we acquired the business and certain assets of Sterling International Brokers Limited, a London-based financial brokerage firm specializing in Pound Sterling and other major currency transactions.

FINANCIAL HIGHLIGHTS

For the three months ended September 30, 2013, we had income from operations before income taxes of $42.7 million compared to $3.6 million, an increase of $39.1 million from the year earlier period. Total revenues decreased approximately $7.0 million and total expenses decreased approximately $46.0 million. For the nine months ended September 30, 2013, we had income from operations before income taxes of $264.6 million compared to $27.0 million, an increase of $237.6 million from the year earlier period. Total revenues increased approximately $786.7 million and total expenses increased approximately $549.0 million.

Total revenues were $433.3 million and $440.3 million for the three months ended September 30, 2013 and 2012, respectively, representing a 1.6% decrease. The main factors contributing to this change were:

•

Total brokerage revenues decreased for the three months ended September 30, 2013 compared to the year earlier period, due to a decline in revenues for Rates, Credit and Foreign Exchange, partially offset by higher revenues in Real Estate and

Equities and Other Asset Classes. The decrease in Rates revenue was partially due to the sale of the eSpeed business in June 2013. The increase in Real Estate revenues was due to growth resulting from our recent acquisitions (Frederick Ross and Smith Mack) as well as organic growth.

•	Other revenues increased due to the $31.9 million recognized on the earn-out related to the NASDAQ OMX Transaction.

Total revenues were $2,071.5 million and $1,284.8 million for the nine months ended September 30, 2013 and 2012, respectively, representing a 61.2% increase. The main factors contributing to the increase were:

•	The $723.1 million gain on divestiture recorded in the nine months ended September 30, 2013 related to the NASDAQ OMX Transaction in the second quarter of 2013.

•

Real estate brokerage and real estate management services revenues increased for the nine months ended September 30, 2013 compared to the year earlier period. The increase was primarily related to the stabilization of the Grubb & Ellis brokers after the transition out of bankruptcy and a more favorable real estate environment as well as growth resulting from our recent acquisitions (Frederick Ross and Smith Mack).

Total compensation and employee benefits expense decreased by $19.7 million or 6.8% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, and increased by $526.1 million or 61.8% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease in total compensation and employee benefits expense for the three months ended September 30, 2013 was primarily related to a decrease in compensation expense associated with lower production revenues and a decrease in the charges related to the granting of exchangeability to limited partnership units in the three months ended September 30, 2013 as compared to the year earlier period. The increase in total compensation and employee benefits expense for the nine months ended September 30, 2013 was primarily due to the compensation charges of approximately $465 million related to the redemption/exchange of partnership units, issuance of restricted shares, and the reduction of compensation-related partnership loans in connection with our Global Partnership Restructuring Program (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein).

The three months ended September 30, 2013 continued to be a challenging period in the financial services industry. Even in this difficult environment, we believe we are well positioned as we continue to increase the scale and depth of our real estate platform and continue to seek market driven opportunities to expand our business in numerous financial asset classes. We believe our overall performance will improve as we continue to increase the percentage of Financial Services segment revenues generated from fully electronic trading, and extend our employment agreements through our Global Partnership Restructuring Program. We believe these initiatives will continue to improve our competitive position in the marketplace and improve employee retention.

Our ongoing efforts to lower expenses in our Financial Services segment and corporate areas resulted in reduced headcount compared with a year earlier while also lowering non-compensation expenses in both absolute terms and as a percentage of revenues. We remain on target to reduce overall expenses by at least $50 million on an annualized basis by the end of 2013 as compared with the second half of 2012 run-rate. We also expect to reduce costs by another approximately $50 million annualized and thus improve profitability in the Financial Services segment during 2014.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Results	Percentage of Total Revenues	Results	Percentage of Total Revenues	Results	Percentage of Total Revenues	Results	Percentage of Total Revenues
Revenues:
Commissions	$283,293	65.4%	$302,874	68.8%	$906,829	43.8%	$882,659	68.7%
Principal transactions	67,785	15.6	76,417	17.4	241,131	11.6	259,848	20.2

Total brokerage revenues	351,078	81.0	379,291	86.2	1,147,960	55.4	1,142,507	88.9
Real estate management services	40,447	9.3	39,672	9.0	119,608	5.8	81,563	6.3
Fees from related parties	8,071	1.9	13,102	3.0	33,461	1.6	39,143	3.0
Market data	1,178	0.3	4,166	0.9	8,946	0.4	13,120	1.0
Software solutions	444	0.1	2,485	0.6	5,540	0.3	7,421	0.6
Interest income	1,563	0.4	1,397	0.3	4,762	0.2	5,135	0.4
Other revenues	33,269	7.7	3,199	0.7	35,274	1.7	4,030	0.4
Gain on divestiture	—	—	—	—	723,147	34.9	—	—
Losses on equity investments	(2,705)	(0.7)	(2,995)	(0.7)	(7,217)	(0.3)	(8,103)	(0.6)

Total revenues	433,345	100.0	440,317	100.0	2,071,481	100.0	1,284,816	100.0
Expenses:
Compensation and employee benefits	264,018	60.9	288,669	65.6	1,319,089	63.7	843,567	65.7
Allocation of net income to limited partnership units and founding/working partner units	4,989	1.2	56	—	58,511	2.8	7,945	0.6

Total compensation and employee benefits	269,007	62.1	288,725	65.6	1,377,600	66.5	851,512	66.3
Occupancy and equipment	37,908	8.7	40,010	9.1	114,475	5.5	115,331	9.0
Fees to related parties	2,022	0.5	2,837	0.6	7,151	0.3	9,525	0.7
Professional and consulting fees	11,772	2.7	18,062	4.1	38,080	1.8	56,896	4.4
Communications	22,451	5.2	22,863	5.2	69,547	3.4	66,223	5.2
Selling and promotion	19,839	4.6	22,153	5.0	63,393	3.1	65,112	5.1
Commissions and floor brokerage	5,075	1.2	5,675	1.3	17,243	0.8	17,188	1.3
Interest expense	9,164	2.1	9,758	2.2	28,853	1.4	24,894	1.9
Other expenses	13,444	3.1	26,622	6.1	90,528	4.4	51,161	4.0

Total expenses	390,682	90.2	436,705	99.2	1,806,870	87.2	1,257,842	97.9

Income from operations before income taxes	42,663	9.8	3,612	0.8	264,611	12.8	26,974	2.1
Provision for income taxes	10,675	2.4	2,623	0.6	92,481	4.5	9,895	0.8

Consolidated net income	31,988	7.4	989	0.2	172,130	8.3	17,079	1.3
Less: Net income attributable to noncontrolling interest in subsidiaries	6,662	1.6	1,440	0.3	105,340	5.1	7,383	0.5

Net income (loss) available to common stockholders	$25,326	5.8%	$(451)	(0.1)%	$66,790	3.2%	$9,696	0.8%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $28.2 million, or 7.4%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Commission revenues decreased by $19.6 million, or 6.5%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Principal transactions revenues decreased by $8.6 million, or 11.3%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

The decrease in brokerage revenues was primarily driven by decreases in the revenues for Rates, Credit and FX, partially offset by increased revenues in Real Estate and Equities and Other Asset Classes.

The decrease in Rates revenues of $22.3 million was partially due to the sale of the eSpeed business in June 2013 and partially attributable to general market deterioration.

Our fully electronic Credit revenues decreased by 31.9% as compared to the three months ended September 30, 2012, and our overall Credit revenues decreased by 19.9% to $54.4 million in the three months ended September 30, 2013. The decrease was primarily due to lower trading volumes and a general market deterioration.

Our overall FX revenues were down by 3.1% to $47.4 million for the three months ended September 30, 2013. This decrease was less than the comparable volume figures reported by CME, EBS and Reuters.

Real Estate brokerage revenues increased by $8.8 million for the three months ended September 30, 2013. The increase was primarily due to growth resulting from our recent acquisitions (Frederick Ross and Smith Mack) as well as organic growth.

Global equity markets continued to be difficult, and equity-related volumes were down by 20% and 31%, respectively, according to the Eurex and Euronext. In comparison, our revenues from Equities and Other Asset Classes increased by 0.9%.

Real Estate Management Services

Real estate management services revenues increased by $775 thousand, to $40.4 million for the three months ended September 30, 2013.

Fees from Related Parties

Fees from related parties decreased by $5.0 million, or 38.4%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease was primarily due to decreased revenues related to ELX (as a result of the sale of the eSpeed business to NASDAQ OMX in June 2013) and lower technology service fees.

Market Data

Market data revenues decreased by $3.0 million, or 71.7%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This decrease was primarily due to the sale of the eSpeed business to NASDAQ OMX in June 2013, as well as an overall decline in the U.S. Treasuries business.

Software Solutions

Software solutions revenues decreased by $2.0 million, or 82.1%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily due to the sale of our Kleos Managed Services, Dedicated Network Access and Disaster Recovery businesses to NASDAQ OMX in June 2013.

Interest Income

Interest income increased by $166 thousand, or 11.9%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Other Revenues

Other revenues increased by $30.1 million to $33.3 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase was primarily due to $31.9 million recognized on the earn-out related to the NASDAQ OMX Transaction.

Losses on Equity Investments

Losses on equity investments decreased by $290 thousand, or 9.7%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Losses on equity investments represent our pro rata share of the net losses on investments over which we have significant influence but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $24.7 million, or 8.5%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The main drivers of this decrease were a decrease in compensation expense associated with lower production revenues and a decrease in the charges related to the granting of exchangeability to limited partnership units in the three months ended September 30, 2013 as compared to the year earlier period.

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units increased by $4.9 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Allocation of income to limited partnership units and founding/working partner units represents the allocation of earnings to be distributed to such partners. The allocation of income to limited partnership units and founding/working partner units for the three months ended September 30, 2013 was $5.0 million. The increase in the three months ended September 30, 2013 as compared to the year earlier period relates to improved net income in the three months ended September 30, 2013 as compared to the year earlier period.

Occupancy and Equipment

Occupancy and equipment expense decreased by $2.1 million, or 5.3%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This decrease was primarily due to lower depreciation and amortization expenses due to the sale of assets in the NASDAQ OMX Transaction as well as lower rent in our Real Estate Services segment related to office consolidations resulting from the integration of NGKF. These decreases were partially offset by a provision recorded in the three months ended September 30, 2013 related to a subleasing arrangement.

Fees to Related Parties

Fees to related parties decreased by $0.8 million, or 28.7%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $6.3 million, or 34.8%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease was primarily due to decreased costs associated with legal matters as well as lower costs related to acquisitions.

Communications

Communications expense decreased by $0.4 million, or 1.8%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. As a percentage of total revenues, communications expense remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense decreased by $2.3 million, or 10.4%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. As a percentage of total brokerage revenues, selling and promotion expenses remained relatively unchanged across the two periods at approximately 5.7% and 5.8%, respectively.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $0.6 million, or 10.6%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease was primarily driven by reduced clearing and transfer costs due to the sale of the eSpeed business to NASDAQ OMX as well as lower exchange and clearing costs in line with the decrease in revenues.

Interest Expense

Interest expense decreased by $0.6 million, or 6.1%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease was primarily related to lower interest expense given that certain of our secured debt obligations were repaid during the second quarter of 2013, ahead of the NASDAQ OMX Transaction.

Other Expenses

Other expenses decreased by $13.2 million, or 49.5%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease was primarily due to a decrease in the expense associated with our annual Charity Day. In 2013, the Charity Day expense was recognized in the second quarter as part of an overall commitment to make charitable contributions. During 2012, the Charity Day expense was recognized in the three months ended September 30, 2012.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $5.2 million, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in net income attributable to noncontrolling interest in subsidiaries relates to the increased income in the three months ended September 30, 2013.

Provision for Income Taxes

Provision for income taxes increased to $10.7 million for the three months ended September 30, 2013 as compared to $2.6 million for the three months ended September 30, 2012. This increase was primarily driven by an increase in U.S. taxable income in the three months ended September 30, 2013 as compared to the year earlier period. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

Brokerage Revenues

Total brokerage revenues increased by $5.5 million, or 0.5%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Commission revenues increased by $24.2 million or 2.7%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Principal transactions revenues decreased by $18.7 million, or 7.2%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

The increase in brokerage revenues was primarily driven by increases in the revenues for Real Estate and FX, partially offset by lower revenues in Rates, Credit products and Equities and Other Asset Classes.

The decrease in Rates revenues of $20.2 million was partially due to the sale of the eSpeed business in June 2013 and partially attributable to general market deterioration.

Our Credit revenues declined by 14.2% to $190.9 million in the nine months ended September 30, 2013, which was primarily due to a decline in trading volumes in Europe.

Our fully electronic FX volumes and revenues increased by approximately 36.3% and 8.6%, respectively, in the nine months ended September 30, 2013. Our overall FX revenues were up by 4.1% to $167.4 million for the nine months ended September 30, 2013.

Real Estate brokerage revenues increased by $55.2 million for the nine months ended September 30, 2013, primarily due to the acquisition of Grubb & Ellis in the second quarter of 2012. Industry trends in sales and leasing remain favorable for the U.S. Commercial Real Estate market.

Global equity markets continued to be difficult, for example, and equity-related volumes were down by 9.2% and 4.1%, respectively, according to Euronext and Deutsche Boerse. In comparison, BGC’s revenues from Equities and Other Asset Classes decreased by 3.8%.

Real Estate Management Services

Real estate management services revenues increased by $38.0 million, or 46.6% for the nine months ended September 30, 2013, primarily due to the acquisition of Grubb & Ellis in the second quarter of 2012.

Fees from Related Parties

Fees from related parties decreased by $5.7 million, or 14.5%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease was primarily due to decreased revenues related to ELX and lower technology service fees.

Market Data

Market data revenues decreased by $4.2 million, or 31.8%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This decrease was primarily due to the sale of the eSpeed business to NASDAQ OMX in June 2013, as well as to an overall decline in the U.S. Treasuries business.

Software Solutions

Software solutions revenues decreased by $1.9 million, or 25.3%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to the sale of our Kleos Managed Services, Dedicated Network Access and Disaster Recovery businesses to NASDAQ OMX in June 2013.

Interest Income

Interest income decreased by $0.4 million, or 7.3%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease was primarily related to our notes receivable, which were a component of the consideration transferred with respect to the acquisition of Grubb & Ellis in the second quarter of 2012.

Other Revenues

Other revenues increased by $31.2 million to $35.3 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase was primarily due to the $31.9 million recognized on the earn-out related to the NASDAQ OMX Transaction.

Gain on Divestiture

The gain on divestiture related to the NASDAQ OMX Transaction was $723.1 million for the nine months ended September 30, 2013.

Losses on Equity Investments

Losses on equity investments decreased by $0.9 million, or 10.9%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Losses on equity investments represent our pro rata share of the net losses on investments over which we have significant influence but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $475.5 million, or 56.4%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The main drivers of this increase were the compensation charges of approximately $465 million we incurred during the nine months ended September 30, 2013 related to the redemption/exchange of partnership units, issuance of restricted shares, and the reduction of compensation-related partnership loans in connection with our Global Partnership Restructuring Program. In addition, a component of the increase was the result of having the NGKF business in place for the full nine months ended September 30, 2013 while only in place for a portion of the year earlier period, as we completed the acquisition of Grubb & Ellis on April 13, 2012.

Allocations of Net Income to Limited Partnership Units and Founding/Working Partner Units

Allocation of income to limited partnership units and founding/working partner units increased by $50.6 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Allocation of income to limited partnership units and founding/working partner units represents the allocation of earnings to be distributed to such partners. The allocation of income to limited partnership units and founding/working partner units for the nine months ended September 30, 2013 was $58.5 million. The increase relates to our increased earnings in the nine months ended September 30, 2013 as compared to the year earlier period.

Occupancy and Equipment

Occupancy and equipment expense decreased by $0.9 million, or 0.7%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease was primarily due to lower depreciation and amortization expenses related to the sale of assets in the NASDAQ OMX Transaction and a decrease in non-capitalized office equipment purchases in the nine months ended September 30, 2013 as compared to the year earlier period. These decreases were partially offset by increases in rent and occupancy costs primarily driven by having the Grubb & Ellis component of our Real Estate Services segment in place for the full nine months ended September 30, 2013 as compared to only a portion of the year earlier period.

Fees to Related Parties

Fees to related parties decreased by $2.4 million, or 24.9%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $18.8 million, or 33.1%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease was primarily due to decreased costs associated with legal and regulatory matters, as well as reduced costs associated with acquisitions as compared to the nine months ended September 30, 2012.

Communications

Communications expense increased by $3.3 million, or 5.0%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This increase was primarily driven by increased market data and communication costs associated with our increased headcount.

Selling and Promotion

Selling and promotion expense decreased by $1.7 million, or 2.6%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Selling and promotion expenses as a percentage of total brokerage revenues remained relatively unchanged at approximately 5.5% and 5.7% for the nine months ended September 30, 2013 and 2012, respectively.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $55 thousand, or 0.3%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease was primarily driven by reduced clearing and transfer costs due to the sale of the eSpeed business to NASDAQ OMX.

Interest Expense

Interest expense increased by $4.0 million, or 15.9%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase was primarily related to our issuance of the 8.125% Senior Notes in June 2012.

Other Expenses

Other expenses increased by $39.4 million, or 76.9%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase was primarily due to an increase in costs associated with hiring brokers and a commitment to make charitable contributions. In addition, the costs related to the Grubb & Ellis business were in place for the full nine months ended September 30, 2013 as compared to only a portion of the nine months ended September 30, 2012.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $98.0 million to $105.3 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in net income attributable to noncontrolling interest in subsidiaries relates to the increased income in the nine months ended September 30, 2013.

Provision for Income Taxes

Provision for income taxes increased to $92.5 million for the nine months ended September 30, 2013 as compared to $9.9 million for the nine months ended September 30, 2012. This increase was primarily driven by an increase in taxable income in the nine months ended September 30, 2013 as compared to the year earlier period as well as by an increase in taxes related to the gain on the NASDAQ OMX Transaction. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

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

Three months ended September 30, 2013 (in thousands):

	Financial Services*	Real Estate Services*	Corporate Items	Total
Total revenues	$280,607	$145,837	$6,901	$433,345
Total expenses	227,023	132,238	31,421	390,682

Income (loss) from operations before income taxes	$53,584	$13,599	$(24,520)	$42,663

*	For the three months ended September 30, 2013, the Financial Services segment revenues include $31.9 million related to the earn-out portion of the NASDAQ OMX Transaction consideration. For the three months ended September 30, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $1.9 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended September 30, 2012 (in thousands):

	Financial Services	Real Estate Services*	Corporate Items	Total
Total revenues	$292,592	$136,292	$11,433	$440,317
Total expenses	248,350	126,478	61,877	436,705

Income (loss) from operations before income taxes	$44,242	$9,814	$(50,444)	$3,612

*	For the three months ended September 30, 2012, the Real Estate Services segment income (loss) from operations before income taxes excludes $6.3 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Segment Results for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues

•

Revenues for Financial Services decreased approximately $12.0 million, or 4.1%, to $280.6 million for the three months ended September 30, 2013 from $292.6 million for the three months ended September 30, 2012. The decrease in revenues for our Financial Services segment was primarily due to a decrease in Rates and Credit revenue, partially offset by revenue related to the earn-out portion of the NASDAQ OMX Transaction consideration.

•

Revenues for Real Estate Services increased approximately $9.5 million, or 7.0%, to $145.8 million for the three months ended September 30, 2013 from $136.3 million for the three months ended September 30, 2012. The increase in revenues for our Real Estate Services segment was due to growth resulting from our recent acquisitions (Frederick Ross and Smith Mack) as well as organic growth.

Expenses

•

Total expenses for Financial Services decreased approximately $21.4 million, or 8.6%, to $227.0 million for the three months ended September 30, 2013 from $248.4 million for the three months ended September 30, 2012. The decrease in expenses for our Financial Services segment was primarily due to decreases in compensation, occupancy and equipment, and selling and promotion expenses compared to the prior year period.

•

Total expenses for Real Estate Services increased approximately $5.7 million, or 4.6%, to $132.2 million for the three months ended September 30, 2013 from $126.5 million for the three months ended September 30, 2012. The increase in expenses for our Real Estate Services segment was primarily due to increases in compensation expenses compared to the prior year period.

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services increased approximately $9.4 million, or 21.1%, to $53.6 million for the three months ended September 30, 2013 from $44.2 million for the three months ended September 30, 2012. The increase in income (loss) from operations before income taxes for our Financial Services segment was primarily due to lower expenses, as described above, partially offset by lower revenues, as also described above.

•

Income (loss) from operations before income taxes for Real Estate Services increased $3.8 million, or 38.6%, to $13.6 million for the three months ended September 30, 2013 from $9.8 million for the three months ended September 30, 2012. The increase in income (loss) from operations before income taxes for our Real Estate Services segment was due to increased revenues, as described above, partially offset by an increase in expenses, as also described above.

Nine months ended September 30, 2013 (in thousands):

	Financial Services*	Real Estate Services*	Corporate Items*	Total
Total revenues	$920,790	$401,587	$749,104	$2,071,481
Total expenses	746,789	381,845	678,236	1,806,870

Income (loss) from operations before income taxes	$174,001	$19,742	$70,868	$264,611

*	For the nine months ended September 30, 2013, the Financial Services segment revenues include $31.9 million related to the earn-out portion of the NASDAQ OMX Transaction consideration. For the nine months ended September 30, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $9.2 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting. For the nine months ended September 30, 2013, Corporate Items income (loss) from operations before income taxes includes a $723.1 million gain on divestiture related to the NASDAQ OMX Transaction and approximately $465 million in compensation expense related to the Global Partnership Restructuring Program.

Nine months ended September 30, 2012 (in thousands):

	Financial Services	Real Estate Services*	Corporate Items	Total
Total revenues	$946,471	$308,906	$29,439	$1,284,816
Total expenses	767,302	295,195	195,345	1,257,842

Income (loss) from operations before income taxes	$179,169	$13,711	$(165,906)	$26,974

*	For the nine months ended September 30, 2012, the Real Estate Services segment income (loss) from operations before income taxes excludes $17.7 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Segment Results for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues

•

Revenues for Financial Services decreased approximately $25.7 million, or 2.7%, to $920.8 million for the nine months ended September 30, 2013 from $946.5 million for the nine months ended September 30, 2012. The decrease in revenues for our Financial Services segment was primarily due to a decline in brokerage revenues in Rates, Credit and Equities and Other Asset Classes, partially offset by an increase in FX and the $31.9 million recognized on the earn-out related to the NASDAQ OMX Transaction.

•

Revenues for Real Estate Services increased approximately $92.7 million, or 30.0%, to $401.6 million for the nine months ended September 30, 2013 from $308.9 million for the nine months ended September 30, 2012. The increase in revenues for our Real Estate Services segment was primarily due to the stabilization of the Grubb & Ellis brokers after the transition out of bankruptcy and a more favorable real estate environment as well as growth resulting from our recent acquisitions (Frederick Ross and Smith Mack).

Expenses

•

Total expenses for Financial Services decreased approximately $20.5 million, or 2.7%, to $746.8 million for the nine months ended September 30, 2013 from $767.3 million for the nine months ended September 30, 2012.

•

Total expenses for Real Estate Services increased approximately $86.6 million, or 29.4%, to $381.8 million for the nine months ended September 30, 2013 from $295.2 million for the nine months ended September 30, 2012. The increase in expenses for our Real Estate Services segment was primarily due to our acquisition of substantially all of the assets of Grubb & Ellis in April of 2012 and our other recent acquisitions (Frederick Ross and Smith Mack).

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services decreased approximately $5.2 million, or 2.9%, to $174.0 million for the nine months ended September 30, 2013 from $179.2 million for the nine months ended September 30, 2012. The decrease in income (loss) from operations before income taxes for our Financial Services segment was primarily due to lower revenues, as described above, partially offset by lower expenses, as also described above.

•

Income (loss) from operations before income taxes for Real Estate Services increased $6.0 million, or 44.0%, to $19.7 million for the nine months ended September 30, 2013 from $13.7 million for the nine months ended September 30, 2012. The increase in income (loss) from operations before income taxes for our Real Estate Services segment was due to increased revenues, as described above, partially offset by an increase in expenses, as also described above.

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

	September 30, 2013 (1)(2)	June 30, 2013 (2)(3)	March 31, 2013 (2)	December 31, 2012 (2)	September 30, 2012 (2)	June 30, 2012 (2)	March 31, 2012	December 31, 2011
Revenues:
Commissions	$283,293	$324,832	$298,704	$293,350	$302,874	$308,438	$271,347	$250,921
Principal transactions	67,785	85,349	87,997	76,312	76,417	83,686	99,745	79,888
Real estate management services	40,447	39,823	39,338	41,141	39,672	37,930	3,961	1,222
Fees from related parties	8,071	12,242	13,148	14,016	13,102	13,494	12,547	15,366
Market data	1,178	3,643	4,125	4,182	4,166	3,990	4,964	4,042
Software solutions	444	2,530	2,566	2,541	2,485	2,487	2,449	2,472
Interest income	1,563	1,651	1,548	1,371	1,397	1,543	2,195	1,351
Other revenues	33,269	1,174	831	52,936	3,199	622	209	1,777
Gain on divestiture	—	723,147	—	—	—	—	—	—
Losses on equity investments	(2,705)	(1,224)	(3,288)	(3,672)	(2,995)	(2,652)	(2,456)	(1,870)

Total revenues	433,345	1,193,167	444,969	482,177	440,317	449,538	394,961	355,169
Expenses:
Compensation and employee benefits	264,018	765,679	289,392	316,097	288,669	308,029	246,869	216,298
Allocations of net income to limited partnership units and founding/working partner units	4,989	46,084	7,438	5,019	56	1,909	5,980	—

Total compensation and employee benefits	269,007	811,763	296,830	321,116	288,725	309,938	252,849	216,298
Occupancy and equipment	37,908	37,340	39,227	40,018	40,010	39,092	36,229	34,118
Fees to related parties	2,022	2,286	2,843	2,267	2,837	3,169	3,519	2,719
Professional and consulting fees	11,772	11,367	14,941	15,881	18,062	19,515	19,319	19,569
Communications	22,451	22,755	24,341	24,584	22,863	21,402	21,958	21,753
Selling and promotion	19,839	23,239	20,315	20,928	22,153	23,513	19,446	19,951
Commissions and floor brokerage	5,075	6,397	5,771	5,545	5,675	5,833	5,680	6,311
Interest expense	9,164	9,989	9,700	9,991	9,758	7,578	7,558	8,689
Other expenses	13,444	59,780	17,304	13,084	26,622	15,048	9,491	14,939

Total expenses	390,682	984,916	431,272	453,414	436,705	445,088	376,049	344,347
Income from operations before income taxes	42,663	208,251	13,697	28,763	3,612	4,450	18,912	10,822
Provision for income taxes	10,675	78,711	3,095	10,329	2,623	70	7,202	3,905

Consolidated net income	31,988	129,540	10,602	18,434	989	4,380	11,710	6,917

Less: Net income attributable to noncontrolling interest in subsidiaries	6,662	95,074	3,604	4,266	1,440	2,422	3,521	3,077

Net income (loss) available to common stockholders	$25,326	$34,466	$6,998	$14,168	$(451)	$1,958	$8,189	$3,840

(1)	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
(2)	Information includes Grubb & Ellis effective April 13, 2012.
(3)	Amounts include gains related to the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.

The tables below detail our brokerage revenues by product category for the indicated periods (in thousands):

	For the Three Months Ended
	September 30, 2013 (1)(2)	June 30, 2013 (2)	March 31, 2013 (2)	December 31, 2012 (2)	September 30, 2012 (2)	June 30, 2012 (2)	March 31, 2012	December 31, 2011
Brokerage revenue by product:
Rates	$109,110	$138,299	$144,992	$119,791	$131,359	$134,402	$146,884	$128,115
Credit	54,410	67,343	69,142	62,225	67,926	70,084	84,371	66,148
Foreign Exchange	47,393	60,692	59,348	47,130	48,910	53,240	58,731	47,383
Real Estate	105,303	103,155	73,249	104,492	96,551	92,682	37,285	44,980
Equities and Other Asset Classes	34,862	40,692	39,970	36,024	34,545	41,716	43,821	44,183

Total brokerage revenues	$351,078	$410,181	$386,701	$369,662	$379,291	$392,124	$371,092	$330,809

Brokerage revenue by product (percentage):
Rates	31.1%	33.7%	37.5%	32.4%	34.6%	34.3%	39.6%	38.7%
Credit	15.5	16.4	17.9	16.8	17.9	17.9	22.7	20.0
Foreign Exchange	13.5	14.8	15.3	12.7	12.9	13.6	15.8	14.3
Real Estate	30.0	25.1	19.0	28.3	25.5	23.6	10.1	13.6
Equities and Other Asset Classes	9.9	10.0	10.3	9.8	9.1	10.6	11.8	13.4

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic:
Voice/hybrid	$334,864	$374,397	$349,854	$339,155	$346,251	$358,395	$335,572	$299,307
Fully electronic	16,214	35,784	36,847	30,507	33,040	33,729	35,520	31,502

Total brokerage revenues	$351,078	$410,181	$386,701	$369,662	$379,291	$392,124	$371,092	$330,809

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	95.4%	91.3%	90.5%	91.7%	91.3%	91.4%	90.4%	90.5%
Fully electronic	4.6	8.7	9.5	8.3	8.7	8.6	9.6	9.5

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
(2)	Information includes Grubb & Ellis effective April 13, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term funding (equity and long-term debt) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at September 30, 2013 were $2.9 billion, an increase of 79.9% as compared to December 31, 2012. The increase in total assets was driven primarily by an increase in cash and in receivables from broker-dealers, clearing organizations, customers and related broker-dealers. We maintain a significant portion of our assets in cash, with our cash position (which we define as “cash and cash equivalents,” “marketable securities” and unencumbered “securities owned” held for liquidity purposes) at September 30, 2013 of $826.9 million. See “Cash Position Analysis” below for a further discussion of cash and cash equivalents.

As part of our cash management process, especially in light of the proceeds of the NASDAQ OMX Transaction, we may enter into tri-party reverse repurchase agreements and other short term investments, some of which may be with Cantor. As of September 30, 2013, we had no reverse repurchase agreements outstanding with Cantor.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2013, we had $200 million invested in the program.

Funding

Our funding base consists of longer-term capital (equity, notes payable and collateralized borrowings), shorter-term liabilities (including our credit facility to the extent drawn) and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances significantly exceed our unsecured letters of credit, unsecured bank borrowings and the amortization of our collateralized long-term debt. We have also entered into secured loan arrangements, which are repayable in consecutive monthly installments with the final payments due in December 2016. We believe that cash in and available to our largest regulated entities, inclusive of fixed asset financing and financing provided by clearing banks, is adequate for potential cash demands of normal operations such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends issued pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

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

At the end of the second quarter of 2013, we redeemed or exchanged approximately 77 million units from the partners of BGC Holdings. We granted approximately 45 million shares of our Class A common stock, of which approximately 39 million were restricted shares. We also paid the withholding taxes owed on behalf of these partners related to this redemption/exchange and issuance. The restricted shares are generally saleable by partners in good standing after five to ten years, provided that these partners have not engaged in competitive activities for a certain period of time. Partners who agree to extend the lengths of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period.

Taken together, these actions reduced our fully diluted share count by approximately 32 million shares. We believe that the expected modifications of arrangements with employees and partners will also materially reduce the rate of employee/partner share issuance going forward. As a consequence of the above, we incurred non-cash, non-dilutive GAAP compensation charges of approximately $465 million related to the redemption/exchange of partnership units, issuance of restricted shares, and the reduction of compensation-related partnership loans in the three months ended June 30, 2013.

Our cash position, which we define as “cash and cash equivalents,” “marketable securities” and unencumbered “securities owned,” is approximately $826.9 million as a result of the additional $750 million in cash we received as part of the NASDAQ OMX Transaction, less funds used to pay related distributions and taxes as well as cash used with respect to reducing our fully diluted share count by approximately 33 million shares. We expect to continue using the remaining cash proceeds to repay debt, make accretive acquisitions and invest in organic growth in both Real Estate Services and Financial Services, and/or repurchase additional units or common shares. We also anticipate maintaining our regular $0.12 per share quarterly common stock dividend for the foreseeable future.

Notes Payable, Collateralized Borrowings and Credit Facility

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor. We used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes.

The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all of our existing and future senior unsecured obligations. The 8.75% Convertible Notes bear an annual interest rate of 8.75% currently, which is payable semi-annually in arrears on April 15 and October 15 of each year. As of September 30, 2013, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 157.6830 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. The 8.75% Convertible Notes were convertible into approximately 23.7 million shares of Class A common stock as of September 30, 2013. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

4.50% Convertible Notes

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

The 4.50% Convertible Notes are our general senior unsecured obligations. The 4.50% Convertible Notes pay interest semi-annually at a rate of 4.50% per annum and were priced at par. As of September 30, 2013, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination thereof at our election. As of September 30, 2013, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of our Class A common stock. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $146.7 million as of September 30, 2013.

In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which are expected to reduce the potential dilution of our Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.26 as of September 30, 2013, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of our Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $12.82 per share as of September 30, 2013.

The net proceeds from this offering were approximately $144.2 million after deducting the initial purchasers’ discounts and commissions, estimated offering expenses and the cost of the capped call transactions. We used the net proceeds from the offering for general corporate purposes, including financing acquisitions.

8.125% Senior Notes

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

Collateralized Borrowings

On various dates beginning in 2009 and most recently in December 2012, we entered into secured loan arrangements under which we pledged certain fixed assets in exchange for loans. The secured loan arrangements have fixed rates between 2.62% and 8.09% per annum and are repayable in consecutive monthly installments with the final payments due in December 2016. The outstanding balance of the secured loan arrangements was $17.4 million and $37.6 million as of September 30, 2013 and December 31, 2012, respectively. The value of the fixed assets pledged was $14.9 million and $32.1 million as of September 30, 2013 and December 31, 2012, respectively.

During the three months ended June 30, 2013, we prepaid $12.2 million related to the secured loan arrangements. As a result of the prepayment, we incurred $0.1 million of early termination fees and recognized $0.1 million related to the acceleration of deferred financing costs, which were recorded in “Interest expense” in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2013.

On various dates during the years ended December 31, 2010 and 2011, we sold certain furniture, equipment and software for $34.2 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases were repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014.

During the three months ended June 30, 2013, we terminated the leases and prepaid the outstanding balance of $7.4 million. As a result of the prepayment, we incurred $0.1 million of early termination fees and recognized $0.2 million related to the acceleration of deferred financing costs, which were recorded in “Interest expense” in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2013.

Because the leases were terminated during the three months ended June 30, 2013, we had no outstanding balance or fixed assets pledged related to the leases as of September 30, 2013. As of December 31, 2012, the outstanding balance of the leases and the value of the fixed assets pledged were $11.7 million and $8.3 million, respectively.

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

Credit Agreement

On June 23, 2011, we entered into a Credit Agreement with a bank syndicate which provided for up to $130.0 million of unsecured revolving credit through October 23, 2013 (for a detailed description of this facility, see Note 16—“Notes Payable, Collateralized and Short-Term Borrowings” to our unaudited condensed consolidated financial statements). Borrowings under the Credit Agreement bore interest on a floating rate basis with various terms available from which we could select. The Credit Agreement also provided for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement required that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provided for certain affirmative and negative covenants including financial covenants, such as minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. On September 12, 2013, the Company entered into the Third Amendment to the Credit Agreement, pursuant to which the parties agreed to a further one-month extension of the termination of the Credit Agreement to October 23, 2013. The Credit Agreement matured on October 23, 2013, with no borrowings outstanding.

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

CASH POSITION ANALYSIS

Below is an analysis of the changes in our cash position for the nine months ended September 30, 2013 and 2012. Our cash position is defined as cash and cash equivalents plus marketable securities and unencumbered securities held for liquidity purposes. The analysis below describes the key components of our earnings, dividends and distributions, investing and funding, security settlements and our working capital activities.

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

Other changes in working capital represent changes primarily in receivables and payables and accrued liabilities that impact our cash position.

The changes in our cash position during the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
(in millions)	2013	2012
Cash position, beginning of period	$420.4	$385.7
Consolidated net income, adjusted for non-cash items	678.6	119.7
Dividends, distributions and other redemptions	(238.3)	(140.3)
Treasury stock repurchases	(5.8)	(0.3)

Net cash from earnings, dividends and distributions	434.5	(20.9)
Net investing and funding activities	(8.6)	(0.9)
Securities settlements	(29.6)	(29.1)
Other changes in working capital	11.3	10.7
All other	(1.1)	(0.2)

Cash position, end of period	$826.9	$345.3

Discussion of nine months ended September 30, 2013

The increased cash position was primarily due to cash received from the sale of assets to NASDAQ OMX.

For the nine months ended September 30, 2013, we generated earnings adjusted for non-cash items of $678.6 million, which was primarily due to the $550.8 million post-tax gain on divestiture from the NASDAQ OMX Transaction. We also paid dividends and distributions to shareholders and limited partners of $238.3 million for the third and fourth quarters of 2012 and the first and second quarters of 2013, including distributions in respect of the NASDAQ OMX Transaction.

Our investing and funding activities used approximately $8.6 million of cash during the period, which was primarily driven by the repayment of collateralized borrowings in the amount of $32.3 million as well as $24.5 million in cash received for the net book value of assets sold in the NASDAQ OMX Transaction.

Our securities settlement activities used $29.6 million of cash during the period primarily related to funding fail transactions, which is a temporary decrease in cash.

Working capital and other sources of cash were approximately $10.2.

Discussion of nine months ended September 30, 2012

For the nine months ended September 30, 2012, we generated earnings adjusted for non-cash items of $119.7 million and paid dividends and distributions to shareholders and limited partners of $140.3 million for the third and fourth quarters of 2011 and the first and second quarters of 2012. For the nine months ended September 30, 2012, the aggregate dividends and distributions exceeded the current period adjusted earnings due to the stronger results in the prior periods.

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

Working capital and other sources of cash were approximately $10.5 million.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of September 30, 2013.

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

On April 1, 2013, the FSA was replaced by two new regulatory bodies:

•	The Prudential Regulation Authority (“PRA”) governs the regulation of deposit-taking institutions, insurers and investment banks.

•

The Financial Conduct Authority (“FCA”) regulates business conduct of retail and wholesale markets with the main objective of protecting and enhancing confidence in the U.K.’s financial system. It has responsibility for the conduct of business regulation of all financial institutions including those regulated prudentially by the PRA.

Certain of our European subsidiaries are regulated by the FCA.

As of September 30, 2013, $330.1 million of net assets were held by regulated subsidiaries. As of September 30, 2013, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $154.6 million.

In April 2013, our Board of Directors and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee.

On September 20, 2013, BGC Derivative Markets received temporary registration approval from the CFTC to operate a SEF. On October 2, 2013, BGC Derivative Markets began operating our SEF. The Company’s SEF facilitates trading of swap products and fulfills clearing and reporting requirements for both direct participants and customers of introducing brokers. Further, in accordance with CFTC rules, during 2013, certain non-U.S. subsidiaries of the Company have registered with the CFTC as swap introducing brokers and are subject to regulatory requirements of the CFTC with respect to these transactions. Mandatory Dodd-Frank compliant execution by Swap Dealers and Major Swap Participants is not scheduled to commence until the first quarter of 2014, and therefore SEF volumes to date are not indicative of the overall industry results or outlook.

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of our Class A common stock outstanding for the three and nine months ended September 30, 2013 and 2012 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares outstanding at beginning of period	136,328,061	108,381,374	123,913,759	97,220,042
Share issuances:
Redemptions and exchanges of limited partnership interests (1)	42,845,569	6,292,281	51,683,294	12,297,169
Vesting of restricted stock units (RSUs)	121,795	296,257	745,188	1,172,546
Acquisitions (2)	—	5,406	1,086,975	924,241
Purchase of notes receivable in connection with our acquisition of Grubb & Ellis	—	—	—	453,172
Other issuances of Class A common stock	553,786	17,766	2,453,473	2,969,927
Treasury stock repurchases	(966,244)	—	(999,722)	(44,013)

Shares outstanding at end of period	178,882,967	114,993,084	178,882,967	114,993,084

(1)	The issuances related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
(2)	For the three and nine months ended September 30, 2012, respectively, 5,406 and 77,415 of these shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act.

Class B Common Stock

We did not issue any shares of Class B common stock during the three and nine months ended September 30, 2013 or 2012.

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

The table below represents unit redemption and share repurchase activity for the nine months ended September 30, 2013 and excludes activity with respect to the Global Partnership Restructuring Program, including the approximately 77 million units which we redeemed or exchanged from partners at the end of the second quarter of 2013 and the grant of approximately 45 million shares of our Class A common stock, of which approximately 39 million were restricted shares (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein).

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions (1), (2)
January 1, 2013—March 31, 2013	5,193,534	$4.16
April 1, 2013—June 30, 2013	2,658,463	5.49
July 1, 2013—July 31, 2013	—	—
August 1, 2013—August 31, 2013	—	—
September 1, 2013—September 30, 2013	452,115	5.70

Total Redemptions	8,304,112	$4.67
Repurchases (3), (4)
January 1, 2013—March 31, 2013	—	$—
April 1, 2013—June 30, 2013	33,478	5.61
July 1, 2013—July 31, 2013	—	—
August 1, 2013—August 31, 2013	—	—
September 1, 2013—September 30, 2013	966,244	5.77

Total Repurchases	999,722	$5.77

Total Redemptions and Repurchases	9,303,834	$4.79	$241,844,953

(1)	During the three months ended September 30, 2013, we redeemed approximately 0.4 million limited partnership units at an average price of $5.70 per unit and approximately 0.1 million founding/working partner units at an average price of $5.73 per unit. During the three months ended September 30, 2012, we redeemed approximately 4.7 million limited partnership units at an average price of $5.06 per unit and approximately 0.1 million founding/working partner units at an average price of $5.68 per unit.
(2)	During the nine months ended September 30, 2013, we redeemed approximately 7.4 million limited partnership units at an average price of $4.77 per unit and approximately 0.9 million founding/working partner units at an average price of $3.87 per unit. During the nine months ended September 30, 2012, we redeemed approximately 10.2 million limited partnership units at an average price of $5.89 per unit and approximately 1.4 million founding/working partner units at an average price of $6.47 per unit.
(3)	During the three months ended September 30, 2013, we repurchased 966,244 shares of our Class A common stock at an aggregate purchase price of approximately $5.6 million for an average price of $5.77 per share. During the three months ended September 30, 2012, we did not repurchase any shares of our Class A common stock.
(4)	During the nine months ended September 30, 2013, we repurchased 999,722 shares of our Class A common stock at an aggregate purchase price of approximately $5.8 million for an average price of $5.77 per share. During the nine months ended September 30, 2012, we repurchased 44,013 shares of our Class A common stock at an aggregate purchase price of approximately $337 thousand for an average price of $7.66 per share.

The fully diluted weighted-average share count for the three months ended September 30, 2013 was as follows (in thousands):

Three Months Ended September 30, 2013
Common stock outstanding(1)	219,174
Limited partnership interests in BGC Holdings	93,954
Convertible notes equivalent shares	39,855
RSUs (Treasury stock method)	925
Other	1,259

Total(2)	355,167

(1)	Common stock outstanding consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended September 30, 2013, the weighted-average share count of Class A shares was 184.4 million and Class B shares was 34.8 million.
(2)	For the quarter ended September 30, 2013, approximately 6.4 million, potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Also, as of September 30, 2013, approximately 5.1 million shares of contingent Class A common stock were excluded because the conditions for issuance had not been met by the end of the period.

Going forward, we intend to continue to reduce our overall rate of share count growth by issuing new classes of limited partnership units that cannot be made exchangeable for, or exchanged into, our Class A common stock (see “ Ninth Amendment to Partnership Agreement” herein).

Stock Option Exercises

We did not issue any shares of our Class A common stock related to the exercise of stock options during the three and nine months ended September 30, 2013 or 2012.

Equity Registration Statements

We currently have in place an effective equity shelf Registration Statement on Form S-3 (the “Form S-3 Registration Statement”) with respect to the issuance and sale of up to 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. On December 12, 2012, we entered into a controlled equity offering sales agreement with CF&Co (the “December 2012 Sales Agreement”), pursuant to which we may offer and sell up to an aggregate of 20 million shares of our Class A common stock. Shares of our Class A common stock sold under our controlled equity offering sales agreement are used primarily for redemptions of limited partnership interests in BGC Holdings. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of us. Under the December 2012 Sales Agreement, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares.

As of October 31, 2013, we have issued and sold an aggregate of approximately 9.4 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the December 2012 Sales Agreement, with approximately 10.6 million shares of Class A common stock remaining to be sold under this agreement as of October 31, 2013. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these registrations along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of October 31, 2013, we have issued an aggregate of 3.8 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of October 31, 2013, we have issued approximately 127 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 4, 2013, at our Annual Meeting of Stockholders, our stockholders approved an amendment to our Third Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 150 million to 200 million the aggregate number of shares of our Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. On June 7, 2013, we filed a Registration Statement on Form S-8 with respect to the additional 50 million shares. As of September 30, 2013, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 64.5 million shares.

UNIT REDEMPTIONS AND EXCHANGES – EXECUTIVE OFFICERS

Our named executive officers participated in the Global Partnership Restructuring Program as follows (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein): Howard W. Lutnick, our Chief Executive Officer, redemption/exchange of 5,930,035 previously issued limited partnership units, with 2,889,279 shares of Class A common stock and 1,016,375 shares of restricted stock (Mr. Lutnick does not currently intend to sell any of these shares of Class A common stock), of which 1,285,765 shares were withheld to pay withholding taxes; Shaun D. Lynn, our President, redemption/exchange of 3,017,721 previously issued limited partnership units, with 664,066 shares of Class A common stock and 1,815,711 shares of restricted stock, of which 466,855 shares were withheld to pay withholding taxes; Stephen M. Merkel, our Executive Vice President, General Counsel and Secretary, redemption of 355,131 previously issued limited partnership units, with 228,674 shares of restricted stock, of which 71,777 shares were withheld to pay withholding taxes; Sean A. Windeatt, our Chief Operating Officer, redemption of 437,813 previously issued limited partnership units, with 349,136 shares of restricted stock, of which 64,646 shares were withheld to pay withholding taxes; and A. Graham Sadler, our Chief Financial Officer, redemption of 189,975 previously issued limited partnership units, with 151,496 shares of restricted stock, of which 28,051 shares were withheld to pay withholding taxes. These shares were awarded to the named executive officers on July 30, 2013. In connection with the Global Restructuring Program, Mr. Lutnick elected to exercise certain cumulative rights previously granted to him with respect to an aggregate of 1,802,608 of his non-exchangeable partnership units, which resulted in the receipt of shares of Class A common stock for such units.

In addition, in connection with the foregoing, Messrs. Lynn, Windeatt and Sadler received newly-issued BGC Holdings limited partnership units that are equivalent to 9.75% of their non-exchangeable units that were redeemed in the above transactions. Upon any sale or other transfer by such executive officers of shares of restricted stock, a proportional number of these units will be redeemed for zero by BGC Holdings. These units are not expected to be made exchangeable into shares of Class A common stock.

SHARE REPURCHASES FROM EXECUTIVE OFFICERS

On April 2, 2013, the Audit Committee and Compensation Committee authorized management to repurchase shares of Class A common stock or partnership units from our executive officers from time to time at prices not to exceed the market price of the Class A common stock on the date of purchase. On April 2, 2013, we repurchased from Mr. Merkel 33,478 shares of Class A common stock at a price of $5.61 per share, which was the closing price of our Class A common stock on such date, less 2%. On September 20, 2013, we repurchased from Mr. Lynn 533,406 shares of Class A common stock at a price of $5.82 per share, which was the closing price of our Class A common stock on such date.

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

As of September 30, 2013, there were 2,448,301 non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

AQUA SECURITIES L.P.

We are authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets, of up to $10.0 million in the aggregate; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. A $1.6 million increase in this amount was authorized on August 5, 2013. Aqua is 51% owned by Cantor and 49% owned by us. Aqua is accounted for under the equity method of accounting. During the nine months ended September 30, 2013, we made $1.2 million in cash contributions to Aqua. These contributions are recorded as part of “Investments” in our unaudited condensed consolidated statements of financial condition.

GUARANTEE AGREEMENT FROM CF&CO

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association (“NFA”) and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant (“FCM”). Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf, and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement.

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

SERVICE AGREEMENT WITH CANTOR

On October 29, 2013, the Audit Committee of the Board of Directors authorized us to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with our acquisition and other business strategies in the commercial real estate and other businesses from time to time. Such services would be provided at fees not to exceed the fully-allocated cost of such services plus 10% and payment of fees for such services prior to October 31, 2013.

NINTH AMENDMENT TO PARTNERSHIP AGREEMENT

On November 6, 2013, BGC GP, LLC, a subsidiary of the Company and the General Partner of the Company’s majority-owned subsidiary, BGC Holdings, L.P. (the “Partnership”), and Cantor Fitzgerald, L.P., the Majority in Interest Exchangeable Limited Partner of the Partnership, entered into the Ninth Amendment to the Agreement of Limited Partnership of the Partnership (the “Ninth Amendment”) effective as of July 1, 2013.

In order to facilitate partner compensation and for other corporate purposes, the Ninth Amendment creates new preferred partnership units (“Preferred Units”), which are working partner units that may be awarded to holders of, or contemporaneous with the grant of, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, APSEs, REUs, RPUs, AREUs, and ARPUs. These new Preferred Units carry the same name as the underlying unit, with the insertion of an additional “P” to designate them as Preferred Units.

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings will be allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution.

The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Notional Volume (in billions)
Fully electronic volume – eSpeed	$—	$12,001	$10,582	$8,010	$9,589
Fully electronic volume excluding eSpeed	2,167	2,416	2,622	1,701	1,988

Total fully electronic volume	2,167	14,417	13,204	9,711	11,577

Total hybrid volume—(1)	36,837	36,464	38,545	34,714	37,939

Total fully electronic and hybrid volume excluding eSpeed	39,004	38,880	41,167	36,415	39,927

Total fully electronic and hybrid volume	$39,004	$50,881	$51,749	$44,425	$49,516

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Transaction Count (in thousands, except for days)
Fully electronic volume – eSpeed	—	5,095	4,104	3,180	3,702
Fully electronic volume excluding eSpeed	1,151	1,406	1,380	715	758

Total fully electronic transactions	1,151	6,501	5,484	3,895	4,460

Total hybrid transactions	220	717	702	619	678

Total transactions excluding eSpeed	1,371	2,123	2,082	1,334	1,436

Total transactions	1,371	7,218	6,186	4,514	5,138

Trading Days	64	64	60	64	63

(1)	Defined as volume from hybrid transactions conducted by BGC Brokers, exclusive of voice-only transactions.

Notes:	The above volume figures for fully electronic Rates are expected to be lower in periods following the close of the NASDAQ OMX Transaction on June 28, 2013. To provide a more meaningful comparison, the figures above are shown with and without eSpeed volumes. The above historical volume figures have been adjusted to reflect the reclassification of certain brokerage desks. These reclassifications had no impact on our total fully electronic or hybrid volumes or on our revenues related to fully electronic trading, overall revenues or earnings.

All trades executed on the fully electronic platform settle for clearing purposes against CF&Co, a BGC affiliate. CF&Co is a member of FINRA and the Fixed Income Clearing Corporation, a subsidiary of the Depository Trust & Clearing Corporation. CF&Co, BGC, and other affiliates participate in U.S. Treasuries as well as other markets by posting quotations for their account and by acting as principal on trades with platform users. Such activity is intended, among other things, to assist CF&Co, BGC, and their affiliates in managing their proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

QUARTERLY MARKET ACTIVITY

Fully electronic volume, including new products, was $2.1 trillion for the three months ended September 30, 2013, compared to $11.6 trillion for the three months ended September 30, 2012. Our combined voice-assisted and screen-assisted volume for the three months ended September 30, 2013 was $39.0 trillion, compared to $49.5 trillion for the three months ended September 30, 2012. Excluding eSpeed, fully electronic volume, including new products, was $2.1 trillion for the three months ended September 30, 2013, up 6.1% from $2.0 trillion for the three months ended September 30, 2012. Our combined voice-assisted and screen-assisted volume, excluding eSpeed, for the three months ended September 30, 2013 was $39.0 trillion, down 2.3% from $39.9 trillion for the three months ended September 30, 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at September 30, 2013 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases(1)	$226,701	$46,241	$71,409	$46,901	$62,150
Notes payable and collateralized obligations(2)	440,140	7,821	319,433	386	112,500
Interest on notes payable(3)	303,506	29,977	38,562	18,283	216,684
Other contractual obligations(4)	25,901	25,901	—	—	—

Total contractual obligations	$996,248	$109,940	$429,404	$65,570	$391,334

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sub-lease payments to be received. The total amount of sub-lease payments to be received is approximately $13.6 million over the life of the agreement. These sub-lease payments are included in the table above.

(2)	Notes payable and collateralized obligations reflects the issuance of $150.0 million of the 8.75% Convertible Notes with a contractual maturity date in 2015 (unless earlier repurchased, exchanged or converted), $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of September 30, 2013 was approximately $146.7 million) with a contractual maturity date in 2016 (unless earlier repurchased, exchanged or converted), $112.5 million of the 8.125% Senior Notes (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of September 30, 2013 was approximately $108.9 million) with a contractual maturity date in 2042 (which may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option) and $17.5 million of secured loan arrangements (the $17.5 million represents the principal amount of the debt; the carrying value of the secured loan arrangements as of September 30, 2013 was approximately $17.4 million) with maturity dates from 2013 to 2016. See Note 16—“Notes Payable, Collateralized and Short-Term Borrowings,” to our unaudited condensed consolidated financial statements for more information regarding these obligations, including timing of payments and compliance with debt covenants.
(3)	The $216.7 million of interest on notes payable that is due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option, which may impact the actual interest paid.
(4)	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in our unaudited condensed consolidated statements of financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into arrangements with unconsolidated entities, including variable interest entities. See Note 13—“Investments” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our investments in unconsolidated entities.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations. During the three months ended September 30, 2013 and 2012, we incurred compensation expense, before associated income taxes, of $5.4 million and $24.0 million, respectively, related to the grant of exchangeability on partnership units. During the nine months ended September 30, 2013 and 2012, we incurred compensation expense, before associated income taxes, of $28.9 million and $88.1 million, respectively, related to the grant of exchangeability on partnership units.

At the end of the second quarter of 2013, we commenced a Global Partnership Restructuring Program to provide retention incentives and allow us to take advantage of certain tax efficiencies (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein). As a result of the program, we reduced the number of BGC Holdings limited partnership units outstanding by approximately 77 million units and granted approximately 45 million shares of our Class A common stock, of which approximately 39 million were restricted shares. Taken together, these actions reduced our fully diluted share count by approximately 32 million shares.

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

At the end of the second quarter of 2013, we commenced a Global Partnership Restructuring Program to provide retention incentives and to allow us to take advantage of certain tax efficiencies. Under the program, certain BGC Holdings, L.P. (“BGC Holdings”) limited partnership units were redeemed or exchanged for shares of our Class A common stock, of which approximately 39 million were restricted shares, which we issued pursuant to the BGC Partners, Inc. Fourth Amended and Restated Long Term Incentive Plan (the “LTIP”) and the Company’s registration statement on Form S-8 for the LTIP. The number of shares of restricted stock delivered was net of certain adjustments.

As of September 30, 2013 and December 31, 2012, the aggregate balance of employee loans was $127.4 million and $220.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2013 and 2012 was $7.7 million and $9.0 million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2013 and 2012 was $187.9 million and $24.1 million, respectively. Due to the redemption/exchange of the limited partnership units in the Global Partnership Restructuring Program (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein), we determined that the collectability of a portion of the employee loan balances was not expected and, therefore, we recognized a reserve for the three months ended June 30, 2013 in the amount of approximately $160.5 million. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2013.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

For purposes of representing Class A common stock ownership within our organizational structure diagram, we are including the shares granted pursuant to our recent Global Partnership Restructuring Program (see “Share Count Reduction and Modifications/Extensions of Employment Agreements”). As of the end of the second quarter of 2013, pursuant to the Program the Company redeemed or exchanged approximately 77 million limited partnership units held by partners of BGC Holdings, and the Company delivered and expects to deliver an aggregate of approximately 45 million shares of the Company’s Class A common stock to the partners.

During the third quarter of 2013, the Company issued 42,054,405 shares of the Company’s Class A common stock pursuant to the Program, with the remaining 2,680,419 shares expected to be issued in the near term. Not including the shares expected to be issued, as of October 31, 2013 there were 179,452,142 shares of our Class A common stock outstanding, of which 4,227,140 shares were held by Cantor and CF Group Management, Inc. (“CFGM”), Cantor’s managing general partner. Therefore, taken together with the 2,680,419 shares expected to be issued, the organizational structure diagram reflects an aggregate of 182,132,561 shares of Class A common stock as of October 31, 2013. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of October 31, 2013, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 66.5% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through October 31, 2013, Cantor has distributed to its current and former partners an aggregate of 19,739,582 shares of Class A common stock, consisting of (i) 18,356,886 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,382,696 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of October 31, 2013, Cantor is still obligated to distribute to its current and former partners an aggregate of 16,860,447 shares of Class A common stock, consisting of 15,014,858 April 2008 distribution rights shares and 1,845,589 February 2012 distribution rights shares.

From time to time, we may actively continue to repurchase shares of our Class A common stock, including from Cantor, our executive officers, other employees, partners and others.

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

As a result of the Global Partnership Restructuring Program described above, as of October 31, 2013, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 216,980,668 units and 216,980,668 units, representing approximately 68.6% and 68.6% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 99,153,862 units and 99,153,862 units, representing approximately 31.4% and 31.4% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As described above, under the Global Partnership Restructuring Program, at the end of the second quarter of 2013 an aggregate of approximately 77 million BGC Holdings limited partnership units were redeemed or exchanged. As a result, as of October 31, 2013, outstanding BGC Holdings partnership interests included 28,580,977 limited partnership units, 21,789,952 founding/working partner units and 48,782,933 Cantor units.

We may in the future effect additional redemptions of BGC Holdings limited partnership units and founding/working partner units for shares of our Class A common stock. We may also continue our earlier partnership restructuring programs, whereby we redeemed or repurchased certain limited partnership units and founding/working partner units in exchange for new units, grants of exchangeability for Class A common stock or cash and, in many cases, obtained a modification or extension of partners’ employment arrangements. We also generally expect to continue to grant exchange rights with respect to outstanding non-exchangeable issued limited partnership units and founding/working partner units, and to repurchase BGC Holdings partnership interests from time to time, including from Cantor, our executive officers, and other employees and partners, unrelated to our partnership restructuring programs.

Cantor units are generally exchangeable with us for our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable founding/working partner units, none of which was redeemed/exchanged in the Global Partnership Restructuring Program.

In December 2012, the BGC Holdings limited partnership agreement was amended to create a new class of U.K. partnership unit, the LPU. LPUs are working partner units, are granted only to members of a U.K. limited liability partnership, BGC Services (Holdings) LLP, and are otherwise identical to existing PSUs.

The following diagram illustrates our organizational structure as of October 31, 2013. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in the Company’s consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Interests (49.2% of economics of BGC Holdings)
• 15.4% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (1.9% of economics and 0.8% of voting power of BGC Partners, Inc.) and Class B common stock (16.1% of economics and 65.7% of voting power of BGC Partners, Inc.)
• 12.4% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (82.0% of economics and 33.5% of voting power of BGC Partners, Inc.)
• 56.3% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (68.6% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (68.6% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (50.8% of economics of BGC Holdings)
• 15.9% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (31.4% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (31.4% of economics of BGC Global)
BGC U.S.
BGC Global

*	Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 18.0% of the voting power, and the public stockholders would hold 82.0% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect Cantor’s economic interest in our 8.75% convertible notes or the 23,652,444 shares of Class A common stock acquirable by Cantor upon conversion thereof. If Cantor converted all of the 8.75% convertible notes into shares of Class A common stock, Cantor would hold 67.9% of the voting power, and the public stockholders would hold 32.1% of the voting power (and Cantor’s indirect economic interests in each of BGC U.S. and BGC Global would be 32.8%). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram also does not reflect the 16,260,160 shares of Class A common stock issuable upon conversion of our 4.50% convertibles notes. Further, the diagram does not reflect any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331).

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2013 through October 31, 2013 as follows: (a) an aggregate 44,734,824 Global Partnership Restructuring Program shares of Class A common stock issued and expected to be issued by us; (b) 241,603 April 2008 distribution rights shares distributed by Cantor, but not the 15,014,858 shares remaining to be distributed by Cantor; (c) 37,026 February 2012 distribution rights shares distributed by Cantor, but not the 1,845,589 shares remaining to be distributed by Cantor; (d) 1,000,000 shares of Class A common stock donated by us to the Cantor Fitzgerald Relief Fund; (e) 1,142,545 shares of Class A common stock repurchased by us; (f) 8,479,528 shares of Class A common stock sold by us under the December 2012 sales agreement pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-185110), but not the 10,585,562 shares remaining for sale by us under such sales agreement; (g) 1,086,975 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 16,210,217 shares remaining available for issuance by us under such Registration Statement; (h) 41,307 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,872,864 shares remaining available for issuance by us under such Registration Statement; (i) 3,148,212 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 351,788 shares remaining available for sale by selling stockholders under such Registration Statement; (j) 7,685,895 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,754,422 shares remaining available for sale by selling stockholders under such Registration Statement; (k) 2,782,644 shares sold by the Relief Fund under our resale shelf Registration Statement on Form S-3 (Registration No. 333-187875), but not the 27,356 shares remaining available for sale by the Relief Fund under such Registration Statement; (l) 8,304,112 limited partnership and founding/working partner units redeemed or repurchased by us for cash; (m) approximately 77 million limited partnership units redeemed or exchanged by us at the end of the second quarter of 2013 pursuant to the Global Partnership Restructuring Program; and (n) an aggregate of 283,206 non-exchangeable limited partnership units granted to our U.K. executive officers pursuant to the Program, which units are not expected to become exchangeable and may be redeemed for no consideration in certain circumstances.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $36.9 million as of September 30, 2013. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. See Note 8—“Marketable Securities,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments.

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

Interest Rate Risk

BGC Partners had $423.0 million in fixed-rate debt outstanding as of September 30, 2013. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of September 30, 2013. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

During the three months ending September 30, 2013, BGC Partners continued the process of integrating policies, processes, people, technology and operations related to the Newmark Grubb Knight Frank acquisitions. The integration may result in future changes to our internal control over financial reporting. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities. There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the description of legal proceedings in Note 18—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Set forth below are updates to certain of our risk factors.

We may not be able to realize the full value of the NASDAQ OMX Transaction, which could have a material adverse effect on our businesses, results of operations and financial condition and cause the price of our Class A common stock to decline.

On June 28, 2013, we sold our on-the-run, electronic benchmark U.S. Treasury platform to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). The total consideration consisted of $750 million in cash, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably over 15 years, provided that NASDAQ OMX, as a whole, produces at least $25 million in gross revenues each year. This earn-out presents market risk as the value of consideration related to the NASDAQ OMX shares is subject to fluctuations based on the NASDAQ OMX common stock share price. Therefore, if NASDAQ OMX were to experience financial difficulties or a significant downturn, we may be unable to realize the full value of the NASDAQ OMX Transaction, which could have a material adverse effect on our businesses, results of operations and financial condition, and could cause the price of our Class A common stock to decline. While we continue to explore alternatives to hedge this potential market risk, no assurance can be given that we will be able to enter into hedging activities that will adequately protect us from this exposure, or that the costs of such hedging activities will not be significant. Further, any such hedging activities and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including unpredicted price movements, counterparty defaults or other risks that are unidentified or unanticipated. Any such events could have a material adverse effect on our financial position and results of operations.

The migration of OTC swaps to SEF markets may impact volumes, liquidity and demand for our services in certain markets.

On September 20, 2013, BGC Derivative Markets, L.P. (“BGC Derivative Markets”), a subsidiary of the Company, received temporary registration approval from the U.S. Commodities Futures Trading Commission (“CFTC”) to operate a Swap Execution Facility (“SEF”). On October 2, 2013, BGC Derivative Markets commenced operations as a SEF consistent with the regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Company’s SEF facilitates trading of swaps products and fulfills clearing and reporting requirements for both direct participants and customers of introducing brokers. Although the Company believes that its SEF is in compliance with applicable rules, no assurance can be given that the market for these products will not be less robust, that there may be less volume and liquidity in these markets, or that there may be less demand for our services or the market in general or that the industry may experience disruptions as customers or market participants transition to the new system. If such events were to occur, our business in these products could be significantly reduced and our business, financial condition and results of operations could be adversely affected.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Third Amendment, dated as of September 12, 2013, to Credit Agreement dated as of June 23, 2011, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent

10.2	Ninth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of November 6, 2013

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2013 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/s/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and
Chief Executive Officer

/s/ ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: November 6, 2013

[Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 dated November 6, 2013.]

Exhibit Index

Exhibit No.	Description

10.1	Third Amendment, dated as of September 12, 2013, to Credit Agreement dated as of June 23, 2011, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent

10.2	Ninth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of November 6, 2013

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.