Form 10-K
period 2013-12-31
BGC Partners, Inc.
filed 2014-02-28
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2013 as reported on NASDAQ, was approximately $764,762,295.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2014
Class A Common Stock, par value $0.01 per share	183,592,979 shares
Class B Common Stock, par value $0.01 per share	34,848,107 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders are incorporated by reference in

Part III of this Annual Report on Form 10-K.

BGC Partners, Inc.

2013 FORM 10-K ANNUAL REPORT

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ( the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “possible,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements.

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below and may impact either or both of our operating segments:

•

market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets and markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing and commissions and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;

•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;

•

our relationships with Cantor Fitzgerald, L.P. and its affiliates (“Cantor”), including Cantor Fitzgerald & Co. (“CF&Co”) and Cantor Commercial Real Estate Company, L.P. (“CCRE”), any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, CF&Co’s acting as our sales agent under our controlled equity or other offerings, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments or cash management vehicles placed by or recommended by CF&Co, and any services by CCRE with respect to finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services;

•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, and the impact of natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•

the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political impasses;

•

the effect on our businesses of reductions in overall industry volumes in certain of our products as a result of Federal Reserve Board quantitative easing, the tapering of quantitative easing, and other factors, including the level and timing of governmental debt issuances and outstanding amounts;

•

the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other financial institutions;

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

•

factors related to specific transactions or series of transactions, including credit, performance, and unmatched principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•

costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received;

•

certain financial risks, including the possibility of future losses, reduced cash flows from operations, and the need for long-term borrowings or other sources of cash, related to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks, increased borrowing costs, as well as interest and currency rate fluctuations;

•

risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments or cash management vehicles and collectability of loan balances owed to us by partners, employees, or others;

•

our ability to enter new markets or develop new products, trading desks, marketplaces, or services and to induce customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•

our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our real estate services business, the anticipated benefits of any such transactions or relationships and the future impact of any such transactions or relationships on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

•

our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, managers, and other professionals;

•	our ability to expand the use of technology for hybrid and fully electronic trading in our product offerings;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

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

•

information technology implementation issues, capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents;

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

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P. (“BGC Holdings”) or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•

the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable debt securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% convertible notes and counterparties to our capped call transactions, and resales of shares of our Class A common stock acquired from us or Cantor, including pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our convertible notes, conversions or exchanges of our convertible or exchangeable debt securities, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

The foregoing risks and uncertainties, as well as those risks and uncertainties discussed under the headings “Item 1A—Risk Factors,” “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A—Quantitative and Qualitative Disclosures about Risk” and elsewhere in this Form 10-K, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (the “SEC”), and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our website address is www.bgcpartners.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D filed on behalf of Cantor, CF Group Management, Inc. (“CFGM”), our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industry and business. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Throughout this document BGC Partners, Inc. is referred to as “BGC” and, together with its subsidiaries, as the “Company,” “BGC Partners,” “we,” “us,” or “our.”

Our Business

We are a leading global brokerage company primarily servicing the wholesale financial and commercial real estate markets through our Financial Services and Real Estate Services businesses. Our Financial Services business specializes in the brokerage of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity-related products, credit derivatives, commodities, futures and structured products. Our Financial Services business also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our BGC Trader and BGC Market Data brands, we offer financial technology solutions, market data, and analytics related to numerous financial instruments and markets.

We entered into the commercial real estate business in October 2011 with the acquisition of Newmark & Company Real Estate, Inc. and certain of its affiliates (collectively “Newmark”), a leading U.S. commercial real estate brokerage and advisory firm primarily serving corporate and institutional clients. Newmark was founded in 1929 in New York City. In 2000, Newmark embarked upon a national expansion and in 2006 entered into an agreement with London-based Knight Frank LLP, pursuant to which Newmark would operate as “Newmark Knight Frank.” In the second quarter of 2012, we completed the acquisition of substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries, which we refer to as “Grubb & Ellis.” Grubb & Ellis was formed in 1958 and built a full-service national commercial real estate platform of property management, facilities management and brokerage services. We have integrated Grubb & Ellis with Newmark Knight Frank to form the resulting brand, Newmark Grubb Knight Frank (or “NGKF”). NGKF is a full-service commercial real estate platform, offering commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory services, investment sales and financial services, consulting, project and development management, and property and facilities management.

In connection with the acquisition of substantially all of the assets of Grubb & Ellis, we changed our reportable segments beginning with the second quarter of 2012 to consist of two reportable segments, Financial Services and Real Estate Services. Prior to the second quarter of 2012, we had only one reportable segment.

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. We have offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich. We expect to have additional offices as we grow our businesses and add acquisitions.

As of December 31, 2013, we had 2,385 brokers, salespeople and other front-office professionals.

Our History

The voice brokerage business within our Financial Services segment originates from one of the oldest and most established inter-dealer franchises in the financial intermediary industry. Cantor started our wholesale intermediary brokerage operations in 1972. In 1996, Cantor launched the eSpeed system, which revolutionized the way government bonds are traded in the inter-dealer market by providing a fully electronic trading marketplace. eSpeed, Inc. (“eSpeed”) completed an initial public offering in 1999 and began trading on NASDAQ, yet remained one of Cantor’s controlled subsidiaries. Following eSpeed’s initial public offering, Cantor continued to operate its inter-dealer voice brokerage business separately from eSpeed. In June 2013 BGC sold certain assets relating to its U.S. Treasury benchmark business and the name eSpeed to the NASDAQ OMX Group (see “NASDAQ OMX Transaction”).

Prior to the events of September 11, 2001, our financial brokerage business was widely recognized as one of the leading full-service wholesale inter-dealer brokers in the world, with a rich history of developing innovative technological and financial solutions. After September 11, 2001 and the loss of the majority of our U.S.-based employees, our voice financial brokerage business operated primarily in Europe.

In August 2004, Cantor announced the reorganization and separation of its inter-dealer voice brokerage business into a subsidiary called “BGC,” in honor of B. Gerald Cantor, the pioneer in screen brokerage services and fixed income market data products. Since then, we have substantially rebuilt our U.S. presence and have continued to expand our global footprint through the acquisition and integration of established brokerage companies and the hiring of experienced brokers. Through these actions, we have been able to expand our presence in key markets and position our Financial Services business for sustained growth. Recent acquisitions include:

•	October 2012—Various assets of North American municipal bond inter-dealer broker Wolfe & Hurst Bond Brokers, Inc.;

•	December 2012—Acquisition of Ginalfi Finance, a Paris-based inter-dealer specializing in the intermediation of money market products, credit bonds, government bonds and swaps;

•

February 2013—Acquisition of the business and certain assets of Sterling International Brokers Limited, a London-based financial brokerage firm specializing in Pound Sterling and other major currency transactions;

•	February 2014—Acquisition of the assets of HEAT Energy Group, an independent energy brokerage company focused on regional term power markets and natural gas swaps; and

Our Real Estate Services business was created through various acquisitions of securities, assets and businesses. Specifically, we made the following acquisitions:

•

October 2011—Newmark & Company Real Estate, Inc. and certain of its affiliates, a leading U.S. commercial real estate brokerage and advisory firm serving corporate and institutional clients. Newmark operated as Newmark Knight Frank in the United States until it was integrated with Grubb & Ellis and the combined companies became known as “Newmark Grubb Knight Frank.” Newmark is associated with London-based Knight Frank LLP;

•

April 2012—Substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries. We have integrated Grubb & Ellis assets with Newmark, resulting in the Newmark Grubb Knight Frank brand;

•	December 2012—Acquisition of a commercial real estate services firm, Denver-based Frederick Ross Company;

•	December 2012—Acquisition of a commercial real estate services firm, Philadelphia-based Smith Mack; and

•	January 2014—Announcement of an agreement to acquire a commercial real estate services firm, Northern California-based Cornish & Carey Commercial.

NASDAQ OMX Transaction

On June 28, 2013, we completed the sale (the “NASDAQ OMX Transaction”) of certain assets to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). The NASDAQ OMX Transaction occurred pursuant to a Purchase Agreement, dated as of April 1, 2013 (the “Purchase Agreement”). At the closing, NASDAQ OMX purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (the “Purchased Assets” or “eSpeed”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably in each of the fifteen years following the closing. The $750 million in cash paid at closing was subject to adjustment for certain pre-paid amounts and accrued costs and expenses, and the 14,883,705 shares of NASDAQ OMX common stock will be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ OMX, as a whole, is equal to or greater than $25 million. On November 12, 2013, we received 992,247 shares of NASDAQ OMX common stock in accordance with the agreement. The contingent future issuances of NASDAQ OMX common stock are also subject to acceleration upon the occurrence of certain events, including the acquisition by any person of 50% or more of NASDAQ OMX’s stock (including by merger), NASDAQ OMX ceasing to hold Purchased Assets representing 50% or more of the aggregate revenue attributable to the Purchased Assets as of the closing, and the sale of all or substantially all of NASDAQ OMX’s assets, as well as to certain anti-dilution provisions.

As a result of the NASDAQ OMX Transaction, we only sold our on-the-run, benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. Over time, we have built these six instruments into some of the deepest and most liquid markets in the world. This platform, together with the directly related market data and co-location businesses, generated approximately $99 million in revenues in 2012 and $48.4 million in revenues in the first six months of 2013. We retain all of our other voice, hybrid, and fully electronic trading, market data, and software businesses, including voice, hybrid and electronic brokerage of off-the-run U.S. Treasuries, as well as Treasury Bills, Treasury Swaps, Treasury Repos, Treasury Spreads, and Treasury Rolls. We also continue to offer voice brokerage for on-the-run U.S. Treasuries.

Overview of Our Products and Services

Financial Services

Financial Brokerage

We are focused on serving three principal financial brokerage markets:

•	traditional, liquid brokerage markets, such as government bonds;

•	illiquid markets, such as emerging market bonds and single name credit derivatives; and

•	targeted local markets throughout the world, such as rates products in Brazil.

We provide electronic marketplaces in several financial markets through BGC Trader, a multi-asset hybrid offering for voice and electronic execution. These electronic marketplaces include government bond markets, spot foreign exchange, foreign exchange options, corporate bonds, and credit default swaps. We believe that BGC Trader is a comprehensive application providing volume, access, speed of execution and ease of use. Our trading platform establishes a direct link between our brokers and customers and occupies valuable real estate on traders’ desktop, which is difficult to replicate. We believe that we can leverage our platform to offer fully electronic trading as additional products transition from voice to electronic execution.

We have leveraged our hybrid platform to provide real-time product and pricing information through our BGC Trader application. We also provide straight-through processing to our customers for an increasing number of products. Our end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems. Customers can access our trading application through our privately managed global high speed data network, over the internet, or through third party communication networks.

The following table identifies some of the key Financial Services products that we broker:

Rates	Interest rate derivatives
Certain off-the-run U.S. Treasuries
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
Cash equities
Index futures
Commodities
Energy derivatives
Other derivatives and futures

Certain categories of trades settle for clearing purposes with CF&Co, one of our affiliates. CF&Co is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Fixed Income Clearing Corporation (“FICC”), a subsidiary of the Depository Trust & Clearing Corporation. We, CF&Co and other affiliates participate in off-the-run U.S. Treasuries as well as other markets by posting quotations for our respective accounts and by acting as principal. Such activity is intended, among other things, to assist us, CF&Co and our affiliates in managing proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

Market Data

BGC Market Data is a supplier of real-time, tradable, indicative, end-of-day, and historical market data. Our product suite includes fixed income, interest rate derivatives, credit derivatives, foreign exchange, foreign exchange options, money markets, energy and equity derivatives and structured market data products. It is made available via direct data feed, as well as via vendors such as Bloomberg, Thomson Reuters, Interactive Data Corporation and other select specialist vendors. A significant portion of our market data revenue was historically generated by products sold in the NASDAQ OMX Transaction. We continue to sell data relating to our remaining products.

Software Solutions

Through our Software Solutions business, we provide customized screen-based market solutions to both related and unrelated parties. Using Software Solutions, our clients are able to develop a marketplace, trade with their customers, issue debt, access program trading interfaces and access our network and our intellectual property. We can add advanced functionality to enable our customers to distribute branded products to their customers through online offerings and auctions, including private and reverse auctions, via our trading platform and global network.

We have signed Software Solutions agreements with a number of U.S. and international enterprises, including the following:

•

The Federal Home Loan Bank, which is a U.S. government-sponsored enterprise and one of the largest issuers in the global short-term securities market. Our electronic auction-based technology has powered The Federal Home Loan Bank’s primary discount note auctions since August 2002.

•	The Federal Farm Credit Banks Funding Corporation, which issues a variety of debt securities on behalf of the Farm Credit System, has been using our platform since October 2010.

Our Software Solutions business provides the software and technology infrastructure for the transactional and technology related elements of Freedom International Brokerage Company’s (“Freedom”) marketplace as well as certain other services in exchange for specified percentages of transaction revenues from the marketplace. It also provides certain technology services to support ELX’s electronic trading platform.

Aqua Business

In October 2007, we spun off our former eSpeed Equities Direct business to form Aqua Securities, L.P. (“Aqua”), a business owned 51% by Cantor and 49% by us. Aqua’s purpose is to provide access to new block trading liquidity in the equities markets. The SEC has granted approval for Aqua to operate an Alternative Trading System in compliance with Regulation ATS.

Real Estate Services

Throughout this Form 10-K, we refer to our Real Estate Services business and to NGKF interchangeably. NGKF was formed through the acquisition of Newmark & Company Real Estate, Inc. in October 2011 and the purchase of substantially all of the assets of Grubb & Ellis Company in April 2012. NGKF is a full-service commercial real estate platform that comprises our Real Estate Services segment, offering commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory , investment sales and financial services, consulting, project and development management, and property and facilities management.

As of December 31, 2013, we owned and operated 51 offices in the U.S. We generate revenues from commissions or transactions, management fees on a contractual and per project basis, fees for Global Corporate Services and consulting fees.

We also have agreements in place to operate on a collaborative and cross-referral basis with over 50 independently-owned offices in the United States and elsewhere in the Americas in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independently-owned offices generally use some variation of Newmark’s branding in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently-owned offices, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where our Real Estate Services business does not have a physical presence.

Outside of the Americas, we are associated with London-based Knight Frank LLP (“Knight Frank”), which operates on a similar collaborative and cross-referral basis. Knight Frank is a leading independent, global real estate consultancy firm providing integrated prime and commercial real estate services, operating in approximately 220 key office hubs across Europe, the Middle East, Asia, Australia and Africa.

NGKF has consistently won a number of U.S. industry awards and accolades in recognition of its performance and achievements. These include being named or receiving:

•	A top five brokerage firm by National Real Estate Investor magazine and Commercial Property Executive magazine, for 2013;

•	A top 10 property manager by National Real Estate Investor magazine, Commercial Property Executive magazine, and Crain’s New York Business magazine for 2013;

•	One of the top 100 outsourcing firms for 2013 by the International Association of Outsourcing Professionals; and

•	10 awards over the last 11 years from the Real Estate Board of New York.

Real Estate Brokerage and Transaction Services

Our brokerage sales professionals assist in the purchase, sale and leasing of property on behalf of users, owners, investors and developers of commercial real estate. With a comprehensive approach to transactions, we offer a full suite of services to clients, from site selection and sale negotiations to needs analysis, occupancy projections, prospect qualification, pricing recommendations, long-term value consultation, tenant representation and consulting services. We believe that we offer the strategic consulting, analysis and resources clients need to assign value to an initiative and make informed decisions that enhance financial outcomes and corporate performance, for purposes of acquisition, disposition, potential use, retention, redevelopment, mortgage, income tax, or litigation. Assignments have included office buildings, regional malls, shopping centers, free-standing retail, industrial facilities, apartment projects, master-planned communities, land, air rights, schools and universities, new developments, hospitals and medical centers, hotels, historic landmarks, transportation stations, sports arenas and a variety of other special-use properties.

We offer a diverse range of real estate brokerage and transactional services including:

•

Tenant Representation. We represent tenants in the office, industrial, retail, data center, healthcare and hospitality sectors. Tenant representation services include space acquisition and disposition, strategic planning, site selection, financial and market analysis, economic incentives analysis, lease negotiations, lease auditing, project management and construction supervision.

•

Owner Representation. We represent both owners and investors. Services include agency leasing, property assessment, prospecting/canvassing, marketing and repositioning strategy, financial analysis, lease negotiation, construction supervision and tenant retention.

•

Investment Sales and Financial Services. We provide clients with strategic solutions to their real estate capital concerns. NGKF offers a broad range of real estate capital markets services, including investment sales and access to providers of debt and equity financing. Representing buyers and sellers, we provide access to a broad range of services, including asset sales, sale leasebacks, asset management, valuation, mortgage and entity-level financing and due diligence. The transactions we broker involve vacant land, new real estate developments and existing buildings. NGKF specializes in arranging equity or debt for most types of value-added commercial real estate, including land, condominium, conversions, subdivisions, office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage and special use.

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

Real Estate Management Services

Through our NGKF brand, we have the ability to provide commercial property and facility management services to tenants, owners and landlords. We offer a diverse range of management services to clients, many of whom also use our real estate brokerage services, including:

•

Property and Facilities Management. NGKF manages a broad range of properties, including headquarters, facilities and office space, for a broad cross section of companies, including Fortune 500 companies. We manage the day-to-day operations and maintenance for urban and suburban commercial properties of most types, including office, industrial, data centers, healthcare, retail, call centers, urban towers, suburban campuses, and landmark buildings. Property management services include building operations and maintenance, leasing, vendor and contract negotiation, project oversight and value engineering, labor relations, property inspection/quality control, property accounting and financial reporting, cash flow analysis, financial modeling, lease administration, due diligence, and exit strategies. Facilities management services also include facility audits and reviews, energy management services, janitorial services, mechanical services, bill payment, maintenance, project management, and moving management. As of December 31, 2013, we had approximately 165.5 million square feet managed in the U.S. by offices owned by us.

•

Global Corporate Services. NGKF provides what we believe are comprehensive, beginning-to-end corporate services solutions for clients. We thoroughly assess clients’ business objectives and long-term goals, and then implement real estate and operational strategies designed to reduce costs and increase flexibility and profitability for clients regarding their real estate needs. Services include brokerage services, account management, transition management, lease administration, operations consulting, transaction management, financial integration, project management, and facilities management. Our real estate business utilizes a variety of proprietary technology tools to facilitate provision of transaction and management services to our clients. For example, our global corporate services professionals utilize our proprietary NGKF Vision Tool, which provides data integration, analysis and reporting, as well as the capability to analyze potential “what if” scenarios to support client decision making. Our proprietary NGKF Analytics solution integrates data from client HR and ERP systems, government, Internet sources and NGKF internal databases to support our professionals in providing information analysis and insight to clients in managing their portfolios.

•

Consulting Services. Through our Global Corporate Services business, we seek to develop and implement best practices to align our clients’ real estate needs with their overall business strategies. Consulting services include operations and portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, and operations and industrial consulting. Project management services include master planning, design and construction in commercial, retail, hospitality, medical, higher education and transportation spaces. Industrial service offerings also include logistics evaluation, strategic planning and building repositioning, facility assessment, financial and economic incentive analysis, drive time studies, geographic searches and zoning issues.

Customers

In Financial Services, we primarily serve the wholesale inter-dealer market, including many of the world’s largest banks that regularly trade in capital markets, brokerage houses, investment firms, hedge funds, and investment banks. Customers using our branded products also include professional trading firms, futures commission merchants and other professional market participants and financial institutions. Our market data products and services are available through many platforms and are available to a wide variety of capital market participants. including banks, investment banks, brokerage firms, asset managers, hedge funds, investment analysts and financial advisors. We also license our intellectual property portfolio and Software Solutions to various financial markets participants. For the year ended December 31, 2013, our top 10 Financial Services customers, collectively, accounted for approximately 20.1% of our total revenue on a consolidated basis and our largest customer accounted for approximately 2.4% of our total revenue on a consolidated basis.

In our Real Estate Services segment, our customers include a full range of real estate owners, tenants, investors, lenders and multi-national corporations in the markets we serve. For the year ended December 31, 2013, our top 10 Real Estate Services customers, collectively, accounted for approximately 2.2% of our total revenue on a consolidated basis and our largest customer accounted for approximately 0.4% of our total revenue on a consolidated basis.

Sales and Marketing

Financial Services

In our Financial Services business, our brokers and salespeople are the primary marketing and sales resources to our customers. Thus, our sales and marketing program is aimed at enhancing the ability of our brokers to cross-sell effectively in addition to informing our customers about our product and service offerings. We also employ product teams and business development professionals. We leverage our customer relationships through a variety of direct marketing and sales initiatives and build and enhance our brand image through marketing and communications campaigns targeted at a diverse audience, including traders, potential partners and the investor and press communities. We may also market to our existing and prospective customers through a variety of co-marketing/co-branding initiatives with our partners.

Our brokerage product team is composed of product managers who are each responsible for a specific part of our brokerage business. The product managers seek to ensure that our brokers, across all regions, have access to technical expertise, support and multiple execution methods in order to grow and market their business. This approach of combining marketing with our product and service strategy has enabled us to turn innovative ideas into both deliverable fully electronic and hybrid solutions, such as BGC Trader, our multi-asset hybrid offering to our customers for voice and electronic execution.

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

Our BGC Market Data branded products and services are promoted to our existing and prospective customers through a combination of sales, marketing and co-marketing campaigns.

Real Estate Services

Sales and marketing efforts for our Real Estate Services business occur on several interrelated levels. Our Real Estate Services marketing team seeks to develop the NGKF brand and to highlight its expansive platform while reinforcing NGKF’s position as a leading commercial real estate services firm in the U.S. This is accomplished through media relations, industry sponsorships, sales collateral and targeted advertising in trade and business publications. We believe that an emphasis on our Real Estate Services businesses unique capabilities and specialty groups, such as Capital Markets, Retail, Healthcare, Hospitality and Global Corporate Services, enables us to demonstrate our strengths and differentiate ourselves from our competitors. These multi-market business groups provide customized collateral, website and technology solutions that address specific client needs. On a local level, NGKF offices (including those owned by us and independently-owned offices) have access to tools and templates that arm NGKF sales professionals with the market knowledge we believe is necessary to educate and advise clients, and also to bring properties to market quickly and effectively. This includes proprietary research and analyses, web-based marketing systems, and ongoing communications and training about the firm’s depth and breadth of services. Our Real Estate Services business provides marketing services and materials to certain independently-owned offices as part of their overall agreement allowing them to use Newmark’s branding. We also benefit from shared referrals and materials from local offices.

Technology

Financial Services Technology

Pre-Trade Technology. Our financial brokers use a suite of pricing and analytical tools that have been developed both in-house and in cooperation with specialist software suppliers. The pre-trade software suite combines proprietary market data, pricing and calculation libraries, together with those outsourced from what we believe to be the best-of-breed providers in the sector. The tools in turn publish to a normalized, global market data distribution platform, allowing prices and rates to be distributed to our proprietary network, data vendor pages, secure websites and trading applications as indicative pricing.

Inter-Dealer Trading Technology. We utilize a sophisticated proprietary electronic trading platform to provide execution and market data services to our customers. The services are available through the proprietary API, FIX and a multi-asset proprietary trading platform BGC Trader. The platform presently supports a wide and constantly expanding range of products, which includes FX Options, European corporate bonds, European CDS and iTRAXX, IRS in multiple currencies, US REPO, TIPS, MBS, and other products. Every product on the platform is supported in either view-only, hybrid/managed or fully electronic mode, and can be transitioned from one mode to the next in response to market demands. The flexible BGC technology stack is designed to support feature-rich workflows required by the hybrid mode as well as delivering high throughput and low transaction latency required by the fully-electronic mode. Trades executed by our customers in any mode are eligible for immediate electronic confirmation through direct straight-through processing (“STP”) links as well as STP hubs. The BGC trading platform services are operated out of several globally distributed datacenters and delivered to customers over BGC’s global private network, third-party connectivity providers as well as the Internet. BGC’s proprietary graphical user interfaces and the API/FIX connectivity are deployed at hundreds of major banks and institutions and service thousands of users.

Post-Trade Technology. Our platform automates previously paper and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost of many of our customers’ back offices and enabling STP. In addition to our own system, confirmation and trade processing is also available through third-party hubs including Swapswire, T-Zero, Reuters RTNS, Logicscope and direct straight-through processing in FIX for various banks.

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

Systems Architecture. Our systems consist of layered components, which provide matching, credit management, market data distribution, position reporting, customer display and customer integration. The private network currently operates from four concurrent data centers (two of which are in London, one of which is in Rochelle Park, New Jersey, which we have rights to use until July 2015 pursuant to an agreement with NASDAQ OMX, and one of which is in Trumbull, Connecticut) and 6 hub cities throughout the world acting as distribution points for all private network customers. Our network hubs beyond the core data centers are in Chicago, Hong Kong, São Paolo, Singapore, Tokyo and Toronto. The redundant structure of our system provides multiple backup paths and re-routing of data transmission in the event of failure.

In addition to our own network system, we also receive and distribute secure trading information from customers using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global customers.

Software Development

We devote substantial efforts to the development and improvement of our hybrid and electronic marketplaces and licensed software products and services. We work with our customers to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing. As of December 31, 2013, we employed approximately 400 technology professionals.

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

We also have agreements to license technology that may be covered by several pending U.S. patent applications relating to various aspects of our electronic trading systems, including both functional and design aspects. We have filed a number of patent applications to further protect our proprietary technology and innovations, and have received patents for some of those applications.

Our patent portfolio is growing and consists of numerous patents and patent applications relating to our core businesses and relating to other businesses. We continue to look for opportunities to license and/or otherwise monetize these and other patents in our portfolio.

Credit Risk

Credit risk arises from potential non-performance by counterparties and customers. We have established policies and procedures to manage our exposure to credit risk. We maintain a thorough credit approval process to limit exposure to counterparty risk and employ stringent monitoring to control the counterparty risk from our matched principal and agency businesses. Our account opening and counterparty approval process includes verification of key customer identification, anti-money laundering verification checks and a credit review of financial and operating data. The credit review process includes establishing an internal credit rating and any other information deemed necessary to make an informed credit decision, which may include correspondence, due diligence calls and a visit to the entity’s premises, as necessary.

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

Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices or other factors will result in losses for a specified position. In our Financial Services business, we may allow certain of our desks to enter into unmatched principal transactions in the ordinary course of business and hold long and short inventory positions. These transactions are primarily for the purpose of facilitating clients’ execution needs, adding liquidity to a market or attracting additional order flow. As a result, we may have market risk exposure on these transactions. Our exposure varies based on the size of our overall positions, the risk characteristics of the instruments held and the amount of time the positions are held before they are disposed of. We have limited ability to track our exposure to market risk and unmatched positions on an intra-day basis; however, we attempt to mitigate market risk on these positions by strict risk limits, extremely limited holding periods and hedging our exposure. These positions are intended to be held short term to facilitate customer transactions. However, due to a number of factors, including the nature of the position and access to the market on which it trades, we may not be able to unwind the position and we may be forced to hold the position for a longer period than anticipated. All positions held longer than intra-day are marked to market.

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $45.0 million as of December 31, 2013. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 8—“Marketable Securities” and Note 10—“Derivatives” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities.

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

Operational Risk

Our Financial Services businesses are highly dependent on our ability to process a large number of transactions across numerous and diverse markets in many currencies on a daily basis. If any of our data processing systems does not operate properly or is disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

In addition, despite our contingency plans, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with whom we conduct business.

Further, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology to maintain the confidentiality, integrity and availability of our and our clients’ information, the nature of the threats continue to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber attaches and other events that could have an adverse security impact. There have also been an increasing number of malicious cyber incidents in recent years in various industries, including ours. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our businesses, could present risks to our operations.

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

Interest Rate Risk

We had $408.4 million in fixed-rate debt outstanding as of December 31, 2013. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

Disaster Recovery

Our processes address disaster recovery concerns. We operate most of our technology from dual-primary data centers at our two different London locations. Either site alone is capable of running all of our essential systems. In addition, we maintain technology operations from data centers in New Jersey and Connecticut. Replicated instances of this technology are maintained in our London data centers. All data centers are built and equipped to best-practice standards of physical security with appropriate environmental monitoring and safeguards. Failover for the majority of our systems is automated.

Competition

Financial Services

We encounter competition in all aspects of our businesses. In our Financial Services businesses, we compete primarily with other inter-dealer brokers, including for brokers, salespeople, and suitable acquisition candidates. Our existing and potential competitors are numerous and include other inter-dealer brokerage firms, multi-dealer trading companies, technology companies and market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, consortia, business-to-business marketplace infrastructure companies and niche market energy and other commodity Internet-based trading systems.

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

Demand for services of brokers is directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. Other significant factors affecting competition in the brokerage industry are the quality and ability of professional personnel, the depth and pricing efficiency of the markets in which the brokers transact, the strength of the technology used to service and execute on those markets and the relative prices of products and services offered by the brokers and by competing markets and trading processes.

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

Exchanges

Although our businesses will often use exchanges to execute transactions brokered in both listed and OTC markets, we believe that exchanges have sought and will seek to migrate products traditionally traded in OTC markets by inter-dealer brokers to exchanges. However, we believe that when a product goes from OTC to exchange-traded, the underlying or related OTC market often continues to experience growth in line with the growth of the exchange-traded contract. In addition, IntercontinentalExchange, Inc. (“ICE”) operates both regulated exchanges and OTC execution services, and in the latter it competes directly with inter-dealer brokers in energy, commodities, and credit products. ICE entered these OTC markets primarily by acquiring independent OTC brokers, and we believe that it is likely ICE or other exchange operators may seek to compete with us in the future by acquiring other such brokers, by creating futures products designed to mimic OTC products, or through other means. Further, ICE and CME also operate swap execution facilities (“SEFs”), and we expect that other exchanges may also seek to do so.

Banks and Broker-dealers

Banks and broker-dealers have in the past created and/or funded consortia to compete with exchanges and inter-dealer brokers. For example, ICAP plc’s inter-dealer businesses for fully electronic trading of U.S. Treasuries and spot foreign exchange both began as dealer-owned consortia before being acquired by ICAP plc. An example of a current and similar consortium is Tradeweb Markets LLC (“Tradeweb”). Currently, several large banks hold stakes in Tradeweb, an internet-based market intermediary. Thomson Reuters Corporation is Tradeweb’s single largest shareholder. Although Tradeweb operates primarily as a dealer to customer platform, one of its offerings includes a voice and electronic inter-dealer platform for mortgage-backed and U.S. Agency securities. Tradeweb operates a SEF. In addition, Tradeweb’s management has said that it would like to expand into other inter-dealer markets, and as such may compete with us in other areas over time. In connection with the NASDAQ OMX Transaction, we agreed that for three years after the closing, we and Cantor will not engage in the business of fully electronic brokerage of benchmark on-the-run U.S. Treasuries and certain transactions in first off-the-run U.S. Treasuries, subject to certain exceptions.

Overall, we believe that we may also face future competition from market data and technology companies and some securities brokerage firms, some of which are currently our customers, as well as from any future strategic alliances, joint ventures or other partnerships created by one or more of our potential or existing competitors.

Real Estate Services

In our Real Estate Services segment, we compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, capital markets (equity and debt) solutions, development services and proprietary research. Each business discipline is highly competitive on a national, regional and local level. Depending on the geography, property type or service, we face competition from other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our facilities management business and have recently expanded their offerings; in-house corporate real estate departments; developers; institutional lenders; insurance companies; investment banking firms; investment managers; and accounting and consulting firms. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms and are smaller than we are, some of these competitors are more entrenched on a local or regional basis. We are also subject to competition from other large multi-national firms that have similar service competencies to ours, including CBRE Group, Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield and Colliers International. In addition, specialized firms like HFF, Inc. and Eastdil Secured, LLC compete with us in certain areas.

Partnership Overview

We believe that our partnership structure is one of the unique strengths of our business. Many of our key brokers have their own capital invested in our business, aligning their interests with our stockholders. Limited partnership interests in BGC Holdings consist of: (i) “founding/working partner units” held by limited partners who are employees; (ii) “limited partnership units,” which consist of a variety of units that are generally held by employees such as REUs, RPUs, PSUs, PSIs and LPUs; (iii) “Cantor units” which are the exchangeable limited partnership interests held by Cantor entities; and (iv) preferred partnership units (“Preferred Units”), which are working partner units that may be awarded to holders of, or contemporaneous with, the grant of, PSUs, PSIs, PSEs, LPUs, ASPUs, ASPIs, ASPEs, REUs, RPUs, AREUs, and ARPUs. (see our “Organizational Structure”.)

We believe that our partnership structure is an effective tool in recruiting, motivating and retaining key employees. Many brokers are attracted by the opportunity to become partners because the partnership agreement generally entitles partners to quarterly distributions of income from the partnership. While BGC Holdings limited partnership interests generally entitle our partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below), any such partners are only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account, excluding any goodwill or going concern value of our business unless Cantor, in the case of the founding partners, and we, as the general partner of BGC Holdings, otherwise determine. Our partners can receive the right to exchange their BGC Holdings limited partnership interests for shares of our Class A common stock (if, in the case of founding partners, Cantor so determines and in the case of working partners and limited partnership unit holders, the BGC Holdings general partner, with Cantor’s consent, determines otherwise) and thereby realize any higher value associated with our Class A common stock. We believe that, having invested their own capital in us, partners feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues.

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

The SEC is the federal agency primarily responsible for the administration of federal securities laws, including adopting rules and regulations applicable to broker-dealers (other than government securities broker-dealers) and enforcing both its rules regarding broker-dealers and the Treasury’s rules regarding government securities broker-dealers. Broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business or have registered to do business. In addition, Treasury rules relating to trading government securities apply to such activities when engaged in by broker-dealers. The Commodities Futures Trading Commission (the “CFTC”) is the federal agency primarily responsible for the administration of federal commodities future laws, including the adoption of rules applicable to Futures Commissions Merchants and Designated Contract Markets such as ELX.

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

The changing regulatory environment, new laws that may be passed by Congress, and rules that may be promulgated by the SEC, the Treasury, the Federal Reserve Bank of New York, the CFTC, the NFA, FINRA and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, if adopted, may directly affect our mode of operation and profitability, of our competitors and our customers and of the securities markets in a way that could adversely affect our businesses.

The SEC, self-regulatory organizations and state securities administrators conduct informal and formal investigations of possible improprieties or illegal action by broker-dealers and their “associated persons,” which could be followed by the institution of administrative, civil and/or criminal proceedings against broker-dealers and/or “associated persons.” Among the sanctions that may result if administrative, civil or criminal proceedings were ever instituted against us or our “associated persons,” are injunctions, censure, fines, penalties, the issuance of cease-and-desist orders or suspension or expulsion from the industry and, in rare instances, even imprisonment. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets, rather than to protect broker-dealers, creditors and equity holders. From time to time, our “associated persons” have been and are subject to routine investigations, none of which to date, have had a material adverse effect on our business.

In light of recent events in the U.S. and global financial markets and economy, regulators and legislators in the U.S. and European Union (“EU”) continue to craft new laws and regulations for the global OTC derivatives markets, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law in July 2010. The Dodd-Frank Act mandates or encourages several reforms regarding derivatives, including new regulations for swaps markets creating impartiality considerations, additional pre- and post-trade transparency requirements and heightened collateral or capital standards, as well as recommendations for the obligatory use of central clearing for most standardized derivatives. The law also requires that standardized derivatives be traded in an open and non-exclusionary manner on a regulated exchange or a SEF. The SEC and CFTC are still in the process of finalizing rules for the implementation of these requirements. The actual implementation of said rules may be phased in over a longer period.

Similarly, while the recently adopted Volcker Rule will not apply directly to us, the Volcker Rule may have a material impact on many of the banking and other institutions with which we do business or compete. There may be a continued uncertainty regarding the Volcker Rule, its impact on various affected businesses, how those businesses will respond to it, and the effect that it will have on the markets in which we do business.

On October 2, 2013, BGC Derivative Markets, L.P. (“BGC Derivative Markets”), a subsidiary of the Company, began operating our Swap Execution Facility (“SEF”). Mandatory Dodd-Frank compliant execution by Swap Dealers and Major Swap Participants is scheduled to commence in February 2014 for a small number of products, and in May of 2014 for others. We have heard from many of our large bank customers that they are currently trading less while they prepare for the new rules to take effect. Although SEF activity has greatly increased in January 2014 compared with December 2013, volumes to date are not indicative of what we expect this business to look like a year from now. We anticipate improved derivatives volumes once the regulatory landscape becomes clearer for our clients. In addition, BGC maintains its ownership stake in ELX, a Commodity Futures Trading Commission (“CFTC”) approved designated contract market (“DCM”), which also includes several of the world’s largest banks as equity holders. ELX began Dodd-Frank compliant swap and swap-futures trading in the fourth quarter of 2013, and we expect growing volumes as market participants expand the use of ELX to comply with regulations effective in the first quarter of 2014.

U.K. and European Regulation

The Financial Conduct Authority (“FCA”) is the main statutory regulator for the United Kingdom financial services industry. The FCA was established in 2013, and superseded the former regulatory agency, the Financial Services Authority (“FSA”). The FCA’s objectives are to protect customers, maintain the stability of the financial services industry and promote competition between financial services providers. It has broad rule-making, investigative and enforcement powers derived from the Financial Services and Markets Act 2000 and subsequent and derivative legislation and regulations.

The FCA has continued to implement the far-reaching reform rules initiated by the FSA, that are designed to enhance firms’ liquidity risk management practices, based on the lessons learned since the start of the credit crisis in 2007, as well as a regulatory model with a clear internal separation of conduct of business and prudential regulation. Implications of these rules include better liquidity risk management capability (including the use of stress testing and contingency funding plans (“CFP”)), less reliance on short-term wholesale funding, and higher amounts and quality of liquid asset securities (government securities), leading to an increased likelihood of surviving a severe liquidity stress event, the overarching principles being self-sufficiency and adequacy of liquid resources. Currently, we have subsidiaries and branches regulated by the FCA (BGC Brokers L.P., and the U.K. branch of Aurel BGC).

From time to time, we have been and are subject to periodic examinations, inspections and investigations, including periodic risk assessment and related reviews of our U.K. group, the most recent of which took place in 2012. Throughout 2011 and 2012, and following a periodic risk assessment review by the FSA, BGC European Holdings, L.P., and its regulated subsidiary BGC Brokers L.P., embarked on a major review of its liquidity and capital, and control environment, pursuant to which we assessed the appropriateness of the scope and structure of the businesses in our U.K. group. We increased the liquidity and capital levels of certain of our U.K. group’s regulated businesses, and also reviewed and enhanced our policies and procedures relating to assessing risks and our liquidity and capital requirements. We also produced detailed contingency planning steps to determine the standalone viability of each of the businesses in our U.K. group as well as a theoretical orderly wind-down scenario for these businesses. Currently, at the request of the FCA, the U.K. group is continuing to enhance and embed certain aspects of its financial crime prevention framework, its operational risk framework, and its governance structures. The U.K. group anticipates that the FCA will review this work at some point during 2014, and that review may include a Skilled Person’s report.

Recent European Regulatory Developments

The European Market Infrastructure Regulation on OTC derivatives, central counterparties and trade repositories (“EMIR”) was adopted in July 2012. EMIR fulfills several of the EU’s G20 commitments to reform OTC derivatives markets. The reforms reduce systemic risk and bring more transparency to both OTC and listed derivatives markets. EMIR derivatives rules will apply initially to financial and non-financial firms that are counterparties to derivatives contracts in the EU and later to those trading outside the EU under certain circumstances.

The first compliance obligations for EMIR came into force in mid-March 2013 with the adoption of the regulatory technical standards and implementing technical standards which included timely confirmations. Risk mitigation techniques for uncleared OTC derivatives became effective September 15, 2013 and comprised ISDA portfolio reconciliation, dispute resolution and disclosure protocol. The trade reporting and clearing requirements are scheduled for implementation in February 2014 and mid-2014, respectively. In July 2013, the European Commission and the CFTC announced the “Path Forward” on the alignment of OTC derivatives regulations between the two jurisdictions. For the EU, this involves the implementation of the European Market Infrastructure Regulation and proposed amendments to the European Commission’s Markets in Financial Instruments Directive (“MiFID”).

To achieve a high level of harmonization and strong convergence in regular supervisory reporting requirements, the Committee of European Banking Supervisors issued guidelines on prudential reporting with the aim of developing a supervisory reporting framework based on common formats, known as COREP. COREP has become part of European Banking Authorities’ implementing technical standards on reporting. In addition, guidelines on Financial Reporting covering consolidated and sub-consolidated financial reporting for supervisory purposes based on International Financial Reporting Standards are being developed, known as FINREP. These initiatives will impact the nature, timing and extent of regulatory reporting for our European regulated group.

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

The EU is currently in the process of revising the European Commission’s Markets in Financial Instruments Directive II (“MiFID II”) and the Market Abuse Directive. Both of these directives are relevant to the Company and MiFID II will have a particularly significant impact in a number of areas, including corporate governance, transaction reporting, pre-and post-trade transparency and investor protection. MiFID II will also introduce a new catch-all trading venue category known as the organized trading facility, as well as an equivalence assessment of non-EU jurisdictions for granting access to EU markets. The timetable for implementation of these revised directives is not yet clear but the new regimes could come into effect by 2015.

We are unable to predict how any of these new laws and proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways, subject us to the risk of fines, sanctions, enhanced oversight, increased financial and capital requirements and additional restrictions or limitations on our ability to conduct or grow our businesses, and could otherwise have an adverse effect on our businesses, financial condition, results of operations and prospects. We believe that uncertainty and potential delays around the final form such new rules might take may negatively impact trading volumes in certain markets in which we transact. Increased capital requirements may also diminish transaction velocity. While the broad framework of proposed legislation is known, we believe that it is too early for there to be clarity on the specific aspects of the proposals that may directly affect our businesses as exact rules have not yet been finalized. While we generally believe the net impact of the rules and regulations may be positive for our businesses, unintended consequences of the legislation may adversely affect us in ways yet to be determined.

Other Financial Services Regulation

Our subsidiaries that have foreign operations are subject to regulation by the relevant regulatory authorities and self-regulatory organizations in the countries in which they do business. The following table sets forth certain jurisdictions, other than the United States, in which we do business and the applicable regulatory authority or authorities of each such jurisdiction:

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations

Australia	Australian Securities and Investments Commission and Australian Securities Exchange

Brazil	Brazilian Securities and Exchange Commission, the Central Bank of Brazil and BM&F BOVESPA

Canada	Ontario Securities Commission

China	China Banking Regulatory Commission, State Administration of Foreign Exchange

Dubai	Dubai Financial Supervisory Authority

France	Banque de France and subsidiary agencies, CECEI (Comité des Établissements de Crédit et des Entreprises d’investissement), CCLRF (Comité Consultatif de la Législation et de la Réglementation Financière), Commission Bancaire and AMF (Autorité des Marchés Financiers)

Hong Kong	Hong Kong Securities and Futures Commission and The Hong Kong Monetary Authority

Japan	Japanese Financial Services Agency, Japan Securities Dealers Association and the Securities and Exchange Surveillance Commission

Korea	Ministry of Strategy and Finance, The Bank of Korea, The Financial Services Commission and The Financial Supervisory Service

Mexico	Banking and Securities National Commission

Russia	Federal Service for Financial Markets

Singapore	Monetary Authority of Singapore

South Africa	Johannesburg Stock Exchange

Switzerland	Swiss Federal Banking Commission

Turkey	Capital Markets Board of Turkey

United Kingdom	Financial Conduct Authority

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

We could be required to pay fines, return commissions, have a license suspended or revoked, or be subject to criminal action should we conduct regulated activities without a license, or without maintaining the necessary license or if we violate applicable rules and regulations. Licensing requirements could also impact our ability to engage in certain types of transactions, change the way in which we conduct business or affect the cost of conducting business. We and our licensed associates may be subject to various due diligence, disclosure, standard-of-care, anti-money laundering and other obligations. We could become subject to claims by participants in real estate sales or other services claiming that we did not fulfill our obligations as a service provider or broker. This could include claims with respect to alleged conflicts of interest where we act, or are perceived to be acting, for two or more clients. While management has overseen highly regulated businesses before and expects to maintain required licenses in a satisfactory manner, no assurance can be given that it will always be the case.

In addition, federal, state and local laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations which impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to such properties. In our role as property or facilities manager, we could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes at properties we currently or formerly managed, or at off-site locations where wastes from such properties were disposed. Such liability can be imposed with regard for the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these may be joint and several, meaning that one liable party could be responsible for all costs related to a contaminated site. We could also be subject to property damage or personal injury claims alleged to result from environmental contamination, or from asbestos-containing materials or lead-based paint present at the properties or facilities we manage. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property or facilities managers to inspect for and remove lead-based paint in certain buildings, could increase our costs of legal compliance and potentially subject us to violations or claims.

Capital Requirements

U.S.

Every U.S.-registered broker-dealer is subject to the Uniform Net Capital Requirements. FCMs, such as BGC Financial L.P. (“BGCF”), are also subject to CFTC capital requirements. These requirements are designed to ensure financial soundness and liquidity by prohibiting a broker or dealer from engaging in business at a time when it does not satisfy minimum net capital requirements.

In the United States, net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets, such as a firm’s positions in securities. Among these deductions are adjustments, commonly referred to as “haircuts,” to the market value of securities positions to reflect the market risk of such positions prior to their liquidation or disposition. The Uniform Net Capital Requirements also impose a minimum ratio of debt to equity, which may include qualified subordinated borrowings.

Regulations have been adopted by the SEC that prohibit the withdrawal of equity capital of a broker-dealer, restrict the ability of a broker-dealer to distribute or engage in any transaction with a parent company or an affiliate that results in a reduction of equity capital or to provide an unsecured loan or advance against equity capital for the direct or indirect benefit of certain persons related to the broker-dealer (including partners and affiliates) if the broker-dealer’s net capital is, or would be as a result of such withdrawal, distribution, loan or advance, below specified thresholds of excess net capital. In addition, the SEC’s regulations require certain notifications to be provided in advance of such withdrawals, distributions, reductions, loans and advances that exceed, in the aggregate, 30% of excess net capital within any 30-day period. The SEC has the authority to restrict, for up to 20 business days, such withdrawal, distribution or reduction of capital if the SEC concludes that it may be detrimental to the financial integrity of the broker-dealer or may expose its customers or creditors to loss. Notice is required following any such withdrawal, distribution, reduction, loan or advance that exceeds, in the aggregate, 20% of excess net capital within any 30 day period. The SEC’s regulations limiting withdrawals of excess net capital do not preclude the payment to employees of “reasonable compensation.”

Two of our subsidiaries, BGCF and Mint Brokers (f/k/a Seminole Financial), are registered with the SEC and are subject to the Uniform Net Capital Requirements. As an FCM, BGCF is also subject to the CFTC minimum capital requirement. BGCF is also a member of the FICC, which imposes capital requirements on its members. In addition, our SEF, BGC Derivative Markets, is required to maintain sufficient financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.

Compliance with the Uniform Net Capital Requirements may limit the extent and nature of our operations, requiring the use of our registered broker-dealer subsidiaries’ capital, and could also restrict or preclude our ability to withdraw capital from our broker-dealer subsidiaries or SEF.

Non-U.S.

Our international operations are also subject to capital requirements in their local jurisdictions. BGC Brokers L.P. and BGC European Holdings, L.P., which are partnerships based in the United Kingdom, are subject to capital requirements established by the U.K. FCA. The FCA applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital and liquidity requirements enforced by the FCA have undergone significant changes in response to the current regulatory landscape, and our U.K. businesses are now required to maintain significantly higher regulatory capital than they have in the past.

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. In Hong Kong, BGC Securities (Hong Kong), LLC and BGC Capital Markets (Hong Kong), Limited are regulated by the Securities and Futures Commission and The Hong Kong Monetary Authority, respectively. Both are subject to Hong Kong net capital requirements. In France, BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited; in Japan, BGC Shoken Kaisha Limited’s Japanese branch; in Singapore, BGC Partners (Singapore) Limited and BGC Securities (Singapore) Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, the LCH (LIFFE/LME) clearing organizations, of which BGC LP is a member, also imposes minimum capital requirements.

We had equity capital for our regulated subsidiaries of $330.5 million and $324.4 million for the years ended December 31, 2013 and 2012, respectively.

Employees

As of December 31, 2013, we had 6,386 total employees, of which approximately 59% were primarily focused on our Real Estate Services segment and approximately 41% were primarily focused on our Financial Services segment.

As of the same date, we had 2,385 brokers, salespeople, other professionals, and other front-office personnel, of whom 1,501 worked in our Financial Services segment and 884 in our Real Estate Services segment. Approximately 58% of our brokers, salespeople, other professionals, and other front-office personnel were based in the Americas, and approximately 29% were based in Europe, the Middle East and Africa and the remaining approximately 13% were based in the Asia-Pacific region.

Generally, our employees are not subject to any collective bargaining agreements, except for certain reimbursable employees within our Real Estate Services segment, and certain of our employees based in our European offices that are covered by the national, industry-wide collective bargaining agreements relevant to the countries in which they work.

Legal Proceedings

See the discussion of legal proceedings contained in Note 18— “Commitments, Contingencies and Guarantees” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of the end of the second quarter of 2013, pursuant to our Global Partnership Restructuring Program (see “Share Count Reduction and Modifications/Extensions of Employment Agreements”), the Company redeemed or exchanged approximately 76 million limited partnership units held by partners of BGC Holdings. Pursuant to the Program, the Company has delivered and expects to deliver an aggregate of approximately 44 million shares of the Company’s Class A common stock to the partners.

During the third and fourth quarters of 2013 and in the first quarter of 2014 through January 31, 2014, the Company has issued 43,784,541 shares of the Company’s Class A common stock pursuant to the Program, with the remaining 1,011,074 shares expected to be issued in the near term. Not including the shares expected to be issued, as of January 31, 2014, there were 182,969,887 shares of our Class A common stock outstanding, of which 3,773,352 shares were held by Cantor and CFGM, Cantor’s managing general partner. Therefore, taken together with the 1,011,074 shares expected to be issued, the organizational structure diagram reflects an aggregate of 183,980,961 shares of Class A common stock outstanding as of January 31, 2014. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of January 31, 2014, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 66.2% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through January 31, 2014, Cantor has distributed to its current and former partners an aggregate of 20,167,112 shares of Class A common stock, consisting of (i) 18,744,424 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,422,688 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of January 31, 2014, Cantor is still obligated to distribute to its current and former partners an aggregate of 16,432,917 shares of Class A common stock, consisting of 14,627,320 April 2008 distribution rights shares and 1,805,597 February 2012 distribution rights shares.

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

As a result of the Global Partnership Restructuring Program described above, as of January 31, 2014, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 218,829,068 units and 218,829,068 units, representing approximately 68.2% and 68.2% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 101,877,504 units and 101,877,504 units, representing approximately 31.8% and 31.8% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As described above, under the Global Partnership Restructuring Program, at the end of the second quarter of 2013 an aggregate of approximately 76 million BGC Holdings limited partnership units were redeemed or exchanged. From July 1, 2013 through January 31, 2014, an aggregate of 18,782,488 BGC limited partnership units were granted, including an aggregate of 283,206 non-exchangeable limited partnership units granted to our U.K. executives pursuant to the Program, these non-exchangeable units are not expected to become exchangeable and may be redeemed for no consideration in certain circumstances. As a result, as of January 31, 2014, outstanding BGC Holdings partnership interests included 33,050,088 limited partnership units, 20,044,483 founding/working partner units and 48,782,933 Cantor units.

We may in the future effect additional redemptions of BGC Holdings limited partnership units and founding/working partner units for shares of our Class A common stock. We may also continue our earlier partnership restructuring programs, whereby we redeemed or repurchased certain limited partnership units and founding/working partner units in exchange for new units, grants of exchangeability for Class A common stock or cash and, in many cases, obtained modifications or extensions of partners’ employment arrangements. We also generally expect to continue to grant exchange rights with respect to outstanding non-exchangeable limited partnership units and founding/working partner units, and to repurchase BGC Holdings partnership interests from time to time, including from Cantor, our executive officers, and other employees and partners, unrelated to our partnership restructuring programs.

Cantor units are generally exchangeable with us for our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable founding/working partner units, none of which was redeemed/exchanged in the Global Partnership Restructuring Program. As of January 31, 2014, there were 2,669,952 non-exchangeable founding/working partner units with respect to which Cantor had the right to acquire an equivalent number of Cantor units.

On November 6, 2013, BGC GP, LLC, a subsidiary of the Company and the General Partner of the Company’s majority-owned subsidiary, BGC Holdings, and Cantor, the Majority in Interest Exchangeable Limited Partner of the Partnership, entered into the Ninth Amendment to the Agreement of Limited Partnership of the Partnership (the “Ninth Amendment”) effective as of July 1, 2013.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings will be allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of January 31, 2014 there were 6,798,478 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

The following diagram illustrates our organizational structure as of January 31, 2014. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Interests (47.9% of economics of BGC Holdings)
• 15.2% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (1.7% of economics and 0.7% of voting power of BGC Partners, Inc.) and Class B common stock (15.9% of economics and 65.5% of voting power of BGC Partners, Inc.)
• 12.0% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (82.4% of economics and 33.8% of voting power of BGC Partners, Inc.)
• 56.2% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (68.2% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (68.2% of economics of BGC Global)
• Limited Partnership Interests (52.1% of economics of BGC Holdings)
• 16.6% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (31.8% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (31.8% of economics of BGC Global)
BGC U.S.
BGC Global

*	Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 17.6% of the voting power, and the public stockholders would hold 82.4% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) Cantor’s economic interest in our 8.75% convertible notes or the 23,738,219 shares of Class A common stock acquirable by Cantor upon conversion thereof (if Cantor converted all of the 8.75% convertible notes into shares of Class A common stock, Cantor would hold 67.6% of the voting power, and the public stockholders would hold 32.4% of the voting power (and Cantor’s indirect economic interests in each of BGC U.S. and BGC Global would be 32.3%)); (b) 16,260,160 shares of Class A common stock issuable upon conversion of our 4.50% convertibles notes; (c) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); and (d) 6,798,478 Preferred Units granted to BGC Holdings partners, including 79,297 Preferred Units granted to our U.K. executives (see “Partnership Structure” herein).

The diagram reflects Class A common stock and BGC Holdings partnership unit activity through January 31, 2014 as follows: (a) an aggregate 44,421,555 Global Partnership Restructuring Program shares of Class A common stock issued and expected to be issued by us; (b) 631,576 April 2008 distribution rights shares distributed by Cantor, but not the 14,627,320 shares remaining to be distributed by Cantor; (c) 77,018 February 2012 distribution rights shares distributed by Cantor, but not the 1,805,597 shares remaining to be distributed by Cantor; (d) 1,000,000 shares of Class A common stock donated by us to the Cantor Fitzgerald Relief Fund; (e) 4,419,220 shares of Class A common stock repurchased by us; (f) 10,501,478 shares of Class A common stock sold by us under the December 2012 sales agreement pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-185110), but not the 8,563,612 shares remaining for sale by us under such sales agreement; (g) 1,933,566 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 15,363,626 shares remaining available for issuance by us under such Registration Statement; (h) 54,794 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,859,377 shares remaining available for issuance by us under such Registration Statement; (i) 3,163,944 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 336,056 shares remaining available for sale by selling stockholders under such Registration Statement; (j) 7,744,387 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,695,930 shares remaining available for sale by selling stockholders under such Registration Statement; (k) 2,782,644 shares sold by the Relief Fund under our resale shelf Registration Statement on Form S-3 (Registration No. 333-187875), but not the 27,356 shares remaining available for sale by the Relief Fund under such Registration Statement; (l) 13,118,004 limited partnership and founding/working partner units redeemed or repurchased by us for cash; (m) 76,474,400 limited partnership units redeemed or exchanged by us at the end of the second quarter 2013 pursuant to the Program; and (n) an aggregate of 53,024,489 limited partnership units granted by BGC Holdings, including 283,206 non-exchangeable limited partnership units granted to our U.K. executive officers pursuant to the Program.

ITEM 1A.	RISK FACTORS

Any investment in shares of our Class A common stock, our 8.125% Senior Notes, or other securities involves risks and uncertainties. The following are important risks and uncertainties that could affect our businesses, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Any of the risks and uncertainties set forth below, should they occur, could significantly and negatively affect our businesses, financial condition, results of operations, and prospects and/or the trading price of our Class A common stock, our 8.125% Senior Notes, or other securities.

RISKS RELATED TO OUR BUSINESSES GENERALLY

Global Economic and Market Conditions

Our businesses, financial condition, results of operations and prospects have been and may continue to be adversely affected by conditions in the global economy and financial markets generally.

Our businesses and results of operations have been and may continue to be adversely affected by conditions in the global economy and financial and commercial real estate markets generally. Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our businesses. Such conditions and uncertainties include fluctuating levels of economic output, interest and inflation rates, employment levels, consumer confidence levels, and fiscal and monetary policy. These conditions may directly and indirectly impact a number of factors in the global markets that may be detrimental to our operating results, including the levels of trading, investing, and origination activity in the securities markets, security valuations, volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in volume and commissions on securities transactions, the absolute and relative level of currency rates, commercial real estate values and the volume of real estate transactions, and the actual and the perceived quality of issuers, borrowers and investors. For example, the actions of the U.S. Federal Reserve and international central banking authorities directly impact our cost of funds and may impact the value of financial instruments we hold. In addition, changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

On a consolidated basis, for the twelve months ended December 31, 2013, 46.6% of our total revenues were generated by our Financial Services segment and 23.1% of our total revenues were generated by our Real Estate Services segment, with approximately 30.3% generated within the corporate category. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services and may be similarly impacted by downturns in the commercial real estate market.

The financial markets, the global financial services business and the commercial real estate business are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services and commercial real estate markets, resulting in reduced transactional volume and profitability for our businesses. These factors include:

•

economic and geopolitical conditions and uncertainties in the United States, Europe and elsewhere in the world, including government deficits, debt, possible defaults and austerity measures, including the level and timing of government debt issuances and outstanding amounts;

•	possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the federal debt ceiling and federal budget and other potential political impasses;

•

the effect of Federal Reserve Board quantitative easing, the tapering of quantitative easing, increased capital requirements for banks and other financial institutions, and other regulatory requirements and political impasses;

•	terrorism, war and other armed hostilities;

•	inflation, deflation and wavering institutional and consumer confidence levels;

•	the availability of capital for borrowings and investments by our customers and their customers;

•	the level and volatility of interest rates, foreign currency exchange rates and trading in certain equity, debt and commodity markets;

•	the level and volatility of the difference between the yields on corporate securities being traded and those on related benchmark securities, which we refer to as “credit spreads”;

•	commercial real estate values and transaction volumes; and

•	margin requirements, capital requirements, credit availability, and other liquidity concerns.

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

In August 2011, the credit rating agency Standard & Poor’s (“S&P”) lowered its long-term sovereign credit rating on the U.S. from AAA to AA+, while maintaining a negative outlook. The downgrade reflected S&P’s view that an August 2011 agreement of U.S. lawmakers regarding the debt ceiling fell short of what would be necessary to stabilize the U.S. government’s medium-term debt dynamics. The two other major credit rating agencies did not downgrade their previously issued U.S. sovereign credit ratings. Any downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies could have material adverse effects on financial and commercial real estate markets and economic conditions in the U.S. and throughout the world and, in turn, could have a material adverse impact on our businesses, financial condition, results of operations, and prospects. Because of the unprecedented nature of any negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our businesses, financial condition, results of operations, and prospects are unpredictable and may not be immediately apparent. Additionally, the negative impact on economic conditions and global markets from further EU sovereign debt matters could adversely affect our businesses, financial condition, results of operations and prospects. Concerns about the EU sovereign debt have caused uncertainty and disruption for financial markets globally, and continued uncertainties loom over the outcome the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles.

Any downgrades of the long-term sovereign credit rating of the U.S. and additional EU sovereign debt crises could cause disruption and volatility of financial markets globally and have adverse effects on our businesses, financial condition, results of operations and prospects.

Evolving Business Environments

We operate in rapidly evolving business environments. If we are unable to adapt our businesses effectively to keep pace with these changes, our ability to succeed will be adversely affected, which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

The pace of change in the industries in which we operate is extremely rapid. Operating in such rapidly changing business environments involves a high degree of risk. Our ability to succeed will depend on our ability to adapt effectively to these changing conditions. If we are unable to keep up with rapid changes, we may not be able to compete effectively.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and features of our proprietary software, network distribution systems and technologies. Our business environments are characterized by rapid technological changes, changes in user and customer requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technology and systems obsolete. Our success will depend, in part, on our ability to:

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

There can be no assurance that we will be able to respond in a timely manner to changing conditions or customer requirements. In our Financial Services businesses, the development of proprietary electronic trading technology entails significant technical, financial and business risks. Further, the adoption of new internet, networking or telecommunications technologies may require us to devote substantial resources to modify, adapt and defend our technology. There can be no assurance that we will successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to customer requirements or emerging industry standards, or that we will be able to successfully defend any challenges to any technology we develop. Any failure on our part to anticipate or respond adequately to technological advancements, customer requirements or changing industry standards, or any significant delays in the development, introduction or availability of new products, services or technologies, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Geographic Concentration

Our businesses are geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Historically, our business operations have been substantially located in the U.S. and the U.K. While we are expanding our businesses to new geographic areas, we are still highly concentrated in these areas. Because we derived approximately 69.7% and approximately 16.5%, respectively, of our total revenues on a consolidated basis for the year ended December 31, 2013 from our operations in the U.S. and the U.K., respectively, our businesses are exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. Moreover, due to the concentration of our operations in these areas, such operations are less diversified and, accordingly, are subject to greater regional risks than those of some of our competitors. If we are unable to identify and successfully manage or mitigate these risks, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

New Opportunities/Possible Transactions and Hires

If we are unable to identify and successfully exploit new product and service opportunities, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

As more participants enter the markets in which we operate, the resulting competition often leads to lower commissions and fees. This may result in a decrease in revenues in a particular market even if the volume of transactions we handle in that market increases. As a result, our strategy is to broker more transactions, manage more properties and increase market share in existing markets and to seek out new markets and customers. We may face enhanced risks as these efforts to expand our businesses result in our transacting with a broader array of customers and counterparties and expose us to new products and services and markets. Pursuing this strategy may also require significant management attention and hiring expense. We may not be able to attract new customers or brokers or other professionals or successfully enter new markets. If we are unable to identify and successfully exploit new market opportunities, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

In addition to hiring brokers and other professionals, we may pursue strategic alliances, acquisitions or joint ventures, which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, as well as potential regulatory restrictions or limitations, which may limit our number of strategic alliances, acquisitions, joint ventures and other growth opportunities. Such transactions may adversely impact our businesses, financial condition, results of operations and prospects.

We have explored a wide range of strategic alliances, acquisitions and joint ventures with other financial and real estate services firms, including maintaining or developing relationships with independently owned offices in our Real Estate Services businesses, and with other companies that have interests in businesses in which there are brokerage, management, or other strategic opportunities. We also may make acquisitions outside of our existing industries, such as we did when we first entered the commercial real estate business beginning in 2011 with our acquisitions of Newmark and Grubb & Ellis.

We continue to evaluate and potentially pursue possible strategic alliances, acquisitions, joint ventures and hires in both of our business segments and to explore opportunities in other industries. These transactions and new hires may be necessary in order for us to enter into or develop new products or services or geographic areas, as well as to strengthen our current ones.

Strategic alliances, acquisitions, joint ventures and new hires involve a number of risks and present financial, managerial and operational challenges, including:

•	potential disruption of our ongoing businesses and product and service development and distraction of management;

•	difficulty retaining and integrating personnel and integrating operational, financial reporting, internal control, compliance, and other systems;

•	the necessity of hiring additional management and other critical personnel and integrating them into current operations while maintaining legal and regulatory compliance;

•	litigation and/or arbitration associated with hiring brokerage and other personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	potential dependence upon, and exposure to liability, loss or reputational damage relating to systems, controls and personnel that are not under our control;

•	addition of business lines in which we have not previously engaged;

•	potential unfavorable reaction to our strategic alliance, acquisition or joint venture strategy by our customers;

•

to the extent that we pursue opportunities outside the U.S., exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive government actions, as well as the outbreak of hostilities;

•	the upfront costs associated with pursuing acquisitions and recruiting personnel, which efforts may be unsuccessful;

•	conflicts or disagreements between any strategic alliance or joint venture partner and us;

•	exposure to additional liabilities of any acquired business, strategic alliance or joint venture; and

•	dilution resulting from any issuances of shares of our Class A common stock or limited partnership units in connection with strategic alliances, acquisitions, joint ventures or new hires.

We expect to face competition for acquisition candidates, which may limit our number of acquisitions and growth opportunities and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial costs, delays or other operational, regulatory or financial difficulties.

In addition, in the U.K. we previously agreed to a voluntary limitation, which ended on March 1, 2012, on closing acquisitions of new businesses regulated by the Financial Conduct Authority (the “FCA,” formerly the Financial Services Authority) or entering into new regulated business lines, which had a temporary adverse impact on our ability to add financial services business to our U.K. group. While the FCA released us from this voluntary limitation, no assurance can be given that the FCA or any other regulatory body would not institute a similar limitation in the future.

In both of our business segments, any future growth will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these acquisitions. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses, which include severance, lease termination and transaction and deferred financing costs, among others. In addition, there can be no assurance that such acquisitions will be accretive or generate favorable operating margins. The success of these acquisitions will also be determined in part by the ongoing performance of the acquired companies and the acceptance of acquired employees of our partnership compensation structure and other variables which may be different from the existing industry standards or practices at the acquired companies.

Management will need to successfully manage the integration of recent acquisitions and future growth effectively. The integration and additional growth may place a significant strain upon our management, administrative, operational and financial infrastructure. Our ability to grow depends upon our ability to successfully hire, train, supervise and manage additional employees, expand our operational and other control systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressure on our management, administrative, operational and financial infrastructure. Additionally, managing future growth may be difficult due to our new geographic locations and business lines. As a result of these risks and challenges, we may not realize the full benefits that we anticipate from strategic alliances, acquisitions, joint ventures or new hires. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the integration of acquisitions and future growth effectively could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Liquidity, Funding and Indebtedness

Liquidity is essential to our businesses, and insufficient liquidity could have an adverse effect on our businesses, financial condition, results of operations and prospects.

Liquidity is essential to our businesses. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading businesses, and perceived liquidity issues may affect the willingness of our customers and counterparties to engage in transactions with us in both of our operating segments. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading customers or counterparties, other third parties or us.

We are a parent holding company with no direct operations. Any dividends declared by us, any payment by us of our indebtedness or other expenses, and all applicable taxes payable in respect of our net taxable income, if any, are paid from cash on hand and funds received from distributions from BGC U.S. and BGC Global. Regulatory, tax restrictions or elections, and other legal or contractual restrictions may limit our ability to transfer funds freely from our subsidiaries. In particular, many of our subsidiaries, including our broker-dealer subsidiaries, are subject to laws, regulations, and self-regulatory organization rules that authorize regulatory bodies to block or reduce the flow of funds to a parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws, regulations and rules may hinder our ability to access funds that we may need to meet our obligations. To the extent that we need funds to pay dividends, pay indebtedness and other expenses, or to pay taxes on our share of BGC U.S.’s and BGC Global’s net taxable income, and either BGC U.S. or BGC Global or their respective subsidiaries are restricted from making such distributions under applicable law or regulations, or are otherwise unable to provide such funds, it could materially adversely affect our businesses, financial condition, results of operations and prospects, including our ability to access the debt and equity capital markets.

Our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access secured lending markets, has in the past been and could in the future be adversely affected by conditions in the U.S. and international economy and markets, with the cost and availability of funding adversely affected by illiquid credit markets and wider credit spreads. To the extent we are not able to access the debt capital markets on acceptable terms in the future, we may seek to raise funding and capital through equity issuances or other means.

Future turbulence in the U.S. and international economy and markets may adversely affect our liquidity and financial condition and the willingness of certain customers and counterparties to do business with each other or with us. Acquisitions and financial reporting obligations related thereto may impact our ability to access capital markets on a timely basis and may necessitate greater short-term borrowing in the interim, which in turn may adversely affect the interest rates on our debt and our credit ratings and associated outlooks.

Our funding base consists of longer-term capital (equity, notes payable and collateralized borrowings), shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our Financial Services business model, such as matched fails and accrued compensation. We generally have had limited need for short-term unsecured funding in our Financial Services segment. We may, however, need to access short-term capital sources to meet business needs from time to time, including, but not limited to, financing acquisitions, conducting operations, hiring or retaining brokers, providing liquidity and funding fails, including in situations where we may not be able to access the capital markets in a timely manner when desired by us. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse and exchange margins and/or to fund fails. Current cash balances significantly exceed our unsecured bank borrowings and the amortization of our collateralized long-term debt. We have also entered into secured loan arrangements, which are repayable in consecutive monthly installments with the final payments due in December 2016. A significant portion of our cash is held in our largest regulated entities, and we believe that cash in and available to these entities, inclusive of financing provided by clearing banks, is adequate for potential cash demands of normal operations such as margin or fail financing.

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

We are leveraged, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk and prevent us from meeting our obligations under our indebtedness.

Our indebtedness, which includes $112.5 million aggregate principal amount of 8.125% Senior Notes due 2042 (the “8.125% Senior Notes”), $150.0 million aggregate principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”), and $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes” and together with the 8.75% Convertible Notes, the “Convertible Notes”) has important consequences, including:

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

In our Financial Services businesses, we are dependent upon the availability of adequate funding and sufficient regulatory capital and clearing margin. Clearing margin is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third-party clearing organizations in support of our obligations under contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds and proceeds from debt and equity financings. We have also relied on Cantor’s support to clear our transactions in U.S. Treasury and U.S. government agency products under the clearing agreement we entered into with Cantor in November 2008. If for any reason we need to raise additional funds, including in order to meet increased regulatory capital requirements and/or increased clearing margin requirements arising from growth in our brokerage businesses, to complete acquisitions or otherwise, we may not be able to obtain additional financing when needed. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our businesses, take advantage of future growth opportunities or respond to competitive pressure or unanticipated requirements.

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

Holders may require us to purchase their Convertible Notes for cash upon a fundamental change as described in the indentures governing the Convertible Notes. In addition, upon the occurrence of a “change of control triggering event” (as defined in the indenture governing the 8.125% Senior Notes), unless we have exercised our right to redeem such notes, holders of the 8.125% Senior Notes will have the right to require us to repurchase all or any part of their notes at a price in cash equal to 100% of the-then outstanding aggregate principal amount of the 8.125% Senior Notes repurchased plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient financial resources, or would be able to arrange financing, to pay in cash the fundamental change purchase price in full for the Convertible Notes surrendered by the holders or to repurchase the 8.125% Senior Notes upon a “change of control triggering event.” A fundamental change may also constitute an event of default and result in the effective acceleration of the maturity of our then-existing indebtedness. Furthermore, our failure to repurchase the 8.125% Senior Notes as required under the indenture governing such notes would result in a default under that indenture, which could result in defaults under agreements governing any of our other indebtedness.

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

The fundamental change purchase rights in the indentures governing the Convertible Notes, which will allow noteholders to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change( as defined in such indentures), along with the provisions requiring an increase in the conversion rate for conversions in connection with make-whole fundamental changes may in certain circumstances delay or prevent a takeover of us and/or the removal of our incumbent management that might otherwise be beneficial to holders of our Class A common stock. In addition, the requirement to offer to repurchase the 8.125% Senior Notes upon a “change of control triggering event” may in certain circumstances delay or prevent a takeover of us and/or the removal of incumbent management that might otherwise be beneficial to investors.

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

If we elect cash settlement or a combination settlement of the 4.50% Convertible Notes, it may have adverse consequences.

In lieu of delivery of shares of our Class A common stock in satisfaction of our obligation upon conversion of the 4.50% Convertible Notes, we may settle the notes surrendered for conversion entirely in cash or in a combination of cash and shares. This feature of the 4.50% Convertible Notes may result in noteholders receiving no shares upon conversion or fewer shares relative to the conversion value of the notes, but could reduce our liquidity if we pay the conversion price in whole or in part in cash.

The accounting method for certain convertible debt securities, such as the 4.50% Convertible Notes, could have a material adverse effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board issued accounting guidance for convertible debt that may be settled in cash upon conversion. Under this accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments, such as our 4.50% Convertible Notes, that may be settled in cash or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The guidance requires the fair value of the conversion option of the 4.50% Convertible Notes to be reported as a component of stockholders’ equity and included in additional paid-in capital on our consolidated statements of financial condition. The value of the conversion option of the 4.50% Convertible Notes has been reported as a discount to the notes. We will report lower net income in our financial results because interest will include both the current period’s amortization of the debt discount (non-cash interest), as well as the instrument’s cash interest.

Intellectual Property

We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our businesses.

Our success is dependent, in part, upon our intellectual property and proprietary technology. We generally rely primarily on trade secret, contract, patent, copyright, and trademark law in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to establish and protect our rights to proprietary technologies, products, services or methods, and our brand. For example, we regularly file patent applications to protect inventions arising from our research and development, and we are currently pursuing patent applications around the world. We also control access to our proprietary technology, and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties.

It is possible that third parties may copy or otherwise obtain and use our proprietary technologies without authorization or otherwise infringe on our rights despite our precautions. Unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. We cannot ensure that our intellectual property rights are sufficient to protect our competitive advantages or that any particular patent, copyright, or trademark is valid and enforceable, and all patents ultimately expire. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws in the U.S., or at all. Any significant impairment of our intellectual property rights could harm our businesses or our ability to compete. For example, reductions in the legal protection for software intellectual property rights could adversely affect our revenues.

Protecting our intellectual property rights is costly and time consuming. Many companies including those in the computer and financial services industries own large numbers of patents, copyrights, and trademarks and sometimes file lawsuits based on allegations of infringement or other violations of intellectual property rights. In addition, over the past years there has been a proliferation of patents applicable to these industries and a substantial increase in the number of such patent applications filed. Under current law, U.S. patent applications typically remain secret for 18 months or, in some cases, until a patent is issued. Because of technological changes in these industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and services may unknowingly infringe existing patents or intellectual property rights of others. Although we have taken steps to protect ourselves, there can be no assurance that we will be aware of all patents, copyrights or trademarks that may pose a risk of infringement by our products and services. Generally, it is not economically practicable to determine in advance whether our products or services may infringe the present or future rights of others.

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

In the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such claims or litigation, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, and the attention of management, any of which could negatively affect our businesses. Responding to these claims could also require us to enter into royalty or licensing agreements with the third parties claiming infringement, stop selling or redesign affected products or services or pay damages on our own behalf or to satisfy indemnification commitments with our customers. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us, and may cause operating margins to decline.

If our software licenses from third parties are terminated or adversely changed or amended or if any of these third parties were to cease doing business, our ability to operate our businesses may be materially adversely affected.

We license databases and software from third parties, much of which is integral to our systems and our businesses. The licenses are terminable if we breach our obligations under the license agreements. If any material licenses were terminated or adversely changed or amended, or if any of these third parties were to cease doing business, we may be forced to spend significant time and money to replace the licensed software and databases, and our ability to operate our businesses may be materially adversely affected. Although we take steps to locate replacements, there can be no assurance that the necessary replacements will be available on reasonable terms, if at all. There can be no assurance that we will have an ongoing license to use all intellectual property which our systems require, the failure of which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

IT Systems and Cybersecurity Risks

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

Although all of our business critical systems have been designed and implemented with fault tolerant and/or redundant clustered hardware and diversely routed network connectivity, our redundant systems or disaster recovery plans may prove to be inadequate. Although we operate four geographically disparate main data centers, they could be subject to failure due to environmental factors, power outage and other factors. Additionally, the Rochelle Park, NJ data center was transferred to NASDAQ OMX in June 2013. We continue to use that data center and have the right to do so until June 2015, by which date we will need to find a suitable replacement. We may be subject to system failures and outages which might impact our revenues and relationships with customers. In addition, we will be subject to risk in the event that systems of our partners, customers or vendors are subject to failures and outages.

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

We may experience additional systems failures in the future from power or telecommunications failures, acts of God or war, weather-related events, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, cyber attacks, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by customer error or misuse of our systems, could damage our reputation, business and brand name.

Malicious attacks or related failures of our operational systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.

Our businesses require us to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. Developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a cyber attack or other unforeseen malicious or catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology to maintain the confidentiality, integrity and availability of our and our customers’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential customer information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber attacks and other events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external factors such as governments, organized crime, hackers, and other third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from within us. Given the high volume of transactions, certain errors may be repeated or compounded before they are discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including customers, counterparties, exchanges, clearing agents, clearinghouses or other financial intermediaries. Such parties could also be the source of an attack on or breach of our operational systems, data or infrastructure.

There have been an increasing number of malicious cyber incidents in recent years in various industries, including ours. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our businesses, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

If one or more of these events or malicious attacks occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our customers’ or other third parties’, operations, which could result in reputational damage, financial losses, regulatory penalties and/or customer dissatisfaction or loss.

Natural Disasters, Terrorist Attacks, and Other Disruptions to Infrastructure May Adversely Affect Our Businesses

Our ability to conduct our businesses may be adversely impacted by catastrophic events, including natural disasters, terrorist attacks, and other disruptions.

We may encounter disruptions involving power, communications, transportation or other utilities or essential services depended on by us or by third parties with whom we conduct business, such as was the case with Hurricane Sandy in 2012. This could include disruptions as the result of natural disasters, pandemics, or weather-related or similar events, such as fires, hurricanes, earthquakes and floods, political instability, labor strikes or turmoil or terrorist attacks. These disruptions may occur, for example, as a result of events affecting only the buildings in which we operate (such as fires), or as a result of events with a broader impact on the communities where those buildings are located. If a disruption occurs in one location and persons in that location are unable to communicate with or travel to or work from other locations, our ability to service and interact with our customers and others may suffer, and we may not be able to successfully implement contingency plans that depend on communications or travel.

Such events can result in significant injuries and loss of life, which could result in material financial liabilities, loss of business and reputational harm. They can also impact the availability and/or loss of commercial insurance policies, both for our own businesses and for those customers whose properties we manage and who may purchase their insurance through the insurance buying programs we make available to them.

There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Given that our employees are increasingly mobile and less reliant on physical presence in our offices, our disaster recovery plans increasingly rely on the availability of the Internet (including “cloud” technology) and mobile phone technology, so the disruption of those systems would likely affect our ability to recover promptly from a crisis situation. Although we maintain insurance for liability, property damage and business interruption, subject to deductibles and various exceptions, no assurance can be given that our businesses, financial condition, results of operations and prospects will not be negatively affected by such events in the future.

Environmental Liabilities and Regulations; Climate Risks

Our operations are affected by federal, state and/or local environmental laws in the countries in which we maintain office space for our own operations and where we manage properties for clients in our Real Estate business. We may face liability with respect to environmental issues occurring at properties that we manage or occupy. Various laws and regulations restrict the levels of certain substances that may be discharged into the environment by properties or they may impose liability on current or previous real estate owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face costs or liabilities under these laws as a result of our role as an on-site property manager or a manager of construction projects. Within our own operation, we face additional costs from rising fuel prices which make it more expensive to power our corporate offices.

Our own operations are generally conducted within leased office building space and, accordingly, we do not currently anticipate that regulations restricting the emissions of greenhouse gases, or taxes that may be imposed on their release, would result in material costs or capital expenditures. However, we cannot be certain about the extent to which such regulations will develop as there are higher levels of understanding and commitments by different governments around the world regarding risks related to the climate and how they should be mitigated. Regulations relating to climate change may affect the scope of services we provide to clients in their managed properties, but we expect that clients would typically bear any additional costs of doing so under applicable management agreements.

We anticipate that the potential effects of climate change may impact the decisions and analysis the employees in our Real Estate business make with respect to the properties they evaluate acquiring or managing on behalf of clients since climate change considerations may impact the relative desirability of locations and the cost of operating and insuring acquired properties. Future legislation that requires specific performance levels for building operations could make non-compliant buildings more expensive, which could materially affect investments in properties we have made on behalf of clients.

We also anticipate that the potential effects of climate change may impact our own operations and those of client properties we manage, especially when they are located in coastal cities. For example, during 2012 our own operations and properties we manage for clients in the northeastern United States and in particular New York City, were impacted by Hurricane Sandy, in some cases significantly.

Key Personnel and Employees

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

Howard W. Lutnick, who serves as our Chief Executive Officer and Chairman, is also the Chairman of the Board, President and Chief Executive Officer of Cantor and President of CFGM, the managing partner of Cantor. Stephen M. Merkel, who serves as our Executive Vice President, General Counsel and Secretary, is employed as Executive Managing Director, General Counsel and Secretary of Cantor. In addition, Messrs. Lutnick and Merkel also hold offices at various other affiliates of Cantor. These two key employees are not subject to employment agreements with us or any of our subsidiaries.

Currently, Mr. Lutnick and Mr. Merkel each spend approximately 50% of their time on our matters, although these percentages may vary depending on business developments at us or Cantor or any of our or Cantor’s affiliates. As a result, these key employees dedicate only a portion of their professional efforts to our businesses and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or Cantor. These two key employees may not be able to dedicate adequate time to our businesses and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

The BGC Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of BGC Holdings, may not prevent our key employees, including Messrs. Lutnick and Merkel, whose employment by Cantor is not subject to these provisions in the BGC Holdings limited partnership agreement, from resigning or competing against us. In addition, our success in the Financial Services segment has largely been dependent on the efforts of Mr. Lutnick and our President, Shaun Lynn, and other executive officers and former executive officers. In the Real Estate Services segment, our success has similarly been dependent on efforts by Mr. Lutnick in connection with acquisitions and on an ongoing basis by officers and other key employees, including some who have been hired in connection with these acquisitions. Should Mr. Lutnick leave or otherwise become unavailable to render services to us, control of us would likely pass to Cantor, and indirectly pass to the then-controlling stockholder of CFGM (which is Mr. Lutnick), Cantor’s managing general partner, or to such other managing general partner as CFGM would appoint, and as a result control could remain with Mr. Lutnick. If any of our key employees in our Financial Services or Real Estate Services segments were to join an existing competitor, form a competing company, offer services to Cantor that compete with our services or otherwise leave us, some of our customers could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

Internal Controls

If we fail to implement and maintain an effective internal control environment, our operations, reputation and stock price could suffer, we may need to restate our financial statements, and we may be delayed or prevented from accessing the capital markets.

We are subject to the requirements of the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations that require an annual management report on our internal controls over financial reporting and an attestation report by our independent registered public accounting firm on our internal controls. The management report includes, among other matters, management’s assessment of the effectiveness of our internal controls over financial reporting.

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

Our ability to identify and remediate any material weaknesses in our internal controls could affect our ability to prepare financial reports in a timely manner, control our policies, procedures, operations, and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses. Similarly, we need to effectively manage any growth that we achieve in such a way as to ensure continuing compliance with all applicable internal control, financial reporting, and legal and regulatory requirements. Any failures to ensure full compliance with internal control and financial reporting requirements could result in restatement, delay or prevent us from accessing the capital markets, and harm our reputation and the market price for our Class A common stock.

Ongoing compliance with the Sarbanes-Oxley Act, as well as compliance with current and future regulatory control requirements, including those imposed or expected to be imposed by the FCA, may require significant expenses and divert management resources from our operations and could require a restructuring of our internal controls over financial reporting. Any such expenses, time reallocations, or restructuring could be disruptive and have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Seasonality

The financial services and commercial real estate services markets in which we operate are generally affected by seasonality, which could have a material adverse effect on our results of operations in a given period.

Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year due to a general slowdown in the business environment around holiday seasons, and, therefore, our transaction volume levels may decrease during those periods. The timing of local holidays also affects transaction volumes.

With respect to the commercial real estate industry, revenue and profits are generally higher in the fourth quarter of each year and lower in the first quarter. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year-end and because certain expenses are constant through the year. While the seasonality in these two segments may be offsetting, these factors could have a material effect on our results of operations in any given period.

The seasonality of our businesses makes it difficult to determine during the course of the year whether planned results will be achieved, and thus to adjust to changes in expectations. To the extent that we are not able to identify and adjust for changes in expectations or we are confronted with negative conditions that inordinately impact seasonal norms, our businesses, financial condition, results of operations and prospects could be adversely affected.

RISKS RELATED TO OUR FINANCIAL SERVICES SEGMENT

General Financial Services Market Conditions

Consolidation and concentration of market share in the banking, brokerage, exchange and financial services industries could materially adversely affect our businesses, financial condition, results of operations and prospects because we may not be able to compete successfully.

In recent years, there has been substantial consolidation and convergence among companies in the banking, brokerage, exchange and financial services industries, resulting in increasingly large existing and potential competitors, and increased concentration in markets dominated by some of our largest customers. Consolidation has occurred among our broker-dealer customers, largely as a result of the 2008-2009 global financial crisis. For example, Washington Mutual and Bear Stearns were acquired by J.P. Morgan Chase; Lehman Brothers Holdings Inc. declared bankruptcy and its investment banking operations were largely absorbed by Barclays in the U.S. and by Nomura elsewhere; Bank of America Corp. acquired Merrill Lynch & Co., Inc. and Countrywide Financial; and Wells Fargo acquired Wachovia. More recently, Jefferies acquired the commodity trading business of Prudential Financial, and Getco acquired Knight Capital to form KCG.

In addition, some of our large broker-dealer customers, such as UBS, The Royal Bank of Scotland, Credit Suisse and Morgan Stanley have announced plans to reduce their sales and trading businesses in fixed income, currency, and commodities. The combination of this consolidation and the reduction by large customers of certain businesses may lead to increased concentration among our broker-dealer customers, which may reduce our ability to negotiate pricing and other matters with our customers and lower volumes. Additionally, the sales and trading global revenue market share has become increasingly concentrated over the past five years among five of the top investment banks across equities, fixed income, currencies and commodities asset classes.

We also face existing and potential competition from large exchanges, which seek or may seek to migrate trading from the inter-dealer market to their own. Consolidation is occurring in this area as well. Recently, Hong Kong Exchange and Clearing Limited acquired the London Metal Exchange while ICE completed the acquisition of NYSE Euronext. Consolidation among exchanges may increase their financial resources and ability to compete with us.

Continued consolidation in the financial services industry and especially among our customers could lead to the exertion of additional pricing pressure by our customers, impacting the commissions and spreads we generate from our brokerage services. Further, the recent consolidation among exchanges, and expansion by these exchanges into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads. These developments have increased competition from firms with potentially greater access to capital resources than we have. Finally, consolidation among our competitors other than exchange firms could result in increased resources and product or service offerings for our competitors. If we are not able to compete successfully in the future, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

Actions taken by central banks in major global economies may have a negative impact on our businesses.

In recent years, policies undertaken by certain central banks, such as the U.S. Federal Reserve, the European Central Bank, and the Bank of England, have involved quantitative easing or the buying and selling of currencies in the foreign exchange market. Quantitative easing involves open market transactions by monetary authorities to stimulate economic activity through the purchase of assets of longer maturity and has the effect of lowering interest rates further out on the yield curve.

For example, as of January 1, 2014, the U.S. Federal Reserve held close to $3.8 trillion worth of long-dated U.S. Treasury and Federal Agency securities which are not being traded or hedged. This compares to $1.7 trillion at the beginning of 2011 and zero prior to September 2008. This has reduced volatility and volumes for listed and OTC interest rate products in the U.S. Although the Federal Reserve recently lowered the amount of repurchases from $85 billion to $65 billion per month, it expects to maintain quantitative easing activity until U.S. employment is well below 6.5% or until inflation is consistently above 2.5%. Even after achieving these targets, the Federal Reserve may use traditional methods to keep short-term interest rates very low by historical standards.

Similarly, global FX volumes were muted in 2012 and 2013, largely because certain major central banks, such as those in Japan and Switzerland, intervened to keep global currencies from appreciating, and because low interest rates (themselves partially a result of quantitative easing) in most major economies make carry-trade strategies less appealing for FX market participants. In addition, increased capital requirements for banks and other financial institutions are likely to result in increased holdings of government securities, which holdings will be less likely to be traded or hedged, thus reducing further transaction volumes in those securities. Since the new capital requirements make it more expensive for the banks and other financial institutions to hold assets other than government securities, the new requirements may also reduce their trading and hedging activities in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. These central banking policies may adversely affect our businesses, particularly our rates and FX operations. In addition, many of our large bank customers have faced increasing regulatory scrutiny of their Rates and FX businesses, and this may negatively impact industry volumes.

The migration of OTC swaps to SEF markets may impact volumes, liquidity and demand for our services in certain markets.

On October 2, 2013, BGC Derivative Markets, a subsidiary of the Company, began operating our SEF Mandatory Dodd-Frank compliant execution by Swap Dealers and Major Swap Participants is scheduled to commence in February 2014 for a small number of products, and in May of 2014 for others. In addition, BGC maintains its ownership stake in ELX, a CFTC approved DCM, which also includes several of the world’s largest banks as equity holders. ELX began Dodd-Frank compliant swap and swap-futures trading in the fourth quarter of 2013. Although we believe that our SEF and ELX are in compliance with applicable rules, no assurance can be given that the market for these products will not be less robust, that there may be less volume and liquidity in these markets, or that there may be less demand for our services or the market in general or that the industry will not experience disruptions as customers or market participants transition to the new system. If such events were to occur, our business in these products could be significantly reduced and our businesses, financial condition, results of operations and prospects could be adversely affected.

Our commodities derivatives activities, including those related to electric, natural gas and environmental interests, subject us to extensive regulation, potential catastrophic events and other risks that may result in our incurring significant costs and liabilities.

We engage in the brokerage of commodities derivatives, including those involving electric power and natural gas, and related products and indices. These activities subject us or our customers to extensive and evolving federal, state and local and foreign commodities, energy, environmental, and other governmental laws and regulations and may result in our incurring significant costs and liabilities.

We or our clients may incur substantial costs in complying with current or future laws and regulations relating to our commodities-related activities, including trading of electric, natural gas, and environmental interests. New regulation of OTC derivatives markets in the U.S. and similar legislation proposed or adopted abroad will impose significant new costs and new requirements on the commodities derivatives activities of us and our customers. We or our customers may incur substantial costs or loss of revenues in complying with current or future laws and regulations, and the overall reputation of us or our clients may be adversely affected by the current or future regulatory environment. Failure to comply with these laws and regulations may result in substantial civil and criminal penalties and fines for market participants.

The commodities-related activities of us and our clients are also subject to the risk of unforeseen catastrophic events, many of which are outside of our control, which could result in significant liabilities for us or our customers. We may not be able to obtain insurance to cover these risks, and the insurance that we have may be inadequate to cover our liabilities. The occurrence of any of such events may prevent us from performing under our agreements with customers, may impair our operations, and may result in litigation, regulatory action, negative publicity or other reputational harm, which could have a negative effect on our businesses, financial condition, results of operations and prospects.

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

Many aspects of our businesses, like those of other financial intermediary firms, are subject to significant capital requirements. In the U.S., the SEC, FINRA and various other regulatory bodies (including the CFTC and the National Futures Association (the “NFA”)) have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of the broker-dealer’s activities. FCMs, such as our subsidiary, BGC Financial, L.P. (“BGCF”), are also subject to CFTC capital requirements. In addition, we hold a 49% limited partnership interest in Aqua, a U.S. registered broker-dealer. These broker-dealers are subject to SEC, FINRA, CFTC and NFA net capital requirements.

Our international operations are also subject to capital requirements. BGC Brokers L.P. and BGC European Holdings, L.P., which are partnerships based in the U.K., are currently subject to capital requirements established by the FCA, the main statutory regulator for the U.K. financial services industry. The FCA applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital and liquidity requirements enforced by the FCA have undergone significant change, and our U.K. businesses are now required to maintain significantly higher regulatory levels of capital than they have in the past.

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. These regulations often include minimum capital requirements, which are subject to change. Similar requirements are applied to certain of our other subsidiaries that are regulated in other countries, such as Australia, France and Hong Kong. Further, we may become subject to capital requirements in other foreign jurisdictions in which we currently operate or in which we may enter.

We expect to continue to maintain levels of capital in excess of regulatory minima. Should we fail to maintain the required capital, we may be required to reduce or suspend our broker-dealer operations during the period that we are not in compliance with capital requirements, and may be subject to suspension or revocation of registration or withdrawal of authorization or other disciplinary action from domestic and international regulators, which would have a material adverse effect on us. In addition, should we fail to maintain the capital required by clearing organizations of which we are a member, our ability to clear through those clearing organizations may be impaired, which may adversely affect our ability to process trades.

If the capital rules are changed or expanded, or if there is an unusually large charge against capital, our operations that require the intensive use of capital would be limited. Our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which, in turn, could limit our ability to pay our indebtedness and other expenses, dividends on our Class A common stock, and distributions on our BGC Holdings limited partnership interests, and to repurchase shares of our Class A common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, and pursue strategic acquisitions or other growth opportunities. We cannot predict our future capital needs or our ability to obtain additional financing. No assurance can be given that capital levels will remain stable or that we will not incur substantial expenses in connection with maintaining current or increased capital levels or engaging in business restructurings or other activities in response to these requirements.

In addition, financial intermediary firms are subject to numerous conflicts of interests or perceived conflicts, including for example principal trading and trading to make markets. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts, and we will regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs and additional operational personnel. Failure to adhere to these policies, controls and procedures may result in regulatory sanctions or customer claims.

Our businesses, financial condition, results of operations and prospects could be adversely affected by new laws or regulations or by changes in existing laws or regulations or the application thereof.

The financial services industry, in general, is heavily regulated. Proposals for additional legislation further regulating the financial services industry are periodically introduced in the U.S., the EU and other geographic areas. Moreover, the agencies regulating the financial services industry also periodically adopt changes to their rules and regulations, particularly as these agencies have increased the focus and intensity of their regulation of the financial services industry.

Changes in legislation and in the rules and regulations promulgated by the SEC, FINRA, the CFTC, the U.S. Treasury, the FCA and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of broker-dealers and could result in restrictions in the way we conduct our business. For example, the U.S. Congress, the U.S. Treasury, the Board of Governors of the Federal Reserve System, SEC and the CFTC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. markets. In Europe, proposals of revisions to the original MiFID are currently underway. Therefore, uncertainties resulting from the possibility of additional legislation and/or regulation, could adversely impact our businesses. Failure to comply with any of these laws, rules or regulations could result in fines, penalties, restrictions or limitations on business activity, suspension or expulsion from the industry, any of which could have a material adverse effect upon us.

In light of recent events in the U.S. and global financial markets and economy, regulators and legislators in the U.S. and EU continue to craft new laws and regulations for the global OTC derivatives markets, including the Dodd-Frank Act that became law in July 2010. The Dodd-Frank Act mandates or encourages several reforms regarding derivatives, including new regulations for swaps markets creating impartiality considerations, additional pre- and post-trade transparency requirements and heightened collateral or capital standards, as well as recommendations for the obligatory use of central clearing for most standardized derivatives. The law also requires that standardized derivatives be traded in an open and non-exclusionary manner on a regulated exchange or a SEF. In July 2013, the European Commission and the CFTC announced the “Path Forward” on the alignment of OTC derivatives regulations between the two jurisdictions. For the EU, this involves the implementation of the European Market Infrastructure Regulation and proposed amendments to MiFID. The SEC, the CFTC and the European Commission are still in the process of finalizing rules for the implementation of these requirements. The actual implementation of any such rules may be phased in over a longer period. There can be no guarantee that the final rules will not negatively impact our volumes or revenues or fundamentally alter the historical relationship between OTC wholesale brokers and our clients, which may have an adverse effect on us.

Similarly, while the recently adopted Volcker Rule will not apply directly to us, once effective, the Volcker Rule may have a material impact on many of the banking and other institutions with which we do business or compete. There may be a continued uncertainty regarding the application of the Volcker Rule, its impact on various affected businesses, how those businesses will respond to it, and the effect that it will have on the markets in which we do business.

Other regulatory initiatives include Basel III (or the Third Basel Accord), a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk scheduled to be introduced by bank regulators in most, if not all, of the world’s major economies between 2013 and 2019. Basel III is designed to strengthen bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. The adoption of these proposed rules could restrict the ability of our large bank and broker-dealer customers to raise additional capital and liquidity. As a result, their businesses, results of operations, financial condition or prospects could be adversely affected, which might cause them to do less business. Such potential impact could adversely affect the revenues and profitability of our Financial Services segment.

In the U.K., the FCA has continued to implement the far-reaching reform rules initiated by the FSA that are designed to enhance firms’ liquidity risk management practices, based on the lessons learned since the start of the recent credit crisis in 2007, as well as a regulatory model with a clear internal separation of conduct of business and prudential regulation. Implications of these rules include better liquidity in risk management capability (including the use of stress testing and contingency funding plans), less reliance on short-term wholesale funding, and higher amounts and quality of liquid asset securities (government securities), leading to an increased likelihood of surviving a severe liquidity stress event, the overarching principles being self-sufficiency and adequacy of liquid resources. Currently, we have subsidiaries and branches regulated by the FCA (BGC Brokers L.P., and the U.K. branch of Aurel BGC).

Further, the authorities of certain EU countries may from time to time institute changes to tax law that, if applicable to us, could have a material adverse effect on our businesses, financial condition, results of operations and prospects. Similarly, the current U.S. administration has proposed a series of changes to U.S. tax law, some of which could apply to us. It is not possible to predict if any of these new provisions will be enacted or, if they are, what form they may take. It is possible that one or more of such provisions could negatively impact our costs and our effective tax rate, which would affect our after-tax earnings. If any of such changes to tax law were implemented and/or deemed to apply to us, they could have a material adverse effect on our businesses, financial condition, results of operations and prospects, including on our ability to attract, compensate and retain executives and brokers.

We believe that uncertainty and potential delays around the final form such new laws and regulations might take may negatively impact trading volumes in certain markets in which we transact. Increased capital requirements may also diminish transaction velocity. While the broad framework of currently proposed laws and regulations is known, we believe that it is too early for there to be clarity on the specific aspects of the U.S. and EU proposals which may directly impact our businesses as some proposals have not yet been finalized. Additionally, unintended consequences of the laws and regulations may adversely affect us in ways yet to be determined. We are unable to predict how any of these new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our businesses, financial condition, results of operations and prospects.

Extensive regulation of our businesses restricts and limits our operations and activities and results in ongoing exposure to potential significant costs and penalties, including fines, sanctions, enhanced oversight, increased financial and capital requirements, and additional restrictions or limitations on our ability to conduct or grow our businesses.

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

Our businesses are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to bring enforcement actions and to conduct administrative proceedings and examinations, inspections, and investigations, which may result in costs, penalties, fines, enhanced oversight, additional requirements, restrictions, or limitations, and censure, suspension, or expulsion. Self-regulatory organizations such as FINRA and the NFA, along with statutory bodies such as the SEC, the CFTC, FINRA, and the FCA, and other international regulators, require strict compliance with their rules and regulations.

Firms in the financial services industry, including us, have experienced increased scrutiny in recent years, and penalties, fines and other sanctions sought by regulatory authorities, including the SEC, the CFTC, FINRA, the NFA, state securities commissions and state attorneys general in the U.S., and the FCA in the U.K. and other international regulators, have increased accordingly. This trend toward a heightened regulatory and enforcement environment can be expected to continue for the foreseeable future, and this environment may create uncertainty.

From time to time, we have been and are subject to periodic examinations, inspections and investigations, including periodic risk assessment and related reviews of our U.K. group, the most recent of which took place in 2012. Throughout 2011 and 2012, and following a periodic risk assessment review by the FSA, BGC European Holdings, L.P., and its regulated subsidiary BGC Brokers L.P., embarked on a major review of its liquidity and capital, and control environment, pursuant to which we assessed the appropriateness of the scope and structure of the businesses in our U.K. group. We increased the liquidity and capital levels of certain of our U.K. group’s regulated businesses, and also reviewed and enhanced our policies and procedures relating to assessing risks and our liquidity and capital requirements. We also produced detailed contingency planning steps to determine the standalone viability of each of the businesses in our U.K. group as well as a theoretical orderly wind-down scenario for these businesses. Currently, at the request of the FCA, the U.K. group is continuing to enhance and embed certain aspects of its financial crime prevention framework, its operational risk framework, and its governance structures. The U.K. group anticipates that the FCA will review this work at some point during 2014, and that review may include a Skilled Person’s report.

These activities have resulted, and may in the future result, in significant costs and remediation expenses, and possible disciplinary actions by the SEC, the CFTC, the FCA, self-regulatory organizations and state securities administrators and have impacted, and may impact in the future, our acquisitions of regulated businesses or entry into new business lines.

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

Many aspects of our current businesses involve substantial risks of liability. The expansion of our businesses, including into new areas, imposes additional risks of liability.

In the normal course of business, we have been a party to investigations, administrative proceedings, lawsuits, arbitrations and other actions involving primarily claims for damages. Examinations, inspections, regulatory inquiries and subpoenas or other requests for information or testimony may cause us to incur significant expenses, including fees for legal representation and other professional advisors and costs associated with document production and remediation efforts. Such regulatory or other actions may also be directed at certain executives or employees who may be critical to our businesses or to particular brokerage desks. The risks associated with such matters often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time.

A settlement of, or judgment related to, any such matters could result in civil or criminal liability, penalties, fines, restrictions or limitations on our operations and activities and other sanctions and could otherwise have a material adverse effect on our businesses, results of operations, financial condition and prospects. Any such action could also cause us significant reputational harm, which, in turn, could seriously harm us. In addition, regardless of the outcome of such matters, we may incur significant legal and other costs, including substantial management time, dealing with such matters, even if we are not a party to the litigation or a target of the inquiry.

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

In addition, financial intermediary firms are subject to numerous conflicts of interests or perceived conflicts, including for example principal trading and trading to make markets. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts, and we will regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs and additional operational personnel. Failure to adhere to these policies, controls and procedures may result in regulatory sanctions or customer liability.

Competition

Because competition for the services of brokers is intense, it could affect our ability to attract and retain a sufficient number of highly skilled brokers or other professional services personnel, in turn adversely impacting our revenues, resulting in a material adverse effect on our businesses, financial condition, results of operations and prospects.

Our ability to provide high-quality brokerage and other professional services and maintain long-term relationships with our customers depends, in large part, upon our brokers and other professionals. As a result, we must attract and retain highly qualified personnel.

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

In addition, recruitment and retention of qualified brokers could result in substantial additional costs. We have been and are currently a party to, or otherwise involved in, several lawsuits and arbitrations involving competitor claims in connection with employee hires and/or departures. We may also pursue our rights through litigation when competitors hire our employees who are under contract with us. We believe such proceedings are common in the financial services industry due to its highly competitive nature. An adverse settlement or judgment related to these or similar types of claims could have a material adverse effect on our businesses, financial condition, results of operations and prospects. Regardless of the outcome of these claims, we generally incur significant costs and substantial management time in dealing with them.

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

The financial services industry is intensely competitive, and is expected to remain so. In our Financial Services segment, we primarily compete with four major, diversified inter-dealer brokers and financial intermediaries. These inter-dealer brokers are ICAP plc, Tullett Prebon plc, GFI Group Inc. and Compagnie Financière Tradition (which is majority owned by Viel & Cie), all of which are currently publicly traded companies. Other inter-dealer broker and financial intermediary competitors include a number of smaller, privately-held firms that tend to specialize in specific products and services or geographic areas.

We also compete with companies that provide alternative products and services, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and stock exchange markets for corporate equities, debt and other securities. We increasingly compete with exchanges for the execution of trades in certain products, mainly in derivatives such as futures, swaps, options and options on futures. Certain exchanges have made and will likely continue to make attempts to move certain OTC-traded products to exchange-based execution. We also compete with consortia, such as those operated by Tradeweb, which are created or funded from time to time by banks, broker-dealers and other companies involved in financial services, such as Thomson Reuters Corporation, to compete in various markets with exchanges and inter-dealer brokers. In addition, financial data firms such as Thomson Reuters Corporation and Bloomberg L.P. operate trading platforms for both OTC and listed products, and may attempt to compete with us for trade execution in the future.

Some of our competitors have greater market presence, marketing capabilities and financial, technological and personnel resources than we have and, as a result, our competitors may be able to:

•	develop and expand their network infrastructures and product and service offerings more efficiently or more quickly than we can;

•	adapt more swiftly to new or emerging technologies and changes in customer requirements;

•	identify and consummate acquisitions and other opportunities more effectively than we can;

•	hire our brokers and other key employees;

•	devote greater resources to the marketing and sale of their products and services;

•	more effectively leverage existing relationships with customers and strategic partners or exploit more recognized brand names to market and sell their products and services;

•	provide a lower cost structure and lower commissions and fees;

•	provide access to trading in products or a range of products that at any particular time we do not offer; and

•	develop services that are preferred by our customers.

In addition, new competitors may emerge and our product and service lines may be threatened by new technologies or market trends that reduce the value of our existing product and service lines. If we are not able to compete successfully in the future, our revenues could be adversely impacted and as a result our businesses, financial condition, results of operations and prospects could be materially adversely affected.

Competition for financial brokerage transactions also has resulted in substantial commission discounting by brokers that compete with us for our brokerage business. Further discounting could adversely impact our revenues and margins and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

Our operations also include the sale of pricing and transactional information produced by our brokerage operations to securities information processors and/or vendors. There is a high degree of competition in pricing and transaction reporting products and services, and such businesses may become more competitive in the future. Competitors and customers of our financial brokerage businesses have together and individually offered market information products and services in competition with those offered and expected to be offered by us.

International Operations Risks

We are generally subject to various risks inherent in doing business in the international securities markets, in addition to those unique to the regulated brokerage industry, and any failure to identify and manage those risks could adversely affect our businesses, financial condition, results of operations and prospects.

We currently provide products and services to customers in many foreign countries, and we may seek to further expand our operations into additional jurisdictions. On a consolidated basis, revenues from foreign countries were $758.0 million or 65.1% of total revenues in our Financial Services segment for the year ended December 31, 2013. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every jurisdiction. Our inability to remain in compliance with local laws and regulations in a particular foreign jurisdiction could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. If we are unable to manage any of these risks effectively, our businesses could be adversely affected.

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

Credit Risk

Credit rating downgrades or defaults by us, Cantor or another large financial institution could adversely affect us or financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. For example, we rely on Cantor as our clearing agent under the Clearing Agreement for certain securities transactions, primarily U.S. government securities, while we self-clear certain other products. A default by one of our customers could lead to liquidity concerns in our business and, to the extent that Cantor or another entity that clears for us has difficulty meeting capital requirements or otherwise meeting its obligations, we may need to provide our own liquidity.

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

The credit ratings and associated outlooks of firms in our financial services industries, including us, may be critical to their reputation and operational and financial success. A firm’s credit ratings and associated outlooks are influenced by a number of factors, including but not limited to: operating environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, the firm’s competitive position in the industry and its relationship with other firms. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances of that firm or related firms warrant such a change. Any reduction in credit ratings and/or the associated outlook could adversely affect the availability of debt financing on acceptable terms, as well as the cost and other terms upon which any such financing can be obtained. In addition, credit ratings and associated outlooks may be important to customers or counterparties in certain markets and in certain transactions. Additional collateral may be required in the event of a credit ratings or outlook downgrade.

Our financial services activities are subject to credit and performance risks, which could result in us incurring significant losses that could materially adversely affect our businesses, financial condition, results of operations and prospects.

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

Declines in the financial markets have also led to the exposure of several cases of financial fraud. If we were to have trading activity on an agency or principal basis with an entity engaged in defrauding investors or counterparties, we could bear the risk that the counterparty would not have the financial resources to meet their obligations, resulting in a credit loss. Similarly, we may engage in financial transactions with third parties that have been victims of financial fraud that may not have the financial resources to meet their obligations to us.

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

In emerging market countries, we primarily conduct our financial services businesses on an agency and matched principal basis, where the risk of counterparty default, inconvertibility events and sovereign default is greater than in more developed countries.

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

The recent global financial crisis has heightened the risk of sovereign or convertibility events in emerging markets similar to the events that occurred in previous financial downturns. Our risk management function monitors the creditworthiness of emerging countries and counterparties on an ongoing basis and, when the risk of inconvertibility or sovereign default is deemed to be too great, correlated transactions or all transactions may be restricted or suspended. However, there can be no assurance that these procedures will be effective in controlling these risks.

Concentration and Market Risk

Our Financial Services operations are substantially concentrated on rates products and could be significantly affected by any downturn or negative fluctuations in the rates product market.

We offer our financial services in four broad product categories: rates, credit, foreign exchange and equity and other asset classes. However, our financial services brokerage revenues are substantially derived from our rates products, which accounted for approximately 44.7% of our total financial services brokerage revenues on a consolidated basis for the year ended December 31, 2013. While we focus on expanding and diversifying our product offerings, we are currently exposed to any adverse change or condition affecting the rates product market. Accordingly, the concentration of our businesses on rates products subjects our results to a greater market risk than if we had more diversified product offerings.

Due to our current customer concentration, a loss of one or more of our significant customers could harm our businesses, financial condition, results of operations and prospects.

For the year ended December 31, 2013, on a consolidated basis, our top 10 Financial Services customers collectively, accounted for approximately 20.1% of our total revenues. We have limited long-term contracts with certain of these customers. If we were to lose one or more of these significant customers for any reason, including the recent consolidation in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our businesses, financial condition, results of operations and prospects would suffer.

Our financial services revenues and profitability could be reduced or otherwise adversely affected by pricing plans relating to commissions and fees on our trading platform.

We negotiate from time to time with certain customers (including many of our largest customers) to enter into customized volume discount pricing plans. While the pricing plans are designed to encourage customers to be more active on our electronic trading platform, they reduce the amount of commissions and fees payable to us by certain of our most active customers for certain products, which could reduce our revenues and constrain our profitability. From time to time, these pricing plans come up for renewal. Failure of a number of our larger customers to enter into renewed agreements, or agreements on terms as favorable as existing agreements, could have a material adverse effect on volumes on our electronic trading platform, the commissions payable to us, our revenues and our profitability.

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

We have market risk exposure from unmatched principal transactions entered into by some of our desks, as well as holdings of marketable equity securities, which could result in losses and have a disproportionate effect on our businesses, financial condition, results of operations, and prospects for any particular reporting period. In addition, financial fraud or unauthorized trading activity could also impact our businesses, financial condition, results of operations or prospects.

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

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position. Our exposure varies based on the size of the overall position, the terms and liquidity of the instruments brokered and the amount of time the position is held before we dispose of the position. This exposure could be more significant in the event that any unauthorized trading activity, financial fraud or similar incidents were to occur.

All of our fully-electronic trades settle for clearing purposes against CF&Co, an affiliate of the Company. CF&Co is a member of FINRA and the FICC. We, CF&Co and other of Cantor’s and our affiliates participate in U.S. Treasuries as well as other markets by posting quotations for our accounts and by acting as principal. Such activity is intended, among other things, to assist us, CF&Co, Cantor and other affiliates in managing proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

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

In the event of any unauthorized trading activity or financial fraud that is not detected by management, it is possible that these unmatched positions could be outstanding for a long period. At the time of any sales and settlements of these positions, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair values. In addition, our estimates or determinations of the values of our various positions, assets or businesses are subject to the accuracy of our assumptions and the valuation models or multiples used. Any principal losses and gains resulting from these positions could on occasion have disproportionate effects, negative or positive, on our businesses, financial condition, results of operations and prospects for any particular reporting period.

We may not be able to realize the full value of the NASDAQ OMX Transaction, which could have a material adverse effect on our businesses, financial condition results of operations and prospects and cause the price of our Class A common stock to decline.

On June 28, 2013, we sold our on-the-run, electronic benchmark U.S. Treasury platform to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). The total consideration consisted of $750 million in cash, plus an earn-

out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably over 15 years, provided that NASDAQ OMX, as a whole, produces at least $25 million in gross revenues each year. Of the 14,883,705 shares, 992,247 shares have been received and 13,891,458 shares remain to be earned.

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

While we seek to minimize the effect of price changes on the NASDAQ OMX shares we hold through the use of derivative contracts and have entered into a hedge with respect to the first installment of shares, no assurance can be given that we will be able to enter into hedging activities that will adequately protect us from our exposure, or that the costs of such hedging activities will not be significant. Further, any such hedging activities and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including unpredicted price movements, counterparty defaults or other risks that are unidentified or unanticipated. Any such events could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

In addition, there is no assurance that we will be successful in employing any consideration that we have and will receive, including the earn-out, from the NASDAQ OMX Transaction in such a way as to provide a net benefit to us compared to the revenues, profit margins, and cash flows represented by the assets that we sold in the NASDAQ OMX Transaction. While we intend to use that consideration in ways that will be beneficial to us and our businesses, including in continuing to seek to grow the portion of the electronic platform that we retained and to make acquisitions, there can be no assurance that we will be successful in doing so, or that our failure to do so will not have an adverse effect on our businesses, financial condition, results of operations, and prospects.

We may also face credit, market and other risks in connection with the temporary or longer-term investment of our available cash, including that received from the NASDAQ OMX Transaction pending our use of the proceeds of that Transaction in our businesses, such as the risk of defaults or impairments of our investments and cash management vehicles. Such investments and cash management vehicles may be with or placed or recommended to us by Cantor and its affiliates, including CF&Co. Finally, we may face challenges in replacing the technical expertise and experience of employees who were transferred to NASDAQ OMX in connection with the NASDAQ OMX Transaction.

Other General Financial Services Segment Risks

Our Financial Services operations are global and exchange rate fluctuations and international market events impact our results.

Because our Financial Services operations are global, we are exposed to risks associated with changes in foreign exchange rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of revenues and expenses, in particular with regard to British Pounds and Euros. In addition, changes in the remeasurement of our foreign currency denominated net assets are recorded as part of our results of operations and fluctuate with changes in foreign currency rates. We monitor our net exposure in foreign currencies and markets on a daily basis and hedge our exposure as deemed appropriate with highly rated major financial institutions. However, potential movements in the U.S. dollar against other currencies in which we earn revenues could adversely affect our financial results.

Furthermore, our revenues derived from non-U.S. operations are subject to risk of loss from social or political instability, changes in government policies or policies of central banks, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets and unfavorable legislative and political developments in such non-U.S. jurisdictions. Revenues from the trading of non-U.S. securities may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations on our results could be magnified because generally non-U.S. trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets.

Employee misconduct, fraud, miscommunication or error could harm us by impairing our ability to attract and retain customers and subjecting us to significant financial losses, legal liability, regulatory sanctions and penalties and reputational harm; moreover, misconduct is difficult to detect and deter, and error is difficult to prevent.

Employee misconduct, fraud or error could subject us to financial losses, legal liability, and regulatory sanctions and penalties and could seriously harm our reputation and negatively affect us. Misconduct or fraud by employees could include engaging in improper or unauthorized transactions or activities, failing to properly supervise other employees or improperly using confidential information.

Employee errors and miscommunication, including mistakes in executing, recording or processing transactions for customers, could cause us to enter into transactions that customers may disavow and refuse to settle, which could expose us to the risk of material losses even if the errors and miscommunication are detected and the transactions are unwound or reversed. If our customers are not able to settle their transactions on a timely basis, the time in which employee errors and miscommunication are detected may be increased and our risk of material loss could be increased. The risk of employee error and miscommunication may be greater for products or services that are new or have non-standardized terms.

It is not always possible to deter and detect employee misconduct or fraud or prevent errors and miscommunications. While we have various supervisory systems and compliance processes and procedures in place, and seek to mitigate applicable risks, the precautions we take to deter and detect and prevent this activity may not be effective in all cases.

Although portions of our compensation structure are variable, significant parts of our cost structure are fixed, and if our revenues decline and we are unable to reduce our costs in the amount that our revenues decline, our profitability could be materially adversely affected.

Although portions of our compensation structure are variable, significant parts of our cost structure are fixed. We base our overall cost structure on historical and expected levels of demand for our products and services. If demand for these products and services and our resulting revenues decline, we may not be able to adjust our cost structure on a timely basis. If we are unable to reduce our costs in the amount that our revenues decline, our profitability could be materially adversely affected.

RISKS RELATED TO OUR REAL ESTATE SERVICES BUSINESS

General and Real Estate Services Market Conditions

Negative general economic conditions and commercial real estate market conditions can have a material adverse effect on our commercial real estate services businesses, financial condition, results of operations and prospects.

Commercial real estate markets are cyclical. They relate to the condition of the economy or, at least, to the perceptions of investors and users as to the relevant economic outlook. For example, corporations may be hesitant to expand space or enter into long-term commitments if they are concerned about the general economic environment. Corporations that are under financial pressure for any reason, or are attempting to more aggressively manage their expenses, may reduce the size of their workforces, reduce spending on capital expenditures, including with respect to their office space, permit more of their staff to work from home offices and/or seek corresponding reductions in office space and related management services.

Negative general economic conditions and declines in the demand for commercial real estate brokerage and related management services in several markets or in significant markets could also have a material adverse effect on our commercial real estate services businesses as a result of the following factors:

•

A general decline in acquisition, disposition or leasing activity can lead to a reduction in the commissions and fees we receive for arranging such transactions, as well as in commissions and fees we earn for arranging the financing for acquirers.

•

A general decline in the value and performance of commercial real estate and in rental rates can lead to a reduction in management and leasing commissions and fees. Additionally, such declines can lead to a reduction in commissions and fees that are based on the value of, or revenue produced by, the properties with respect to which we provide services. This may include commissions and fees for appraisal and valuation, sales and leasing, and property and facilities management. A significant decline in real estate values in a given market has also generally tended to result in increased litigation and claims regarding advisory work done prior to the decline.

•

Cyclicality in the commercial real estate markets may lead to volatility in our earnings and significant volatility for our commercial real estate business, which can be highly sensitive to market perception of the economy generally and our industry specifically. Real estate markets are also thought to “lag” the broader economy. This means that even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the real estate markets.

•

Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, or the public perception that any of these events may occur, may negatively affect the performance of some or all of our NGKF business lines.

Regulatory/Legal

We may have liabilities in connection with our commercial real estate services, including appraisal and valuation, sales and leasing and property and facilities management activities.

As a licensed real estate broker and provider of commercial real estate services, we and our licensed sales professionals and independent contractors that work for us are subject to statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our sales professionals or independent contractors to litigation from parties who purchased, sold or leased properties that we brokered or managed. We could become subject to claims by participants in real estate sales, leasing transactions, as well as building owners and companies for whom we provide management services, claiming that we did not fulfill our statutory obligations. We could also become subject to claims made by clients for whom we provided appraisal and valuation services and/or third parties who perceive themselves as having been negatively affected by our appraisals and/or valuations. We also could be subject to audits and/or fines from various local real estate authorities if they determine that we are violating licensing laws by failing to follow certain licensing laws.

In addition, in our property and facilities management businesses we hire and supervise third-party contractors to provide construction and engineering services for our managed properties. While our role is limited to that of a supervisor, we may be subject to claims for construction defects, negligent performance of work or other similar actions by third parties we do not control. Adverse outcomes of property and facilities management disputes or litigation could have a material adverse effect on our commercial real estate services business, financial condition, results of operations and prospects, particularly to the extent we may be liable on our contracts, or if our liabilities exceed the amounts of the insurance coverage procured and maintained by us. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property or facilities manager, construction manager or project manager, even if we have technically disclaimed liability as a legal matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship.

Because we employ large numbers of building staff in facilities that we manage, we face risk in potential claims relating to employment injuries, termination and other employment matters.

As part of our properties, facilities, and construction management businesses, we may enter into agreements with clients where we manage the costs for a project. In these situations, we are responsible for managing the various other contractors required for a project, including general contractors, in order to ensure that the cost of a project does not exceed the contract price and that the project is completed on time. In the event that one of the other contractors on the project does not or cannot perform as a result of bankruptcy or for some other reason, we may be responsible for any cost overruns as well as the consequences for late delivery.

Some of these litigation risks may be mitigated by any commercial insurance we maintain in amounts we believe are appropriate. However, in the event of a substantial loss or certain types of claims, our insurance coverage and/or self-insurance reserve levels might not be sufficient to pay the full damages. Additionally, in the event of intentionally negligent or wrongful conduct, insurance policies that we may have may not cover us at all. Further, the value of otherwise valid claims we hold under insurance policies could become uncollectible in the event of the covering insurance company’s insolvency, although we seek to limit this risk by placing our commercial insurance only with highly-rated companies. In addition, in the event of intentionally negligent or wrongful conduct, we will not be covered by insurance. Any of these events could negatively impact our businesses, financial condition, results of operations and prospects.

If we fail to comply with laws and regulations applicable to commercial real estate brokerage, valuation and appraisal and mortgage transactions and other real estate business lines, then we may incur significant financial penalties.

Due to the broad geographic scope of our operations and the commercial real estate services we perform, we are subject to numerous international, federal, state and local laws and regulations specific to our services. For example, the brokerage of real estate sales and leasing transactions and other related activities require us to maintain brokerage licenses in each state in which we conduct activities for which a real estate license is required. If we fail to maintain our licenses or conduct brokerage activities without a license or violate any of the regulations applicable to our licenses, then we may be subject to audits, required to pay fines (including treble damages in certain states) or be prevented from collecting commissions owed, be compelled to return commissions received or have our licenses suspended or revoked.

In addition, because the size and scope of commercial real estate sales transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state licensing regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws and regulations applicable to our business lines also may change in ways that increase the costs of compliance. The failure to comply with both foreign and domestic regulations could result in significant financial penalties which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Environmental regulations may adversely impact our commercial real estate businesses and/or cause us to incur costs for cleanup of hazardous substances or wastes or other environmental liabilities.

Federal, state and local laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations which impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to some properties. A decrease or delay in such transactions may adversely affect the businesses, financial condition, results of operations and prospects of our Real Estate Services segment. In addition, a failure by us to disclose environmental concerns in connection with a real estate transaction may subject us to liability to a buyer/seller or lessee/lessor of property.

In addition, in our role as property or facilities manager, we could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes at properties we currently or formerly managed, or at off-site locations where wastes from such properties were disposed. Such liability can be imposed without regard for the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these laws may be joint and several, meaning that one liable party could be held responsible for all costs related to a contaminated site. We could also be subject to property damage or personal injury claims alleged to result from environmental contamination, or from asbestos-containing materials or lead-based paint present at the properties or facilities we manage. Insurance for such matters may not be available or sufficient.

Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property or facilities managers to inspect for and remove lead-based paint in certain buildings, could increase our costs of legal compliance and potentially subject us to violations or claims. More stringent enforcement of existing regulations could cause us to incur significant costs in the future, and/or adversely impact our commercial real estate brokerage and management services businesses.

We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation, allegations and negative publicity.

We and our licensed sales professionals are subject to regulatory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our sales professionals to litigation.

We depend on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain clients across our overall commercial real estate services businesses. As a result, allegations by private litigants or regulators of conflicts of interest or improper conduct by us, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us or our activities, whether or not valid, may harm our reputation and damage our business prospects. In addition, if any lawsuits were brought against us and resulted in a finding of substantial legal liability, it could materially adversely affect our businesses, financial condition, results and operations or prospects, and cause significant reputational harm to us.

Competition

We operate in a highly competitive commercial real estate services industry with numerous competitors, some of which may have greater financial and operational resources than we do.

We compete in a variety of service disciplines within the commercial real estate industry. Each of these business areas is highly competitive on an international and national as well as on a regional and local level. We face competition not only from other national real estate service companies, but also from global real estate service companies, boutique real estate advisory firms, consulting and appraisal firms. Depending on the product or service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Although many of our competitors are local or regional firms that are substantially smaller than we are, some of our competitors are substantially larger than us on a local, regional, national or international basis and have similar service competencies to ours, including CBRE Group, Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield and Colliers International. In addition, specialized firms like HFF, Inc. and Eastdil Secured, LLC compete with us in certain areas.

In general, there can no assurance that we will be able to continue to compete effectively with respect to any of our commercial real estate business lines or on an overall basis, or to maintain current commission and fee levels or margins, or maintain or increase our market share.

International Market Risk

We are expanding our commercial real estate services business to include international operations so that we may be more competitive, but in doing so we could subject ourselves to social, political and economic risks of doing business in foreign countries.

Although we do not currently conduct significant commercial Real Estate Services business outside the U.S., we are expanding our international operations so that we may be more competitive. There can be no assurances that we will be able to successfully expand our business in international markets. Current global economic conditions may limit or delay such expansion or make it less economically feasible. As we expand into international markets, circumstances and developments related to international operations that could negatively affect our business, financial condition, results of operations or prospects include, but are not limited to, the following factors:

•	Lack of substantial experience operating in international markets;

•	Lack of recognition of the NGKF brand name in some international markets;

•	Difficulties and costs of staffing and managing international operations;

•	Currency restrictions, which may prevent the transfer of capital and profits to the U.S.;

•	Foreign currency fluctuations;

•	Changes in regulatory requirements;

•	Adverse tax consequences;

•	The responsibility of complying with multiple and potentially conflicting laws;

•	The impact of regional or country-specific business cycles and economic stability;

•	The geographic, time zone, language and cultural differences among personnel in different areas of the world;

•	Political instability; and

•	Foreign ownership restrictions with respect to operations in certain countries.

These or other factors may negatively impact the expansion of our Real Estate Services businesses to include international operations, which could have a material adverse effect on our businesses, financial condition, results of operations, and prospects.

Other General Real Estate Services Risks

Due to our current customer concentration, a loss of one or more of our significant customers could harm our businesses, financial condition, results of operations and prospects.

For the year ended December 31, 2013, on a consolidated basis our top 10 commercial real estate services customers, collectively, accounted for approximately 2.2% of our total revenue on a consolidated basis and our largest customer accounted for approximately 0.4% of our total revenue on a consolidated basis. We have limited long-term contracts with certain of these customers. If we were to lose one or more of these significant customers for any reason, including the recent consolidation in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our businesses, financial condition, results of operations and prospects would suffer.

If we experience difficulties in collecting accounts receivable or experience defaults by multiple clients or counterparties, it could adversely affect our business.

We face challenges in our ability to efficiently and/or effectively collect accounts receivable in certain geographic areas.

Any of our clients or other parties obligated to make payments to us may experience a downturn in their businesses that may weaken their results of operations and financial condition. As a result, a client or other party obligated to make payments to us may fail to make payments when due, become insolvent or declare bankruptcy. Any such failure to make payments when due or the bankruptcy or insolvency of any such party could result in material losses to us. A bankruptcy of a client or other party obligated to make payments to us would delay or preclude full collection of amounts owed to us. Additionally, certain corporate services and property and facilities management agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client or other party obligated to make payments to us were to file for bankruptcy, we may not be able to obtain reimbursement for those costs or for the severance obligations we would incur. The bankruptcy or insolvency of a significant counterparty (which may include co-brokers, owners, landlords, lenders, insurance companies, hedging counterparties, service providers or other organizations with which we do business), or the failure of any significant counterparty to perform its contractual commitments, may result in disruption to our businesses and material losses to us.

Additionally, any weakness in the global economy puts additional financial stress on clients and landlords, who sometimes are the parties that pay our commissions and fees where we have placed a tenant client into their buildings. This in turn has negatively impacted our ability to collect our receivables fully or in a timely manner. We cannot be sure that the procedures we use to identify and rectify slowly paid receivables, and to protect ourselves against the insolvencies or bankruptcies of clients, landlords and other third parties with which we do business, which may involve placing liens on properties or litigating, will be effective in all cases.

We may not be able to replace independently-owned partner offices when affiliation agreements are terminated, which may decrease our scope of services and geographic reach.

As of December 31, 2013, we had agreements in place to operate on a collaborative and cross-referral basis with over 50 independently-owned offices in the U.S. and elsewhere in Americas in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independently-owned offices generally use some variation of Newmark in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently-owned offices, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where our Real Estate Services segment does not have a physical presence. From time to time our arrangement with these independent firms may be terminated pursuant to the terms of the individual affiliation agreements. Beginning in 2012, our affiliation arrangements were terminated in a number of markets and in some cases we replaced such independently-owned offices with owned offices in lieu of entering into replacement affiliation arrangements. The opening of an owned office to replace an independently-owned office requires us to invest capital, which in some cases could be material. In the event our affiliation arrangements are terminated, we may lose our market coverage in such market if we do not enter into a replacement affiliation arrangement or open an owned office. There can be no assurance that, if we lose additional independently-owned offices that we will be able to identify suitable replacement affiliates or fund the establishment of an owned office. In addition, although we do not control the activities of these offices, we may face reputational risk if any of these independently-owned offices are involved in or accused of illegal, unethical or similar behavior. Failure to maintain coverage in important geographic markets may negatively impact our operations, reputation, and ability to attract and retain key employees and could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

RISKS RELATED TO OUR CORPORATE AND PARTNERSHIP STRUCTURE

Corporate Structure

Because our voting control is concentrated among the holders of Class B common stock, the market price of Class A common stock may be adversely affected by its disparate voting rights.

As of January 31, 2014, Cantor (including CFGM) beneficially owned all of the outstanding shares of our Class B common stock, representing approximately 65.5% of our total voting power. As long as Cantor beneficially owns a majority of our total voting power, it will have the ability, without the consent of the public holders of Class A common stock, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us. In certain circumstances, such as when transferred to an entity controlled by Cantor or Mr. Lutnick, the shares of Class B common stock issued to Cantor may be transferred without conversion to Class A common stock.

The holders of Class A common stock and Class B common stock have substantially identical rights, except that holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to 10 votes per share on all matters to be voted on by stockholders in general. The Class B common stock is controlled by Cantor and is not subject to conversion or termination by our board of directors or any committee thereof, or any other stockholder or third party. This differential in the voting rights of Class B common stock could adversely affect the market price of our Class A common stock.

Delaware law may protect decisions of our board of directors that have a different effect on holders of Class A common stock and Class B common stock.

Stockholders may not be able to challenge decisions that have an adverse effect upon holders of Class A common stock compared to holders of Class B common stock if our board of directors acts in a disinterested, informed manner with respect to these decisions, in good faith and in the belief that it is acting in the best interests of our stockholders. Delaware law generally provides that a board of directors owes an equal duty to all stockholders, regardless of class or series, and does not have separate or additional duties to different groups of stockholders, subject to applicable provisions set forth in a company’s certificate of incorporation and general principles of corporate law and fiduciary duties.

Delaware law, our corporate organizational documents and other requirements may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. Some provisions of the Delaware General Corporation Law (the “DGCL”) and our amended and restated certificate of incorporation, and amended and restated bylaws could make the following more difficult:

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

Our amended and restated bylaws provide that special meetings of stockholders may be called only by the Chairman of our board of directors, or in the event the Chairman of our board of directors is unavailable, by the Chief Executive Officer or by the holders of a majority of the voting power of our Class B common stock, which is held by Cantor and CFGM. In addition, our certificate of incorporation permits us to issue “blank check” preferred stock.

Our amended and restated bylaws require advance written notice prior to a meeting of our stockholders of a proposal or director nomination which a stockholder desires to present at such a meeting, which generally must be received by our Secretary not later than 120 days prior to the first anniversary of the date of our proxy statement for the preceding year’s annual meeting. In the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not later than the close of business on the later of the 120th day prior to the date of such proxy statement or the tenth day following the day on which public announcement of the date of such meeting is first made by us. Our bylaws provide that all amendments to our bylaws must be approved by either the holders of a majority of the voting power of all of our outstanding capital stock entitled to vote or by a majority of our board of directors.

We are subject to Section 203 of the DGCL. In general, Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the date the person became an interested stockholder, unless the “business combination” or the transaction in which the person became an “interested stockholder” is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the “interested stockholder.” An “interested stockholder” is a person who, together with affiliates and associates, owns 15% or more of a corporation’s outstanding voting stock, or was the owner of 15% or more of a corporation’s outstanding voting stock at any time within the prior three years, other than “interested stockholders” prior to the time our Class A common stock was traded on NASDAQ. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for shares of Class A common stock.

In addition, our brokerage businesses are heavily regulated and some of our regulators require that they approve transactions which could result in a change of control, as defined by the then-applicable rules of our regulators. The requirement that this approval be obtained may prevent or delay transactions that would result in a change of control.

Further, our Amended and Restated Long Term Incentive Plan contains provisions pursuant to which grants that are unexercisable or unvested may automatically become exercisable or vested as of the date immediately prior to certain change of control events. Additionally, change in control and employment agreements between us and our named executive officers also provide for payments in the event of certain change of control events.

The foregoing factors, as well as the significant common stock ownership by Cantor, including shares of Class B common stock, and the provisions of the indentures for our outstanding notes discussed above, could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our Class A common stock, which, under certain circumstances, could reduce the market value of our Class A common stock.

We are a parent holding company, and accordingly we are dependent upon distributions from BGC U.S. and BGC Global to pay dividends, taxes and indebtedness and other expenses.

We are a parent holding company with no direct operations and will be able to pay dividends, taxes and other expenses and to make repurchases only from our available cash on hand and funds received from distributions from BGC U.S. and BGC Global. As discussed above, regulatory, tax restrictions or elections, and other legal or contractual restrictions may limit our ability to transfer funds freely from our subsidiaries. In addition, any unanticipated accounting, tax or other charges against net income could adversely affect our ability to pay dividends and to make repurchases.

BGC U.S. and BGC Global intend to distribute to their limited partners, including us, on a pro rata and quarterly basis, cash that is not required to meet BGC U.S.’s and BGC Global’s anticipated business and regulatory needs. As a result, BGC U.S.’s and BGC Global’s ability, and in turn our ability, to make such distributions will depend upon the continuing profitability and strategic and operating needs of our businesses, including various capital adequacy and clearing capital requirements promulgated by federal, self-regulatory, and other authorities to which our subsidiaries are subject. We expect to pay not less than 75% of our post-tax distributable earnings per fully diluted share as cash dividends to our common stockholders, with the balance of such distributable earnings to be available to repurchase shares of our Class A common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others.

Our board of directors and our Audit Committee have authorized repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor, our executive officers, other employees, partners. As of January 31, 2014, we had approximately $199.7 million remaining under our stock repurchase authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in BGC U.S.’s and BGC Global’s respective businesses, although we neither have current plans to do so nor do we expect to do so as long as we maintain our current dividend policy. Accordingly, there can be no assurance that future dividends will be paid or that dividend amounts will be retained at current or future levels.

If our dividend policy is materially different than the distribution policy of BGC Holdings, upon the exchange of any BGC Holdings limited partnership interests, such BGC Holdings limited partners could receive a disproportionate interest in the aggregate distributions by BGC U.S. and BGC Global that have not been distributed by us.

To the extent BGC Holdings distributes to its limited partners a greater share of income received from BGC U.S. and BGC Global than we distribute to our stockholders, then as founding/working partners, limited partnership unit holders and/or Cantor exercise any exchange right to acquire Class A common stock or Class B common stock, as applicable, exchanging partners may receive a disproportionate interest in the aggregate distributions by BGC U.S. and BGC Global that have not been distributed by us. The reason is that the exchanging partner could receive both (1) the benefit of the distribution that has not been distributed by us from BGC U.S. and BGC Global to BGC Holdings (in the form of a distribution by BGC Holdings to its limited partners) and (2) the benefit of the distribution from BGC U.S. and BGC Global to us (in the form of a subsequent cash dividend paid by us, a greater percentage indirect interest in BGC U.S. and BGC Global following a repurchase of Class A common stock by us or a greater value of assets following a purchase of assets by us with the cash that otherwise would be distributed to our stockholders). Consequently, if our dividend policy does not match the distribution policy of BGC Holdings, other holders of Class A common stock and Class B common stock as of the date of an exchange could experience a reduction in their interest in the profits previously distributed by BGC U.S. and BGC Global that have not been distributed by us. Our previously described intention to match the distribution policy of BGC Holdings was superseded by a decision (which we announced on May 7, 2008) by our board of directors to provide for greater flexibility by our management. Our current dividend policy could result in distributions to our common stockholders that are different from the distributions made by BGC Holdings to its unit holders.

If Cantor, we or any of our subsidiaries were deemed an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could materially adversely affect our businesses, financial condition, results of operations and prospects.

If Cantor ceases to hold a majority of our voting power, Cantor’s interest in us could be deemed an investment security under the Investment Company Act. If we were to cease participation in the management of BGC Holdings (or if BGC Holdings, in turn, were to cease participation in the management of BGC U.S. and BGC Global) or be deemed not to have a majority of the voting power of BGC Holdings (or if BGC Holdings, in turn, were deemed not to have a majority of the voting power of BGC U.S. and BGC Global), our interest in BGC Holdings or BGC U.S. and BGC Global could be deemed an “investment security” for purposes of the

Investment Company Act. If BGC Holdings ceased to participate in the management of BGC U.S. and BGC Global or were deemed not to have a majority of the voting power of BGC U.S. or BGC Global, its interest in BGC U.S. or BGC Global could be deemed an “investment security” for purposes of the Investment Company Act.

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

The Investment Company Act and the rules thereunder contain detailed prescriptions for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, limit the issuance of debt and equity securities, prohibit the issuance of stock options and impose certain governance requirements. If anything were to happen that would cause Cantor, us, or BGC Holdings to be deemed to be an investment company under the Investment Company Act, the Investment Company Act would limit our or its capital structure, ability to transact business with affiliates (including Cantor, BGC Holdings, or BGC U.S. and BGC Global, as the case may be) and ability to compensate key employees. Therefore, if Cantor, we, or BGC Holdings became subject to the Investment Company Act, it could make it impractical to continue our businesses, impair agreements and arrangements, and impair the transactions contemplated by those agreements and arrangements, between and among Cantor, us, BGC Holdings, and BGC U.S., and BGC Global, or any combination thereof, and materially adversely affect our businesses, financial condition, results of operations and prospects.

Partnership Structure

Our BGC Holdings partnership structure may adversely affect our ability to recruit, retain, compensate and motivate some employee partners.

While we believe that our BGC Holdings partnership structure promotes recruitment and retention and motivation of our employee partners, some employee partners may be more attracted to the benefits of working at a privately controlled partnership, or at a public company with a different compensation structure than our own, which may adversely affect our ability to recruit, retain, compensate and motivate these persons. While BGC Holdings limited partnership interests entitle founding/working and other limited partners to participate in distributions of income from the operations of our businesses, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests, as described below), any such founding/working or other limited partners are, unless Cantor, in the case of the founding partners, and us, as the general partner of BGC Holdings, otherwise determine, only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account or post-termination amount, if any, and not any goodwill or going concern value of our businesses. Further, certain partner units, such as PSUs and PSIs, have no right to a post-termination payment. Moreover, until units are made exchangeable, other limited partners have no unilateral right to exchange their BGC Holdings limited partnership interests for shares of our Class A common stock.

The BGC Holdings limited partnership interests are also subject to redemption, and subject founding/working and other limited partners to non-competition and non-solicitation covenants, as well as other obligations. In addition, the exercise of Cantor’s right to purchase from BGC Holdings exchangeable limited partnership interests when founding partner units are redeemed or granted exchangeability will result in the share of distributions of income from the operations of our businesses on other outstanding BGC Holdings limited partnership interests, including those held by founding/working and other limited partners, to remain the same rather than increasing as would be the case if such interests were redeemed or granted exchangeability without such Cantor right to purchase. In addition, any purchase of exchangeable limited partnership units by Cantor from BGC Holdings following Cantor’s decision to grant exchangeability on founding partner units will result in additional dilution to the other partners of BGC Holdings.

The terms of the BGC Holdings limited partnership interests held by founding/working and limited partners also provide for the following:

•

such units are not entitled to reinvest the distributions on their BGC Holdings limited partnership interests in additional BGC Holdings limited partnership interests at preferential or historical prices or at all; and

•

Cantor is entitled to receive any amounts from selected extraordinary transactions that are withheld from distributions to certain partners and forfeited by partners leaving BGC Holdings prior to their interests in such withheld distributions fully vesting, rather than any such forfeited amounts accruing to the benefit of all BGC Holdings limited partners on a pro rata basis.

In addition, the ownership of share distribution rights and shares of our Class A common stock underlying BGC Holdings exchangeable units is not dependent upon the partner’s continued employment with us or compliance with partner obligations, and such partners are therefore not restricted from leaving us by the potential loss of such shares.

We may be required to pay Cantor for a significant portion of the tax benefit relating to any additional tax depreciation or amortization deductions we claim as a result of any step up in the tax basis of the assets of BGC U.S. and BGC Global resulting from Cantor’s exchange of interests in BGC Holdings for our common stock.

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

We are a party to rights and obligations under a tax receivable agreement with Cantor that provides for the payment by us to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. It is expected that we will benefit from the remaining 15% cash savings, if any, in income tax that we realize. Cantor has not exercised this right to date but there can be no assurance that it will not do so in the future.

Risks Related to our Relationship with Cantor and Its Affiliates

We are controlled by Cantor, which has potential conflicts of interest with us and may exercise its control in a way that favors its interests to our detriment.

Cantor effectively is able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our businesses, entry into new lines of businesses and borrowings and issuances of our Class A common stock and Class B common stock or other securities. This control is subject to the approval of our independent directors on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us. Conflicts of interest may arise between us and Cantor in a number of areas relating to our past and ongoing relationships, including:

•	potential acquisitions and dispositions of businesses;

•	the issuance or disposition of securities by us;

•	the election of new or additional directors to our board of directors;

•

the payment of dividends by us (if any), distribution of profits by BGC U.S., BGC Global and/or BGC Holdings and repurchases of shares of our Class A common stock or purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others;

•	business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities, including Cantor’s and our brokerage and financial services;

•	intellectual property matters;

•	business combinations involving us;

•	conflicts between our agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;

•	competition between our and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses;

•	the nature, quality and pricing of administrative services to be provided to or by Cantor and/or Tower Bridge; and

•	provision of clearing capital pursuant to the Clearing Agreement and potential and existing loan arrangements.

We also expect Cantor to manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A, or securities convertible or exchangeable into shares of Class A common stock, that would dilute Cantor’s voting power in us.

In addition, Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own businesses and/or of the relationships that exist between and among Cantor and its other affiliates and us. Any future related-party transaction or arrangement between Cantor and its other affiliates and us is subject to the prior approval by our Audit Committee, but generally does not otherwise require the separate approval of our stockholders, and if such stockholder approval is required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders. Further, our regulators, including the FCA, may require the consolidation, for regulatory purposes, of Cantor and its other affiliates and us with respect to our U.K. regulated entities or other entities or require other restructuring of the group. There is no assurance that such consolidation or restructuring would not result in a material expense or disruption to our businesses.

Moreover, the service of officers or partners of Cantor as our executive officers and directors, and those persons’ ownership interests in and payments from Cantor and its affiliates could create conflicts of interest when we and those directors or officers are faced with decisions that could have different implications for us and Cantor. Our ability to retain our key employees and the ability of certain key employees to devote adequate time to us are critical to the success of our businesses, and failure to do so may adversely affect our businesses, financial condition, results of operations and prospects.

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

If Cantor competes with us, it could materially harm our businesses, financial condition, results of operations and prospects.

Agreements between us and Cantor are between related parties, and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties and may subject us to litigation.

Our relationship with Cantor results in agreements with Cantor that are between related parties. As a result, the prices charged to us or by us for services provided under agreements with Cantor may be higher or lower than prices that may be charged by third parties, and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties. For example, pursuant to the separation agreement relating to our acquisition of certain of our BGC business from Cantor in 2008, Cantor has a right, subject to certain conditions, to be our customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from us without any cost. Any future related-party transactions or arrangements between us and Cantor are subject to the prior approval by our Audit Committee, but generally do not otherwise require the separate approval of our stockholders, and if such stockholder approval were required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders.

These related party relationships may from time to time subject us to litigation. For example, a purported derivative action, since dismissed, was filed alleging that certain related party transactions were unfair to the Company. Plaintiffs in such action have filed a motion to reargue, which is pending oral argument.

We are controlled by Cantor, which in turn controls its wholly-owned subsidiary, CF&Co, which is acting as our sales agent in our controlled equity offerings and provides us with additional investment banking services.

We are controlled by Cantor, which in turn controls its wholly-owned subsidiary, CF&Co, which acts as our sales agent pursuant to controlled equity offering sales agreements, including the current one entered into on December 12, 2012 (collectively, the “Sales Agreements”). Pursuant to the December 2012 Sales Agreement, we may offer and sell up to an aggregate of 20 million shares of Class A common stock. Under these Sales Agreements, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares of our Class A common stock.

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

CF&Co has retained independent legal advisors in connection with its role as sales agent under the Sales Agreements, but for the reasons described below it may not be in a position to provide us with independent financial input in connection with the offering of shares of our Class A common stock pursuant to the Sales Agreements. We are not required to, and have not engaged, an independent investment banking firm to act as a qualified independent underwriter or to otherwise provide us with independent input in our controlled equity offerings.

While our board of directors and Audit Committee will be involved with any future decision by us to enter into or terminate new Sales Agreements with CF&Co, our management has been delegated the authority to determine, and to so instruct CF&Co with respect to, matters involving the manner, timing, number of shares, and minimum prices per share or proceeds for sales of our shares, or the suspension thereof, in our controlled equity offering pursuant to the Sales Agreements. Our management may be expected to consult with appropriate personnel from CF&Co in making such determinations, but given the overlap between our senior management and that of Cantor and its wholly-owned subsidiary, CF&Co, it may be expected that any joint determinations by our senior management and that of CF&Co with respect to our controlled equity offering will involve the same individuals. In making such joint determinations, our Audit Committee has instructed our senior management to act in the best interests of us and our stockholders. Nevertheless, in making such determinations, such individuals will not have the benefit of input from an independent investment banking firm that is able to make its own determinations with respect to our controlled equity offering, including, but not limited to, whether to suspend sales under the Sales Agreement or to terminate a Sales Agreement.

In addition, Cantor, CF&Co and their affiliates have provided investment banking services to us and our affiliates in the past, and may be expected to do so in the future, including acting as our financial advisor in connection with business combinations, dispositions, or other transactions, and placing or recommending to us various investments or cash management vehicles. They receive customary fees and commissions for these services. They may also receive brokerage and market data and analytics products and services from us and our respective affiliates. We also provide to and receive from Cantor and its affiliates various administrative services.

Risks Related to Our Class A Common Stock

Purchasers, as well as existing stockholders, may experience significant dilution as a result of offerings of our shares of Class A common stock.

The December 2012 Sales Agreement with CF&Co currently remains in effect with respect to the issuance and sale of up to an aggregate of 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. As of January 31, 2014, we have issued and sold an aggregate of approximately 11.4 million shares of Class A common stock under the Sales Agreement, with approximately 8.6million shares of Class A common stock remaining to be sold under the agreement. Further, we have an effective shelf registration statement on Form S-4 with respect to the offer and sale of up to an aggregate of 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of January 31, 2014, we have issued an aggregate of 4.6 million shares of Class A common stock under the Form S-4, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to an aggregate of 10 million shares of our Class A common stock under our Dividend Reinvestment and Stock Purchase Plan. As of January 31, 2014, we have issued approximately 140,600 shares of our Class A common stock under the Plan.

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

Because we intend to use the net proceeds from the sale of shares of Class A common stock under the Sales Agreements, and may use the net proceeds from future offerings, for general corporate purposes, which, among other things, are expected to include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases, investors should be aware that such net proceeds will not be available for other corporate purposes, and that, depending upon the timing and prices of such repurchases of shares and purchases of units and of the sales of our shares under the Sales Agreement and the liquidity and depth of our market, we may sell a greater aggregate number of shares, at a lower average price per share, under the Sales Agreement than the number of shares or units repurchased or purchased, thereby increasing the aggregate number of shares and units outstanding and decreasing our earnings per share.

We intend to use the net proceeds of the sale of shares of Class A common stock under the Sales Agreements, and may use the net proceeds from future offerings, for general corporate purposes, which among other things, are expected to include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases. From January 1, 2013 to January 31, 2014, we repurchased an aggregate of 4,517,151 shares of Class A common stock at an aggregate purchase price of approximately $24.9 million with an average repurchase price of $5.52 per share. During that period, we redeemed for cash an aggregate of 0.5 million limited partnership units at an average price of $5.51 per unit and an aggregate of 0.5 million founding/working partner units at an average price of $5.54 per unit. This excludes activity with respect to the Global Partnership Restructuring Program, including the approximately 76 million units with the Company redeemed or exchanged from partners at the end of the second quarter of 2013. In the future we expect to continue to repurchase shares of our Class A common stock and purchase BGC Holdings units from Cantor, our executive officers, other employees, partners, and others, and these repurchases and purchases may be significant.

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

Nevertheless, our management believes that selling our shares, and using the net proceeds of such sales to repurchase shares and purchase units, is in our best interest and that of our stockholders. While we believe that we can successfully manage our strategy, and that our share price may in fact increase as we increase the amount of cash available for dividends and share repurchases and unit purchases by paying a portion of the compensation of our employees in the form of partnership units and restricted stock, gradually lowering our compensation expenses for purposes of distributable earnings, and lowering our long-term effective tax rate for distributable earnings, there can be no assurance that our strategy will be successful or that we can achieve any or all of such objectives.

The market price of our Class A common stock has fluctuated significantly and may continue to do so. In addition, future sales of shares of Class A common stock could adversely affect the market price of our Class A common stock.

The market price of our Class A common stock has fluctuated significantly, and the market price of our Class A common stock may continue to do so depending upon many factors, including our actual results of operations and perceived prospects, the prospects of our competition and of the financial marketplaces in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, seasonality, changes in general valuations for companies in our business segment, changes in general economic or market conditions and broad market fluctuations. The market price of our Class A common stock may continue to be subject to similar market fluctuations which may be unrelated to our operating performance or prospects, and increased volatility could result in a decline in the market price of our Class A common stock. Declines in the price of our Class A common stock may adversely affect our ability to recruit and retain key employees, including our partners and other professional employees.

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

In addition to our sales of shares of our Class A commons tock pursuant to our controlled equity offerings, our acquisition shelf, and our dividend reinvestment plan discussed above, events which could have such an effect include the following:

•

Our 8.75% Convertible Notes are currently convertible into an aggregate of 23,738,219 shares of Class A common stock. In connection with the issuance of the 8.75% Convertible Notes, we entered into a registration rights agreement with Cantor, dated April 1, 2010, pursuant to which holders of the shares of Class A common stock issuable upon conversion of the 8.75% Convertible Notes have resale registration rights;

•	The 4.50% Convertible Notes are currently convertible into 16,260,160 million shares of Class A common stock;

•	We may issue shares of Class A common stock upon the conversion or exchange of any convertible or exchangeable debt securities that may be issued by us in the future;

•

Stockholders may resell shares of Class A common stock issuable by us in connection with (i) the conversion by Cantor of shares of its Class B common stock into shares of Class A common stock, (ii) the exchange of Cantor’s exchangeable limited partnership interests, (iii) the exchange, redemption, or purchase of partnership units for shares of Class A common stock, including in partnership restructurings, (iv) incentive compensation, including grants of restricted stock, RSUs, and options, and (v) donations of shares by us to The Cantor Fitzgerald Relief Fund; and

•

Stockholders may resell outstanding shares of our Class A common stock, including sales by Cantor partners who receive distribution rights shares from Cantor, The Cantor Fitzgerald Relief Fund which may receive donated shares from Cantor or others, and our employees and partners who hold our shares, including those received in compensatory arrangements from us.

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

In connection with the sale of the 4.50% Convertible Notes, we entered into capped call transactions with affiliates of Bank of America Merrill Lynch and Deutsche Bank Securities, in connection with the pricing of the notes and the overallotment option to cover the shares of our Class A common stock underlying the notes.

The capped call transactions are expected generally to reduce the potential dilution with respect to our Class A common stock upon conversion of the 4.50% Convertible Notes in the event that the volume-weighted average price per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions (which initially corresponded to the original conversion price of the notes and is subject to anti-dilution adjustments). If, however, the volume-weighted average price per share of the Class A common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, the value of the shares of the Class A common stock that we expect to receive upon the exercise of the capped call transactions will be capped and the dilution mitigation under the capped call transactions will be limited based on such capped value, which means there would be dilution with respect to the Class A common stock to the extent that the then volume-weighted average price per share of the Class A common stock exceeds the cap price of the capped call transactions. A failure by a hedge counterparty (due to bankruptcy or otherwise) to pay or deliver, as the case may be, to us amounts owed to us under the capped call transactions will not reduce the consideration we are required to deliver to a holder upon its conversion of the 4.50% Convertible Notes and may result in an increase in dilution with respect to our Class A common stock.

In connection with hedging the capped call transactions, we believe the hedge counterparties may enter into, or may unwind, various derivative transactions with respect to and/or purchase or sell our Class A common stock in secondary market transactions. Such arbitrage and hedging activities could have the effect of causing or avoiding an increase or decrease in the trading price of the Class A common stock, including during any cash settlement averaging period relating to a conversion of the notes and following any conversion of the notes and during the period prior to the maturity date. The effect, if any, of any of these transactions and activities on our Class A common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market for and trading price of our Class A common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have offices in the United States, Canada, Europe, United Kingdom, Latin America, Asia, Africa and the Middle East. Our principal executive offices are located at 499 Park Avenue, New York, New York. We also occupy a space at 199 Water Street, New York, New York, which serves as a trading operation for our Financial

Services businesses, and space at 125 Park Avenue, New York, New York, which serves as the headquarters of our commercial Real Estate businesses. Under the Administrative Services Agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the terms of the leases for such spaces.

Our largest presence outside of the New York metropolitan area is in London, located at One Churchill Place, Canary Wharf.

We currently occupy concurrent computing centers in Rochelle Park, New Jersey and Trumbull, Connecticut, which primarily service our Financial Services segment. Although the Rochelle Park, New Jersey data center was transferred to NASDAQ OMX in June 2013, we continue to use that data center and have the right to do so until June 2015. In addition, we occupy two data centers in the United Kingdom located in Canary Wharf and Romford, respectively. Our U.S financial services operations also have office space in Atlanta, Boston, Dallas, Houston, Los Angeles and Miami, and both business segments have office space in Chicago.

After completing the acquisition of Newmark in October 2011, we also have a number of other offices in several states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Virginia, and Washington) and the District of Columbia, which are used in our Real Estate Services segment. In addition, Newmark operates through license agreements in a number of states, including certain states where Newmark does not have its own offices.

ITEM 3.	LEGAL PROCEEDINGS

See Note 18—“Commitments, Contingencies and Guarantees” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of our legal proceedings.

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

We declared quarterly dividends of $0.17 for the first and second quarters of 2012, and $0.12 for the third and fourth quarters of 2012 and for each of the four quarters of 2013.

	High	Low
2014
First Quarter (through February 21, 2014)	$7.01	$6.03

2013
First Quarter	$4.81	$3.43
Second Quarter	$5.96	$3.84
Third Quarter	$6.53	$5.44
Fourth Quarter	$6.18	$5.10

2012
First Quarter	$8.04	$5.88
Second Quarter	$7.56	$5.73
Third Quarter	$6.23	$4.38
Fourth Quarter	$5.22	$3.11

On February 21, 2014, the closing sales price of our Class A common stock on the Nasdaq Global Select Market was $7.01. As of February 21, 2014, there were 388 holders of record of our Class A common stock and two holders of record of our Class B common stock.

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

Our Board of Directors and our Audit Committee have authorized repurchases of shares of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including those held by Cantor, our executive officers, other employees, partners and others. As of January 31, 2014, we had approximately $195.6 million remaining under this authorization and may continue to actively make repurchases or redemptions, or cease to make such repurchases or redemptions, from time to time.

We expect to pay such dividends, if and when declared by our Board of Directors, on a quarterly basis. The dividend to our common stockholders is expected to be calculated based on post-tax distributable earnings allocated to us and generated over the fiscal quarter ending prior to the record date for the dividend. No assurance can be made, however, that a dividend will be paid each quarter.

The declaration, payment, timing and amount of any future dividends payable by us will be at the sole discretion of our Board of Directors. We are a holding company, with no direct operations, and therefore we are able to pay dividends only from our available cash on hand and funds received from distributions from BGC U.S. and BGC Global. Our ability to pay dividends may also be limited by regulatory considerations as well as by covenants contained in financing or other agreements. In addition, under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our capital (as defined under Delaware law), or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Accordingly, any unanticipated accounting, tax, regulatory or other charges against net income may adversely affect our ability to declare dividends. While we intend to declare and pay dividends quarterly, there can be no assurance that our board of directors will declare dividends at all or on a regular basis or that the amount of our dividends will not change.

Partnership and Equity Repurchases

Our Board of Directors and Audit Committee have authorized repurchases of our common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the our subsidiaries. On July 30, 2013, our Board of Directors increased our share repurchase and unit redemption authorization to $250.0 million. As of January 31, 2014, we had approximately $195.6 million remaining from our share repurchase and unit redemption authorization. From time to time, we may actively continue to repurchase shares or redeem units.

During the year ended December 31, 2013, we repurchased 3,046,857 shares of our Class A common stock at an aggregate purchase price of approximately $15.5 million for an average price of $5.09 per share.

During the fourth quarter of 2013, we repurchased 2,047,135 shares of our Class A common stock at an aggregate purchase price of $9.8 million for an average price of $4.76 per share.

PERFORMANCE GRAPH

The performance graph below shows a comparison of the cumulative total stockholder return, on a dividend reinvestment basis, of $100 invested on December 31, 2008, measured on December 31, 2009, December 31, 2010, December 31, 2011, December 31, 2012 and December 31, 2013. Peer Group 1 consists of Tullett Prebon PLC, GFI Group Inc., Compagnie Financière Tradition, and ICAP plc. Peer Group 2 consists of CBRE Group, Jones Lang LaSalle Incorporated and HFF, Inc. The returns of the peer group companies have been weighted according to their stock market capitalization for purposes of arriving at a peer group average.

Certain Definitions

“Revenues for distributable earnings,” “pre-tax distributable earnings” and “post-tax distributable earnings,” which are supplemental measures of operating performance that are used by management to evaluate our and our subsidiaries’ financial performance. We believe that distributable earnings best reflect the operating earnings generated by us on a consolidated basis and are the earnings which management considers available for distribution to us and our common stockholders, as well as to holders of BGC Holdings partnership units during any period.

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

Revenues for distributable earnings are defined as GAAP revenues excluding the impact of our non-cash earnings or losses related to its equity investments, such as in Aqua Securities, L.P. and ELX Futures, L.P., and its holding company general partner, ELX Futures Holdings LLC. Revenues for distributable earnings include the collection of receivables which would have been recognized for GAAP other than for the effect of acquisition accounting. Revenues for distributable earnings also exclude certain one-time or unusual gains that are recognized under GAAP, because we do not believe such gains are reflective of our ongoing, ordinary operations.

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

•	Allocations of net income to founding/working partner and other limited partnership units, including REUs, RPUs, PSUs, LPUs, and PSIs.

•	Non-cash asset impairment charges, if any.

Distributable earnings calculations also exclude charges related to purchases, cancellations or redemptions of partnership interests and certain unusual, one-time or non-recurring items, if any.

“Compensation and employee benefits” expense for distributable earnings will also include broker commission payouts relating to the aforementioned collection of receivables.

Our definition of distributable earnings also excludes certain gains and charges with respect to acquisitions, dispositions, or resolutions of litigation. This exclusion pertains to the one-time gain related to the NASDAQ OMX transaction. Our management believes that excluding these gains and charges best reflects our operating performance. However, because NASDAQ OMX is expected to pay us in an equal amount of stock on a regular basis for 15 years as part of the transaction, the payments associated with our receipt of such stock are expected to be included in the our calculation of distributable earnings. To make quarter-to-quarter comparisons more meaningful, one-quarter of the annual contingent earn-out amount will be included in our calculation of distributable earnings each quarter as “other revenues.”

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

Our distributable earnings per share calculations assume either that:

•

The fully diluted share count includes the shares related to the dilutive instruments, such as the Convertible Senior Notes, but excludes the associated interest expense, net of tax, when the impact would be dilutive; or

•	The fully diluted share count excludes the shares related to these instruments, but includes the associated interest expense, net of tax.

Each quarter, the dividend to common stockholders is expected to be determined by our Board of Directors with reference to post-tax distributable earnings per fully diluted share. In addition to our quarterly dividend to common stockholders, we expect to pay a pro-rata distribution of net income to BGC Holdings founding/working partner and other limited partnership units, including REUs, RPUs, LPUs, PSUs and PSIs, and to Cantor for its noncontrolling interest. The amount of all of these payments is expected to be determined using the above definition of pre-tax distributable earnings per share.

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

Pre- and post-tax distributable earnings are not intended to replace our presentation of GAAP financial results. However, management believes that they help provide investors with a clearer understanding of our financial performance and offer useful information to both management and investors regarding certain financial and business trends related to our financial condition and results of operations. Management believes that distributable earnings and the GAAP measures of financial performance should be considered together.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2013. This selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Amounts in thousands, except per share data.

	Year Ended December 31,
	2013 (1)(2)(3)	2012 (3)	2011 (3)	2010	2009
Consolidated Statements of Operations Data:
Revenues:
Commissions	$1,202,244	$1,176,009	$996,263	$851,089	$693,818
Principal transactions	309,908	336,160	375,001	377,581	379,767

Total brokerage revenues	1,512,152	1,512,169	1,371,264	1,228,670	1,073,585
Real estate management services	163,353	122,704	1,222	—	—
Fees from related parties	41,128	53,159	62,227	65,996	58,877
Market data	10,137	17,302	17,772	18,314	17,953
Software solutions	6,201	9,962	9,190	7,804	7,419
Interest income	6,833	6,506	5,441	3,308	7,252
Other revenues	44,643	4,495	4,174	13,960	5,923
Gain on divestiture and sale of investments	723,147	52,471	—	—	—
Losses on equity investments	(9,508)	(11,775)	(6,605)	(6,940)	(8,687)

Total revenues	2,498,086	1,766,993	1,464,685	1,331,112	1,162,322
Expenses:
Compensation and employee benefits	1,255,580	1,032,552	789,534	793,014	725,139
Allocation of net income and grant of exchangeability to LPUs and FPUs	423,589	140,076	126,778	69,010	16,731

Total compensation and employee benefits	1,679,169	1,172,628	916,312	862,024	741,870
Other expenses	552,996	538,628	494,014	412,173	355,964

Total expenses	2,232,165	1,711,256	1,410,326	1,274,197	1,097,834

Income from operations before income taxes	265,921	55,737	54,359	56,915	64,488
Provision for income taxes	92,166	20,224	15,999	11,543	23,675

Consolidated net income	173,755	35,513	38,360	45,372	40,813
Less: Net income attributable to noncontrolling interest in subsidiaries	102,831	11,649	18,223	24,210	20,788

Net income available to common stockholders	$70,924	$23,864	$20,137	$21,162	$20,025

Per share data:
Basic earnings per share	$0.37	$0.16	$0.17	$0.24	$0.25

Fully diluted earnings per share	$0.36	$0.16	$0.17	$0.24	$0.24

Basic weighted-average shares of common stock outstanding	193,694	144,886	116,132	88,294	80,350

Fully diluted weighted-average shares of common stock outstanding	265,348	280,809	116,514	228,568	211,036

Dividends declared per share of common stock	$0.48	$0.63	$0.65	$0.48	$0.30

Dividends declared and paid per share of common stock	$0.48	$0.63	$0.65	$0.48	$0.30

Cash and cash equivalents	$716,919	$388,409	$369,713	$364,104	$469,301
Total assets	$2,079,363	$1,638,939	$1,405,185	$1,470,314	$1,464,549
Notes payable and collateralized borrowings	$258,356	$301,444	$181,916	$39,258	$17,586
Notes payable to related parties	$150,000	$150,000	$150,000	$150,000	$150,000
Total liabilities	$1,309,698	$1,132,688	$904,218	$1,045,272	$1,026,651
Total stockholders’ equity	$464,368	$334,292	$316,654	$236,917	$201,889

(1)	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
(2)	Amounts include gains related to the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
(3)	Information reflects the acquisition of Grubb & Ellis effective April 13, 2012 and Newmark effective October 14, 2011.

Note: Certain prior period amounts have been reclassified to conform with the current presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “possible,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to the factors set forth below and may impact either or both of our operating segments:

•

market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets and markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing and commissions and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers and consolidation;

•	liquidity, regulatory and clearing capital requirements and the impact of credit market events;

•

our relationships with Cantor Fitzgerald, L.P. and its affiliates (“Cantor”), including Cantor Fitzgerald & Co. (“CF&Co”) and Cantor Commercial Real Estate Company, L.P. (“CCRE”), any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, CF&Co’s acting as our sales agent under our controlled equity or other offerings, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments or cash management vehicles placed by or recommended by CF&Co, and any services by CCRE with respect to finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services;

•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, and the impact of natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•

the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential future political impasses;

•

the effect on our businesses of reductions in overall industry volumes in certain of our products as a result of Federal Reserve Board quantitative easing, the tapering of quantitative easing and other factors, including the level and timing of governmental debt issuances and outstanding amounts;

•

the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other financial institutions;

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

•

factors related to specific transactions or series of transactions, including credit, performance and unmatched principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•

costs and expenses of developing, maintaining and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received;

•

certain financial risks, including the possibility of future losses, reduced cash flows from operations, and the need for long-term borrowings or other sources of cash, related to acquisitions, dispositions or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks, increased borrowing costs, as well as interest and currency rate fluctuations;

•

risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments or cash management vehicles and collectability of loan balances owed to us by partners, employees, or others;

•

our ability to enter new markets or develop new products, trading desks, marketplaces or services and to induce customers to use these products, trading desks, marketplaces or services and to secure and maintain market share;

•

our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our real estate services business, the anticipated benefits of any such transactions or relationships and the future impact of any such transactions or relationships on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

•

our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used (as to which no representation is made);

•	our ability to hire and retain personnel, including brokers, managers and other professionals;

•	our ability to expand the use of technology for hybrid and fully electronic trading in our product offerings;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance and regulatory requirements;

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

•

information technology implementation issues, capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents;

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

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P. (“BGC Holdings”), or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•

the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable debt securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% convertible notes and counterparties to our capped call transactions, and resales of shares of our Class A common stock acquired from us or Cantor, including pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our convertible notes, conversions or exchanges of our convertible or exchangeable debt securities, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2013 and 2012. This discussion is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and the notes thereto included elsewhere in this Report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage company servicing the financial and real estate markets through our Financial Services and Real Estate Services businesses. Our Financial Services business specializes in the brokerage of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures and structured products. Our Financial Services business also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our BGC Trader™ and BGC Market Data brands, we offer financial technology solutions, market data, and analytics related to select financial instruments and markets.

We entered into the commercial real estate business in October 2011 with the acquisition of Newmark & Company Real Estate, Inc. (“Newmark”), a leading U.S. commercial real estate brokerage and advisory firm primarily serving corporate and institutional clients. Newmark was founded in 1929 in New York City. In 2000, Newmark embarked upon a national expansion and in 2006 entered into an agreement with London-based Knight

Frank to operate jointly in the Americas as “Newmark Knight Frank.” In the second quarter of 2012, we completed the acquisition of substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries, which we refer to as “Grubb & Ellis.” Grubb & Ellis was formed in 1958 and built a full-service national commercial real estate platform of property management, facilities management and brokerage services. We have completed the integration of Grubb & Ellis with Newmark Knight Frank to form the resulting brand, Newmark Grubb Knight Frank (or “NGKF”). NGKF is a full-service commercial real estate platform that comprises our Real Estate Services segment, offering commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and financial services, consulting, project and development management, and property and facilities management.

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

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. We have offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

We remain confident in our future growth prospects as we continue to increase the scale and depth of our real estate platform and continue to seek market driven opportunities to expand our business in numerous financial asset classes. NGKF showed strong growth during the year ended December 31, 2013, as we completed the integration of Grubb & Ellis, and continued to build the NGKF brand by accretively acquiring businesses, hiring talent around the country, and winning large Global Corporate Services clients.

So far in 2014, we have announced our intention to acquire Cornish & Carey Commercial, a California-based commercial real estate broker. With approximately $135 million in revenues in 2012 and over 275 brokers, Cornish & Carey Commercial is Northern California’s preeminent full service commercial real estate company. This is a key strategic addition for NGKF. In addition, we have acquired the assets of HEAT Energy Group, a U.S.-based OTC energy broker.

In addition to these completed and planned acquisitions, over the course of 2013 we announced several key front office hires in energy and across various areas of NGKF.

In addition, as a result of our ongoing efforts to lower expenses in our Financial Services segment and corporate areas, we succeeded in lowering our non-compensation expenses on an annualized basis by approximately $60 million by the end of 2013 compared with the second half of 2012 run-rate. This puts us well on our way towards achieving our target of reducing overall expenses by at least $100 million annualized by the end of 2014.

NASDAQ OMX Transaction

On June 28, 2013, we completed the sale (the “NASDAQ OMX Transaction”) of certain assets to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). The Transaction occurred pursuant to a Purchase Agreement, dated as of April 1, 2013 (the “Purchase Agreement”). At the closing, NASDAQ OMX purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (the “Purchased Assets” or “eSpeed”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably in each of the fifteen years following the closing. The $750 million in cash paid at closing was subject to adjustment for certain pre-paid amounts and accrued costs and expenses, and the 14,883,705 shares of NASDAQ OMX common stock will be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ OMX is equal to or greater than $25 million. On November 12, 2013, we received 992,247 shares of NASDAQ OMX common stock in accordance with the agreement. The contingent future issuances of NASDAQ OMX common stock are also subject to acceleration upon the occurrence of certain events, including the acquisition by any person of 50% or more of NASDAQ OMX’s stock (including by merger), NASDAQ OMX ceasing to hold Purchased Assets representing 50% or more of the aggregate revenue attributable to the Purchased Assets as of the closing, and the sale of all or substantially all of NASDAQ OMX’s assets, as well as to certain anti-dilution provisions.

As a result of the sale of eSpeed, we only sold our on-the-run, benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. Over time, we have built these six instruments into some of the deepest and most liquid markets in the world. This platform, together with the directly related market data and co-location businesses, generated approximately $99 million in revenues in 2012, approximately $93.5 million of which was recorded in our Financial Services segment and the remainder recorded as fees from related parties in Corporate items. The platform and the directly related market data and co-location businesses generated approximately $48.4 million in revenues in the first six months of 2013, approximately $46.3 million of which was recorded in our Financial Services segment and the remainder recorded as fees from related parties in Corporate items. We retain all of our other voice, hybrid, and fully electronic trading, market data, and software businesses, including voice, hybrid and electronic brokerage of off-the-run U.S. Treasuries, as well as Treasury Bills, Treasury Swaps, Treasury Repos, Treasury Spreads, and Treasury Rolls. We also continue to offer voice brokerage for on-the-run U.S. Treasuries.

Share Count Reduction and Modifications/Extensions of Employment Agreements

At the end of the second quarter of 2013, we redeemed or exchanged approximately 76 million units from the partners of BGC Holdings (the “Global Partnership Restructuring Program”). We granted approximately 44 million shares of our Class A common stock, of which approximately 41 million were restricted shares. A portion of the units redeemed were used to pay the withholding taxes owed on behalf of these partners. The restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the lengths of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. During the year ended December 31, 2013, we released the restrictions with respect to approximately 5.9 million of such shares.

Taken together, these actions resulted in reducing our fully diluted share count by approximately 32 million shares. We believe that the expected modifications of arrangements with employees and partners will also materially reduce the rate of employee/partner share issuance going forward, while maintaining our effective tax rate. The share count was also impacted by the repurchase or net redemption of another 6.0 million shares and units in 2013 at an average price of $5.08 per share or unit.

As a consequence of the Global Partnership Restructuring Program described above, we incurred non-cash, non-dilutive compensation charges of approximately $465 million related to the redemption/exchange of partnership units, issuance of restricted shares, and a reserve on compensation-related partnership loans. These charges, along with the $723.1 million gain related to the sale of eSpeed, were recognized in our consolidated statements of operations for the year ended December 31, 2013.

Our cash position, which we define as cash and cash equivalents, marketable securities and unencumbered securities owned, is approximately $795.0 million, largely as a result of the $750 million in cash we received as part of the sale of eSpeed, less funds used to pay related distributions and taxes as well as cash used with respect to reducing our fully diluted share count by approximately 32 million shares during 2013 and with respect to the repayment of collateralized borrowings. We expect to continue using the remaining cash proceeds to repay debt, make accretive acquisitions and invest in organic growth in both Real Estate Services and Financial Services, and/or repurchase additional units or common shares. We also anticipate maintaining our regular $0.12 per share quarterly common stock dividend for the foreseeable future.

Financial Services:

The financial intermediary sector has been a competitive area that has grown over the past decade due to several factors. One factor is the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing users to protect gains and/or guard against losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rates, equity ownership, changes in the value of foreign currency, credit defaults by corporate and sovereign debtors and changes in the prices of commodity products. Over the past decade, demand from financial institutions, financial services intermediaries and large corporations has increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

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

Our Financial Services business faced challenging market conditions during the year. Most of our large bank customers reported double-digit declines in their revenues from fixed income, currency, and commodity trading. They attributed their results to a number of cyclical factors, including the Federal Reserve maintaining its quantitative easing policy, the recent budget impasse in Washington and structural issues such as the higher bank capital requirements under Basel III. Consequently, volatility in rates, foreign exchange, and equities all declined from their recent highs in June, and were at or below historical averages. This contributed to lower OTC trading volumes across most asset classes. Given this backdrop, our overall Financial Services segment revenues declined by 4.7% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Regulators in the U.S. have finalized most of the new rules across a range of financial marketplaces, including OTC derivatives as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Many of these rules became effective during 2013 with ongoing phase-ins anticipated over the course of 2014. Legislators and regulators in Europe and the Asia-Pacific region have crafted similar rules, some of which are expected to be first implemented in 2014.

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

On October 2, 2013, BGC Derivative Markets, L.P. (“BGC Derivative Markets”), a subsidiary of the Company, began operating our Swap Execution Facility (“SEF”). Mandatory Dodd-Frank compliant execution by Swap Dealers and Major Swap Participants is scheduled to commence in February 2014 for a small number of products, and in May of 2014 for others. We have heard from many of our large bank customers that they are currently trading less while they prepare for the new rules to take effect. Although SEF activity has greatly increased in January 2014 compared with December 2013, volumes to date are not indicative of what we expect this business to look like a year from now. We anticipate improved derivatives volumes once the regulatory landscape becomes clearer for our clients. In addition, BGC maintains its ownership stake in ELX, a Commodity Futures Trading Commission (“CFTC”) approved designated contract market (“DCM”), which also includes several of the world’s largest banks as equity holders. ELX began Dodd-Frank compliant swap and swap-futures trading in the fourth quarter of 2013, and we expect growing volumes as market participants expand the use of ELX to comply with regulations effective in the first quarter of 2014.

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

Overall Market Volumes and Volatility

Volume is driven by a number of items, including the level of issuance for financial instruments, the price volatility of financial instruments, macro-economic conditions, the creation and adoption of new products, the regulatory environment, and the introduction and adoption of new trading technologies. In general, increased price volatility increases the demand for hedging instruments, including many of the cash and derivative products that we broker. For example, hedge funds are increasingly making use of derivatives to protect positions and preserve the capital of their more risk-averse institutional clients, which now account for almost two-thirds of assets managed by the industry, according to a report from J.P. Morgan.

Rates volumes in particular are also influenced by market volatility, and such volatility has been dampened due to continued quantitative easing undertaken by the U.S. Federal Reserve and other major central banks. Quantitative easing entails the central banks buying government securities or other securities in the open market – particularly longer-dated instruments—in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge—thus lowering rates volumes across cash and derivatives markets industry-wide. As of January 1, 2014, the U.S. Federal Reserve had approximately $3.8 trillion worth of long-dated U.S. Treasury and Federal Agency securities, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past three years.

In addition, the G-20 central banks have agreed to implement the Basel III accord. Basel III was drafted with the intention of making banks more stable in the wake of the financial crisis. The pact, which will be phased in over the next few years, will force most large banks in G-20 nations to hold about three times as much Tier 1 capital as is required under existing rules. The capital rules make it more expensive for banks to hold assets other than sovereign debt on their balance sheet, and as a result, analysts say banks have reduced or will reduce their trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has reduced overall industry volumes in many of the products we trade, particularly in credit.

During the year ended December 31, 2013, industry volumes were generally lower year-over-year for most of the OTC and listed products we broker in rates, credit and equities and other asset classes. For example, U.S. overall fixed income volume reported by primary dealers to the Federal Reserve decreased in the year by approximately 3% compared with a year earlier. This negatively impacted revenues industry-wide and in our Financial Services segment. In addition, our ongoing efforts to lower expenses and to improve the margins of this segment resulted in selectively reducing our front-office headcount during the year, which lowered revenues compared with a year earlier, but are expected to improve profitability over the long term. Below is a discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is particularly influenced by the level of sovereign debt issuance globally. While the amount of sovereign debt outstanding continues to remain high globally by historical standards, the level of issuance has declined for many governments as budget deficits decline. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), issuance by the U.S. Treasury of interest-bearing debt for 2013 has declined by approximately 7% compared with a year earlier. In addition, quantitative easing has muted the impact that high levels of existing debt normally would have on secondary volumes.

Our rates revenues are not totally dependent on market volumes and therefore do not always fluctuate consistently with industry metrics. This is largely because our voice, hybrid, and fully electronic desks in rates often have volume discounts built into their price structure, which results in our rates revenues being less volatile than the overall industry volumes.

Excluding the assets we sold to NASDAQ OMX, BGC’s fully electronic rates desks increased revenues by 18.2% to $35.1 million during 2013. Largely as a result of the eSpeed sale, our overall rates revenues declined by 7.6% year-over-year to $491.7 million.

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (“OECD”)—which includes almost all of the advanced and developed economies of the world—reported that general government debt as a percentage of GDP will be 73.1% for the entire OECD by 2015. This would represent a slight increase from 68.3% in 2012, but is nearly double the 39.1% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing will continue to negatively impact financial markets, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but near-term headwinds due to continued quantitative easing.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. Global credit derivative market turnover has declined due to uncertainty surrounding recently enacted rules for the clearing of credit derivatives in the U.S. In addition, corporate and asset-backed bond trading has declined for many of our large bank customers as they reduce their inventory of bonds in order to comply with Basel III. This was compounded by softening corporate bond issuances during the second half of 2013, as a result of rising interest rates. The net impact of these trends was reflected in the combined Federal Reserve volumes for agency, corporate and mortgage-backed bonds—a reflection of the cash market—being down by 9% year-over-year during 2013, and by dealer-to-dealer gross notional outstanding amount of credit derivatives as reported by the Securities Industry and Financial Markets Association (“SIFMA”)—a reflection of the inter-dealer derivatives market – being down by 14% year-over-year. Our overall credit revenues declined by 14.1%, which was reflective of mixed overall volume trends in the credit markets globally.

Foreign Exchange Volumes and Volatility

Global foreign exchange (“FX”) volume decreased in 2013 as volatility—as measured by the Deutsche Bank FX Volatility Index, or CVIX—remained below its trailing ten-year average. Our fully electronic FX volumes increased 52%, while our overall FX revenues were up by 2.0%. In comparison, FX volumes increased by 4.4% at CME, and declined by approximately 6% at both EBS and Reuters.

Equity-Related Volumes and Volatility

Global equity markets continued to be challenging during 2013. For example, U.S. equity derivatives volumes were mixed year-over-year according to the Options Clearing Corporation, but were down by approximately 12% and 28%, respectively, according to the Eurex and Euronext. Energy and commodities volumes were also generally flat or down year-over-year according to the CME and ICE. In comparison, our overall revenues from equities and other asset classes decreased by 3.4%, and we believe we continued to gain market share.

Hybrid and Fully Electronic Trading

Historically, technology-based product growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall company revenues remain consistent. This is largely because fewer employees are needed to process the same volume of trades as trading becomes more automated. Over time, electronification of exchange-traded and OTC markets has also generally led to volumes increasing faster than commissions decline, and thus often to an overall increase in revenues. We have been a pioneer in creating and encouraging hybrid and fully electronic trading, and continually work with our customers to expand such trading across more asset classes and geographies.

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers that dominate the OTC markets had generally been hesitant in adopting electronically traded products. However, in recent years, hybrid and fully electronic inter-dealer OTC markets for products, including CDS indices, FX options, and most recently interest rate swaps, have sprung up as banks and dealers have become more open to electronically traded products and as firms like us have invested in the kinds of technology favored by our customers. Recently enacted and pending regulation in Asia, Europe and the U.S. regarding banking, capital markets, and OTC derivatives is likely to hasten the spread of fully electronic trading and we expect to benefit from the new rules regarding OTC derivatives once they are finalized globally. Our understanding is that the rules that have been promulgated or are being discussed will continue to allow for trading through a variety of means, including voice, and we believe the net impact of these rules and the new bank capital requirements will encourage the growth of fully electronic trading for a number of products we broker.

The combination of more market acceptance of hybrid and fully electronic trading and our competitive advantage in terms of technology and experience has contributed to our strong gains in electronically traded products. During 2013, we continued to invest in hybrid and fully electronic technology broadly across our financial services product categories.

Excluding eSpeed, Financial Services electronic trading, market data and software solutions revenue increased by 3.9% to $80.7 million or 7.4% of segment revenue for the year, compared with $77.7 million or 6.9% for the year ended December 31, 2012. We now offer electronically traded products on more than half of our Financial Services segment’s approximately 200 desks. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of our technology-based businesses to further improve this segment’s profitability.

Real Estate Services:

On October 14, 2011, we completed the acquisition of Newmark. On April 13, 2012, we acquired substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries (collectively “Grubb & Ellis”). Newmark, Grubb & Ellis and certain independently-owned partner offices of the two, operate as “Newmark Grubb Knight Frank” in the Americas, and are associated with London-based Knight Frank. Our discussion of financial results for “Newmark Grubb Knight Frank,” “NGKF,” or “Real Estate Services” reflects only those businesses owned by us and does not include the results for Knight Frank or for the independently-owned offices that use some variation of the NGKF name in their branding or marketing.

Our Real Estate Services segment continued to show strong growth and generated approximately 23.1% of our revenues in the year ended December 31, 2013. NGKF has completed the integration of Grubb & Ellis, while continuing to build its brand by accretively acquiring businesses, hiring talent around the country, and winning large Global Corporate Services assignments. In addition, on January 21, 2014, we announced that we have entered into a definitive agreement to acquire the business of Cornish & Carey Commercial, Inc., a Northern California-based commercial real estate firm. We believe that these actions will significantly expand the earnings margins for the Real Estate Services segment.

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

Economic Growth in the U.S.

The U.S. economy expanded by 1.9% in 2013 according to preliminary figures from the Bureau of Economic Analysis, below the post-recession average of 2.3%. Growth in the second half of 2013 picked up noticeably, however, with GDP expanding by an annualized rate of 4.1% in the third quarter and 2.4% in the fourth quarter, aided by rising inventories, exports, consumer spending and commercial construction.

The Bureau of Labor Statistics reported that employers added 2,322,000 net new payroll jobs during 2013, about the same as the 2012 and 2011 totals of 2,193,000 and 2,103,000, respectively. The U.S. is expected to recover the last of the 8.7 million jobs lost to the recession around the middle of this year. Almost five years into the recovery, the high unemployment rate (6.7% in December 2013), long-term unemployment and the declining labor force participation rate (at a 35-year low) remain disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended 2013 at 3.04% after rising from its 2013 low of 1.66% on May 1. Fears that the Federal Reserve would reduce its monthly bond purchases of $85 billion caused bond prices to fall and interest rates to rise as traders anticipated less demand from the government. Indeed, the Federal Open Market Committee (“FOMC”) announced on December 18 that it would reduce its monthly purchases by $10 billion beginning in January 2014, but it noted that it would keep interest rates low “well past” the point when unemployment reaches the threshold rate of 6.5%.

The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of excess space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and low interest rates helped push vacancy rates down for the office, apartment, retail and industrial markets. The low level of new construction over the past few years has meant that tenants have been funneled into existing vacant space with the exception of apartments, where construction has propelled the market into a new expansion cycle. Asking rental rates posted moderate gains across all property types in 2013, propelled by demand for Class A assets in the top submarkets. The following trends drove the commercial real estate market in 2013:

•	Technology, energy and healthcare powered demand for office space;

•	Global trade, business capital spending and supply-chain optimization created tenant and owner-user demand for warehouses and distribution centers;

•	The modest recovery in consumer spending was enough to create demand for well-located retail space in the best trade areas;

•	Apartments benefited from a pickup in household formation thanks to the steady pace of job growth and underlying demographic trends; and

•	Strong corporate earnings combined with increased leisure travel generated demand for hotel room-nights.

Market Statistics

Following the financial crises of 2007/2008, the U.S. commercial property market saw steep declines in activity in 2009. In 2010, the market began to revive, and by the end of 2011 there were signs that the recovery was continuing, although still not at levels seen prior to the crisis. If the U.S. economy continues to expand at the moderate pace envisioned by many economists in 2014, we would expect this to fuel the continued recovery in commercial real estate.

Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. According to Newmark Grubb Knight Frank Research, the overall vacancy rate for office properties in the nation’s key markets ended 2013 at 15.0%, down from 15.6% a year earlier and the lowest level since the first quarter of 2009. The national vacancy rate for industrial properties was 7.9% at December 31, 2013, an improvement on the 8.7% rate measured one year ago. Rents for all property types in the U.S. continued to improve modestly. CoStar Group (a leading provider of information and analytic services) reported similar improvements in vacancy rates and rents for the national office, industrial, and retail markets.

In terms of commercial real estate sales metrics, according to CoStar’s Value-Weighted U.S. Composite Index, average prices were up 11.2% year-over-year through December 2013. In 2013, the dollar volume of significant property sales rose by 19% above the same period in 2012 according to Real Capital Analytics. In comparison, our Real Estate Services brokerage revenue increased by 24.8% year-over-year primarily due to growth resulting from the acquisition of Grubb & Ellis in the second quarter of 2012 as well as our other recent acquisitions (Frederick Ross and Smith Mack) and organic growth.

REGULATORY ENVIRONMENT

See “Regulation” in Part I, Item 1 of this Annual Report on Form 10-K for information related to our regulatory environment.

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

As of December 31, 2013, our front-office headcount was down by approximately 6.5% year-over-year to 2,385 brokers, salespeople and other front-office professionals. For the year ended December 31, 2013, average revenue generated per front-office employee was approximately $619,000, a decrease of 4% from the year ended December 31, 2012 when it was approximately $646,000. Front-office headcount included 1,501 brokers, salespeople and other front-office professionals in Financial Services, with average revenue generated per front-office employee of approximately $700,000, relatively unchanged year-over-year, and 884 brokers, salespeople and other front-office professionals in Real Estate Services, with average revenue generated per front-office employee of approximately $473,000, a decrease of 8% year-over-year.

The 4% decrease in overall company revenue per front-office employee was primarily driven by a decrease in revenue per front-office employee in Real Estate, which decreased 8% year-over-year. This decrease was the result of increased average front-office headcount in Real Estate year-over-year partially offset by increased revenues. Excluding eSpeed revenues and eSpeed headcount, revenue per front-office employee in Financial Services was up by approximately 4% year-over-year.

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

During the year ended December 31, 2012, we completed other acquisitions for a total consideration of $24.2 million, including Wolfe & Hurst, Smith Mack, Frederick Ross Company and Ginalfi Finance. Wolfe & Hurst Bond Brokers, Inc. is a municipal bonds inter-dealer broker in North America. Smith Mack is an independent full service commercial real estate services firm operating in Philadelphia and surrounding regions. Frederick Ross Company is the oldest full-service commercial real estate firm in Denver, and partner of Newmark Grubb Knight Frank since 2010. Ginalfi Finance is an inter-dealer broker based in Paris specializing in the intermediation of money markets products, credit bonds, government bonds and swaps.

During the year ended December 31, 2013, we acquired the business and certain assets of Sterling International Brokers Limited, a London-based financial brokerage firm specializing in Pound Sterling and other major currency transactions.

So far in 2014, we have announced our intention to acquire Cornish & Carey Commercial, a Northern California-based commercial real estate broker, and have acquired the assets of HEAT Energy Group, a U.S.-based OTC energy broker.

In addition to these completed and planned acquisitions, over the course of 2013 we announced several key front-office hires in energy and across various areas of NGKF.

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

We offer our brokerage services in five broad product categories: rates, real estate, credit, FX, and equities and other asset classes. The chart below details brokerage revenues by product category and by voice/hybrid versus fully electronic (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Brokerage revenue by product (1):
Rates	$491,740	$532,436	$578,453
Real estate	413,018	331,010	44,980
Credit	244,546	284,606	314,982
Foreign exchange	212,120	208,011	218,352
Equities and other asset classes	150,728	156,106	214,497

Total brokerage revenues	$1,512,152	$1,512,169	$1,371,264

Brokerage revenue by product (percentage):
Rates	32.5%	35.2%	42.2%
Real estate	27.3	21.9	3.3
Credit	16.2	18.8	23.0
Foreign exchange	14.0	13.8	15.9
Equities and other asset classes	10.0	10.3	15.6

Total brokerage revenues	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic:
Voice/hybrid	$1,407,004	$1,379,373	$1,235,638
Fully electronic	105,148	132,796	135,626

Total brokerage revenues	$1,512,152	$1,512,169	$1,371,264

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	93.0%	91.2%	90.1%
Fully electronic	7.0	8.8	9.9

Total brokerage revenues	100.0%	100.0%	100.0%

(1)	Reclassifications of revenues across product categories may be reflected retroactively.

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

Our position as a leading broker is enhanced by our hybrid brokerage platform. We believe that the more complex, less liquid markets on which we focus often require significant amounts of personal and attentive service from our brokers. In more mature markets, we offer electronic trading capabilities to our customers through our BGC Trader and eSpeed branded platforms. Our hybrid platform allows our customers to trade on a voice, hybrid or, where available, fully electronic basis, regardless of whether the trade is OTC or exchange-based, and to benefit from the experience and market intelligence of our worldwide brokerage network. Our electronic capabilities include clearing, settlement and other back-office services as well as straight-through processing for our customers across several products. Furthermore, we participate in the operational leverage from our fully electronic platform. We believe our hybrid brokerage approach provides a competitive advantage over competitors who do not offer this full range of technology.

Rates

Our rates business is focused on government debt, futures and currency and interest rate derivatives, which are among the largest, most global and most actively traded markets. The main drivers of these markets are global macroeconomic forces such as growth, inflation, government budget policies and the volume of new issuance.

Real Estate

Following our acquisitions of Newmark and Grubb & Ellis, we offer a diverse range of commercial real estate brokerage and advisory services, including leasing and corporate advisory services, appraisal, investment sales and financial services.

Credit

We provide our brokerage services in a wide range of credit instruments, including asset-backed securities, convertible bonds, corporate bonds, credit derivatives and high yield bonds. The market for the most fundamental form of credit derivative, CDS, has grown significantly since its introduction in the mid-1990’s.

Foreign Exchange

The foreign exchange market is one of the largest financial markets in the world. Foreign exchange transactions can either be undertaken in the spot market, in which one currency is sold and another is bought, or in the derivative market in which future settlement of the identical underlying currencies are traded. Our experience within this market has grown since 2004 to manage increased levels of foreign exchange trading. Our foreign exchange options business now has brokers servicing banking institutions around the world. We provide full execution OTC brokerage services in most major currencies, including all G8 currencies, emerging market, cross and exotic options currencies. Equities and Other Asset Classes

We provide brokerage services in a range of markets for equity products, including cash equities, equity derivatives (both listed and OTC), equity index futures and options on equity products. In addition, we offer brokerage services through our energy and commodities desks.

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

Market Data

We complement our trading services by providing our market data and analytics to our customers through our BGCantor Market Data suite of products. BGC Market Data is a specialist provider of real-time, tradable, indicative, end-of-day and historical OTC market data. Sourced directly from our global brokerage operations, this data includes the electronic brokering, global pricing systems and analytics to provide external distribution of specialized, independent and verifiable OTC pricing services. Our product suite includes data related to our transactions in fixed income, interest rate derivatives, credit derivatives, foreign exchange and options, money markets and energy and equity derivatives. BGC Market Data is made available externally via direct low latency data feeds over the internet, as well as through major vendors such as Bloomberg, Thomson Reuters, Interactive Data Corporation and select specialist vendors. BGC Market Data service offerings are also packaged by way of specialized service and bespoke client-specific enterprise data licensing solutions. Most of our market data revenue was historically generated by products sold to NASDAQ OMX. Over time, we expect to replace this lost revenue as we expect to sell data relating to our remaining products.

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

Other Revenues

We earn other revenues from various sources, including, earn-outs and industry fees. For the year ended December 31, 2013, “Other revenues” included $39.5 million recognized on the earn-out and related hedging activities related to the sale of eSpeed.

Gain on Divestiture and Sale of Investments

On June 28, 2013, we sold our on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX Group. The $723.1 million gain from this transaction is included in “Gain on divestiture and sale of investments” in our consolidated statements of operations for the year ended December 31, 2013. For the year ended December 31, 2012, “Gain on divestiture and sale of investments” included a $52.5 million one-time gain from the Company’s sale of its investment in the London Metals Exchange (“LME”) in December 2012. The shares in LME had been granted to the Company as a result of the Company’s membership in the exchange, and as no consideration had been paid for the shares, the LME shares had no carrying value.

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

We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on their limited partnership interests or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. See Note 18—“Compensation” to our consolidated financial statements.

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

At the end of the second quarter of 2013, we redeemed or exchanged approximately 76 million units from the partners of BGC Holdings (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein). As a consequence of the Global Partnership Restructuring Program, we incurred non-cash, non-dilutive compensation charges of approximately $465 million related to the redemption/exchange of partnership units, issuance of restricted shares, and a reserve on compensation-related partnership loans. These charges were recognized in our consolidated statements of operations for the year ended December 31, 2013.

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

FINANCIAL HIGHLIGHTS

For the year ended December 31, 2013, we had income from operations before income taxes of $265.9 million compared to $55.7 million, an increase of $210.2 million from the year earlier period. Total revenues increased approximately $731.1 million, or 41.4%, and total expenses increased approximately $520.9 million, or 30.4%.

Total revenues were $2,498.1 million and $1,767.0 million for the years ended December 31, 2013 and 2012, respectively, representing a 41.4% increase. The main factors contributing to this change were:

•

The $723.1 million gain on divestiture recorded in the year ended December 31, 2013 related to the sale of eSpeed in the second quarter of 2013 as well as the $39.5 million recognized on the earn-out and related hedging activities.

•

Real estate brokerage and real estate management services revenues increased for the year ended December 31, 2013 compared to the year earlier. The increase was primarily related to the stabilization of the Grubb & Ellis brokers after the transition out of bankruptcy and a more favorable real estate environment as well as growth resulting from our recent acquisitions (Frederick Ross and Smith Mack).

Total compensation and employee benefits expense increased by $506.5 million, or 43.2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in total compensation and employee benefits expense for the year ended December 31, 2013 was primarily due to the compensation charges of approximately $465 million comprised of approximately $304 million related to the redemption/exchange of partnership units and the issuance of restricted shares, and approximately $161 million related to reserves on compensation-related partnership loans in connection with our Global Partnership Restructuring Program (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein).

The year ended December 31, 2013 continued to be a challenging period in the financial services industry. Even in this difficult environment, we believe we are well positioned as we continue to increase the scale and depth of our real estate platform and continue to seek market driven opportunities to expand our business in numerous financial asset classes. We believe our overall performance will improve as we continue to increase the percentage of Financial Services segment revenues generated from fully electronic trading, and extend our employment agreements through our Global Partnership Restructuring Program. We believe these initiatives will continue to improve our competitive position in the marketplace and improve employee retention.

Our ongoing efforts to lower expenses in our Financial Services segment and corporate areas resulted in reduced headcount compared with a year earlier while also lowering non-compensation expenses as a percentage of revenues. We succeeded in lowering our non-compensation expenses on an annualized basis by approximately $60 million by the end of 2013 compared with the second half of 2012 run-rate. This puts us well on our way towards achieving our target of reducing overall expenses by at least $100 million annualized by the end of 2014.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2013		2012		2011
	Results	Percentage of Total Revenues	Results	Percentage of Total Revenues	Results	Percentage of Total Revenues
Revenues:
Commissions	$1,202,244	48.1%	$1,176,009	66.6%	$996,263	68.0%
Principal transactions	309,908	12.4	336,160	19.0	375,001	25.6

Total brokerage revenues	1,512,152	60.5	1,512,169	85.6	1,371,264	93.6
Real estate management services	163,353	6.5	122,704	6.9	1,222	0.1
Fees from related parties	41,128	1.7	53,159	3.0	62,227	4.2
Market data	10,137	0.4	17,302	1.0	17,772	1.2
Software solutions	6,201	0.3	9,962	0.6	9,190	0.6
Interest income	6,833	0.3	6,506	0.4	5,441	0.4
Other revenues	44,643	1.8	4,495	0.2	4,174	0.4
Gain on divestiture and sale of investments	723,147	28.9	52,471	3.0	—	—
Losses on equity investments	(9,508)	(0.4)	(11,775)	(0.7)	(6,605)	(0.5)

Total revenues	2,498,086	100.0	1,766,993	100.0	1,464,685	100.0
Expenses:
Compensation and employee benefits	1,255,580	50.3	1,032,552	58.5	789,534	53.9
Allocation of net income and grant of exchangeability to limited partnership units and FPUs	423,589	16.9	140,076	7.9	126,778	8.7

Total compensation and employee benefits	1,679,169	67.2	1,172,628	66.4	916,312	62.6
Occupancy and equipment	154,108	6.2	155,349	8.8	129,087	8.8
Fees to related parties	9,443	0.4	11,792	0.7	11,635	0.8
Professional and consulting fees	51,384	2.1	72,777	4.1	67,746	4.6
Communications	92,022	3.7	90,807	5.1	86,392	5.9
Selling and promotion	81,007	3.2	86,040	4.9	79,087	5.4
Commissions and floor brokerage	22,530	0.9	22,733	1.3	25,877	1.8
Interest expense	38,332	1.5	34,885	2.0	24,606	1.7
Other expenses	104,170	4.2	64,245	3.5	69,584	4.7

Total expenses	2,232,165	89.4	1,711,256	96.8	1,410,326	96.3

Income from operations before income taxes	265,921	10.6	55,737	3.2	54,359	3.7
Provision for income taxes	92,166	3.6	20,224	1.2	15,999	1.1

Consolidated net income	173,755	7.0	35,513	2.0	38,360	2.6

Less: Net income attributable to noncontrolling interest in subsidiaries	102,831	4.2	11,649	0.6	18,223	1.2

Net income available to common stockholders	$70,924	2.8%	$23,864	1.4%	$20,137	1.4%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Brokerage Revenues

Total brokerage revenues were relatively unchanged for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Commission revenues increased by $26.2 million, or 2.2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Principal transactions revenues decreased by $26.3 million, or 7.8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Increases in real estate and FX brokerage revenues were offset by decreases in revenues in rates, credit and equities and other asset classes.

The decrease in rates revenues of $40.7 million, or 7.6%, was partially due to the sale of the eSpeed business and partially attributable to general market deterioration.

Real Estate brokerage revenues increased by $82.0 million, or 24.8%, for the year ended December 31, 2013. The increase was primarily due to growth resulting from the acquisition of Grubb & Ellis in the second quarter of 2012 as well as our other recent acquisitions (Frederick Ross and Smith Mack) and organic growth. Industry trends in sales and leasing remain favorable for the U.S. commercial real estate market.

Our fully electronic credit revenues decreased by 9.9% as compared to the year ended December 31, 2012, and our overall credit revenues decreased by 14.1% to $244.5 million in the year ended December 31, 2013. The decrease was primarily due to lower trading volumes and a general market deterioration.

Our fully electronic FX volumes increased 52%, while our overall FX revenues were up by 2.0% to $212.1 million for the year ended December 31, 2013. In comparison, FX volumes increased by 4.4% at CME, and declined by approximately 6% at both EBS and Reuters.

Global equity markets continued to be challenging during 2013. For example, U.S. equity derivatives volumes were mixed year-over-year according to the Options Clearing Corporation, but were down by approximately 12% and 28%, respectively, according to the Eurex and Euronext. Energy and commodities volumes were also generally flat or down year-over-year according to the CME and ICE. In comparison, our revenues from equities and other asset classes decreased by 3.4%.

Real Estate Management Services

Real estate management services revenues increased by $40.6 million, or 33.1%, to $163.4 million for the year ended December 31, 2013, primarily due to the acquisition of Grubb & Ellis in the second quarter of 2012.

Fees from Related Parties

Fees from related parties decreased by $12.0 million, or 22.6%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease was primarily due to decreased revenues related to ELX (as a result of the sale of the eSpeed business) and lower technology service fees.

Market Data

Market data revenues decreased by $7.2 million, or 41.4%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease was primarily due to the sale of the eSpeed business as well as an overall decline in the U.S. Treasuries business.

Software Solutions

Software solutions revenues decreased by $3.8 million, or 37.8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to the sale of our Kleos Managed Services, Dedicated Network Access and Disaster Recovery businesses to NASDAQ OMX in June 2013.

Interest Income

Interest income increased by $0.3 million or 5.0%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Other Revenues

Other revenues increased by $40.1 million, or 893.2%, to $44.6 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. For the year ended December 31, 2013, we recorded $39.5 million of Other revenues as a result of the earn-out related to the sale of eSpeed and the related hedging transactions.

Gain on Divestiture and Sale of Investments

The gain on divestiture related to the sale of eSpeed was $723.1 million for the year ended December 31, 2013. For the year ended December 31, 2012, we recorded $52.5 million related to the sale of our investment in the London Metal Exchange (the “LME”) as a result of Hong Kong Exchange & Clearing Limited’s acquisition of the LME in December 2012.

Losses on Equity Investments

Losses on equity investments decreased by $2.3 million, or 19.3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Losses on equity investments represent our pro rata share of the net losses on investments over which we have significant influence but which we do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $223.0 million, or 21.6%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The main driver of this increase was the compensation charge of approximately $160.5 million we incurred during the year ended December 31, 2013 related to a reserve on compensation-related partnership loans in connection with our Global Partnership Restructuring Program. In addition, a component of the increase was the result of the acquisition of Grubb & Ellis in April 2012.

Allocation of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocation of net income and grant of exchangeability to Limited Partnership Units and FPUs increased by $283.5 million, or 202.4%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. For the year ended December 31, 2013, we incurred compensation expense, before associated income taxes, of $361.0 million related to the redemption/exchange of partnership units and issuance of restricted shares in connection with our Global Partnership Restructuring Program (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein) and the grant of exchangeability on partnership units. For the year ended December 31, 2012, we incurred compensation expense, before associated income taxes, of $127.1 million related to the grant of exchangeability on partnership units.

Occupancy and Equipment

Occupancy and equipment expense decreased by $1.2 million, or 0.8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease was primarily due to lower depreciation and amortization expenses due to the sale of eSpeed as well as lower rent in our Real Estate Services segment related to office consolidations resulting from the integration of NGKF. These decreases were partially offset by a provision recorded in the year ended December 31, 2013 related to a subleasing arrangement and other impairment charges.

Fees to Related Parties

Fees to related parties decreased by $2.3 million, or 19.9%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $21.4 million, or 29.4%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease was primarily due to decreased costs associated with legal and regulatory matters as well as lower costs related to acquisitions.

Communications

Communications expense increased by $1.2 million, or 1.3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. As a percentage of total revenues, communications expense decreased across the two periods.

Selling and Promotion

Selling and promotion expense decreased by $5.0 million, or 5.8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. As a percentage of total brokerage revenues, selling and promotion expenses decreased across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $0.2 million, or 0.9%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease was primarily driven by reduced clearing and transfer costs due to the sale of the eSpeed business.

Interest Expense

Interest expense increased by $3.4 million, or 9.9%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily related to our issuance of the 8.125% Senior Notes in June 2012.

Other Expenses

Other expenses increased by $39.9 million, or 62.1%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily due to an increase in costs associated with hiring brokers and a commitment to make charitable contributions. In addition, the costs related to the Grubb & Ellis business were in place for the full year ended December 31, 2013, as compared to only a portion of the year ended December 31, 2012.

Provision for Income Taxes

Provision for income taxes increased to $92.2 million for the year ended December 31, 2013 as compared to $20.2 million for the year ended December 31, 2012. This increase was primarily driven by an increase in U.S. taxable income in the year ended December 31, 2013 as compared to the year earlier period as well as by an increase in taxes related to the gain on the sale of eSpeed. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $91.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in net income attributable to noncontrolling interest in subsidiaries related to the increased income in the year ended December 31, 2013.

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

Credit brokerage revenues decreased $30.4 million. Global credit market volume declined as banks adjusted to new capital requirements for credit transactions under Basel III and due to uncertainty surrounding the rules for clearing credit derivatives in the U.S.

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

Real Estate Management Services

Real estate management services revenues were $122.7 million for the year ended December 31, 2012. The revenues associated with property and facilities management fees were earned as a consequence of the acquisitions of Newmark Knight Frank and Grubb & Ellis in the fourth quarter of 2011 and the second quarter of 2012, respectively.

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

Other Revenues

Other revenues increased by $0.3 million, or 7.7%, as compared to the year ended December 31, 2011. Contributing to this increase was a $2.4 million increase in miscellaneous income related to a legal settlement recorded in the year ended December 31, 2012, partially offset by other revenues related to Newmark in the year ended December 31, 2011.

Gain on Divestiture and Sale of Investments

For the year ended December 31, 2012, we recorded $52.5 million related to the sale of our investment in the London Metal Exchange (the “LME”) as a result of Hong Kong Exchange & Clearing Limited’s acquisition of the LME in December 2012.

Losses on Equity Investments

Losses on equity investments increased by $5.2 million, or 78.3%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Losses on equity investments represent our pro rata share of the net income or losses on investments over which we have a significant influence but which we do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $243.0 million, or 30.8%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily driven by our year-over-year increase in headcount due to the acquisitions of Newmark and Grubb & Ellis, which closed in October 2011 and April 2012, respectively.

Allocation of Net Income and Grants of Exchangeability to Limited Partnership Units and FPUs

Allocation of net income and grants of exchangeability to Limited Partnership Units and FPUs increased by $13.3 million, or 10.5%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The allocation of income to limited partnership units and FPUs for the year ended December 31, 2012 was $13.0 million, compared to $18.4 million for the year ended December 31, 2011. This decrease of $5.4 million related to decreased net income in the year ended December 31, 2012 as compared to the year earlier period. For the year ended December 31, 2012, we incurred compensation expense, before associated income taxes, of $127.1 million related to the grant of exchangeability on partnership units, compared to $108.3 million related to the grants of exchangeability to partnership units for the year ended December 31, 2012.

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

Interest Expense

Interest expense increased by $10.3 million, or 41.8%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was primarily related to increased costs as a result of our issuance of the 8.125% Senior Notes in June 2012 in addition to the 4.50% Convertible Notes issued in July 2011. See Note 17—“Notes Payable, Collateralized and Short-Term Borrowings” to our consolidated financial statements.

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

Certain financial information for our segments is presented below. The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items”

category. Corporate revenues include fees from related parties and interest income as well as gains that are not considered part of the Company’s ordinary, ongoing business such as the gain related to the sale of eSpeed. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units; redemption/exchange of partnership units, issuance of restricted shares and a reserve on compensation-related partnership loans; and allocations of net income to founding/working partner units and limited partnership units) as well as unallocated expenses such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level.

Year ended December 31, 2013 (in thousands):

	Financial Services *	Real Estate Services *	Corporate Items *	Total
Total revenues	$1,164,218	$577,191	$756,677	$2,498,086
Total expenses	960,636	531,620	739,909	2,232,165

Income (loss) from operations before income taxes	$203,582	$45,571	$16,768	$265,921

*	For the year ended December 31, 2013, the Financial Services segment revenues include $39.5 million related to the earn-out from the sale of eSpeed. For the year ended December 31, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $10.6 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting. For the year ended December 31, 2013, Corporate Items income (loss) from operations before income taxes includes a $723.1 million gain on divestiture related to the sale of eSpeed and approximately $465 million in compensation expense related to the Global Partnership Restructuring Program.

Year ended December 31, 2012 (in thousands):

	Financial Services	Real Estate Services *	Corporate Items	Total
Total revenues	$1,221,409	$454,616	$90,968	$1,766,993
Total expenses	1,007,111	431,726	272,419	1,711,256

Income (loss) from operations before income taxes	$214,298	$22,890	$(181,451)	$55,737

*	For the year ended December 31, 2012, the Real Estate Services segment income (loss) from operations before income taxes excludes $21.1 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Year ended December 31, 2011 (in thousands):

	Financial Services	Real Estate Services *	Corporate Items	Total
Total revenues	$1,369,906	$47,682	$47,097	$1,464,685
Total expenses	1,081,429	41,937	286,960	1,410,326

Income (loss) from operations before income taxes	$288,477	$5,745	$(239,863)	$54,359

*	For the year ended December 31, 2011, the Real Estate Services segment income (loss) from operations before income taxes excludes $3.8 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Segment Results for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues

•

Revenues for Financial Services decreased approximately $57.2 million, or 4.7%, to $1,164.2 million for the year ended December 31, 2013 from $1,221.4 million for the year ended December 31, 2012. The decrease in revenues for our Financial Services segment was primarily due to a decline in brokerage revenues in rates, credit and equities and other asset classes, partially offset by an increase in FX and the $39.5 million recognized on the earn-out related to the sale of eSpeed.

•

Revenues for Real Estate Services increased approximately $122.6 million, or 27.0%, to $577.2 million for the year ended December 31, 2013 from $454.6 million for the year ended December 31, 2012. The increase in revenues for our Real Estate Services segment was primarily due to the stabilization of the Grubb & Ellis brokers after the transition out of bankruptcy and a more favorable real estate environment as well as growth resulting from our recent acquisitions (Frederick Ross and Smith Mack).

Expenses

•	Total expenses for Financial Services decreased approximately $46.5 million, or 4.6%, to $960.6 million for the year ended December 31, 2013 from $1,007.1 million for the year ended December 31, 2012.

•

Total expenses for Real Estate Services increased approximately $99.9 million, or 23.1%, to $531.6 million for the year ended December 31, 2013 from $431.7 million for the year ended December 31, 2012. The increase in expenses for our Real Estate Services segment was primarily due to our acquisition of substantially all of the assets of Grubb & Ellis in April of 2012 and our other recent acquisitions (Frederick Ross and Smith Mack).

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services decreased approximately $10.7 million, or 5.0%, to $203.6 million for the year ended December 31, 2013 from $214.3 million for the year ended December 31, 2012. The decrease in income (loss) from operations before income taxes for our Financial Services segment was primarily due to lower revenues, as described above, partially offset by lower expenses, as also described above.

•

Income (loss) from operations before income taxes for Real Estate Services increased $22.7 million, or 99.1%, to $45.6 million for the year ended December 31, 2013 from $22.9 million for the year ended December 31, 2012. The increase in income (loss) from operations before income taxes for our Real Estate Services segment was due to increased revenues, as described above, partially offset by an increase in expenses, as also described above.

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

	December 31, 2013 (1)(2)	September 30, 2013 (1)(2)	June 30, 2013 (2)(3)	March 31, 2013 (2)	December 31, 2012 (2)	September 30, 2012 (2)	June 30, 2012 (2)	March 31, 2012
Revenues:
Commissions	$295,415	$283,293	$324,832	$298,704	$293,350	$302,874	$308,438	$271,347
Principal transactions	68,777	67,785	85,349	87,997	76,312	76,417	83,686	99,745
Real estate management services	43,745	40,447	39,823	39,338	41,141	39,672	37,930	3,961
Fees from related parties	7,667	8,071	12,242	13,148	14,016	13,102	13,494	12,547
Market data	1,191	1,178	3,643	4,125	4,182	4,166	3,990	4,964
Software solutions	661	444	2,530	2,566	2,541	2,485	2,487	2,449
Interest income	2,071	1,563	1,651	1,548	1,371	1,397	1,543	2,195
Other revenues	9,369	33,269	1,174	831	465	3,199	622	209
Gain on divestiture and sale of investments	—	—	723,147	—	52,471	—	—	—
Losses on equity investments	(2,291)	(2,705)	(1,224)	(3,288)	(3,672)	(2,995)	(2,652)	(2,456)

Total revenues	426,605	433,345	1,193,167	444,969	482,177	440,317	449,538	394,961
Expenses:
Compensation and employee benefits	269,444	258,642	448,686	278,808	277,077	264,637	269,899	220,939
Allocation of net income and grant of exchangeability to limited partnership units and FPUs	32,125	10,365	363,077	18,022	44,039	24,088	40,039	31,910

Total compensation and employee benefits	301,569	269,007	811,763	296,830	321,116	288,725	309,938	252,849
Occupancy and equipment	39,633	37,908	37,340	39,227	40,018	40,010	39,092	36,229
Fees to related parties	2,292	2,022	2,286	2,843	2,267	2,837	3,169	3,519
Professional and consulting fees	13,304	11,772	11,367	14,941	15,881	18,062	19,515	19,319
Communications	22,475	22,451	22,755	24,341	24,584	22,863	21,402	21,958
Selling and promotion	17,614	19,839	23,239	20,315	20,928	22,153	23,513	19,446
Commissions and floor brokerage	5,287	5,075	6,397	5,771	5,545	5,675	5,833	5,680
Interest expense	9,479	9,164	9,989	9,700	9,991	9,758	7,578	7,558
Other expenses	13,642	13,444	59,780	17,304	13,084	26,622	15,048	9,491

Total expenses	425,295	390,682	984,916	431,272	453,414	436,705	445,088	376,049
Income from operations before income taxes	1,310	42,663	208,251	13,697	28,763	3,612	4,450	18,912
(Benefit) provision for income taxes	(315)	10,675	78,711	3,095	10,329	2,623	70	7,202

Consolidated net income	1,625	31,988	129,540	10,602	18,434	989	4,380	11,710

Less: Net (loss) income attributable to noncontrolling interest in subsidiaries	(2,509)	6,662	95,074	3,604	4,266	1,440	2,422	3,521

Net income (loss) available to common stockholders	$4,134	$25,326	$34,466	$6,998	$14,168	$(451)	$1,958	$8,189

(1)	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
(2)	Information reflects the acquisition of Grubb & Ellis effective April 13, 2012.
(3)	Amounts include gains related to the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.

Note: Certain prior period amounts have been reclassified to conform with the current presentation.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	For the Three Months Ended
	December 31, 2013 (1)(2)	September 30, 2013 (1)(2)	June 30, 2013 (2)	March 31, 2013 (2)	December 31, 2012 (2)	September 30, 2012 (2)	June 30, 2012 (2)	March 31, 2012
Brokerage revenue by product:
Rates	$99,339	$109,110	$138,299	$144,992	$119,791	$131,359	$134,402	$146,884
Real estate	131,311	105,303	103,155	73,249	104,492	96,551	92,682	37,285
Credit	53,651	54,410	67,343	69,142	62,225	67,926	70,084	84,371
Foreign exchange	44,687	47,393	60,692	59,348	47,130	48,910	53,240	58,731
Equities and other asset classes	35,204	34,862	40,692	39,970	36,024	34,545	41,716	43,821

Total brokerage revenues	$364,192	$351,078	$410,181	$386,701	$369,662	$379,291	$392,124	$371,092

Brokerage revenue by product (percentage):
Rates	27.3%	31.1%	33.7%	37.5%	32.4%	34.6%	34.3%	39.6%
Real estate	36.1	30.0	25.1	19.0	28.3	25.5	23.6	10.1
Credit	14.7	15.5	16.4	17.9	16.8	17.9	17.9	22.7
Foreign exchange	12.3	13.5	14.8	15.3	12.7	12.9	13.6	15.8
Equities and other asset classes	9.6	9.9	10.0	10.3	9.8	9.1	10.6	11.8

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic:
Voice/hybrid	$347,889	$334,864	$374,397	$349,854	$339,155	$346,251	$358,395	$335,572
Fully electronic	16,303	16,214	35,784	36,847	30,507	33,040	33,729	35,520

Total brokerage revenues	$364,192	$351,078	$410,181	$386,701	$369,662	$379,291	$392,124	$371,092

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	95.5%	95.4%	91.3%	90.5%	91.7%	91.3%	91.4%	90.4%
Fully electronic	4.5	4.6	8.7	9.5	8.3	8.7	8.6	9.6

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
(2)	Information reflects the acquisition of Grubb & Ellis effective April 13, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term funding (equity and long-term debt) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at December 31, 2013 were $2.1 billion, an increase of 26.9% as compared to December 31, 2012. The increase in total assets was driven primarily by increases in cash, increases in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, and increases in accrued commissions receivable. We maintain a significant portion of our assets in cash, with our cash position (which we define as cash and cash equivalents, marketable securities and unencumbered securities owned held for liquidity purposes) at December 31, 2013 of $795.0 million. See “Cash Position Analysis” below for a further discussion of cash and cash equivalents.

As part of our cash management process, especially in light of the proceeds of the sale of eSpeed, we may enter into tri-party reverse repurchase agreements and other short term investments, some of which may be with Cantor. As of December 31, 2013, we had no reverse repurchase agreements outstanding with Cantor.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2013, we had $250 million invested in the program.

Funding

Our funding base consists of longer-term capital (equity, notes payable and collateralized borrowings), shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances significantly exceed our unsecured letters of credit, unsecured bank borrowings and the amortization of our collateralized long-term debt. We believe that cash in and available to our largest regulated entities, inclusive of fixed asset financing and financing provided by clearing banks, is adequate for potential cash demands of normal operations such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends issued pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

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

On June 28, 2013, upon completion of the sale of eSpeed (see “NASDAQ OMX Transaction” herein), we received cash consideration of $750 million, subject to adjustment for certain pre-paid amounts and accrued costs and expenses, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably in each of the fifteen years following the closing.

Our cash position, which we define as cash and cash equivalents, marketable securities and unencumbered securities owned, was approximately $795.0 million at December 31, 2013 as a result of the additional $750 million in cash we received as part of the sale of eSpeed, less funds used to pay related distributions and taxes as well as cash used with respect to reducing our fully diluted share count by approximately 32 million shares and with respect to the repayment of collateralized borrowings. We expect to continue using the remaining cash proceeds to repay debt, make accretive acquisitions and invest in organic growth in both Real Estate Services and Financial Services, and/or repurchase additional units or common shares. We also anticipate maintaining our regular $0.12 per share quarterly common stock dividend for the foreseeable future.

Notes Payable, Collateralized Borrowings and Credit Facility

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor. We used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes.

The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all of our existing and future senior unsecured obligations. The 8.75% Convertible Notes bear an annual interest rate of 8.75% currently, which is payable semi-annually in arrears on April 15 and October 15 of each year. As of December 31, 2013, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 158.2548 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. The 8.75% Convertible Notes were convertible into approximately 23.7 million shares of Class A common stock as of December 31, 2013. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

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

The 4.50% Convertible Notes are our general senior unsecured obligations. The 4.50% Convertible Notes pay interest semi-annually at a rate of 4.50% per annum and were priced at par. As of December 31, 2013, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination thereof at our election. As of December 31, 2013, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of our Class A common stock. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $147.9 million as of December 31, 2013.

In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which are expected to reduce the potential dilution of our Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.35 as of December 31, 2013, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of our Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $12.94 per share as of December 31, 2013.

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

Collateralized Borrowings

On various dates beginning in 2009 and most recently in December 2012, we entered into secured loan arrangements under which we pledged certain fixed assets in exchange for loans. The secured loan arrangements have fixed rates between 2.62% and 8.09% per annum and are repayable in consecutive monthly installments with the final payments due in December 2016. The outstanding balance of the secured loan arrangements was $1.6 million and $37.6 million as of December 31, 2013 and 2012, respectively. The value of the fixed assets pledged was $1.5 million and $32.1 million as of December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, we prepaid $26.7 million related to the secured loan arrangements. As a result of the prepayment, we incurred $0.3 million of early termination fees and recognized an additional $0.2 million related to the acceleration of deferred financing costs, which were recorded in “Interest expense” in our consolidated statements of operations for the year ended December 31, 2013.

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

During the year ended December 31, 2013, we terminated the leases and prepaid the outstanding balance of $7.2 million. As a result of the prepayment, we incurred $0.1 million of early termination fees and recognized $0.2 million related to the acceleration of deferred financing costs, which were recorded in “Interest expense” in our consolidated statements of operations for the year ended December 31, 2013.

Because the leases were terminated during the year ended December 31, 2013, we had no outstanding balance or fixed assets pledged related to the leases as of December 31, 2013. As of December 31, 2012, the outstanding balance of the leases and the value of the fixed assets pledged were $11.7 million and $8.3 million, respectively.

Because assets reverted back to us at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser was included in our consolidated statements of financial condition as a financing obligation, and payments made under the lease were recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets was charged to “Occupancy and equipment” in our consolidated statements of operations.

Credit Agreement

On June 23, 2011, we entered into a Credit Agreement with a bank syndicate which provided for up to $130.0 million of unsecured revolving credit through October 23, 2013 (for a detailed description of this facility, see Note 17—“Notes Payable, Collateralized and Short-Term Borrowings” to our consolidated financial statements). Borrowings under the Credit Agreement bore interest on a floating rate basis with various terms available from which we could select. The Credit Agreement also provided for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement required that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provided for certain affirmative and negative covenants including financial covenants, such as minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. The Credit Agreement matured on October 23, 2013, with no borrowings outstanding.

We may raise additional funds from time to time through equity or debt financing, including public and private sales of debt securities, to finance our business, operations and possible acquisitions.

CREDIT RATINGS

Our public long-term credit ratings and associated outlook are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
Standard & Poor’s	BBB-	Stable

Credit ratings and associated outlooks are influenced by a number of factors, including but not limited to: operating environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels and the firm’s competitive position in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Any reduction in our credit ratings and/or the associated outlook could adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing. In addition, credit ratings and associated outlooks may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions. In connection with certain agreements, we may be required to provide additional collateral in the event of a credit ratings downgrade.

CASH POSITION ANALYSIS

Below is an analysis of the changes in our cash position for the years ended December 31, 2013 and 2012. Our cash position is defined as cash and cash equivalents plus marketable securities and unencumbered securities held for liquidity purposes. The analysis below describes the key components of our earnings, dividends and distributions, investing and funding, security settlements and our working capital activities.

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

Our investing and funding activities represent a combination of our capital raising activities, including short-term borrowings and issuances under our controlled equity offerings (net), and our investments (e.g., acquisitions, forgivable loans to new brokers and capital expenditures—all net of depreciation and amortization).

Our securities settlement activities primarily represent deposits with clearing organizations. In addition, when advantageous, we may elect to facilitate the settlement of matched principal transactions by funding failed trades, which results in a temporary secured use of cash and is economically beneficial to us.

Other changes in working capital represent changes primarily in receivables and payables and accrued liabilities that impact our cash position.

The changes in our cash position during the year ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
(in millions)	2013	2012
Cash position, beginning of period	$420.4	$385.7
Consolidated net income, adjusted for non-cash items	718.2	183.4
Dividends, distributions and other redemptions	(305.2)	(182.9)
Repurchases	(15.5)	(0.3)

Net cash from earnings, dividends and distributions	397.5	0.2
Net investing and funding activities	(36.2)	1.0
Securities settlements	(1.9)	5.2
Other changes in working capital	16.5	27.8
All other	(1.3)	0.5

Cash position, end of period	$795.0	$420.4

Discussion of year ended December 31, 2013

The increased cash position was primarily due to cash received from the sale of assets to NASDAQ OMX.

For the year ended December 31, 2013, we generated earnings adjusted for non-cash items of $718.2 million, which was primarily due to the $550.8 million post-tax gain on divestiture from the sale of eSpeed. We also paid dividends and distributions to shareholders and limited partners of $305.2 million for the third and fourth quarters of 2012 and the first, second and third quarters of 2013, including distributions in respect of the sale of eSpeed.

Our investing and funding activities used approximately $36.2 million of cash during the period, which was primarily driven by the repayment of collateralized borrowings in the amount of $48.2 million.

Our securities settlement activities used $1.9 million of cash during the period.

Working capital and other sources of cash were approximately $15.2 million.

Discussion of year ended December 31, 2012

For the year ended December 31, 2012, we generated earnings adjusted for non-cash items of $183.4 million and paid dividends and distributions to shareholders and limited partners of $182.9 million for the third and fourth quarters of 2011 and first, second and third quarters of 2012.

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

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of December 31, 2013.

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

The FCA is the main statutory regulator for the United Kingdom financial services industry. The FCA was established in 2013, and superseded the former regulatory agency, the FSA. The FCA’s objectives are to protect customers, maintain the stability of the financial services industry and promote competition between financial services providers. It has broad rule-making, investigative and enforcement powers derived from the Financial Services and Markets Act 2000 and subsequent and derivative legislation and regulations.

The FCA has continued to implement the far-reaching reform rules initiated by the FSA, that are designed to enhance firms’ liquidity risk management practices, based on the lessons learned since the start of the credit crisis in 2007, as well as a regulatory model with a clear internal separation of conduct of business and prudential regulation. Implications of these rules include better liquidity risk management capability (including the use of stress testing and contingency funding plans, less reliance on short-term wholesale funding, and higher amounts and quality of liquid asset securities (government securities), leading to an increased likelihood of surviving a severe liquidity stress event, the overarching principles being self-sufficiency and adequacy of liquid resources. Currently, we have subsidiaries and branches regulated by the FCA (BGC Brokers L.P., and the U.K. branch of Aurel BGC). From time to time, we have been and are subject to periodic examinations, inspections and investigations, including periodic risk assessment and related reviews of our U.K. group, the most recent of which took place in 2012. Throughout 2011 and 2012, and following a periodic risk assessment review by the FSA, BGC European Holdings, L.P., and its regulated subsidiary BGC Brokers L.P., embarked on a major review of its liquidity and capital, and control environment, pursuant to which we assessed the appropriateness of the scope and structure of the businesses in our U.K. group. We increased the liquidity and capital levels of certain of our U.K. group’s regulated businesses, and also reviewed and enhanced our policies and procedures relating to assessing risks and our liquidity and capital requirements. We also produced detailed contingency planning steps to determine the standalone viability of each of the businesses in our U.K. group as well as a theoretical orderly wind-down scenario for these businesses. Currently, at the request of the FCA, the U.K. group is continuing to enhance and embed certain aspects of its financial crime prevention framework, its operational risk framework, and its governance structures. The U.K. group anticipates that the FCA will review this work at some point during 2014, and that review may include a Skilled Person’s report.

As of December 31, 2013, $330.5 million of net assets were held by regulated subsidiaries. As of December 31, 2013, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $155.6 million.

In April 2013, our Board of Directors and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee.

On October 2, 2013, BGC Derivative Markets, a subsidiary of the Company, began operating our SEF. Mandatory Dodd-Frank compliant execution by Swap Dealers and Major Swap Participants is scheduled to commence in February 2014 for a small number of products, and in May of 2014 for others. We have heard from many of our large bank customers that they are currently trading less while they prepare for the new rules to take effect. Although SEF activity has greatly increased in January 2014 compared with December 2013, volumes to date are not indicative of what we expect this business to look like a year from now. We anticipate improved derivatives volumes once the regulatory landscape becomes clearer for our clients. In addition, BGC maintains its ownership stake in ELX, a CFTC approved DCM, which also includes several of the world’s largest banks as equity holders. ELX began Dodd-Frank compliant swap and swap-futures trading in the fourth quarter of 2013, and we expect growing volumes as market participants expand the use of ELX to comply with regulations effective in the first quarter of 2014.

See “Regulation” in Part I, Item 1 of this Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of our Class A common stock outstanding for the years ended December 31, 2013 and 2012 were as follows.

	Years Ended December 31,
	2013	2012
Shares outstanding at beginning of period	123,913,759	97,220,042
Share issuances:
Redemptions and exchanges of limited partnership interests (1)	55,953,246	18,024,094
Vesting of restricted stock units (RSUs)	909,407	1,343,894
Acquisitions (2)	2,799,604	2,119,393
Purchase of notes receivable in connection with our acquisition of Grubb & Ellis	—	453,172
Other issuances of Class A common stock (3)	1,053,842	4,797,177
Treasury stock repurchases	(3,046,857)	(44,013)

Shares outstanding at end of period	181,583,001	123,913,759

(1)	The issuances related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
(2)	For the years ended December 31, 2013 and 2012, respectively, 123,374 and 200,789 of these shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act.

(3)	During the years ended December 31, 2013 and 2012, respectively, we issued and donated an aggregate of 1,000,000 and 2,860,000 shares of Class A common stock to the Relief Fund in connection with our annual Charity Day. These shares have been registered for resale by the Relief Fund pursuant to registration statements filed by us with the SEC.

Class B Common Stock

We did not issue any shares of Class B common stock during the years ended December 31, 2013 or 2012.

Unit Redemptions and Share Repurchase Program

Our Board of Directors and Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries. On July 30, 2013, our Board of Directors reauthorized the Company’s $250 million share repurchase and unit redemption program. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. From time to time, we may actively continue to repurchase shares or redeem units.

The table below represents unit redemption and share repurchase activity for the year ended December 31, 2013 and excludes activity with respect to the Global Partnership Restructuring Program, including the approximately 76 million units which we redeemed or exchanged from partners at the end of the second quarter of 2013 and the grant of approximately 44 million shares of our Class A common stock, of which approximately 41 million were restricted shares (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein).

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions (1)
January 1, 2013—March 31, 2013	5,193,534	$4.16
April 1, 2013—June 30, 2013	2,658,463	5.49
July 1, 2013—September 30, 2013	452,115	5.70
October 1, 2013—December 31, 2013	3,533,928	5.67

Total Redemptions	11,838,040	$4.97
Repurchases (2)
January 1, 2013—March 31, 2013	—	$—
April 1, 2013—June 30, 2013	33,478	5.61
July 1, 2013—September 30, 2013	966,244	5.77
October 1, 2013—December 31, 2013	2,047,135	4.76

Total Repurchases	3,046,857	$5.09

Total Redemptions and Repurchases	14,884,897	$4.99	$212,062,601

(1)	During the year ended December 31, 2013, we redeemed approximately 10.4 million limited partnership units at an average price of $5.03 per unit and approximately 1.4 million founding/working partner units at an average price of $4.48 per unit. During the year ended December 31, 2012, we redeemed approximately 14.9 million limited partnership units at an average price of $5.13 per unit and approximately 1.4 million founding/working partner units at an average price of $6.46 per unit.
(2)

During the year ended December 31, 2013, we repurchased approximately 3.0 million shares of our Class A common stock at an aggregate purchase price of approximately $15.5 million for an average price of $5.09 per share. During the year ended December 31, 2012, we repurchased 44,013 shares of our Class A common stock at an aggregate purchase price of approximately $337 thousand for an average price of $7.66 per share.

The fully diluted weighted-average share count for the three months and the year ended December 31, 2013 was as follows (in thousands):

	Three Months Ended December 31, 2013	Year Ended December 31, 2013
Common stock outstanding (1)	219,720	193,694
Limited partnership interests in BGC Holdings	96,884	70,432
RSUs (Treasury stock method)	1,007	413
Other	469	809

Total (2)	318,080	265,348

(1)	Common stock outstanding consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended December 31, 2013, the weighted-average share count of Class A shares was 184.9 million and Class B shares was 34.8 million. For the year ended December 31, 2013, the weighted-average share count of Class A shares was 158.9 million and Class B shares was 34.8 million.
(2)	For the quarter and year ended December 31, 2013, approximately 45.8 million and 103.3 million, respectively, potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended December 31, 2013 included, on a weighted-average basis, 39.9 million shares underlying Convertible Notes and 5.9 million other securities or other contracts to issue shares of common stock. Anti-dilutive securities for the year ended December 31, 2013 included, on a weighted-average basis, 56.6 million limited partnership interests, 39.8 million shares underlying Convertible Notes and 6.9 million other securities or other contracts to issue shares of common stock. Also, as of December 31, 2013, approximately 4.7 million shares of contingent Class A common stock were excluded because the conditions for issuance had not been met by the end of the period.

At the end of the second quarter of 2013, we commenced a Global Partnership Restructuring Program (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein), as a result of which we reduced our fully diluted share count by approximately 32 million shares. In November 2013, we entered into the Ninth Amendment to the Agreement of Limited Partnership of the Partnership (see “Ninth Amendment to Partnership Agreement” herein), which created new preferred partnership units that may not be made exchangeable into our Class A common stock and are only entitled to a distribution each quarter at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation, and accordingly they will not be included in the fully diluted share count. Going forward, we intend to continue to reduce our overall rate of share count growth by utilizing these new preferred partnership units.

Stock Option Exercises

We did not issue any shares of our Class A common stock related to the exercise of stock options during the years ended December 31, 2013 or 2012.

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

As of January 31, 2014, we have issued and sold an aggregate of approximately 11.4 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the December 2012 Sales Agreement, with approximately 8.6 million shares of Class A common stock remaining to be sold under this agreement as of January 31, 2014. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these registrations along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of January 31, 2014, we have issued an aggregate of 4.6 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of January 31, 2014, we have issued approximately 140.6 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 4, 2013, at our Annual Meeting of Stockholders, our stockholders approved an amendment to our Third Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 150 million to 200 million the aggregate number of shares of our Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. On June 7, 2013, we filed a Registration Statement on Form S-8 with respect to the additional 50 million shares. As of December 31, 2013, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 61.7 million shares.

UNIT REDEMPTIONS AND EXCHANGES—EXECUTIVE OFFICERS

Our executive officers participated in the Global Partnership Restructuring Program as follows (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein): Howard W. Lutnick, our Chief Executive Officer, redemption/exchange of 5,930,035 previously issued limited partnership units, with

2,889,279 shares of Class A common stock and 1,016,375 shares of restricted stock (Mr. Lutnick does not currently intend to sell any of these shares of Class A common stock), of which 851,686 shares were withheld to pay withholding taxes; Shaun D. Lynn, our President, redemption/exchange of 3,017,721 previously issued limited partnership units, with 664,066 shares of Class A common stock and 1,815,711 shares of restricted stock, of which 466,855 shares were withheld to pay withholding taxes; Stephen M. Merkel, our Executive Vice President, General Counsel and Secretary, redemption of 355,131 previously issued limited partnership units, with 228,674 shares of restricted stock, of which 45,782 shares were withheld to pay withholding taxes; Sean A. Windeatt, our Chief Operating Officer, redemption of 437,813 previously issued limited partnership units, with 349,136 shares of restricted stock, of which 64,646 shares were withheld to pay withholding taxes; and A. Graham Sadler, our Chief Financial Officer, redemption of 189,975 previously issued limited partnership units, with 151,496 shares of restricted stock, of which 28,051 shares were withheld to pay withholding taxes. These shares were awarded to the executive officers on July 30, 2013. In connection with the Global Partnership Restructuring Program, Mr. Lutnick elected to exercise certain cumulative rights previously granted to him with respect to an aggregate of 1,802,608 of his non-exchangeable partnership units, which resulted in the receipt of shares of Class A common stock for such units. The number of shares withheld to pay withholding taxes was decreased from previously disclosed amounts by 434,079 shares and 25,995 shares for Messrs. Lutnick and Merkel, respectively, to reflect the application of the correct withholding rate.

In addition, in connection with the foregoing, Messrs. Lynn, Windeatt and Sadler received an aggregate of 283,206 newly-issued BGC Holdings limited partnership units (equivalent to 9.75% of their non-exchangeable units that were redeemed in the above transactions). Upon any sale or other transfer by such executive officers of shares of restricted stock, a proportional number of these units will be redeemed for zero by BGC Holdings. These units are not expected to be made exchangeable into shares of Class A common stock. In connection with the sale of certain shares of restricted stock, an aggregate of 91,703 of such units held by Messrs. Lynn, Windeatt and Sadler were redeemed for zero on February 5, 2014.

SHARE REPURCHASES FROM EXECUTIVE OFFICERS

On April 2, 2013, the Audit Committee and Compensation Committee authorized management to repurchase shares of Class A common stock or partnership units from our executive officers from time to time. On April 2, 2013, we repurchased from Mr. Merkel 33,478 shares of Class A common stock at a price of $5.61 per share, which was the closing price of our Class A common stock on such date, less 2%. On September 20, 2013, we repurchased from Mr. Lynn 533,406 shares of Class A common stock at a price of $5.82 per share, which was the closing price of our Class A common stock on such date.

On January 21, 2014, the Compensation Committee authorized the acceleration of restrictions with respect to an aggregate of 1,254,723 shares of restricted Class A common stock held by our executive officers as follows: Mr. Lutnick, 628,872 shares (Mr. Lutnick does not currently intend to sell any of these shares); Mr. Lynn, 424,347 shares; Mr. Merkel, 14,689 shares; Mr. Windeatt, 146,843 shares; and Mr. Sadler, 39,972 shares. The Compensation Committee authorized the Company to repurchase any or all of such shares from the executive officers at a price of $6.51 per share, which was the closing price of our Class A common stock on January 21, 2014.

On February 5, 2014, certain executive officers elected to sell, and we agreed to purchase, an aggregate of 636,841 shares of Class A common stock from such executive officers at a price of $6.51 per share as follows: Mr. Lynn, 424,347 shares; Mr. Merkel, 14,689 shares; Mr. Windeatt, 157,833 shares (of which 146,843 shares were previously restricted and an additional 10,990 freely tradable shares); and Mr. Sadler, 39,972 shares.

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

As of December 31, 2013, there were 2,669,952 non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

AQUA SECURITIES L.P.

We are authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets, of up to $11.6 million in the aggregate; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. Aqua is 51% owned by Cantor and 49% owned by us. Aqua is accounted for under the equity method of accounting. During the year ended December 31, 2013, we made $1.7 million in cash contributions to Aqua. These contributions are recorded as part of “Investments” in our consolidated statements of financial condition.

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

AGREEMENTS WITH CANTOR COMMERCIAL REAL ESTATE COMPANY, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized us to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with our acquisition and other business strategies in commercial real estate and other businesses from time to time. Such services would be provided at fees not to exceed the fully-allocated cost of such services plus 10% and payment of fees for such services prior to October 31, 2013. In connection with this agreement, we recognized $0.3 million of expense for the year ended December 31, 2013. This expense was recorded as part of “Professional and consulting fees” in our consolidated statements of operations. We did not have any fees in connection with this agreement for the years ended December 31, 2012 or 2011.

We also have a referral agreement in place with CCRE, in which brokers are incentivized to refer business to CCRE through a revenue-share arrangement. In connection with this revenue-share agreement, we recognized revenues of $1.5 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively. We did not have any revenues in connection with this revenue-share agreement for the year ended December 31, 2011. This revenue was recorded as part of “Commissions” in our consolidated statements of operations.

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

In order to facilitate partner compensation and for other corporate purposes, the Ninth Amendment creates new preferred partnership units (“Preferred Units”) that may be awarded to holders of, or contemporaneous with the grant of, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, APSEs, REUs, RPUs, AREUs, and ARPUs.

Each quarter, the net profits of BGC Holdings will be allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”), which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units. The Preferred Units will not be entitled to participate in partnership distributions other than with respect to the Preferred Distribution. The Preferred Units may not be made exchangeable into our Class A common stock and are only entitled to the Preferred Distribution, and accordingly they will not be included in the fully diluted share count.

The Ninth Amendment was approved by the Board of Directors and the Audit Committee of the Board of Directors.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Notional Volume (in billions)
Fully electronic volume—eSpeed	$—	$—	$12,001	$10,582	$8,010
Fully electronic volume excluding eSpeed	2,755	2,167	2,416	2,622	1,701

Total fully electronic volume	2,755	2,167	14,417	13,204	9,711

Total hybrid volume—(1)	34,617	36,837	36,464	38,545	34,714

Total fully electronic and hybrid volume excluding eSpeed	37,372	39,004	38,880	41,167	36,415

Total fully electronic and hybrid volume	$37,372	$39,004	$50,881	$51,749	$44,425

Transaction Count (in thousands, except for days)
Fully electronic volume—eSpeed	—	—	5,095	4,104	3,180
Fully electronic volume excluding eSpeed	1,538	1,151	1,406	1,380	715

Total fully electronic transactions	1,538	1,151	6,501	5,484	3,895

Total hybrid transactions	610	642	717	702	619

Total transactions excluding eSpeed	2,148	1,793	2,123	2,082	1,334

Total transactions	2,148	1,793	7,218	6,186	4,514

Trading days	64	64	64	60	64

(1)	Defined as volume from hybrid transactions conducted by BGC Brokers, exclusive of voice-only transactions.

Notes:	The above volume figures for fully electronic rates are expected to be lower in periods following the sale of eSpeed on June 28, 2013. To provide a more meaningful comparison, the figures above are shown with and without eSpeed volumes. The above historical volume figures have been adjusted to reflect the reclassification of certain brokerage desks. These reclassifications had no impact on our total fully electronic or hybrid volumes or on our revenues related to fully electronic trading, overall revenues or earnings.

ANNUAL MARKET ACTIVITY

Fully electronic volume, including new products, was $32.5 trillion for the year ended December 31, 2013, compared to $48.2 trillion for the year ended December 31, 2012. Our combined voice-assisted and screen-assisted volume for the year ended December 31, 2013 was $179.0 trillion, compared to $190.7 trillion for the year ended December 31, 2012. Excluding eSpeed, fully electronic volume, including new products, was $10.0 trillion for the year ended December 31, 2013, up 25.5% from $7.9 trillion for the year ended December 31, 2012. Our combined voice-assisted and screen-assisted volume, excluding eSpeed, for the year ended December 31, 2013 was $156.4 trillion, up 4.0% from $150.5 trillion for the year ended December 31, 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at December 31, 2013 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$237,569	$47,568	$78,376	$48,237	$63,388
Notes payable and collateralized borrowings (2)	424,109	761	310,848	—	112,500
Interest on notes payable (3)	295,402	29,500	33,223	18,281	214,398
Other contractual obligations (4)	17,594	17,594	—	—	—

Total contractual obligations	$974,674	$95,423	$422,447	$66,518	$390,286

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $12.7 million over the life of the agreement. These sublease payments are included in the table above.
(2)	Notes payable and collateralized borrowings reflects the issuance of $150.0 million of the 8.75% Convertible Notes with a contractual maturity date in 2015 (unless earlier repurchased, exchanged or converted), $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of December 31, 2013 was approximately $147.9 million) with a contractual maturity date in 2016 (unless earlier repurchased, exchanged or converted), $112.5 million of the 8.125% Senior Notes (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of December 31, 2013 was approximately $108.9 million) with a contractual maturity date in 2042 (which may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option) and $1.6 million of secured loan arrangements (the $1.6 million represents the principal amount of the debt; the carrying value of the secured loan arrangements as of December 31, 2013 was approximately $1.6 million). See Note 17—“Notes Payable, Collateralized and Short-Term Borrowings,” to our consolidated financial statements for more information regarding these obligations, including timing of payments and compliance with debt covenants.
(3)	The $214.4 million of interest on notes payable that is due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option, which may impact the actual interest paid.
(4)	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in our consolidated statements of financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into arrangements with unconsolidated entities, including variable interest entities. See Note 14—“Investments” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our investments in unconsolidated entities.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We believe that of our significant accounting policies (see Note 4—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K), the following policies involve a higher degree of judgment and complexity.

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

Restricted Stock Units: We account for equity-based compensation under the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) guidance. Restricted stock units (“RSUs”) provided to certain employees are accounted for as equity awards, and as per FASB guidance, we are required to record an expense for the portion of the RSUs that is ultimately expected to vest. FASB guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because significant assumptions are used in estimating employee turnover and associated forfeiture rates, actual results may differ from our estimates under different assumptions or conditions.

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

Restricted Stock: Restricted stock provided to certain employees is accounted for as an equity award, and as per FASB guidance, we are required to record an expense for the portion of the restricted stock that is ultimately expected to vest. We have granted restricted stock that is not subject to continued employment or service; however, transferability is subject to compliance with our and our affiliates’ customary noncompete obligations. Such shares of restricted stock are generally saleable by partners in five to ten years. Because the restricted stock is not subject to continued employment or service, the grant-date fair value of the restricted stock is expensed on the date of grant. The expense is reflected as non-cash equity-based compensation expense in our consolidated statements of operations

Limited Partnership Units: Limited partnership units in BGC Holdings are generally held by employees. Generally such units receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. As discussed above, our new Preferred Units are not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. As prescribed in FASB guidance, the quarterly allocations of net income to such limited partnership units are reflected as a component of compensation expense under “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in our consolidated statements of operations.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in our consolidated statements of operations. During the years ended December 31, 2013, 2012 and 2011, we incurred compensation expense, before associated income taxes, of $57.0 million, $127.1 million and $108.3 million, respectively, related to the grant of exchangeability on partnership units. This excludes charges related to our Global Partnership Restructuring Program (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein).

At the end of the second quarter of 2013, we commenced a Global Partnership Restructuring Program (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein). As a result of the program, we reduced the number of BGC Holdings limited partnership units outstanding by approximately 76 million units and granted approximately 44 million shares of our Class A common stock, of which approximately 41 million were restricted shares. Taken together, these actions reduced our fully diluted share count by approximately 32 million shares.

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The distributions are treated as compensation expense when made and the proceeds are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates.

As of December 31, 2013 and 2012, the aggregate balance of employee loans, net of reserve, was $142.8 million and $220.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2013, 2012 and 2011 was $195.0 million (including a reserve of $160.5 million recognized related to the Global Partnership Restructuring Program), $35.6 million and $31.8 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our consolidated statements of operations for the year ended December 31, 2013.

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

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated a potential impairment may exist. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identified intangibles. During the fourth quarter of 2013, we identified a decline in Financial Services revenues as a potential goodwill impairment indicator for our Financial Services segment. We performed impairment evaluations for the years ended December 31, 2013, 2012 and 2011 and concluded that there was no impairment of our goodwill or indefinite-lived intangible assets. However, events such as economic weakness, significant declines in operating results of reporting units, or significant changes to critical inputs of the goodwill impairment test (e.g., estimates of cash flows or cost of capital) could cause the estimated fair value of our reporting units to decline, which could result in an impairment of goodwill in the future.

Income Taxes

We account for income taxes using the asset and liability method as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Certain of our entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 3—“Limited Partnership Interests in BGC Holdings” for a discussion of partnership interests), rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in our consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in our consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement on Accounting for Income Taxes, we provide for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from our estimates under different assumptions or conditions. We recognize interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in our consolidated statement of operations.

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

See Note 4—“Summary of Significant Accounting Policies,” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for additional information regarding our significant accounting policies.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 1—“Organization and Basis of Presentation,” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding recently adopted accounting pronouncements.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1—“Organization and Basis of Presentation,” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding new accounting pronouncements.

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

The number of matched principal trades BGC Partners executes has continued to grow as compared to prior years. Receivables from broker-dealers, clearing organizations, customers and related broker-dealers and Payables to broker-dealers, clearing organizations, customers and related broker-dealers on the Company’s consolidated statements of financial condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. BGC Partners’ experience has been that substantially all of these transactions ultimately settle at the contracted amounts.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $45.0 million as of December 31, 2013. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 8—“Marketable Securities” and Note 10—“Derivatives” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities.

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

Interest Rate Risk

BGC Partners had $408.4 million in fixed-rate debt outstanding as of December 31, 2013. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BGC Partners, Inc. and Subsidiaries

Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited the accompanying consolidated statements of financial condition of BGC Partners, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BGC Partners, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BGC Partners, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited BGC Partners, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). BGC Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BGC Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of BGC Partners, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2013 of BGC Partners, Inc. and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2014

PART I—FINANCIAL INFORMATION

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$716,919	$388,409
Cash segregated under regulatory requirements	8,687	3,392
Securities owned	33,119	32,003
Marketable securities	45,002	—
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	349,915	297,688
Accrued commissions receivable, net	265,920	222,299
Loans, forgivable loans and other receivables from employees and partners, net	142,769	220,098
Fixed assets, net	127,615	141,109
Investments	17,703	25,556
Goodwill	163,339	164,874
Other intangible assets, net	18,180	20,320
Receivables from related parties	15,211	21,655
Other assets	174,984	101,536

Total assets	$2,079,363	$1,638,939

Liabilities, Redeemable Partnership Interest, and Equity
Accrued compensation	$187,855	$125,793
Securities sold, not yet purchased	2,031	—
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	303,549	254,289
Payables to related parties	15,382	40,700
Accounts payable, accrued and other liabilities	392,525	260,462
Notes payable and collateralized borrowings	258,356	301,444
Notes payable to related parties	150,000	150,000

Total liabilities	1,309,698	1,132,688
Commitments and contingencies (Note 18)
Redeemable partnership interest	66,918	78,839
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 202,671 and 141,955 shares issued at December 31, 2013 and 2012, respectively; and 181,583 and 123,914 shares outstanding at December 31, 2013 and 2012, respectively	2,027	1,419
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 shares issued and outstanding at December 31, 2013 and 2012, convertible into Class A common stock	348	348
Additional paid-in capital	745,678	575,381
Contingent Class A common stock	12,051	18,868
Treasury stock, at cost: 21,088 and 18,041 shares of Class A common stock at December 31, 2013 and 2012, respectively	(121,753)	(110,090)
Retained deficit	(167,923)	(147,452)
Accumulated other comprehensive loss	(6,060)	(4,182)

Total stockholders’ equity	464,368	334,292

Noncontrolling interest in subsidiaries	238,379	93,120

Total equity	702,747	427,412

Total liabilities, redeemable partnership interest, and equity	$2,079,363	$1,638,939

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Commissions	$1,202,244	$1,176,009	$996,263
Principal transactions	309,908	336,160	375,001
Real estate management services	163,353	122,704	1,222
Fees from related parties	41,128	53,159	62,227
Market data	10,137	17,302	17,772
Software solutions	6,201	9,962	9,190
Interest income	6,833	6,506	5,441
Other revenues	44,643	4,495	4,174
Gain on divestiture and sale of investments	723,147	52,471	—
Losses on equity investments	(9,508)	(11,775)	(6,605)

Total revenues	2,498,086	1,766,993	1,464,685
Expenses:
Compensation and employee benefits	1,255,580	1,032,552	789,534
Allocation of net income and grants of exchangeability to limited partnership units and FPUs	423,589	140,076	126,778

Total compensation and employee benefits	1,679,169	1,172,628	916,312
Occupancy and equipment	154,108	155,349	129,087
Fees to related parties	9,443	11,792	11,635
Professional and consulting fees	51,384	72,777	67,746
Communications	92,022	90,807	86,392
Selling and promotion	81,007	86,040	79,087
Commissions and floor brokerage	22,530	22,733	25,877
Interest expense	38,332	34,885	24,606
Other expenses	104,170	64,245	69,584

Total expenses	2,232,165	1,711,256	1,410,326
Income from operations before income taxes	265,921	55,737	54,359
Provision for income taxes	92,166	20,224	15,999

Consolidated net income	$173,755	$35,513	$38,360

Less: Net income attributable to noncontrolling interest in subsidiaries	102,831	11,649	18,223

Net income available to common stockholders	$70,924	$23,864	$20,137

Per share data:
Basic earnings per share
Net income available to common stockholders	$70,924	$23,864	$20,137

Basic earnings per share	$0.37	$0.16	$0.17

Basic weighted-average shares of common stock outstanding	193,694	144,886	116,132

Fully diluted earnings per share
Net income for fully diluted shares	$96,851	$46,242	$20,137

Fully diluted earnings per share	$0.36	$0.16	$0.17

Fully diluted weighted-average shares of common stock outstanding	265,348	280,809	116,514

Dividends declared per share of common stock	$0.48	$0.63	$0.65

Dividends declared and paid per share of common stock	$0.48	$0.63	$0.65

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Consolidated net income	$173,755	$35,513	$38,360
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,193)	(533)	(3,979)
Unrealized gain on securities available-for-sale	2	—	671

Total other comprehensive loss, net of tax	(2,191)	(533)	(3,308)

Comprehensive income	171,564	34,980	35,052
Less: Comprehensive income attributable to noncontrolling interest in subsidiaries, net of tax	102,518	11,546	17,690

Comprehensive income attributable to common stockholders	$69,046	$23,434	$17,362

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$173,755	$35,513	$38,360
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on divestiture and sale of investments, net of tax	(550,759)	(52,471)	—
Fixed asset depreciation and intangible asset amortization	47,152	50,985	49,281
Employee loan amortization and reserves on employee loans	194,996	35,596	31,785
Equity-based compensation and allocations of net income to limited partnership units and FPUs	433,998	144,447	143,536
Losses on equity investments	9,508	11,775	6,605
Accretion of discount on convertible notes	5,157	4,378	1,808
Recognition of earn-out and related hedges	(39,529)	—	—
Recognition of deferred revenue	—	—	(4,583)
Impairment of fixed assets	6,101	1,255	785
Impairment of marketable securities	—	291	4,047
Deferred tax (benefit) provision	(81,989)	(11,550)	1,963
Sublease provision adjustment	318	(2,596)	4,956
Other	1,508	(65)	96

Consolidated net income, adjusted for non-cash and non-operating items	200,216	217,558	278,639
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(51,710)	(104,241)	282,941
Loans, forgivable loans and other receivables from employees and partners, net	(49,478)	(63,315)	(70,038)
Accrued commissions receivable, net	(49,542)	37,751	(4,928)
Securities owned	(1,213)	(16,187)	(5,695)
Receivables from related parties	(5,362)	(14,726)	(2,447)
Cash segregated under regulatory requirements	(5,295)	(424)	(570)
Other assets	(73,422)	(2,046)	(10,413)
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	48,973	109,596	(293,140)
Payables to related parties	(24,862)	21,000	9,405
Securities sold, not yet purchased	2,031	—	—
Accounts payable, accrued and other liabilities	145,167	23,371	(15,438)
Accrued compensation	30,863	(37,137)	(82,972)

Net cash provided by operating activities	$166,366	$171,200	$85,344
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(22,988)	$(36,759)	$(27,190)
Capitalization of software development costs	(15,000)	(14,032)	(15,940)
Purchase of equity method investments	(1,748)	(17,501)	(1,749)
Proceeds from sale of investment	—	52,471	—
Payments for acquisitions, net of cash acquired	(746)	(31,413)	(46,703)
Proceeds from divestiture, net	575,287	—	—
Purchase of marketable securities	(5,361)	—	—
Sale of marketable securities	—	906	—
Distribution from equity method investments	—	928	—
Purchase of notes receivable	—	(22,000)	—
Purchase of exchange membership	(1,696)	—	—
Capitalization of trademarks, patent defense and registration costs	(995)	(583)	(1,064)

Net cash provided by (used in) investing activities	$526,753	$(67,983)	$(92,646)

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from collateralized borrowings	$—	$30,983	$21,425
Repayments of collateral borrowings	(48,246)	(24,778)	(17,272)
Repayment of Newmark debt	—	—	(13,835)
Issuance of convertible notes, net of debt issuance costs	—	—	155,620
Issuance of senior notes, net of deferred issuance costs	—	108,716	—
Purchase of capped call	—	—	(11,392)
Earnings distributions to noncontrolling interests	(98,345)	(92,330)	(84,332)
Redemption of limited partnership interests	(107,191)	(13,491)	(1,841)
Repurchase of limited partnership units	(6,154)	—	—
Dividends to stockholders	(91,395)	(90,590)	(77,244)
Proceeds from offering of Class A common stock, net	—	12,667	15,632
Repurchase of Class A common stock	(15,528)	(337)	(392)
Proceeds from exercises of stock options	—	—	8,812
Proceeds from short-term borrowings	—	90,000	30,000
Repayments of short-term borrowings	—	(103,600)	(16,400)
Tax impact on delivery of equity awards	4,700	—	3,357
Cancelation of restricted stock units in satisfaction of withholding tax requirements	(1,216)	(2,280)	(3,580)
Other	32	32	63

Net cash (used in) provided by financing activities	(363,343)	(85,008)	8,621
Effect of exchange rate changes on cash and cash equivalents	(1,266)	487	4,290
Net increase in cash and cash equivalents	328,510	18,696	5,609
Cash and cash equivalents at beginning of period	388,409	369,713	364,104

Cash and cash equivalents at end of period	$716,919	$388,409	$369,713

Supplemental cash information:
Cash paid during the period for taxes	$152,105	$20,292	$16,682
Cash paid during the period for interest	33,175	27,187	20,520
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$65,908	$90,199	$79,115
Donations with respect to Charity Day	5,720	13,401	12,076
Issuance of Class A common stock upon purchase of notes receivable	—	3,055	—
Use of notes receivable in business acquisition	—	25,617	—
Issuance of Class A and contingent Class A common stock for acquisitions	1,776	9,026	26,778
Issuance of Class A common stock upon exchange of Cantor units	—	—	8,407
Issuance of Class B common stock upon exchange of Cantor units	—	—	8,407

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2011

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2011	$881	$258	$366,827	$3,171	$(109,627)	$(23,616)	$(977)	$94,939	$331,856
Consolidated net income	—	—	—	—	—	20,137	—	18,223	38,360
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,775)	(533)	(3,308)
Equity-based compensation, 1,937,093 shares	19	—	4,337	—	—	—	—	4,365	8,721
Dividends to common stockholders	—	—	—	—	—	(77,244)	—	—	(77,244)
Earnings distributions to limited partnership interests	—	—	—	—	—	—	—	(69,816)	(69,816)
Grant of exchangeability and redemption of limited partnership interests, issuance of 12,259,184 shares	123	—	79,928	—	—	—	—	31,836	111,887
Issuance of Class A common stock (net of costs), 3,829,176 shares	39	—	14,774	—	—	—	—	11,952	26,765
Issuance of Class A common stock upon exchange of Cantor units, 9,000,000 shares	90	—	8,317	—	—	—	—	(8,407)	—
Issuance of Class B common stock upon exchange of Cantor units, 9,000,000 shares	—	90	8,317	—	—	—	—	(8,407)	—
Redemption of founding/working partner units, 236,741 units	—	—	(395)	—	—	—	—	(531)	(926)
Repurchase of Class A common stock, 60,929 shares	—	—	—	—	(243)	—	—	(149)	(392)
Capital contribution by founding/working partners with respect to Charity Day	—	—	5,130	—	—	—	—	3,046	8,176
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(6,121)	(6,121)
Purchase of capped call, net of tax	—	—	(6,219)	—	—	—	—	(3,692)	(9,911)
Equity component of convertible notes, net of tax	—	—	10,073	—	—	—	—	5,980	16,053
Acquisition of CantorCO2e, L.P.	—	—	(1,255)	—	—	—	—	(745)	(2,000)
Issuance of contingent Class A common stock for acquisitions, 4,716,848 shares	—	—	236	16,962	—	—	—	9,580	26,778
Purchases of Newmark noncontrolling interest	—	—	—	—	—	—	—	14,384	14,384
Other	—	—	(701)	—	—	(3)	—	2,140	1,436

Balance, December 31, 2011	$1,152	$348	$489,369	$20,133	$(109,870)	$(80,726)	$(3,752)	$98,044	$414,698

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Year Ended December 31, 2012

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2012	$1,152	$348	$489,369	$20,133	$(109,870)	$(80,726)	$(3,752)	$98,044	$414,698
Consolidated net income	—	—	—	—	—	23,864	—	11,649	35,513
Other comprehensive loss, net of tax	—	—	—	—	—	—	(430)	(103)	(533)
Equity-based compensation, 1,343,894 shares	13	—	2,798	—	—	—	—	2,595	5,406
Dividends to common stockholders	—	—	—	—	—	(90,590)	—	—	(90,590)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(89,963)	(89,963)
Grant of exchangeability and redemption of limited partnership interests, issuance of 18,024,094 shares	180	—	65,593	—	—	—	—	65,836	131,609
Issuance of Class A common stock (net of costs), 4,797,177 shares	48	—	17,123	—	—	—	—	8,897	26,068
Issuance of Class A common stock upon purchase of notes receivable, 453,172 shares	5	—	1,991	—	—	—	—	1,059	3,055
Redemption of founding/working partner units, 1,928,069 units	—	—	(6,903)	—	—	—	—	(3,705)	(10,608)
Repurchase of Class A common stock, 44,013 shares	—	—	—	—	(220)	—	—	(117)	(337)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units, 920,729 units	—	—	—	—	—	—	—	2,732	2,732
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(1,378)	(1,378)
Issuance of contingent and Class A common stock for acquisitions, 2,119,393 shares	21	—	7,477	(1,651)	—	—	—	3,179	9,026
Purchases of Newmark noncontrolling interest	—	—	(2,112)	386	—	—	—	(5,517)	(7,243)
Other	—	—	45	—	—	—	—	(88)	(43)

Balance, December 31, 2012	$1,419	$348	$575,381	$18,868	$(110,090)	$(147,452)	$(4,182)	$93,120	$427,412

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Year Ended December 31, 2013

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2013	$1,419	$348	$575,381	$18,868	$(110,090)	$(147,452)	$(4,182)	$93,120	$427,412
Consolidated net income	—	—	—	—	—	70,924	—	102,831	173,755
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,878)	(313)	(2,191)
Equity-based compensation, 909,407 shares	9	—	2,809	—	—	—	—	1,800	4,618
Dividends to common stockholders	—	—	—	—	—	(91,395)	—	—	(91,395)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(89,482)	(89,482)
Grant of exchangeability and redemption of limited partnership interests, issuance of 55,953,246 shares	560	—	151,551	—	—	—	—	141,821	293,932
Issuance of Class A common stock (net of costs), 1,053,842 shares	11	—	4,133	—	—	—	—	1,865	6,009
Redemption of founding/working partner units, 1,373,065 units	—	—	—	—	—	—	—	(2,050)	(2,050)
Repurchase of Class A common stock, 3,046,857 shares	—	—	—	—	(11,663)	—	—	(3,865)	(15,528)
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(938)	(938)
Issuance of contingent and Class A common stock for acquisitions, 2,799,604 shares	27	—	9,493	(6,817)	—	—	—	(927)	1,776
Purchases of Newmark noncontrolling interest	—	—	(2,540)	—	—	—	—	(6,827)	(9,367)
Other	1	—	4,851	—	—	—	—	1,344	6,196

Balance, December 31, 2013	$2,027	$348	$745,678	$12,051	$(121,753)	$(167,923)	$(6,060)	$238,379	$702,747

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company servicing the financial and real estate markets through its two segments, Financial Services and Real Estate Services. The Company’s Financial Services segment specializes in the brokerage of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures and structured products. It also provides a full range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through its BGC Trader™ and BGC Market Data brands, BGC Partners offers financial technology solutions, market data, and analytics related to select financial instruments and markets.

In the fourth quarter of 2011, BGC Partners acquired Newmark & Company Real Estate, Inc., the real estate advisory firm which operates as Newmark Knight Frank (“Newmark”) in the United States (“U.S.”) and which is associated with London-based Knight Frank. In the second quarter of 2012, BGC Partners completed the acquisition of substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries, which the Company refers to as “Grubb & Ellis.” The Company has completed the integration of the Grubb & Ellis assets with Newmark Knight Frank to form the resulting brand, Newmark Grubb Knight Frank (“NGKF”). NGKF is a full-service commercial real estate platform that comprises the Company’s Real Estate Services segment, offering commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and financial services, consulting, project and development management, and property and facilities management.

In connection with the Company’s acquisition of substantially all of the assets of Grubb & Ellis, the Company changed its reportable segments beginning with the second quarter of 2012, to consist of two reportable segments, Financial Services and Real Estate Services. Prior to the second quarter of 2012, BGC Partners had only one reportable segment.

The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. BGC Partners has offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

NASDAQ OMX Transaction

On June 28, 2013, the Company sold (the “NASDAQ OMX Transaction”) its on-the-run, electronic benchmark U.S. Treasury platform (the “Purchased Assets” or “eSpeed”) to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). The total consideration consisted of $750 million in cash, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably over 15 years, provided that NASDAQ OMX, as a whole, produces at least $25 million in consolidated gross revenues each year. The Purchased Assets were part of a larger cash flow-generating product group that includes other fully electronic trading, market data, and software businesses, including electronic brokerage of off-the-run U.S. Treasuries, as well as Treasury Bills, Treasury Swaps, Treasury Repos, Treasury Spreads, and Treasury Rolls. The gain is included in “Gain on divestiture and sale of investments” in the Company’s consolidated statements of operations. The earn-out was excluded from the initial gain on the divestiture and will be recognized in income when it is realized and earned, consistent with the accounting guidance for gain contingencies. During the year ended December 31, 2013, the Company recognized revenues of $39.5 million related to this earn-out and related hedging transactions, which is included in “Other revenues” in the Company’s consolidated statements of operations. Unrealized and realized gains or losses from changes in the fair value of the NASDAQ OMX shares are included as part of “Other revenues” in the Company’s consolidated statements of operations. The $39.5 million in NASDAQ OMX shares held by the Company as of December 31, 2013 related to this earn-out is included in “Marketable securities” in the Company’s consolidated statements of financial condition.

The Company has entered into hedging transactions using derivative contracts to minimize the effect of price changes of the NASDAQ OMX shares (see Note 11—“Derivatives”). The Company does not designate such derivative contracts as hedges for accounting purposes. The change in fair value of these derivative contracts is included as part of “Other revenues” in the Company’s consolidated statements of operations, with the related fair value of the derivative contracts reflected as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition.

Share Count Reduction and Modifications/Extensions of Employment Agreements

At the end of the second quarter of 2013, the Company redeemed or exchanged approximately 76 million units from the partners of BGC (the “Global Partnership Restructuring Program”). The Company granted approximately 44 million shares of the Company’s Class A common stock, of which approximately 41 million were restricted shares. A portion of the units redeemed were used to pay the withholding taxes owed on behalf of these partners. The restricted shares are generally saleable by partners in five to ten years. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the year ended December 31, 2013, the Company released the restrictions with respect to approximately 5.9 million of such shares.

Taken together, these actions resulted in the Company reducing its fully diluted share count by approximately 32 million shares. As a result of the above transactions, the Company incurred non-cash, non-dilutive compensation charges of approximately $465 million comprised of approximately $304 million related to the redemption/exchange of partnership units, and the issuance of restricted shares, and approximately $161 million related to reserves on compensation-related partnership loans ( see Note 13—“Related Party Transactions”). These charges, along with the $723.1 million gain related to the sale of eSpeed, were recognized in the Company’s consolidated statements of operations for the year ended December 31, 2013.

Basis of Presentation

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

The consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated statements of financial condition, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of cash flows and the consolidated statements of changes in equity of the Company for the periods presented.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance expanded the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy. It also clarified and expanded upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in stockholders’ equity. This FASB guidance was effective for interim and annual periods beginning after December 15, 2011. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued guidance on Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to evaluate the potential effect of netting arrangements on an entity’s financial position, including the potential effect of rights of set-off. This FASB guidance was effective for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements, as this guidance only requires additional disclosures concerning offsetting and related arrangements.

2.	Divestiture

On June 28, 2013, the Company sold its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX. Upon the sale of eSpeed, NASDAQ OMX paid the Company $750 million in cash consideration, adjusted for certain pre-paid amounts and accrued costs and expenses. An earn-out of up to 14,883,705 shares of NASDAQ OMX common stock will be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ OMX is equal to or greater than $25 million (see Note 1—“Organization and Basis of Presentation” for more information about the earn-out). The Purchased Assets were included in the Company’s Financial Services segment.

In connection with the sale of eSpeed, the Company paid fees of approximately $7.4 million to CF&Co. These expenses are included as a reduction of “Gain on divestiture and sale of investments” in the Company’s consolidated statements of operations.

In connection with the transaction, the Company entered into a transition services agreement, under which the Company will provide certain services to NASDAQ OMX over a period ranging from 12 to 18 months. The Company attributed approximately $2.9 million of the proceeds from the sale to the transition services agreement, which will be recognized as revenue over a period of 12 months. The applicable tax expense on the gain on divestiture was approximately $172.4 million. For the year ended December 31, 2013, the Company recognized approximately $1.5 million of revenue with respect to this transition services agreement, which is included in “Other revenues” in the Company’s consolidated statements of operations.

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

3.	Limited Partnership Interests in BGC Holdings

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

Founding/Working Partner Units

Founding/working partners have a limited partnership interest in BGC Holdings. The Company accounts for founding/working partner units (“FPUs”) outside of permanent capital, as “Redeemable partnership interest,” in the Company’s consolidated statements of financial condition. This classification is applicable to founding/working partner units because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer.

Founding/working partner units are held by limited partners who are employees and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a component of compensation expense under “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

Limited Partnership Units

Certain employees hold limited partnership interests in BGC Holdings (e.g., REUs, RPUs, PSUs, PSIs and LPUs, collectively the “limited partnership units”). Generally, such units receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

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

The Company has also awarded preferred partnership units (“Preferred Units”). Each quarter, the net profits of BGC Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”). These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into the Company’s Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in the Company’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Allocation of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries.

Cantor Units

Cantor units are reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition. Cantor receives allocations of net income, which are cash distributed on a quarterly basis and are reflected as a component of “Net income attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment); additional limited partnership interests may become exchangeable for Class A common stock on a one-for-one basis (subject to adjustment). Any exchange of limited partnership interests into Class A common shares would not impact the fully diluted number of shares and units outstanding. Because these limited partnership interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company. Each quarter, net income is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which the Company has a net loss, the loss allocation for FPUs, limited partnership units and Cantor units is allocated to Cantor and reflected as a component of “Net income attributable to noncontrolling interest in subsidiaries.” In subsequent quarters in which the Company has net income, the initial allocation of income to the limited partnership interests is to “Net income attributable to noncontrolling interests,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income allocated to common stockholders.

4.	Summary of Significant Accounting Policies

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

Fees from Related Parties: Fees from related parties consist of charges for back-office services provided to Cantor and its affiliates, including occupancy of office space, utilization of fixed assets, accounting, operations, human resources and legal services and information technology, as well as fees for providing maintenance services to support the trading platform of ELX Futures, L.P. (“ELX”). Revenues are recognized as earned on an accrual basis. As part of the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”), the Company sold the technology services agreement with ELX to NASDAQ OMX.

Market Data: Market data revenues primarily consist of subscription fees and fees from customized one-time sales provided to customers either directly or through third-party vendors. Market data revenues are recognized ratably over the contract term, except for revenues derived from customized one-time sales, which are recognized as services are rendered.

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

Other Revenues: Other revenues are earned from various sources including earn-outs and underwriting fees. For the year ended December 31, 2013, “Other revenues” included $39.5 million recognized on the earn-out and related hedging activities related to the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”).

Gain on Divestiture and Sale of Investments: On June 28, 2013, the Company sold its on-the-run, electronic benchmark U.S. Treasury platform NASDAQ OMX (see Note 1—“Organization and Basis of Presentation”). The total consideration consisted of $750 million in cash, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably over 15 years, provided that NASDAQ OMX, as a whole, produces at least $25 million in gross revenues each year. The $723.1 million gain was included in “Gain on divestiture and sale of investments” in the Company’s consolidated statements of operations for the year ended December 31, 2013. For the year ended December 31, 2012, “Gain on divestiture and sale of investments” included a $52.5 million one-time gain from the Company’s sale of its investment in the London Metals Exchange (“LME”) in December 2012. The shares in LME had been granted to the Company as a result of the Company’s membership in the exchange, and as no consideration had been paid for the shares, the LME shares had no carrying value.

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of 90 days or less at the date of acquisition that are not segregated under regulatory requirements, other than those used for trading purposes, to be cash equivalents. Cash and cash equivalents include money market funds, deposits with banks, certificates of deposit, commercial paper, and treasury securities.

Cash Segregated Under Regulatory Requirements: Cash segregated under regulatory requirements represents funds received in connection with customer activities that the Company is obligated to segregate or set aside to comply with regulations mandated by authorities such as the SEC and the Financial Industry Regulatory Authority in the U.S. (“FINRA”) and the Financial Conduct Authority (“FCA”) in the United Kingdom (“U.K.”) that have been promulgated to protect customer assets.

Securities Owned and Securities Sold, Not Yet Purchased: Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Securities owned and securities sold, not yet purchased are classified as trading and marked to market daily based on current listed market prices (or, when applicable, broker quotes), with the resulting gains and losses included in operating income in the current period. Unrealized and realized gains and losses from securities owned and securities sold, not yet purchased are included as part of “Principal transactions” in the Company’s consolidated statements of operations.

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

See Note 12—“Fair Value of Financial Assets and Liabilities,” for more information on the fair value of financial assets and liabilities.

Marketable Securities: Marketable securities are comprised of securities held for investment purposes and are accounted for in accordance with FASB guidance, Accounting for Certain Investments in Debt and Equity Securities. Certain of the Company’s investment securities are classified as available-for-sale and accordingly reported at fair value. Unrealized gains and losses on marketable securities classified as available-for-sale are included as part of “Accumulated other comprehensive loss” in the Company’s consolidated statements of financial condition. When the fair value of an available-for-sale security is lower than its cost, the Company evaluates the security to determine whether the impairment is considered “other-than-temporary.” If the impairment is considered other-than-temporary, the Company records an impairment charge in the Company’s consolidated statements of operations.

Marketable securities also include $39.5 million of NASDAQ OMX common stock received in connection with the earn-out from the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”). These shares of NASDAQ OMX common stock are classified as trading securities and accordingly measured at fair value, with any changes in fair value recognized currently in earnings.

Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers: Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent principal transactions for which the stated settlement dates have not yet been reached and principal transactions which have not settled as of their stated settlement dates, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges. Also included are amounts related to open derivative contracts, which are generally executed on behalf of the Company’s customers. A portion of the unsettled principal transactions and open derivative contracts that constitute receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers are with related parties (see Note 13—“Related Party Transactions,” for more information regarding these receivables and payables).

Accrued Commissions Receivable, Net: The Company has accrued commissions receivable from securities, commodities and real estate brokerage transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $15.4 million and $13.5 million as of December 31, 2013 and 2012, respectively. The allowance is based on management’s estimate and is reviewed periodically based on the facts and circumstances of each outstanding receivable.

Loans, Forgivable Loans, and Other Receivables from Employees and Partners, Net: The Company has entered into various agreements with certain of its employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership interests or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. The Company reviews the loan balances each reporting period for collectability. If the Company determines that the collectability of a portion of the loan balances is not expected, the Company recognizes a reserve against the loan balances.

Fixed Assets, Net: Fixed assets are carried at cost net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Internal and external direct costs of developing applications and obtaining software for internal use are capitalized and amortized over three years on a straight-line basis. Computer equipment is depreciated over three to five years. Leasehold improvements are depreciated over the shorter of their estimated economic useful lives or the remaining lease term. Routine repairs and maintenance are expensed as incurred. When fixed assets are retired or otherwise disposed of, the related gain or loss is included in operating income. The Company has asset retirement obligations related to certain of its leasehold improvements, which it accounts for using the FASB guidance, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized.

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

When reviewing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performed impairment evaluations for the years ended December 31, 2013, 2012 and 2011 and concluded that there was no impairment of its goodwill or indefinite-lived intangible assets.

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

Restricted Stock: Restricted stock provided to certain employees by the Company is accounted for as an equity award, and as per FASB guidance, the Company is required to record an expense for the portion of the restricted stock that is ultimately expected to vest. The Company has granted restricted stock that is fully vested and not subject to continued employment or service with the Company or any affiliate or subsidiary of the

Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. Such shares of restricted stock are generally saleable by partners in five to ten years. Because the restricted stock is not subject to continued employment or service, the grant-date fair value of the restricted stock is expensed on the date of grant. The expense is reflected as non-cash equity-based compensation expense in the Company’s consolidated statements of operations.

Limited Partnership Units: Limited partnership units in BGC Holdings generally are held by employees and receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Allocation of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, the Company recognizes an expense based on the fair value of the award on that date, which is included in “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

The Company has also awarded Preferred Units. Each quarter, the net profits of BGC Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”), which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into the Company’s Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in the Company’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

Redeemable Partnership Interest: Redeemable partnership interest represents limited partnership interests in BGC Holdings held by founding/working partners. See Note 3—“Limited Partnership Interests in BGC Holdings,” for additional information related to the founding/working partner units.

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

Noncontrolling Interest in Subsidiaries: Noncontrolling interest in subsidiaries represents equity interests in consolidated subsidiaries that are not attributable to the Company, including Cantor’s limited partnership interest in BGC Holdings as well as the noncontrolling interest holders’ proportionate share of the profit or loss associated with joint ownership of the Company’s administrative services company in the U.K. (Tower Bridge), Epsilon Networks, LLC and the Company’s Real Estate affiliate entities.

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

Derivative Financial Instruments: Derivative contracts are instruments, such as futures, forwards, options or swaps contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivative instruments may be listed and traded on an exchange, or they may be privately negotiated contracts, which are often referred to as OTC derivatives. Derivatives may involve future commitments to purchase or sell financial instruments or commodities, or to exchange currency or interest payment streams. The amounts exchanged are based on the specific terms of the contract with reference to specified rates, securities, commodities, currencies or indices.

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

5.	Acquisitions

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

During the year ended December 31, 2012, the Company purchased a majority interest in an affiliated company of Newmark for total consideration transferred of approximately $2.1 million. As a result of such transaction, the Company recognized goodwill of approximately $1.5 million, which was allocated to the Company’s Real Estate Services segment. During the years ended December 31, 2013 and 2012, the Company purchased additional noncontrolling interests related to Newmark for approximately $10.1 million and $8.3 million, respectively.

Grubb & Ellis

On April 13, 2012, the Company completed the acquisition of substantially all of the assets of Grubb & Ellis. The total consideration transferred for Grubb & Ellis was $47.1 million. The consideration transferred included the extinguishment of approximately $30.0 million (principal amount) pre-bankruptcy senior secured debt, which the Company purchased at a discount, and which had a fair value of approximately $25.6 million as of the acquisition date. The consideration transferred also included approximately $5.5 million under debtor-in-possession term loans and $16.0 million in cash to the bankruptcy estate for the benefit of Grubb & Ellis’ unsecured creditors. The excess of the consideration transferred over the fair value of the net assets acquired has been recorded as goodwill of $5.0 million and allocated to the Company’s Real Estate Services segment. During the year ended December 31, 2013 the Company has completed its final allocation of the consideration transferred to the assets acquired and liabilities assumed as of the acquisition date.

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

Other Acquisitions

During the year ended December 31, 2012, the Company completed other acquisitions for a total consideration of $24.2 million, of which $19.7 million was attributed to goodwill. Of the $19.7 million attributed to goodwill, approximately $15.4 million was allocated to the Company’s Real Estate Services segment and approximately $4.3 million was allocated to the Company’s Financial Services segment. See Note 16—“Goodwill and Other Intangible Assets, Net” for further information with regard to the Company’s goodwill by reportable segment. The Company has finalized its allocation of the consideration transferred to the assets acquired and liabilities assumed.

In February 2013, the Company acquired certain assets of Sterling International Brokers, a money brokerage company, for nominal consideration. The Company has finalized its allocation of the consideration transferred to the assets acquired and liabilities assumed.

In June 2013, the Company acquired a controlling interest in an entity that had previously been accounted for using the equity method. This transaction resulted in the consolidation of the entity in the Company’s consolidated financial statements subsequent to the Company’s acquisition of a controlling interest. In connection with this transaction, the Company recognized goodwill of approximately $1.3 million, which was allocated to the Company’s Financial Services segment. The Company expects to finalize its analysis within the first year after the acquisition, and therefore adjustments to the preliminary allocation may occur.

The results of operations of Newmark, Grubb & Ellis and the Company’s other acquisitions have been included in the Company’s consolidated financial statements subsequent to their respective dates of acquisition.

6.	Earnings Per Share

FASB guidance on Earnings Per Share (“EPS”) establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income is allocated to the Company’s outstanding common stock, the founding/working partner units, limited partnership units and Cantor units (see Note 3—“Limited Partnership Interests in BGC Holdings”).

The Company’s earnings for the years ended December 31, 2013, 2012 and 2011 were allocated as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income available to common stockholders	$70,924	$23,864	$20,137
Allocation of net income to limited partnership interests in BGC Holdings	$164,221	$21,188	$33,067

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Basic earnings per share:
Net income available to common stockholders	$70,924	$23,864	$20,137

Basic weighted-average shares of common stock outstanding	193,694	144,886	116,132

Basic earnings per share	$0.37	$0.16	$0.17

Fully diluted EPS is calculated utilizing net income available for common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on the Convertible Notes, if applicable (see Note 17—“Notes Payable, Collateralized and Short-Term Borrowings”), and expense related to dividend equivalents for certain RSUs, if applicable, as the numerator. The denominator is comprised of the Company’s weighted-average outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of common stock, including Convertible Notes, stock options, RSUs and warrants. Except for the Preferred Units, the limited partnership interests generally are potentially exchangeable into shares of Class A common stock and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Fully diluted earnings per share:
Net income available to common stockholders	$70,924	$23,864	$20,137
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	25,912	22,161	—
Interest expense on convertible notes, net of tax	—	—	—
Dividend equivalent expense on RSUs, net of tax	15	217	—

Net income for fully diluted shares	$96,851	$46,242	$20,137

Weighted-average shares:
Common stock outstanding	193,694	144,886	116,132
Limited partnership interests in BGC Holdings	70,432	134,935	—
Convertible notes	—	—	—
RSUs (Treasury stock method)	413	581	—
Other	809	407	382

Fully diluted weighted-average shares of common stock outstanding	265,348	280,809	116,514

Fully diluted earnings per share	$0.36	$0.16	$0.17

For the years ended December 31, 2013, 2012 and 2011, respectively, approximately 103.3 million, 49.0 million and 165.3 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2013 included, on a weighted-average basis, 56.6 million limited partnership interests, 39.8 million shares underlying Convertible Notes and 6.9 million other securities or other contracts to issue shares of common stock.

Additionally, as of December 31, 2013, 2012 and 2011, respectively, approximately 4.7 million, 5.1 million and 4.4 million shares of contingent Class A common stock were excluded from the computation of fully diluted EPS because the conditions for issuance had not been met by the end of the respective periods.

7.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
Shares outstanding at beginning of period	123,913,759	97,220,042
Share issuances:
Redemptions and exchanges of limited partnership interests (1)	55,953,246	18,024,094
Vesting of restricted stock units (RSUs)	909,407	1,343,894
Acquisitions (2)	2,799,604	2,119,393
Purchase of notes receivable in connection with the Company’s acquisition of Grubb & Ellis	—	453,172
Other issuances of Class A common stock (3)	1,053,842	4,797,177
Treasury stock repurchases	(3,046,857)	(44,013)

Shares outstanding at end of period	181,583,001	123,913,759

(1)	The issuances related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.

(2)	For the years ended December 31, 2013 and 2012, respectively, 123,374 and 200,789 of these shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act.
(3)	During the years ended December 31, 2013 and 2012, respectively, the Company issued and donated an aggregate of 1,000,000 and 2,860,000 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the years ended December 31, 2013 and 2012.

Controlled Equity Offering

On December 12, 2012, the Company entered into a controlled equity offering sales agreement (the “December 2012 Sales Agreement”) with Cantor Fitzgerald & Co. (“CF&Co”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its controlled equity offering sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under the December 2012 Sales Agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of December 31, 2013, the Company has sold 10,640,638 shares of Class A common stock under the December 2012 Sales Agreement.

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. On July 30, 2013, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $250 million. As of December 31, 2013, the Company had approximately $212 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares or redeem units.

The table below represents unit redemption and share repurchase activity for the year ended December 31, 2013 and excludes activity with respect to the Global Partnership Restructuring Program, including the approximately 76 million units which the Company redeemed or exchanged from partners at the end of the second quarter of 2013 and the grant of approximately 44 million shares of the Company’s Class A common stock, of which approximately 41 million were restricted shares (see Note 1—“Organization and Basis of Presentation”).

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions (1)
January 1, 2013—March 31, 2013	5,193,534	$4.16
April 1, 2013—June 30, 2013	2,658,463	5.49
July 1, 2013— September 30, 2013	452,115	5.70
October 1, 2013—December 31, 2013	3,533,928	5.67

Total Redemptions	11,838,040	$4.97
Repurchases (2)
January 1, 2013—March 31, 2013	—	$—
April 1, 2013—June 30, 2013	33,478	5.61
July 1, 2013—September 30, 2013	966,244	5.77
October 1, 2013—December 31, 2013	2,047,135	4.76

Total Repurchases	3,046,857	$5.09

Total Redemptions and Repurchases	14,884,897	$4.99	$212,062,601

(1)	During the year ended December 31, 2013, the Company redeemed approximately 10.4 million limited partnership units at an average price of $5.03 per unit and approximately 1.4 million FPUs at an average price of $4.48 per unit. During the year ended December 31, 2012, the Company redeemed approximately 14.9 million limited partnership units at an average price of $5.13 per unit and approximately 1.4 million FPUs at an average price of $6.46 per unit.
(2)	During the year ended December 31, 2013, the Company repurchased approximately 3.0 million shares of its Class A common stock at an aggregate purchase price of approximately $15.5 million for an average price of $5.09 per share. During the year ended December 31, 2012, the Company repurchased 44,013 shares of its Class A common stock at an aggregate purchase price of approximately $337 thousand for an average price of $7.66 per share.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$78,839	$86,269
Consolidated net income allocated to FPUs	7,839	3,547
Earnings distributions	(8,863)	(2,367)
Re-allocation of equity due to additional investment by founding/working partners	938	1,378
FPUs exchanged	(6,496)	(4,426)
FPUs redeemed	(4,104)	(2,883)
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs	—	(2,732)
Other	(1,235)	53

Balance at end of period	$66,918	$78,839

8.	Securities Owned and Securities Sold, Not Yet Purchased

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $33.1 million and $32.0 million as of December 31, 2013 and 2012, respectively.

Securities owned consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Government debt	$32,027	$32,003
Equities	1,092	—

Total	$33,119	$32,003

As of December 31, 2013, the Company had not pledged any of the securities owned to satisfy deposit requirements at exchanges or clearing organizations.

Total securities sold, not yet purchased was $2.0 million as of December 31, 2013. There were no securities sold, not yet purchased as of December 31, 2012.

Securities sold, not yet purchased consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Equities	$2,031	$—

Total	$2,031	$—

9.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $45 million as of December 31, 2013, of which $5.5 million relates to securities classified as available-for-sale and accordingly recorded at fair value. Unrealized gains or losses on marketable securities classified as available-for-sale are included as part of “Accumulated other comprehensive loss” in the Company’s consolidated statements of financial condition.

Marketable securities also include $39.5 million of NASDAQ OMX common stock received in connection with the earn-out from the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”). These shares of NASDAQ OMX common stock are classified as trading securities and accordingly measured at fair value, with any changes in fair value recognized currently in earnings. The Company has entered into hedging transactions using derivative contracts to minimize the effect of price changes of the Company’s NASDAQ OMX shares (see Note 11—“Derivatives”).

The Company had no marketable securities as of December 31, 2012.

10.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company has entered to minimize the effect of price changes of the Company’s NASDAQ OMX shares (see Note 11—“Derivatives”). The receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$258,569	$186,799
Customer receivables	28,860	51,991
Cash and cash equivalents held at clearing organizations	46,684	45,563
Other receivables from broker-dealers and customers	12,204	11,587
Net pending trades	1,964	966
Open derivative contracts	1,634	782

Total	$349,915	$297,688

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$203,206	$209,321
Customer payables	22,889	19,716
Payables to clearing organizations	62,976	1,632
Other payables to broker-dealers and customers	12,627	23,282
Open derivative contracts	1,851	338

Total	$303,549	$254,289

A portion of these receivables and payables are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of December 31, 2013 have subsequently settled at the contracted amounts.

11.	Derivatives

In the normal course of operations, the Company enters into derivative contracts. These derivative contracts primarily consist of interest rate swaps, foreign exchange swaps and equity options. The Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies.

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$445	$—	$782	$—
Foreign exchange swaps	501	926	—	338
Equity options	688	925	—	—

Total	$1,634	$1,851	$782	$338

The notional amounts of the interest rate swap transactions at December 31, 2013 and 2012 were $87.8 million and $361.8 million, respectively. These represent matched customer transactions settled through and guaranteed by a central clearing organization.

All of the Company’s foreign exchange swaps are with Cantor. The notional amounts of the foreign exchange swap transactions at December 31, 2013 and 2012 were $197.4 million and $233.5 million, respectively. See Note 13—“Related Party Transactions,” for additional information related to these transactions.

The notional amount of the equity option transactions at December 31, 2013 was $59.7 million. These represent hedging transactions to minimize the effect of price changes of the NASDAQ OMX shares. The Company had no equity option transactions at December 31, 2012.

The replacement cost of contracts in a gain position at December 31, 2013 was $1.6 million.

The change in fair value of interest rate swaps and foreign exchange swaps is reported as part of “Principal transactions” in the Company’s consolidated statements of operations, and the change in fair value of equity options is included as part of “Other revenues” in the Company’s consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
Derivative contract	2013	2012	2011
Interest rate swaps	$22	$126	$(100)
Foreign exchange swaps	(126)	114	(372)
Equity options	(25)	—	—

(Loss) gain	$(129)	$240	$(472)

As described in Note 17—“Notes Payable, Collateralized and Short-Term Borrowings,” on July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”) containing an embedded conversion feature. The conversion feature meets the requirements to be accounted for as an equity instrument, and the Company classifies the conversion feature within “Additional paid-in capital” in the Company’s consolidated statements of financial condition. At the issuance of the 4.50% Convertible Notes, the embedded conversion feature was measured at approximately $19.0 million on a pre-tax basis ($16.1 million net of taxes and issuance costs) as the difference between the proceeds received and the fair value of a similar liability without the conversion feature and is not subsequently remeasured.

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

12. Fair Value of Financial Assets and Liabilities

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at December 31, 2013 and 2012 (in thousands):

	Assets at Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,027	$—	$—	$—	$32,027
Marketable securities	45,002	—	—	—	45,002
Interest rate swaps	—	445	—	—	445
Foreign exchange swaps	—	501	—	—	501
Equity options	688	—	—	—	688
Securities owned—Equities	1,092	—	—	—	1,092

Total	$78,809	$946	$—	$—	$79,755

	Liabilities at Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$926	$—	$—	$926
Equity options	925	—	—	—	925
Securities sold, not yet purchased—Equities	2,031	—	—	—	2,031

Total	$2,956	$926	$—	$—	$3,882

	Assets at Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,003	$—	$—	$—	$32,003
Interest rate swaps	—	782	—	—	782

Total	$32,003	$782	$—	$—	$32,785

	Liabilities at Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$338	$—	$—	$338

Total	$—	$338	$—	$—	$338

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
Assets	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset		Net Amount
				Financial Instruments	Cash Collateral Received
Interest rate swaps	$639	$194	$445	$—	$—	$445
Foreign exchange swaps	568	67	501	—	—	501
Equity options	688	—	688	—	—	688

Total	$1,895	$261	$1,634	$—	$—	$1,634

Liabilities
Interest rate swaps	$194	$194	$—	$—	$—	$—
Foreign exchange swaps	993	67	926	—	—	926
Equity options	925	—	925	—	—	925

Total	$2,112	$261	$1,851	$—	$—	$1,851

	December 31, 2012
Assets	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset		Net Amount
				Financial Instruments	Cash Collateral Received
Interest rate swaps	$990	$208	$782	$—	$—	$782
Foreign exchange swaps	791	791	—	—	—	—

Total	$1,781	$999	$782	$—	$—	$782

Liabilities
Interest rate swaps	$208	$208	$—	$—	$—	$—
Foreign exchange swaps	1,129	791	338	—	—	338

Total	$1,337	$999	$338	$—	$—	$338

All of the Company’s foreign exchange swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.

13.	Related Party Transactions

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

The Company, together with other leading financial institutions, formed ELX, a limited partnership that has established a fully electronic futures exchange. The Company accounts for ELX under the equity method of accounting (see Note 14—“Investments” for more details). During the year ended December 31, 2013, the Company made no capital contributions to ELX. During the year ended December 31, 2012, the Company made a $16.0 million capital contribution to ELX. On March 28, 2012, the Company entered into a credit agreement with ELX, whereby the Company has agreed to lend ELX up to $16.0 million. As of December 31, 2013, the Company had not loaned ELX any amounts under this agreement. The commitment period for this credit facility extends through March 28, 2015. The Company has entered into a technology services agreement with ELX pursuant to which the Company provided software technology licenses, monthly maintenance support and other technology services as requested by ELX. As part of the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”), the Company sold the technology services agreement with ELX to NASDAQ OMX. In addition, in connection with the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”), the Company has guaranteed all payment obligations of ELX through December 31, 2014 under the Amended and Restated Technology Services Agreement, dated as of March 28, 2012, by and between eSpeed Technology Services L.P. and ELX Futures L.P.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized related party revenues of $41.1 million, $53.2 million, and $62.2 million, respectively, for the services provided to Cantor and ELX. These revenues are included as part of “Fees from related parties” in the Company’s consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the years ended December 31, 2013, 2012 and 2011, the Company was charged $32.7 million, $35.3 million and $36.8 million, respectively, for the services provided by Cantor and its affiliates, of which $23.3 million, $23.5 million and $25.2 million, respectively, were to cover compensation to leased employees for the years ended December 31, 2013, 2012 and 2011. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

For the years ended December 31, 2013, 2012 and 2011, Cantor’s share of the net profit in Tower Bridge was $0.1 million, $2.1 million and $2.6 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition.

Reverse Repurchase Agreements with Cantor

From time to time, the Company has entered into reverse repurchase agreements with Cantor, whereby the Company has received agency mortgage-backed securities and similar quality securities as collateral. The Company did not have any reverse repurchase agreements with Cantor as of either December 31, 2013 or 2012.

During the year ended December 31, 2013, the Company recognized $68 thousand in interest income related to reverse repurchase agreements with Cantor. During the years ended December 31, 2012 and 2011, the Company did not recognize any interest income related to reverse repurchase agreements with Cantor.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2013, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the years ended December 31, 2013 and 2012, respectively, the Company recognized its share of foreign exchange loss of $346 thousand and foreign exchange gain of $47 thousand. During the year ended December 31, 2011, the Company recognized its share of foreign exchange loss of $1.8 million. This foreign exchange gain or loss is included as part of “Other expenses” in the Company’s consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less than favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2013, the Company had $250 million invested in the program, which is recorded in “Cash and cash equivalents” in the Company’s consolidated statements of financial condition.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition. As of December 31, 2013 and 2012, the Company had receivables from Freedom International Brokerage of $2.6 million and $2.9 million, respectively. As of December 31, 2013, the Company had $0.5 million in receivables from Cantor related to open derivative contracts. As of December 31, 2012, the Company had no receivables from Cantor related to open derivative contracts. As of December 31, 2013 and 2012, the Company had $0.9 million and $0.3 million, respectively, in payables to Cantor related to open derivative contracts.

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

At the end of the second quarter of 2013, the Company commenced the Global Partnership Restructuring Program (see Note 1—“Organization and Basis of Presentation”). Under the Program, certain BGC Holdings limited partnership units were redeemed or exchanged for approximately 44 million shares of our Class A common stock, of which approximately 41 million were restricted shares. Due to the net redemption/exchange of the limited partnership units in the Program, the Company determined that the collectability of a portion of the employee loan balances was not expected and, therefore, the Company recognized a reserve in the amount of approximately $160.5 million. The compensation expense related to this reserve was included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations for the year ended December 31, 2013.

As of December 31, 2013 and 2012, the aggregate balance of employee loans, net of reserve, was $142.8 million and $220.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the years ended December 31, 2013, 2012 and 2011 was $195.0 million, $35.6 million and $31.8 million, respectively.

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $13.1 million, $13.1 million and $13.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 17—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company has entered into controlled equity offering sales agreements with CF&Co, as the Company’s sales agent. For the years ended December 31, 2013, 2012 and 2011, the Company was charged approximately $0.9 million, $1.7 million and $1.4 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. These expenses are included as part of “Professional and consulting fees” in the Company’s consolidated statements of operations.

The Company has engaged CF&Co and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees. The Company may pay finders’, investment banking or financial advisory fees to broker-dealers, including, but not limited to, CF&Co and its affiliates, from time to time in connection with certain business combination transactions, and, in some cases, the Company may issue shares of the Company’s Class A common stock in full or partial payment of such fees.

During the year ended December 31, 2013 the Company paid fees of approximately $7.4 million to CF&Co. These expenses are included as a reduction of “Gain on divestiture and sale of investments” in the Company’s statements of operations. During the years ended December 31, 2012 and 2011, the Company paid advisory fees to CF&Co. of $1.0 million and $1.4 million, respectively. These fees were recorded as part of “Professional and consulting fees” in the Company’s consolidated statements of operations. In addition, during the year ended December 31, 2012 the Company paid underwriting fees of approximately $0.2 million to CF&Co. This fee was recorded as a debt issuance cost, which is amortized as interest expense over the term of the notes.

Under rules adopted by the Commodity Futures Trading Commission (“CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s European-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement.

Transactions with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized the Company to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with the Company’s acquisition and other business strategies in commercial real estate and other businesses. Such services would be provided at fees not to exceed the fully-allocated cost of such services plus 10%. In connection with this agreement, the Company recognized $0.3 million of expense for the year ended December 31, 2013. This expense was recorded as part of “Professional and consulting fees” in the Company’s consolidated statements of operations. The Company did not have any fees in connection with this agreement for the years ended December 31, 2012 and 2011.

The Company also has a referral agreement in place with CCRE, in which brokers are incentivized to refer business to CCRE through a revenue-share arrangement. In connection with this revenue-share agreement, the Company recognized revenues of $1.5 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively. The Company did not have any revenues in connection with this revenue-share agreement for the year ended December 31, 2011. This revenue was recorded as part of “Commissions” in the Company’s consolidated statements of operations.

Cantor Rights to Purchase Limited Partnership Interests from BGC Holdings

Cantor has the right to purchase limited partnership interests (Cantor units) from BGC Holdings upon redemption of non-exchangeable FPUs redeemed by BGC Holdings upon termination or bankruptcy of the founding/working partner. Any such Cantor units purchased by Cantor are exchangeable for shares of Class B common stock or, at Cantor’s election or if there are no additional authorized but unissued shares of Class B common stock, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).

During the year ended December 31, 2013, Cantor did not purchase any exchangeable limited partnership interests from BGC Holdings. During the year ended December 31, 2012, in connection with the redemption by BGC Holdings of an aggregate of 431,985 non-exchangeable FPUs from founding partners of BGC Holdings for an aggregate consideration of $1,282,045, Cantor purchased 431,985 exchangeable limited partnership interests from BGC Holdings for an aggregate consideration of $1,282,045. The redemption of the non-exchangeable FPUs and issuance of an equal number of exchangeable limited partnership interests did not change the fully diluted number of shares outstanding.

In addition, pursuant to the Sixth Amendment to the BGC Holdings Limited Partnership Agreement, during the year ended December 31, 2012, Cantor purchased 488,744 exchangeable limited partnership interests from BGC Holdings for an aggregate consideration of $1,449,663 in connection with the grant of exchangeability and exchange of 488,744 FPUs. Such exchangeable limited partnership interests are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of the Company’s Class A common stock.

As of December 31, 2013, there were 2,669,952 non-exchangeable FPUs remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

Transactions with Executive Officers and Directors

On May 4, 2012, the Company restructured the partnership and compensation arrangement of Mr. Lutnick by (i) the issuance to Mr. Lutnick of 2,449,312 PSUs and the cancelation of the equivalent number of outstanding REUs that had been previously issued to Mr. Lutnick and (ii) the grant of a right of exchange with respect to such 2,449,312 PSUs. The restructuring was approved by the Compensation Committee.

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

During the year ended December 31, 2013, the Company repurchased 33,478 shares of Class A common stock, at an average price of $5.61 per share, from Stephen M. Merkel, the Company’s Executive Vice President, General Counsel and Secretary, and 533,406 shares of Class A common stock, at an average price of $5.82 per share, from Shaun D. Lynn, the Company’s President.

During the year ended December 31, 2012, the Company repurchased 41,523 shares of Class A common stock, at an average price of $7.66 per share, from Mr. Merkel and certain family trusts.

During the year ended December 31, 2011, the Company repurchased 60,929 shares of Class A common stock, at an average price of $6.43 per share, from a director, executive officers, and employees of the Company.

In connection with the Company’s Global Partnership Restructuring Program during the second quarter of 2013 (see Note 1—“Organization and Basis of Presentation”), the Company redeemed/exchanged a total of 9,930,675 previously issued limited partnership units for 3,553,345 shares of Class A common stock and 3,561,392 shares of restricted stock from the Company’s executive officers. The number of shares delivered to the executive officers was net of 1,028,128 shares withheld to pay withholding taxes. These shares were awarded to the executive officers on July 30, 2013. In connection with the Global Partnership Restructuring Program, Mr. Lutnick elected to exercise certain cumulative rights previously granted to him with respect to an aggregate of 1,802,608 of his non-exchangeable partnership units, which resulted in the receipt of shares of Class A common stock for such units.

In addition, in connection with the foregoing, Messrs. Lynn, Windeatt and Sadler received an aggregate of 283,206 newly-issued BGC Holdings limited partnership units (equivalent to 9.75% of their non-exchangeable units that were redeemed in the above transactions). Upon any sale or other transfer by such executive officers of shares of restricted stock, a proportional number of these units will be redeemed for zero by BGC Holdings. These units are not exchangeable into shares of Class A common stock.

Transactions with Relief Fund

During the year ended December 31, 2013, the Company issued and donated an aggregate of 1,000,000 shares of Class A common stock to The Cantor Fitzgerald Relief Fund (the “Relief Fund”) in connection with the Company’s annual Charity Day.

During the year ended December 31, 2013, the Company also committed to make charitable contributions to the Relief Fund in the amount of $25.0 million, which the Company recorded in “Other expenses” in the Company’s consolidated statements of operations for the year ended December 31, 2013.

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

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets, of up to $11.6 million in the aggregate; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the years ended December 31, 2013, and 2012, the Company made $1.7 million and $1.6 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s consolidated statements of financial condition.

The Company has also entered into a Subordinated Loan Agreement with Aqua, whereby the Company agreed to lend Aqua the principal sum of $980 thousand. The scheduled maturity date on the subordinated loan is September 1, 2015, and the current rate of interest on the loan is three month LIBOR plus 600 basis points. The loan to Aqua is recorded as part of “Receivables from related parties” in the Company’s consolidated statements of financial condition.

During the year ended December 31, 2011, the Company issued 9.0 million shares of Class A common stock and 9.0 million shares of Class B common stock to Cantor upon Cantor’s exchange of 18.0 million Cantor units. These issuances did not impact the total number of shares and units outstanding. As of December 31, 2013, Cantor held an aggregate of 48,782,933 Cantor units (see Note 7—“Stock Transactions and Unit Redemptions”).

14.	Investments

Equity Method Investments

(in thousands)	Percent Ownership (1)	December 31, 2013	December 31, 2012
ELX	49%	$6,469	$14,337
Freedom International Brokerage	45%	8,370	8,976
China Credit BGC Money Broking Company Limited	33%	2,004	1,485
Aqua and other investments		860	758

Equity method investments		$17,703	$25,556

(1)	Represents the Company’s voting interest in the equity method investment as of December 31, 2013.

The Company’s share of losses related to its equity method investments was $9.5 million, $11.8 million and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s share of the losses is reflected in “Losses on equity investments” in the Company’s consolidated statements of operations.

On March 28, 2012, the Company made a capital contribution of $16.0 million to ELX.

In June 2013, the Company acquired a controlling interest in an entity that had previously been accounted for using the equity method. This transaction resulted in the consolidation of the entity in the Company’s consolidated financial statements (see Note 4—“Acquisitions”).

Summarized condensed financial information for the Company’s equity method investments is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Statements of operations:
Total revenues	$49,033	$41,104	$44,078
Total expenses	64,987	63,826	67,972

Net loss	$(15,954)	$(22,722)	$(23,894)

	December 31,
	2013	2012
Statements of financial condition:
Cash and cash equivalents	$18,568	$24,719
Fixed assets, net	2,440	12,064
Other assets	6,350	6,868

Total assets	$27,358	$43,651

Payables to related parties	6,454	15,006
Other liabilities	9,134	5,897
Total equity and partners’ capital	11,770	22,748

Total liabilities, equity and partners’ capital	$27,358	$43,651

See Note 13—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s consolidated financial statements.

Investments in Variable Interest Entities

Certain of the Company’s equity method investments included in the tables above are considered VIEs, as defined under the accounting guidance for consolidation. The Company is not considered the primary beneficiary of, and therefore does not consolidate, any of the VIEs in which it holds a variable interest. The Company’s involvement with such entities is in the form of direct equity interests and related agreements. The Company’s maximum exposure to loss with respect to the VIEs is its investment in such entities as well as a credit facility and a subordinated loan.

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of December 31, 2013 and 2012. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	December 31, 2013		December 31, 2012
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities (1)	$7,329	$24,309	$15,199	$44,441

(1)	In addition to its equity investments, the Company has entered into a credit agreement to lend one of its VIEs (ELX) up to $16.0 million. The commitment period for such credit facility extends through March 28, 2015. Additionally, the Company has entered into a subordinated loan agreement with another of its VIEs (Aqua), whereby the Company agreed to lend the principal sum of $980 thousand. As of December 31, 2013, the Company’s maximum exposure to loss with respect to its VIEs is the sum of its equity investment in such VIEs plus the $16.0 million credit facility and the $980 thousand subordinated loan. Additionally, in connection with the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”), the Company has guaranteed all payment obligations of ELX through December 31, 2014 under the Amended and Restated Technology Services Agreement, dated as of March 28, 2012, by and between eSpeed Technology Services L.P. and ELX Futures L.P.

15.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Computer and communications equipment	$156,835	$176,845
Software, including software development costs	109,453	146,676
Leasehold improvements and other fixed assets	113,012	111,575

	379,300	435,096
Less: accumulated depreciation and amortization	251,685	293,987

Fixed assets, net	$127,615	$141,109

Depreciation expense was $32.7 million, $36.0 million and $34.3 million for years ended December 31, 2013, 2012 and 2011, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

For the years ended December 31, 2013, 2012 and 2011, software development costs totaling $15.0 million, $14.0 million and $15.9 million, respectively, were capitalized. Amortization of software development costs totaled $9.0 million, $11.4 million and $11.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

Impairment charges of $6.1 million, $1.3 million and $0.8 million were recorded for the years ended December 31, 2013, 2012 and 2011, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s consolidated statements of operations.

As a result of the sale of eSpeed, the Company sold fixed assets with a carrying value of approximately $13.5 million (see Note 2—“Divestiture”).

16.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2011	$81,602	$59,540	$141,142
Frederick Ross acquisition	—	8,489	8,489
Smith Mack acquisition	—	7,183	7,183
Grubb & Ellis acquisition	—	4,046	4,046
Goodwill related to Newmark affiliates	—	611	611
Other acquisitions	4,304	—	4,304
Cumulative translation adjustment	(901)	—	(901)

Balance at December 31, 2012	$85,005	$79,869	$164,874
Acquisitions	1,296	—	1,296
Other	(83)	(1,693)	(1,776)
Cumulative translation adjustment	(1,055)	—	(1,055)

Balance at December 31, 2013	$85,163	$78,176	$163,339

During the year ended December 31, 2013, the Company recognized measurement period adjustments of approximately $1.7 million and $0.1 million relating to Real Estate Services and Financial Services, respectively. The Company considers the adjustments insignificant to its consolidated financial statements and accordingly the Company’s consolidated statements of financial position at December 31, 2012 were not retrospectively adjusted.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets. The Company completed its annual goodwill impairment testing during the fourth quarter of 2013, which did not result in any goodwill impairment.

Other intangible assets consisted of the following (in thousands):

	December 31, 2013
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,006	$5,594	$1,412	2.4
Acquired intangibles	14,474	12,081	2,393	3.1
Noncompete agreements	1,790	988	802	1.8
All other	2,443	1,055	1,388	5.2

Total definite life intangible assets	25,713	19,718	5,995	3.2
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$37,898	$19,718	$18,180	3.2

	December 31, 2012
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$36,347	$35,047	$1,300	4.9
Acquired intangibles	20,770	16,778	3,992	3.6
Noncompete agreements	3,418	2,169	1,249	2.8
All other	3,832	2,238	1,594	7.2

Total definite life intangible assets	64,367	56,232	8,135	4.4
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$76,552	$56,232	$20,320	4.4

Intangible amortization expense was $5.5 million, $3.6 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s consolidated statements of operations.

The estimated future amortization expense of definite life intangible assets as of December 31, 2013 is as follows (in millions):

2014	$2.5
2015	1.6
2016	0.8
2017	0.7
2018	0.4
2019 and thereafter	—

Total	$6.0

17.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
8.75% Convertible Notes	$150,000	$150,000
4.50% Convertible Notes	147,870	143,354
8.125% Senior Notes	108,904	108,780
Collateralized borrowings	1,582	49,310

Total	$408,356	$451,444

The Company’s Convertible Notes and 8.125% Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Convertible Notes and 8.125% Senior Notes were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% Convertible Notes	$150,000	$177,101	$150,000	$155,718
4.50% Convertible Notes	147,870	167,600	143,354	147,200
8.125% Senior Notes	108,904	116,460	108,780	116,955

Total	$406,774	$461,161	$402,134	$419,873

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

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and were convertible into 23.7 million shares of Class A common stock as of December 31, 2013. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 8.75% Convertible Notes of $13.1 million, $13.1 million and $13.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 158.2548 shares of Class A common stock per $1,000 principal amount of notes, subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016. The 4.50% Convertible Notes are general senior unsecured obligations of the Company. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $11.7 million, $11.6 million and $4.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. Upon conversion, the Company will pay or deliver cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. As of December 31, 2013, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.35 as of December 31, 2013, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $12.94 per share as of December 31, 2013. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 15.5 million shares of BGC’s Class A common stock as of December 31, 2013, subject to adjustment in certain circumstances.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Principal amount of debt component	$160,000	$160,000	$150,000	$150,000
Unamortized discount	(12,130)	(16,646)	—	—
Carrying amount of debt component	147,870	143,354	150,000	150,000
Equity component	18,972	18,972	—	—
Effective interest rate	7.61%	7.61%	8.75%	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016	4/15/2015	4/15/2015
Conversion price	$9.84	$9.84	$6.32	$6.41
Number of shares to be delivered upon conversion	16,260,160	16,260,160	23,738,219	23,384,070
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—	$—	$—

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the year ended		For the year ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Coupon interest	$7,200	$7,200	$13,125	$13,125
Amortization of discount	4,516	4,378	—	—

Total interest expense	$11,716	$11,578	$13,125	$13,125

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $9.3 million, and $4.8 million for the years ended December 31, 2013 and 2012, respectively. There was no interest expense related to the 8.125% Senior Notes for the year ended December 31, 2011.

Collateralized Borrowings

Secured loan arrangements

On various dates beginning in 2009 and most recently in December 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets as security for loans. The secured loan arrangements have fixed rates between 2.62% and 8.09% per annum and are repayable in consecutive monthly installments with the final payments due in December 2016. The outstanding balance of the secured loan arrangements was $1.6 million and $37.6 million as of December 31, 2013 and 2012, respectively. The value of the fixed assets pledged was $1.5 million and $32.1 million as of December 31, 2013 and 2012, respectively. The Company recorded interest expense related to the secured loan arrangements of $1.6 million, $1.5 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

During the year ended December 31, 2013, the Company prepaid $26.7 million related to the secured loan arrangements. As a result of the prepayment, the Company incurred $0.3 million of early termination fees and recognized an additional $0.2 million related to the acceleration of deferred financing costs, which are recorded in “Interest expense” in the Company’s consolidated statements of operations.

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

During the year ended December 31, 2013, the Company terminated the leases and prepaid the outstanding balance of $7.2 million. As a result of the prepayment, the Company incurred $0.1 million of early termination fees and recognized $0.2 million related to of the acceleration of deferred financing costs, which are recorded in “Interest expense” in the Company’s consolidated statements of operations.

Because the leases were terminated during the year ended December 31, 2013, the Company had no outstanding balance or fixed assets related to the leases as of December 31, 2013. As of December 31, 2012, the outstanding balance of the leases and the value of the fixed assets were $11.7 million and $8.3 million, respectively. The Company recorded interest expense of $0.7 million, $1.1 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Because assets reverted back to the Company at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser was included in the Company’s consolidated statements of financial condition as a financing obligation, and payments made under the lease were recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets was charged to “Occupancy and equipment” in the Company’s consolidated statements of operations.

Credit Agreement

On June 23, 2011, the Company entered into a credit agreement with a bank syndicate (the “Credit Agreement”) which provided for up to $130.0 million of unsecured revolving credit through October 23, 2013. Borrowings under the Credit Agreement bore interest at a per annum rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the prime rate as established by the Administrative Agent from time to time, (ii) the average federal funds rate plus 0.5%, and (iii) the reserve adjusted one-month LIBOR reset daily plus 1.0%, or (b) the reserve adjusted LIBOR for interest periods of one, two, three or six months, as selected by the Company, in each case plus an applicable margin. The applicable margin was initially 2.0% with respect to base rate borrowings in (a) above and 3.0% with respect to borrowings selected as LIBOR borrowings in (b) above, but were subject to increase to a maximum of 3.0% and 4.0%, respectively, depending upon the Company’s credit rating. The Credit Agreement also provided for an unused facility fee and certain upfront and arrangement fees. The Credit Agreement required that the outstanding loan balance be reduced to zero every 270 days for three days. The Credit Agreement further provided for certain affirmative and negative covenants including financial covenants, such as minimum equity, tangible equity and interest coverage, as well as maximum levels for total assets to equity capital and debt to equity. The Credit Agreement matured on October 23, 2013, with no borrowings outstanding.

As of both December 31, 2013 and 2012, there were no borrowings outstanding under the Credit Agreement. The Company recorded interest expense related to the Credit Agreement of $0.4 million, $0.8 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

18.	Compensation

The Company’s Compensation Committee may grant various equity-based awards, including restricted stock units, restricted stock, stock options and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units and FPUs. A maximum of 200 million shares of the Company’s Class A common stock are authorized to be delivered or cash settled pursuant to awards granted. As of December 31, 2013, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 61.7 million shares. Upon vesting of RSUs, issuance of restricted stock or exercise of employee stock options, the Company generally issues new shares of the Company’s Class A common stock.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2010	40,851,365
Granted	21,244,357
Redeemed/exchanged units	(11,165,346)
Forfeited units	(5,116,022)

Balance at December 31, 2011	45,814,354
Granted	41,691,703
Redeemed/exchanged units	(17,478,541)
Forfeited units	(1,547,419)

Balance at December 31, 2012	68,480,097
Granted	49,577,157
Redeemed/exchanged units	(88,181,354)
Forfeited units	—

Balance at December 31, 2013	29,875,900

During the years ended December 31, 2013, 2012 and 2011, the Company granted exchangeability on 9.8 million, 24.3 million and 14.2 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $57.0 million, $127.1 million and $108.3 million, respectively. See Note 4—“Summary of Significant Accounting Policies” for more information on the Company’s accounting policy with respect to granting exchangeability on limited partnership units. In addition, during the year ended December 31, 2013, the Company redeemed or exchanged approximately 76 million limited partnership units in connection with its Global Partnership Restructuring Program and incurred compensation expense, before associated income taxes, of $304.1 million (see Note 1—“Organization and Basis of Presentation”).

As of December 31, 2013, 2012 and 2011, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 1.9 million, 6.4 million and 1.8 million, respectively.

As of December 31, 2013, 2012 and 2011, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $35.1 million, $64.5 million and $37.6 million, respectively. As of December 31, 2013 and 2012, the aggregate estimated fair value of these limited partnership units was $5.5 million and $12.3 million, respectively. The number of unvested limited partnership units as of December 31, 2013, 2012 and 2011, was 4.1 million, 6.6 million and 2.6 million, respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of $4.6 million, $6.3 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $62.6 million, $13.0 million and $18.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2010	4,271,429	$4.13	0.87
Granted	1,368,671	8.02
Delivered units	(2,397,662)	3.84
Forfeited units	(520,618)	6.15

Balance at December 31, 2011	2,721,820	$5.96	1.76
Granted	1,729,894	5.24
Delivered units	(1,625,014)	5.24
Forfeited units	(217,969)	5.74

Balance at December 31, 2012	2,608,731	$5.94	1.83
Granted	1,543,183	3.18
Delivered units	(1,038,937)	6.09
Forfeited units	(288,375)	4.56

Balance at December 31, 2013	2,824,602	$4.51	1.79

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

During the years ended December 31, 2013, 2012 and 2011, the Company granted 1.5 million, 1.7 million and 1.4 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $4.9 million, $9.1 million and $11.0 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the years ended December 31, 2013, 2012 and 2011, the Company withheld shares valued at $1.2 million, $2.3 million and $3.6 million, respectively, to pay taxes due at the time of vesting.

As of December 31, 2013 and 2012, the aggregate estimated grant date fair value of outstanding RSUs was approximately $12.7 million and $15.5 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $5.8 million, $7.8 million and $9.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was approximately $9.7 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

At the end of the second quarter of 2013 pursuant to the Global Partnership Restructuring Program, the Company granted approximately 44 million shares of the Company’s Class A common stock, of which approximately 41 million were restricted shares. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. Because the restricted stock was not subject to continued employment or service, the grant-date fair value of the restricted stock was expensed on the date of grant.

The restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the lengths of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. During the year ended December 31, 2013, the Company released the restrictions with respect to approximately 5.9 million of such shares.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2010	10,379,540	$12.34	3.3	$6,626,196
Granted	—	—
Exercised options	(2,047,249)	5.10
Forfeited options	(76,225)	19.50

Balance at December 31, 2011	8,256,066	$14.07	2.9	$—
Granted	—	—
Exercised options	—	—
Forfeited options	(1,805,135)	13.92

Balance at December 31, 2012	6,450,931	$14.11	2.4	$—
Granted	—	—
Exercised options	—	—
Forfeited options	(1,959,693)	20.23

Balance at December 31, 2013	4,491,238	$11.60	2.0	$—

Options exercisable at December 31, 2013	4,491,238	$11.60	2.0	$—

The Company did not grant any stock options during the years ended December 31, 2013, 2012 and 2011. There were no options exercised during 2013 or 2012. During the year ended December 31, 2011, the aggregate intrinsic value of options exercised was $7.3 million, determined as of the date of option exercise. The exercise prices for these options equaled the closing price of the Company’s Class A common stock on the date of grant of each option. There was no cash received from options exercised during 2013 or 2012. Cash received from options exercised during 2011 was $7.7 million.

The Company did not record any compensation expense related to stock options for the years ended December 31, 2013, 2012 or 2011, as all of these options had vested in prior years. As of December 31, 2013, the compensation expense related to stock options was fully recognized.

The following table provides further details relating to the Company’s stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted-Average Exercise Price
$6.91—$8.73	298,500	$8.23	2.5	298,500	$8.23
$8.74—$15.40	3,684,238	11.06	2.2	3,684,238	11.06
$15.41—$23.10	507,500	17.45	0.3	507,500	17.45
$23.11—$24.14	1,000	24.09	0.1	1,000	24.09

Total	4,491,238	$11.60	2.0	4,491,238	$11.60

19.	Commitments, Contingencies and Guarantees

Contractual Obligations and Commitments

The following table summarizes certain of the Company’s contractual obligations at December 31, 2013 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$237,569	$47,568	$78,376	$48,237	$63,388
Notes payable and collateralized borrowings (2)	424,109	761	310,848	—	112,500
Interest on notes payable (3)	295,402	29,500	33,223	18,281	214,398
Other contractual obligations (4)	17,594	17,594	—	—	—

Total contractual obligations	$974,674	$95,423	$422,447	$66,518	$390,286

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $12.7 million over the life of the agreement. These sublease payments are included in the table above.
(2)	Notes payable and collateralized borrowings reflects the issuance of $150.0 million of the 8.75% Convertible Notes, $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of December 31, 2013 was approximately $147.9 million), $112.5 million of the 8.125% Senior Notes (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of December 31, 2013 was approximately $108.9 million) and $1.6 million of secured loan arrangements (the $1.6 million represents the principal amount of the debt; the carrying value of the secured loan arrangements as of December 31, 2013 was approximately $1.6 million). See Note 17—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
(3)	The $214.4 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.
(4)	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

The Company is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2027. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of December 31, 2013, minimum lease payments under these arrangements are as follows (in thousands):

Net Lease Commitment
2014	$47,568
2015	42,903
2016	35,473
2017	26,076
2018	22,161
2019 and thereafter	63,388

Total	$237,569

The lease obligations shown above are presented net of payments to be received under a non-cancelable sublease. The total amount of sublease payments to be received is approximately $11 million over the life of the agreement.

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

The Company also allocates a portion of the rental payments for which it is obligated under non-cancelable operating leases to Cantor and its affiliates. These allocations are based on square footage used (see Note 13—“Related Party Transactions,” for more information).

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $51.0 million, $50.8 million and $31.8 million, respectively. Rent expense is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

In the event the Company anticipates incurring costs under any of its leases that exceed anticipated sublease revenues, it recognizes a loss and records a liability for the present value of the excess lease obligations over the estimated sublease rental income. The liability for future lease payments, net of anticipated sublease rental income, was approximately $2.9 million and $3.1 million, as of December 31, 2013 and 2012, respectively, and is included as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. The lease liability takes into consideration various assumptions, including prevailing rental rates.

Contingent Payments Related to Acquisitions

During the year ended December 31, 2013, the Company completed acquisitions, whose purchase price included approximately 0.7 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $3.1 million) and 0.3 million limited partnership units (with an acquisition date fair value of approximately $1.6 million) that may be issued contingent on certain targets being met through 2018.

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

In connection with the acquisitions above, as of December 31, 2013, the Company has issued 4.1 million shares of its Class A common stock related to contingent payments.

In June 2009, the Company acquired all of the outstanding shares of Liquidez. The purchase price for Liquidez included contingent payments with an approximate fair value of $8.2 million on the acquisition date subject to achievement of certain profit targets through 2013. The first contingent payment was made in 2010. As of December 31, 2013, the Company has paid $7.4 million related to these contingent payments and had a remaining liability of $1.4 million, which is included as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

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

On February 3, 2010, Trading Technologies International, Inc. (“TT”) filed a civil action against the Company in the Northern District of Illinois, alleging direct and indirect infringement of three patents, U.S. Patents Nos. 7,533,056, 7,587,357, and 7,613,651, and by later amendment to the complaint No. 7,676,411 by the eSpeedometer product. On June 24, 2010, TT filed a Second Amended Complaint to add certain of the Company’s affiliates. On February 4, 2011, the Court ordered that the case be consolidated with nine other cases filed by TT in February 2010 against other defendants, involving some of the same patents. On May 25, 2011, TT filed a Third Amended Complaint, substituting certain of the Company’s affiliates for the previously named defendants. On June 15, 2011, TT filed a Fourth Amended Complaint, adding claims of direct and indirect infringement of six additional U.S. Patents Nos. 7,685,055, 7,693,768, 7,725,382, 7,813,996, 7,904,374, and 7,930,240. On July 31, 2012, the Court, acting on motions for partial summary judgment, entered a final judgment of invalidity as to Patents Nos. 7,676,411, 7,685,055, 7,693,768, and 7,904,374, and certified the case for an immediate interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit, which reversed the judgment of the District Court on August 30, 2013. A petition for rehearing was denied on December 2, 2013 and proceedings were expected to resume in the District Court. The BGC and TT parties executed a settlement agreement on February 5, 2014, and the court entered a judgment of dismissal on February 11, 2014. The Company made a non-material settlement payment shortly after dismissal.

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

The parties stipulated to consolidate the FINRA Arbitration with five other related arbitrations (FINRA Case Nos. 09-04807, 09-04842, 09-06377, 10-00139 and 10-01265)—two arbitrations previously commenced against Tullett Liberty by certain of its former brokers now employed by BGC Financial, as well as three arbitrations commenced against BGC Financial by brokers who were previously employed by BGC Financial before returning to Tullett Liberty. FINRA consolidated them. BGC Financial and the employees filed their Statement of Answer and BGC’s Statement of Counterclaim. Tullett Liberty responded to BGC’s Counterclaim. Tullett filed an action in the Supreme Court, New York County against three of BGC’s executives involved in the recruitment in the New York metropolitan area, but later agreed to discontinue the action in New York state court and add these claims to the FINRA Arbitration. Tullett and the Company have also agreed to join Tullett’s claims against BGC Capital Markets, L.P. to the FINRA Arbitration. The parties and FINRA also agreed to consolidate an eighth arbitration filed against the Tullett Subsidiaries by certain of its former brokers now employed by BGC Financial. The hearings in the FINRA Arbitration and the arbitrations consolidated therewith began in mid-April 2012 and are now concluded. Post-hearing briefs were filed in October 2013 and closing arguments were heard in November 2013. The parties are awaiting a decision from the panel.

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

On March 9, 2012, a purported derivative action was filed in the Supreme Court of the State of New York, County of New York captioned International Painters and Allied Trades Industry Pension Fund, etc. v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 650736-2012. The complaint was dismissed on September 23, 2013. The suit alleged that the terms of the April 1, 2010 8.75% Convertible Notes issued to Cantor were unfair to the Company, the Company’s Controlled Equity Offerings unfairly benefited Cantor at the Company’s expense and the August 2011 amendment to the change in control agreement of Mr. Lutnick was unfair to the Company. It sought to recover for the Company unquantified damages, disgorgement of payments received by defendants, a declaration that the 8.75% Convertible Notes are void and attorneys’ fees (the “New York Complaint”). On April 2, 2012, a purported derivative action was filed in the Court of Chancery of the State of Delaware captioned Samuel Pill v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Civil Action No. 7382-CS, which suit made similar allegations to the New York Complaint, and seeks the same relief (the “Delaware Complaint”). On April 12, 2012, the Delaware Complaint was subsequently amended to delete any claim for relief in connection with the 8.75% Convertible Notes. On June 8, 2012, Defendants filed a motion simultaneously in New York and Delaware requesting that the two actions proceed in one forum. In response to Defendants’ motion, Plaintiff Samuel Pill voluntarily dismissed the Delaware action, without prejudice, in the Court of Chancery in the State of Delaware on June 19, 2012. On the same date, Plaintiff Pill refiled his complaint in the Supreme Court of the State of New York, County of New York, captioned Samuel Pill v. Cantor

Fitzgerald, L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 652126-2012. The two actions filed in New York were consolidated on August 27, 2012. Defendants filed a motion to dismiss the consolidated action on August 10, 2012, the motion was fully briefed and argued, and the motion to dismiss was granted September 23, 2013 without prejudice. Thereafter, Plaintiffs filed a motion to reargue on October 15, 2013. Defendants filed their opposition to the motion on October 22, 2013, and Plaintiffs filed a reply brief on October 29, 2013. Oral argument on the motion is currently scheduled for March 12, 2014. The Company believes that Plaintiffs’ allegations are without merit and intends to continue to defend against them vigorously.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of December 31, 2013, the Company was contingently liable for $1.8 million under these letters of credit.

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

In connection with the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”), the Company has guaranteed all payment obligations of ELX through December 31, 2014 under the Amended and Restated Technology Services Agreement, dated as of March 28, 2012, by and between eSpeed Technology Services L.P.

and ELX Futures L.P. However, in the opinion of management, the potential of being required to make payments under this arrangement is remote. Accordingly, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this agreement.

Indemnification

In connection with the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”), the Company has indemnified NASDAQ OMX for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. As of December 31, 2013, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this indemnification, as the potential for being required to make payments under this indemnification is remote.

Gain Contingency

In connection with the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”), the Company will receive an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably over 15 years, provided that NASDAQ OMX, as a whole, produces at least $25 million in gross revenues each year. The earn-out was excluded from the gain on the divestiture and will be recognized in income as and when it is realized and earned, consistent with the accounting guidance for gain contingencies. During the year ended December 31, 2013, the Company recognized revenues of $39.5 million related to this earn-out and related hedging transactions, which is included in “Other revenues” in the Company’s consolidated statements of operations. The $39.5 million in NASDAQ OMX shares held by the Company as of December 31, 2013 related to this earn-out is included in “Marketable securities” in the Company’s consolidated statements of financial condition.

20.	Income Taxes

The Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 3—“Limited Partnership Interests in BGC Holdings” for discussion of partnership interests) rather than the partnership entity.

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
U.S. federal	$120,806	$11,316	$1,292
U.S. state and local	41,635	2,970	1,319
Foreign	1,089	17,849	9,853
UBT	10,625	(361)	1,572

	174,155	31,774	14,036
Deferred:
U.S. federal	(35,248)	(6,741)	2,766
U.S. state and local	(17,344)	(1,918)	(645)
Foreign	(29,532)	(2,352)	(294)
UBT	135	(539)	136

	(81,989)	(11,550)	1,963

Provision for income taxes	$92,166	$20,224	$15,999

The Company recorded tax benefits to contributed capital of approximately $4.7 million related to equity based compensation.

The Company had pre-tax loss from foreign operations of $199.2 million for the year ended December 31, 2013 (primarily related to the Global Partnership Restructuring Program), and pre-tax income from foreign operations of $62.6 million and $41.1 million for the years ended December 31, 2012 and 2011, respectively. The Company had pre-tax income from domestic operations of $464.9 million for the year ended December 31, 2013 (primarily related to the sale of eSpeed), a pre-tax loss from domestic operations of $6.9 million for the year ended December 31, 2012, and pre-tax income from domestic operations of $13.3 million for the year ended December 31, 2011.

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

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal income tax expense at 35% statutory rate	$92,970	$19,508	$19,025
Non-controlling interest	(87,312)	2,258	(3,488)
Incremental impact of foreign taxes compared to federal tax rate	22,093	(7,020)	(2,446)
Permanent differences	34,802	6,003	1,801
State and local taxes	16,340	684	438
New York City UBT	10,386	(752)	1,385
Federal/state tax benefit of research and development credit	(500)	(500)	(423)
UK enacted rate change	3,529	—	—
Other	(142)	43	(293)

Provision for income taxes	$92,166	$20,224	$15,999

Significant components of the Company’s deferred tax asset and liability consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012
Deferred tax asset
Fixed assets	$7,236	$6,133
Basis difference of investments	12,266	8,772
Deferred compensation	53,987	13,380
Other deferred and accrued expenses	21,393	2,884
Net operating loss and credit carry-forwards	47,210	29,058

Total deferred tax asset (1)	142,092	60,227
Valuation allowance	(20,403)	(24,288)

Deferred tax asset, net of valuation allowance	121,689	35,939

Deferred tax liability
Software capitalization	8,374	4,435
Depreciation of fixed assets / Gain on replacements of assets	732	572
Other	394	731

Total deferred tax liability (1)	9,500	5,738

Net deferred tax asset	$112,189	$30,201

(1)	Before netting within tax jurisdictions.

The Company has net operating losses in various jurisdictions that will begin to expire in 2014. The Company’s U.S. federal research and development credit carryforward will begin to expire in 2023. The Company’s deferred tax asset and liability are included in the Company’s consolidated statements of financial condition as components of “Other assets” and “Accounts payable, accrued and other liabilities,” respectively.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Balance, January 1 (excluding interest and penalties of $0.5 million)	$3,250	$3,250
Increases for prior year tax positions	—	—
Decreases for prior year tax positions	—	—
Increases for current year tax positions	—	—
Settlements	—	—
Lapse of statute of limitations	—	—

Balance, December 31 (excluding interest and penalties of $0.6 million)	$3,250	$3,250

The Company anticipates that the total amount of unrecognized benefits (excluding penalties and interest) will remain unchanged over the next twelve months.

Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. As of December 31, 2013, the Company did not have any undistributed foreign pre-tax earnings. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions as a component of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

As of December 31, 2013, the Company had $3.3 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s consolidated statements of operations. As of December 31, 2013, the Company had approximately $0.6 million of accrued interest related to uncertain tax positions. During the year ended December 31, 2013, the Company had $70 thousand in charges with respect to interest and penalties.

21.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission,

which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December 31, 2013, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the FCA and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of December 31, 2013, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2013, $330.5 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $155.6 million.

On October 2, 2013, BGC Derivative Markets, L.P. (“BGC Derivative Markets”), a subsidiary of the Company, began operating our Swap Execution Facility (“SEF”). Mandatory Dodd-Frank compliant execution by Swap Dealers and Major Swap Participants is scheduled to commence in February 2014 for a small number of products, and in May of 2014 for others.

22.	Segment and Geographic Information

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

The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income as well as gains that are not considered part of the Company’s ordinary, ongoing business such as the gain related to the sale of eSpeed. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units; redemption/exchange of partnership units, issuance of restricted shares and a reserve on compensation-related partnership loans; and allocations of net income to FPUs and LPUs as well as unallocated expenses such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level.

Certain financial information for the Company’s segments is presented below. See Note 16—“Goodwill and Other Intangible Assets, Net,” for goodwill by reportable segment.

Year ended December 31, 2013 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$491,740	$—	$—	$491,740
Credit	244,546	—	—	244,546
Foreign Exchange	212,120	—	—	212,120
Equities and Other Asset Classes	150,728	—	—	150,728
Real Estate	—	413,018	—	413,018
Real estate management services	—	163,353	—	163,353
Fees from related parties	5,711	—	35,417	41,128
Market data	10,137	—	—	10,137
Software solutions	6,201	—	—	6,201
Other revenues	41,983	434	2,226	44,643
Gain on divestiture and sale of investments	—	—	723,147	723,147
Losses on equity investments	—	—	(9,508)	(9,508)

Total non-interest revenues	1,163,166	576,805	751,282	2,491,253
Interest income	1,052	386	5,395	6,833

Total revenues	1,164,218	577,191	756,677	2,498,086
Interest expense	3,498	4	34,830	38,332
Non-interest expenses	957,138	531,616	705,079	2,193,833

Income (loss) from operations before income taxes	$203,582	$45,571	$16,768	$265,921

For the year ended December 31, 2013, the Financial Services segment revenues include $39.5 million related to the earn-out from the sale of eSpeed and related hedging transactions. For the year ended December 31, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $10.6 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting. For the year ended December 31, 2013, Corporate Items income (loss) from operations before income taxes includes a $723.1 million gain on divestiture related to the sale of eSpeed and approximately $465 million in compensation expense related to the Global Partnership Restructuring Program.

Year ended December 31, 2012 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$532,436	$—	$—	$532,436
Credit	284,606	—	—	284,606
Foreign exchange	208,011	—	—	208,011
Equities and other asset classes	156,106	—	—	156,106
Real estate	—	331,010	—	331,010
Real estate management services	—	122,704	—	122,704
Market data	17,302	—	—	17,302
Software solutions	9,962	—	—	9,962
Fees from related parties	11,324	—	41,835	53,159
Losses on equity investments	—	—	(11,775)	(11,775)
Other revenues	367	520	3,608	4,495
Gain on divestiture and sale of investments	—	—	52,471	52,471

Total non-interest revenues	1,220,114	454,234	86,139	1,760,487
Interest income	1,295	382	4,829	6,506

Total revenues	1,221,409	454,616	90,968	1,766,993
Interest expense	6,246	257	28,382	34,885
Non-interest expenses	1,000,865	431,469	244,037	1,676,371

Income (loss) from operations before income taxes	$214,298	$22,890	$(181,451)	$55,737

For the year ended December 31, 2012, the Real Estate Services segment income (loss) from operations before income taxes excludes $21.1 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Year ended December 31, 2011 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$578,453	$—	$—	$578,453
Credit	314,982	—	—	314,982
Foreign exchange	218,352	—	—	218,352
Equities and other asset classes	214,497	—	—	214,497
Real estate	—	44,980	—	44,980
Real estate management services	—	1,222	—	1,222
Market data	17,772	—	—	17,772
Software solutions	9,190	—	—	9,190
Fees from related parties	13,250	—	48,977	62,227
Losses on equity investments	—	—	(6,605)	(6,605)
Other revenues	1,920	1,390	864	4,174

Total non-interest revenues	1,368,416	47,592	43,236	1,459,244
Interest income	1,490	90	3,861	5,441

Total revenues	1,369,906	47,682	47,097	1,464,685
Interest expense	1,470	184	22,952	24,606
Non-interest expenses	1,079,959	41,753	264,008	1,385,720

Income (loss) from operations before income taxes	$288,477	$5,745	$(239,863)	$54,359

For the year ended December 31, 2011, the Real Estate Services segment income (loss) from operations before income taxes excludes $3.8 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Total assets by reportable segment (in thousands):

Total Assets (1)	Financial Services	Real Estate Services	Total
At December 31, 2013	$1,802,255	$277,108	$2,079,363

At December 31, 2012	$1,357,838	$281,101	$1,638,939

(1)	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the years ended December 31, 2013, 2012 and 2011, respectively, and for the each of the fiscal quarters in the year ended December 31, 2013 is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
United States	$1,740,099	$930,269	$540,376
United Kingdom	412,227	470,513	496,251
Asia	173,227	196,842	221,319
France	89,223	94,682	124,293
Other Americas	36,770	40,124	44,230
Other Europe/MEA	46,540	34,563	38,216

Total revenues	$2,498,086	$1,766,993	$1,464,685

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenues:
United States	$263,608	$258,330	$987,311	$230,850
United Kingdom	88,737	95,964	111,995	115,531
Asia	36,077	41,419	48,058	47,673
France	20,015	19,627	21,988	27,593
Other Americas	7,756	8,034	10,430	10,550
Other Europe/MEA	10,412	9,971	13,385	12,772

Total revenues	$426,605	$433,345	$1,193,167	$444,969

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of December 31, 2013 and 2012, respectively, is as follows (in thousands):

	December 31, 2013	December 31, 2012

Long-lived assets:
United States	$278,593	$350,449
United Kingdom	125,309	115,821
Asia	37,872	57,490
France	9,295	15,529
Other Americas	13,434	16,066
Other Europe/MEA	4,208	4,013

Total long-lived assets	$468,711	$559,368

23.	Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows (in thousands):

	December 31,
	2013	2012
Other assets:
Prepaid expenses	$21,672	$26,296
Deferred tax asset	106,006	30,201
Rent and other deposits	17,461	17,766
Other taxes	5,827	7,676
Other	24,018	19,597

Total other assets	$174,984	$101,536

	December 31,
	2013	2012
Accounts payable, accrued and other liabilities:
Accrued expenses and other liabilities	$218,154	$177,961
Deferred tax liability	—	—
Taxes payable	174,371	82,501

Total accounts payable, accrued and other liabilities	$392,525	$260,462

24.	Subsequent Events

Fourth Quarter 2013 Dividend

On February 11, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share for the fourth quarter of 2013, payable on March 13, 2014 to Class A and Class B common stockholders of record as of February 27, 2014.

Controlled Equity Offering

Since December 31, 2013, the Company issued, pursuant to its controlled equity offering, 1.6 million shares of Class A common stock related to redemptions and exchanges of limited partnership interests as well as for general corporate purposes.

Repurchases

Since December 31, 2013, the Company has repurchased an aggregate of approximately 1.7 million shares of its Class A common stock at an aggregate purchase price of approximately $10.9 million for an average price of $6.45 per share.

Acquisitions

On January 21, 2014, the Company announced that it had entered into a definitive agreement to acquire the business of Cornish & Carey Commercial, Inc., the leading full-service commercial real estate services company in the San Francisco Bay area and Silicon Valley. The Company believes that this is a key strategic addition for NGKF in the fundamentally important Northern California marketplace.

On February 14, 2014, the Company completed the acquisition of HEAT Energy Group, an independent over-the-counter energy brokerage company focused on the regional term power markets and natural gas swaps.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria set forth in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our 2013 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Changes in Internal Control over Financial Reporting

During the three months ending December 31, 2013, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Whistleblower Procedures” in the definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the 2014 Proxy Statement with the SEC on or before April 30, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2013” in the 2014 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Certain Relationships and Related Transactions and Director Independence” and “Election of Directors—Independence of Directors” in the 2014 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2014 Proxy Statement is hereby incorporated by reference in response to this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The consolidated financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

(a)(2) Schedule I, Parent Company Only Financial Statements. All other schedules are omitted because they are not applicable or not required, or the required information is in the financial statements or the notes thereto.

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

Exhibit Number	Exhibit Title

1.1	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 9, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011)

1.2	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated February 15, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

1.3	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated December 12, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2012)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.3	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.4	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.5	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.7	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.8	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.5	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

Exhibit Number	Exhibit Title

10.6	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.7	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.8	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.9	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.10	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.11	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.12	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.13	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.14	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.15	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.16	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.18	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.19	BGC Partners, Inc. Amended and Restated Long Term Incentive Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.20	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title

10.21	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.22	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.23	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.24	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.25	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.26	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.27	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.28	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.29	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.30	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.31	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.32	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.33	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.34	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

Exhibit Number	Exhibit Title

10.35	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.36	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.37	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.38	Employment Agreement, dated as of February 15, 2005, between Sean A. Windeatt and BGC Partners, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.39	Employment Agreement, dated as of November 13, 2008, between Anthony Graham Sadler and Tower Bridge International Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009)*

10.40	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.40	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.41	Employment Agreement, dated as of March 31, 2008, between BGC Brokers, L.P. and Shaun D. Lynn (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.42	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.43	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.44	Indenture, dated as of April 1, 2010, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.45	BGC Partners, Inc. 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.46	BGC Holdings, L.P. 8.75% Senior Convertible Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.47	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

Exhibit Number	Exhibit Title

10.48	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.49	BGC Partners, Inc. Second Amended and Restated Long Term Incentive Plan dated as of December 14, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2009)*

10.50	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.51	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

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

Form 8-K filed with the SEC on March 31, 2010)*

10.54	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.55	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.56	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.57	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.58	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.59	Seventh Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of September 9, 2011 and effective as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2011)

10.60	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.61	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

Exhibit Number	Exhibit Title

10.62	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.63	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.64	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.65	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.66	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.67	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.68	Letter Agreement, dated August 3, 2011, between Shaun D. Lynn and BGC Brokers, L.P., amending the Employment Agreement, dated March 31, 2008, as further amended on March 26, 2010, between Shaun D. Lynn and BGC Brokers, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.69	Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2011)

10.70	Capped Call Confirmation dated July 28, 2011 between Bank of America Merrill Lynch and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.71	Capped Call Confirmation dated July 28, 2011 among Deutsche Bank AG, London Branch, Deutsche Bank Securities Inc., and BGC Partners, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.72	Third Amended and Restated Long Term Incentive Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)*

10.73	First Amended and Restated Incentive Bonus Compensation Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)*

10.74	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

Exhibit Number	Exhibit Title

10.75	Underwriting Agreement dated as of June 21, 2012, by and among BGC Partners, Inc., Wells Fargo Securities, LLC, and certain other Underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.76	Indenture, dated as of June 26, 2012, between BGC partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 8.125% Senior Notes due 2042 (incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.77	First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.78	First Amendment to Credit Agreement, dated October 11, 2012, to that certain Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.79	Second Amended and Restated Asset Purchase Agreement, dated April 13, 2012, by and among BGC Partners, Inc., Grubb & Ellis Company, and certain subsidiaries of Grubb & Ellis Company that are signatories thereto (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.80	Eighth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of December 17, 2012 and effective as of December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.83	Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.84	Deed of Adherence, dated January 9, 2013, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.85	Deed of Adherence, dated December 31, 2012, between A. Graham Sadler and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.85 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2012)*

10.86	Amendment No. 1, dated as of March 28, 2013, to the Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013)*

10.87	Fourth Amended and Restated Long Term Incentive Plan, dated June 4, 2013 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2013)*

10.88	Second Amendment to Credit Agreement and Waiver, dated as of June 20, 2013, by and among BGC Partners, Inc., the several financial institutions from time to time party thereto, as Lenders, and the Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

Exhibit Number	Exhibit Title

10.89	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.90	Third Amendment, dated as of September 12, 2013, to Credit Agreement, dated as of June 23, 2011, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.91	Ninth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of November 6, 2013 (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013)

10.92	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

21.1	List of subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernst & Young LLP, independent auditors.

23.2	Consent of Ernst & Young LLP, independent auditors.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited consolidated statements of financial condition of Grubb & Ellis as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareowners’ (deficit) equity and cash flows for each of the years ended December 31, 2011, 2010 and 2009, and the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm.

99.2	Unaudited interim consolidated statement of net assets in liquidation (liquidation basis) of Grubb & Ellis as of March 31, 2012, unaudited interim consolidated statement of changes in net assets in liquidation (liquidation basis) for the period from March 27, 2012 to March 31, 2012, consolidated balance sheet (going concern basis) as of December 31, 2011, unaudited interim consolidated statements of comprehensive loss (going concern basis) and cash flows (going concern basis) for the period from January 1, 2012 to March 27, 2012 and the three months ended March 31, 2011, and the Notes to the Unaudited Consolidated Financial Statements.

99.3	Unaudited pro forma condensed combined financial information, giving effect to our acquisition of substantially all of the assets of Grubb & Ellis.

101	The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2014.

BGC Partners, Inc.

By:	/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, BGC Partners, Inc., in the capacities and on the date or dates indicated.

Signature	Capacity in Which Signed	Date
/S/ HOWARD W. LUTNICK Howard W. Lutnick	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2014

/S/ A. GRAHAM SADLER A. Graham Sadler	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014

/S/ LINDA A. BELL Linda A. Bell	Director	February 28, 2014

/S/ STEPHEN T. CURWOOD Stephen T. Curwood	Director	February 28, 2014

/S/ JOHN H. DALTON John H. Dalton	Director	February 28, 2014

/S/ WILLIAM J. MORAN William J. Moran	Director	February 28, 2014

/S/ ALBERT M. WEIS Albert M. Weis	Director	February 28, 2014

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$67	$27
Investments in subsidiaries	410,778	431,536
Receivables from related parties	229,018	53,621
Note receivable from related party	406,775	413,839
Other assets	70,362	16,387

Total assets	$1,117,000	$915,410

Liabilities and Stockholders’ Equity
Payables to related parties	$191,708	$145,177
Accounts payable, accrued and other liabilities	54,149	22,102
Notes payable and collateralized borrowings	256,775	263,839
Notes payable to related parties	150,000	150,000

Total liabilities	652,632	581,118
Commitments and contingencies (Note 2)
Total stockholders’ equity	464,368	334,292

Total liabilities and stockholders’ equity	$1,117,000	$915,410

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Interest income	$41,419	$33,412	$21,740

Expenses:
Interest expense	47,206	35,911	21,740
Other expenses	725	567	399

Total expenses	47,931	36,478	22,139
Loss from operations before income taxes	(6,512)	(3,066)	(399)
Equity income of subsidiaries	186,868	32,441	24,083
Provision for income taxes	109,432	5,511	3,547

Net income available to common stockholders	$70,924	$23,864	$20,137

Per share data:
Basic earnings per share	$0.37	$0.16	$0.17

Basic weighted-average shares of common stock outstanding	193,694	144,886	116,132

Fully diluted earnings per share	$0.36	$0.16	$0.17

Fully diluted weighted-average shares of common stock outstanding	265,348	280,809	116,514

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$70,924	$23,864	$20,137
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,878)	(430)	(3,471)
Unrealized gain (loss) on securities available for sale	—	—	696

Total other comprehensive loss, net of tax	(1,878)	(430)	(2,775)

Comprehensive income attributable to common stockholders	$69,046	$23,434	$17,362

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common stockholders	$70,924	$23,864	$20,137
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net gains of unconsolidated investments	(186,868)	(32,441)	(24,083)
Deferred tax (benefit) expense	(52,549)	(8,839)	2,394
Decrease (increase) in operating assets:
Receivables from related parties	(92,044)	52,828	(12,954)
Note receivable from related party	11,940	(97,851)	(139,413)
Other assets	(1,425)	(5,782)	(1,557)
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	39,295	16,799	11,928
Payables to related parties	112,207	41,063	60,227

Net cash used in operating activities	(98,520)	(10,359)	(83,321)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(230)	(30,153)	(61,829)
Purchase of notes receivable	—	(22,000)	—
Distribution from equity method investment	—	928	—

Net cash used in investing activities	(230)	(51,225)	(61,829)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(91,395)	(90,590)	(77,244)
Repurchase of Class A common stock	(15,528)	(337)	(392)
Issuance of convertible notes	—	—	155,620
Purchase of capped call	—	—	(11,392)
Proceeds from long-term borrowings	—	108,716	—
Proceeds from collateralized borrowings	—	—	4,986
Repayments of collateralized borrowings	(11,940)	(10,865)	(9,801)
Proceeds from short-term borrowings	—	90,000	30,000
Repayments of short-term borrowings	—	(103,600)	(16,400)
Distributions from subsidiaries	171,980	55,537	45,187
Proceeds from offering of Class A common stock, net	45,673	12,667	15,632
Proceeds from exercises of stock options	—	—	8,812
Other	—	83	90

Net cash provided by financing activities	98,790	61,611	145,098
Net increase (decrease) in cash and cash equivalents	40	27	(52)
Cash and cash equivalents at beginning of period	27	—	52

Cash and cash equivalents at end of period	$67	$27	$—

Supplemental non-cash information:
Issuance of Class A common stock upon exchange of Cantor units	$—	$—	$8,407
Issuance of Class B common stock upon exchange of Cantor units	—	—	8,407
Issuance of Class A common stock upon exchange of limited partnership interests	65,908	90,199	79,115
Issuance of Class A and contingent Class A common stock for acquisitions	1,776	9,026	26,778
Donations with respect to Charity Day	5,720	13,401	12,076
Issuance of Class A common stock upon purchase of notes receivable	—	3,055	—
Use of notes receivable in business acquisition	—	25,617	—

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

2.	Commitments, Contingencies and Guarantees

On various dates beginning in 2009 and most recently in December 2012, subsidiaries of the Company entered into secured loan arrangements, under which they pledged certain fixed assets including furniture, computers and telecommunications equipment in exchange for loans. The principal and interest on this secured loan arrangements are repayable in consecutive monthly installments at a fixed rate of 8.09% per annum with the final payment due in December 2016. During the year ended December 31, 2013, the Company prepaid $26.7 million related to the secured loan arrangements. The outstanding balance of the secured loan was $1.6 million and $26.4 million as of December 31, 2013 and 2012, respectively.

In connection with these secured loan arrangements, the Company provided guarantees of payment and performance of its subsidiaries’ obligations pursuant to the agreements.

As of December 31, 2013, the Company has not been called upon to fulfill any obligations under the guarantees.

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

The Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are currently convertible into approximately 23.7 million shares of Class A common stock. The Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted. The Company recorded interest expense of $13.1 million, $13.1 million and $13.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

On various dates during the years ended December 31, 2010 and 2011, the Company (as Co-Lessee with other related entities) sold certain furniture, equipment and software for $34.2 million, net of costs and concurrently entered into agreements to lease the property back. The principal and interest on the leases were repayable in equal monthly installments for terms of 36 months (software) and 48 months (furniture and equipment) with maturities through September 2014.

During the year ended December 31, 2013, the Company terminated the leases and prepaid the outstanding balance of $7.2 million. As a result of the prepayment, the Company incurred $0.1 million of early termination fees and recognized $0.2 million related to of the acceleration of deferred financing costs.

Because the leases were terminated during the year ended December 31, 2013, the Company had no outstanding balance or fixed assets related to the leases as of December 31, 2013. As of December 31, 2012, the outstanding balance of the leases and the value of the fixed assets were $11.7 million and $8.3 million, respectively. The Company recorded interest expense of $0.7 million, $1.1 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Because assets reverted back to the BGC Partners, Inc. and subsidiaries at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser was included in the BGC Partners, Inc. consolidated balance sheet as a financing obligation, and payments made under the lease were recorded as interest expense (at an effective rate of approximately 6%). Depreciation on these fixed assets was charged to “Occupancy and equipment” in the BGC Partners, Inc. consolidated statements of operations.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”). The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $11.7 million, $11.6 million and $4.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. Upon conversion, the Company will pay or deliver cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. As of December 31, 2013, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.35 as of December 31, 2013, subject to adjustments in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $12.94 per share as of December 31, 2013. The purchase price of the capped call resulted in a decrease to additional paid-in capital of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 15.5 million shares of BGC’s Class A common stock.

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost and the carrying value of the notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense of $9.3 million and $4.8 million for the years ended December 31, 2013 and 2012, respectively. There was no interest expense related to the 8.125% Senior Notes for the year ended December 31, 2011.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

1.1	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 9, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011)

1.2	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated February 15, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

1.3	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated December 12, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2012)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.3	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.4	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

Exhibit Number	Exhibit Title

4.5	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.7	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.8	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.5	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.6	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.7	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.8	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.9	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.10	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.11	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

Exhibit Number	Exhibit Title

10.12	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.13	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.14	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.15	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.16	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.18	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.19	BGC Partners, Inc. Amended and Restated Long Term Incentive Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.20	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.21	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.22	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.23	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.24	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.25	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.26	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title

10.27	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.28	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.29	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.30	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.31	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.32	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.33	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.34	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.35	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.36	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.37	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.38	Employment Agreement, dated as of February 15, 2005, between Sean A. Windeatt and BGC Partners, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.39	Employment Agreement, dated as of November 13, 2008, between Anthony Graham Sadler and Tower Bridge International Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009)

10.40	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.40	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

Exhibit Number	Exhibit Title

10.41	Employment Agreement, dated as of March 31, 2008, between BGC Brokers, L.P. and Shaun D. Lynn (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.42	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.43	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.44	Indenture, dated as of April 1, 2010, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.45	BGC Partners, Inc. 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.46	BGC Holdings, L.P. 8.75% Senior Convertible Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.47	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

10.48	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.49	BGC Partners, Inc. Second Amended and Restated Long Term Incentive Plan dated as of December 14, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2009)

10.50	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.51	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

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

Form 8-K filed with the SEC on March 31, 2010)

10.54	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.55	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

Exhibit Number	Exhibit Title

10.56	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.57	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.58	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.59	Seventh Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of September 9, 2011 and effective as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2011)

10.60	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.61	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.62	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.63	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.64	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.65	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.66	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.67	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.68	Letter Agreement, dated August 3, 2011, between Shaun D. Lynn and BGC Brokers, L.P., amending the Employment Agreement, dated March 31, 2008, as further amended on March 26, 2010, between Shaun D. Lynn and BGC Brokers, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.69	Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2011)

Exhibit Number	Exhibit Title

10.70	Capped Call Confirmation dated July 28, 2011 between Bank of America Merrill Lynch and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.71	Capped Call Confirmation dated July 28, 2011 among Deutsche Bank AG, London Branch, Deutsche Bank Securities Inc., and BGC Partners, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.72	Third Amended and Restated Long Term Incentive Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)

10.73	First Amended and Restated Incentive Bonus Compensation Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)

10.74	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.75	Underwriting Agreement dated as of June 21, 2012, by and among BGC Partners, Inc., Wells Fargo Securities, LLC, and certain other Underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.76	Indenture, dated as of June 26, 2012, between BGC partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 8.125% Senior Notes due 2042 (incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.77	First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.78	First Amendment to Credit Agreement, dated October 11, 2012, to that certain Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.79	Second Amended and Restated Asset Purchase Agreement, dated April 13, 2012, by and among BGC Partners, Inc., Grubb & Ellis Company, and certain subsidiaries of Grubb & Ellis Company that are signatories thereto (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.80	Eighth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of December 17, 2012 and effective as of December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.83	Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.84	Deed of Adherence, dated January 9, 2013, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

Exhibit Number	Exhibit Title

10.85	Deed of Adherence, dated December 31, 2012, between A. Graham Sadler and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.85 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2012)

10.86	Amendment No. 1, dated as of March 28, 2013, to the Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013)

10.87	Fourth Amended and Restated Long Term Incentive Plan, dated June 4, 2013 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2013)

10.88	Second Amendment to Credit Agreement and Waiver, dated as of June 20, 2013, by and among BGC Partners, Inc., the several financial institutions from time to time party thereto, as Lenders, and the Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.89	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.90	Third Amendment, dated as of September 12, 2013, to Credit Agreement, dated as of June 23, 2011, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.91	Ninth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of November 6, 2013 (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013)

10.92	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

21.1	List of subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernst & Young LLP, independent auditors.

23.2	Consent of Ernst & Young LLP, independent auditors.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited consolidated statements of financial condition of Grubb & Ellis as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareowners’ (deficit) equity and cash flows for each of the years ended December 31, 2011, 2010 and 2009, and the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm.

Exhibit Number	Exhibit Title

99.2	Unaudited interim consolidated statement of net assets in liquidation (liquidation basis) of Grubb & Ellis as of March 31, 2012, unaudited interim consolidated statement of changes in net assets in liquidation (liquidation basis) for the period from March 27, 2012 to March 31, 2012, consolidated balance sheet (going concern basis) as of December 31, 2011, unaudited interim consolidated statements of comprehensive loss (going concern basis) and cash flows (going concern basis) for the period from January 1, 2012 to March 27, 2012 and the three months ended March 31, 2011, and the Notes to the Unaudited Consolidated Financial Statements.

99.3	Unaudited pro forma condensed combined financial information, giving effect to our acquisition of substantially all of the assets of Grubb & Ellis.

101	The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements.