Form 10-Q
period 2014-03-31
BGC Partners, Inc.
filed 2014-05-12
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On May 2, 2014, the registrant had 184,119,720 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below and may impact either or both of our operating segments:

•	market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets and markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing and commissions and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;

•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;

•	our relationships with Cantor Fitzgerald, L.P. and its affiliates (“Cantor”), including Cantor Fitzgerald & Co. (“CF&Co”) and Cantor Commercial Real Estate Company, L.P. (“CCRE”), any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, CF&Co’s acting as our sales agent under our controlled equity or other offerings, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments or cash management vehicles placed by or recommended by CF&Co, and any services by CCRE with respect to finding and reviewing suitable acquisition or partner candidates, structuring transactions, and negotiating and due diligence services;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks, and the impact of natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•	the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political impasses;

•	the effect on our businesses of reductions in overall industry volumes in certain of our products as a result of Federal Reserve Board quantitative easing, the tapering of quantitative easing, and other factors, including the level and timing of governmental debt issuances and outstanding amounts;

•	the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other financial institutions;

•	extensive regulation of our businesses, changes in regulations relating to the financial services, commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, fines, penalties, sanctions, enhanced oversight, increased financial and capital requirements, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•	factors related to specific transactions or series of transactions, including credit, performance, and unmatched principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•	costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received;

•	certain financial risks, including the possibility of future losses, reduced cash flows from operations, and the need for long-term borrowings or other sources of cash, related to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks, increased borrowing costs, as well as interest and currency rate fluctuations;

•	risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments or cash management vehicles and collectability of loan balances owed to us by partners, employees, or others;

•	our ability to enter new markets or develop new products, trading desks, marketplaces, or services and to induce customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•	our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our real estate services business, the anticipated benefits of any such transactions or relationships and the future impact of any such transactions or relationships on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

•	our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, managers, and other professionals;

•	our ability to expand the use of technology for hybrid and fully electronic trading in our product offerings;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•	our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, procedures, operations and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•	information technology implementation issues, capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents;

•	the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity offerings or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•	our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P. (“BGC Holdings”) or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•	the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable debt securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% convertible notes and counterparties to our capped call transactions, and resales of shares of our Class A common stock acquired from us or Cantor, including pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our convertible notes, conversions or exchanges of our convertible or exchangeable debt securities, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

The foregoing risks and uncertainties, as well as any risks and uncertainties discussed under the headings “Part II, Item 1A—Risk Factors,” “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part I, Item 3—Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this Form 10-Q, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the Securities and Exchange Commission (the “SEC”), and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$639,018	$716,919
Cash segregated under regulatory requirements	15,573	8,687
Securities owned	36,541	33,119
Securities borrowed	2,735	—
Marketable securities	41,653	45,002
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,383,984	349,915
Accrued commissions receivable, net	277,402	265,920
Loans, forgivable loans and other receivables from employees and partners, net	137,566	142,769
Fixed assets, net	119,745	127,615
Investments	15,522	17,703
Goodwill	171,415	163,339
Other intangible assets, net	17,741	18,180
Receivables from related parties	7,865	15,211
Other assets	206,134	174,984

Total assets	$3,072,894	$2,079,363

Liabilities, Redeemable Partnership Interest, and Equity
Accrued compensation	$200,862	$187,855
Securities sold, not yet purchased	1,866	2,031
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,335,502	303,549
Payables to related parties	19,842	15,382
Accounts payable, accrued and other liabilities	359,825	392,525
Notes payable and collateralized borrowings	257,957	258,356
Notes payable to related parties	150,000	150,000

Total liabilities	2,325,854	1,309,698
Commitments and contingencies (Note 18)
Redeemable partnership interest	66,997	66,918
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 209,138 and 202,671 shares issued at March 31, 2014 and December 31, 2013, respectively; and 185,166 and 181,583 shares outstanding at March 31, 2014 and December 31, 2013, respectively	2,091	2,027
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 shares issued and outstanding at March 31, 2014 and December 31, 2013, convertible into Class A common stock	348	348
Additional paid-in capital	762,809	745,678
Contingent Class A common stock	11,713	12,051
Treasury stock, at cost: 23,971 and 21,088 shares of Class A common stock at March 31, 2014 and December 31, 2013, respectively	(136,238)	(121,753)
Retained deficit	(186,291)	(167,923)
Accumulated other comprehensive loss	(5,809)	(6,060)

Total stockholders’ equity	448,623	464,368

Noncontrolling interest in subsidiaries	231,420	238,379

Total equity	680,043	702,747

Total liabilities, redeemable partnership interest, and equity	$3,072,894	$2,079,363

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Commissions	$303,598	$298,704
Principal transactions	79,507	87,997
Real estate management services	39,826	39,338
Fees from related parties	7,032	13,148
Market data	1,634	4,125
Software solutions	701	2,566
Interest income	2,072	1,548
Other revenues	8,196	831
Losses on equity method investments	(2,275)	(3,288)

Total revenues	440,291	444,969
Expenses:
Compensation and employee benefits	275,299	278,808
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	31,323	18,022

Total compensation and employee benefits	306,622	296,830
Occupancy and equipment	40,921	39,227
Fees to related parties	1,807	2,843
Professional and consulting fees	11,089	14,941
Communications	20,458	24,341
Selling and promotion	18,025	20,315
Commissions and floor brokerage	4,206	5,771
Interest expense	9,335	9,700
Other expenses	16,582	17,304

Total expenses	429,045	431,272
Income from operations before income taxes	11,246	13,697
Provision for income taxes	744	3,095

Consolidated net income	$10,502	$10,602

Less: Net income attributable to noncontrolling interest in subsidiaries	2,494	3,604

Net income available to common stockholders	$8,008	$6,998

Per share data:
Basic earnings per share
Net income available to common stockholders	$8,008	$6,998

Basic earnings per share	$0.04	$0.04

Basic weighted-average shares of common stock outstanding	220,608	163,225

Fully diluted earnings per share
Net income for fully diluted shares	$11,558	$13,546

Fully diluted earnings per share	$0.04	$0.04

Fully diluted weighted-average shares of common stock outstanding	322,074	317,823

Dividends declared per share of common stock	$0.12	$0.12

Dividends declared and paid per share of common stock	$0.12	$0.12

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Consolidated net income	$10,502	$10,602
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	729	(866)
Unrealized loss on securities available-for-sale	(433)	—

Total other comprehensive income (loss), net of tax	296	(866)

Comprehensive income	10,798	9,736
Less: comprehensive income attributable to noncontrolling interest in subsidiaries, net of tax	2,539	3,473

Comprehensive income attributable to common stockholders	$8,259	$6,263

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$10,502	$10,602
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	10,819	12,569
Employee loan amortization and reserves on employee loans	7,090	9,459
Equity-based compensation and allocations of net income to limited partnership units and FPUs	34,314	22,555
Losses on equity method investments	2,275	3,288
Accretion of discount on convertible notes	1,200	1,207
Unrealized loss on marketable securities	2,838	—
Impairment of fixed assets	3,249	413
Deferred tax (benefit) provision	552	(6,654)
Sublease provision adjustment	1,455	—
Other	—	(145)

Consolidated net income, adjusted for non-cash and non-operating items	74,294	53,294
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,033,649)	(895,254)
Loans, forgivable loans and other receivables from employees and partners, net	(1,696)	(2,446)
Accrued commissions receivable, net	(11,176)	(23,988)
Securities borrowed	(2,735)	—
Securities owned	(3,422)	(156)
Receivables from related parties	6,882	2,338
Cash segregated under regulatory requirements	(6,886)	373
Other assets	(30,416)	(7,134)
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,031,984	858,278
Payables to related parties	4,335	12,006
Securities sold, not yet purchased	(165)	—
Accounts payable, accrued and other liabilities	(35,083)	872
Accrued compensation	7,797	9,334

Net cash provided by operating activities	$64	$7,517
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(3,315)	$(6,641)
Capitalization of software development costs	(2,534)	(3,909)
Purchase of equity method investments	(113)	(407)
Payments for acquisitions, net of cash acquired	(4,733)	(214)
Capitalization of trademarks, patent defense and registration costs	(123)	(380)

Net cash provided by (used in) investing activities	$(10,818)	$(11,551)

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of collateral borrowings	(1,601)	(6,150)
Earnings distributions to noncontrolling interests	(12,151)	(19,718)
Redemption of limited partnership interests	(7,111)	(2,609)
Repurchase of limited partnership units	(897)	—
Dividends to stockholders	(26,376)	(19,612)
Proceeds from offering of Class A common stock, net	—	3,239
Repurchase of Class A common stock	(19,135)	—

Net cash provided by (used in) financing activities	(67,271)	(44,850)
Effect of exchange rate changes on cash and cash equivalents	124	(1,111)

Net decrease in cash and cash equivalents	(77,901)	(49,995)
Cash and cash equivalents at beginning of period	716,919	388,409

Cash and cash equivalents at end of period	$639,018	$338,414

Supplemental cash information:
Cash paid during the period for taxes	$49,731	$7,570
Cash paid during the period for interest	$6,654	7,012
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$22,123	$23,747

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2013

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2013	$1,419	$348	$575,381	$18,868	$(110,090)	$(147,452)	$(4,182)	$93,120	$427,412
Consolidated net income	—	—	—	—	—	70,924	—	102,831	173,755
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,878)	(313)	(2,191)
Equity-based compensation, 909,407 shares	9	—	2,809	—	—	—	—	1,800	4,618
Dividends to common stockholders	—	—	—	—	—	(91,395)	—	—	(91,395)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(89,482)	(89,482)
Grant of exchangeability and redemption of limited partnership interests, issuance of 55,953,246 shares	560	—	151,551	—	—	—	—	141,821	293,932
Issuance of Class A common stock (net of costs), 1,053,842 shares	11	—	4,133	—	—	—	—	1,865	6,009
Redemption of FPUs, 1,373,065 units	—	—	—	—	—	—	—	(2,050)	(2,050)
Repurchase of Class A common stock, 3,046,857 shares	—	—	—	—	(11,663)	—	—	(3,865)	(15,528)
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(938)	(938)
Issuance of contingent and Class A common stock for acquisitions, 2,799,604 shares	27	—	9,493	(6,817)	—	—	—	(927)	1,776
Purchases of Newmark noncontrolling interest	—	—	(2,540)	—	—	—	—	(6,827)	(9,367)
Other	1	—	4,851	—	—	—	—	1,344	6,196

Balance, December 31, 2013	$2,027	$348	$745,678	$12,051	$(121,753)	$(167,923)	$(6,060)	$238,379	$702,747

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Three Months Ended March 31, 2014

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2014	$2,027	$348	$745,678	$12,051	$(121,753)	$(167,923)	$(6,060)	$238,379	$702,747
Consolidated net income	—	—	—	—	—	8,008	—	2,494	10,502
Other comprehensive income, net of tax	—	—	—	—	—	—	251	45	296
Equity-based compensation, 630,028 shares	6	—	1,330	—	—	—	—	589	1,925
Dividends to common stockholders	—	—	—	—	—	(26,376)	—	—	(26,376)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(12,030)	(12,030)
Grant of exchangeability and redemption of limited partnership interests, issuance of 3,106,019 shares	31	—	15,389	—	—	—	—	7,108	22,528
Issuance of Class A common stock (net of costs), 11,701 shares	—	—	60	—	—	—	—	19	79
Redemption of FPUs, 132,768 units	—	—	—	—	—	—	—	(530)	(530)
Repurchase of Class A common stock, 2,883,418 shares	—	—	—	—	(14,485)	—	—	(4,650)	(19,135)
Issuance of contingent and Class A common stock for acquisitions, 100,325 shares	1	—	337	(338)	—	—	—	—	—
Purchases of Newmark noncontrolling interest	—	—	(16)	—	—	—	—	(24)	(40)
Other	26	—	31	—	—	—	—	20	77

Balance, March 31, 2014	$2,091	$348	$762,809	$11,713	$(136,238)	$(186,291)	$(5,809)	$231,420	$680,043

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

Newmark Grubb Knight Frank (“NGKF”) is a full-service commercial real estate platform that comprises the Company’s Real Estate Services segment, offering commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and financial services, consulting, project and development management, and property and facilities management.

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

The Company has from time-to-time entered into hedging transactions using derivative contracts to minimize the effect of price changes of the NASDAQ OMX shares we own (see Note 10—“Derivatives”). The Company does not designate such derivative contracts as hedges for accounting purposes. The change in fair value of these derivative contracts is included as part of “Other revenues” in the Company’s unaudited condensed consolidated statements of operations, with the related fair value of the derivative contracts reflected as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition.

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

The unaudited condensed consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed unaudited condensed consolidated statements of financial condition, the unaudited condensed consolidated statements of operations, the unaudited condensed consolidated statements of comprehensive income, the unaudited condensed consolidated statements of cash flows and the unaudited condensed consolidated statements of changes in equity of the Company for the periods presented.

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

In connection with the transaction, the Company entered into a transition services agreement, under which the Company will provide certain services to NASDAQ OMX over a period ranging from 12 to 18 months. The Company attributed approximately $2.9 million of the proceeds from the sale to the transition services agreement, which will be recognized as revenue over a period of 12 months. For the quarter ended March 31, 2014, the Company recognized approximately $750 thousand of revenue with respect to this transition services agreement, which is included in “Other revenues” in the Company’s unaudited condensed consolidated statements of operations.

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

Founding/Working Partner Units

Founding/working partners have a limited partnership interest in BGC Holdings. The Company accounts for founding/working partner units (“FPUs”) outside of permanent capital, as “Redeemable partnership interest,” in the Company’s unaudited condensed consolidated statements of financial condition. This classification is applicable to founding/working partner units because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer.

Founding/working partner units are held by limited partners who are employees and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a component of compensation expense under “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

Limited Partnership Units

Certain employees hold limited partnership interests in BGC Holdings (e.g., REUs, RPUs, PSUs, PSIs and LPUs, collectively the “limited partnership units”). Generally, such units receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

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

4.	Acquisitions

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

In February 2014, the Company acquired select assets and liabilities of Heat Energy Group, LLC (“HEAT”), an independent over-the-counter energy brokerage company focused on the regional term power markets and natural gas swaps. HEAT specializes in electricity and power broking and has offices in New York, New Jersey and Florida.

The results of operations of the Company’s acquisitions have been included in the Company’s unaudited condensed consolidated financial statements subsequent to their respective dates of acquisition. The Company expects to finalize its analysis with respect to acquisitions within the first year after the completion of the transaction, and therefore adjustments to preliminary allocations may occur.

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

The Company’s earnings for the three months ended March 31, 2014, and 2013 were allocated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income available to common stockholders	$8,008	$6,998
Allocation of income to limited partnership interests in BGC Holdings	$3,871	$10,957

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Basic earnings per share:
Net income available to common stockholders	$8,008	$6,998

Basic weighted-average shares of common stock outstanding	220,608	163,225

Basic earnings per share	$0.04	$0.04

Fully diluted EPS is calculated utilizing net income available for common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on the Convertible Notes, if applicable (see Note 16—“Notes Payable, Collateralized and Short-Term Borrowings”), and expense related to dividend equivalents for certain RSUs, if applicable, as the numerator. The denominator is comprised of the Company’s weighted-average outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of common stock, including Convertible Notes, stock options and RSUs. Except for the Preferred Units, the limited partnership interests generally are potentially exchangeable into shares of Class A common stock and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Fully diluted earnings per share:
Net income available to common stockholders	$8,008	$6,998
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	3,548	6,545
Interest expense on convertible notes, net of tax	—	—
Dividend equivalent expense on RSUs, net of tax	2	3

Net income for fully diluted shares	$11,558	$13,546

Weighted-average shares:
Common stock outstanding	220,608	163,225
Limited partnership interests in BGC Holdings	100,036	153,317
RSUs (Treasury stock method)	925	577
Other	505	704

Fully diluted weighted-average shares of common stock outstanding	322,074	317,823

Fully diluted earnings per share	$0.04	$0.04

For the three months ended March 31, 2014 and 2013, respectively, approximately 44.7 million and 47.6 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended March 31, 2014 included, on a weighted-average basis, 40.0 million shares underlying Convertible Notes and 4.7 million other securities or other contracts to issue shares of common stock.

Additionally, as of March 31, 2014 and 2013, respectively, approximately 4.6 million and 5.9 million shares of contingent Class A common stock were excluded from the EPS computations because the conditions for issuance had not been met by the end of the respective periods.

6.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Shares outstanding at beginning of period	181,583,001	123,913,759
Share issuances:
Redemptions and exchanges of limited partnership interests (1)	5,724,474	5,339,482
Vesting of restricted stock units (RSUs)	630,028	491,822
Other issuances of Class A common stock (2)	112,026	1,128,518
Treasury stock repurchases	(2,883,418)	—

Shares outstanding at end of period	185,166,111	130,873,581

(1)	The issuances related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
(2)	The Company did not issue shares of Class A common stock for general corporate purposes during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company issued an aggregate of 1,113,663 shares of Class A common stock for general corporate purposes.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the three months ended March 31, 2014 and 2013.

Controlled Equity Offering

On December 12, 2012, the Company entered into a controlled equity offering sales agreement (the “December 2012 Sales Agreement”) with Cantor Fitzgerald & Co. (“CF&Co”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its controlled equity offering sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under the December 2012 Sales Agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of March 31, 2014, the Company has sold 12,581,638 shares of Class A common stock under the December 2012 Sales Agreement.

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. On July 30, 2013, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $250 million. As of March 31, 2014, the Company had approximately $177.9 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares or redeem units.

The table below represents unit redemption and share repurchase activity for the three months ended March 31, 2014:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions (1)
January 1, 2014—March 31, 2014	2,369,681	$6.35

Repurchases (2)
January 1, 2014—January 31, 2014	1,370,106	$6.40
February 1, 2014—February 28, 2014	326,293	6.59
March 1, 2014—March 31, 2014	1,187,019	6.92

Total Repurchases	2,883,418	$6.64

Total Redemptions and Repurchases	5,253,099	$6.51	$177,871,365

(1)	During the three months ended March 31, 2014, the Company redeemed approximately 2.3 million limited partnership units at an average price of $6.33 per unit and approximately 0.1 million FPUs at an average price of $6.75 per unit. During the three months ended March 31, 2013, the Company redeemed approximately 4.5 million limited partnership units at an average price of $4.25 per unit and approximately 0.7 million FPUs at an average price of $3.58 per unit.
(2)	During the three months ended March 31, 2014, the Company repurchased approximately 2.9 million shares of its Class A common stock at an aggregate purchase price of approximately $19.1 million for an average price of $6.64 per share. During the three months ended March 31, 2013, the Company did not repurchase any shares of its Class A common stock.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$66,918	$78,839
Consolidated net income allocated to FPUs	701	1,466
Earnings distributions	(121)	(14)
Re-allocation of equity due to additional investment by founding/working partners	—	938
FPUs exchanged	(134)	(387)
FPUs redeemed	(366)	(1,951)
Other	(1)	—

Balance at end of period	$66,997	$78,891

7.	Securities Owned and Securities Sold, Not Yet Purchased

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $36.5 million and $33.1 million as of March 31, 2014 and December 31, 2013, respectively. Total securities sold, not yet purchased was $1.9 million and $2.0 million as of March 31, 2014 and December 31, 2013, respectively.

8.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $41.7 million and $45.0 million as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, $5.0 million and $5.5 million, respectively, related to securities classified as available-for-sale and accordingly are recorded at fair value. Unrealized gains or losses on marketable securities classified as available-for-sale are included as part of “Accumulated other comprehensive loss” in the Company’s consolidated statements of financial condition. The remaining balance is comprised of trading securities which are measured at fair value, with any changes in fair value recognized currently in earnings.

9.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company has entered to minimize the effect of price changes of the Company’s NASDAQ OMX shares (see Note 10—“Derivatives”). The receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$1,189,004	$258,569
Customer receivables	126,485	28,860
Cash and cash equivalents held at clearing organizations	52,836	46,684
Other receivables from broker-dealers and customers	10,468	12,204
Net pending trades	4,595	1,964
Open derivative contracts	596	1,634

Total	$1,383,984	$349,915

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$1,195,791	$203,206
Customer payables	88,142	22,889
Payables to clearing organizations	7,646	62,976
Other payables to broker-dealers and customers	43,246	12,627
Open derivative contracts	677	1,851

Total	$1,335,502	$303,549

A portion of these receivables and payables are with Cantor. See Note 12—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of March 31, 2014 have subsequently settled at the contracted amounts.

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$466	$—	$445	$—
Foreign exchange swaps	130	677	501	926
Equity options	—	—	688	925

Total	$596	$677	$1,634	$1,851

The notional amounts of these derivative contracts at March 31, 2014 and December 31, 2013 were $264.4 million and $344.9 million, respectively. The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. All of the Company’s foreign exchange swaps are with Cantor. See Note 12—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position at March 31, 2014 was $596 thousand.

The change in fair value of interest rate swaps and foreign exchange swaps is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations, and the change in fair value of equity options is included as part of “Other revenues” in the Company’s unaudited condensed consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
Derivative contract	2014	2013
Interest rate swaps	$6	$7
Foreign exchange swaps	(57)	(1)
Equity options	615	—

Gain	$564	$6

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

11.	Fair Value of Financial Assets and Liabilities

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at March 31, 2014 (in thousands):

	Assets at Fair Value at March 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$34,523	$—	$—	$—	$34,523
Marketable securities	41,653	—	—	—	41,653
Interest rate swaps	—	466	—	—	466
Foreign exchange swaps	—	130	—	—	130
Securities owned – Equities	2,018	—	—	—	2,018

Total	$78,194	$596	$—	$—	$78,790

	Liabilities at Fair Value at March 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$677	$—	$—	$677
Securities sold, not yet purchased – Equities	1,866	—	—	—	1,866

Total	$1,866	$677	$—	$—	$2,543

The following tables set forth by level within the fair value hierarchy financial assets and liabilities, including marketable securities and those pledged as collateral, accounted for at fair value under FASB guidance at December 31, 2013 (in thousands):

	Assets at Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,027	$—	$—	$—	$32,027
Marketable securities	45,002	—	—	—	45,002
Interest rate swaps	—	445	—	—	445
Foreign exchange swaps	—	501	—	—	501
Equity options	688	—	—	—	688
Securities owned – Equities	1,092	—	—	—	1,092

Total	$78,809	$946	$—	$—	$79,755

	Liabilities at Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$926	$—	$—	$926
Equity options	925	—	—	—	925
Securities sold, not yet purchased – Equities	2,031	—	—	—	2,031

Total	$2,956	$926	$—	$—	$3,882

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
			Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset
Assets	Gross Amounts	Gross Amounts Offset		Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swaps	$653	$187	$466	$—	$—	$466
Foreign exchange swaps	179	49	130	—	—	130

Total	$832	$236	$596	$—	$—	$596

Liabilities
Interest rate swaps	$187	$187	$—	$—	$—	$—
Foreign exchange swaps	726	49	677	—	—	677

Total	$913	$236	$677	$—	$—	$677

	December 31, 2013
			Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset
Assets	Gross Amounts	Gross Amounts Offset		Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swaps	$639	$194	$445	$—	$—	$445
Foreign exchange swaps	568	67	501	—	—	501
Equity options	688	—	688	—	—	688

Total	$1,895	$261	$1,634	$—	$—	$1,634

Liabilities

Interest rate swaps	$194	$194	$—	$—	$—	$—
Foreign exchange swaps	993	67	926	—	—	926
Equity options	925	—	925	—	—	925

Total	$2,112	$261	$1,851	$—	$—	$1,851

All of the Company’s foreign exchange swaps are with Cantor. See Note 12—“Related Party Transactions,” for additional information related to these transactions.

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

The Company, together with other leading financial institutions, formed ELX, a limited partnership that has established a fully electronic futures exchange. The Company accounts for ELX under the equity method of accounting (see Note 13— “Investments” for more details). During the three months ended March 31, 2014, the Company made no capital contributions to ELX. During the year ended December 31, 2012, the Company made a $16.0 million capital contribution to ELX. On March 28, 2012, the Company entered into a credit agreement with ELX, whereby the Company has agreed to lend ELX up to $16.0 million. As of December 31, 2013, the Company had not loaned ELX any amounts under this agreement. The commitment period for this credit facility extends through March 28, 2015. The Company has entered into a technology services agreement with ELX pursuant to which the Company provided software technology licenses, monthly maintenance support and other technology services as requested by ELX. As part of the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”), the Company sold the technology services agreement with ELX to NASDAQ OMX. In addition, in connection with the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”), the Company has guaranteed all payment obligations of ELX through December 31, 2014 under the Amended and Restated Technology Services Agreement, dated as of March 28, 2012, by and between eSpeed Technology Services L.P. and ELX Futures L.P.

For the three months ended March 31, 2014 and 2013, the Company recognized related party revenues of $7.0 million and $13.1 million, respectively, for the services provided to Cantor and ELX. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended March 31, 2014 and 2013, the Company was charged $7.6 million and $8.0 million, respectively, for the services provided by Cantor and its affiliates, of which $5.7 million and $5.2 million, respectively, were to cover compensation to leased employees for the three months ended March 31, 2014 and 2013. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended March 31, 2014, Cantor’s share of the net profit in Tower Bridge was $0.2 million as compared to a net loss of $0.2 million for the three months ended March 31, 2013. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

Reverse Repurchase Agreements with Cantor

From time to time, the Company has entered into reverse repurchase agreements with Cantor, whereby the Company has received agency mortgage-backed securities and similar quality securities as collateral. The Company did not have any reverse repurchase agreements with Cantor as of either March 31, 2014 or 2013. During the three months ended March 31, 2014 and 2013, the Company did not recognize any interest income related to reverse repurchase agreements with Cantor.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of March 31, 2014, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended March 31, 2014 and 2013, the Company recognized its share of foreign exchange gains of $336 thousand and losses of $565 thousand, respectively, which are included as part of “Other expenses” in the Company’s consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less than favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of March 31, 2014 and December 31, 2013, the Company had $175 million and $250 million, respectively, invested in the program, which is recorded in “Cash and cash equivalents” in the Company’s consolidated statements of financial condition.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of March 31, 2014 and December 31, 2013, the Company had receivables from Freedom International Brokerage of $3.4 million and $2.6 million, respectively. As of March 31, 2014 and December 31, 2013, the Company had $0.1 million and $0.5 million, respectively, in receivables from Cantor related to open derivative contracts. As of March 31, 2014 and December 31, 2013, the Company had $0.7 million and $0.9 million, respectively, in payables to Cantor related to open derivative contracts.

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

As of March 31, 2014 and December 31, 2013, the aggregate balance of employee loans, net of reserve, was $137.6 million and $142.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the three months ended March 31, 2014 and 2013 was $7.1 million and $9.5 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $3.3 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively. See Note 16—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into controlled equity offering sales agreements with CF&Co, as the Company’s sales agent. For the three months ended March 31, 2014 and 2013, the Company was charged approximately $0.2 million and $0.5 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

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

On June 28, 2013, the Company completed the sale (the “NASDAQ OMX Transaction”) of certain assets to NASDAQ OMX. The NASDAQ OMX Transaction occurred pursuant to a Purchase Agreement, dated as of April 1, 2013 (the “Purchase Agreement”). In the Purchase Agreement, the Company and Cantor agreed, subject to certain exceptions, not to engage in the business of fully electronic brokerage of benchmark on-the-run U.S. Treasuries and certain transactions in first off-the-run U.S. Treasuries for three years after the closing. The Company and Cantor received from NASDAQ OMX a perpetual and royalty-free market data license and granted to NASDAQ OMX a non-exclusive, irrevocable, royalty-free right and license to use any patents owned in the businesses covered by the Purchased Assets for U.S. Treasury securities transactions. CF&Co also agreed to provide NASDAQ OMX with certain clearing and broker-dealer services for up to nine months following the closing.

During the three months ended March 31, 2014 and 2013, the Company did not record any underwriting or advisory fees payable to CF&Co.

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

During the three months ended March 31, 2014 and the year ended December 31, 2013, Cantor did not purchase any exchangeable limited partnership interests from BGC Holdings.

As of March 31, 2014, there were 2,864,828 non-exchangeable FPUs remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

On January 21, 2014, the Compensation Committee authorized the acceleration of restrictions with respect to an aggregate of 1,254,723 shares of restricted Class A common stock held by the Company’s executive officers as follows: Mr. Lutnick, 628,872 shares (Mr. Lutnick does not currently intend to sell any of these shares); Mr. Lynn, 424,347 shares; Mr. Merkel, 14,689 shares; Mr. Windeatt, 146,843 shares; and Mr. Sadler, 39,972 shares. The Compensation Committee authorized the Company to repurchase any or all of such shares from the executive officers at a price of $6.51 per share, which was the closing price of our Class A common stock on January 21, 2014.

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

13.	Investments

Equity Method Investments

	March 31, 2014	December 31, 2013
Equity method investments (in thousands)	$15,522	$17,703

The Company’s share of losses related to its equity method investments was $2.3 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively. The Company’s share of the losses is reflected in “Losses on equity method investments” in the Company’s unaudited condensed consolidated statements of operations.

In June 2013, the Company acquired a controlling interest in an entity that had previously been accounted for using the equity method. This transaction resulted in the consolidation of the entity in the Company’s unaudited condensed consolidated financial statements (see Note 4—“Acquisitions”).

Summarized condensed financial information for the Company’s equity method investments is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Statements of operations:
Total revenues	$11,841	$11,695
Total expenses	14,726	16,818

Net loss	$(2,885)	$(5,123)

	March 31,
	2014	2013
Statements of financial condition:
Cash and cash equivalents	$12,619	$21,200
Fixed assets, net	2,181	12,001
Other assets	6,014	8,022

Total assets	$20,814	$41,223

Payables to related parties	2,453	16,292
Other liabilities	9,345	6,436
Total equity and partners’ capital	9,016	18,495

Total liabilities, equity and partners’ capital	$20,814	$41,223

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of March 31, 2014 and December 31, 2013. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	March 31, 2014		December 31, 2013
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities (1)	$5,232	$22,212	$7,329	$24,309

(1)	In addition to its equity method investments, the Company has entered into a credit agreement to lend one of its VIEs (ELX) up to $16.0 million. The commitment period for such credit facility extends through March 28, 2015. Additionally, the Company has entered into a subordinated loan agreement with another of its VIEs (Aqua), whereby the Company agreed to lend the principal sum of $980 thousand. As of March 31, 2014, the Company’s maximum exposure to loss with respect to its VIEs is the sum of its equity investment in such VIEs plus the $16.0 million credit facility and the $980 thousand subordinated loan. Additionally, in connection with the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”), the Company has guaranteed all payment obligations of ELX through December 31, 2014 under the Amended and Restated Technology Services Agreement, dated as of March 28, 2012, by and between eSpeed Technology Services L.P. and ELX Futures L.P.

14.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Computer and communications equipment	$136,801	$156,835
Software, including software development costs	109,505	109,453
Leasehold improvements and other fixed assets	101,803	113,012

	348,109	379,300
Less: accumulated depreciation and amortization	228,364	251,685

Fixed assets, net	$119,745	$127,615

Depreciation expense was $7.8 million and $9.0 million for three months ended March 31, 2014 and 2013, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

For the three months ended March 31, 2014 and 2013, software development costs totaling $2.5 million and $3.9 million, respectively, were capitalized. Amortization of software development costs totaled $2.4 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $3.2 million and $0.4 million were recorded for the three months ended March 31, 2014 and 2013, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

As a result of the sale of eSpeed, the Company sold fixed assets with a carrying value of approximately $13.5 million (see Note 2—“Divestiture”).

15.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2014 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2013	$85,163	$78,176	$163,339
Acquisitions	7,791	—	7,791
Cumulative translation adjustment	285	—	285

Balance at March 31, 2014	$93,239	$78,176	$171,415

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets. See Note 4—“Acquisitions” for more information on the Company’s acquisitions.

Other intangible assets consisted of the following (in thousands):

	March 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,112	$5,824	$1,288	1.8
Acquired intangibles	14,491	12,254	2,237	2.9
Noncompete agreements	1,790	1,100	690	1.5
All other	2,516	1,175	1,341	4.8

Total definite life intangible assets	25,909	20,353	5,556	2.9
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$38,094	$20,353	$17,741	2.9

	December 31, 2013
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,006	$5,594	$1,412	2.4
Acquired intangibles	14,474	12,081	2,393	3.1
Noncompete agreements	1,790	988	802	1.8
All other	2,443	1,055	1,388	5.2

Total definite life intangible assets	25,713	19,718	5,995	3.2
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$37,898	$19,718	$18,180	3.2

Intangible amortization expense was $0.6 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

The estimated future amortization expense of definite life intangible assets as of March 31, 2014 is as follows (in millions):

2014	$1.9
2015	1.7
2016	0.9
2017	0.7
2018	0.3
2019 and thereafter	0.1

Total	$5.6

16.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
8.75% Convertible Notes	$150,000	$150,000
4.50% Convertible Notes	149,021	147,870
8.125% Senior Notes	108,936	108,904
Collateralized borrowings	—	1,582

Total	$407,957	$408,356

The Company’s Convertible Notes and 8.125% Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Convertible Notes and 8.125% Senior Notes were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% Convertible Notes	$150,000	$181,230	$150,000	$177,101
4.50% Convertible Notes	149,021	169,600	147,870	167,600
8.125% Senior Notes	108,936	120,555	108,904	116,460

Total	$407,957	$471,385	$406,774	$461,161

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

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and were convertible into 23,807,256 million shares of Class A common stock as of March 31, 2014. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.3 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 158.7150 shares of Class A common stock per $1,000 principal amount of notes, subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016. The 4.50% Convertible Notes are general senior unsecured obligations of the Company. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $3.0 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively.

As of December 31, 2013, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. Upon conversion, the Company will pay or deliver cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. As of March 31, 2014, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.42 as of March 31, 2014, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $13.03 per share as of March 31, 2014. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 15.4 million shares of BGC’s Class A common stock as of March 31, 2014, subject to adjustment in certain circumstances.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Principal amount of debt component	$160,000	$160,000	$150,000	$150,000
Unamortized discount	(10,979)	(12,130)	—	—
Carrying amount of debt component	149,021	147,870	150,000	150,000
Equity component	18,972	18,972	—	—
Effective interest rate	7.61%	7.61%	8.75%	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016	4/15/2015	4/15/2015
Conversion price	$9.84	$9.84	$6.30	$6.32
Number of shares to be delivered upon conversion	16,260,160	16,260,160	23,807,256	23,738,219
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—	$5,699	$—

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the three months ended		For the three months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Coupon interest	$1,800	$1,800	$3,281	$3,281
Amortization of discount	1,151	1,116	—	—

Total interest expense	$2,951	$2,916	$3,281	$3,281

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $2.3 million and $2.3 million, for the three months ended March 31, 2014 and 2013, respectively.

Collateralized Borrowings

Secured loan arrangements

On various dates beginning in 2009 and most recently in December 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets as security for loans. The secured loan arrangements had fixed rates between 2.62% and

8.09% per annum and were repayable in consecutive monthly installments with the final payments due in December 2016. During the three months ended March 31, 2014, the Company prepaid $1.5 million related to the secured loan arrangements; therefore, the Company did not have any secured loan arrangements outstanding as of March 31, 2014. The outstanding balance of the secured loan arrangements was $1.6 million as of December 31, 2013. The value of the fixed assets pledged was $1.5 million as of December 31, 2013. The Company recorded interest expense related to the secured loan arrangements of $4 thousand and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

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

During the year ended December 31, 2013, the Company terminated the leases and prepaid the outstanding balance of $7.2 million. Because the leases were terminated during the year ended December 31, 2013, the Company had no outstanding balance or fixed assets related to the leases as of December 31, 2013 nor March 31, 2014. The Company recorded interest expense of $0.0 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

Credit Agreement

On June 23, 2011, the Company entered into a credit agreement with a bank syndicate (the “Credit Agreement”) which provided for up to $130.0 million of unsecured revolving credit through October 23, 2013. The Credit Agreement matured on October 23, 2013, with no borrowings outstanding.

The Company recorded interest expense related to the Credit Agreement of $0.1 million for the three months ended March 31, 2013.

17.	Compensation

The Company’s Compensation Committee may grant various equity-based awards, including restricted stock units, restricted stock, stock options and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units and FPUs. A maximum of 200 million shares of the Company’s Class A common stock are authorized to be delivered or cash settled pursuant to awards granted. As of March 31, 2014, the limit on the aggregate number of shares authorized to be delivered allows for the grant of future awards relating to 57.3 million shares. Upon vesting of RSUs, issuance of restricted stock or exercise of employee stock options, the Company generally issues new shares of the Company’s Class A common stock.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2013	29,875,900
Granted	11,243,140
Redeemed/exchanged units	(5,494,861)
Forfeited units	—

Balance at March 31, 2014	35,624,179

During the three months ended March 31, 2014 and 2013, the Company granted exchangeability on 4.5 million, and 2.7 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $29.1 million and $10.6 million, respectively.

As of March 31, 2014 and December 31, 2013, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 2.4 million and 1.9 million, respectively.

As of March 31, 2014 and December 31, 2013, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $34.2 million and $35.1 million, respectively. As of March 31, 2014 and December 31, 2013, the aggregate estimated fair value of these limited partnership units was $6.4 million and $5.5 million, respectively. The number of unvested limited partnership units as of March 31, 2014 and December 31, 2013, was 3.7 million and 4.1 million, respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of $1.0 million and $2.6 million for the three months ended March 31, 2014 and 2013, respectively.

The limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $2.2 million and $7.4 million for the three months ended March 31, 2014 and 2013, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2013	2,824,602	$4.51	1.79
Granted	140,168	4.89
Delivered units	(489,297)	6.48
Forfeited units	(172,357)	5.21

Balance at March 31, 2014	2,303,116	$4.07	1.89

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

During the three months ended March 31, 2104 and 2013, the Company granted 0.1 million and 0.1 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $0.7 million and $0.3 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the three months ended March 31, 2014 and 2013, the Company withheld shares valued at $0.7 million and $18 thousand, respectively, to pay taxes due at the time of vesting.

As of March 31, 2014 and December 31, 2013, the aggregate estimated grant date fair value of outstanding RSUs was approximately $9.4 million and $12.7 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $1.9 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was approximately $8.0 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

At the end of the second quarter of 2013, pursuant to the Global Partnership Restructuring Program the Company granted approximately 44 million shares of the Company’s Class A common stock, of which approximately 41 million were restricted shares. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. Because the restricted stock was not subject to continued employment or service, the grant-date fair value of the restricted stock was expensed on the date of grant.

The restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the lengths of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. During the year ended December 31, 2013, the Company released the restrictions with respect to approximately 5.9 million of such shares. In addition, during the three months ended March 31, 2014 the Company released the restrictions with respect to approximately 3.6 million of such shares.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	4,491,238	$11.60	2.0	$—
Granted	—	—
Exercised options	—	—
Forfeited options	(5,000)	22.29

Balance at March 31, 2014	4,486,238	$11.59	1.8	$—

Options exercisable at March 31, 2014	4,486,238	$11.59	1.8	$—

The Company did not grant any stock options during the three months ended March 31, 2014 and 2013. There were no stock options exercised during the three months ended March 31, 2014 and 2013.

The Company did not record any compensation expense related to stock options for the three months ended March 31, 2014 or 2013, as all of these options had vested in prior years. As of March 31, 2014, the compensation expense related to stock options was fully recognized.

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

Subsequently, Tullett, joined by two subsidiaries, has filed a complaint against BGC Partners in New Jersey state court alleging substantially the same claims. The New Jersey state action also raises claims related to employees who decided to terminate their employment with Tullett and join a BGC Partners affiliate subsequent to the federal complaint. BGC moved to stay the New Jersey state action and dismiss certain of the claims asserted therein. On November 9, 2011, the court granted BGC Partners’ motion to dismiss Tullett’s claim for “raiding,” but otherwise denied the motions to dismiss and for a stay. BGC Partners moved for leave to appeal the denial of its motions, which was denied. On December 22, 2011, BGC Partners filed its Answer and Affirmative Defenses. Discovery in the matter is now closed and trial is presently scheduled for September 2014.

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

On March 9, 2012, a purported derivative action was filed in the Supreme Court of the State of New York, County of New York captioned International Painters and Allied Trades Industry Pension Fund, etc. v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 650736-2012. The complaint was dismissed on September 23, 2013. The suit alleged that the terms of the April 1, 2010 8.75% Convertible Notes issued to Cantor were unfair to the Company, the Company’s Controlled Equity Offerings unfairly benefited Cantor at the Company’s expense and the August 2011 amendment to the change in control agreement of Mr. Lutnick was unfair to the Company. It sought to recover for the Company unquantified damages, disgorgement of payments received by defendants, a declaration that the 8.75% Convertible Notes are void and attorneys’ fees (the “New York Complaint”). On April 2, 2012, a purported derivative action was filed in the Court of Chancery of the State of Delaware captioned Samuel Pill v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Civil Action No. 7382-CS, which suit made similar allegations to the New York Complaint, and seeks the same relief (the “Delaware Complaint”). On April 12, 2012, the Delaware Complaint was subsequently amended to delete any claim for relief in connection with the 8.75% Convertible Notes. On June 8, 2012, Defendants filed a motion simultaneously in New York and Delaware requesting that the two actions proceed in one forum. In response to Defendants’ motion, Plaintiff Samuel Pill voluntarily dismissed the Delaware action, without prejudice, in the Court of Chancery in the State of Delaware on June 19, 2012. On the same date, Plaintiff Pill refiled his complaint in the Supreme Court of the State of New York, County of New York, captioned Samuel Pill v. Cantor Fitzgerald, L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 652126-2012. The two actions filed in New York were consolidated on August 27, 2012. Defendants filed a motion to dismiss the consolidated action on August 10, 2012, the motion was fully briefed and argued, and the motion to dismiss was granted September 23, 2013 without prejudice. Thereafter, Plaintiffs filed a motion to reargue on October 15, 2013. Defendants filed their opposition to the motion on October 22, 2013, and Plaintiffs filed a reply brief on October 29, 2013. The Defendants’ motion to reargue was denied on March 12, 2014, and the clerk of the court entered a final judgment dismissing the action on April 21, 2014. Shortly thereafter, on April 24, 2014, Plaintiffs filed a notice of appeal and pre-argument statement.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of March 31, 2014, the Company was contingently liable for $1.7 million under these letters of credit.

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

In connection with the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”), the Company has guaranteed all payment obligations of ELX through December 31, 2014 under the Amended and Restated Technology Services Agreement, dated as of March 28, 2012, by and between eSpeed Technology Services L.P. and ELX Futures L.P. However, the potential of being required to make payments under this arrangement is remote. Accordingly, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this agreement.

Indemnification

In connection with the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”), the Company has indemnified NASDAQ OMX for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. As of March 31, 2014, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this indemnification, as the potential for being required to make payments under this indemnification is remote.

Gain Contingency

In connection with the sale of eSpeed (see Note 1—“Organization and Basis of Presentation”), the Company will receive an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably over 15 years, provided that NASDAQ OMX, as a whole, produces at least $25 million in gross revenues each year. The earn-out was excluded from the gain on the divestiture and will be recognized in income as and when it is realized and earned, consistent with the accounting guidance for gain contingencies. The $36.7 million in NASDAQ OMX shares held by the Company as of March 31, 2014 related to this earn-out is included in “Marketable securities” in the Company’s unaudited condensed consolidated statements of financial condition.

19.	Income Taxes

The Company’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners (see Note 3—“Limited Partnership Interests in BGC Holdings” for discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. As of March 31, 2014, the Company did not have any undistributed foreign pre-tax earnings. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of March 31, 2014, the Company had $3.3 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of March 31, 2014, the Company had approximately $0.6 million of accrued interest related to uncertain tax positions. During the three months ended March 31, 2014, the Company did not have any material charges with respect to interest and penalties.

20.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2014, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the FCA and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of March 31, 2014, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2014, $339.7 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $164.4 million.

On October 2, 2013, BGC Derivative Markets, L.P. (“BGC Derivative Markets”), a subsidiary of the Company, began operating our Swap Execution Facility (“SEF”). Mandatory Dodd-Frank compliant execution by Swap Dealers and Major Swap Participants commenced in February 2014 for a small number of products, and is scheduled to commence in May of 2014 for other products.

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

The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income as well as gains that are not considered part of the Company’s ordinary, ongoing business such as the gain related to the sale of eSpeed. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units; redemption/exchange of partnership units, issuance of restricted shares and a reserve on compensation-related partnership loans; and allocations of net income to limited partnership units and FPUs) as well as unallocated expenses such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level.

Certain financial information for the Company’s segments is presented below. See Note 15—“Goodwill and Other Intangible Assets, Net,” for goodwill by reportable segment.

Three months ended March 31, 2014 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$113,672	$—	$—	$113,672
Credit	65,446	—	—	65,446
Foreign Exchange	52,066	—	—	52,066
Equities and Other Asset Classes	42,751	—	—	42,751
Real Estate	—	109,170	—	109,170
Real estate management services	—	39,826	—	39,826
Fees from related parties	28	—	7,004	7,032
Market data	1,634	—	—	1,634
Software solutions	701	—	—	701
Other revenues	7,904	—	292	8,196
Losses on equity method investments	—	—	(2,275)	(2,275)

Total non-interest revenues	284,202	148,996	5,021	438,219
Interest income	304	116	1,652	2,072

Total revenues	284,506	149,112	6,673	440,291
Interest expense	600	—	8,735	9,335
Non-interest expenses	227,465	134,672	57,573	419,710

Income (loss) from operations before income taxes	$56,441	$14,440	$(59,635)	$11,246

For the three months ended March 31, 2014, the Real Estate Services segment income (loss) from operations before income taxes excludes $0.7 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended March 31, 2013 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$144,992	$—	$—	$144,992
Credit	69,142	—	—	69,142
Foreign Exchange	59,348	—	—	59,348
Equities and Other Asset Classes	39,970	—	—	39,970
Real Estate	—	73,249	—	73,249
Real estate management services	—	39,338	—	39,338
Market data	4,125	—	—	4,125
Software solutions	2,566	—	—	2,566
Fees from related parties	2,822	—	10,326	13,148
Losses on equity method investments	—	—	(3,288)	(3,288)
Other revenues	623	29	179	831

Total non-interest revenues	323,588	112,616	7,217	443,421
Interest income	257	63	1,228	1,548

Total revenues	323,845	112,679	8,445	444,969
Interest expense	1,340	1	8,359	9,700
Non-interest expenses	258,449	115,786	47,337	421,572

Income (loss) from operations before income taxes	$64,056	$(3,108)	$(47,251)	$13,697

For the three months ended March 31, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $5.4 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Total assets by reportable segment (in thousands):

Total Assets (1)	Financial Services	Real Estate Services	Total
At March 31, 2014	$2,784,899	$287,995	$3,072,894

At December 31, 2013	$1,802,255	$277,108	$2,079,363

(1)	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three months ended March 31, 2014 and 2013, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
United States	$249,804	$230,850
United Kingdom	104,986	115,531
Asia	44,020	47,673
France	24,132	27,593
Other Americas	6,691	10,550
Other Europe/MEA	10,658	12,772

Total revenues	$440,291	$444,969

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of March 31, 2014 and December 31, 2013, respectively, is as follows (in thousands):

	March 31, 2014	December 31, 2013
Long-lived assets:
United States	$279,529	$278,593
United Kingdom	122,552	125,309
Asia	36,233	37,872
France	8,750	9,295
Other Americas	13,376	13,434
Other Europe/MEA	3,919	4,208

Total long-lived assets	$464,359	$468,711

22.	Subsequent Events

First Quarter 2014 Dividend

On April 30, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share for the first quarter of 2014, payable on June 2, 2014 to Class A and Class B common stockholders of record as of May 16, 2014.

Repurchases

Since March 31, 2014, the Company has repurchased an aggregate of approximately 1.1 million shares of its Class A common stock at an aggregate purchase price of approximately $7.9 million for an average price of $7.02 per share.

Acquisitions

On May 1, 2014, the Company announced an agreement to acquire Remate Lince, a leading Mexican inter-dealer broker, which specializes in interest rate derivatives and bond brokerage. The Company expects to complete this acquisition on or about May 9, 2014.

Proposed Increase in Equity Plan

In April 2014, the Company’s Compensation Committee recommended, and the Board of Directors adopted, subject to stockholder approval at the Annual Meeting, an amendment to the Company’s Amended and Restated BGC Partners, Inc. Long Term Incentive Plan, (the “Equity Plan”). The proposed amendment is to increase by 100 million shares the aggregate number of shares of Class A common stock of the Company that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2014 and 2013. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

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

We remain confident in our future growth prospects as we continue to increase the scale and depth of our real estate platform and continue to seek market driven opportunities to expand our business in numerous financial asset classes. NGKF showed strong growth during the quarter ended March 31, 2014 by continuing to build the NGKF brand by accretively acquiring businesses and hiring talent around the country.

In our Real Estate Services business, on January 21, 2014, we announced our agreement to acquire Cornish & Carey Commercial, and we expect this acquisition to close during the second quarter of this year. By adding the leading commercial real estate services company in the Bay Area and Silicon Valley, NGKF will greatly broaden the scope and depth of services it can provide to clients in Northern California and across the U.S. In our Financial Services business, on May 1, 2014 we announced an agreement to acquire Remate Lince, a leading Mexican inter-dealer broker focusing on interest rate derivatives and fixed income, and in February 2014 we purchased the assets of HEAT Energy Group, which specializes in East Coast U.S. power brokerage. We also continued to make key hires around the world. By the third quarter of 2014, we expect these additions to be accretive to earnings per share. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitably hire.

As of March 31, 2014, our cash position, which we define as cash and cash equivalents, marketable securities and unencumbered securities owned was approximately $717.2 million, the majority of which we are free to deploy to increase stockholder and bondholder value. We also expect to receive approximately $511.9 million in NASDAQ OMX stock based on the May 2, 2014 share price. We believe that we are in a strong position to increase our profits by making additional investments across Real Estate and Financial Services. We expect the companies we buy and the producers we hire to create a greater return than our cost of capital, and a much higher return than what we currently earn by investing our cash in very low interest rate cash equivalents. In addition, we expect to have sufficient funds to repay debt, repurchase common shares and units, and maintain our regular common dividend for the foreseeable future.

Furthermore, as a result of our ongoing efforts to lower expenses, for the quarter ended March 31, 2014, our non-compensation expenses declined by $12.0 million, or 8.9%, as compared to the first quarter 2013. We expect to achieve our target of reducing total expenses Company-wide by at least $100 million annualized by the end of 2014 as compared with the second half of 2012 run-rate. This comparison excludes the impact of any acquisitions or significant hires completed or closed in 2014.

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

As a result of the sale of eSpeed, we only sold our on-the-run, benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. Over time, we have built these six instruments into some of the deepest and most liquid markets in the world. For the three months ended March 31, 2013, eSpeed generated $24.8 million in revenues, approximately $23.6 million of which was recorded in our Financial Services segment and the remainder in Corporate items. We retain all of our other voice, hybrid, and fully electronic trading, market data, and software businesses, including voice, hybrid and electronic brokerage of off-the-run U.S. Treasuries, as well as Treasury Bills, Treasury Swaps, Treasury Repos, Treasury Spreads, and Treasury Rolls. We also continue to offer voice brokerage for on-the-run U.S. Treasuries.

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

Our Financial Services business faced challenging market conditions during the quarter. Most of our large bank customers reported double-digit declines in their revenues from fixed income, currency, and commodity trading. They attributed their results to a number of cyclical factors, including the Federal Reserve maintaining its quantitative easing policy, the recent budget impasse in Washington and structural issues such as the higher bank capital requirements under Basel III. Consequently, these factors contributed to lower OTC trading volumes across many asset classes. By the end of this quarter, we reduced our Financial Services front office headcount by 9% year-over-year primarily focusing on under-performing brokers. While this contributed to a decrease in our Financial Services revenues, it also led to improved broker productivity.

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

On October 2, 2013, BGC Derivative Markets, L.P. (“BGC Derivative Markets”), a subsidiary of the Company, began operating our Swap Execution Facility (“SEF”). Mandatory Dodd-Frank compliant execution by Swap Dealers and Major Swap Participants commenced in February 2014 for a small number of products, and in May of 2014 for others. We have heard from many of our large bank customers that they are currently trading less while they prepare for the new rules to take effect. Although SEF activity increased during the first quarter, volumes to date are not indicative of what we expect this business to look like a year from now. We anticipate improved derivatives volumes once the regulatory landscape becomes clearer for our clients. In addition, BGC maintains its ownership stake in ELX, a Commodity Futures Trading Commission (“CFTC”) approved designated contract market (“DCM”), which also includes several of the world’s largest banks as equity holders. ELX began Dodd-Frank compliant swap and swap-futures trading in the fourth quarter of 2013, and we expect growing volumes as market participants expand the use of ELX to comply with regulations becoming effective throughout 2014.

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

Rates volumes in particular are also influenced by market volatility, and such volatility has been dampened due to continued quantitative easing undertaken by the U.S. Federal Reserve and other major central banks. Quantitative easing entails the central banks buying government securities or other securities in the open market – particularly longer-dated instruments – in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge – thus lowering rates volumes across cash and derivatives markets industry-wide. As of April 2, 2014, the U.S. Federal Reserve had approximately $3.6 trillion worth of long-dated U.S. Treasury and Federal Agency securities, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past three years.

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

During the three months ended March 31, 2014, industry volumes were generally mixed to down year-over-year for most of the OTC and listed products we broker in rates, credit and foreign exchange. For example, U.S. average daily fixed income volume reported by primary dealers to the Federal Reserve decreased in the quarter by approximately 14.5% compared with a year earlier. This negatively impacted revenues industry-wide and in our Financial Services segment. In addition, our ongoing efforts to lower expenses and to improve the margins of this segment resulted in ongoing targeted reductions to our front-office headcount during the past twelve months, which lowered revenues compared with a year earlier, but are expected to improve broker productivity and our profitability over the long term. Below is a discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is particularly influenced by the level of sovereign debt issuance globally. While the amount of sovereign debt outstanding continues to remain high globally by historical standards, the level of issuance has declined for many governments as budget deficits decline. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), issuance by the U.S. Treasury of interest-bearing debt for the full year 2013 has declined by approximately 16% compared with a year earlier. In addition, quantitative easing has muted the impact that high levels of existing debt normally would have on secondary volumes.

Our rates revenues are not totally dependent on market volumes and therefore do not always fluctuate consistently with industry metrics. This is largely because our voice, hybrid, and fully electronic desks in rates often have volume discounts built into their price structure, which results in our rates revenues being less volatile than the overall industry volumes.

Our revenues from Rates products – excluding eSpeed – were down by 12.0% in the quarter to $113.7 million. In comparison, Interest rate volumes were down by 12% at Eurex and 26% at Euronext. While CME rates volumes increased, our revenues are now less correlated with the CME following the NASDAQ OMX transaction. Largely as a result of the eSpeed sale, our overall rates revenues declined by 21.6%.

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (“OECD”) – which includes almost all of the advanced and developed economies of the world – reported that general government debt as a percentage of GDP will be 73.1% for the entire OECD by 2015. This would represent a slight increase from 68.3% in 2012, but is nearly double the 39.1% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing will continue to negatively impact financial markets, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but near-term headwinds due to continued quantitative easing.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. Global credit derivative market turnover has declined due to uncertainty surrounding recently enacted rules for the clearing of credit derivatives in the U.S. In addition, corporate and asset-backed bond trading has declined for many of our large bank customers as they reduce their inventory of bonds in order to comply with Basel III. This was compounded by softening corporate bond issuances during the second half of 2013, as a result of rising interest rates. The net impact of these trends was reflected in the combined Federal Reserve average daily volumes for corporate, asset-backed municipal and non-agency mortgage-backed bonds – a reflection of the cash market – being flat year-over-year for the first quarter of 2014, and by dealer-to-dealer gross notional outstanding amount of credit derivatives as reported by SIFMA – a reflection of the inter-dealer derivatives market – being down by over 20% year-over-year. Our overall credit revenues declined by 5.3%, which was reflective of mixed overall volume trends in the credit markets globally.

Foreign Exchange Volumes and Volatility

Global foreign exchange (“FX”) volumes decreased in the first quarter of 2014 as a result of continued regulatory issues, as well as tempered volatility which, as measured by the Deutsche Bank FX Volatility Index, or CVIX, remained below its trailing ten-year average. Our fully electronic FX volumes increased 23.6%, while our overall FX revenues were down by 12.3%. In comparison, FX volumes decreased by 19.1% at CME, and 36.8% at EBS.

Equity-Related Volumes and Volatility

Global equity markets were mixed during the quarter. For example, U.S. and European cash equity products showed increased volumes year-over-year while equity derivatives volumes were generally down. According to the Eurex and Euronext, equity derivative average daily volumes were down 4.1% and 22.5%, respectively, as compared to the first quarter 2013. Energy and commodities volumes were flat year-over-year according to the CME and up 2% at ICE. In comparison, our overall revenues from equities and other asset classes increased by 7.0% and we believe we continued to gain market share.

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

Excluding eSpeed, Financial Services electronic trading, market data and software solutions revenue increased by 3.3% to $23.5 million or 8.2% of segment revenue for the quarter, compared with $22.7 million or 7.6% for the quarter ended March 31, 2013. The increase in these retained technology-based revenues for the quarter was due in part to growth from the brokerage of fully electronic Credit and Spot FX as well as higher market data revenues. We now offer electronically traded products on more than half of our Financial Services segment’s approximately 200 desks. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of our technology-based businesses to further improve this segment’s profitability.

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

Our Real Estate Services segment continued to show strong growth and generated approximately 34% of our revenues in the quarter ended March 31, 2014. Real Estate brokerage revenues grew by almost 50% year-over-year. NGKF’s significant outperformance was driven by strong double-digit percentage improvements from leasing advisory, Global Corporate Services, and capital markets. While we benefited from positive industry trends, we believe that NGKF once again made strong market share gains. Our Real Estate brokerage revenues improved by 49%; management services and other revenues were up by 1.2%; and overall revenues improved by 32.3%. We expect the acquisition of Cornish & Carey Commercial to close during the second quarter of this year. Cornish is the leading commercial real estate services company in the important Bay Area and Silicon Valley markets, and its addition will enable NGKF to broaden the scope and depth of its offerings to clients in Northern California and across the United States.

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

Economic Growth in the U.S.

The U.S. economy is believed to have expanded by an annualized rate of 0.1% in the first quarter according to the U.S. Bureau of Economic Analysis’s advance estimate, below the post-recession average of 2.2%.

The Bureau of Labor Statistics reported that employers added a monthly average of 178,000 net new payroll jobs during the first quarter, slightly lower than the monthly average of 194,000 during 2013. The U.S. is expected to recover the last of the 8.7 million jobs lost to the recession around the middle of this year. Almost five years into the recovery, the high unemployment rate (6.7% in March 2014), long-term unemployment and the declining labor force participation rate (at a 35-year low) remain disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended the first quarter at 2.74% after rising from its 2013 low of 1.66% on May 1. Treasury yields have risen on the Federal Reserve’s continued tapering of its quantitative easing program and speculation of sooner than expected rises in the federal funds rate. In December 2013, the Federal Open Market Committee (“FOMC”) announced that it is expected to reduce its monthly purchases by $10 billion at each of its 2014 FOMC meetings, but noted that it would keep interest rates low “well past” the point when unemployment reaches the threshold rate of 6.5%.

The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of excess space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and low interest rates helped push vacancy rates down for the office, apartment, retail and industrial markets. The low level of new construction over the past few years has meant that tenants have been funneled into existing vacant space with the exception of apartments, where construction has propelled the market into a new expansion cycle. Asking rental rates posted moderate gains across all property types in 2013, propelled by demand for Class A assets in the top submarkets. The following trends drove the commercial real estate market in 2013:

•	Technology, energy and healthcare powered demand for office space;

•	Global trade, business capital spending and supply-chain optimization created tenant and owner-user demand for warehouses and distribution centers;

•	The modest recovery in consumer spending was enough to create demand for well-located retail space in the best trade areas;

•	Apartment rents benefited from the steady pace of job growth, and underlying demographic trends towards urban living amongst younger adults; and

•	Strong corporate earnings combined with increased leisure travel generated demand for hotel room-nights.

Market Statistics

Following the financial crisis of 2007/2008, the U.S. commercial property market saw steep declines in activity in 2009. In 2010, the market began to revive, and by the end of 2011 there were signs that the recovery was continuing, although still not at levels seen prior to the crisis. If the U.S. economy continues to expand at the moderate pace envisioned by many economists in 2014, we would expect this to fuel the continued recovery in commercial real estate.

Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. According to Newmark Grubb Knight Frank Research, the overall vacancy rate for office properties in the nation’s key markets ended the first quarter of 2014 at 14.7%, down from 15.4% a year earlier, and the lowest level since the fourth quarter of 2008. The national vacancy rate for industrial properties was 7.7% at March 31, 2014, an improvement on the 8.6% rate measured one year ago. Rents for all property types in the U.S. continued to improve modestly. CoStar Group (a leading provider of information and analytic services) reported similar improvements in vacancy rates and rents for the national office, industrial, and retail markets.

In terms of commercial real estate sales metrics, according to CoStar’s Value-Weighted U.S. Composite Index, average prices were up 12.1% year-over-year through February 2014. In the first quarter, the dollar volume of significant property sales rose by 15% above the same period in 2013 according to Real Capital Analytics. In comparison, our Real Estate Services brokerage revenue increased by 49.0% year-over-year, primarily due to growth resulting from the acquisition of Grubb & Ellis in the second quarter of 2012 as well as our other recent acquisitions (Frederick Ross and Smith Mack) and organic growth.

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

As of March 31, 2014, our front-office headcount was down by approximately 6% year-over-year to 2,385 brokers, salespeople and other front-office professionals. For the quarter ended March 31, 2014, average revenue generated per front-office employee increased 5% from a year ago to approximately $162,000. The 5% increase in overall company revenue per front-office employee was primarily driven by an increase in revenue per front-office employee in Real Estate, which increased 48% year-over-year. Financial Services front office headcount included 1,497 brokers, salespeople and other front office professionals. Excluding eSpeed revenues and eSpeed headcount, the average revenue generated by front office employees increased 4% to approximately $184,000 for the three months ended March 31, 2014. Real Estate Services was comprised of 888 brokers, salespeople and other front office professionals with an average revenue generated per front-office employee of approximately $124,000, an increase of 48% year-over-year.

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

Our acquisitions include the acquisitions of Grubb & Ellis, Wolfe & Hurst, Smith Mack, Frederick Ross Company, Ginalfi Finance, Sterling International Brokers Limited and HEAT Energy Group.

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

In our Real Estate Services business, on January 21, 2014, we announced our agreement to acquire Cornish & Carey Commercial, and we expect this acquisition to close during the second quarter of this year. By adding the leading commercial real estate services company in the Bay Area and Silicon Valley, NGKF will greatly broaden the scope and depth of services it can provide to clients in Northern California and across the U.S. In our Financial Services business, on May 1, 2014 we announced an agreement to acquire Remate Lince, the leading Mexican inter-dealer broker focusing on interest rate derivatives and fixed income, and in February 2014 we purchased the assets of HEAT Energy Group, which specializes in East Coast U.S. power brokerage. We also continued to make key hires around the world. By the third quarter of 2014, we expect these additions to be accretive to earnings per share. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitably hire, and we are confident in our ability to utilize our capital to achieve strong revenue and earnings growth going forward.

FINANCIAL HIGHLIGHTS

For the three months ended March 31, 2014, we had income from operations before income taxes of $11.2 million compared to $13.7 million, a decrease of $2.5 million from the year earlier period. Total revenues decreased approximately $4.7 million, or 1.1%, and total expenses decreased approximately $2.2 million, or 0.5%.

Total revenues were $440.3 million and $445.0 million for the three months ended March 31, 2014 and 2013, respectively.

The first quarter of 2013 included $24.8 million in revenues from eSpeed.

Total compensation and employee benefits expense increased by $9.8 million, or 3.3%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in total compensation and employee benefits expense for the three months ended March 31, 2014 was primarily due to an increase in the expense related to the granting of exchangeability to limited partnership units, which resulted in a charge of $29.1 million in the three months ended March 31, 2014 as compared to a $10.6 million charge in the three months ended March 31, 2013.

Non-compensation expenses were down by $12.0 million or 8.9%. This decrease in non-compensation expenses was across nearly all of our GAAP line items, due largely to our ongoing cost reduction program as well as to lower Financial Services revenues and the sale of eSpeed.

Our Real Estate Services business had a strong quarter in the three months ended March 31, 2014. The ongoing review of the performance of our Real Estate brokers and salespeople along with selective key hires has resulted in a significant 48% increase in our average revenue per real estate broker. While we benefited from positive industry trends, we believe that NGKF once again made strong market share gains. The three months ended March 31, 2014 continued to be a challenging period in the financial services industry. Even in this difficult environment, we believe that we are in a strong position to increase our profits by making additional investments across Real Estate and Financial Services. As part of our ongoing review of the performance of our Financial Services brokers, we reduced our front office headcount by 9% year-over-year primarily focusing on under-performing brokers. While this contributed to a decrease in our Financial Services revenues, it also led to improved broker productivity. We believe our overall performance will improve as we continue to increase the percentage of Financial Services segment revenues generated from fully electronic trading, and extend our employment agreements through our Global Partnership Restructuring Program. We believe these initiatives will continue to improve our competitive position in the marketplace and improve employee retention.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014		2013
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$303,598	69.0%	$298,704	67.1%
Principal transactions	79,507	18.1	87,997	19.8

Total brokerage revenues	383,105	87.0	386,701	86.9
Real estate management services	39,826	9.0	39,338	8.8
Fees from related parties	7,032	1.6	13,148	3.0
Market data	1,634	0.4	4,125	0.9
Software solutions	701	0.2	2,566	0.6
Interest income	2,072	0.5	1,548	0.3
Other revenues	8,196	1.9	831	0.2
Losses on equity method investments	(2,275)	(0.5)	(3,288)	(0.7)

Total revenues	440,291	100.0	444,969	100.0
Expenses:
Compensation and employee benefits	275,299	62.5	278,808	62.7
Allocation of net income and grant of exchangeability to limited partnership units and FPUs	31,323	7.1	18,022	4.1

Total compensation and employee benefits	306,622	69.6	296,830	66.7
Occupancy and equipment	40,921	9.3	39,227	8.8
Fees to related parties	1,807	0.4	2,843	0.6
Professional and consulting fees	11,089	2.5	14,941	3.4
Communications	20,458	4.6	24,341	5.5
Selling and promotion	18,025	4.1	20,315	4.6
Commissions and floor brokerage	4,206	1.0	5,771	1.3
Interest expense	9,335	2.1	9,700	2.2
Other expenses	16,582	3.8	17,304	3.9

Total expenses	429,045	97.4	431,272	96.9

Income from operations before income taxes	11,246	2.6	13,697	3.1
Provision for income taxes	744	0.2	3,095	0.7

Consolidated net income	10,502	2.4	10,602	2.4
Less: Net income attributable to noncontrolling interest in subsidiaries	2,494	0.6	3,604	0.8

Net income available to common stockholders	$8,008	1.8%	$6,998	1.6%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Brokerage Revenues

Total brokerage revenues were relatively unchanged for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Commission revenues increased by $4.9 million, or 1.6%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Principal transactions revenues decreased by $8.5 million, or 9.6%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Increases in real estate and equities and other asset classes brokerage revenues were offset by decreases in revenues in rates, credit and FX.

The decrease in rates revenues of $31.3 million, or 21.6%, was partially due to the sale of the eSpeed business and partially attributable to general market deterioration.

Real Estate brokerage revenues increased by $35.9 million, or 49.0%, for the three months ended March 31, 2014. The increase was primarily driven by a significant increase in broker productivity along with favorable industry trends in sales and leasing for the U.S. commercial real estate market.

Our fully electronic credit revenues increased by $2.6 million as compared to the three months ended March 31, 2013, and our overall credit revenues decreased by 5.3% to $65.4 million in the three months ended March 31, 2014. These decreases reflected continued challenges facing the inter-dealer credit sector due to ongoing regulatory uncertainty and increased bank capital requirements.

Our overall FX revenues were down by 12.3% to $52.1 million for the three months ended March 31, 2014. The overall FX market continued to be affected by the personnel and regulatory issues confronting a number of banks. However, BGC’s performance for this asset class was better than the comparable FX volume declines of between 14% and 37% reported by Reuters, CME, and EBS.

Our brokerage revenues from equities and other asset classes increased $2.8 million, or 7.0%, to $42.8 million for the three months ended March 31, 2014. This increase was primarily driven by new desks in our energy and commodities businesses.

Real Estate Management Services

Real estate management services revenues increased by $0.5 million, or 1.2%, to $39.8 million for the three months ended March 31, 2014.

Fees from Related Parties

Fees from related parties decreased by $6.1 million, or 46.5%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease was primarily due to decreased revenues related to ELX (as a result of the sale of the eSpeed business) and lower technology service fees.

Market Data

Market data revenues decreased by $2.5 million, or 60.4%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This decrease was primarily due to the sale of the eSpeed business in June 2013.

Software Solutions

Software solutions revenues decreased by $1.9 million, or 72.7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to the sale of our Kleos Managed Services, Dedicated Network Access and Disaster Recovery businesses to NASDAQ OMX in June 2013.

Interest Income

Interest income increased by $0.5 million or 33.9%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2014.

Other Revenues

Other revenues increased by $7.4 million, or 886.3%, to $8.2 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily driven by a non-recurring gain.

Losses on Equity Method Investments

Losses on equity method investments decreased by $1.0 million, or 30.8%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Losses on equity method investments represent our pro rata share of the net losses on investments over which we have significant influence but which we do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $3.5 million, or 1.3%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Allocation of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocation of net income and grant of exchangeability to limited partnership units and FPUs increased by $13.3 million, or 73.8%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily driven by an $18.5 million increase in the charges related to the granting of exchangeability to limited partnership units in the three months ended March 31, 2014 as compared to the year earlier period.

Occupancy and Equipment

Occupancy and equipment expense increased by $1.7 million, or 4.3%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily due to a charge recorded in the three months ended March 31, 2014 related to an onerous lease.

Fees to Related Parties

Fees to related parties decreased by $1.0 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $3.9 million, or 25.8%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease was primarily due to decreased costs associated with legal matters as well as lower costs related to acquisitions.

Communications

Communications expense decreased by $3.9 million, or 16.0%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The main driver of this decrease was the result of an expense management initiative that rationalized and lowered the costs of certain market data terminals.

Selling and Promotion

Selling and promotion expense decreased by $2.3 million, or 11.3%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. As a percentage of total brokerage revenues, selling and promotion expenses were relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $1.6 million, or 27.1%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2023. The decrease was primarily driven by reduced clearing and transfer costs due to the sale of the eSpeed business.

Interest Expense

Interest expense decreased by $0.4 million, or 3.8%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease was primarily related to our prepayment of collateralized debt during 2013.

Other Expenses

Other expenses decreased by $0.7 million, or 4.2%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease was primarily due to lower amortization expense as certain acquisition related intangible assets became fully amortized in 2013.

Provision for Income Taxes

Provision for income taxes decreased to $0.7 million for the three months ended March 31, 2014 as compared to $3.1 million for the three months ended March 31, 2013. This decrease was primarily driven by a decrease in U.S. taxable income in the three months ended March 31, 2014 as compared to the year earlier period. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $1.1 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2014. The decrease in net income attributable to noncontrolling interest in subsidiaries related to the decreased income in the three months ended March 31, 2014.

Business Segment Financial Results

The business segments are determined based on the products and services provided and reflect the manner in which financial information is evaluated by management. We evaluate the performance and review the results of the segments based on each segment’s “Income (loss) from operations before income taxes.”

Certain financial information for our segments is presented below. The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income as well as gains that are not considered part of the Company’s ordinary, ongoing business. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units; redemption/exchange of partnership units, issuance of restricted shares and allocations of net income to founding/working partner units and limited partnership units) as well as unallocated expenses such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level.

Three months ended March 31, 2014 (in thousands):

	Financial Services	Real Estate Services*	Corporate Items	Total
Total revenues	$284,506	$149,112	$6,673	$440,291
Total expenses	228,065	134,672	66,308	429,045

Income (loss) from operations before income taxes	$56,441	$14,440	$(59,635)	$11,246

*	For the three months ended March 31, 2014, the Real Estate Services segment income (loss) from operations before income taxes excludes $0.7 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended March 31, 2013 (in thousands):

	Financial Services	Real Estate Services*	Corporate Items	Total
Total revenues	$323,845	$112,679	$8,445	$444,969
Total expenses	259,789	115,787	55,696	431,272

Income (loss) from operations before income taxes	$64,056	$(3,108)	$(47,251)	$13,697

*	For the three months ended March 31, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $5.4 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Segment Results for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues

•	Revenues for Financial Services decreased approximately $39.3 million, or 12.1%, to $284.5 million for the three months ended March 31, 2014 from $323.8 million for the three months ended March 31, 2013. The decrease in revenues for our Financial Services segment was primarily due to a decline in brokerage revenues in rates, credit and FX, partially offset by an increase in equities and other asset classes.

•	Revenues for Real Estate Services increased approximately $36.4 million, or 32.3%, to $149.1 million for the three months ended March 31, 2014 from $112.7 million for the three months ended March 31, 2013. The increase in revenues for our Real Estate Services segment was primarily due to a significant increase in broker productivity along with favorable industry trends in sales and leasing for the U.S. commercial real estate market.

Expenses

•	Total expenses for Financial Services decreased approximately $31.7 million, or 12.2%, to $228.1 million for the three months ended March 31, 2014 from $259.8 million for the three months ended March 31, 2013. The decrease in expenses in our Financial Services segment was primarily due to lower revenues along with our ongoing cost reduction program.

•	Total expenses for Real Estate Services increased approximately $18.9 million, or 16.3%, to $134.7 million for the three months ended March 31, 2014 from $115.8 million for the three months ended March 31, 2013. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher revenues.

Income (loss) from operations before income taxes

•	Income (loss) from operations before income taxes for Financial Services decreased approximately $7.6 million, or 11.9%, to $56.4 million for the three months ended March 31, 2014 from $64.1 million for the three months ended March 31, 2013. The decrease in income (loss) from operations before income taxes for our Financial Services segment was primarily due to lower revenues, as described above, partially offset by lower expenses.

•	Income (loss) from operations before income taxes for Real Estate Services increased $17.5 million to $14.4 million for the three months ended March 31, 2014 from a loss of $3.1 million for the three months ended March 31, 2013. The increase in income (loss) from operations before income taxes for our Real Estate Services segment was due to increased revenues, as described above, partially offset by an increase in expenses.

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

	March 31, 2014 (1) (2)	December 31, 2013 (1) (2)	September 30, 2013 (1) (2)	June 30, 2013 (2) (3)	March 31, 2013 (2)	December 31, 2012 (2)	September 30, 2012 (2)	June 30, 2012 (2)
Revenues:
Commissions	$303,598	$295,415	$283,293	$324,832	$298,704	$293,350	$302,874	$308,438
Principal transactions	79,507	68,777	67,785	85,349	87,997	76,312	76,417	83,686
Real estate management services	39,826	43,745	40,447	39,823	39,338	41,141	39,672	37,930
Fees from related parties	7,032	7,667	8,071	12,242	13,148	14,016	13,102	13,494
Market data	1,634	1,191	1,178	3,643	4,125	4,182	4,166	3,990
Software solutions	701	661	444	2,530	2,566	2,541	2,485	2,487
Interest income	2,072	2,071	1,563	1,651	1,548	1,371	1,397	1,543
Other revenues	8,196	9,369	33,269	1,174	831	465	3,199	622
Gain on divestiture and sale of investments	—	—	—	723,147	—	52,471	—	—
Losses on equity method investments	(2,275)	(2,291)	(2,705)	(1,224)	(3,288)	(3,672)	(2,995)	(2,652)

Total revenues	440,291	426,605	433,345	1,193,167	444,969	482,177	440,317	449,538
Expenses:
Compensation and employee benefits	275,299	269,444	258,642	448,686	278,808	277,077	264,637	269,899
Allocation of net income and grant of exchangeability to limited partnership units and FPUs	31,323	32,125	10,365	363,077	18,022	44,039	24,088	40,039

Total compensation and employee benefits	306,622	301,569	269,007	811,763	296,830	321,116	288,725	309,938
Occupancy and equipment	40,921	39,633	37,908	37,340	39,227	40,018	40,010	39,092
Fees to related parties	1,807	2,292	2,022	2,286	2,843	2,267	2,837	3,169
Professional and consulting fees	11,089	13,304	11,772	11,367	14,941	15,881	18,062	19,515
Communications	20,458	22,475	22,451	22,755	24,341	24,584	22,863	21,402
Selling and promotion	18,025	17,614	19,839	23,239	20,315	20,928	22,153	23,513
Commissions and floor brokerage	4,206	5,287	5,075	6,397	5,771	5,545	5,675	5,833
Interest expense	9,335	9,479	9,164	9,989	9,700	9,991	9,758	7,578
Other expenses	16,582	13,642	13,444	59,780	17,304	13,084	26,622	15,048

Total expenses	429,045	425,295	390,682	984,916	431,272	453,414	436,705	445,088
Income from operations before income taxes	11,246	1,310	42,663	208,251	13,697	28,763	3,612	4,450
(Benefit) provision for income taxes	744	(315)	10,675	78,711	3,095	10,329	2,623	70

Consolidated net income	10,502	1,625	31,988	129,540	10,602	18,434	989	4,380

Less: Net (loss) income attributable to noncontrolling interest in subsidiaries	2,494	(2,509)	6,662	95,074	3,604	4,266	1,440	2,422

Net income (loss) available to common stockholders	$8,008	$4,134	$25,326	$34,466	$6,998	$14,168	$(451)	$1,958

(1)	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
(2)	Information reflects the acquisition of Grubb & Ellis effective April 13, 2012.
(3)	Amounts include gains related to the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.

Note: Certain prior period amounts have been reclassified to conform with the current presentation.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	For the Three Months Ended
	March 31, 2014 (1) (2)	December 31, 2013 (1) (2)	September 30, 2013 (1) (2)	June 30, 2013 (2)	March 31, 2013 (2)	December 31, 2012 (2)	September 30, 2012 (2)	June 30, 2012 (2)
Brokerage revenue by product:
Rates	$113,672	$99,339	$109,110	$138,299	$144,992	$119,791	$131,359	$134,402
Real estate	109,170	131,311	105,303	103,155	73,249	104,492	96,551	92,682
Credit	65,446	53,651	54,410	67,343	69,142	62,225	67,926	70,084
Foreign exchange	52,066	44,687	47,393	60,692	59,348	47,130	48,910	53,240
Equities and other asset classes	42,751	35,204	34,862	40,692	39,970	36,024	34,545	41,716

Total brokerage revenues	$383,105	$364,192	$351,078	$410,181	$386,701	$369,662	$379,291	$392,124

Brokerage revenue by product (percentage):
Rates	29.7%	27.3%	31.1%	33.7%	37.5%	32.4%	34.6%	34.3%
Real estate	28.5	36.1	30.0	25.1	19.0	28.3	25.5	23.6
Credit	17.1	14.7	15.5	16.4	17.9	16.8	17.9	17.9
Foreign exchange	13.6	12.3	13.5	14.8	15.3	12.7	12.9	13.6
Equities and other asset classes	11.1	9.6	9.9	10.0	10.3	9.8	9.1	10.6

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic:
Voice/hybrid	$361,939	$347,889	$334,864	$374,397	$349,854	$339,155	$346,251	$358,395
Fully electronic	21,166	16,303	16,214	35,784	36,847	30,507	33,040	33,729

Total brokerage revenues	$383,105	$364,192	$351,078	$410,181	$386,701	$369,662	$379,291	$392,124

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	94.5%	95.5%	95.4%	91.3%	90.5%	91.7%	91.3%	91.4%
Fully electronic	5.5	4.5	4.6	8.7	9.5	8.3	8.7	8.6

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
(2)	Information reflects the acquisition of Grubb & Ellis effective April 13, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term funding (equity and long-term debt) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at March 31, 2014 were $3.1 billion, an increase of 47.8% as compared to December 31, 2013. The increase in total assets was driven primarily by increases in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, and increases in other assets. We maintain a significant portion of our assets in cash, with our cash position (which we define as cash and cash equivalents, marketable securities and unencumbered securities owned held for liquidity purposes) at March 31, 2014 of $717.2 million. See “Cash Position Analysis” below for a further discussion of our cash position.

As part of our cash management process, especially in light of the proceeds of the sale of eSpeed, we may enter into tri-party reverse repurchase agreements and other short term investments, some of which may be with Cantor. As of March 31, 2014, we had no reverse repurchase agreements outstanding with Cantor.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of March 31, 2014, we had $175 million invested in the program.

Funding

Our funding base consists of longer-term capital (equity and notes payable), shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances significantly exceed our unsecured letters of credit, unsecured bank borrowings and the amortization of our collateralized long-term debt. We believe that cash in and available to our largest regulated entities, inclusive of financing provided by clearing banks, is adequate for potential cash demands of normal operations such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends issued pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

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

As of March 31, 2014, our cash position, which we define as cash and cash equivalents, marketable securities and unencumbered securities owned, was approximately $717.2 million, the majority of which we are free to deploy to increase stockholder and bondholder value. We also expect to receive approximately $511.9 million in NASDAQ OMX stock based on the May 2, 2014 share price. We believe that we are in a strong position to increase our profits by making additional investments across Real Estate and Financial Services. In addition, we expect to have sufficient funds to repay debt, repurchase common shares and units, and maintain our regular common dividend for the foreseeable future.

Notes Payable and Collateralized Borrowings

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor. We used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes.

The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all of our existing and future senior unsecured obligations. The 8.75% Convertible Notes bear an annual interest rate of 8.75% currently, which is payable semi-annually in arrears on April 15 and October 15 of each year. As of December 31, 2013, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 158.2548 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. The 8.75% Convertible Notes were convertible into approximately 23,807,256 million shares of Class A common stock as of March 31, 2014. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

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

The 4.50% Convertible Notes are our general senior unsecured obligations. The 4.50% Convertible Notes pay interest semi-annually at a rate of 4.50% per annum and were priced at par. As of March 31, 2014, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination thereof at our election. As of March 31, 2014, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of our Class A common stock. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $149.0 million as of March 31, 2014.

In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which are expected to reduce the potential dilution of our Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.42 as of March 31, 2014, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of our Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $13.03 per share as of March 31, 2014.

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

Collateralized Borrowings

On various dates beginning in 2009 and most recently in December 2012, we entered into secured loan arrangements under which we pledged certain fixed assets in exchange for loans. The secured loan arrangements had fixed rates between 2.62% and 8.09% per annum and were repayable in consecutive monthly installments with the final payments due in December 2016. During the year ended December 31, 2013, we prepaid $26.7 million related to secured loan arrangements and during the three months ended March 31, 2014, we prepaid the remaining balance. Therefore, there were no secured loan arrangement balances as of March 31, 2014. The outstanding balance of the secured loan arrangements was $1.6 million and as of December 31, 2013. The value of the fixed assets pledged was $1.5 million as of December 31, 2013.

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

Because the leases were terminated during 2013, we had no outstanding balance or fixed assets pledged related to the leases as of March 31, 2014 or December 31, 2013. We recorded interest expense of $0.2 million during the three months ended March 31, 2013.

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

CASH POSITION ANALYSIS

Below is an analysis of the changes in our cash position for the three months ended March 31, 2014 and 2013. Our cash position is defined as cash and cash equivalents plus marketable securities and unencumbered securities held for liquidity purposes. The analysis below describes the key components of our earnings, dividends and distributions, investing and funding, security settlements and our working capital activities.

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

Other changes in working capital represent changes primarily in receivables and payables and accrued liabilities that impact our cash position.

The changes in our cash position during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(in millions)	2014	2013
Cash position, beginning of period	$795.0	$420.4

Consolidated net income, adjusted for non-cash items	53.5	31.2
Dividends and distributions	(38.5)	(39.3)

Net cash from earnings, dividends and distributions	15.0	(8.1)

Net investing and funding activities	(3.6)	2.5
Repurchases and redemptions	(27.4)	—
Securities settlements	(11.5)	(36.7)
Working capital and other use of cash	(50.3)	(7.7)

Cash position, end of period	$717.2	$370.4

Discussion of three months ended March 31, 2014

The decreased cash position was primarily due to changes in working capital, related to tax payments made and cash used to repurchase or redeem shares and units during the quarter.

For the three months ended March 31, 2014, we generated earnings adjusted for non-cash items of $53.5 million. We also paid dividends and distributions to shareholders and limited partners of $38.5 million for the fourth quarter of 2013.

Working capital and other uses of cash were approximately $50.3 million, primarily driven by the timing of tax payments.

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

Our securities settlement activities used $36.7 million of cash during the period primarily related to funding fail transactions, which is a temporary decrease in cash.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of March 31, 2014.

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

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. In Hong Kong, BGC Securities (Hong Kong), LLC and BGC Capital Markets (Hong Kong), Limited are regulated by the Securities and Futures Commission and The Hong Kong Monetary Authority, respectively. Both are subject to Hong Kong net capital requirements. In France, Aurel BGC, BGC France Holdings, and Ginalfi Finance ; in Australia, BGC Partners (Australia) Pty Limited; in Japan, BGC Shoken Kaisha Limited’s Japanese branch; in Singapore, BGC Partners (Singapore) Limited and BGC Securities (Singapore) Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, the LCH (LIFFE/LME) clearing organizations, of which BGC LP is a member, also imposes minimum capital requirements.

As of March 31, 2014, $339.7 million of net assets were held by regulated subsidiaries. As of March 31, 2014, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $164.4 million.

In April 2013, our Board of Directors and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee.

On October 2, 2013, BGC Derivative Markets, a subsidiary of the Company, began operating our SEF. Mandatory Dodd-Frank compliant execution by Swap Dealers and Major Swap Participants commenced in February 2014 for a small number of products, and is scheduled to commence in May 2014 for other products. We have heard from many of our large bank customers that they are currently trading less while they prepare for the new rules to take effect. Although SEF activity greatly increased in January 2014 compared with December 2013, volumes to date are not indicative of what we expect this business to look like a year from now. We anticipate improved derivatives volumes once the regulatory landscape becomes clearer for our clients. In addition, BGC maintains its ownership stake in ELX, a CFTC approved DCM, which also includes several of the world’s largest banks as equity holders. ELX began Dodd-Frank compliant swap and swap-futures trading in the fourth quarter of 2013, and we expect growing volumes as market participants expand the use of ELX to comply with regulations effective in the first quarter of 2014.

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

The first compliance obligations for EMIR came into force in mid-March 2013 with the adoption of the regulatory technical standards and implementing technical standards which included timely confirmations. Risk mitigation techniques for uncleared OTC derivatives became effective September 15, 2013 and comprised ISDA portfolio reconciliation, dispute resolution and disclosure protocol. Effective February 12, 2014 all counterparties were required to report details of any derivative contract (OTC or exchange traded) they have concluded, or which they have modified or terminated, to a registered or recognized trade repository (“TR”). For clearing obligations, the draft regulatory technical standards are expected to be published in mid-2014. In July 2013, the European Commission and the CFTC announced the “Path Forward” on the alignment of OTC derivatives regulations between the two jurisdictions. For the EU, this involves the implementation of the European Market Infrastructure Regulation and proposed amendments to the European Commission’s Markets in Financial Instruments Directive.

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of our Class A common stock outstanding for the three months ended March 31, 2014 and 2013 were as follows.

	Three Months Ended March 31,
	2014	2013
Shares outstanding at beginning of period	181,583,001	123,913,759
Share issuances:
Redemptions and exchanges of limited partnership interests (1)	5,724,474	5,339,482
Vesting of restricted stock units (RSUs)	630,028	491,822
Other issuances of Class A common stock (2)	112,026	1,128,518
Treasury stock repurchases	(2,883,418)	—

Shares outstanding at end of period	185,166,111	130,873,581

(1)	The issuances related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
(2)	The Company did not issue shares of Class A common stock for general corporate purposes during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company issued an aggregate of 1,113,663 shares of Class A common stock for general corporate purposes.

Class B Common Stock

We did not issue any shares of Class B common stock during the three months ended March 31, 2014 or 2013.

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

The table below represents unit redemption and share repurchase activity for the three months ended March 31, 2014.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions (1)
January 1, 2014—March 31, 2014	2,369,681	$6.35
Repurchases (2)
January 1, 2014—January 31, 2014	1,370,106	$6.40
February 1, 2014—February 28, 2014	326,293	6.59
March 1, 2014—March 31, 2014	1,187,019	6.92

Total Repurchases	2,883,418	$6.64

Total Redemptions and Repurchases	5,253,099	$6.51	$177,871,365

(1)	During the three months ended March 31, 2014, the Company redeemed approximately 2.3 million limited partnership units at an average price of $6.33 per unit and approximately 0.1 million FPUs at an average price of $6.75 per unit. During the three months ended March 31, 2013, the Company redeemed approximately 4.5 million limited partnership units at an average price of $4.25 per unit and approximately 0.7 million FPUs at an average price of $3.58 per unit.
(2)	During the three months ended March 31, 2014, the Company repurchased approximately 2.9 million shares of its Class A common stock at an aggregate purchase price of approximately $19.1 million for an average price of $6.64 per share. During the three months ended March 31, 2013, the Company did not repurchase any shares of its Class A common the Company did not repurchase any shares of its Class A common stock.

The fully diluted weighted-average share count for the three months ended March 31, 2014 was as follows (in thousands):

Three Months Ended March 31, 2014
Common stock outstanding (1)	220,608
Limited partnership interests in BGC Holdings	100,036
RSUs (Treasury stock method)	925
Other	505

Total (2)	322,074

(1)	Common stock outstanding consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended March 31, 2014, the weighted-average share count of Class A shares was 185.8 million and Class B shares was 34.8 million.
(2)	For the quarter ended March 31, 2014, approximately 44.7 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended March 31, 2014 included, on a weighted-average basis, 40.0 million shares underlying Convertible Notes and 4.7 million other securities or other contracts to issue shares of common stock. Also, as of March 31, 2014, approximately 4.6 million shares of contingent Class A common stock were excluded because the conditions for issuance had not been met by the end of the period.

At the end of the second quarter of 2013, we commenced a Global Partnership Restructuring Program (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” in Note 1—“Organization and Basis of Presentation”), as a result of which we reduced our fully diluted share count by approximately 32 million shares. In November 2013, we entered into the Ninth Amendment to the Agreement of Limited Partnership of the Partnership (see “Ninth Amendment to Partnership Agreement” herein), which created new preferred partnership units that may not be made exchangeable into our Class A common stock and are only entitled to a distribution each quarter at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation, and accordingly they will not be included in the fully diluted share count. Going forward, we intend to continue to reduce our overall rate of share count growth by utilizing these new preferred partnership units.

Stock Option Exercises

We did not issue any shares of our Class A common stock related to the exercise of stock options during the three months ended March 31, 2014 and 2013.

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

As of April 30, 2014, we have issued and sold an aggregate of approximately12.6 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the December 2012 Sales Agreement, with approximately 7.4 million shares of Class A common stock remaining to be sold under this agreement as of April 30, 2014. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these registrations along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of April 30, 2014, we have issued an aggregate of 4.7 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of April 30, 2014, we have issued approximately 151.8 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 4, 2013, at our Annual Meeting of Stockholders, our stockholders approved an amendment to our Third Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 150 million to 200 million the aggregate number of shares of our Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. On June 7, 2013, we filed a Registration Statement on Form S-8 with respect to the additional 50 million shares. As of March 31, 2014, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 57.3 million shares.

UNIT REDEMPTIONS AND EXCHANGES – EXECUTIVE OFFICERS

During 2013, our executive officers participated in the Global Partnership Restructuring Program. In connection with the program, Messrs. Lynn, Windeatt and Sadler received an aggregate of 283,206 newly-issued BGC Holdings limited partnership units (equivalent to 9.75% of their non-exchangeable units that were redeemed in the above transactions). Upon any sale or other transfer by such executive officers of shares of restricted stock, a proportional number of these units will be redeemed for zero by BGC Holdings. These units are not expected to be made exchangeable into shares of Class A common stock. In connection with the sale of certain shares of restricted stock, an aggregate of 91,703 of such units held by Messrs. Lynn, Windeatt and Sadler were redeemed for zero on February 5, 2014.

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

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

The Company has completed acquisitions, whose purchase price included an aggregated of approximately 2.5 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $8.1 million) and 2.3 million limited partnership units (with an acquisition date fair value of approximately $7.5 million) that may be issued contingent on certain targets being met through 2018.

In connection with the acquisitions above, as of March 31, 2014, the Company has issued 4.2 million shares of its Class A common stock related to contingent payments.

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

As of March 31, 2014, there were 2,864,828 non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

TENTH AMENDMENT TO THE PARTNERSHIP AGREEMENT

On May 9, 2014, partners of BGC Holdings approved the Tenth Amendment to the Agreement of Limited Partnership of BGC Holdings (the “Tenth Amendment”) effective as of May 9, 2014. In order to facilitate partner compensation and for other corporate purposes the Tenth Amendment creates a new class of partnership units (“NPSUs”), which are working partner units.

NPSUs are identical to PSUs except that NPSUs will not be entitled to participate in Partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of the Company’s Class A common stock. Upon grant, NPSUs may be assigned a written vesting schedule pursuant to which a certain number of NPSUs would be converted for PSUs/PPSUs on each vesting date, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations.

The Tenth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

EXECUTIVE COMPENSATION

On May 9, 2014, the Compensation Committee authorized the grant of 4 million NPSUs to Mr. Lutnick and 1 million NPSUs to Mr. Merkel. The NPSUs granted to Mr. Lutnick will vest ratably on January 1 of each year beginning January 1, 2015 and ending January 1, 2018, such that an equal number of NPSUs will vest and automatically be converted into an equivalent number of PSUs/PPSUs on each vesting date. The NPSUs granted to Mr. Merkel will vest ratably on January 1 of each year beginning January 1, 2015 and ending January 1, 2021, such that an equal number of NPSUs will vest and automatically be converted into an equivalent number of PSUs/PPSUs on each vesting date. Exchange rights with respect to any non-exchangeable PSUs/PPSUs will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, which may include the Compensation Committee’s exercise of negative discretion to reduce or withhold any such awards.

Upon the signing of any agreement that would result in a “Change in Control” (as defined in the Amended and Restated Change in Control Agreements entered into by each of Messrs. Lutnick and Merkel) (1) any unvested NPSUs held by Messrs. Lutnick or Merkel shall vest in full and automatically be converted for exchangeable PSUs/PPSUs (i.e., such PSUs shall be exchangeable for shares of Class A common stock and PPSUs shall be exchangeable for cash), and (2) any non-exchangeable PSUs/PPSUs held by Messrs. Lutnick and Merkel shall become immediately exchangeable, which exchangeability may be exercised in connection with such “Change in Control.”

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Notional Volume (in billions)
Fully electronic volume – eSpeed	$—	$—	$—	$12,001	$10,582
Fully electronic volume excluding eSpeed	3,116	2,755	2,167	2,416	2,622

Total fully electronic volume	3,116	2,755	2,167	14,417	13,204

Total hybrid volume—(1)	37,089	34,617	36,837	36,464	38,545

Total fully electronic and hybrid volume excluding eSpeed	40,205	37,372	39,004	38,880	41,167

Total fully electronic and hybrid volume	$40,205	$37,372	$39,004	$50,881	$51,749

Transaction Count (in thousands, except for days)
Fully electronic volume – eSpeed	—	—	—	5,095	4,104
Fully electronic volume excluding eSpeed	1,781	1,538	1,151	1,406	1,380

Total fully electronic transactions	1,781	1,538	1,151	6,501	5,484

Total hybrid transactions	706	610	642	717	702

Total transactions excluding eSpeed	2,487	2,148	1,793	2,123	2,082

Total transactions	2,487	2,148	1,793	7,218	6,186

Trading days	61	64	64	64	60

(1)	Defined as volume from hybrid transactions conducted by BGC Brokers, exclusive of voice-only transactions.

Notes:	The above volume figures for fully electronic rates are expected to be lower in periods following the sale of eSpeed on June 28, 2013. To provide a more meaningful comparison, the figures above are shown with and without eSpeed volumes. The above historical volume figures have been adjusted to reflect the reclassification of certain brokerage desks. These reclassifications had no impact on our total fully electronic or hybrid volumes or on our revenues related to fully electronic trading, overall revenues or earnings.

QUARTERLY MARKET ACTIVITY

Fully electronic volume, including new products, was $3.1 trillion for the three months ended March 31, 2014, compared to $13.2 trillion for the three months ended March 31, 2013. Our combined voice-assisted and screen-assisted volume for the three months ended March 31, 2014 was $40.2 trillion, compared to $51.7 trillion for the three months ended March 31, 2013. Excluding eSpeed, fully electronic volume, including new products, was $3.1 trillion for the three months ended March 31, 2014, up 18.8% from $2.6 trillion for the three months ended March 31, 2013. Our combined voice-assisted and screen-assisted volume, excluding eSpeed, for the three months ended March 31, 2014 was $40.2 trillion, down 2.3% from $41.2 trillion for the three months ended March 31, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at March 31, 2014 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$235,841	$48,397	$76,597	$47,671	$63,176
Notes payable and collateralized borrowings (2)	422,500	—	310,000	—	112,500
Interest on notes payable (3)	287,988	29,466	28,128	18,281	212,113
Other contractual obligations (4)	17,593	17,593	—	—	—

Total contractual obligations	$963,922	$95,456	$414,725	$65,952	$387,789

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $12 million over the life of the agreement. These sublease payments are included in the table above.
(2)	Notes payable and collateralized borrowings reflects the issuance of $150.0 million of the 8.75% Convertible Notes with a contractual maturity date in 2015 (unless earlier repurchased, exchanged or converted), $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of March 31, 2014 was approximately $149.0 million) with a contractual maturity date in 2016 (unless earlier repurchased, exchanged or converted), and $112.5 million of the 8.125% Senior Notes (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of March 31, 2014 was approximately $108.9 million) with a contractual maturity date in 2042 (which may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option). See Note 16—“Notes Payable, Collateralized and Short-Term Borrowings,” to our consolidated financial statements for more information regarding these obligations, including timing of payments and compliance with debt covenants.

(3)	The $212.1 million of interest on notes payable that is due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option, which may impact the actual interest paid.
(4)	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in our unaudited condensed consolidated statements of financial condition.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended March 31, 2014 and 2013, we incurred compensation expense, before associated income taxes, of $29.1 and $10.6 million, respectively, related to the grant of exchangeability on partnership units.

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

As of March 31, 2014 and December 31, 2013, the aggregate balance of employee loans, net of reserve, was $137.6 million and $142.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2014 and 2013 was $7.1 million and $9.5 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of the end of the second quarter of 2013, pursuant to our Global Partnership Restructuring Program (see “Share Count Reduction and Modifications/Extensions of Employment Agreements”), the Company redeemed or exchanged approximately 76 million limited partnership units held by partners of BGC Holdings. Pursuant to the Program, the Company has delivered an aggregate of approximately 44 million shares of the Company’s Class A common stock to the partners.

As of April 30, 2014, there were 184,119,720 shares of our Class A common stock outstanding, of which 3,704,988 shares were held by Cantor and CFGM, Cantor’s managing general partner. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of April 30, 2014, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 66.1% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through April 30, 2014, Cantor has distributed to its current and former partners an aggregate of 20,237,911 shares of Class A common stock, consisting of (i) 18,814,209 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,423,702 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of April 30, 2014, Cantor is still obligated to distribute to its current and former partners an aggregate of 16,362,118 shares of Class A common stock, consisting of 14,557,535 April 2008 distribution rights shares and 1,804,583 February 2012 distribution rights shares.

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

As of April 30, 2014, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 218,967,827 units and 218,967,827 units, representing approximately 67.8% and 67.8% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 104,104,814 units and 104,104,814 units, representing approximately 32.2% and 32.2% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As of April 30,2014, outstanding BGC Holdings partnership interests included 35,528,178 limited partnership units, 19,793,703 founding/working partner units and 48,782,933 Cantor units.

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

Cantor units are generally exchangeable with us for our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable founding/working partner units, none of which was redeemed/exchanged in the Global Partnership Restructuring Program. As of April 30, 2014, there were 2,864,828 non-exchangeable founding/working partner units with respect to which Cantor had the right to acquire an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly are not included in the fully diluted share count. Each quarter, the net profits of BGC Holdings will be allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of April 30, 2014, there were 9,698,106 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

The following diagram illustrates our organizational structure as of April 30, 2014. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Interests (46.9% of economics of BGC Holdings)
• 15.1% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (1.7% of economics and 0.7% of voting power of BGC Partners, Inc.) and Class B common stock (15.9% of economics and 65.4% of voting power of BGC Partners, Inc.)
• 11.9% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (82.4% of economics and 33.9% of voting power of BGC Partners, Inc.)
• 55.9% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (67.8% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (67.8% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (53.1% of economics of BGC Holdings)
• 17.1% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (32.2% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (32.2% of economics of BGC Global)
BGC U.S.
BGC Global

*	Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 17.6% of the voting power, and the public stockholders would hold 82.4% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) Cantor’s economic interest in our 8.75% convertible notes or the 23,807,256 shares of Class A common stock acquirable by Cantor upon conversion thereof (if Cantor converted all of the 8.75% convertible notes into shares of Class A common stock, Cantor would hold 67.6% of the voting power, and the public stockholders would hold 32.4% of the voting power (and Cantor’s indirect economic interests in each of BGC U.S. and BGC Global would be 32.0%)); (b) 16,260,160 shares of Class A common stock issuable upon conversion of our 4.50% convertibles notes; (c) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); and (d) 9,698,106 Preferred Units granted and outstanding to BGC Holdings partners (see “Partnership Structure” herein).

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2014 through April 30, 2014 as follows: (a) an aggregate 3,519,071 Global Partnership Restructuring Program shares of Class A common stock issued by us; (b) 67,350 April 2008 distribution rights shares distributed by Cantor, but not the 14,557,535 shares remaining to be distributed by Cantor; (c) 1,014 February 2012 distribution rights shares distributed by Cantor, but not the 1,804,583 shares remaining to be distributed by Cantor; (d) 4,240,672 shares of Class A common stock repurchased by us; (e) 1,941,000 shares of Class A common stock sold by us under the December 2012 sales agreement pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-185110), but not the 7,418,362 shares remaining for sale by us under such sales agreement; (f) 100,325 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 15,263,301 shares remaining available for issuance by us under such Registration Statement; (g) 12,110 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,848,219 shares remaining available for issuance by us under such Registration Statement; (h) 24,129 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 323,184 shares remaining available for sale by selling stockholders under such Registration Statement; (i) 72,573 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,624,464 shares remaining available for sale by selling stockholders under such Registration Statement; (j) 816,431 limited partnership and founding/working partner units redeemed or repurchased by us for cash; and (k) an aggregate of 14,743,497 limited partnership units granted by BGC Holdings.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $41.7 million as of March 31, 2014. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 8—“Marketable Securities” and Note 10—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

Interest Rate Risk

BGC Partners had $408.0 million in fixed-rate debt outstanding as of March 31, 2014. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

During the three months ending March 31, 2014, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

See “Risk Factors” in Part I, Item IA of our 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this Item is set forth in Note 22—“Subsequent Events” and Note 6— “Stock Transactions and Unit Redemptions” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I) and is incorporated by reference herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

The information required by this Item is set forth under the heading “Tenth Amendment to the Partnership Agreement” and “Executive Compensation” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 2 of Part I of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

10.1	Tenth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of May 9, 2014.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended March 31, 2014 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2014 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/S/ HOWARD W. LUTNICK

Name:	Howard W. Lutnick
Title:	Chairman of the Board and
Chief Executive Officer

/S/ ANTHONY GRAHAM SADLER

Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: May 9, 2013

[Signature page to the Quarterly Report on Form 10-Q for the period ended March 31, 2014 dated May 9, 2013.]

EXHIBIT INDEX

Exhibit Number	Description

10.1	Tenth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of May 9, 2014.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended March 31, 2014 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity and, (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.