Form 10-Q
period 2014-06-30
BGC Partners, Inc.
filed 2014-08-08
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

On August 5, 2014, the registrant had 182,310,756 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below and may impact either or both of our operating segments:

•	market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets and markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;

•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;

•	our relationships with Cantor Fitzgerald, L.P. and its affiliates (“Cantor”), including Cantor Fitzgerald & Co. (“CF&Co”) and Cantor Commercial Real Estate Company, L.P. (“CCRE”), any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or associated outlooks, CF&Co’s acting as our sales agent under our controlled equity or other offerings, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments or cash management vehicles placed by or recommended by CF&Co, and any services provided by CCRE with respect to finding and reviewing suitable acquisition or partner candidates, structuring transactions, and negotiating and due diligence services;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks, and the impact of natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•	the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political impasses;

•	the effect on our businesses of reductions in overall industry volumes in certain of our products as a result of Federal Reserve Board quantitative easing, the tapering or ending of quantitative easing, and other factors, including the level and timing of governmental debt issuances and outstanding amounts;

•	the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, changes in monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other financial institutions;

•	extensive regulation of our businesses, changes in regulations relating to the financial services, commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, fines, penalties, sanctions, enhanced oversight, increased financial and capital requirements, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•	factors related to specific transactions or series of transactions, including credit, performance, and unmatched principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•	costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received and the impact thereof on our financial results in any given period;

•	certain financial risks, including the possibility of future losses, reduced cash flows from operations, and the need for long-term borrowings or other sources of cash, relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or associated outlooks, increased borrowing costs, as well as interest rate and foreign currency exchange rate fluctuations;

•	risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments or cash management vehicles and collectability of loan balances owed to us by partners, employees, or others;

•	our ability to enter new markets or develop new products, trading desks, marketplaces, or services and to induce customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•	our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our real estate services business, the anticipated benefits of any such transactions or relationships and the future impact of any such transactions or relationships on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

•	our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, managers, and other professionals;

•	our ability to expand the use of technology for hybrid and fully electronic trading in our product offerings;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•	our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses and brokers;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•	information technology implementation issues, capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents;

•	the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity offerings or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•	our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P. (“BGC Holdings”) or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•	the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable debt securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% convertible notes and counterparties to our capped call transactions, and resales of shares of our Class A common stock by Cantor or by others of shares acquired from us or Cantor, including pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our convertible notes, conversions or exchanges of our convertible or exchangeable debt securities, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

The foregoing risks and uncertainties, as well as any risks and uncertainties discussed under the headings “Part II, Item 1A—Risk Factors,” “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-Q, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the Securities and Exchange Commission, and future results or events could differ significantly from these forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s Public Reference Room located at One Station Place, 100 F Street, N.E., Washington, D.C. 20549. You can also request copies of the documents, upon payment of a duplicating fee, by writing the Public Reference Section of the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. These filings are also available to the public from the SEC’s website at www.sec.gov.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$558,192	$716,919
Cash segregated under regulatory requirements	15,821	8,687
Securities owned	35,779	33,119
Marketable securities	50,260	45,002
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	812,844	349,915
Accrued commissions receivable, net	275,949	265,920
Loans, forgivable loans and other receivables from employees and partners, net	154,891	142,769
Fixed assets, net	116,645	127,615
Investments	21,065	17,703
Goodwill	184,237	163,339
Other intangible assets, net	17,219	18,180
Receivables from related parties	10,877	15,211
Other assets	198,634	174,984

Total assets	$2,452,413	$2,079,363

Liabilities, Redeemable Partnership Interest, and Equity
Accrued compensation	$201,907	$187,855
Securities sold, not yet purchased	3,683	2,031
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	742,800	303,549
Payables to related parties	19,264	15,382
Accounts payable, accrued and other liabilities	373,869	392,525
Notes payable and collateralized borrowings	259,148	258,356
Notes payable to related parties	150,000	150,000

Total liabilities	1,750,671	1,309,698
Commitments and contingencies (Note 18)
Redeemable partnership interest	68,066	66,918
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 211,956 and 202,671 shares issued at June 30, 2014 and December 31, 2013, respectively; and 184,001 and 181,583 shares outstanding at June 30, 2014 and December 31, 2013, respectively	2,120	2,027
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 shares issued and outstanding at June 30, 2014 and December 31, 2013, convertible into Class A common stock	348	348
Additional paid-in capital	772,501	745,678
Contingent Class A common stock	9,367	12,051
Treasury stock, at cost: 27,955 and 21,088 shares of Class A common stock at June 30, 2014 and December 31, 2013, respectively	(157,821)	(121,753)
Retained deficit	(204,812)	(167,923)
Accumulated other comprehensive loss	(5,981)	(6,060)

Total stockholders’ equity	415,722	464,368

Noncontrolling interest in subsidiaries	217,954	238,379

Total equity	633,676	702,747

Total liabilities, redeemable partnership interest, and equity	$2,452,413	$2,079,363

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Commissions	$291,666	$324,832	$595,264	$623,536
Principal transactions	72,751	85,349	152,258	173,346
Real estate management services	38,835	39,823	78,661	79,161
Fees from related parties	7,967	12,242	14,999	25,390
Market data	1,492	3,643	3,126	7,768
Software solutions	703	2,530	1,404	5,096
Interest income	1,925	1,651	3,997	3,199
Other revenues	3,530	1,174	11,726	2,005
Gain on divestiture	—	723,147	—	723,147
Losses on equity method investments	(1,288)	(1,224)	(3,563)	(4,512)

Total revenues	417,581	1,193,167	857,872	1,638,136
Expenses:
Compensation and employee benefits	264,318	448,686	539,617	727,494
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	22,402	363,077	53,725	381,099

Total compensation and employee benefits	286,720	811,763	593,342	1,108,593
Occupancy and equipment	35,701	37,340	76,622	76,567
Fees to related parties	2,133	2,286	3,940	5,129
Professional and consulting fees	10,156	11,367	21,245	26,308
Communications	21,312	22,755	41,770	47,096
Selling and promotion	18,255	23,239	36,280	43,554
Commissions and floor brokerage	5,575	6,397	9,781	12,168
Interest expense	9,230	9,989	18,565	19,689
Other expenses	13,584	59,780	30,166	77,084

Total expenses	402,666	984,916	831,711	1,416,188
Income from operations before income taxes	14,915	208,251	26,161	221,948
Provision for income taxes	3,600	78,711	4,344	81,806

Consolidated net income	$11,315	$129,540	$21,817	$140,142

Less: Net income attributable to noncontrolling interest in subsidiaries	3,714	95,074	6,208	98,678

Net income available to common stockholders	$7,601	$34,466	$15,609	$41,464

Per share data:
Basic earnings per share
Net income available to common stockholders	$7,601	$34,466	$15,609	$41,464

Basic earnings per share	$0.03	$0.20	$0.07	$0.25

Basic weighted-average shares of common stock outstanding	220,770	171,758	220,689	167,515

Fully diluted earnings per share
Net income for fully diluted shares	$11,105	$69,944	$22,663	$89,485

Fully diluted earnings per share	$0.03	$0.18	$0.07	$0.24

Fully diluted weighted-average shares of common stock outstanding	326,586	378,092	324,300	367,582

Dividends declared per share of common stock	$0.12	$0.12	$0.24	$0.24

Dividends declared and paid per share of common stock	$0.12	$0.12	$0.24	$0.24

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Consolidated net income	$11,315	$129,540	$21,817	$140,142
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	524	(2,257)	1,253	(3,123)
Unrealized loss on securities available for sale	(726)	—	(1,159)	—

Total other comprehensive (loss) income, net of tax	(202)	(2,257)	94	(3,123)

Comprehensive income	11,113	127,283	21,911	137,019
Less: Comprehensive income attributable to noncontrolling interest in subsidiaries, net of tax	3,684	94,745	6,223	98,218

Comprehensive income attributable to common stockholders	$7,429	$32,538	$15,688	$38,801

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$21,817	$140,142
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	21,608	24,853
Employee loan amortization and reserves on employee loans	14,284	19,682
Equity-based compensation and allocations of net income to limited partnership units and FPUs	60,049	388,163
Losses on equity method investments	3,563	4,512
Accretion of discount on convertible notes	2,388	2,718
Unrealized loss on marketable securities	1,171	—
Impairment of fixed assets	3,723	764
Deferred tax (benefit) provision	1,116	(69,044)
Sublease provision adjustment	225	—
Gain on divestiture	—	(723,147)
Reserve on loans to employees and partners	—	160,501
Other	—	(316)

Consolidated net income, adjusted for non-cash and non-operating items	129,944	(51,172)
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(462,130)	(1,134,073)
Reverse repurchase agreements	—	(49,063)
Loans, forgivable loans and other receivables from employees and partners, net	(26,090)	(22,901)
Accrued commissions receivable, net	(4,058)	(48,049)
Securities owned	(2,660)	(171)
Receivables from related parties	3,477	(2,357)
Cash segregated under regulatory requirements	(7,134)	(3,178)
Other assets	(21,223)	(19,804)
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	439,277	1,170,173
Payables to related parties	3,693	858
Securities sold, not yet purchased	1,652	—
Accounts payable, accrued and other liabilities	(30,884)	194,035
Accrued compensation	5,294	25,726

Net cash provided by operating activities	$29,158	$60,024
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(5,204)	$(8,796)
Capitalization of software development costs	(7,271)	(7,728)
Purchase of equity method investments	(6,942)	(797)
Payments for acquisitions, net of cash acquired	(12,955)	(214)
Proceeds from divestiture	—	747,675
Purchase of marketable securities	(7,795)	—
Capitalization of trademarks, patent defense and registration costs	(144)	(779)

Net cash provided by (used in) investing activities	$(40,311)	$729,361

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of collateral borrowings	(1,599)	(30,358)
Earnings distributions	(26,709)	(32,138)
Redemption of limited partnership interests	(17,044)	(3,496)
Repurchase of limited partnership units	(1,856)	—
Dividends to stockholders	(52,498)	(39,847)
Repurchase of Class A common stock	(47,685)	(188)
Proceeds from offering of Class A common stock, net	—	1,446
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(538)	(940)

Net cash used in financing activities	(147,929)	(105,521)
Effect of exchange rate changes on cash and cash equivalents	355	(1,931)

Net (decrease) increase in cash and cash equivalents	(158,727)	681,933
Cash and cash equivalents at beginning of period	716,919	388,409

Cash and cash equivalents at end of period	$558,192	$1,070,342

Supplemental cash information:
Cash paid during the period for taxes	$51,591	$9,215
Cash paid during the period for interest	16,174	9,959
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$34,923	$41,774
Donations with respect to Charity Day	—	5,720
Issuance of Class A and contingent Class A common stock for acquisitions	—	1,040

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

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Six Months Ended June 30, 2014

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2014	$2,027	$348	$745,678	$12,051	$(121,753)	$(167,923)	$(6,060)	$238,379	$702,747
Consolidated net income	—	—	—	—	—	15,609	—	6,208	21,817
Other comprehensive loss, net of tax	—	—	—	—	—	—	79	15	94
Equity-based compensation, 743,008 shares	7	—	1,648	—	—	—	—	736	2,391
Dividends to common stockholders	—	—	—	—	—	(52,498)	—	—	(52,498)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(25,887)	(25,887)
Grant of exchangeability and redemption of limited partnership interests, issuance of 5,063,511 shares	51	—	22,429	—	—	—	—	11,397	33,877
Issuance of Class A common stock (net of costs), 22,877 shares	—	—	119	—	—	—	—	38	157
Redemption of FPUs, 266,922 units	—	—	—	—	—	—	—	(1,001)	(1,001)
Repurchase of Class A common stock, 6,866,243 shares	—	—	—	—	(36,068)	—	—	(11,617)	(47,685)
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(286)	(286)
Issuance of contingent and Class A common stock for acquisitions, 757,287 shares	8	—	2,676	(2,684)	—	—	—	—	—
Purchases of Newmark noncontrolling interest	—	—	(16)	—	—	—	—	(24)	(40)
Other	27	—	(33)	—	—	—	—	(4)	(10)

Balance, June 30, 2014	$2,120	$348	$772,501	$9,367	$(157,821)	$(204,812)	$(5,981)	$217,954	$633,676

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company servicing the financial and real estate markets through its two segments, Financial Services and Real Estate Services. The Company’s Financial Services segment specializes in the brokerage of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures and structured products. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through its BGC Trader™ and BGC Market Data brands, BGC Partners offers financial technology solutions, market data, and analytics related to select financial instruments and markets.

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

The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. BGC Partners has offices in dozens of major markets, including New York and London, as well as Atlanta, Beijing, Boston, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

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

Recent Accounting Pronouncements

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU will replace certain existing revenue recognition guidance when it becomes effective on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the impact of the future adoption of the ASU on the Company’s unaudited condensed consolidated financial statements.

2.	Divestiture

On June 28, 2013, the Company sold (the “NASDAQ OMX Transaction”) its on-the-run, electronic benchmark U.S. Treasury platform (the “Purchased Assets” or “eSpeed”) to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). Upon the sale of eSpeed, NASDAQ OMX paid the Company $750 million in cash consideration, adjusted for certain pre-paid amounts and accrued costs and expenses. An earn-out of up to 14,883,705 shares of NASDAQ OMX common stock will be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ OMX is equal to or greater than $25 million. The earn-out was excluded from the initial gain on the divestiture and will be recognized in income when it is realized and earned, consistent with the accounting guidance for gain contingencies. The Purchased Assets were included in the Company’s Financial Services segment.

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

In connection with the transaction, the Company entered into a transition services agreement, under which the Company will provide certain services to NASDAQ OMX over a period ranging from 12 to 18 months from the acquisition closing date. The Company attributed approximately $2.9 million of the proceeds from the sale to the transition services agreement, which was recognized as revenue over a period of 12 months. For the quarter ended June 30, 2014, the Company recognized approximately $750 thousand of revenue with respect to this transition services agreement, which is included in “Other revenues” in the Company’s unaudited condensed consolidated statements of operations.

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

The Company has also awarded preferred partnership units (“Preferred Units”). Each quarter, the net profits of BGC Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”). These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into the Company’s Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in the Company’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Allocation of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries.

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

General

Certain of the limited partnership interests, described above, have been granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment); additional limited partnership interests may become exchangeable for Class A common stock on a one-for-one basis (subject to adjustment). Any exchange of limited partnership interests into Class A common shares would not impact the fully diluted number of shares and units outstanding. Because these limited partnership interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company. Each quarter, net income is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which the Company has a net loss, the loss allocation for FPUs, limited partnership units and Cantor units is allocated to Cantor and reflected as a component of “Net income attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In subsequent quarters in which the Company has net income, the initial allocation of income to the limited partnership interests is to “Net income attributable to noncontrolling interests in subsidiaries,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income allocated to common stockholders.

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

In February 2014, the Company acquired select assets and liabilities of Heat Energy Group, LLC (“HEAT”), an independent over-the-counter energy brokerage company focused on the regional term power markets and natural gas swaps. HEAT specializes in electricity and power brokerage and has offices in New York, New Jersey and Florida.

On May 9, 2014, the Company acquired Remate Lince, a leading Mexican inter-dealer broker, which specializes in interest rate derivatives and bond brokerage. Remate Lince is headquartered in Mexico City and has operations in New York as well.

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

FASB guidance on Earnings Per Share (“EPS”) establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income is allocated to the Company’s outstanding common stock, FPUs, limited partnership units and Cantor units (see Note 3—“Limited Partnership Interests in BGC Holdings”).

The Company’s earnings for the three and six months ended June 30, 2014 and 2013 were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income available to common stockholders	$7,601	$34,466	$15,609	$41,464
Allocation of income to limited partnership interests in BGC Holdings	$4,536	$140,068	$8,407	$151,026

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income available to common stockholders	$7,601	$34,466	$15,609	$41,464

Basic weighted-average shares of common stock outstanding (1)	220,770	171,758	220,689	167,515

Basic earnings per share	$0.03	$0.20	$0.07	$0.25

(1)	For the three and six months ended June 30, 2013, basic weighted-average shares of common stock included, on a weighted-average basis, 45.2 million shares of the Company’s Class A common stock (of which approximately 39.1 million are restricted shares) that the Company had granted and expected to issue in connection with the global partnership restructuring program (see Note 1—“Organization and Basis of Presentation”).

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

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fully diluted earnings per share:
Net income available to common stockholders	$7,601	$34,466	$15,609	$41,464
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	3,504	31,618	7,052	39,361
Interest expense on convertible notes, net of tax	—	3,860	—	8,657
Dividend equivalent expense on RSUs, net of tax	—	—	2	3

Net income for fully diluted shares	$11,105	$69,944	$22,663	$89,485

Weighted-average shares:
Common stock outstanding	220,770	171,758	220,689	167,515
Limited partnership interests in BGC Holdings (1)	104,083	165,127	102,071	159,255
Convertible notes	—	39,780	—	39,722
RSUs (Treasury stock method)	685	630	762	339

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other	1,048	797	778	751

Fully diluted weighted-average shares of common stock outstanding	326,586	378,092	324,300	367,582

Fully diluted earnings per share	$0.03	$0.18	$0.07	$0.24

(1)	For the three and six months ended June 30, 2013, limited partnership interests in BGC Holdings excluded, on a weighted-average basis, 77.4 million limited partnership units that were redeemed or exchanged in June 2013 in connection with the global partnership restructuring program (see Note 1—“Organization and Basis of Presentation”).

For the three months ended June 30, 2014 and 2013, respectively, approximately 44.4 million and 6.6 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2014 included, on a weighted-average basis, 40.1 million shares underlying Convertible Notes and 4.3 million other securities or other contracts to issue shares of common stock.

Additionally, as of June 30, 2014 and 2013, respectively, approximately 5.8 million and 5.9 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

6.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Shares outstanding at beginning of period	185,166,111	130,873,581	181,583,001	123,913,759
Share issuances:
Exchanges of limited partnership interests (1)	2,037,023	3,498,243	7,761,497	8,837,725
Vesting of restricted stock units (RSUs)	112,980	131,571	743,008	623,393
Acquisitions	656,962	1,086,975	757,287	1,086,975
Other issuances of Class A common stock	11,176	771,169	22,877	1,899,687
Treasury stock repurchases	(3,982,825)	(33,478)	(6,866,243)	(33,478)

Shares outstanding at end of period	184,001,427	136,328,061	184,001,427	136,328,061

(1)	The issuances related to exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the three and six months ended June 30, 2014 and 2013.

Controlled Equity Offering

The Company has entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“CF&Co”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its controlled equity offering sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this Agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of June 30, 2014, the Company has sold 13,805,948 shares of Class A common stock under this Agreement.

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. In

February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On July 30, 2013, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $250 million. As of June 30, 2014, the Company had approximately $135.2 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents unit redemption and share repurchase activity for the three and six months ended June 30, 2014:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions (1), (2)
January 1, 2014 - March 31, 2014	2,369,681	$6.35
April 1, 2014 - June 30, 2014	2,055,942	6.89

Repurchases (3), (4)
January 1, 2014 - March 31, 2014	2,883,418	$6.64
April 1, 2014 - April 30, 2014	1,109,313	7.02
May 1, 2014 - May 31, 2014	2,346,991	7.20
June 1, 2014 - June 30, 2014	526,521	7.32

Total Repurchases	6,866,243	$6.94

Total Redemptions and Repurchases	11,291,866	$6.81	$135,159,596

(1)	During the three months ended June 30, 2014, the Company redeemed approximately 1.9 million limited partnership units at an average price of $6.87 per unit and approximately 0.1 million FPUs at an average price of $7.16 per unit. During the three months ended June 30, 2013, the Company redeemed approximately 2.5 million limited partnership units at an average price of $5.54 per unit and approximately 0.2 million FPUs at an average price of $4.68 per unit.
(2)	During the six months ended June 30, 2014, the Company redeemed approximately 4.2 million limited partnership units at an average price of $6.58 per unit and approximately 0.3 million FPUs at an average price of $6.96 per unit. During the six months ended June 30, 2013, the Company redeemed approximately 6.9 million limited partnership units at an average price of $4.71 per unit and approximately 0.9 million FPUs at an average price of $3.78 per unit.
(3)	During the three months ended June 30, 2014, the Company repurchased approximately 4.0 million shares of its Class A common stock at an aggregate purchase price of approximately $28.6 million for an average price of $7.17 per share. During the three months ended June 30, 2013, the Company repurchased 33,478 shares of its Class A common stock at an aggregate purchase price of approximately $0.2 million for an average price of $5.61 per share.
(4)	During the six months ended June 30, 2014, the Company repurchased 6.9 million shares of its Class A common stock at an aggregate purchase price of approximately $47.7 million for an average price of $6.94 per share. During the six months ended June 30, 2013, the Company repurchased 33,478 shares of its Class A common stock at an aggregate purchase price of approximately $0.2 million for an average price of $5.61 per share.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$66,918	$78,839
Consolidated net income allocated to FPUs	1,483	5,631
Earnings distributions	(822)	(1,181)
Re-allocation of equity due to additional investment by founding/working partners	286	938
FPUs exchanged	(695)	(1,541)
FPUs redeemed	(855)	(2,583)
Other	1,751	(729)

Balance at end of period	$68,066	$79,374

7.	Securities Owned and Securities Sold, Not Yet Purchased

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $35.8 million and $33.1 million as of June 30, 2014 and December 31, 2013, respectively. Total securities sold, not yet purchased was $3.7 million and $2.0 million as of June 30, 2014 and December 31, 2013, respectively.

8.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $50.3 million and $45.0 million as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, $11.9 million and $5.5 million, respectively, related to securities classified as available-for-sale and accordingly are recorded at fair value. Unrealized gains or losses on marketable securities classified as available-for-sale are included as part of “Accumulated other comprehensive loss” in the Company’s unaudited condensed consolidated statements of financial condition. The remaining balance is comprised of trading securities which are measured at fair value, with any changes in fair value recognized currently in earnings.

9.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter into to minimize the effect of price changes of the Company’s NASDAQ OMX shares (see Note 10—“Derivatives”). As of June 30, 2014 and December 31, 2013, receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$676,972	$258,569
Customer receivables	65,153	28,860
Cash and cash equivalents held at clearing organizations	53,199	46,684
Other receivables from broker-dealers and customers	16,347	12,204
Net pending trades	526	1,964
Open derivative contracts	647	1,634

Total	$812,844	$349,915

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$622,390	$203,206
Customer payables	51,317	22,889
Payables to clearing organizations	38,522	62,976
Other payables to broker-dealers and customers	30,258	12,627
Open derivative contracts	313	1,851

Total	$742,800	$303,549

A portion of these receivables and payables are with Cantor. See Note 12—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of June 30, 2014 have subsequently settled at the contracted amounts.

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$494	$—	$445	$—
Foreign exchange swaps	153	313	501	926
Equity options	—	—	688	925

Total	$647	$313	$1,634	$1,851

The notional amounts of these derivative contracts at June 30, 2014 and December 31, 2013 were $271.3 million and $344.9 million, respectively. The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. All of the Company’s foreign exchange swaps are with Cantor. See Note 12—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position at June 30, 2014 was $647 thousand.

The change in fair value of interest rate swaps and foreign exchange swaps is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations, and the change in fair value of equity options is included as part of “Other revenues” in the Company’s unaudited condensed consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative contract	2014	2013	2014	2013
Interest rate swaps	$15	$5	$21	$12
Equity options	—	—	615	—
Foreign exchange swaps	(115)	2	(172)	1

Gain (loss)	$(100)	$7	$464	$13

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

11.	Fair Value of Financial Assets and Liabilities

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at June 30, 2014 and December 31, 2013 (in thousands):

	Assets at Fair Value at June 30, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,023	$—	$—	$—	$32,023
Marketable securities	50,260	—	—	—	50,260
Interest rate swaps	—	494	—	—	494
Foreign exchange swaps	—	153	—	—	153
Securities owned – Equities	3,756	—	—	—	3,756

Total	$86,039	$647	$—	$—	$86,686

	Liabilities at Fair Value at June 30, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$313	$—	$—	$313
Securities sold, not yet purchased – Equities	3,683	—	—	—	3,683

Total	$3,683	$313	$—	$—	$3,996

	Assets at Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,027	$—	$—	$—	$32,027
Marketable securities	45,002	—	—	—	45,002
Interest rate swaps	—	445	—	—	445
Foreign exchange swaps	—	501	—	—	501
Equity options	688	—	—	—	688
Securities owned – Equities	1,092	—	—	—	1,092

Total	$78,809	$946	$—	$—	$79,755

	Liabilities at Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$926	$—	$—	$926
Equity options	925	—	—	—	925
Securities sold, not yet purchased – Equities	2,031	—	—	—	2,031

Total	$2,956	$926	$—	$—	$3,882

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset		Net Amount
				Financial Instruments	Cash Collateral Received
Assets
Interest rate swaps	$658	$164	$494	$—	$—	$494
Foreign exchange swaps	541	388	153	—	—	153

Total	$1,199	$552	$647	$—	$—	$647

Liabilities
Interest rate swaps	$164	$164	$—	$—	$—	$—
Foreign exchange swaps	701	388	313	—	—	313

Total	$865	$552	$313	$—	$—	$313

	December 31, 2013
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset		Net Amount
				Financial Instruments	Cash Collateral Received
Assets
Interest rate swaps	$639	$194	$445	$—	$—	$445
Foreign exchange swaps	568	67	501	—	—	501
Equity options	688	—	688	—	—	688

Total	$1,895	$261	$1,634	$—	$—	$1,634

Liabilities
Interest rate swaps	$194	$194	$—	$—	$—	$—
Foreign exchange swaps	993	67	926	—	—	926
Equity options	925	—	925	—	—	925

Total	$2,112	$261	$1,851	$—	$—	$1,851

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

The Company, together with other leading financial institutions, formed ELX Futures L.P. (“ELX”), a limited partnership that has established a fully electronic futures exchange. The Company accounts for ELX under the equity method of accounting (see Note 13—“Investments” for more details). During the three and six months ended June 30, 2014, the Company made no capital contributions to ELX. During the year ended December 31, 2012, the Company made a $16.0 million capital contribution to ELX. On March 28, 2012, the Company entered into a credit agreement with ELX, whereby the Company has agreed to lend ELX up to $16.0 million. As of June 30, 2014, the Company had not loaned ELX any amounts under this agreement. The commitment period for this credit facility extends through March 28, 2015. The Company has entered into a technology services agreement with ELX pursuant to which the Company provided software technology licenses, monthly maintenance support and other technology services as requested by ELX. As part of the sale of eSpeed (see Note 2—“Divestiture”), the Company sold the technology services agreement with ELX to NASDAQ OMX. In addition, in connection with the sale of eSpeed (see Note 2—“Divestiture”), the Company has guaranteed all payment obligations of ELX through December 31, 2014 under the Amended and Restated Technology Services Agreement, dated as of March 28, 2012, by and between eSpeed Technology Services L.P. and ELX.

For the three months ended June 30, 2014 and 2013, the Company recognized related party revenues of $8.0 million and $12.2 million, respectively, for the services provided to Cantor and ELX. For the six months ended June 30, 2014 and 2013, the Company recognized related party revenues of $15.0 million and $25.4 million, respectively. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and

Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended June 30, 2014 and 2013, the Company was charged $7.4 million and $8.7 million, respectively, for the services provided by Cantor and its affiliates, of which $5.3 million and $6.4 million, respectively, were to cover compensation to leased employees for the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, the Company was charged $14.9 million and $16.7 million, respectively, for the services provided by Cantor and its affiliates, of which $11.0 million and $11.6 million, respectively, were to cover compensation to leased employees for the six months ended June 30, 2014 and 2013. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended June 30, 2014 and 2013, Cantor’s share of the net profit in Tower Bridge was $1.4 million and $0.3 million, respectively. For the six months ended June 30, 2014 and 2013, Cantor’s share of the net profit in Tower Bridge was $1.6 million and $0.1 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

Equity Method Investment

On June 3, 2014, the Company’s Board of Directors and Audit Committee authorized the purchase of 1,000 Class B Units of LFI Holdings, LLC (“LFI”,) a wholly owned subsidiary of Cantor, representing 10% of the issued and outstanding Class B Units of LFI after giving effect to the transaction. On the same day, the Company completed the acquisition for $6,500,000 and was granted an option to purchase an additional 1,000 Class B Units of LFI for an additional $6,500,000. LFI is a limited liability corporation headquartered in New York which is a technology infrastructure provider tailored to the financial sector. The Company will account for the acquisition using the equity method.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of June 30, 2014 and December 31, 2013, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended June 30, 2014 and 2013, the Company recognized its share of foreign exchange gains of $384 thousand and $76 thousand, respectively. During the six months ended June 30, 2014 and 2013 the Company recognized its share of foreign exchange gains of $720 thousand and losses of $612 thousand, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2014 and December 31, 2013, the Company had $145 million and $250 million, respectively, invested in the program, which is recorded in “Cash and cash equivalents” in the Company’s unaudited condensed consolidated statements of financial condition.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of June 30, 2014 and December 31, 2013, the Company had receivables from Freedom International Brokerage of $2.6 million and $2.6 million. As of June 30, 2014 and December 31, 2013, the Company had $0.2 million and $0.5 million, respectively, in receivables from Cantor related to open derivative contracts. As of June 30, 2014 and December 31, 2013, the Company had $0.3 million and $0.9 million, respectively, in payables to Cantor related to open derivative contracts.

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

At the end of the second quarter of 2013, the Company commenced a Global Partnership Restructuring Program to provide retention incentives and to allow the Company to take advantage of certain tax efficiencies (see Note 1—“Organization and Basis of Presentation”). Under the program, certain BGC Holdings limited partnership units were redeemed or exchanged for restricted stock. Due to the net redemption/exchange of the limited partnership units described above, the Company determined that the collectability of a portion of the employee loan balances were not expected and, therefore, the Company recognized a reserve for the three months ended June 30, 2013 in the amount of approximately $160.5 million. The compensation expense related to this reserve is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

As of June 30, 2014 and December 31, 2013, the aggregate balance of employee loans, net of reserve, was $154.9 million and $142.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the three months ended June 30, 2014 and 2013 was $7.2 million and $170.7 million, respectively. Compensation expense for the above mentioned employee loans for the six months ended June 30, 2014 and 2013 was $14.3 million and $180.2 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $3.3 million and $3.3 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013 the Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $6.6 million and $6.6 million, respectively. See Note 16—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into controlled equity offering sales agreements with CF&Co, as the Company’s sales agent. For the three months ended June 30, 2014 and 2013, the Company was charged approximately $0.2 million and $0.2 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. For the six months ended June 30, 2014 and 2013, the Company was charged approximately $0.4 million and $0.7 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

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

On June 28, 2013, the Company completed the NASDAQ OMX Transaction pursuant to the Purchase Agreement, dated as of April 1, 2013 (the “Purchase Agreement”). In the Purchase Agreement, the Company and Cantor agreed, subject to certain exceptions, not to engage in the business of fully electronic brokerage of benchmark on-the-run U.S. Treasuries and certain transactions in first off-the-run U.S. Treasuries for three years after the closing. The Company and Cantor received from NASDAQ OMX a perpetual and royalty-free market data license and granted to NASDAQ OMX a non-exclusive, irrevocable, royalty-free right and license to use any patents owned in the businesses covered by the Purchased Assets for U.S. Treasury securities transactions. CF&Co also agreed to provide NASDAQ OMX with certain clearing and broker-dealer services for up to nine months following the closing.

During the six months ended June 30, 2014 and 2013, the Company did not record any underwriting or advisory fees payable to CF&Co.

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

During the six months ended June 30, 2014 and the year ended December 31, 2013, Cantor did not purchase any exchangeable limited partnership interests from BGC Holdings.

As of June 30, 2014, there were 3,142,257 non-exchangeable FPUs remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

In connection with the Global Partnership Restructuring Program during the second quarter of 2013 (see Note 1–“Organization and Basis of Presentation”), the Company redeemed/exchanged a total of 9,930,675 previously issued limited partnership units for 3,553,345 shares of Class A common stock and 3,561,392 shares of restricted stock from the Company’s executive officers. The number of shares delivered to the executive officers was net of 1,028,128 shares withheld to pay withholding taxes. These shares were awarded to the executive officers on July 30, 2013. In connection with the Global Partnership Restructuring Program, Mr. Lutnick elected to exercise certain cumulative rights previously granted to him with respect to an aggregate of 1,802,608 of his non-exchangeable partnership units, which resulted in the receipt of shares of Class A common stock for such units.

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

NPSUs are not entitled to participate in Partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of the Company’s Class A common stock. Upon grant, NPSUs may be assigned a written vesting schedule pursuant to which a certain number of NPSUs would be converted for limited partnership units on each vesting date, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations. The Tenth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

On May 9, 2014, the Compensation Committee authorized the grant of 4 million NPSUs to Mr. Lutnick and 1 million NPSUs to Mr. Merkel. The NPSUs granted to Mr. Lutnick will vest ratably on January 1 of each year beginning January 1, 2015 and ending January 1, 2018, such that an equal number of NPSUs will vest and automatically be converted into an equivalent number of limited partnership units on each vesting date. The NPSUs granted to Mr. Merkel will vest ratably on January 1 of each year beginning January 1, 2015 and ending January 1, 2021, such that an equal number of NPSUs will vest and automatically be converted into an equivalent number of limited partnership units on each vesting date. Exchange rights with respect to any non-exchangeable limited partnership units will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, which may include the Compensation Committee’s exercise of negative discretion to reduce or withhold any such awards.

Transactions with Relief Fund

During the six months ended June 30, 2013, the Company issued and donated an aggregate of 1,000,000 shares of Class A common stock to The Cantor Fitzgerald Relief Fund (the “Relief Fund”) in connection with the Company’s annual Charity Day.

During the three months ended June 30, 2013, the Company also committed to make charitable contributions to the Relief Fund in the amount of $25.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2013.

13.	Investments

Equity Method Investments

	June 30, 2014	December 31, 2013
Equity method investments (in thousands)	$21,065	$17,703

The Company’s share of losses related to its equity method investments was $1.3 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively. The Company’s share of losses related to its equity method investments was $3.6 million and $4.5 million for the six months ended June 30, 2014 and 2013, respectively. The Company’s share of the losses is reflected in “Losses on equity method investments” in the Company’s unaudited condensed consolidated statements of operations.

In June 2013, the Company acquired a controlling interest in an entity that had previously been accounted for using the equity method. This transaction resulted in the consolidation of the entity in the Company’s unaudited condensed consolidated financial statements (see Note 4—“Acquisitions”). In June 2014, the Company acquired a 10% interest in a limited liability corporation (see Note 12—“Related Party Transactions”) for more information.

Summarized condensed financial information for the Company’s equity method investments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statements of operations:
Total revenues	$11,985	$14,398	$23,832	$26,546
Total expenses	13,721	17,610	28,496	34,814

Net loss	$(1,736)	$(3,212)	$(4,664)	$(8,268)

	June 30, 2014	December 31, 2013
Statements of financial condition:
Cash and cash equivalents	$13,858	$18,568
Fixed assets, net	2,459	2,440
Other assets	7,048	6,350

Total assets	$23,365	$27,358

Payables to related parties	6,789	6,454
Other liabilities	8,849	9,134
Total equity and partners’ capital	7,727	11,770

Total liabilities, equity and partners’ capital	$23,365	$27,358

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of June 30, 2014 and December 31, 2013. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	June 30, 2014		December 31, 2013
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities (1)	$4,062	$21,042	$7,329	$24,309

(1)	In addition to its equity method investments, the Company has entered into a credit agreement to lend one of its VIEs (ELX) up to $16.0 million. The commitment period for such credit facility extends through March 28, 2015. Additionally, the Company has entered into a subordinated loan agreement with another of its VIEs (Aqua), whereby the Company agreed to lend the principal sum of $980 thousand. As of June 30, 2014, the Company’s maximum exposure to loss with respect to its VIEs is the sum of its equity investment in such VIEs plus the $16.0 million credit facility and the $980 thousand subordinated loan. Additionally, in connection with the sale of eSpeed (see Note 2—“Divestiture”), the Company has guaranteed all payment obligations of ELX through December 31, 2014 under the Amended and Restated Technology Services Agreement, dated as of March 28, 2012, by and between eSpeed Technology Services L.P. and ELX Futures L.P.

14.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Computer and communications equipment	$142,190	$156,835
Software, including software development costs	94,351	109,453
Leasehold improvements and other fixed assets	101,145	113,012

	337,686	379,300
Less: accumulated depreciation and amortization	221,041	251,685

Fixed assets, net	$116,645	$127,615

Depreciation expense was $7.4 million and $8.1 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense was $15.2 million and $17.0 million for the six months ended June 30, 2014 and 2013, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended June 30, 2014 and 2013, software development costs totaling $4.7 million and $3.8 million, respectively, were capitalized. For the six months ended June 30, 2014 and 2013, software development costs totaling $7.3 million and $7.7 million, respectively, were capitalized. Amortization of software development costs totaled $2.8 million and $2.2 million for the three months ended June 30, 2014 and 2013, respectively. Amortization of software development costs totaled $5.2 million and $4.9 million for the six months ended June 30, 2014 and 2013, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.5 million and $0.4 million were recorded for the three months ended June 30, 2014 and 2013, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $3.7 million and $0.8 million were recorded for the six months ended June 30, 2014 and 2013, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

As a result of the sale of eSpeed, the Company sold fixed assets with a carrying value of approximately $13.5 million (see Note 2—“Divestiture”).

15.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2014 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2013	$85,163	$78,176	$163,339
Acquisitions	20,401	—	20,401
Cumulative translation adjustment	497	—	497

Balance at June 30, 2014	$106,061	$78,176	$184,237

During the six months ended June 30, 2014, the Company recognized additional goodwill of approximately $20.4 million, which was allocated to the Company’s Financial Services segment.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands):

	June 30, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,132	$6,042	$1,090	1.6
Acquired intangibles	14,491	12,421	2,070	3.2
Noncompete agreements	1,790	1,212	578	1.3
All other	2,574	1,278	1,296	4.5

Total definite life intangible assets	25,987	20,953	5,034	3.0
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$38,172	$20,953	$17,219	3.0

	December 31, 2013
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,006	$5,594	$1,412	2.4
Acquired intangibles	14,474	12,081	2,393	3.1
Noncompete agreements	1,790	988	802	1.8
All other	2,443	1,055	1,388	5.2

Total definite life intangible assets	25,713	19,718	5,995	3.2
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$37,898	$19,718	$18,180	3.2

Intangible amortization expense was $0.6 million and $2.0 million for the three months ended June 30, 2014 and 2013, respectively. Intangible amortization expense was $1.2 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

The estimated future amortization expense of definite life intangible assets as of June 30, 2014 is as follows (in millions):

2014	$1.1
2015	1.6
2016	1.1
2017	0.8
2018	0.3
2019 and thereafter	0.1

Total	$5.0

16.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
8.75% Convertible Notes	$150,000	$150,000
4.50% Convertible Notes	150,181	147,870
8.125% Senior Notes	108,967	108,904
Collateralized borrowings	—	1,582

Total	$409,148	$408,356

The Company’s Convertible Notes and 8.125% Senior Notes are recorded at amortized cost. As of June 30, 2014 and December 31, 2013 the carrying amounts and estimated fair values of the Company’s Convertible Notes and 8.125% Senior Notes were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% Convertible Notes	$150,000	$184,335	$150,000	$177,101
4.50% Convertible Notes	150,181	170,200	147,870	167,600
8.125% Senior Notes	108,967	122,895	108,904	116,460

Total	$409,148	$477,430	$406,774	$461,161

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

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and were convertible into 23,873,250 million shares of Class A common stock as of June 30, 2014. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.3 million and $3.3 million for the three months ended June 30, 2014 and 2013, respectively. The Company recorded interest expense related to the 8.75% Convertible Notes of $6.6 million and $6.6 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 159.1550 shares of Class A common stock per $1,000 principal amount of notes, subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016. The 4.50% Convertible Notes are general senior unsecured obligations of the Company. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $3.0 million and $2.9 million for the three months ended June 30, 2014 and 2013, respectively. The Company recorded interest expense related to the 4.50% Convertible Notes of $5.9 million and $5.8 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. Upon conversion, the Company will pay or deliver cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. As of June 30, 2014, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.49 as of June 30, 2014, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $13.12 per share as of June 30, 2014. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 15.2 million shares of BGC’s Class A common stock as of June 30, 2014, subject to adjustment in certain circumstances.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Principal amount of debt component	$160,000	$160,000	$150,000	$150,000
Unamortized discount	(9,819)	(12,130)	—	—
Carrying amount of debt component	150,181	147,870	150,000	150,000
Equity component	18,972	18,972	—	—
Effective interest rate	7.61%	7.61%	8.75%	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016	4/15/2015	4/15/2015
Conversion price	$9.84	$9.84	$6.28	$6.32
Number of shares to be delivered upon conversion	16,260,160	16,260,160	23,873,250	23,738,219
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—	$27,617	$—

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the three months ended		For the three months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Coupon interest	$1,800	$1,800	$3,281	$3,281
Amortization of discount	1,160	1,125	—	—

Total interest expense	$2,960	$2,925	$3,281	$3,281

	4.50% Convertible Notes		8.75% Convertible Notes
	For the six months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Coupon interest	$3,600	$3,600	$6,562	$6,562
Amortization of discount	2,312	2,241	—	—

Total interest expense	$5,912	$5,841	$6,562	$6,562

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $2.3 million for both the three months ended June 30, 2014 and 2013. The Company recorded interest expense related to the 8.125% Senior Notes of $4.6 million for both the six months ended June 30, 2014 and 2013.

Collateralized Borrowings

Secured loan arrangements

On various dates beginning in 2009 and most recently in December 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets as security for loans. The secured loan arrangements had fixed rates between 2.62% and 8.09% per annum and were repayable in consecutive monthly installments with the final payments due in December 2016. During the six months ended June 30, 2014, the Company prepaid $1.5 million related to the secured loan arrangements; therefore, the Company did not have any secured loan arrangements outstanding as of June 30, 2014. The outstanding balance of the secured loan arrangements was $1.6 million as of December 31, 2013. The value of the fixed assets pledged was $1.5 million as of December 31, 2013. The Company recorded interest expense related to the secured loan arrangements of $0.6 million for the three months ended June 30, 2013. The Company recorded interest expense related to the secured loan arrangements of $4.0 thousand and $0.9 million for the six months ended June 30, 2014 and 2013, respectively.

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

During the year ended December 31, 2013, the Company terminated the leases and prepaid the outstanding balance of $7.2 million. Because the leases were terminated during the year ended December 31, 2013, the Company had no outstanding balance or fixed assets related to the leases as of December 31, 2013 nor June 30, 2014. The Company recorded interest expense of $0.4 million for the three months ended June 30, 2013. The Company recorded interest expense of $0.6 million for the six months ended June 30, 2013.

Credit Agreement

On June 23, 2011, the Company entered into a credit agreement with a bank syndicate (the “Credit Agreement”) which provided for up to $130.0 million of unsecured revolving credit through October 23, 2013. The Credit Agreement matured on October 23, 2013, with no borrowings outstanding.

The Company did not record any interest expense related to the Credit Agreement for the six months ended June 30, 2014. The Company recorded interest expense related to the Credit Agreement of $0.1 million and $0.2 million for the three and six months ended June 30, 2013, respectively.

17.	Compensation

The Company’s Compensation Committee may grant various equity-based awards, including restricted stock units, restricted stock, stock options and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units and FPUs. A maximum of 300 million shares of the Company’s Class A common stock are authorized to be delivered or cash settled pursuant to awards granted. As of June 30, 2014, the limit on the aggregate number of shares authorized to be delivered allows for the grant of future awards relating to 154.2 million shares. Upon vesting of RSUs, issuance of restricted stock or exercise of employee stock options, the Company generally issues new shares of the Company’s Class A common stock.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2013	29,875,900
Granted	21,951,838
Redeemed/exchanged units	(9,414,967)
Forfeited units	—

Balance at June 30, 2014	42,412,771

During the three months ended June 30, 2014 and 2013, the Company granted exchangeability on 3.0 million, and 2.3 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $20.0 million and $12.9 million, respectively. During the six months ended June 30, 2014 and 2013, the Company granted exchangeability on 7.5 million, and 5.0 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $49.2 million and $23.5 million, respectively.

As of June 30, 2014 and December 31, 2013, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 2.1 million and 1.9 million, respectively.

As of June 30, 2014 and December 31, 2013, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $45.3 million and $35.1 million, respectively. As of June 30, 2014 and December 31, 2013, the aggregate estimated fair value of these limited partnership units was $8.7 million and $5.5 million, respectively. The number of unvested limited partnership units as of June 30, 2014 and December 31, 2013, was 4.6 million and 4.1 million, respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of $2.3 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of $3.4 million and $3.8 million for the six months ended June 30, 2014 and 2013, respectively.

The limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $2.4 million and $1.9 million for the three months ended June 30, 2014 and 2013, respectively. The allocation of income to limited partnership units and FPUs was $4.5 million and $7.9 million for the six months ended June 30, 2014 and 2013, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2013	2,824,602	$4.51	1.79
Granted	767,596	5.71
Delivered units	(1,008,000)	5.42
Forfeited units	(205,816)	5.03

Balance at June 30, 2014	2,378,382	$4.47	2.09

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

During the six months ended June 30, 2014 and 2013, the Company granted 0.8 million and 1.3 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $4.4 million and $3.5 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the six months ended June 30, 2014 and 2013, the Company withheld shares valued at $0.8 million and $1.0 million, respectively, to pay taxes due at the time of vesting.

As of June 30, 2014 and December 31, 2013, the aggregate estimated grant date fair value of outstanding RSUs was approximately $10.6 million and $12.7 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $1.0 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively. Compensation expense related to RSUs, before associated income taxes, was approximately $2.9 million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was approximately $11.5 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

At the end of the second quarter of 2013, pursuant to the Global Partnership Restructuring Program the Company granted approximately 44 million shares of the Company’s Class A common stock, of which approximately 41 million were restricted shares. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. Because the restricted stock was not subject to continued employment or service, the grant-date fair value of the restricted stock was expensed on the date of grant. During the three and six months ended June 30, 2013, the Company incurred non-cash, non-dilutive compensation charges of $304.1 million related to the redemption/exchange of partnership units and issuance of restricted shares.

The restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the lengths of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. During the year ended December 31, 2013, the Company released the restrictions with respect to approximately 5.9 million of such shares. In addition, during the six months ended June 30, 2014 the Company released the restrictions with respect to approximately 5.6 million of such shares.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	4,491,238	$11.60	2.0	$—
Granted	—	—
Exercised options	—	—
Forfeited options	(509,000)	20.09

Balance at June 30, 2014	3,982,238	$10.85	1.8	$—

Options exercisable at June 30, 2014	3,982,238	$10.85	1.8	$—

The Company did not grant any stock options during the six months ended June 30, 2014 and 2013. There were no stock options exercised during the six months ended June 30, 2014 and 2013.

The Company did not record any compensation expense related to stock options for the three or six months ended June 30, 2014 or 2013, as all of these options had vested in prior years. As of June 30, 2014, the compensation expense related to stock options was fully recognized.

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

The parties stipulated to consolidate the FINRA Arbitration with five other related arbitrations (FINRA Case Nos. 09-04807, 09-04842, 09-06377, 10-00139 and 10-01265)—two arbitrations previously commenced against Tullett Liberty by certain of its former brokers now employed by BGC Financial, as well as three arbitrations commenced against BGC Financial by brokers who were previously employed by BGC Financial before returning to Tullett Liberty. FINRA consolidated them. BGC Financial and the employees filed their Statement of Answer and BGC’s Statement of Counterclaim. Tullett Liberty responded to BGC’s Counterclaim. Tullett filed an action in the Supreme Court, New York County against three of BGC’s executives involved in the recruitment in the New York metropolitan area, but later agreed to discontinue the action in New York state court and add these claims to the FINRA Arbitration. Tullett and the Company have also agreed to join Tullett’s claims against BGC Capital Markets, L.P. (“BGC Capital Markets”) to the FINRA Arbitration. The parties and FINRA also agreed to consolidate an eighth arbitration filed against the Tullett Subsidiaries by certain of its former brokers now employed by BGC Financial. The hearings in the FINRA Arbitration and the arbitrations consolidated therewith began in mid-April 2012 and are now concluded. Post-hearing briefs were filed in October 2013 and closing arguments were heard in November 2013.

On July 9, 2014, the panel issued its award. The Tullett Subsidiaries’ claims for punitive damages, as well as their claims against executives of the Company and its subsidiaries, were denied in their entirety. Tullett Subsidiaries were found to have breached their contract with the people who sold them Chapdelaine Corporate Securities & Co. (many of whom now work for BGC) and were ordered to pay those individuals over $6 million in damages. The Tullett Subsidiaries were also found to have wrongly refused to pay compensation and expenses to one of their former employees who now works for BGC, who was awarded over $222,000. BGC Financial and BGC Capital Markets (described together in the award and in this paragraph as “BGC”) were found solely liable for approximately $13 million in damages. Certain desk heads that moved to BGC were found liable for a total of approximately $20 million. BGC expects the awards against these desk heads will be paid for by BGC. The FINRA award will not have a material financial effect on BGC.

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

BGC Partners and its affiliates intend to vigorously defend against and seek appropriate affirmative relief in the pending actions, and believe that they have substantial defenses to the claims asserted against them in those proceedings, believe that the damages and injunctive relief sought against them in those proceedings are unwarranted and unprecedented, and believe that Tullett Liberty, Tullett and the Tullett Subsidiaries are attempting to use the judicial and industry dispute resolution mechanisms in an effort to shift blame to BGC Partners for their own failures. However, no assurance can be given as to whether Tullett, Tullett Liberty or any of the Tullett Subsidiaries may actually succeed against either BGC Partners or any of its affiliates.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of June 30, 2014, the Company was contingently liable for $1.8 million under these letters of credit.

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

In connection with the sale of eSpeed (see Note 2—“Divestiture”), the Company has guaranteed all payment obligations of ELX through December 31, 2014 under the Amended and Restated Technology Services Agreement, dated as of March 28, 2012, by and between eSpeed Technology Services L.P. and ELX Futures L.P. However, the potential of being required to make payments under this arrangement is remote. Accordingly, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for this agreement.

Indemnification

In connection with the sale of eSpeed (see Note 2—“Divestiture”), the Company has indemnified NASDAQ OMX for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. As of June 30, 2014, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for this indemnification, as the potential for being required to make payments under this indemnification is remote.

Gain Contingency

In connection with the sale of eSpeed (see Note 2—“Divestiture”), the Company will receive an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably over 15 years, provided that NASDAQ OMX, as a whole, produces at least $25 million in gross revenues each year. The earn-out was excluded from the gain on the divestiture and will be recognized in income as and when it is realized and earned, consistent with the accounting guidance for gain contingencies. The $38.3 million in NASDAQ OMX shares held by the Company as of June 30, 2014 related to this earn-out is included in “Marketable securities” in the Company’s unaudited condensed consolidated statements of financial condition.

19.	Income Taxes

The Company’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners (see Note 3—“Limited Partnership Interests in BGC Holdings” for discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. As of June 30, 2014, the Company did not have any undistributed foreign pre-tax earnings. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2014, the Company had $3.3 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of June 30, 2014, the Company had approximately $0.6 million of accrued interest related to uncertain tax positions. During the three and six months ended June 30, 2014, the Company did not have any material charges with respect to interest and penalties.

20.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2014, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of June 30, 2014, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2014, $344.7 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $173.3 million.

On October 2, 2013, BGC Derivative Markets, L.P. (“BGC Derivative Markets”), a subsidiary of the Company, began operating our Swap Execution Facility (“SEF”). Mandatory Dodd-Frank compliant execution by Swap Dealers and Major Swap Participants commenced in February 2014 for a small number of products, and in May 2014 for other products.

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

Three months ended June 30, 2014 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$104,677	$—	$—	$104,677
Credit	58,923	—	—	58,923
Foreign Exchange	49,279	—	—	49,279
Equities and Other Asset Classes	43,637	—	—	43,637
Real Estate	—	107,901	—	107,901
Real estate management services	—	38,835	—	38,835
Fees from related parties	53	—	7,915	7,968
Market data	1,492	—	—	1,492
Software solutions	704	—	—	704
Other revenues	2,967	185	376	3,528
Losses on equity method investments	—	—	(1,288)	(1,288)

Total non-interest revenues	261,732	146,921	7,003	415,656
Interest income	380	118	1,427	1,925

Total revenues	262,112	147,039	8,430	417,581
Interest expense	966	—	8,268	9,234
Non-interest expenses	220,664	142,340	30,428	393,432

Income (loss) from operations before income taxes	$40,482	$4,699	$(30,266)	$14,915

For the three months ended June 30, 2014, the Real Estate Services segment income (loss) from operations before income taxes excludes $2.2 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended June 30, 2013 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$138,299	$—	$—	$138,299
Credit	67,343	—	—	67,343
Foreign Exchange	60,692	—	—	60,692
Equities and Other Asset Classes	40,692	—	—	40,692
Real Estate	—	103,155	—	103,155
Real estate management services	—	39,823	—	39,823
Fees from related parties	2,858	—	9,384	12,242
Market data	3,643	—	—	3,643
Software solutions	2,530	—	—	2,530
Other revenues	—	3	1,171	1,174
Gain on divestiture	—	—	723,147	723,147
Losses on equity method investments	—	—	(1,224)	(1,224)

Total non-interest revenues	316,057	142,981	732,478	1,191,516
Interest income	281	90	1,280	1,651

Total revenues	316,338	143,071	733,758	1,193,167
Interest expense	1,144	—	8,845	9,989
Non-interest expenses	258,833	133,820	582,274	974,927

Income (loss) from operations before income taxes	$56,361	$9,251	$142,639	$208,251

For the three months ended June 30, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $1.9 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Six months ended June 30, 2014 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$218,349	$—	$—	$218,349
Credit	124,369	—	—	124,369
Foreign Exchange	101,345	—	—	101,345
Equities and Other Asset Classes	86,388	—	—	86,388
Real Estate	—	217,071	—	217,071
Real estate management services	—	78,661	—	78,661
Fees from related parties	81	—	14,919	15,000
Market data	3,126	—	—	3,126
Software solutions	1,405	—	—	1,405
Other revenues	10,871	185	668	11,724
Losses on equity method investments	—	—	(3,563)	(3,563)

Total non-interest revenues	545,934	295,917	12,024	853,875
Interest income	684	234	3,079	3,997

Total revenues	546,618	296,151	15,103	857,872
Interest expense	1,566	—	17,003	18,569
Non-interest expenses	448,129	277,012	88,001	813,142

Income (loss) from operations before income taxes	$96,923	$19,139	$(89,901)	$26,161

For the six months ended June 30, 2014, the Real Estate Services segment income (loss) from operations before income taxes excludes $2.9 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Six months ended June 30, 2013 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$283,291	$—	$—	$283,291
Credit	136,485	—	—	136,485
Foreign Exchange	120,040	—	—	120,040
Equities and Other Asset Classes	80,662	—	—	80,662
Real Estate	—	176,404	—	176,404
Real estate management services	—	79,161	—	79,161
Fees from related parties	5,680	—	19,710	25,390
Market data	7,768	—	—	7,768
Software solutions	5,096	—	—	5,096
Other revenues	623	32	1,350	2,005
Gain on divestiture	—	—	723,147	723,147
Losses on equity method investments	—	—	(4,512)	(4,512)

Total non-interest revenues	639,645	255,597	739,695	1,634,937
Interest income	538	153	2,508	3,199

Total revenues	640,183	255,750	742,203	1,638,136
Interest expense	2,484	1	17,204	19,689
Non-interest expenses	517,282	249,606	629,611	1,396,499

Income (loss) from operations before income taxes	$120,417	$6,143	$95,388	$221,948

For the six months ended June 30, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $7.3 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Total assets by reportable segment (in thousands):

Total Assets (1)	Financial Services	Real Estate Services	Total
At June 30, 2014	$2,154,778	$297,635	$2,452,413

At December 31, 2013	$1,802,255	$277,108	$2,079,363

(1)	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three and six months ended June 30, 2014 and 2013, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
United States	$236,383	$987,311	$486,187	$1,218,161
United Kingdom	100,914	111,995	205,900	227,526
Asia	36,982	48,058	81,002	95,731
France	23,747	21,988	47,879	49,581
Other Americas	8,451	10,430	15,142	20,980
Other Europe/MEA	11,104	13,385	21,762	26,157

Total revenues	$417,581	$1,193,167	$857,872	$1,638,136

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of June 30, 2014 and December 31, 2013, respectively, is as follows (in thousands):

	June 30, 2014	December 31, 2013
Long-lived assets:
United States	$290,526	$278,593
United Kingdom	134,735	125,309
Asia	32,867	37,872
France	7,831	9,295
Other Americas	27,562	13,434
Other Europe/MEA	4,223	4,208

Total long-lived assets	$497,744	$468,711

22.	Subsequent Events

Second Quarter 2014 Dividend

On July 30, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share for the second quarter of 2014, payable on September 5, 2014 to Class A and Class B common stockholders of record as of August 22, 2014.

Cantor Purchase of BGC Holdings Interests and BGC Repurchases

On July 21, 2014, Cantor purchased from BGC Holdings an aggregate of 3,142,257 exchangeable limited partnership interests in BGC Holdings (the “Interests”) in accordance with the Agreement of Limited Partnership of BGC Holdings, as amended and restated as of March 31, 2008 (as further amended from time to time, the “BGC Holdings Agreement”), for an aggregate net purchase price of approximately $10.6 million. On July 21, 2014, all 3,142,357 Interests as well as 1,857,743 previously owned shares of the Company’s Class A common stock were purchased by the Company from Cantor, for an average purchase price of $7.74 per share/unit, the closing price per share of the Class A common stock on the date of such purchases.

Share Repurchase and Unit Redemption Authorization

On July 30, 2014 the Board of Directors and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $250 million.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended June 30, 2014 and 2013. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage company servicing the financial and real estate markets through our Financial Services and Real Estate Services businesses. Our Financial Services business specializes in the brokerage of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures and structured products. Our Financial Services business also provides a wide range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our BGC Trader™ and BGC Market Data brands, we offer financial technology solutions, market data, and analytics related to select financial instruments and markets.

We entered into the commercial real estate business in October 2011 with the acquisition of Newmark & Company Real Estate, Inc. (“Newmark”), a leading U.S. commercial real estate brokerage and advisory firm primarily serving corporate and institutional clients. Newmark was founded in 1929 in New York City. In 2000, Newmark embarked upon a national expansion and in 2006 entered into an agreement with London-based Knight Frank to operate jointly in the Americas as “Newmark Knight Frank.” In the second quarter of 2012, we completed the acquisition of substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries, which we refer to as “Grubb & Ellis.” Grubb & Ellis was formed in 1958 and built a full-service national commercial real estate platform of property management, facilities management and brokerage services. We have completed the integration of Grubb & Ellis with Newmark Knight Frank to form the resulting brand, Newmark Grubb Knight Frank ( “NGKF”). NGKF is a full-service commercial real estate platform that comprises our Real Estate Services segment, offering commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and financial services, consulting, project and development management, and property and facilities management.

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

We remain confident in our future growth prospects as we continue to increase the scale and depth of our real estate platform and continue to seek market driven opportunities to expand our business in numerous financial asset classes. NGKF showed solid growth during the quarter ended June 30, 2014 by continuing to build the NGKF brand by accretively acquiring businesses and hiring talent around the country.

In our Real Estate Services business, on January 21, 2014, we announced our agreement to acquire Cornish & Carey Commercial, which is expected to close in August 2014. By adding the leading commercial real estate services company in the Bay Area and Silicon Valley, we will greatly broaden the scope and depth of services we can provide to clients in Northern California and across the U.S. In our Financial Services business, in May 2014 we acquired Remate Lince, a leading Mexican inter-dealer broker focusing on interest rate derivatives and fixed income, and in February 2014 we purchased the assets of HEAT Energy Group, which specializes in East Coast U.S. power brokerage. We also continued to make key hires around the world. We expect these additions to increase our earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitably hire.

As of June 30, 2014, our cash position, which we define as cash and cash equivalents, marketable securities and unencumbered securities owned was approximately $644.2 million, the majority of which we are free to deploy to increase stockholder and bondholder value. We also expect to receive approximately $600 million in NASDAQ OMX stock. This gives us over a billion dollars of firepower to grow our profits. We expect to use these funds to increase shareholder value by making accretive acquisitions across Real Estate and Financial Services, repay debt, repurchase common shares and units, and maintain our regular common dividend for the foreseeable future.

Furthermore, as a result of our ongoing efforts to lower expenses, excluding certain charges recorded in the quarter ended June 30, 2013, our non-compensation expenses for the quarter ended June 30, 2014 decreased approximately $17.2 million as compared to the second quarter of 2013. We expect to achieve our target of reducing overall expenses Company-wide by at least $100 million annualized by the end of 2014 as compared with the second half of 2012 run-rate. This comparison excludes the impact of any acquisitions or significant hires completed or closed in 2014.

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

As a result of the sale of eSpeed, we only sold our on-the-run, benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. Over time, we had built these six instruments into some of the deepest and most liquid markets in the world. For the three and six months ended June 30, 2013, eSpeed generated approximately $24.0 million and $48.4 million in revenues, respectively – of which approximately $22.9 million and $46.5 million were recorded in our Financial Services segment and the remainder in Corporate items. We retained all of our other voice, hybrid, and fully electronic trading, market data, and software businesses, including voice, hybrid and electronic brokerage of off-the-run U.S. Treasuries, as well as Treasury Bills, Treasury Swaps, Treasury Repos, Treasury Spreads, and Treasury Rolls. We also continue to offer voice brokerage for on-the-run U.S. Treasuries.

FINRA Arbitration

On July 9, 2014, the FINRA Arbitration panel issued its award in our dispute with the Tullett Subsidiaries. The Tullett Subsidiaries’ claims for punitive damages, as well as their claims against executives of the Company and its subsidiaries, were denied in their entirety. Tullett Subsidiaries were found to have breached their contract with the people who sold them Chapdelaine Corporate Securities & Co. (many of whom now work for BGC) and were ordered to pay those individuals over $6 million in damages. The Tullett Subsidiaries were also found to have wrongly refused to pay compensation and expenses to one of their former employees who now works for BGC, who was awarded over $222,000. BGC Financial and BGC Capital Markets (described together in the award and in this paragraph as “BGC”) were found solely liable for approximately $13 million in damages. Certain desk heads that moved to BGC were found liable for a total of approximately $20 million. BGC expects the awards against these desk heads will be paid for by BGC. The FINRA award will not have a material financial effect on BGC. We are pleased to put this arbitration behind us and remain focused on delivering outstanding services to our valued customers.

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

Our Financial Services business continued to face challenging market conditions during the quarter. Many of our large bank customers reported double-digit declines in their revenues from fixed income, currency, and commodity trading. They attributed their results to a number of cyclical factors, including extreme monetary policies by several major central banks including the Federal

Reserve, which continues to result in historically low levels of volatility across most financial markets, and structural issues such as the higher bank capital requirements under Basel III. Consequently, these factors contributed to lower OTC and listed product trading volumes across many asset classes and geographies.

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

BGC Derivative Markets, a subsidiary of the Company, began operating as a Swap Execution Facility (“SEF”) on October 2, 2013. After this date, all eligible derivatives traded by US Persons required SEF registration. Mandatory Dodd-Frank compliant execution on SEFs by Swap Dealers and Major Swap Participants commenced in February 2014 for a small number of products, with more products requiring SEF execution as 2014 progresses. The full Dodd-Frank rule set regarding execution, clearing and reporting requirements has been finalized more slowly than anticipated and has been effected by No Action letters, temporary relief, guidance and multiple interpretations. As a result, many of our largest customers have reduced their trading exposures until the rule consequences are completely known. Although SEF activity increased over the course of the second quarter of 2014, volumes to date are not indicative of what we expect this business to look like a year from now. We anticipate improved derivatives volumes once the regulatory landscape becomes clearer for our clients.

In addition, BGC maintains its ownership stake in ELX, a CFTC approved designated contract market (“DCM”), which also includes several of the world’s largest banks as equity holders. ELX began Dodd-Frank compliant swap trading in the fourth quarter of 2013, and we expect growing volumes as market participants explore the use of ELX as an alternative means to comply with Dodd-Frank regulations effective in 2014.

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

By the end of the quarter, we reduced our Financial Services front office headcount by 4% year-over-year primarily focusing on under-performing brokers. These reductions contributed to the decrease in our Financial Services revenues, but helped contribute to improved earnings margins. Over time we expect these targeted reductions in headcount to increase broker productivity.

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

Rates volumes in particular are influenced by market volatility, and such volatility has been dampened due to continued quantitative easing undertaken by the U.S. Federal Reserve and other major central banks. Quantitative easing entails the central banks buying government securities or other securities in the open market – particularly longer-dated instruments – in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge – thus lowering rates volumes across cash and derivatives markets industry-wide. As of July 2, 2014, the U.S. Federal Reserve had approximately $3.7 trillion worth of long-dated U.S. Treasury and Federal Agency securities, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past three years.

In addition, the G-20 central banks have agreed to implement the Basel III accord. Basel III was drafted with the intention of making banks more stable in the wake of the financial crisis. The accord, which will be phased in over the next few years, will force most large banks in G-20 nations to hold about three times as much Tier 1 capital as is required under the previous set of rules. The new capital rules make it more expensive for banks to hold non-sovereign debt assets on their balance sheet, and as a result, analysts say banks have reduced or will reduce their trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has reduced overall industry volumes in many of the products we trade, particularly in credit.

During the three months ended June 30, 2014, industry volumes were mostly down year-over-year for most of the OTC and listed products we broker in rates, credit and foreign exchange. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), overall U.S. bond trading volumes decreased by approximately 20% year-over-year in the second quarter of 2014. This negatively impacted revenues industry-wide and in our Financial Services segment. In addition, our ongoing efforts to lower expenses and to improve the margins of this segment resulted in ongoing targeted reductions to our front-office headcount during the past twelve months, which lowered revenues compared with a year earlier, but are expected to improve broker productivity and our profitability over the long term. Below is a discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including; global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. While the amount of global sovereign debt outstanding remains high by historical standards, the level of secondary trading and related hedging activity remains muted. For example, according to SIFMA, the average daily volume of U.S. Treasuries was down by over 16% as compared with a year earlier.

Our rates revenues are not totally dependent on market volumes and therefore do not always fluctuate consistently with industry metrics. This is largely because our voice, hybrid, and fully electronic desks in rates often have volume discounts built into their price structure, which results in our rates revenues being less volatile than the overall industry volumes.

Our revenues from Rates products - excluding eSpeed – were down by 14.7% in the quarter to $104.7 million. In comparison, Interest rate volumes were down by more than 20% combined at Eurex, ICE and Liffe and down 2% and at CME. Largely as a result of the eSpeed sale, our overall rates revenues declined by 24.3%.

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (“OECD”) – which includes almost all of the advanced and developed economies of the world – reported that general government debt as a percentage of GDP will be 73.1% for the entire OECD by 2015. This would represent a slight increase from 68.3% in 2012, but is nearly double the 39.1% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing will continue to negatively impact financial markets, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but near-term headwinds due to the continued accommodative monetary policy of many major central banks.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. Global credit derivative market turnover has declined due to uncertainty surrounding recently enacted rules for the clearing of credit derivatives in the U.S. In addition, corporate and asset-backed bond trading has declined for many of our large bank customers as they reduce their inventory of bonds in order to comply with Basel III and other international financial regulations. The net impact of these trends was reflected in the combined Federal Reserve average daily volumes for corporate and mortgaged-backed bonds – a reflection of the cash market – being down by approximately 20% year-over-year for the second quarter of 2014, and by total gross notional outstanding amount of credit derivatives as reported by SIFMA – a reflection of the inter-dealer derivatives market – being down by approximately 19% year-over-year. Our overall credit revenues declined by 12.5%, which was reflective of difficult volume trends in the credit markets globally.

Foreign Exchange Volumes and Volatility

Global foreign exchange (“FX”) volumes decreased in the second quarter of 2014 as a result of continued regulatory issues, as well as tempered volatility which, as measured by the Deutsche Bank FX Volatility Index, or CVIX, was at or near its lowest level in its history for much of the quarter. Our fully electronic FX volumes increased 53.4%, while our overall FX revenues were down by 18.8%. In comparison, FX volumes decreased by around 40% at both EBS and CME.

Equity-Related, Energy, and Commodities Volumes

Global equity markets were mixed during the quarter. For example, U.S. cash equity products and equity derivatives showed small decreased volumes year-over-year, while global cash equity products were generally up. According to the OCC, equity derivative average daily volumes were down 11% as compared to the second quarter 2013. Energy volumes were down 24% and 19% at ICE and CME, while and commodities volumes were down 8% and 2% year-over-year according to the CME and ICE. In comparison, our overall revenues from equities and other asset classes increased by 7.2% and we believe we continued to gain market share.

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

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers that dominate the OTC markets had generally been hesitant in adopting electronically traded products. However, in recent years, hybrid and fully electronic inter-dealer OTC markets for products, including CDS indices, FX options, and most recently interest rate swaps, have been created as banks and dealers have become more open to electronically traded products and as firms like us have invested in the kinds of technology favored by our customers. Recently enacted and pending regulation in Asia, Europe and the U.S. regarding banking, capital markets, and OTC derivatives is likely to accelerate the spread of fully electronic trading and we expect to benefit from the new rules regarding OTC derivatives once they are finalized globally. Our understanding is that the rules that have been promulgated or are being discussed will continue to allow for trading through a variety of means, including voice, and we believe the net impact of these rules and the new bank capital requirements will encourage the growth of fully electronic trading for a number of products we broker.

The combination of more market acceptance of hybrid and fully electronic trading and our competitive advantage in terms of technology and experience has contributed to our strong gains in electronically traded products. During the quarter, we continued to invest in hybrid and fully electronic technology broadly across our financial services product categories.

Excluding eSpeed, Financial Services electronic trading, market data and software solutions revenue increased by 2.9% to $22.6 million or 8.3% of segment revenue for the quarter, compared with $21.9 million or 7.5% for the quarter ended June 30, 2013. The increase in these retained technology-based revenues for the quarter was due in part to growth from the brokerage of fully electronic Credit and Spot FX as well as higher market data revenues. We now offer electronically traded products on more than half of our Financial Services segment’s approximately 200 desks. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of our technology-based businesses to further improve this segment’s profitability.

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

Our Real Estate Services segment continued to show solid growth and generated approximately 35% of our revenues in the quarter ended June 30, 2014. Real Estate brokerage revenues grew by almost 4.6% year-over-year. NGKF’s growth was primarily driven by its consulting businesses and continued improvements in overall broker productivity. While we benefited from positive industry trends, we believe that NGKF once again made strong market share gains. Our Real Estate management services and other revenues were down by 1.9%; and overall revenues improved by 2.8%. Our acquisition of Cornish & Carey Commercial is expected to close mid-August 2014. Cornish is the leading commercial real estate services company in the important Bay Area and Silicon Valley markets. The addition of Cornish & Carey, which has over 275 brokers and generated approximately $135 million in revenues in 2013, will lead to further gains for our Real Estate business over the remainder of 2014. The Bay Area is a top region for new business generation in the U.S. This acquisition will solidify our West Coast presence and further reinforce NGKF’s position as a dominant industry force that offers clients the full range of commercial real estate services provided by best-in class brokers in multiple disciplines and geographies.

In addition, NGKF’s Global Healthcare Services team was recently awarded the contract to provide real estate services for Ascension, the largest not-for-profit health system in the United States. With 131 hospitals throughout 23 states and the District of Columbia, Ascension’s portfolio comprises approximately 65 million square feet nationwide. Ascension is moving its real estate holdings to a more unified national organization structure, and chose NGKF in order to achieve efficiency, savings and improved quality of care, as well as to adjust to changes in the healthcare market. Our agreement covers Tenant Advisory, Landlord Advisory and Disposition, Lease Administration, Portfolio Optimization, and real estate cost reduction strategies and implementation.

Growth Drivers

The key drivers of revenue growth for U.S. commercial real estate brokerage services companies include the overall health of the U.S. economy, including gross domestic product and employment trends in the U.S., which drives demand for various types of commercial leases and purchases; the institutional ownership of commercial real estate as an investible asset class; and the ability to attract and retain talent to our real estate services platform. In addition, in real estate sales, also known as real estate capital markets, growth is driven by the availability of credit to purchasers of and investors in commercial real estate.

Economic Growth in the U.S.

The U.S. economy is believed to have expanded by an annualized rate of 4% in the second quarter according to the U.S. Bureau of Economic Analysis’s preliminary estimate, above the post-recession average of 2.2%.

The Bureau of Labor Statistics reported that employers added a monthly average of 272,000 net new payroll jobs during the second quarter, significantly higher than the monthly average of 190,000 during the first quarter of 2014. Despite the return to pre-recession employment rates (6.1% in June 2014), the long-term unemployment and the declining labor force participation rate (near a 35-year low) remain disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended the second quarter at 2.53% after rising from its low of 1.66% on May 1, 2013. Treasury yields have remained low by historical standards, despite the Federal Reserve’s continued tapering of its quantitative easing program. This has been in large part due to tempered expectations surrounding the Federal Open Market Committee (“FOMC”) willingness to raise the federal funds rate in the near-term. In December 2013, the “FOMC” announced that it is expected to reduce its monthly purchases by $10 billion at each of its 2014 FOMC meetings and has since reaffirmed its plans to wind down its quantitative easing program by October 2014. The FOMC has also affirmed that it would keep interest rates low “well past” the point when unemployment reaches the threshold rate of 6.5%, which it crossed during the second quarter.

The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of excess space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and low interest rates helped push vacancy rates down for the office, apartment, retail and industrial markets. The low level of new construction over the past few years has meant that tenants have been funneled into existing vacant space with the exception of apartments, where construction has propelled the market into a new expansion cycle. Asking rental rates posted moderate gains across all property types in 2013, propelled by demand for Class A assets in the top submarkets. The following trends drove the commercial real estate market thus far in 2014:

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

Market Statistics

Following the financial crisis of 2007/2008, the U.S. commercial property market saw steep declines in activity in 2009. In 2010, the market began to recover, and by the end of 2011 there were signs that the recovery was gaining momentum – although still not at levels seen prior to the crisis. If the U.S. economy expands at the moderate pace envisioned by many economists in 2014, we would expect this to fuel the continued recovery in commercial real estate.

Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. According to Newmark Grubb Knight Frank Research, the overall vacancy rate for office properties in the nation’s key markets ended the second quarter of 2014 at 14.7%, down from 15.3% a year earlier, marking the fourteenth consecutive quarter of tightening and the lowest level since the fourth quarter of 2008. Employment growth – the primary driver of demand for office leasing activity – accelerated during the quarter, which should provide continued momentum for the office market recovery. Rents for all property types in the U.S. continued to improve modestly. CoStar Group (a leading provider of information and analytic services) reported similar improvements in vacancy rates and rents for the national office, industrial, and retail markets.

In terms of commercial real estate sales metrics, according to CoStar’s Value-Weighted U.S. Composite Index, average prices were up 11.4% year-over-year through May 2014. In the second quarter, the dollar volume of significant property sales rose by 24% above the same period in 2013 according to Real Capital Analytics. In comparison, our Real Estate Services brokerage revenue increased by 4.6% year-over-year, primarily due to growth resulting from the acquisition of Grubb & Ellis in the second quarter of 2012 as well as our other recent acquisitions (Frederick Ross and Smith Mack) and organic growth.

REGULATORY ENVIRONMENT

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for information related to our regulatory environment.

LIQUIDITY

See “Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.

HIRING AND ACQUISITIONS

A key driver of our revenue is front-office headcount. We believe that our strong technology platform and unique partnership structure have enabled us to use both acquisitions and recruiting to profitably increase our front-office staff at a faster rate than our largest competitors since our formation in 2004.

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

As of June 30, 2014, primarily as a result of focusing on underperforming brokers, our front-office headcount was down by approximately 4% year-over-year to 2,398 brokers, salespeople and other front-office professionals. For the quarter ended June 30, 2014, average revenue generated per front-office employee decreased 8% from a year ago to approximately $154,000. The decrease in overall company revenue per front-office employee was primarily driven by a decrease in revenue per front-office employee in Financial Services, which decreased 13% year-over-year, partially offset Real Estate which increased 7% to $123,000.

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

Since 2012, our acquisitions have included Grubb & Ellis, Wolfe & Hurst, Smith Mack, Frederick Ross Company, Ginalfi Finance, Sterling International Brokers Limited, HEAT Energy Group and Remate.

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

In our Real Estate Services business, on January 21, 2014, we announced our agreement to acquire Cornish & Carey Commercial, and we expect this acquisition to close in mid-August 2014. By adding the leading commercial real estate services company in the Bay Area and Silicon Valley, NGKF will greatly broaden the scope and depth of services it can provide to clients in Northern California and across the U.S. In our Financial Services business, in May 2014 we completed the acquisition of Remate Lince, the leading Mexican inter-dealer broker focusing on interest rate derivatives and fixed income, and in February 2014 we purchased the assets of HEAT Energy Group, which specializes in East Coast U.S. power brokerage. We also continued to make key hires around the world. We expect these additions to increase to earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitably hire, and we are confident in our ability to utilize our capital to achieve strong revenue and earnings growth going forward.

FINANCIAL HIGHLIGHTS

For the three months ended June 30, 2014, we had income from operations before income taxes of $14.9 million compared to $208.3 million, a decrease of $193.4 million from the year earlier period. Total revenues decreased approximately $775.6 million, or 65%, and total expenses decreased approximately $582.3 million, or 59.1%. For the six months ended June 30, 2014, we had income from operations before income taxes of $26.2 million compared to $221.9 million, a decrease of $195.7 million from the year earlier period. Total revenues for the six months ended June 30, 2014 decreased approximately $780.3 million, or 47.6%, and total expenses decreased approximately $584.5 million, or 41.3%.

Total revenues were $417.6 million and $1,193.2 million for the three months ended June 30, 2014 and 2013, respectively. Total revenues were $857.9 million and $1,638.1 million for the six months ended June 30, 2014 and 2013, respectively.

Total revenues for the three and six months ended June 30, 2013 included a $723.1 million gain on divestiture related to the sale of eSpeed to NASDAQ OMX in June 2013. In addition, the first half of 2013 included $48.4 million of revenues from eSpeed.

Total compensation and employee benefits decreased by $525.0 million for the three months ended June 30, 2014 as compared to the year earlier period. During the three months ended June 30, 2013 we incurred non-cash non-dilutive compensation charges of $464.6 million related to the redemption/exchange of partnership units, issuance of restricted shares, and the reduction of compensation-related partnership loans.

Non-compensation expenses were down by $57.2 million or 33% for the three months ended June 30, 2014 as compared to the year earlier period. This decrease in non-compensation expenses was primarily due to charges taken in the three months ended June 30, 2013 related to a commitment to make charitable contributions and costs associated with hiring brokers. Our ongoing cost reduction program also contributed to this decrease.

Our Real Estate Services business had a strong quarter in the three months ended June 30, 2014. The ongoing review of the performance of our Real Estate brokers and salespeople along with selective key hires has resulted in a 7% increase in our average revenue per real estate broker year-over-year. While we benefited from positive industry trends, we believe that NGKF once again made strong market share gains. The three months ended June 30, 2014 continued to be a challenging period in the financial services industry. Even in this difficult environment, we believe that we are in a strong position to increase our profits by making additional investments across Real Estate and Financial Services. As part of our ongoing review of the performance of our Financial Services brokers, we reduced our front-office headcount by 4% year-over-year primarily focusing on under-performing brokers. While this contributed to a decrease in our Financial Services revenues, it also led to our improved margins. We believe our overall performance will improve as we continue to increase the percentage of Financial Services segment revenues generated from fully electronic trading, and extend our employment agreements through our Global Partnership Restructuring Program. We believe these initiatives will continue to improve our competitive position in the marketplace and improve employee retention.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$291,666	69.8%	$324,832	27.2%	$595,264	69.4%	$623,536	38.0%
Principal transactions	72,751	17.4	85,349	7.2	152,258	17.7	173,346	10.6

Total brokerage revenues	364,417	87.2	410,181	34.4	747,522	87.1	796,882	48.6
Real estate management services	38,835	9.3	39,823	3.3	78,661	9.1	79,161	4.8
Fees from related parties	7,967	1.9	12,242	1.0	14,999	1.7	25,390	1.6
Market data	1,492	0.4	3,643	0.3	3,126	0.4	7,768	0.5
Software solutions	703	0.2	2,530	0.2	1,404	0.2	5,096	0.3
Interest income	1,925	0.5	1,651	0.1	3,997	0.5	3,199	0.2
Other revenues	3,530	0.8	1,174	0.1	11,726	1.4	2,005	0.1
Gain on divestiture	—	—	723,147	60.7	—	—	723,147	44.2
Losses on equity method investments	(1,288)	(0.3)	(1,224)	(0.1)	(3,563)	(0.4)	(4,512)	(0.3)

Total revenues	417,581	100.0	1,193,167	100.0	857,872	100.0	1,638,136	100.0
Expenses:
Compensation and employee benefits	264,318	63.3	448,686	37.6	539,617	62.9	727,494	44.4
Allocation of net income and grant of exchangeability to limited partnership units and FPUs	22,402	5.4	363,077	30.4	53,725	6.3	381,099	23.3

Total compensation and employee benefits	286,720	68.7	811,763	68.0	593,342	69.2	1,108,593	67.7
Occupancy and equipment	35,701	8.5	37,340	3.1	76,622	8.9	76,567	4.7
Fees to related parties	2,133	0.5	2,286	0.2	3,940	0.5	5,129	0.3
Professional and consulting fees	10,156	2.4	11,367	1.0	21,245	2.5	26,308	1.6
Communications	21,312	5.1	22,755	1.9	41,770	4.9	47,096	2.9
Selling and promotion	18,255	4.4	23,239	1.9	36,280	4.2	43,554	2.7
Commissions and floor brokerage	5,575	1.3	6,397	0.5	9,781	1.1	12,168	0.7
Interest expense	9,230	2.2	9,989	0.8	18,565	2.2	19,689	1.2
Other expenses	13,584	3.3	59,780	5.0	30,166	3.5	77,084	4.7

Total expenses	402,666	96.4	984,916	82.5	831,711	97.0	1,416,188	86.5

Income from operations before income taxes	14,915	3.6	208,251	17.5	26,161	3.0	221,948	13.5
Provision for income taxes	3,600	0.9	78,711	6.6	4,344	0.5	81,806	5.0

Consolidated net income	11,315	2.7	129,540	10.9	21,817	2.5	140,142	8.5
Less: Net income attributable to noncontrolling interest in subsidiaries	3,714	0.9	95,074	8.0	6,208	0.7	98,678	6.0

Net income available to common stockholders	$7,601	1.8%	$34,466	2.9%	$15,609	1.8%	$41,464	2.5%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

Brokerage Revenues

Total brokerage revenues decreased $45.8 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Commission revenues decreased by $33.2 million, or 10.2%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Principal transactions revenues decreased by $12.6 million, or 14.8%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Decreases in revenues in rates, credit and FX were partially offset by increase in real estate and equities and other asset classes brokerage revenues.

The decrease in rates revenues of $33.6 million, or 24.3%, was primarily due to the sale of the eSpeed business as well as lower global interest rate activity.

Real Estate brokerage revenues increased by $4.7 million, or 4.6%, for the three months ended June 30, 2014. The increase was primarily driven by growth in the leasing and consulting businesses, increased operating efficiencies resulting from the successful integration of acquisitions and continued improvements in broker productivity.

Our fully electronic credit revenues increased by $1.6 million as compared to the three months ended June 30, 2013, however our overall credit revenues decreased by 12.5% to $58.9 million in the three months ended June 30, 2014. This decrease was mainly due to lower overall industry-wide inter-dealer activity in credit derivatives, investment-grade corporate bonds, mortgage bonds, and asset backed bonds.

Our overall FX revenues were down by 18.8% to $49.3 million for the three months ended June 30, 2014. Our FX results reflected historically low global volatility and certain regulatory issues affecting many of our bank customers. However, BGC’s performance for this asset class was better than the comparable FX volume declines of approximately 40% reported by both, CME and EBS.

Our brokerage revenues from equities and other asset classes increased $2.9 million, or 7.2%, to $43.6 million for the three months ended June 30, 2014. This increase was primarily driven by strong gains in our energy and commodities businesses, partially offset by lower industry-wide equity derivative volumes in Europe and the U.S.

Real Estate Management Services

Real estate management services revenues decreased by $1.0 million, or 2.5%, to $38.8 million for the three months ended June 30, 2014.

Fees from Related Parties

Fees from related parties decreased by $4.3 million, or 34.9%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease was primarily due to decreased revenues related to ELX (as a result of the sale of the eSpeed business) and lower technology service fees.

Market Data

Market data revenues decreased by $2.2 million, or 59.0%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This decrease was primarily due to the sale of the eSpeed business in June 2013.

Software Solutions

Software solutions revenues decreased by $1.8 million, or 72.2%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily due to the sale of our Kleos Managed Services, Dedicated Network Access and Disaster Recovery businesses to NASDAQ OMX in June 2013.

Interest Income

Interest income increased by $0.3 million or 16.6%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Gain on Divestiture

The gain on divestiture related to the NASDAQ OMX transaction was $723.1 million recorded in the three months ended June 30, 2013.

Other Revenues

Other revenues increased by $2.4 million to $3.5 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was primarily driven by gains on Marketable Securities.

Losses on Equity Method Investments

Losses on equity method investments increased by $0.1 million, or 5.2%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Losses on equity method investments represent our pro rata share of the net losses on investments over which we have significant influence but which we do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $184.4 million, or 41.1%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The main driver of this decrease was a $160.5 million charge taken in the three months ended June 30, 2013 related to charges taken to reduce compensation-related partnership loans in connection with our Global Partnership Restructuring Program. The decrease in brokerage revenues also contributed to the reduced level of compensation expense.

Allocation of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocation of net income and grant of exchangeability to limited partnership units and FPUs decreased by $340.7 million, or 93.8%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This decrease was primarily driven by a $304.1 million charge related to the redemption/exchange of limited partnership units in the three months ended June 30, 2013 in connection with our Global Partnership Restructuring Program.

Occupancy and Equipment

Occupancy and equipment expense decreased by $1.6 million, or 4.4%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This decrease was primarily due to lower depreciation expense in the three months ended June 30, 2014 related to the sale of eSpeed related hardware and leasehold improvement assets to NASDAQ OMX in June 2013. In addition, rent expense decreased as a result of our initiative to consolidate office space.

Fees to Related Parties

Fees to related parties decreased by $0.2 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $1.2 million, or 10.7%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease was primarily due to lower costs associated with legal matters as well as lower consulting costs.

Communications

Communications expense decreased by $1.4 million, or 6.3%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The main driver of this decrease was the result of our ongoing cost reduction program that rationalized and lowered the costs of certain market data terminals.

Selling and Promotion

Selling and promotion expense decreased by $5.0 million, or 21.4%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. As a percentage of total brokerage revenues, selling and promotion expenses were 5.0% compared to 5.7% in the year earlier period.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $0.8 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease was primarily driven by reduced clearing and transfer costs due to the sale of the eSpeed business to NASDAQ OMX in June 2013.

Interest Expense

Interest expense decreased by $0.8 million, or 7.6%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease was primarily related to our prepayment of collateralized debt during 2013.

Other Expenses

Other expenses decreased by $46.2 million, or 77.3%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease was primarily due to charges taken in the three months ended June 30, 2013 related to a commitment to make $25 million of charitable contributions and an increase in the costs of hiring additional brokers.

Provision for Income Taxes

Provision for income taxes decreased to $3.6 million for the three months ended June 30, 2014 as compared to $78.7 million for the three months ended June 30, 2013. This decrease was primarily driven by a decrease in U.S. taxable income in the three months ended June 30, 2014 as compared to the year earlier period. Income from operations before tax was significantly higher in the three months ended June 30, 2013 as it included the gain on divestiture related to the sale of eSpeed to NASDAQ OMX. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $91.4 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease in net income attributable to noncontrolling interest in subsidiaries related to the decreased income in the three months ended June 30, 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $49.4 million, or 6.2%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Commission revenues decreased by $28.3 million, or 4.5%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Principal transactions revenues decreased by $21.1 million, or 12.2%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

The decrease in brokerage revenues was primarily driven by decreases in the revenues for rates, FX and credit products, partially offset by higher revenues in Real Estate and equities and other asset classes.

The decrease in rates revenues of $64.9 million was primarily due to the sale of the eSpeed business and lower global interest rate activity.

Our fully electronic credit revenues increased by $4.3 million as compared to the six months ended June 30, 2013, however our overall credit revenues declined by 8.9% to $124.4 million in the six months ended June 30, 2014. This decrease was mainly due to lower overall industry-wide inter-dealer activity in credit derivatives, investment-grade corporate bonds, mortgage bonds and asset-backed bonds.

Our FX revenues were down by 15.6% to $101.3 million for the six months ended June 30, 2014. This decrease was primarily driven by historically low global volatility and regulatory issues affecting many of our bank customers.

Real Estate brokerage revenues increased by $40.7 million for the six months ended June 30, 2014. This increase was primarily driven by growth in the leasing and consulting businesses, increased operating efficiencies resulting from the successful integration of acquisitions and continued improvements in broker productivity.

Our brokerage revenues from equities and other asset classes increased $5.7 million, or 7.1%, to $86.4 million for the six months ended June 30, 2014. This increase was primarily driven by strong gains in our energy and commodities businesses, partially offset by lower industry-wide equity derivative volumes.

Real Estate Management Services

Real estate management services revenues decreased by $0.5 million, or 0.6% for the six months ended June 30, 2014.

Fees from Related Parties

Fees from related parties decreased by $10.4 million, or 40.9%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease was primarily due to decreased revenues related to ELX (as a result of the sale of the eSpeed business) and lower technology service fees.

Market Data

Market data revenues decreased by $4.6 million, or 59.8%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease was primarily due to the sale of the eSpeed business in June 2013.

Software Solutions

Software solutions revenues decreased by $3.7 million, or 72.4%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to the sale of our Kleos Managed Services, Dedicated Network Access and Disaster Recovery business to NASDAQ OMX in June 2013.

Interest Income

Interest income increased by $0.8 million, or 24.9%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Other Revenues

Other revenues increased by $9.7 million to $11.7 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was primarily due to a settlement related to litigation received during the six months ended June 30, 2014.

Gain on Divestiture

The gain on divestiture related to the NASDAQ OMX transaction was $723.1 million recorded in the six months ended June 30, 2013.

Losses on Equity Method Investments

Losses on equity method investments decreased by $0.9 million, or 21.0%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Losses on equity method investments represent our pro rata share of the net losses on investments over which we have significant influence but do not control.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $187.9 million, or 25.8%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The main driver of this decrease was a charge of $160.5 million taken during the six months ended June 30, 2013 related to the reduction of compensation-related partnership loans in connection with our Global Partnership Restructuring Program (see “Share Count Reduction and Modifications/Extensions of Employment Agreements” herein). In addition, a component of the decrease was the result of lower revenues during the six months ended June 30, 2014.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

The Allocation of net income and grant of exchangeability to limited partnership units and FPUs decreased by $327.4 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This decrease was primarily driven by a $304.1 million charge taken in the six months ended June 30, 2013 related to the redemption/exchange of limited partnership units in connection with our Global Partnership Restructuring Program.

Occupancy and Equipment

Occupancy and equipment expense was relatively flat at $76.6 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Fees to Related Parties

Fees to related parties decreased by $1.2 million, or 23.2%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $5.1 million, or 19.2%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease was primarily due to decreased costs associated with legal matters, as well as reduced costs for consulting as compared to the six months ended June 30, 2013.

Communications

Communications expense decreased by $5.3 million, or 11.3%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This decrease was primarily driven by our ongoing cost reduction program which rationalized and lowered the costs of certain market data terminals.

Selling and Promotion

Selling and promotion expense decreased by $7.3 million, or 16.7%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease was primarily driven by the reduction in brokerage revenues as compared to the prior year period.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $2.4 million, or 19.6%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to reduced clearing and transfer costs due to the sale of the eSpeed business to NASDAQ OMX in June 2013.

Interest Expense

Interest expense decreased by $1.1 million, or 5.7%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease was primarily related to our prepayment of collateralized debt during 2013.

Other Expenses

Other expenses decreased by $46.9 million, or 60.9%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This decrease was primarily driven by charges taken during the six months ended June 30, 2013 related to a commitment to make charitable contributions and an increase in the cost of hiring additional brokers.

Provision for Income Taxes

Provision for income taxes decreased to $4.3 million for the six months ended June 30, 2014 as compared to $81.8 million for the six months ended June 30, 2013. This decrease was primarily driven by a decrease in taxable income in the six months ended June 30, 2014 as compared to the year earlier period as the 2013 period included the gain or divestiture related to sale of eSpeed. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $92.5 million, or 93.7%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This decrease was due to lower income during the six months ended June 30, 2014 as the year earlier period included the gain on divestiture related to the sale of eSpeed.

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

Three months ended June 30, 2014 (in thousands):

	Financial Services	Real Estate Services*	Corporate Items	Total
Total revenues	$262,112	$147,039	$8,430	$417,581
Total expenses	221,630	142,340	38,696	402,666

Income (loss) from operations before income taxes	$40,482	$4,699	$(30,266)	$14,915

*	For the three months ended June 30, 2014, the Real Estate Services segment income (loss) from operations before income taxes excludes $2.2 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended June 30, 2013 (in thousands):

	Financial Services	Real Estate Services*	Corporate Items**	Total
Total revenues	$316,338	$143,071	$733,758	$1,193,167
Total expenses	259,977	133,820	591,119	984,916

Income (loss) from operations before income taxes	$56,361	$9,251	$142,639	$208,251

*	For the three months ended June 30, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $1.9 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.
**	Corporate revenues for the three months ended June 30, 2013, included a $723.1 million gain on divestiture due to the sale of eSpeed to NASDAQ OMX in June 2013. Corporate expenses for the three months ended June 30, 2013, included charges of $464.6 million related to the Global Partnership Restructuring Program.

Segment Results for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues

•	Revenues for Financial Services decreased approximately $54.2 million, or 17.1%, to $262.1 million for the three months ended June 30, 2014 from $316.3 million for the three months ended June 30, 2013. The decrease in revenues for our Financial Services segment was primarily due to a decline in brokerage revenues in rates (primarily due to the sale of eSpeed in June 2013), credit and FX, partially offset by an increase in equities and other asset classes.

•	Revenues for Real Estate Services increased approximately $4.0 million, or 2.8%, to $147.0 million for the three months ended June 30, 2014 from $143.1 million for the three months ended June 30, 2013. The increase in revenues for our Real Estate Services segment was primarily due to a significant increase in broker productivity along with favorable industry trends in sales and leasing for the U.S. commercial real estate market.

Expenses

•	Total expenses for Financial Services decreased approximately $38.3 million, or 14.8%, to $221.6 million for the three months ended June 30, 2014 from $260.0 million for the three months ended June 30, 2013. The decrease in expenses in our Financial Services segment was primarily due to lower revenues along with our ongoing cost reduction program.

•	Total expenses for Real Estate Services increased approximately $8.5 million, or 6.4%, to $142.3 million for the three months ended June 30, 2014 from $133.8 million for the three months ended June 30, 2013. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher revenues.

Income (loss) from operations before income taxes

•	Income (loss) from operations before income taxes for Financial Services decreased approximately $15.9 million, or 28.2%, to $40.5 million for the three months ended June 30, 2014 from $56.4 million for the three months ended June 30, 2013. The decrease in income (loss) from operations before income taxes for our Financial Services segment was primarily due to lower revenues, as described above, partially offset by lower expenses.

•	Income (loss) from operations before income taxes for Real Estate Services decreased $4.6 million, to $4.7 million for the three months ended June 30, 2014 from $9.3 million for the three months ended June 30, 2013. The decrease in income (loss) from operations before income taxes for our Real Estate Services segment was due to increased expenses, as described above, partially offset by an increase in revenues.

Six months ended June 30, 2014 (in thousands):

	Financial Services	Real Estate Services*	Corporate Items	Total
Total revenues	$546,618	$296,151	$15,103	$857,872
Total expenses	449,695	277,012	105,004	831,711

Income (loss) from operations before income taxes	$96,923	$19,139	$(89,901)	$26,161

*	For the six months ended June 30, 2014, the Real Estate Services segment income (loss) from operations before income taxes excludes $2.9 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Six months ended June 30, 2013 (in thousands):

	Financial Services	Real Estate Services*	Corporate Items**	Total
Total revenues	$640,183	$255,750	$742,203	$1,638,136
Total expenses	519,766	249,607	646,815	1,416,188

Income (loss) from operations before income taxes	$120,417	$6,143	$95,388	$221,948

*	For the six months ended June 30, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $7.3 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.
**	Corporate revenues for the six months ended June 30, 2013, included a $723.1 million gain on divestiture due to the sale of eSpeed to NASDAQ OMX in June 2013. Corporate expenses for the six months ended June 30, 2013, included charges of $464.6 million related to the Global Partnership Restructuring Program.

Segment Results for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues

•	Revenues for Financial Services decreased approximately $93.6 million, or 14.6%, to $546.6 million for the six months ended June 30, 2014 from $640.2 million for the six months ended June 30, 2013. The decrease in revenues for our Financial Services segment was primarily due to a decline in brokerage revenues in Rates (primarily due to the sale of eSpeed in June 2013), Credit and FX, partially offset by an increase in Equities and Other Classes.

•	Revenues for Real Estate Services increased approximately $40.4 million, or 15.8%, to $296.2 million for the six months ended June 30, 2014 from $255.8 million for the six months ended June 30, 2013. The increase in revenues for our Real Estate Services segment was primarily due to a significant increase in broker productivity along with favorable industry trends in sales and leasing for the U.S. commercial real estate market.

Expenses

•	Total expenses for Financial Services decreased approximately $70.1 million, or 13.5%, to $449.7 million for the six months ended June 30, 2014 from $519.8 million for the six months ended June 30, 2013.

•	Total expenses for Real Estate Services increased approximately $27.4 million, or 11.0%, to $277.0 million for the six months ended June 30, 2014 from $249.6 million for the six months ended June 30, 2013. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher revenues.

Income (loss) from operations before income taxes

•	Income (loss) from operations before income taxes for Financial Services decreased approximately $23.5 million, or 19.5%, to $96.9 million for the six months ended June 30, 2014 from $120.4 million for the six months ended June 30, 2013. The decrease in income (loss) from operations before income taxes for our Financial Services segment was primarily due to lower revenues, driven by a decline in brokerage revenues in Rates (primarily due to the sale of eSpeed in June 2013), partially offset by lower expenses.

•	Income (loss) from operations before income taxes for Real Estate Services increased $13.0 million, or 211.6%, to $19.1 million for the six months ended June 30, 2014 from $6.1 million for the six months ended June 30, 2013. The increase in income (loss) from operations before income taxes for our Real Estate Services segment was due to increased revenues, as described above, partially offset by an increase in expenses, as also described above.

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

	June 30, 2014 (1)	March 31, 2014 (1)	December 31, 2013 (1)	September 30, 2013 (1)(3)	June 30, 2013 (2)	March 31, 2013	December 31, 2012	September 30, 2012
Revenues:
Commissions	$291,666	$303,598	$295,415	$283,293	$324,832	$298,704	$293,350	$302,874
Principal transactions	72,751	79,507	68,777	67,785	85,349	87,997	76,312	76,417
Real estate management services	38,835	39,826	43,745	40,447	39,823	39,338	41,141	39,672
Fees from related parties	7,967	7,032	7,667	8,071	12,242	13,148	14,016	13,102
Market data	1,492	1,634	1,191	1,178	3,643	4,125	4,182	4,166
Software solutions	703	701	661	444	2,530	2,566	2,541	2,485
Interest income	1,925	2,072	2,071	1,563	1,651	1,548	1,371	1,397
Other revenues	3,530	8,196	9,369	33,269	1,174	831	465	3,199
Gain on divestiture	—	—	—	—	723,147	—	52,471	—
Losses on equity method investments	(1,288)	(2,275)	(2,291)	(2,705)	(1,224)	(3,288)	(3,672)	(2,995)

Total revenues	417,581	440,291	426,605	433,345	1,193,167	444,969	482,177	440,317
Expenses:
Compensation and employee benefits	264,318	275,299	269,444	258,462	448,686	278,808	277,077	264,637
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	22,402	31,323	32,125	10,365	363,077	18,022	44,039	24,088

Total compensation and employee benefits	286,720	306,622	301,569	269,007	811,763	296,830	321,116	288,725
Occupancy and equipment	35,701	40,921	39,633	37,908	37,340	39,227	40,018	40,010
Fees to related parties	2,133	1,807	2,292	2,022	2,286	2,843	2,267	2,837
Professional and consulting fees	10,156	11,089	13,304	11,772	11,367	14,941	15,881	18,062
Communications	21,312	20,458	22,475	22,451	22,755	24,341	24,584	22,863
Selling and promotion	18,255	18,025	17,614	19,839	23,239	20,315	20,928	22,153
Commissions and floor brokerage	5,575	4,206	5,287	5,075	6,397	5,771	5,545	5,833
Interest expense	9,230	9,335	9,479	9,164	9,989	9,700	9,991	6,754
Other expenses	13,584	16,582	13,642	13,144	59,780	17,304	13,084	23,365

Total expenses	402,666	429,045	425,295	390,682	984,916	431,272	453,414	384,417
Income (loss) from operations before income taxes	14,915	11,246	1,310	42,663	208,251	13,697	28,763	(4,482)
Provision (benefit) for income taxes	3,600	744	(315)	10,675	78,711	3,095	10,329	(1,338)

Consolidated net income (loss)	11,315	10,502	1,625	31,988	129,540	10,602	18,434	(3,144)

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	3,714	2,494	(2,509)	6,662	95,074	3,604	4,266	(1,111)

Net income (loss) available to common stockholders	$7,601	$8,008	$4,134	$25,326	$34,466	$6,998	$14,168	$(2,033)

(1)	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
(2)	Amounts include gains related to the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
(3)	Amounts include the gain related to the earn-out associated with the NASDAQ OMX transaction.

Note: Certain prior period amounts have been reclassified to conform with the current presentation.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	For the Three Months Ended
	June 30, 2014 (1)	March 31, 2014 (1)	December 31, 2013 (1)	September 30, 2013 (1)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Brokerage revenue by product):
Rates	$104,677	$113,672	$99,339	$109,110	$138,299	$144,992	$119,791	$131,359
Real Estate	107,901	109,170	131,311	105,303	103,155	73,249	104,492	96,551
Credit	58,923	65,446	53,651	54,410	67,343	69,142	62,225	67,926
Foreign Exchange	49,279	52,066	44,687	47,393	60,692	59,348	47,130	48,910
Equities and Other Asset Classes	43,637	42,751	35,204	34,862	40,692	39,970	36,024	34,545

Total brokerage revenues	$364,417	$383,105	$364,192	$351,078	$410,181	$386,701	$369,662	$379,291

Brokerage revenue by product (percentage):
Rates	28.7%	29.7%	27.3%	31.1%	33.7%	37.5%	32.4%	34.6%
Real Estate	29.6	28.5	36.1	30.0	25.1	19.0	28.3	25.5
Credit	16.2	17.1	14.7	15.5	16.4	17.9	16.8	17.9
Foreign Exchange	13.5	13.6	12.3	13.5	14.8	15.3	12.7	12.9
Equities and Other Asset Classes	12.0	11.1	9.6	9.9	10.0	10.3	9.8	9.1

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic:
Voice/hybrid	$344,053	$361,939	$347,889	$334,864	$374,397	$349,854	$339,155	$346,251
Fully electronic	20,364	21,166	16,303	16,214	35,784	36,847	30,507	33,040

Total brokerage revenues	$364,417	$383,105	$364,192	$351,078	$410,181	$386,701	$369,662	$379,291

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	94.4%	94.5%	95.5%	95.4%	91.3%	90.5%	91.7%	91.3%
Fully electronic	5.6	5.5	4.5	4.6	8.7	9.5	8.3	8.7

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. We maintain minimal securities inventory; our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term funding (equity and long-term debt) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at June 30, 2014 were $2.5 billion, an increase of 17.9% as compared to December 31, 2013. The increase in total assets was driven primarily by increases in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, goodwill and other assets. The increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers related to increase fails and was offset by an increase in Payables to broker-dealers, clearing organizations, customers and related broker-dealers. We maintain a significant portion of our assets in cash, with our cash position (which we define as cash and cash equivalents, marketable securities and unencumbered securities owned held for liquidity purposes) at June 30, 2014 of $644.2 million. See “Cash Position Analysis” below for a further discussion of our cash position.

As part of our cash management process, especially in light of the proceeds of the sale of eSpeed, we may enter into tri-party reverse repurchase agreements and other short term investments, some of which may be with Cantor. As of June 30, 2014, we had no reverse repurchase agreements outstanding with Cantor.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2014, we had $145 million invested in the program.

Funding

Our funding base consists of longer-term capital (equity and notes payable), shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances significantly exceed our unsecured letters of credit and our unsecured bank borrowings. We believe that cash in and available to our largest regulated entities, inclusive of financing provided by clearing banks, is adequate for potential cash demands of normal operations such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends issued pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

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

As of June 30, 2014, our cash position, which we define as cash and cash equivalents, marketable securities and unencumbered securities owned, was approximately $644.2 million, the majority of which we are free to deploy to increase stockholder and bondholder value. We also expect to receive approximately $600 million in NASDAQ OMX stock. We believe that we are in a strong position to increase our profits by making additional investments across Real Estate and Financial Services. In addition, we expect to have sufficient funds to repay debt, repurchase common shares and units, and maintain our regular common dividend for the foreseeable future.

Notes Payable and Collateralized Borrowings

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor. We used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes.

The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all of our existing and future senior unsecured obligations. The 8.75% Convertible Notes bear an annual interest rate of 8.75% currently, which is payable semi-annually in arrears on April 15 and October 15 of each year. As of June 30, 2014, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 159.1550 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. The 8.75% Convertible Notes were convertible into approximately 23.9 million shares of Class A common stock as of June 30, 2014. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

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

The 4.50% Convertible Notes are our general senior unsecured obligations. The 4.50% Convertible Notes pay interest semi-annually at a rate of 4.50% per annum and were priced at par. As of June 30, 2014, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination thereof at our election. As of June 30, 2014, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of our Class A common stock. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $150.2 million as of June 30, 2014.

In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which are expected to reduce the potential dilution of our Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.49 as of June 30, 2014, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of our Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $13.12 per share as of June 30, 2014.

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

Collateralized Borrowings

On various dates beginning in 2009 and most recently in December 2012, we entered into secured loan arrangements under which we pledged certain fixed assets in exchange for loans. The secured loan arrangements had fixed rates between 2.62% and 8.09% per annum and were repayable in consecutive monthly installments with the final payments due in December 2016. During the year ended December 31, 2013, we prepaid $26.7 million related to secured loan arrangements and during the six months ended June 30, 2014, we prepaid the remaining balance. Therefore, there were no secured loan arrangement balances as of June 30, 2014. The outstanding balance of the secured loan arrangements was $1.6 million and as of December 31, 2013. The value of the fixed assets pledged was $1.5 million as of December 31, 2013.

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

Because the leases were terminated during 2013, we had no outstanding balance or fixed assets pledged related to the leases as of June 30, 2014 or December 31, 2013. We recorded interest expense of $0.4 million and $0.6 million for the three and six months ended June 30, 2013, respectively.

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

CASH POSITION ANALYSIS

Below is an analysis of the changes in our cash position for the six months ended June 30, 2014 and 2013. Our cash position is defined as cash and cash equivalents plus marketable securities and unencumbered securities held for liquidity purposes. The analysis below describes the key components of our earnings, dividends and distributions, investing and funding, security settlements and our working capital activities.

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

Other changes in working capital represent changes primarily in receivables and payables and accrued liabilities that impact our cash position.

The changes in our cash position during the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
(in millions)	2014	2013
Cash position, beginning of period	$795.0	$420.4

Consolidated net income, adjusted for non-cash items	92.9	627.4
Dividends and distributions	(79.2)	(71.9)

Net cash from earnings, dividends and distributions	13.7	555.5

Net investing and funding activities	(18.8)	6.6
Repurchases and redemptions	(67.4)	(2.2)
Securities settlements	(28.3)	(13.1)
Working capital and other use of cash	(50.0)	135.2

Cash position, end of period	$644.2	$1,102.4

Discussion of six months ended June 30, 2014

The decreased cash position was primarily due to changes in working capital, cash used to repurchase or redeem shares and units during the quarter, acquisitions, and settlement activities which is a temporary usage of cash.

For the six months ended June 30, 2014, we generated earnings adjusted for non-cash items of $92.9 million. We also paid dividends and distributions to shareholders and limited partners of $79.2 million for the fourth quarter of 2013 and first quarter of 2014.

Working capital and other uses of cash were approximately $50.0 million, primarily driven by the timing of tax payments.

Discussion of six months ended June 30, 2013

The increased cash position was primarily due to cash received from the sale of assets to NASDAQ OMX.

For the six months ended June 30, 2013, we generated earnings adjusted for non-cash items of $627.4 million, which was primarily due to the $723.1 million gain on divestiture from the NASDAQ OMX Transaction. We also paid dividends and distributions to shareholders and limited partners of $71.9 million of which $39.8 million related to dividends associated with the fourth quarter of 2012 and first quarter 2013 earnings and $32.1 million related to distributions to partners associated with the third and fourth quarters of 2012 earnings.

Our investing and funding activities generated $6.6 million of cash during the period. Decreases in our funding of $30.4 million were primarily driven by repayment of collateralized borrowings. During this period, investments generated $37.0 million primarily due to the sale of assets to NASDAQ OMX. This represents the net of the cash proceeds and the gain on the NASDAQ OMX Transaction which was reflected in our consolidated net income.

Our securities settlement activities used $13.1 million of cash during the period primarily related to funding fail transactions, which is a temporary decrease in cash.

Working capital and other uses of cash were approximately $135.2 million, primarily due to increases in tax liabilities relating to the gain on the sale of assets to NASDAQ OMX.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of June 30, 2014.

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

As of June 30, 2014, $344.7 million of net assets were held by regulated subsidiaries. As of June 30, 2014, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $173.3 million.

In April 2013, our Board of Directors and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee.

BGC Derivative Markets, a subsidiary of the Company, began operating as our Swap Execution Facility on October 2, 2013. After this date all eligible derivatives traded by US Persons required SEF registration. Mandatory Dodd-Frank compliant execution on SEFs by Swap Dealers and Major Swap Participants commenced in February 2014 for a small number of products. The full Dodd-Frank rule set regarding execution, clearing and reporting requirements has been finalized more slowly than anticipated and has been effected by No Action letters, temporary relief, guidance and multiple interpretations. As a result, many of our largest customers have reduced their trading exposures until the rule consequences are completely known. Although SEF activity greatly increased in the first two quarters of 2014 compared with December 2013, volumes to date are not indicative of what we expect this business to look like a year from now. We anticipate improved derivatives volumes once the regulatory landscape becomes clearer for our clients. In addition, BGC maintains its ownership stake in ELX, a CFTC approved DCM, which also includes several of the world’s largest banks as equity holders. ELX began Dodd-Frank compliant swap trading in the fourth quarter of 2013, and we expect growing volumes as market participants explore the use of ELX as an alternative means to comply with Dodd-Frank regulations effective in 2014.

BGC also operates a licensed Multilateral Trading facility (“MFT”) in accordance with EU directives. The European Market Infrastructure Regulation (“EMIR”) on OTC derivatives, central counterparties and trade repositories was adopted in July 2012. EMIR fulfills several of the European Union’s (“EU”) G20 commitments to reform OTC derivatives markets. The reforms reduce systemic risk and bring more transparency to both OTC and listed derivatives markets. EMIR derivatives rules will apply initially to financial and non-financial firms that are counterparties to derivatives contracts in the EU and later to those trading outside the EU under certain circumstances subject to international crossborder agreements.

The first compliance obligations for EMIR came into force in mid-March 2013 with the adoption of certain regulatory technical standards which included timely confirmations. Risk mitigation techniques for uncleared OTC derivatives became effective September 15, 2013 and comprised ISDA portfolio reconciliation, dispute resolution and disclosure protocol. Effective February 12, 2014 all counterparties were required to report details of any derivative contract (OTC or exchange traded) they have concluded, or which they have modified or terminated, to a registered or recognized Trade Repository (“TR”). The Markets in Financial Instruments Directive (“MiFID”) Level 2 draft regulatory technical standards was published by the European Securities and Markets Authority (ESMA) on May 22, 2014. This draft is subject to public comment and is a key step in the eventual finalization of regulatory reform within the EU currently targeted for the first quarter of 2017. In July 2013, the European Commission and the CFTC announced the “Path Forward” on the intended alignment of OTC derivatives regulations between the two jurisdictions. For the EU, this involves the implementation of EMIR and the proposed amendments to the European Commission’s MiFID II proposition which involves dual recognition of trading platforms.

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of our Class A common stock outstanding for the three and six months ended June 30, 2014 and 2013 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Shares outstanding at beginning of period	185,166,111	130,873,581	181,583,001	123,913,759
Share issuances:
Exchanges of limited partnership interests (1)	2,037,023	3,498,243	7,761,497	8,837,725
Vesting of restricted stock units (RSUs)	112,980	131,571	743,008	623,393
Acquisitions	656,962	1,086,975	757,287	1,086,975
Other issuances of Class A common stock	11,176	771,169	22,877	1,899,687
Treasury stock repurchases	(3,982,825)	(33,478)	(6,866,243)	(33,478)

Shares outstanding at end of period	184,001,427	136,328,061	184,001,427	136,328,061

(1)	The issuances related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

We did not issue any shares of Class B common stock during the three and six months ended June 30, 2014 and 2013.

Unit Redemptions and Share Repurchase Program

Our Board of Directors and Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On July 30, 2014, our Board of Directors and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $250 million. From time to time, we may actively continue to repurchase shares or redeem units.

The table below represents unit redemption and share repurchase activity for the six months ended June 30, 2014.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions (1)(2)
January 1, 2014 - March 31, 2014	2,369,681	$6.35
April 1, 2014 - June 30, 2014	2,055,942	6.89
Repurchases (3)(4)
January 1, 2014 - March 31, 2014	2,883,418	$6.64
April 1, 2014 - April 30, 2014	1,109,313	7.02
May 1, 2014 - May 31, 2014	2,346,991	7.20
June 1, 2014 - June 30, 2014	526,521	7.32

Total Repurchases	6,866,243	$6.94

Total Redemptions and Repurchases	11,291,866	$6.81	$135,159,596

(1)	During the three months ended June 30, 2014, the Company redeemed approximately 1.9 million limited partnership units at an average price of $6.87 per unit and approximately 0.1 million FPUs at an average price of $7.16 per unit. During the three months ended June 30, 2013, the Company redeemed approximately 2.5 million limited partnership units at an average price of $5.54 per unit and approximately 0.2 million FPUs at an average price of $4.68 per unit.
(2)	During the six months ended June 30, 2014, the Company redeemed approximately 4.2 million limited partnership units at an average price of $6.58 per unit and approximately 0.3 million FPUs at an average price of $6.96 per unit. During the six months ended June 30, 2013, the Company redeemed approximately 6.9 million limited partnership units at an average price of $4.71 per unit and approximately 0.9 million FPUs at an average price of $3.78 per unit.
(3)	During the three months ended June 30, 2014, the Company repurchased approximately 4.0 million shares of its Class A common stock at an aggregate purchase price of approximately $28.6 million for an average price of $7.17 per share. During the three months ended June 30, 2013, the Company repurchased 33,478 shares of its Class A common stock at an aggregate purchase price of approximately $0.2 million for an average price of $5.61 per share.
(4)	During the six months ended June 30, 2014, the Company repurchased approximately 6.9 million shares of its Class A common stock at an aggregate purchase price of approximately $47.7 million for an average price of $6.94 per share. During the six months ended June 30, 2013, the Company repurchased 33,478 shares of its Class A common stock at an aggregate purchase price of approximately $0.2 million for an average price of $5.61 per share.

The fully diluted weighted-average share count for the three months ended June 30, 2014 was as follows (in thousands):

Three Months Ended June 30, 2014
Common stock outstanding (1)	220,770
Limited partnership interests in BGC Holdings	104,083
RSUs (Treasury stock method)	685
Other	1,048

Total (2)	326,586

(1)	Common stock outstanding consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended June 30, 2014, the weighted-average share count of Class A shares was 186.0 million and Class B shares was 34.8 million.
(2)	For the quarter ended June 30, 2014, approximately 44.4 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended June 30, 2014 included, on a weighted-average basis, 40.1 million shares underlying Convertible Notes and 4.3 million other securities or other contracts to issue shares of common stock. Also, as of June 30, 2014, approximately 5.8 million shares of contingent Class A common stock were excluded because the conditions for issuance had not been met by the end of the period.

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

Similarly, in May 2014 we entered into the Tenth Amendment to the Agreement of Limited Partnership of the Partnership (see “Tenth Amendment to Partnership Agreement” herein). Pursuant to this amendment, NPSUs may not be made exchangeable into shares of the Company’s Class A common stock and will not be allocated any items of profit or loss, and accordingly they will not be included in the fully diluted share count.

Cantor Purchase of BGC Holdings Interests and BGC Repurchases

On July 21, 2014, the Company issued exchange rights with respect to, and Cantor purchased, an aggregate of 3,142,257 exchangeable limited partnership units in BGC Holdings consisting of (i) 1,371,058 such units in connection with the redemption by BGC Holdings of an aggregate of 1,371,058 non-exchangeable founding partner units from former Cantor partners who were terminated founding partners of BGC Holdings, and (ii) 1,771,199 such units in connection with the grant of exchangeability to 1,771,199 units held by former Cantor partners who were terminated founding partners of BGC Holdings. Such exchangeable limited partnership units were exchangeable by Cantor at any time on a one-for-one basis for shares of common stock of the Company. The aggregate net purchase price paid by Cantor for such units was $10,605,549. Immediately after Cantor’s purchases of such exchangeable limited partnership units, also on July 21, 2014, the Company purchased from Cantor an aggregate of 5 million units and shares, consisting of (i) all of such 3,142,257 units and (ii) 1,857,743 previously-owned shares of the Company’s Class A common stock, for $7.74 per unit/share, the closing price per share of the Class A common stock on the date of such purchases.

Stock Option Exercises

We did not issue any shares of our Class A common stock related to the exercise of stock options during the three and six months ended June 30, 2014 and 2013.

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

As of July 31, 2014, we have issued and sold an aggregate of approximately 13.8 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the December 2012 Sales Agreement, with approximately 6.2 million shares of Class A common stock remaining to be sold under this agreement. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these registrations along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of July 31, 2014, we have issued an aggregate of 5.4 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of July 31, 2014, we have issued approximately 164.3 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 3, 2014, at our Annual Meeting of Stockholders, our stockholders approved an amendment to our Fourth Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 200 million to 300 million the aggregate number of shares of our Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. On June 12, 2014, we filed a Registration Statement on Form S-8 with respect to the additional 100 million shares. As of June 30, 2014, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 154.2 million shares.

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

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

The Company has completed acquisitions, whose purchase price included an aggregate of approximately 7.0 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $36.4 million) and 4.0 million limited partnership units (with an acquisition date fair value of approximately $18.6 million) that may be issued contingent on certain targets being met through 2018.

In connection with the acquisitions above, as of June 30, 2014, the Company has issued 4.5 million shares of its Class A common stock and 1.0 million of limited partnership units related to contingent payments.

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

On July 21, 2014, the Company issued exchange rights with respect to, and Cantor purchased, an aggregate of 3,142,257 exchangeable limited partnership units in BGC Holdings consisting of (i) 1,371,058 such units in connection with the redemption by BGC Holdings of an aggregate of 1,371,058 non-exchangeable founding partner units from former Cantor partners who were terminated founding partners of BGC Holdings, and (ii) 1,771,199 such units in connection with the grant of exchangeability to 1,771,199 units held by former Cantor partners who were terminated founding partners of BGC Holdings. Such exchangeable limited partnership units were exchangeable by Cantor at any time on a one-for-one basis for shares of common stock of the Company. The aggregate net purchase price paid by Cantor for such units was $10,605,549. Immediately after Cantor’s purchases of such exchangeable limited partnership units, also on July 21, 2014, the Company purchased from Cantor an aggregate of 5 million units and shares, consisting of (i) all of such 3,142,257 units and (ii) 1,857,743 previously-owned shares of the Company’s Class A common stock, for $7.74 per unit/share, the closing price per share of the Class A common stock on the date of such purchases.

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

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	June 30, 2014	March 31, 2013	December 31, 2013	September 30, 2013	June 30, 2013
Notional Volume (in billions)
Fully electronic volume – eSpeed	$—	$—	$—	$—	$12,001
Fully electronic volume excluding eSpeed	3,489	3,116	2,755	2,167	2,416

Total fully electronic volume	3,489	3,116	2,755	2,167	14,417

Total hybrid volume—(1)	37,486	37,089	34,617	36,837	36,464

Total fully electronic and hybrid volume excluding eSpeed	40,975	40,205	37,372	39,004	38,880

Total fully electronic and hybrid volume	$40,975	$40,205	$37,372	$39,004	$50,881

Transaction Count (in thousands, except for days)
Fully electronic volume – eSpeed	—	—	—	—	5,095
Fully electronic volume excluding eSpeed	2,122	1,781	1,538	1,151	1,406

Total fully electronic transactions	2,122	1,781	1,538	1,151	6,501

Total hybrid transactions	659	706	610	642	717

Total transactions excluding eSpeed	2,781	2,487	2,148	1,793	2,123

Total transactions	2,781	2,487	2,148	1,793	7,218

Trading days	63	61	64	64	64

(1)	Defined as volume from hybrid transactions conducted by BGC Brokers, exclusive of voice-only transactions.

Notes:	The above volume figures for fully electronic rates are expected to be lower in periods following the sale of eSpeed on June 28, 2013. To provide a more meaningful comparison, the figures above are shown with and without eSpeed volumes. The above historical volume figures have been adjusted to reflect the reclassification of certain brokerage desks. These reclassifications had no impact on our total fully electronic or hybrid volumes or on our revenues related to fully electronic trading, overall revenues or earnings.

QUARTERLY MARKET ACTIVITY

Fully electronic volume, including new products, was $3.5 trillion for the three months ended June 30, 2014, compared to $14.4 trillion for the three months ended June 30, 2013. Our combined voice-assisted and screen-assisted volume for the three months ended June 30, 2014 was $41.0 trillion, compared to $50.9 trillion for the three months ended June 30, 2013. Excluding eSpeed, fully electronic volume, including new products, was $3.5 trillion for the three months ended June 30, 2014, up 45.8% from $2.4 trillion for the three months ended June 30, 2013. Our combined voice-assisted and screen-assisted volume, excluding eSpeed, for the three months ended June 30, 2014 was $41.0 trillion, up 5.4% from $38.9 trillion for the three months ended June 30, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at June 30, 2014 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$227,026	$47,782	$74,071	$46,030	$59,143
Notes payable and collateralized borrowings (2)	422,500	150,000	160,000	—	112,500
Interest on notes payable (3)	280,621	26,731	25,781	18,281	209,828
Other contractual obligations (4)	17,693	17,693	—	—	—

Total contractual obligations	$947,840	$242,206	$259,852	$64,311	$381,471

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $10.7 million over the life of the agreement. These sublease payments are included in the table above.
(2)	Notes payable and collateralized borrowings reflects the issuance of $150.0 million of the 8.75% Convertible Notes with a contractual maturity date in 2015 (unless earlier repurchased, exchanged or converted), $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of June 30, 2014 was approximately $150.2 million) with a contractual maturity date in 2016 (unless earlier repurchased, exchanged or converted), and $112.5 million of the 8.125% Senior Notes (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of June 30, 2014 was approximately $109.0 million) with a contractual maturity date in 2042 (which may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option). See Note 16—“Notes Payable, Collateralized and Short-Term Borrowings,” to our consolidated financial statements for more information regarding these obligations, including timing of payments and compliance with debt covenants.
(3)	The $209.8 million of interest on notes payable that is due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option, which may impact the actual interest paid.
(4)	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in our unaudited condensed consolidated statements of financial condition.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended June 30, 2014 and 2013, we incurred compensation expense, before associated income taxes, of $2.4 and $1.9 million, respectively, related to the grant of exchangeability on partnership units. During the six months ended June 30, 2014 and 2013, we incurred compensation expense, before associated income taxes, of $4.5 and $7.9 million, respectively, related to the grant of exchangeability on partnership units.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The distributions are treated as compensation expense when made and the proceeds are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. At the end of the second quarter of 2013, the Company commenced a Global Partnership Restructuring Program to provide retention incentives and to allow the Company to take advantage of certain tax efficiencies (see Note 1—“Organization and Basis of Presentation”). Under the program, certain BGC Holdings limited partnership units were redeemed or exchanged for restricted stock. Due to the net redemption/exchange of the limited partnership units described above, the Company determined that the collectability of a portion of the employee loan balances were not expected and, therefore, the Company recognized a reserve for the three months ended June 30, 2013 in the amount of approximately $160.5 million. The compensation expense related to this reserve is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

As of June 30, 2014 and December 31, 2013, the aggregate balance of employee loans, net of reserve, was $154.9 million and $142.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2014 and 2013 was $7.2 million and $170.7 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2014 and 2013 was $14.3 million and $180.2 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1—“Organization and Basis of Presentation,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

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

As of July 31, 2014, there were 182,305,659 shares of our Class A common stock outstanding, of which 1,812,785 shares were held by Cantor and CFGM, Cantor’s managing general partner. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of July 31, 2014, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 66.0% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through July 31, 2014, Cantor has distributed to its current and former partners an aggregate of 20,272,320 shares of Class A common stock, consisting of (i) 18,845,763 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,426,557 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of July 31, 2014, Cantor is still obligated to distribute to its current and former partners an aggregate of 16,327,709 shares of Class A common stock, consisting of 14,525,981 April 2008 distribution rights shares and 1,801,728 February 2012 distribution rights shares.

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

As of July 31, 2014, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 217,153,766 units and 217,153,766 units, representing approximately 67.1% and 67.1% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 106,350,989 units and 106,350,989 units, representing approximately 32.9% and 32.9% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As of July 31, 2014, outstanding BGC Holdings partnership interests included 40,000,651 limited partnership units, 17,567,405 founding/working partner units and 48,782,933 Cantor units.

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

Cantor units are generally exchangeable with us for our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable founding/working partner units, none of which was redeemed/exchanged in the Global Partnership Restructuring Program. As of July 31, 2014, there were 257,882 non-exchangeable founding/working partner units with respect to which Cantor had the right to acquire an equivalent number of Cantor units.

On November 6, 2013, BGC GP, LLC, a subsidiary of the Company and the General Partner of the Company’s majority-owned subsidiary, BGC Holdings, and Cantor, the Majority in Interest Exchangeable Limited Partner of the Partnership, entered into the Ninth Amendment to the Agreement of Limited Partnership of the Partnership effective as of July 1, 2013.

In order to facilitate partner compensation and for other corporate purposes, the Ninth Amendment created new preferred partnership units (Preferred Units), which are working partner units that may be awarded to holders of, or contemporaneous with the grant of, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, APSEs, REUs, RPUs, AREUs, and ARPUs. These new Preferred Units carry the same name as the underlying unit, with the insertion of an additional “P” to designate them as Preferred Units.

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly are not included in the fully diluted share count. Each quarter, the net profits of BGC Holdings will be allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of July 31, 2014, there were 10,036,014 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

On May 9, 2014, partners of BGC Holdings approved the Tenth Amendment to the Agreement of Limited Partnership of BGC Holdings effective as of May 9, 2014. In order to facilitate partner compensation and for other corporate purposes the Tenth Amendment creates a new class of partnership units (NPSUs), which are working partner units. For more information, see Note 12—“Related Party Transactions” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following diagram illustrates our organizational structure as of July 31, 2014. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Interests (45.9% of economics of BGC Holdings)
• 15.1% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (0.8% of economics and 0.3% of voting power of BGC Partners, Inc.) and Class B common stock (16.1% of economics and 65.7% of voting power of BGC Partners, Inc.)
• 11.3% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (83.1% of economics and 34.0% of voting power of BGC Partners, Inc.)
• 55.8% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (67.1% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (67.1% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (54.1% of economics of BGC Holdings)
• 17.8% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (32.9% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (32.9% of economics of BGC Global)
BGC U.S.
BGC Global

*	Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 16.9% of the voting power, and the public stockholders would hold 83.1% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) Cantor’s economic interest in our 8.75% convertible notes or the 23,873,250 shares of Class A common stock acquirable by Cantor upon conversion thereof (if Cantor converted all of the 8.75% convertible notes into shares of Class A common stock, Cantor would hold 67.5% of the voting power, and the public stockholders would hold 32.5% of the voting power (and Cantor’s indirect economic interests in each of BGC U.S. and BGC Global would be 31.5%)); (b) 16,260,160 shares of Class A common stock issuable upon conversion of our 4.50% convertibles notes; (c) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (d) 10,036,014 Preferred Units granted and outstanding to BGC Holdings partners (see “Partnership Structure” herein), and (e) 5,000,000 NPSUs granted and outstanding to BGC Holdings partners.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2014 through July 31, 2014 as follows: (a) an aggregate 3,480,230 Global Partnership Restructuring Program shares of Class A common stock issued by us; (b) 120,362 April 2008 distribution rights shares distributed by Cantor, but not the 14,525,981 shares remaining to be distributed by Cantor; (c) 3,869 February 2012 distribution rights shares distributed by Cantor, but not the 1,801,728 shares remaining to be distributed by Cantor; (d) 9,018,296 shares of Class A common stock repurchased by us, including 1,857,743 shares from Cantor; (e) 3,165,310 shares of Class A common stock sold by us under the December 2012 sales agreement pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-185110), but not the 6,194,052 shares remaining for sale by us under such sales agreement; (f) 757,287 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 14,606,339 shares remaining available for issuance by us under such Registration Statement; (g) 24,599 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,835,730 shares remaining available for issuance by us under such Registration Statement; (h) 100,941 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 246,372 shares remaining available for sale by selling stockholders under such Registration Statement; (i) 205,320 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,491,717 shares remaining available for sale by selling stockholders under such Registration Statement; (j) 4,402,755 limited partnership, founding/working partner and Cantor units redeemed or repurchased by us for cash, including 3,142,257 Cantor units; and (k) an aggregate of 20,997,355 limited partnership units granted by BGC Holdings.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $50.3 million as of June 30, 2014. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 8—“Marketable Securities” and Note 10—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

Operational Risk

Our businesses are highly dependent on our ability to process a large number of transactions across numerous and diverse markets in many currencies on a daily basis. If any of our data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including cybersecurity incidents, a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

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

Interest Rate Risk

BGC Partners had $409.1 million in fixed-rate debt outstanding as of June 30, 2014. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

During the three months ending June 30, 2014, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 18—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

See “Risk Factors” in Part I, Item IA of our 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2014 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2014 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and
Chief Executive Officer

/S/ ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: August 8, 2014

[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2014 dated August 8, 2014.]

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2014 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.