Form 10-Q
period 2014-09-30
BGC Partners, Inc.
filed 2014-11-07
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

On November 4, 2014, the registrant had 184,707,362 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below and may impact either or both of our operating segments:

•	market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets and markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;

•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;

•	our relationships with Cantor Fitzgerald, L.P. and its affiliates (“Cantor”), including Cantor Fitzgerald & Co. (“CF&Co”) and Cantor Commercial Real Estate Company, L.P. (“CCRE”), any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or associated outlooks, CF&Co’s acting as our sales agent under our controlled equity or other offerings, CF&Co’s acting as our financial advisor and/or dealer manager in connection with potential business combinations, tender offers, dispositions, or other transactions, our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co, and any services provided by CCRE with respect to finding and reviewing suitable acquisition or partner candidates, structuring transactions, and negotiating and due diligence services;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks, and the impact of natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•	the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political impasses;

•	the effect on our businesses of reductions in overall industry volumes in certain of our products as a result of Federal Reserve Board quantitative easing, the tapering or ending of quantitative easing, and other factors, including the level and timing of governmental debt issuances and outstanding amounts;

•	the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, changes in monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other financial institutions;

•	extensive regulation of our businesses, changes in regulations relating to the financial services, commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, fines, penalties, sanctions, enhanced oversight, increased financial and capital requirements, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•	factors related to specific transactions or series of transactions, including credit, performance, and unmatched principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•	costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received and the impact thereof on our financial results in any given period;

•	certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage and the need for long-term borrowings or other sources of cash, relating to acquisitions, dispositions, tender offers or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or associated outlooks, increased borrowing costs, as well as interest rate and foreign currency exchange rate fluctuations;

•	risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments or cash management vehicles and collectability of loan balances owed to us by partners, employees, or others;

•	our ability to enter new markets or develop new products, trading desks, marketplaces, or services and to induce customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•	our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our real estate services business, the anticipated benefits of any such transactions or relationships and the future impact of any such transactions or relationships on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

•	our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, managers, and other professionals;

•	our ability to expand the use of technology for hybrid and fully electronic trading in our product offerings;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•	our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses and brokers;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•	information technology implementation issues, capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents;

•	the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity offerings or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•	our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P. (“BGC Holdings”) or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•	the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable debt securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% convertible notes and counterparties to our capped call transactions, and resales of shares of our Class A common stock by Cantor or by others of shares acquired from us or Cantor, including pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our convertible notes, conversions or exchanges of our convertible or exchangeable debt securities, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$411,068	$716,919
Cash segregated under regulatory requirements	9,965	8,687
Securities owned	36,928	33,119
Securities borrowed	6,806	—
Marketable securities	176,679	45,002
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,001,541	349,915
Accrued commissions receivable, net	299,059	265,920
Loans, forgivable loans and other receivables from employees and partners, net	143,282	142,769
Fixed assets, net	114,367	127,615
Investments	18,554	17,703
Goodwill	244,805	163,339
Other intangible assets, net	24,747	18,180
Receivables from related parties	8,371	15,211
Other assets	187,615	174,984

Total assets	$2,683,787	$2,079,363

Liabilities, Redeemable Partnership Interest, and Equity
Accrued compensation	$231,578	$187,855
Securities sold, not yet purchased	4,984	2,031
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	944,009	303,549
Payables to related parties	7,178	15,382
Accounts payable, accrued and other liabilities	383,840	392,525
Notes payable and collateralized borrowings	260,348	258,356
Notes payable to related parties	150,000	150,000

Total liabilities	1,981,937	1,309,698
Commitments and contingencies (Note 19)
Redeemable partnership interest	61,033	66,918
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 217,011 and 202,671 shares issued at September 30, 2014 and December 31, 2013, respectively; and 185,381 and 181,583 shares outstanding at September 30, 2014 and December 31, 2013, respectively	2,170	2,027
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 shares issued and outstanding at September 30, 2014 and December 31, 2013, convertible into Class A common stock	348	348
Additional paid-in capital	801,494	745,678
Contingent Class A common stock	23,483	12,051
Treasury stock, at cost: 31,630 and 21,088 shares of Class A common stock at September 30, 2014 and December 31, 2013, respectively	(179,506)	(121,753)
Retained deficit	(223,901)	(167,923)
Accumulated other comprehensive income (loss)	6,196	(6,060)

Total stockholders’ equity	430,284	464,368
Noncontrolling interest in subsidiaries	210,533	238,379

Total equity	640,817	702,747

Total liabilities, redeemable partnership interest, and equity	$2,683,787	$2,079,363

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Commissions	$331,466	$283,293	$926,730	$906,829
Principal transactions	51,327	67,785	203,585	241,131
Real estate management services	40,452	40,447	119,298	119,608
Fees from related parties	6,749	8,071	21,748	33,461
Market data	1,660	1,178	4,786	8,946
Software solutions	709	444	2,113	5,540
Interest income	1,642	1,563	5,639	4,762
Other revenues	2,211	1,408	14,308	3,413

Total revenues	436,216	404,189	1,298,207	1,323,690
Expenses:
Compensation and employee benefits	270,642	258,642	810,259	986,136
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	52,516	10,365	106,241	391,464

Total compensation and employee benefits	323,158	269,007	916,500	1,377,600
Occupancy and equipment	35,575	37,908	112,197	114,475
Fees to related parties	2,681	2,022	6,621	7,151
Professional and consulting fees	10,565	11,772	31,810	38,080
Communications	20,087	22,451	61,857	69,547
Selling and promotion	16,730	19,839	53,010	63,393
Commissions and floor brokerage	4,806	5,075	14,587	17,243
Interest expense	9,197	9,164	27,762	28,853
Other expenses	26,732	13,444	56,898	90,528

Total expenses	449,531	390,682	1,281,242	1,806,870
Other Income (losses), net:
Gain on divestiture and sale of investments	—	—	—	723,147
Losses on equity method investments	(2,640)	(2,705)	(6,203)	(7,217)
Other Income	45,892	31,861	45,336	31,861

Total other income (losses), net	43,252	29,156	39,133	747,791

Income from operations before income taxes	29,937	42,663	56,098	264,611
Provision for income taxes	18,808	10,675	23,152	92,481

Consolidated net income	$11,129	$31,988	$32,946	$172,130

Less: Net income attributable to noncontrolling interest in subsidiaries	3,918	6,662	10,126	105,340

Net income available to common stockholders	$7,211	$25,326	$22,820	$66,790

Per share data:
Basic earnings per share
Net income available to common stockholders	$7,211	$25,326	$22,820	$66,790

Basic earnings per share	$0.03	$0.12	$0.10	$0.36

Basic weighted-average shares of common stock outstanding	220,388	219,174	220,588	184,924

Fully diluted earnings per share
Net income for fully diluted shares	$10,749	$40,600	$33,412	$128,916

Fully diluted earnings per share	$0.03	$0.11	$0.10	$0.35

Fully diluted weighted-average shares of common stock outstanding	331,209	355,167	326,610	363,148

Dividends declared per share of common stock	$0.12	$0.12	$0.36	$0.36

Dividends declared and paid per share of common stock	$0.12	$0.12	$0.36	$0.36

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Consolidated net income	$11,129	$31,988	$32,946	$172,130
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,285)	1,569	(3,032)	(1,554)

Unrealized gain on securities available for sale	18,592	60	17,433	60

Total other comprehensive (loss) income, net of tax	14,307	1,629	14,401	(1,494)

Comprehensive income	25,436	33,617	47,347	170,636
Less: Comprehensive income attributable to noncontrolling interest in subsidiaries, net of tax	6,048	6,908	12,271	105,126

Comprehensive income attributable to common stockholders	$19,388	$26,709	$35,076	$65,510

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$32,946	$172,130
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	32,771	35,519
Employee loan amortization and reserves on employee loans	21,417	187,927
Equity-based compensation and allocations of net income to limited partnership units and FPUs	115,265	400,408
Losses on equity method investments	6,203	7,217
Accretion of discount on convertible notes	3,591	3,892
Impairment of fixed assets	4,099	1,174
Deferred tax (benefit) provision	(2,968)	(71,466)
Sublease provision adjustment	494	—
Gain on divestiture	—	(550,759)
Recognition of earn-out and related hedges	(44,691)	(31,861)
Other	—	(316)

Consolidated net income, adjusted for non-cash and non-operating items	169,127	153,865
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(651,769)	(893,898)
Loans, forgivable loans and other receivables from employees and partners, net	(21,947)	(32,950)
Accrued commissions receivable, net	(2,731)	(51,874)
Securities borrowed	(6,806)	(70,440)
Securities owned	(3,809)	(246)
Receivables from related parties	6,519	7,997
Cash segregated under regulatory requirements	(1,278)	(5,170)
Other assets	(13,439)	(17,573)
Increase (decrease) in operating liabilities:

Payables to broker-dealers, clearing organizations, customers and related broker-dealers	640,685	934,917
Payables to related parties	(7,959)	(8,513)
Securities sold, not yet purchased	2,953	—
Accounts payable, accrued and other liabilities	(25,566)	64,795

Accrued compensation	(3,155)	21,649

Net cash provided by operating activities	$80,825	$102,559
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(10,043)	$(13,464)
Capitalization of software development costs	(9,728)	(11,533)
Purchase of equity method investments	(7,071)	(1,171)
Payments for acquisitions, net of cash acquired	(38,262)	(322)
Proceeds from divestiture, net	—	575,287
Purchase of marketable securities	(69,760)	(4,867)
Capitalization of trademarks, patent defense and registration costs	(164)	(801)

Net cash provided by (used in) investing activities	$(135,028)	$543,129

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of collateral borrowings	(1,599)	(32,347)
Earnings distributions	(39,222)	(80,505)
Redemption of limited partnership units	(28,347)	(92,168)
Repurchase of limited partnership interests	(23,944)	(3,737)
Dividends to stockholders	(78,798)	(65,556)
Repurchase of Class A common stock	(76,008)	(5,766)
Proceeds from offering of Class A common stock, net	—	1,340
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,311)	(940)
Tax impact on delivery of equity awards	—	4,700
Other	—	32

Net cash used in financing activities	(249,229)	(274,947)
Effect of exchange rate changes on cash and cash equivalents	(2,419)	(1,201)

Net (decrease) increase in cash and cash equivalents	(305,851)	369,540
Cash and cash equivalents at beginning of period	716,919	388,409

Cash and cash equivalents at end of period	$411,068	$757,949

Supplemental cash information:
Cash paid during the period for taxes	$59,639	$147,552
Cash paid during the period for interest	$22,690	$23,480
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$64,177	$46,079
Donations with respect to Charity Day	$—	$5,720
Issuance of Class A and contingent Class A common stock for acquisitions	$25,441	$1,042

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

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Nine Months Ended September 30, 2014

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2014	$2,027	$348	$745,678	$12,051	$(121,753)	$(167,923)	$(6,060)	$238,379	$702,747
Consolidated net income	—	—	—	—	—	22,820	—	10,126	32,946
Other comprehensive gain, net of tax	—	—	—	—	—	—	12,256	2,145	14,401
Equity-based compensation, 877,610 shares	9	—	1,999	—	—	—	—	908	2,916
Dividends to common stockholders	—	—	—	—	—	(78,798)	—	—	(78,798)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(37,618)	(37,618)
Grant of exchangeability and redemption of limited partnership interests, issuance of 9,068,862 shares	90	—	45,882	—	—	—	—	24,805	70,777
Issuance of Class A common stock (net of costs), 36,521 shares	—	—	198	—	—	—	—	62	260
Redemption of FPUs, 2,349,571 units	—	—	—	—	—	—	—	(1,753)	(1,753)
Repurchase of Class A common stock, 10,541,939 shares	—	—	5	—	(57,753)	—	—	(18,260)	(76,008)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units and subsequent repurchases by BGC Holdings, 3,142,257 units	—	—	—	—	—	—	—	(13,716)	(13,716)
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(110)	(110)
Issuance of Class A common stock for acquisitions, 1,658,804 shares	17	—	8,027	(2,684)	—	—	—	1,640	7,000
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	—	14,116	—	—	—	4,325	18,441
Purchases of Newmark noncontrolling interest	—	—	(16)	—	—	—	—	(24)	(40)
Other	27	—	(279)	—	—	—	—	(376)	(628)

Balance, September 30, 2014	$2,170	$348	$801,494	$23,483	$(179,506)	$(223,901)	$6,196	$210,533	$640,817

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

The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. BGC Partners has offices in dozens of major markets, including New York and London, as well as Atlanta, Beijing, Boston, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, San Francisco, Santa Clara, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

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

During the three months ended September 30, 2014, the Company changed the presentation of certain line items in the condensed consolidated statements of operations. The Company now presents a new section entitled “Other income (losses), net” which is comprised of Gain on divestiture and sale of investments, Losses on equity method investments and Other income. Gain on divestiture and sale of investments and Losses on equity method investments were both previously presented as separate revenue line items. Other income, for the three and nine months ended September 30, 2014 and 2013, is comprised of the gain associated with the NASDAQ OMX earn-out shares and the movements related to the mark-to-market and/or hedges on the shares. The NASDAQ OMX earn-out gain, including the impact of the mark to market and related hedges was previously reported as Other revenues in the Company’s condensed consolidated statements of operations.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which relates to disclosure of uncertainties about an entity’s ability to continue as a going concern. The ASU provides additional guidance on management’s responsibility to evaluate the condition of an entity and the required disclosures based on this assessment. The amendments in this update are effective for the annual period ending after December 15, 2016, and early application is permitted. The adoption of this FASB guidance would not impact the Company’s unaudited condensed consolidated financial statements.

2.	Divestiture

On June 28, 2013, the Company sold (the “NASDAQ OMX Transaction”) its on-the-run, electronic benchmark U.S. Treasury platform (the “Purchased Assets” or “eSpeed”) to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). Upon the sale of eSpeed, NASDAQ OMX paid the Company $750 million in cash consideration, adjusted for certain pre-paid amounts and accrued costs and expenses. An earn-out of up to 14,883,705 shares of NASDAQ OMX common stock will be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ OMX is equal to or greater than $25 million. The earn-out was excluded from the initial gain on the divestiture and will be recognized in income when it is realized and earned, consistent with the accounting guidance for gain contingencies. With respect to this earn-out, during the three months ended September 30, 2014 and 2013 the Company recognized the receipt of 992,247 shares of NASDAQ OMX common stock valued at $42.1 million and $31.9 million respectively. As of September 30, 2014 the Company holds approximately $84.2 million of NASDAQ OMX shares which are included in Marketable securities in the Company’s condensed consolidated statements of financial condition. The Purchased Assets were included in the Company’s Financial Services segment.

The Company has from time-to-time entered into hedging transactions using derivative contracts to minimize the effect of price changes of the NASDAQ OMX shares we own (see Note 11—“Derivatives”). The Company does not designate such derivative contracts as hedges for accounting purposes. The change in fair value of these derivative contracts is included as part of “Other income” in the Company’s unaudited condensed consolidated statements of operations, with the related fair value of the derivative contracts reflected as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition.

In connection with the transaction, the Company entered into a transition services agreement, under which the Company will provide certain services to NASDAQ OMX over a period ranging from 12 to 18 months from the acquisition closing date. The Company attributed approximately $2.9 million of the proceeds from the sale to the transition services agreement, which was recognized as revenue over a period of 12 months. For the quarter ended September 30, 2014, the Company did not recognize any revenue with respects to this transition services agreement. For the nine months ended September 30, 2014, the Company recognized approximately $1.5 million of revenue with respect to this transition services agreement, which is included in “Other revenues” in the Company’s unaudited condensed consolidated statements of operations.

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

Founding/working partner units are held by limited partners who are employees and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

Limited Partnership Units

Certain employees hold limited partnership interests in BGC Holdings (e.g., REUs, RPUs, PSUs, PSIs and LPUs, collectively the “limited partnership units”). Generally, such units receive quarterly allocations of net income, which are cash distributed and generally are contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

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

The Company has also awarded certain preferred partnership units (“Preferred Units”). Each quarter, the net profits of BGC Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”). These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into the Company’s Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in the Company’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries.

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

Cornish & Carey

On August 13, 2014 the Company completed the acquisition of Cornish & Carey Commercial (“Cornish & Carey”).

The total consideration for Cornish & Carey was approximately $77.1 million, comprised of cash, shares of BGCP Class A common stock and BGC Holdings limited partnership units. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $61.7 million and was allocated to the Company’s Real Estate Services segment. The Company has made a preliminary allocation of the consideration to the assets acquired and liabilities assumed as of the acquisition date.

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

The Company’s earnings for the three and nine months ended September 30, 2014 and 2013 were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income available to common stockholders	$7,211	$25,326	$22,820	$66,790
Allocation of income to limited partnership interests in BGC Holdings	$8,849	$10,686	$17,256	$161,716

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income available to common stockholders	$7,211	$25,326	$22,820	$66,790

Basic weighted-average shares of common stock outstanding	220,388	219,174	220,588	184,924

Basic earnings per share	$0.03	$0.12	$0.10	$0.36

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

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fully diluted earnings per share:
Net income available to common stockholders	$7,211	$25,326	$22,820	$66,790
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	3,538	10,601	10,590	49,962
Interest expense on convertible notes, net of tax	—	4,673	—	12,161
Dividend equivalent expense on RSUs, net of tax	—	—	2	3

Net income for fully diluted shares	$10,749	$40,600	$33,412	$128,916

Weighted-average shares:
Common stock outstanding	220,388	219,174	220,588	184,924
Limited partnership interests in BGC Holdings	108,912	93,954	104,376	137,249
Convertible notes	—	39,855	—	39,767
RSUs (Treasury stock method)	806	925	759	286
Other	1,103	1,259	887	922

Fully diluted weighted-average shares of common stock outstanding (1)	331,209	355,167	326,610	363,148

Fully diluted earnings per share	$0.03	$0.11	$0.10	$0.35

(1)	For the three months ended September 30, 2014 and 2013, respectively, approximately 44.2 million and 6.4 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2014 included, on a weighted-average basis, 40.2 million shares underlying Convertible Notes and 4.0 million other securities or other contracts to issue shares of common stock.

Additionally, as of September 30, 2014 and 2013, respectively, approximately 6.4 million and 5.1 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

6.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shares outstanding at beginning of period	184,001,427	136,328,061	181,583,001	123,913,759
Share issuances:
Exchanges of limited partnership interests (1)	4,005,351	42,845,569	11,766,848	51,683,294
Vesting of restricted stock units (RSUs)	134,602	121,795	877,610	745,188
Acquisitions	901,517	—	1,658,804	1,086,975
Other issuances of Class A common stock	13,644	553,786	36,521	2,453,473
Treasury stock repurchases	(3,675,696)	(966,244)	(10,541,939)	(999,722)

Shares outstanding at end of period	185,380,845	178,882,967	185,380,845	178,882,967

(1)	The issuances related to exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the three and nine months ended September 30, 2014 and 2013.

Controlled Equity Offering

The Company has entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“CF&Co”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its controlled equity offering sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this Agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of September 30, 2014, the Company has sold 17,357,413 shares of Class A common stock under this Agreement.

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On July 30, 2014, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $250 million. As of September 30, 2014, the Company had approximately $192.7 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents unit redemption and share repurchase activity for the three and nine months ended September 30, 2014:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions (1)(2)
January 1, 2014 – March 31, 2014	2,369,681	$6.35
April 1, 2014 – June 30, 2014	2,055,942	6.89
July 1, 2014 – September 30, 2014	7,024,702	7.58
Repurchases (3)(4)
January 1, 2014 – March 31, 2014	2,883,418	$6.64
April 1, 2014 – June 30, 2014	3,982,825	7.17
July 1, 2014 – July 31, 2014	2,145,505	7.72
August 1, 2014 – August 31, 2014	365,904	7.54
September 1, 2014 – September 30, 2014	1,164,287	7.73

Total Repurchases	10,541,939	$7.21

Total Redemptions and Repurchases	21,992,264	$7.21	$192,718,087

(1)	During the three months ended September 30, 2014, the Company redeemed approximately 3.7 million limited partnership units at an average price of $7.47 per unit and approximately 3.3 million FPUs at an average price of $7.71 per unit. During the three months ended September 30, 2013, the Company redeemed approximately 0.4 million limited partnership units at an average price of $5.70 per unit and approximately 0.1 million FPUs at an average price of $5.73 per unit.
(2)	During the nine months ended September 30, 2014, the Company redeemed approximately 7.9 million limited partnership units at an average price of $7.00 per unit and approximately 3.6 million FPUs at an average price of $7.66 per unit. During the nine months ended September 30, 2013, the Company redeemed approximately 7.4 million limited partnership units at an average price of $4.77 per unit and approximately 0.9 million FPUs at an average price of $3.87 per unit.
(3)	During the three months ended September 30, 2014, the Company repurchased approximately 3.7 million shares of its Class A common stock at an aggregate purchase price of approximately $28.3 million for an average price of $7.71 per share. During the three months ended September 30, 2013, the Company repurchased 966,244 shares of its Class A common stock at an aggregate purchase price of approximately $5.6 million for an average price of $5.77 per share.
(4)	During the nine months ended September 30, 2014, the Company repurchased 10.5 million shares of its Class A common stock at an aggregate purchase price of approximately $76.0 million for an average price of $7.21 per share. During the nine months ended September 30, 2013, the Company repurchased 999,722 shares of its Class A common stock at an aggregate purchase price of approximately $5.8 million for an average price of $5.77 per share.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$66,918	$78,839
Consolidated net income allocated to FPUs	2,847	7,839
Earnings distributions	(1,604)	(4,155)
Re-allocation of equity due to additional investment by founding/working partners	110	938
FPUs exchanged	(917)	(2,187)
FPUs redeemed	(8,475)	(2,741)
Other	2,154	(698)

Balance at end of period	$61,033	$77,835

7.	Securities Owned and Securities Sold, Not Yet Purchased

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $36.9 million and $33.1 million as of September 30, 2014 and December 31, 2013, respectively. Total securities sold, not yet purchased was $5.0 million and $2.0 million as of September 30, 2014 and December 31, 2013, respectively. (For additional information, see Note 12—“Fair Value of Financial Assets and Financial Liabilities”).

8.	Securities Borrowed

Securities borrowed transactions are recorded at the contractual amount for which the securities will be returned plus accrued interest. As of September 30, 2014, the Company entered into securities borrowed transactions of $6.8 million to cover failed trades. All securities borrowed transactions as of September 30, 2014 have subsequently settled at the contracted amounts. As of December 31, 2013, the Company had not entered into any securities borrowed transactions.

9.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $176.7 million and $45.0 million as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, $92.5 million and $5.5 million, respectively, related to securities classified as available-for-sale and accordingly are recorded at fair value. Unrealized gains or losses on marketable securities classified as available-for-sale are included as part of “Accumulated other comprehensive loss” in the Company’s unaudited condensed consolidated statements of financial condition. The remaining balance is comprised of trading securities which are measured at fair value, with any changes in fair value recognized currently in “Other income (losses), net” in the Company’s unaudited condensed consolidated statements of operations.

10.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter into to minimize the effect of price changes of the Company’s NASDAQ OMX shares (see Note 11—“Derivatives”). As of September 30, 2014 and December 31, 2013, receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$922,312	$287,429
Cash and cash equivalents held at clearing organizations	53,105	46,684
Other receivables from broker-dealers and customers	12,844	12,204
Net pending trades	8,402	1,964
Open derivative contracts	4,878	1,634

Total	$1,001,541	$349,915

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$875,318	$226,095
Payables to clearing organizations	43,225	62,976
Other payables to broker-dealers and customers	23,887	12,627
Open derivative contracts	1,579	1,851

Total	$944,009	$303,549

A portion of these receivables and payables are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of September 30, 2014 have subsequently settled at the contracted amounts.

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$452	$—	$445	$—
Foreign exchange swaps	4,426	179	501	926
Equity options	—	1,400	688	925

Total	$4,878	$1,579	$1,634	$1,851

The notional amounts of these derivative contracts at September 30, 2014 and December 31, 2013 were $305.2 million and $344.9 million, respectively. The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. All of the Company’s foreign exchange swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position at September 30, 2014 was $4.9 million.

The change in fair value of interest rate swaps and foreign exchange swaps is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations, and the change in fair value of equity options related to the NASDAQ OMX hedges is included as part of “Other income” in the Company’s unaudited condensed consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative contract	2014	2013	2014	2013
Interest rate swaps	$8	$9	$29	$22
Equity options	30	—	645	—
Foreign exchange swaps	(68)	(61)	(240)	(60)

Gain (loss)	$(30)	$(52)	$434	$(38)

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

12.	Fair Value of Financial Assets and Liabilities

FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at September 30, 2014 and December 31, 2013 (in thousands):

	Assets at Fair Value at September 30, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,018	$—	$—	$—	$32,018
Marketable securities	176,679	—	—	—	176,679
Interest rate swaps	—	452	—	—	452
Foreign exchange swaps	—	4,426	—	—	4,426
Securities owned – Equities	4,910	—	—	—	4,910

Total	$213,607	$4,878	$—	$—	$218,485

	Liabilities at Fair Value at September 30, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$179	$—	$—	$179
Equity options	1,400	—	—	—	1,400
Securities sold, not yet purchased – Equities	4,984	—	—	—	4,984

Total	$6,384	$179	$—	$—	$6,563

	Assets at Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,027	$—	$—	$—	$32,027
Marketable securities	45,002	—	—	—	45,002
Interest rate swaps	—	445	—	—	445
Foreign exchange swaps	—	501	—	—	501
Equity options	688	—	—	—	688
Securities owned – Equities	1,092	—	—	—	1,092

Total	$78,809	$946	$—	$—	$79,755

	Liabilities at Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$926	$—	$—	$926
Equity options	925	—	—	—	925
Securities sold, not yet purchased – Equities	2,031	—	—	—	2,031

Total	$2,956	$926	$—	$—	$3,882

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
			Net Amounts
			Presented in the	Gross Amounts Not Offset
			Statements of		Cash
	Gross	Gross Amounts	Financial	Financial	Collateral
	Amounts	Offset	Condition	Instruments	Received	Net Amount
Assets
Interest rate swaps	$592	$140	$452	$—	$—	$452
Foreign exchange swaps	4,449	23	4,426	—	—	4,426

Total	$5,041	$163	$4,878	$—	$—	$4,878

Liabilities
Interest rate swaps	$140	$140	$—	$—	$—	$—
Foreign exchange swaps	202	23	179	—	—	179
Equity options	1,400	—	1,400	—	—	1,400

Total	$1,742	$163	$1,579	$—	$—	$1,579

	December 31, 2013
			Net Amounts
			Presented in the	Gross Amounts Not Offset
			Statements of		Cash
	Gross	Gross Amounts	Financial	Financial	Collateral
	Amounts	Offset	Condition	Instruments	Received	Net Amount
Assets
Interest rate swaps	$639	$194	$445	$—	$—	$445
Foreign exchange swaps	568	67	501	—	—	501
Equity options	688	—	688	—	—	688

Total	$1,895	$261	$1,634	$—	$—	$1,634

Liabilities
Interest rate swaps	$194	$194	$—	$—	$—	$—
Foreign exchange swaps	993	67	926	—	—	926
Equity options	925	—	925	—	—	925

Total	$2,112	$261	$1,851	$—	$—	$1,851

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

The Company, together with other leading financial institutions, formed ELX Futures L.P. (“ELX”), a limited partnership that has established a fully electronic futures exchange. The Company accounts for ELX under the equity method of accounting (see Note 14—“Investments” for more details). On March 28, 2012, the Company entered into a credit agreement with ELX, whereby the Company has agreed to lend ELX up to $16.0 million. As of September 30, 2014, the Company had not loaned ELX any amounts under this agreement. The commitment period for this credit facility extends through March 28, 2015. The Company has entered into a technology services agreement with ELX pursuant to which the Company provided software technology licenses, monthly maintenance support and other technology services as requested by ELX. As part of the sale of eSpeed (see Note 2—“Divestiture”), the Company sold the technology services agreement with ELX to NASDAQ OMX. In addition, in connection with the sale of eSpeed (see Note 2—“Divestiture”), the Company has guaranteed all payment obligations of ELX through December 31, 2014 under the Amended and Restated Technology Services Agreement, dated as of March 28, 2012, by and between eSpeed Technology Services L.P. and ELX.

For the three months ended September 30, 2014 and 2013, the Company recognized related party revenues of $6.7 million and $8.1 million, respectively, for the services provided to Cantor and ELX. For the nine months ended September 30, 2014 and 2013, the Company recognized related party revenues of $21.7 million and $33.5 million, respectively. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended September 30, 2014 and 2013, the Company was charged $8.1 million and $8.2 million, respectively, for the services provided by Cantor and its affiliates, of which $5.4 million and $6.1 million, respectively, were to cover compensation to leased employees. For the nine months ended September 30, 2014 and 2013, the Company was charged $23.0 million and $24.9 million, respectively, for the services provided by Cantor and its affiliates, of which $16.4 million and $17.7 million, respectively, were to cover compensation to leased employees. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2014 and 2013, Cantor’s share of the net profit in Tower Bridge was $0.2 million and $0.6 million, respectively. For the nine months ended September 30, 2014 and 2013, Cantor’s share of the net profit in Tower Bridge was $1.8 million and $0.7 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of September 30, 2014 and December 31, 2013, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended September 30, 2014 and 2013, the Company recognized its share of foreign exchange gains of $46 thousand and $89 thousand, respectively. During the nine months ended September 30, 2014 and 2013 the Company recognized its share of foreign exchange gains of $766 thousand and losses of $534 thousand, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2014, the Company did not have any investments in the program. As of December 31, 2013, the Company had $250 million invested in the program, which is recorded in “Cash and cash equivalents” in the Company’s unaudited condensed consolidated statements of financial condition.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of September 30, 2014 and December 31, 2013, the Company had receivables from Freedom International Brokerage of $3.1 million and $2.6 million, respectively. As of September 30, 2014 and December 31, 2013, the Company had $4.4 million and $0.5 million, respectively, in receivables from Cantor related to open derivative contracts. As of September 30, 2014 and December 31, 2013, the Company had $0.2 million and $0.9 million, respectively, in payables to Cantor related to open derivative contracts.

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

As of September 30, 2014 and December 31, 2013, the aggregate balance of employee loans, net of reserve, was $143.3 million and $142.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the three months ended September 30, 2014 and 2013 was $7.1 million and $7.7 million, respectively. Compensation expense for the above mentioned employee loans for the nine months ended September 30, 2014 and 2013 was $21.4 million and $187.9 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $3.3 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, respectively, the Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $9.8 million. See Note 17—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into controlled equity offering sales agreements with CF&Co, as the Company’s sales agent. For the three months ended September 30, 2014 and 2013, the Company was charged approximately $0.5 million and $0.1 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. For the nine months ended September 30, 2014 and 2013, the Company was charged approximately $1.0 million and $0.7 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

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

During the nine months ended September 30, 2014, the Company did not record any underwriting or advisory fees payable to CF&Co. During the nine months ended September 30, 2013, the Company paid underwriting or advisory fees of $7.4 million to CF&Co.

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

On July 21, 2014, the Company issued exchange rights with respect to, and Cantor purchased, an aggregate of 3,142,257 exchangeable limited partnership units in BGC Holdings consisting of (i) 1,371,058 such units in connection with the redemption by BGC Holdings of an aggregate of 1,371,058 non-exchangeable founding partner units from former Cantor partners who were former founding partners of BGC Holdings, and (ii) 1,771,199 such units in connection with the grant of exchangeability to 1,771,199 units held by former Cantor partners who were former founding partners of BGC Holdings. Such exchangeable limited partnership units were exchangeable by Cantor at any time on a one-for-one basis for shares of common stock of the Company. The aggregate net purchase price paid by Cantor for such units was $10,605,549. Immediately after Cantor’s purchases of such exchangeable limited partnership units, also on July 21, 2014, the Company purchased from Cantor an aggregate of 5 million units and shares, consisting of (i) all of such 3,142,257 units and (ii) 1,857,743 previously owned shares of the Company’s Class A common stock, for $38.7 million based on the closing price per share of the Class A common stock on the date of such purchases.

During the nine months ended September 30, 2013, Cantor did not purchase any exchangeable limited partnership interests from BGC Holdings.

As of September 30, 2014, there were 511,453 non-exchangeable FPUs remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

In connection with the Global Partnership Restructuring Program during the second quarter of 2013, the Company redeemed/exchanged a total of 9,930,675 previously issued limited partnership units for 3,553,345 shares of Class A common stock and 3,561,392 shares of restricted stock from the Company’s executive officers. The number of shares delivered to the executive officers was net of 1,028,128 shares withheld to pay withholding taxes. These shares were awarded to the executive officers on July 30, 2013. In connection with the Global Partnership Restructuring Program, Mr. Lutnick elected to exercise certain cumulative rights previously granted to him with respect to an aggregate of 1,802,608 of his non-exchangeable partnership units, which resulted in the receipt of shares of Class A common stock for such units.

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

During the nine months ended September 30, 2013, the Company also committed to make charitable contributions to the Relief Fund in the amount of $25.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013.

14.	Investments

Equity Method Investments

	September 30, 2014	December 31, 2013
Equity method investments (in thousands)	$18,554	$17,703

The Company’s share of losses related to its equity method investments was $2.6 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively. The Company’s share of losses related to its equity method investments was $6.2 million and $7.2 million for the nine months ended September 30, 2014 and 2013, respectively. The Company’s share of the losses is reflected in “Losses on equity method investments” in the Company’s unaudited condensed consolidated statements of operations.

In June 2013, the Company acquired a controlling interest in an entity that had previously been accounted for using the equity method. This transaction resulted in the consolidation of the entity in the Company’s unaudited condensed consolidated financial statements. In June 2014, the Company acquired a 10% interest in a limited liability corporation (see Note 13—“Related Party Transactions”) for more information.

Summarized condensed financial information for the Company’s equity method investments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Statements of operations:
Total revenues	$11,228	$12,623	$35,064	$39,169
Total expenses	14,020	16,522	42,522	51,336

Net loss	$(2,792)	$(3,899)	$(7,458)	$(12,167)

	September 30, 2014	December 31, 2013
Statements of financial condition:
Cash and cash equivalents	$12,625	$18,568
Fixed assets, net	2,613	2,440
Other assets	6,990	6,350

Total assets	$22,228	$27,358

Payables to related parties	7,301	6,454
Other liabilities	9,754	9,134
Total equity and partners’ capital	5,173	11,770

Total liabilities, equity and partners’ capital	$22,228	$27,358

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of September 30, 2014 and December 31, 2013. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	September 30, 2014		December 31, 2013
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities (1)	$1,602	$18,582	$7,329	$24,309

(1)

In addition to its equity method investments, the Company has entered into a credit agreement to lend one of its VIEs (ELX) up to $16.0 million. The commitment period for such credit facility extends through March 28, 2015. Additionally, the Company has entered into a subordinated loan agreement with another of its VIEs (Aqua), whereby the Company agreed to lend the principal sum of $980 thousand. As of September 30, 2014, the Company’s maximum exposure to loss with respect to its VIEs is the sum of its equity investment in such VIEs plus the $16 million credit facility and the $980 thousand subordinated loan. Additionally, in connection with the sale of eSpeed (see Note 2—“Divestiture”), the Company has guaranteed all payment obligations of ELX through December 31, 2014 under the Amended and Restated Technology Services Agreement, dated as of March 28, 2012, by and between eSpeed Technology Services L.P. and ELX Futures L.P.

15.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Computer and communications equipment	$146,949	$156,835
Software, including software development costs	99,261	109,453
Leasehold improvements and other fixed assets	103,559	113,012

	349,769	379,300
Less: accumulated depreciation and amortization	235,402	251,685

Fixed assets, net	$114,367	$127,615

Depreciation expense was $7.0 million and $7.5 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense was $22.3 million and $24.5 million for the nine months ended September 30, 2014 and 2013, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2014 and 2013, software development costs totaling $2.5 million and $3.8 million, respectively, were capitalized. For the nine months ended September 30, 2014 and 2013, software development costs totaling $9.7 million and $11.5 million, respectively, were capitalized. Amortization of software development costs totaled $3.1 million and $1.9 million for the three months ended September 30, 2014 and 2013, respectively. Amortization of software development costs totaled $8.3 million and $6.9 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.4 million and $0.4 million were recorded for the three months ended September 30, 2014 and 2013, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $4.1 million and $1.2 million were recorded for the nine months ended September 30, 2014 and 2013, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

As a result of the sale of eSpeed, the Company sold fixed assets with a carrying value of approximately $13.5 million (see Note 2—“Divestiture”).

16.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2014 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2013	$85,163	$78,176	$163,339
Acquisitions	20,336	61,695	82,031
Cumulative translation adjustment	(565)	—	(565)

Balance at September 30, 2014	$104,934	$139,871	$244,805

During the nine months ended September 30, 2014, the Company recognized additional goodwill of approximately $20.3 million and $61.7 million, which was allocated to the Company’s Financial Services segment and the Company’s Real Estate Services segment, respectively.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands):

	September 30, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,145	$6,164	$981	1.7
Acquired intangibles	23,171	13,175	9,996	2.0
Noncompete agreements	1,790	1,324	466	1.0
All other	2,340	1,221	1,119	4.3

Total definite life intangible assets	34,446	21,884	12,562	2.1
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$46,631	$21,884	$24,747	2.1

	December 31, 2013
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,006	$5,594	$1,412	2.4
Acquired intangibles	14,474	12,081	2,393	3.1
Noncompete agreements	1,790	988	802	1.8
All other	2,443	1,055	1,388	5.2

Total definite life intangible assets	25,713	19,718	5,995	3.2
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$37,898	$19,718	$18,180	3.2

Intangible amortization expense was $1.0 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively. Intangible amortization expense was $2.2 million and $4.1 million for the nine months ended September 30, 2014 and 2013, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

The estimated future amortization expense of definite life intangible assets as of September 30, 2014 is as follows (in millions):

2014	$1.7
2015	6.4
2016	2.6
2017	1.4
2018	0.4
2019 and thereafter	0.1

Total	$12.6

17.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
8.75% Convertible Notes	$150,000	$150,000
4.50% Convertible Notes	151,351	147,870
8.125% Senior Notes	108,997	108,904
Collateralized borrowings	—	1,582

Total	$410,348	$408,356

The Company’s Convertible Notes and 8.125% Senior Notes are recorded at amortized cost. As of September 30, 2014 and December 31, 2013 the carrying amounts and estimated fair values of the Company’s Convertible Notes and 8.125% Senior Notes were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% Convertible Notes	$150,000	$182,175	$150,000	$177,101
4.50% Convertible Notes	151,351	168,400	147,870	167,600
8.125% Senior Notes	108,997	120,690	108,904	116,460

Total	$410,348	$471,265	$406,774	$461,161

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

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and were convertible into 23.9 million shares of Class A common stock as of September 30, 2014. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.3 million and $3.3 million for the three months ended September 30, 2014 and 2013, respectively. The Company recorded interest expense related to the 8.75% Convertible Notes of $9.8 million and $9.8 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 159.5666 shares of Class A common stock per $1,000 principal amount of notes, subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016. The 4.50% Convertible Notes are general senior unsecured obligations of the Company. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $3.0 million and $2.9 million for the three months ended September 30, 2014 and 2013, respectively. The Company recorded interest expense related to the 4.50% Convertible Notes of $8.9 million and $8.8 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. Upon conversion, the Company will pay or deliver cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. As of September 30, 2014, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.56 as of September 30, 2014, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $13.20 per share as of September 30, 2014. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 15.2 million shares of BGC’s Class A common stock as of September 30, 2014, subject to adjustment in certain circumstances.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Principal amount of debt component	$160,000	$160,000	$150,000	$150,000
Unamortized discount	(8,649)	(12,130)	—	—
Carrying amount of debt component	151,351	147,870	150,000	150,000
Equity component	18,972	18,972	—	—
Effective interest rate	7.61%	7.61%	8.75%	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016	4/15/2015	4/15/2015
Conversion price	$9.84	$9.84	$6.27	$6.32
Number of shares to be delivered upon conversion	16,260,160	16,260,160	23,934,993	23,738,219
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—	$27,837	$—

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the three months ended		For the three months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Coupon interest	$1,800	$1,800	$3,281	$3,281
Amortization of discount	1,169	1,133	—	—

Total interest expense	$2,969	$2,933	$3,281	$3,281

	4.50% Convertible Notes		8.75% Convertible Notes
	For the nine months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Coupon interest	$5,400	$5,400	$9,844	$9,844
Amortization of discount	3,480	3,374	—	—

Total interest expense	$8,880	$8,774	$9,844	$9,844

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $2.3 million for both the three months ended September 30, 2014 and 2013. The Company recorded interest expense related to the 8.125% Senior Notes of $6.9 million for both the nine months ended September 30, 2014 and 2013.

Collateralized Borrowings

Secured loan arrangements

On various dates beginning in 2009 and most recently in December 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets as security for loans. The secured loan arrangements had fixed rates between 2.62% and 8.09% per annum and were repayable in consecutive monthly installments with the final payments due in December 2016. During the nine months ended September 30, 2014, the Company prepaid $1.5 million related to the secured loan arrangements; therefore, the Company did not have any secured loan arrangements outstanding as of September 30, 2014. The outstanding balance of the secured loan arrangements was $1.6 million as of December 31, 2013. The value of the fixed assets pledged was $1.5 million as of December 31, 2013. The Company recorded interest expense related to the secured loan arrangements of $0.2 million for the three months ended September 30, 2013. The Company recorded interest expense related to the secured loan arrangements of $4.0 thousand and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

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

During the year ended December 31, 2013, the Company terminated the leases and prepaid the outstanding balance of $7.2 million. Because the leases were terminated during the year ended December 31, 2013, the Company had no outstanding balance or fixed assets related to the leases as of December 31, 2013 nor September 30, 2014. The Company recorded interest expense of $0.4 million for the nine months ended September 30, 2013.

Credit Agreement

On June 23, 2011, the Company entered into a credit agreement with a bank syndicate (the “Credit Agreement”) which provided for up to $130.0 million of unsecured revolving credit through October 23, 2013. The Credit Agreement matured on October 23, 2013, with no borrowings outstanding.

The Company did not record any interest expense related to the Credit Agreement for the nine months ended September 30, 2014. The Company recorded interest expense related to the Credit Agreement of $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively.

18.	Compensation

The Company’s Compensation Committee may grant various equity-based awards, including restricted stock units, restricted stock, stock options, limited partnership units and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units and FPUs. A maximum of 300 million shares of the Company’s Class A common stock are authorized to be delivered or cash settled pursuant to awards granted. As of September 30, 2014, the limit on the aggregate number of shares authorized to be delivered allows for the grant of future awards relating to 148.1 million shares. Upon vesting of RSUs, issuance of restricted stock or exercise of employee stock options, the Company generally issues new shares of the Company’s Class A common stock.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2013	29,875,900
Granted	33,735,993
Redeemed/exchanged units	(15,273,287)
Forfeited units	(802,492)

Balance at September 30, 2014	47,536,114

During the three months ended September 30, 2014 and 2013, the Company granted exchangeability on 6.6 million, and 0.8 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $47.3 million and $5.4 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company granted exchangeability on 12.9 million, and 5.8 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $96.5 million and $28.9 million, respectively.

As of September 30, 2014 and December 31, 2013, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 1.7 million and 1.9 million, respectively.

As of September 30, 2014 and December 31, 2013, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $56.7 million and $35.1 million, respectively. As of September 30, 2014 and December 31, 2013, the aggregate estimated fair value of these limited partnership units was $10.1 million and $5.5 million, respectively. The number of outstanding limited partnership units as of September 30, 2014 and December 31, 2013, was 10.3 million and 7.2 million, respectively, of which 5.7 million and 4.1 million were unvested.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of $1.4 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively. The Company recognized compensation expense, before associated income taxes, related to limited partnership units that were not redeemed of $4.8 million and $4.5 million for the nine months ended September 30, 2014 and 2013, respectively.

The limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $5.2 million and $4.9 million for the three months ended September 30, 2014 and 2013, respectively. The allocation of income to limited partnership units and FPUs was $9.8 million and $58.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2013	2,824,602	$4.51	1.79
Granted	899,118	5.82
Delivered units	(1,135,242)	5.31
Forfeited units	(300,165)	4.93

Balance at September 30, 2014	2,288,313	$4.58	1.92

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

During the nine months ended September 30, 2014 and 2013, the Company granted 0.9 million and 1.3 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $5.2 million and $3.8 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the nine months ended September 30, 2014 and 2013, the Company withheld shares valued at $.0.8 million and $1.0 million, respectively, to pay taxes due at the time of vesting.

As of September 30, 2014 and December 31, 2013, the aggregate estimated grant date fair value of outstanding RSUs was approximately $10.5 million and $12.7 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $1.3 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively. Compensation expense related to RSUs, before associated income taxes, was approximately $4.2 million and $4.5 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was approximately $11.8 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

At the end of the second quarter of 2013, pursuant to the Global Partnership Restructuring Program the Company granted approximately 44 million shares of the Company’s Class A common stock, of which approximately 41 million were restricted shares. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. Because the restricted stock was not subject to continued employment or service, the grant-date fair value of the restricted stock was expensed on the date of grant. During the nine months ended September 30, 2013, the Company incurred non-cash, non-dilutive compensation charges of $304.1 million related to the redemption/exchange of partnership units and issuance of restricted shares.

The restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the lengths of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. During the year ended December 31, 2013, the Company released the restrictions with respect to approximately 5.9 million of such shares. In addition, during the nine months ended September 30, 2014 the Company released the restrictions with respect to approximately 7.3 million of such shares.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	4,491,238	$11.60	2.0	$—
Granted	—	—
Exercised options	—	—
Forfeited options	(513,000)	16.89

Balance at September 30, 2014	3,978,238	$10.85	1.5	$—

The Company did not grant any stock options during the nine months ended September 30, 2014 and 2013. There were no stock options exercised during the nine months ended September 30, 2014 and 2013.

The Company did not record any compensation expense related to stock options for the three or nine months ended September 30, 2014 or 2013, as all of these options had vested in prior years. As of September 30, 2014, all of the outstanding options are exercisable and the compensation expense related to stock options was fully recognized.

19.	Commitments, Contingencies and Guarantees

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

On July 9, 2014, the panel issued its award. The Tullett Subsidiaries’ claims for punitive damages, as well as their claims against executives of the Company and its subsidiaries, were denied in their entirety. Tullett Subsidiaries were found to have breached their contract with the people who sold them Chapdelaine Corporate Securities & Co. (many of whom now work for BGC) and were ordered to pay those individuals over $6 million in damages. The Tullett Subsidiaries were also found to have wrongly refused to pay compensation and expenses to one of their former employees who now works for BGC, who was awarded over $222,000. BGC Financial and BGC Capital Markets (the “BGC Respondents”) were found solely liable for approximately $13 million in damages. Certain desk heads that moved to the BGC Respondents were found liable for a total of approximately $20 million. The BGC Respondents have paid the awards against the BGC Respondents and the desk heads in full. The FINRA award will not have a material financial effect on BGC.

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

Subsequently, Tullett, joined by two subsidiaries, has filed a complaint against BGC Partners in New Jersey state court alleging substantially the same claims (the “New Jersey State Action”). The New Jersey State Action also raises claims related to employees who decided to terminate their employment with Tullett and join a BGC Partners affiliate subsequent to the federal complaint. BGC moved to stay the New Jersey State Action and dismiss certain of the claims asserted therein. On November 9, 2011, the court granted BGC Partners’ motion to dismiss Tullett’s claim for “raiding,” but otherwise denied the motions to dismiss and for a stay. BGC Partners moved for leave to appeal the denial of its motions, which was denied. On December 22, 2011, BGC Partners filed its Answer and Affirmative Defenses. Discovery in the matter is now closed. Trial began in September 2014 and is ongoing.

On August 10, 2012, the Tullett Subsidiaries commenced a FINRA arbitration against BGC Financial, BGC USA, L.P. (“BGC USA”), another affiliate of BGC Partners, and an officer and an employee of BGC Financial who were formerly employed by the Tullett Subsidiaries. The Tullett Subsidiaries allege that BGC Financial and BGC USA aided and abetted various alleged wrongs by the individual respondents, tortiously interfered with these individuals’ employment contracts with Tullett, and violated a FINRA Rule of Conduct. The Tullett Subsidiaries also allege breaches of contract and duties of loyalty and fiduciary duties, as well as the misappropriation of trade secrets and confidential information, and the violation of a FINRA Rule of Conduct against their former employees, and seek a declaratory judgment invalidating indemnification agreements entered into between the BGC respondents and the individual respondents. The Tullett Subsidiaries seek compensatory damages of not less than $14 million in salaries, bonuses and other compensation and benefits they paid to the individual respondents, as well as consequential and punitive damages. The Tullett Subsidiaries also seek costs and a permanent injunction, in addition to the aforementioned declaratory judgment, against the respondents. In November 2012, BGC Financial and an employee of BGC Financial were dismissed as respondents, and Statements of Answer were filed on behalf of the remaining respondents. In June 2013, the parties agreed to stay this arbitration pending the resolution of the FINRA Arbitration and the New Jersey State Action.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of September 30, 2014, the Company was contingently liable for $1.7 million under these letters of credit.

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

Indemnification

In connection with the sale of eSpeed (see Note 2—“Divestiture”), the Company has indemnified NASDAQ OMX for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. As of September 30, 2014, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for this indemnification, as the potential for being required to make payments under this indemnification is remote.

Gain Contingency

In connection with the sale of eSpeed (see Note 2—“Divestiture”), the Company will receive an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably over 15 years, provided that NASDAQ OMX, as a whole, produces at least $25 million in gross revenues each year. The earn-out was excluded from the gain on the divestiture and will be recognized in income as and when it is realized and earned, consistent with the accounting guidance for gain contingencies. The $84.2 million in NASDAQ OMX shares held by the Company as of September 30, 2014 related to this earn-out is included in “Marketable securities” in the Company’s unaudited condensed consolidated statements of financial condition.

20.	Income Taxes

The Company’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners (see Note 3—“Limited Partnership Interests in BGC Holdings” for discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. As of September 30, 2014, the Company did not have any undistributed foreign pre-tax earnings. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2014, the Company had $3.3 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of September 30, 2014, the Company had approximately $0.7 million of accrued interest related to uncertain tax positions. During the three and nine months ended September 30, 2014, the Company did not have any material charges with respect to interest and penalties.

21.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2014, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of September 30, 2014, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2014, $333.0 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $165.7 million.

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

Three months ended September 30, 2014 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$93,538	$—	$—	$93,538
Credit	53,545	—	—	53,545
Foreign Exchange	56,233	—	—	56,233
Equities and Other Asset Classes	43,429	—	—	43,429
Real Estate	—	136,048	—	136,048
Real estate management services	—	40,452	—	40,452
Fees from related parties	3	—	6,746	6,749
Market data	1,660	—	—	1,660
Software solutions	709	—	—	709
Other revenues	1,072	—	1,139	2,211

Total non-interest revenues	250,189	176,500	7,885	434,574
Interest income	—	152	1,490	1,642

Total revenues	250,189	176,652	9,375	436,216
Interest expense	749	21	8,427	9,197
Non-interest expenses	205,421	159,898	75,015	440,334

Total expenses	206,170	159,919	83,442	449,531
Other income (losses), net:
Losses on equity method investments	—	—	(2,640)	(2,640)
Other income	45,892	—	—	45,892

Total other income (losses), net	45,892	—	(2,640)	43,252

Income (loss) from operations before income taxes	$89,911	$16,733	$(76,707)	$29,937

For the three months ended September 30, 2014, the Financial Services segment income (loss) from operations before income taxes includes $45.9 million related to the earn-out portion of the NASDAQ OMX Transaction consideration and the associated mark to market movements and/or hedging. For the three months ended September 30, 2014, the Real Estate Services segment income (loss) from operations before income taxes excludes $1.5 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended September 30, 2013 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$109,110	$—	$—	$109,110
Credit	54,410	—	—	54,410
Foreign Exchange	47,393	—	—	47,393
Equities and Other Asset Classes	34,862	—	—	34,862
Real Estate	—	105,303	—	105,303
Real estate management services	—	40,447	—	40,447
Fees from related parties	13	—	8,058	8,071
Market data	1,178	—	—	1,178
Software solutions	444	—	—	444
Other revenues	1,074	—	334	1,408

Total non-interest revenues	248,484	145,750	8,392	402,626
Interest income	262	87	1,214	1,563

Total revenues	248,746	145,837	9,606	404,189
Interest expense	410	—	8,754	9,164
Non-interest expenses	226,613	132,238	22,667	381,518

Total expenses	227,023	132,238	31,421	390,682
Other income (losses), net:
Losses on equity method investments	—	—	(2,705)	(2,705)
Other income	31,861	—	—	31,861

Total other income (losses), net	31,861	—	(2,705)	29,156

Income (loss) from operations before income taxes	$53,584	$13,599	$(24,520)	$42,663

For the three months ended September 30, 2013, the Financial Services segment income (loss) from operations before income taxes includes $31.9 million related to the earn-out portion of the NASDAQ OMX Transaction consideration. For the three months ended September 30, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $1.9 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Nine months ended September 30, 2014 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$311,887	$—	$—	$311,887
Credit	177,914	—	—	177,914
Foreign Exchange	157,578	—	—	157,578
Equities and Other Asset Classes	129,817	—	—	129,817
Real Estate	—	353,119	—	353,119
Real estate management services	—	119,298	—	119,298
Fees from related parties	84	—	21,664	21,748
Market data	4,786	—	—	4,786
Software solutions	2,113	—	—	2,113
Other revenues	12,501	—	1,807	14,308

Total non-interest revenues	796,680	472,417	23,471	1,292,568
Interest income	684	386	4,569	5,639

Total revenues	797,364	472,803	28,040	1,298,207
Interest expense	2,315	21	25,426	27,762
Non-interest expenses	653,550	436,910	163,020	1,253,480

Total expenses	655,865	436,931	188,446	1,281,242
Other income (losses), net:
Losses on equity method investments	—	—	(6,203)	(6,203)
Other income	45,336	—	—	45,336

Total other income (losses), net	45,336	—	(6,203)	39,133

Income (loss) from operations before income taxes	$186,835	$35,872	$(166,609)	$56,098

For the nine months ended September 30, 2014, the Financial Services segment income (loss) from operations before income taxes includes $45.3 million related to the earn-out portion of the NASDAQ OMX Transaction consideration and the associated mark to market movements and/or hedging. For the nine months ended September 30, 2014, the Real Estate Services segment income (loss) from operations before income taxes excludes $4.5 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Nine months ended September 30, 2013 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$392,401	$—	$—	$392,401
Credit	190,895	—	—	190,895
Foreign Exchange	167,433	—	—	167,433
Equities and Other Asset Classes	115,524	—	—	115,524
Real Estate	—	281,707	—	281,707
Real estate management services	—	119,608	—	119,608
Fees from related parties	5,693	—	27,768	33,461
Market data	8,946	—	—	8,946
Software solutions	5,540	—	—	5,540
Other revenues	1,697	32	1,684	3,413

Total non-interest revenues	888,129	401,347	29,452	1,318,928
Interest income	800	240	3,722	4,762

Total revenues	888,929	401,587	33,174	1,323,690
Interest expense	2,894	1	25,958	28,853
Non-interest expenses	743,895	381,844	652,278	1,778,017

Total expenses	746,789	381,845	678,236	1,806,870
Other income (losses), net:
Gain on divestiture	—	—	723,147	723,147
Losses on equity method investments	—	—	(7,217)	(7,217)
Other income	31,861	—	—	31,861

Total other income (losses), net	31,861	—	715,930	747,791

Income (loss) from operations before income taxes	$174,001	$19,742	$70,868	$264,611

For the nine months ended September 30, 2013, the Financial Services segment income (loss) from operations before income taxes includes $31.9 million related to the earn-out portion of the NASDAQ OMX Transaction consideration. For the nine months ended September 30, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $9.2 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting. For the nine months ended September 30, 2013, Corporate Items income (loss) from operations before income taxes includes a $723.1 million gain on divestiture related to the NASDAQ OMX Transaction and approximately $465 million in compensation expense related to the Company’s Global Partnership Restructuring Program (“Global Partnership Restructuring Program”) in June 2013.

Total assets by reportable segment (in thousands):

Total Assets (1)	Financial Services	Real Estate Services	Total
At September 30, 2014	$2,312,536	$371,251	$2,683,787

At December 31, 2013	$1,802,255	$277,108	$2,079,363

(1)	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three and nine months ended September 30, 2014 and 2013, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
United States	$263,151	$229,174	$753,456	$728,700
United Kingdom	97,579	95,964	303,480	323,555
Asia	37,649	41,419	118,651	137,085
France	17,164	19,627	65,043	69,208
Other Americas	10,856	8,034	25,998	29,014
Other Europe/MEA	9,817	9,971	31,579	36,128

Total revenues	$436,216	$404,189	$1,298,207	$1,323,690

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of September 30, 2014 and December 31, 2013, respectively, is as follows (in thousands):

	September 30, 2014	December 31, 2013
Long-lived assets:
United States	$356,744	$278,593
United Kingdom	120,189	125,309
Asia	31,659	37,872
France	6,805	9,295
Other Americas	22,430	13,434
Other Europe/MEA	4,224	4,208

Total long-lived assets	$542,051	$468,711

23.	Subsequent Events

Third Quarter 2014 Dividend

On October 29, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share for the third quarter of 2014, payable on December 9, 2014 to Class A and Class B common stockholders of record as of November 24, 2014.

Bridge Facility

On October 21, 2014, the Company entered into a commitment letter with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) pursuant to which Morgan Stanley has committed to provide to the Company senior unsecured bank financing of up to $350 million under a 364 day bridge facility (the “Bridge Facility”). Morgan Stanley will act as sole lead arranger, sole bookruner and exclusive administrative agent for the Bridge Facility.

Tender Offer for the proposed acquisition of GFI Group Inc.

On October 22, 2014, the Company commenced a fully-financed tender offer to acquire all of the outstanding common shares of GFI Group Inc. (“GFI Group” or “GFI”) it does not currently own for $5.25 per share in cash. BGC currently owns approximately 13.5% of GFI’s outstanding shares.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2014 and 2013. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

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

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. We have offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, San Francisco, Santa Clara, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

We remain confident in our future growth prospects as we continue to increase the scale and depth of our real estate platform and continue to seek market driven opportunities to expand our business in numerous financial asset classes. NGKF showed solid growth during the quarter ended September 30, 2014 by continuing to build the NGKF brand by accretively acquiring businesses and hiring talent around the country.

In our Real Estate Services business, we acquired Cornish & Carey Commercial (“Cornish & Carey” or “Cornish”) on August 13, 2014. By adding the leading commercial real estate services company in the Bay Area and Silicon Valley, we have greatly broadened the scope and depth of services we can provide to clients in Northern California and across the U.S. In our Financial Services business, in May 2014 we acquired Remate Lince, a leading Mexican inter-dealer broker focusing on interest rate derivatives and fixed income, and in February 2014 we purchased the assets of HEAT Energy Group, which specializes in East Coast U.S. power brokerage. We also continued to make key hires around the world. We expect these additions to increase our earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitably hire.

As of September 30, 2014, our liquidity, which we define as cash and cash equivalents, marketable securities and securities owned was approximately $624.7 million, the majority of which we are free to deploy to increase stockholder and bondholder value. We also expect to receive over $500 million in NASDAQ OMX stock. This gives us over a billion dollars of dry powder to grow our profits. We expect to use these funds to make accretive acquisitions across Real Estate and Financial Services, repay debt, repurchase common shares and units, and maintain our regular common dividend for the foreseeable future.

Announcement of Commencement of Tender Offer to Acquire GFI Group, Inc.

On October 22, 2014, we announced our commencement of a tender offer to acquire all of the outstanding shares of GFI Group Inc. (NYSE: GFIG) (“GFI”) for $5.25 per share in cash in a transaction valued at approximately $675 million. As of September 30, 2014, BGC owned approximately 13.5 % of GFI Group’s common stock. (See “Tender Offer to Acquire GFI Group, Inc” later in the MD&A for more details). BGC’S offer of $5.25 per share in cash represents more than a 15% premium to the $4.55 per share all-stock transaction announced by CME Group and GFI Group on July 30, 2014 and more than a 68% premium to the price of GFI Group shares on July 29, 2014, the last day prior to the announcement of the CME transaction. Our tender offer is subject to certain conditions, including the tender of a sufficient number of shares of GFI Group’s common stock such that, when added to GFI Group’s common stock owned by BGC, BGC would own a majority of the outstanding shares of GFI Group common stock on a fully diluted basis. The tender offer is not be subject to any financing condition. As an owner of approximately 13.5% of GFI’s common stock, we continue to believe that GFI’s customers and brokers would benefit from GFI being part of a larger, better capitalized and more diversified company. We are confident that we will produce increased productivity per broker, meaningful synergies, substantial earnings accretion and stronger cash flow, shareholder value and superior service to our customers.

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

As a result of the sale of eSpeed, we only sold our on-the-run; benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. Over time, we had built these six instruments into some of the deepest and most liquid markets in the world. For the nine months ended September 30, 2013, eSpeed generated approximately $48.8 million in revenues—all of which was earned during the first two quarters -, of which $46.5 million was recorded in our Financial Services segment and the remainder in Corporate items. We retained all of our other voice, hybrid, and fully electronic trading, market data, and software businesses, including voice, hybrid and electronic brokerage of off-the-run U.S. Treasuries, as well as Treasury Bills, Treasury Swaps, Treasury Repos, Treasury Spreads, and Treasury Rolls. We also continue to offer voice brokerage for on-the-run U.S. Treasuries.

FINRA Arbitration

On July 9, 2014, the FINRA Arbitration panel issued its award in our dispute with the Tullett Subsidiaries. The Tullett Subsidiaries’ claims for punitive damages, as well as their claims against executives of the Company and its subsidiaries, were denied in their entirety. Tullett Subsidiaries were found to have breached their contract with the people who sold them Chapdelaine Corporate Securities & Co. (many of whom now work for BGC) and were ordered to pay those individuals over $6 million in damages. The Tullett Subsidiaries were also found to have wrongly refused to pay compensation and expenses to one of their former employees who now works for BGC, and whom was awarded over $222 thousand. BGC Financial and BGC Capital Markets (described together in the award and in this paragraph as “BGC”) were found solely liable for approximately $13 million in damages. Certain desk heads that moved to BGC were found liable for a total of approximately $20 million. BGC has paid the awards against these desk heads. The FINRA award will not have a material financial effect on BGC. We are pleased to put this arbitration behind us and remain focused on delivering outstanding services to our valued customers.

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

Another key factor in the growth of the financial intermediary sector over the past decade has been the increase in the number of new financial products. As market participants and their customers strive to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments have been developed. Most of these new securities and derivatives are not immediately ready for more liquid and standardized electronic markets, and generally increase the need for trading and require broker-assisted execution.

Our Financial Services business continued to face challenging market conditions during the quarter. While our Foreign Exchange (“FX”) and Equities and other businesses operated in improving macro environments, our Rates and Credit businesses continued to face a challenging macro backdrop. The continued low volume environment facing our Rates and Credit businesses has been part of a greater industry trend that has been attributed to a number of cyclical factors, including extreme monetary policies by several major central banks including the Federal Reserve and more recently, the European Central Bank. These accommodative monetary policies have resulted in historically low levels of volatility and interest rates across most financial markets. The credit global markets have also faced structural issues such as the higher bank capital requirements under Basel III. Consequently, these factors contributed to lower trading volumes across our Rates and Credit asset classes across most geographies.

Regulators in the U.S. have finalized most of the new rules across a range of financial marketplaces, including OTC derivatives as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Many of these rules became effective during 2013 with ongoing phase-ins anticipated over the course of 2014. Legislators and regulators in Europe and the Asia-Pacific region have crafted similar rules, of which, some have been implemented in 2014, while others are expected to be implemented in the future.

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

BGC Derivative Markets, a subsidiary of the Company, began operating as a Swap Execution Facility (“SEF”) on October 2, 2013. After this date, all eligible derivatives traded by US Persons required SEF registration. Mandatory Dodd-Frank compliant execution on SEFs by Swap Dealers and Major Swap Participants commenced in February 2014 for a small number of products, with more products requiring SEF execution as 2014 progresses. The full Dodd-Frank rule set regarding execution, clearing and reporting requirements has been finalized more slowly than anticipated and has been effected by No Action letters, temporary relief, guidance and multiple interpretations. As a result, many of our largest customers have reduced their trading exposures until the rule consequences are completely known. Although SEF activity has steadily increased over the course of 2014, we do not believe volumes to date are not indicative of what this business will look like a year from now. We anticipate improved derivatives volumes once the regulatory landscape becomes clearer for our clients.

In addition, BGC maintains its ownership stake in ELX, a CFTC approved designated contract market (“DCM”), which also includes several of the world’s largest banks as equity holders. ELX began Dodd-Frank compliant swap trading in the fourth quarter of 2013, and we expect growing volumes as market participants explore the use of ELX as an alternative means to comply with Dodd-Frank regulations.

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

Rates volumes in particular are influenced by market volatility, which has been dampened due to continued quantitative easing undertaken by the U.S. Federal Reserve, the European Central Bank, as well as at other major central banks. Quantitative easing entails the central banks buying government securities or other securities in the open market—particularly longer-dated instruments—in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge—thus lowering rates volumes across cash and derivatives markets industry-wide. As of October 8th, 2014, the U.S. Federal Reserve had approximately $3.8 trillion worth of long-dated U.S. Treasury and Federal Agency securities, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past three years or signaled a willingness to do so.

In addition, the G-20 central banks have agreed to implement the Basel III accord. Basel III was drafted with the intention of making banks more stable in the wake of the financial crisis. The accord, which will be phased in over the next few years, will force most large banks in G-20 nations to hold approximately three times as much Tier 1 capital as is required under the previous set of rules. The new capital rules make it more expensive for banks to hold non-sovereign debt assets on their balance sheets, and as a result, analysts say banks have reduced or will reduce their trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has reduced overall industry volumes in many of the products we trade, particularly in Credit.

During the three months ended September 30, 2014, industry volumes were mixed year-over-year for most of the OTC and listed products we broker in Rates, Credit, FX and Equities and other. For example, while FX volumes and equity and other volumes were generally up, Rates and Credit volumes were generally down. According to the Securities Industry and Financial Markets Association (“SIFMA”), overall U.S. bond trading volumes decreased by over 7% year-over-year in the third quarter of 2014. This negatively impacted revenues industry-wide and in our Financial Services segment. Below is a discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our Rates business is influenced by a number of factors, including; global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. While the amount of global sovereign debt outstanding remains high by historical standards, the level of secondary trading and related hedging activity remains muted. For example, according to the Federal Reserve, the average daily volume of U.S. Treasuries amongst primary dealers was down by over approximately 12% as compared with a year earlier. Additionally, interest rate volumes were down by approximately 30% and 5% at ICE and Eurex, respectively. Our revenues from Rates products were down by 14.3% during the quarter to $93.5 million

Our Rates revenues are not totally dependent on market volumes and therefore do not always fluctuate consistently with industry metrics. This is largely because our voice, hybrid, and fully electronic desks in rates often have volume discounts built into their price structure, which results in our rates revenues being less volatile than the overall industry volumes.

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

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. Global credit derivative market turnover has declined due to uncertainty surrounding recently enacted rules for the clearing of credit derivatives in the U.S. In addition, corporate and asset-backed bond trading has continued to decline for many of our large bank customers as they reduce their inventory of bonds in order to comply with Basel III and other international financial regulations. The net impact of these trends was reflected in primary dealer average daily volumes for corporate and mortgaged-backed bonds—a reflection of the cash market—being down by approximately 10% and 2% year-over-year according to the Federal Reserve. Total dealer gross notional credit derivatives outstanding as reported by SIFMA—a reflection of the inter-dealer derivatives market—was down by over 27% year-over-year. Our overall credit revenues declined by 1.6% to $53.5 million, which was reflective of difficult volume trends in the credit markets globally.

Foreign Exchange Volumes and Volatility

Global FX volumes increased in the third quarter of 2014, largely as a result of a return of volatility due to diverting monetary policy across many central banks, along with dampened regulatory concern across the asset class. Our fully electronic FX revenues increased 39.8%, while our overall FX revenues increased 18.7% to $56.2 million. In comparison, FX volumes increased by approximately 10% at EBS and 1% at the CME.

Equity-Related, Energy, and Commodities Volumes

Global equity markets were mixed during the quarter. For example, European cash equity products and global equity derivatives were up year-over-year, while U.S. cash equity products were generally down. According to the OCC, equity derivative volumes were up over 8% as compared to the third quarter 2013. Energy volumes were down 9% and 4% at ICE and CME, while and commodities volumes were down 4% and flat year-over-year according to the ICE and CME. In comparison, our overall revenues from Equities and other asset classes increased by 24.6% to $43.4 million: of this energy and commodities revenues were up over 78%. We believe we continued to gain market share during the quarter.

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

Our Financial Services electronic trading, market data and software solutions revenue increased by 40.5% to $25.1 million or 10% of segment revenue for the quarter, compared with $17.8 million or 7.2% for the quarter ended September 30, 2013. The increase in these retained technology-based revenues for the quarter was due in part to growth from the brokerage of fully electronic Credit, Rates and Spot FX as well as higher market data revenues. We now offer electronically traded products on a significant portion of our Financial Services segment’s more than 200 Financial Services desks. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of our technology-based businesses to further improve this segment’s profitability.

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

NGKF is a full-service commercial real estate services platform, offering commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and financial services (“real estate capital markets”), consulting, project and development management, and property and facilities management.

Our Real Estate Services segment continued to show solid growth and generated approximately 40% of our revenues in the quarter ended September 30, 2014. Real Estate brokerage revenues grew by 29.2% year-over-year. NGKF’s growth was primarily driven by the addition of Cornish & Carey, by double-digit organic growth in our capital markets and leasing brokerage revenues and by our Global Corporate Services business. While we benefited from positive industry trends, we believe that NGKF once again made strong market share gains. Our Real Estate management services and other revenues were up by 0.2%; and overall revenues improved by 21.1%. Our acquisition of Cornish & Carey Commercial closed during the quarter on August 13, 2014. Cornish is the leading commercial real estate services company in the important Bay Area and Silicon Valley markets. Cornish had over 275 brokers and generated approximately $135 million in revenues in 2013. The Bay Area is a top region for new business generation in the U.S. This acquisition will solidify our West Coast presence and further reinforce NGKF’s position as a dominant industry force that offers clients the full range of commercial real estate services provided by best-in class brokers in multiple disciplines and geographies. Results from Cornish were included within our Real Estate business only for the period under which Cornish was controlled by BGC.

We expect the overall profitability of our Real Estate Services business to increase as we increase its size and scale. However, the pre-tax margins in the segment are also impacted by the mix of revenues generated by NGKF. For example, real estate capital markets, which includes sales, commercial mortgage broking, and other financial services, generally has larger transactions that occur with less frequency when compared with leasing advisory. However, real estate capital markets brokerage tends to have significantly higher pre-tax margins earnings than NGKF as a whole. Leasing advisory revenues are generally more predictable than revenues from real estate capital markets, while pre-tax earnings margins tend to be more similar to those of the segment as a whole. Property and facilities management, which together are called “real estate management services,” generally have the most predictable and steady revenues, but pre-tax earnings margins below those for NGKF as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period of time, which provides us with stable and foreseeable sources of brokerage revenues.

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

Economic Growth in the U.S.

The U.S. economy is believed to have expanded by an annualized rate of 3.5% in the third quarter according to the U.S. Bureau of Economic Analysis’s preliminary estimate, above the post-recession average of 2.3%.

The Bureau of Labor Statistics reported that employers added a monthly average of 200,000 net new payroll jobs during the third quarter, which is slightly lower than the monthly average of 212,000 during the first six months of 2014. Despite the return to pre-recession unemployment rates (5.9% as of September 2014), the long-term unemployment and the declining labor force participation rate (near a 35-year low) remain disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended the third quarter at 2.49% after rising from its low of 1.66% on May 1, 2013. Treasury yields have remained low by historical standards, despite the Federal Reserve’s continued tapering of its quantitative easing program. This has been in large part due to tempered expectations surrounding the Federal Open Market Committee (“FOMC”) willingness to raise the federal funds rate in the near-term. In December 2013, the “FOMC” announced that it is expected to reduce its monthly purchases by $10 billion at each of its 2014 FOMC meetings and has since reaffirmed its plans to wind down its quantitative easing program by October 2014. The FOMC has also affirmed that it would keep interest rates low “well past” the point when unemployment reaches the threshold rate of 6.5%, which it crossed during the second quarter of this year.

The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of excess space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and low interest rates helped push vacancy rates down for the office, apartment, retail and industrial markets. The low level of new construction over the past few years has meant that tenants have been funneled into existing vacant space with the exception of apartments, where construction has propelled the market into a new expansion cycle. Asking rental rates posted moderate gains across all property types in 2014, propelled by demand for Class A assets in the top submarkets. The following trends drove the commercial real estate market thus far in 2014:

•	Strong U.S. employment growth and rising home values have fueled consumer spending and generated increased demand for commercial real estate space across all major sectors:

•	Technology, energy, professional and business services and healthcare continued to power demand for office space:

•	Global trade, business capital spending and supply-chain optimization created tenant and owner-user demand for warehouses and distribution centers;

•	Apartment rents benefited from strong job growth, and underlying demographic trends towards urban living amongst younger adults; and

•	Strong corporate earnings combined with increased leisure travel generated demand for hotel room-nights.

Market Statistics

Following the financial crisis of 2007/2008, the U.S. commercial property market saw steep declines in activity in 2009. In 2010, the market began to recover, and by the end of 2011 there were signs that the recovery was gaining momentum—although still not at levels seen prior to the crisis. If the U.S. economy expands at the moderate pace envisioned by many economists in 2014, we would expect this to fuel the continued recovery in commercial real estate.

Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. According to Newmark Grubb Knight Frank Research, the overall vacancy rate for office properties in the nation’s key markets ended the third quarter of 2014 at 14.5%, down from 15.0% a year earlier, marking the fourteenth consecutive quarter of tightening and the lowest level since the fourth quarter of 2008. Employment growth—the primary driver of demand for office leasing activity—accelerated during the quarter, which should provide continued momentum for the office market recovery. Rents for all property types in the U.S. continued to improve modestly. CoStar Group (a leading provider of information and analytic services) reported similar improvements in net absorption for all three major commercial property types—office, retail, and industrial—which increased by 11.6% to approximately 439 million square feet for the trailing twelve months ended September 30, 2014.

In terms of commercial real estate sales metrics, according to CoStar’s Value-Weighted U.S. Composite Index, average prices were up 8.7% year-over-year through August 2014. In the third quarter, the dollar volume of significant property sales rose by 11% above the same period in 2013 according to Real Capital Analytics. In comparison, our Real Estate Services brokerage revenue increased by 29.8% year-over-year, primarily due to growth resulting from the acquisition of Grubb & Ellis in the second quarter of 2012 as well as our other recent acquisitions (Cornish & Carey, Frederick Ross and Smith Mack) and organic growth.

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

As of September 30, 2014, our front-office headcount was up by approximately 13% year-over-year to 2,755 brokers, salespeople and other front-office professionals. This increase was primarily due in part to the acquisition of Cornish & Carey as well as organic growth. For the quarter ended September 30, 2014, average revenue generated per front-office employee increased 6% from a year ago to approximately $152,000. The increase in overall company revenue per front-office employee was primarily driven by an increase in revenue per front-office employee in Real Estate Services, which increased over 19% year-over-year.

The laws and regulations passed or proposed on both sides of the Atlantic concerning OTC trading seem likely to favor increased use of technology by all market participants, and are likely to accelerate the adoption of both hybrid and fully electronic trading. We believe these developments will favor the larger inter-dealer brokers over smaller, non-public inter-dealer brokers, as the smaller ones generally do not have the financial resources to invest the necessary amounts in technology. We believe this will lead to further consolidation in our industry, and thus further allow us to profitably grow our front-office headcount.

Since 2012, our acquisitions have included Grubb & Ellis, Wolfe & Hurst, Smith Mack, Frederick Ross Company, Ginalfi Finance, Sterling International Brokers Limited, HEAT Energy Group, Remate Lince and Cornish & Carey Commercial.

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

In our Real Estate Services business, on August 13, 2014, we completed our acquisition of Cornish & Carey Commercial. By adding the leading commercial real estate services company in the Bay Area and Silicon Valley, we have greatly broadened the scope and depth of services we can provide to our clients in Northern California and across the U.S.

FINANCIAL HIGHLIGHTS

For the three months ended September 30, 2014, we had income from operations before income taxes of $29.9 million compared to $42.7 million, a decrease of $12.8 million from the year earlier period. Total revenues increased approximately $32.0 million, or 7.9%, total expenses increased approximately $58.8 million, or 15.1% and other income (losses), net increased $14.1 or 48.3%. For the nine months ended September 30, 2014, we had income from operations before income taxes of $56.1 million compared to $264.6 million, a decrease of $208.5 million from the year earlier period. Total revenues for the nine months ended September 30, 2014 decreased approximately $25.5 million, or 1.9%, total expenses decreased approximately $525.6 million, or 29.1% and Other income (losses), net decreased $708.7 million or 94.8%. For the nine months ended September 30, 2013, Other income (losses), net included $723.1 million for the gain on divestiture of our eSpeed business.

Total revenues were $436.2 million and $404.2 million for the three months ended September 30, 2014 and 2013, respectively. Total revenues were $1,298.2 million and $1,323.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Our results for the nine months ended September 30, 2013 included a $723.1 million gain on divestiture related to the sale of eSpeed to NASDAQ OMX in June 2013. In addition, the first half of 2013 included $48.8 million of revenues from eSpeed. Total compensation and employee benefits increased by $54.2 million for the three months ended September 30, 2014 as compared to the year earlier period. This increase was primarily driven by increased compensation charges related to grants of exchangeability to limited partnership units in the three months ended September 30, 2014, as compared to the year earlier period.

Non-compensation expenses were up by $4.7 million or 3.9% for the three months ended September 30, 2014 as compared to the year earlier period. This increase in non-compensation expenses was primarily due to additional costs associated with the hiring of brokers.

Our Real Estate Services business had another strong quarter in the three months ended September 30, 2014. NGKF’s performance was driven by a combination of the addition of Cornish & Carey, double-digit organic growth in brokerage revenues, increased revenues from its Global Corporate Services business, and better operating efficiencies resulting from the successful integration of previous acquisitions. While conditions in financial markets were challenging, we achieved our overall strong results due to the continuing success of our Real Estate Services business, substantial growth from our higher margin fully electronic businesses, and our ongoing focus on expense reduction. We see this positive momentum continuing in the fourth quarter of 2014. With liquidity in excess of $600 million, and more than $500 million still expected to be received in NASDAQ OMX stock, we expect to have more than a billion dollars available to fuel the growth of the Company. We anticipate using these funds to repay debt, repurchase common shares and units, and/or to maintain our regular common dividend for the foreseeable future. We also expect to continue making accretive acquisitions across both Real Estate Services and Financial Services. An excellent example is our proposed acquisition of GFI Group Inc. (“GFI”). On October 22, 2014, we commenced a fully financed tender offer to acquire all outstanding common shares of GFI that we do not currently own for $5.25 per share in cash. We are confident that a combination of GFI and BGC will deliver significant benefits to GFI’s customers and brokers as part of a larger, better capitalized and more diversified company. We expect the combination will also produce increased productivity per broker, meaningful synergies, substantial earnings accretion and stronger cash flow, enabling us to drive shareholder value and deliver superior service for our customers.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$331,466	76.0%	$283,293	70.1%	$926,730	71.4%	$906,829	68.5%
Principal transactions	51,327	11.8	67,785	16.8	203,585	15.7	241,131	18.2

Total brokerage revenues	382,793	87.8	351,078	86.9	1,130,315	87.1	1,147,960	86.7
Real estate management services	40,452	9.3	40,447	10.0	119,298	9.2	119,608	9.0
Fees from related parties	6,749	1.5	8,071	2.0	21,748	1.7	33,461	2.5
Market data	1,660	0.4	1,178	0.3	4,786	0.4	8,946	0.7
Software solutions	709	0.1	444	0.1	2,113	0.1	5,540	0.4
Interest income	1,642	0.4	1,563	0.4	5,639	0.4	4,762	0.4
Other revenues	2,211	0.5	1,408	0.3	14,308	1.1	3,413	0.3

Total revenues	436,216	100.0	404,189	100.0	1,298,207	100.0	1,323,690	100.0
Expenses:
Compensation and employee benefits	270,642	62.1	258,642	64.0	810,259	62.4	986,136	74.5
Allocation of net income and grant of exchangeability to limited partnership units and FPUs	52,516	12.0	10,365	2.6	106,241	8.2	391,464	29.6

Total compensation and employee benefits	323,158	74.1	269,007	66.6	916,500	70.6	1,377,600	104.1
Occupancy and equipment	35,575	8.2	37,908	9.4	112,197	8.6	114,475	8.6
Fees to related parties	2,681	0.6	2,022	0.5	6,621	0.5	7,151	0.5
Professional and consulting fees	10,565	2.4	11,772	2.9	31,810	2.5	38,080	2.9
Communications	20,087	4.6	22,451	5.5	61,857	4.8	69,547	5.3
Selling and promotion	16,730	3.8	19,839	4.9	53,010	4.1	63,393	4.8
Commissions and floor brokerage	4,806	1.1	5,075	1.3	14,587	1.1	17,243	1.3
Interest expense	9,197	2.1	9,164	2.2	27,762	2.1	28,853	2.2
Other expenses	26,732	6.1	13,444	3.3	56,898	4.4	90,528	6.8

Total expenses	449,531	103.0	390,682	96.6	1,281,242	98.7	1,806,870	136.5

Other income (losses), net:
Gain on divestiture and sale of investments	—	0.0	—	0.0	—	0.0	723,147	54.6
Losses on equity method investments	(2,640)	(0.6)	(2,705)	(0.7)	(6,203)	(0.5)	(7,217)	(0.5)
Other Income	45,892	10.5	31,861	7.9	45,336	3.5	31,861	2.4

Total other income (losses), net	43,252	9.9	29,156	7.2	39,133	3.0	747,791	56.5

Income from operations before income taxes	29,937	6.9	42,663	10.6	56,098	4.3	264,611	20.0
Provision for income taxes	18,808	4.3	10,675	2.7	23,152	1.8	92,481	7.0

Consolidated net income	11,129	2.6	31,988	7.9	32,946	2.5	172,130	13.0
Less: Net income attributable to noncontrolling interest in subsidiaries	3,918	0.9	6,662	1.6	10,126	0.8	105,340	8.0

Net income available to common stockholders	$7,211	1.7%	$25,326	6.3%	$22,820	1.7%	$66,790	5.0%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Brokerage Revenues

Total brokerage revenues increased $31.7 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Commission revenues increased by $48.2 million, or 17.0%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Principal transactions revenues decreased by $16.5 million, or 24.3%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Increases in FX, equities and other asset classes, and real estate brokerage revenues were partially offset by decreases in rates and credit products.

Our overall FX revenues were up by 18.7% to $56.2 million for the three months ended September 30, 2014. Our FX results reflected strong revenue growth across the Company’s voice, hybrid, fully electronic desks, most notably a more than 75 percent increase generated by BGC’s spot FX e-business.

Our brokerage revenues from equities and other asset classes increased $8.6 million, or 24.6%, to $43.4 million for the three months ended September 30, 2014. This increase was led by strong gains from BGC’s energy and commodities desks. Organic growth, as well as the purchase of HEAT Energy Group in the first quarter of 2014 and higher industry-wide equity derivatives volumes in Europe and the U.S. drove these results.

The decrease in rates revenues of $15.6 million, or 14.3%, was primarily due to generally lower global interest rate derivative and government bond activity, partially offset by approximately 15% growth from our fully electronic rates products.

Our overall credit revenues decreased by 1.6% to $53.5 million in the three months ended September 30, 2014. This decrease was mainly due to lower overall industry-wide inter-dealer activity in credit derivatives, investment-grade corporate bonds, and non-agency mortgage bonds, partially offset by an over 80% improvement in revenues from BGC’s fully electronic credit desks.

Real Estate Management Services

Real estate management services revenues were relatively flat at $40.5 million for the three months ended September 30, 2014.

Fees from Related Parties

Fees from related parties decreased by $1.3 million, or 16.4%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The decrease was primarily due to lower technology and back office service fees.

Market Data

Market data revenues increased by $0.5 million, or 40.9%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily due to an increase in new contracts.

Software Solutions

Software solutions revenues increased by $0.3 million to $0.7 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Interest Income

Interest income increased by $0.1 million or, 5.1%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Other Revenues

Other revenues increased by $0.8 million to $2.2 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $12.0 million, or 4.6%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase in brokerage revenues over the prior year period resulted in higher related compensation expense. This increase was partially offset by lower compensation expense due to our ongoing cost reduction program.

Allocations of net income and grant of exchangeability to limited partnership units and FPUs

Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $42.2 million, or 406.7%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily driven by a $47.3 million charge related to the grant of exchangeability on limited partnership units in the three months ended September 30, 2014 which represented an increase of $41.9 million as compared to the three months ended September 30, 2013.

Occupancy and Equipment

Occupancy and equipment expense decreased by $2.3 million, or 6.2%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This decrease was primarily due to lower rent, occupancy and maintenance costs, partially due to a provision related to a subleasing arrangement recorded in the three months ended September 30, 2013. Lower office equipment costs also contributed to the decrease.

Fees to Related Parties

Fees to related parties increased by $0.7 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $1.2 million, or 10.3%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The decrease was primarily due to lower costs associated with tax matters as well as lower consulting costs.

Communications

Communications expense decreased by $2.4 million, or 10.5%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The main driver of this decrease was the result of our ongoing cost reduction program that rationalized and lowered the costs of certain market data terminals.

Selling and Promotion

Selling and promotion expense decreased by $3.1 million, or 15.7%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The decrease was partially due to lower client entertainment expenses and partially due to our ongoing cost reduction program.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $0.3 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The decrease was primarily driven by lower exchange clearing fees driven by lower volumes.

Interest Expense

Interest expense increased by $33 thousand, or 0.4%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Other Expenses

Other expenses increased by $13.3 million, or 98.8%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily due to additional costs associated with hiring brokers.

Other income (losses), net

Losses on Equity Method Investments

Losses on equity method investments decreased by $0.1 million, or 2.4%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Losses on equity method investments represent our pro rata share of the net losses on investments over which we have significant influence but which we do not control.

Other Income

Other income increased $14.0 million, or 44.0%, to $45.9 million for the three months ended September 30, 2014. This increase was due to $45.9 million recognized on the earn-out related to the sale of eSpeed, including the associated mark to market movements and/or hedging. During the year earlier period, we recognized $31.9 million on the earn-out related to the sale of eSpeed. In both periods we received 992,247 shares of NASDAQ OMX stock. The increased income was driven by the year over year increased share price.

Provision for Income Taxes

Provision for income taxes increased to $18.8 million for the three months ended September 30, 2014 as compared to $10.7 million for the three months ended September 30, 2013. This increase was primarily driven by an increase in U.S. taxable income in the three months ended September 30, 2014 as compared to the year earlier period. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $2.7 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The decrease in net income attributable to noncontrolling interest in subsidiaries related to the decreased income in the three months ended September 30, 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $17.6 million, or 1.5%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Commission revenues increased by $19.9 million, or 2.2%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Principal transactions revenues decreased by $37.5 million, or 15.6%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

The decrease in brokerage revenues was primarily driven by decreases in the revenues for rates, FX and credit products, partially offset by higher revenues in Real Estate and equities and other asset classes.

The decrease in rates revenues of $80.5 million was primarily due to the sale of the eSpeed business in June 2013 and lower global interest rate activity during the nine months ended September 30, 2014.

Our fully electronic credit revenues increased by $7.5 million as compared to the nine months ended September 30, 2013, however our overall credit revenues declined by 6.8% to $177.9 million in the nine months ended September 30, 2014. This decrease was mainly due to lower overall industry-wide inter-dealer activity in credit derivatives, investment-grade corporate bonds, and non-agency mortgage bonds.

Our FX revenues were down by 5.9% to $157.6 million for the nine months ended September 30, 2014. This decrease was primarily driven by low global volatility and regulatory issues affecting many of our bank customers.

Real Estate brokerage revenues increased by $71.4 million for the nine months ended September 30, 2014. This increase was primarily driven by growth in the leasing and consulting businesses, increased operating efficiencies resulting from the successful integration of acquisitions and continued improvements in broker productivity.

Our brokerage revenues from equities and other asset classes increased $14.3 million, or 12.4%, to $129.8 million for the nine months ended September 30, 2014. This increase was primarily driven by strong gains in our energy and commodities businesses, partially offset by lower industry-wide equity derivative volumes.

Real Estate Management Services

Real estate management services revenues decreased by $0.3 million, or 0.3% for the nine months ended September 30, 2014.

Fees from Related Parties

Fees from related parties decreased by $11.7 million, or 35.0%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease was primarily due to decreased revenues related to ELX (as a result of the sale of the eSpeed business) and lower technology service fees.

Market Data

Market data revenues decreased by $4.2 million, or 46.5%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease was primarily due to the sale of the eSpeed business in June 2013.

Software Solutions

Software solutions revenues decreased by $3.4 million, or 61.9%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to the sale of our Kleos Managed Services, Dedicated Network Access and Disaster Recovery business to NASDAQ OMX in June 2013.

Interest Income

Interest income increased by $0.9 million, or 18.4%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Other Revenues

Other revenues increased by $10.9 million to $14.3 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was primarily due to a settlement related to litigation received during the nine months ended September 30, 2014.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $175.9 million, or 17.8%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The main driver of this decrease was a charge of $160.5 million taken during the nine months ended September 30, 2013 related to the reduction of compensation-related partnership loans in connection with our Global Partnership Restructuring Program. In addition, a component of the decrease was the result of lower revenues during the nine months ended September 30, 2014.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

The Allocations of net income and grant of exchangeability to limited partnership units and FPUs decreased by $285.2 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This decrease was primarily driven by $304.1 million charge taken in the nine months ended September 30, 2013 related to the redemption/exchange of limited partnership units in connection with our Global Partnership Restructuring Program.

Occupancy and Equipment

Occupancy and equipment expense decreased $2.3 million to $112.2 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. This decrease was primarily driven by lower depreciation and amortization costs as well as lower hardware maintenance costs following the sale of our eSpeed business in June 2013.

Fees to Related Parties

Fees to related parties decreased by $0.5 million, or 7.4%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $6.3 million, or 16.5%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease was primarily due to decreased costs associated with legal matters, as well as reduced costs for consulting as compared to the nine months ended September 30, 2013.

Communications

Communications expense decreased by $7.7 million, or 11.1%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This decrease was primarily driven by our ongoing cost reduction program which rationalized and lowered the costs of certain market data terminals.

Selling and Promotion

Selling and promotion expense decreased by $10.4 million, or 16.4%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease was primarily driven by the reduction in brokerage revenues as compared to the prior year period.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $2.7 million, or 15.4%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to reduced clearing and transfer costs due to the sale of the eSpeed business to NASDAQ OMX in June 2013.

Interest Expense

Interest expense decreased by $1.1 million, or 3.8%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease was primarily related to our prepayment of collateralized debt during 2013.

Other Expenses

Other expenses decreased by $33.6 million, or 37.1%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This decrease was primarily driven by charges taken during the nine months ended September 30, 2013 related to a commitment to make charitable contributions and an increase in the cost of hiring additional brokers.

Other Income (losses), net

Gain on Divestiture

The gain on divestiture related to the NASDAQ OMX transaction was $723.1 million recorded in the nine months ended September 30, 2013.

Losses on Equity Method Investments

Losses on equity method investments decreased by $1.0 million, or 14.1%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Losses on equity method investments represent our pro rata share of the net losses on investments over which we have significant influence but do not control.

Other Income

Other income increased $13.5 million, or 42.3%, for the nine months ended September 30, 2014 as compared to the year earlier period. This increase was due to the $45.3 million recognized on the earn-out related to the NASDAQ OMX Transaction and the associated mark to market movements and/or hedging in the nine months ended September 30, 2014. In September 2013, we recognized $31.9 million on the earn-out related to the NASDAQ OMX Transaction. In both periods we received 992,247 shares of NASDAQ OMX stock. The increased income was driven by the year over year increased share price.

Provision for Income Taxes

Provision for income taxes decreased to $23.2 million for the nine months ended September 30, 2014 as compared to $92.5 million for the nine months ended September 30, 2013. This decrease was primarily driven by a decrease in taxable income in the nine months ended September 30, 2014 as compared to the year earlier period as the 2013 period included the gain or divestiture related to sale of eSpeed. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $95.2 million, or 90.4%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This decrease was due to lower income during the nine months ended September 30, 2014 as the year earlier period included the gain on divestiture related to the sale of eSpeed.

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

Three months ended September 30, 2014 (in thousands):

	Financial Services*	Real Estate Services*	Corporate Items	Total
Total revenues	$250,189	$176,652	$9,375	$436,216
Total expenses	206,170	159,919	83,442	449,531
Total other income (losses), net	45,892	—	(2,640)	43,252

Income (loss) from operations before income taxes	$89,911	$16,733	$(76,707)	$29,937

*	For the three months ended September 30, 2014, the Financial Services segment income (loss) from operations before income taxes includes $45.9 million related to the earn-out portion of the NASDAQ OMX Transaction consideration and the associated mark to market movements and/or hedging. For the three months ended September 30, 2014 the Real Estate Services segment income (loss) from operations before income taxes include $1.5 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended September 30, 2013 (in thousands):

	Financial Services*	Real Estate Services*	Corporate Items	Total
Total revenues	$248,746	$145,837	$9,606	$404,189
Total expenses	227,023	132,238	31,421	390,682
Total other income (losses), net	31,861	—	(2,705)	29,156

Income (loss) from operations before income taxes	$53,584	$13,599	$(24,520)	$42,663

*	For the three months ended September 30, 2013, the Financial Services segment income (loss) from operations before income taxes includes $31.9 million related to the earn-out portion of the NASDAQ OMX Transaction consideration. For the three months ended September 30, 2013 the Real Estate Services segment income (loss) from operations before income taxes excludes $1.9 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Segment Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues

•	Revenues for Financial Services increased approximately $1.5 million, or 0.6%, to $250.2 million for the three months ended September 30, 2014 from $248.7 million for the three months ended September 30, 2013. The increase in revenues for our Financial Services segment was primarily due to an increase in brokerage revenues in FX and Equities and other asset classes, partially offset by a decrease in Rates and Credit. Additionally, there was an increase in Market data primarily due to new contracts during the quarter ended September 30, 2014.

•	Revenues for Real Estate Services increased approximately $30.8 million, or 21.1%, to $176.7 million for the three months ended September 30, 2014 from $145.8 million for the three months ended September 30, 2013. The increase in revenues for our Real Estate Services segment was primarily due to the acquisition of Cornish & Carey and a significant increase in broker productivity along with favorable industry trends in sales and leasing for the U.S. commercial real estate market.

Expenses

•	Total expenses for Financial Services decreased approximately $20.9 million, or 9.2%, to $206.2 million for the three months ended September 30, 2014 from $227.0 million for the three months ended September 30, 2013. The decrease in expenses in our Financial Services segment was primarily due to our ongoing cost reduction program.

•	Total expenses for Real Estate Services increased approximately $27.7 million, or 20.9%, to $159.9 million for the three months ended September 30, 2014 from $132.2 million for the three months ended September 30, 2013. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher revenues.

Other income (losses), net

•	Other income (losses), net, for Financial Services increased approximately $14.0 million, or 44.0%, to $45.9 million for the three months ended September 30, 2014 from $31.9 million for the three months ended September 30, 2013. The increase in other income (losses), net, for our Financial Services segment was primarily due to the earn-out portion of the NASDAQ OMX Transaction consideration.

•	Other income (losses), net, for the Corporate Items category decreased approximately $65.0 thousand, or 2.4%, to $(2.6) million for the three months ended September 30, 2014 from $(2.7) million for the three months ended September 30, 2013. The decrease was primarily due to the results of the Company’s equity method investments.

Income (loss) from operations before income taxes

•	Income (loss) from operations before income taxes for Financial Services increased approximately $36.3 million, or 67.8%, to $89.9 million for the three months ended September 30, 2014 from $53.6 million for the three months ended September 30, 2013. The increase in income (loss) from operations before income taxes for our Financial Services segment was primarily due to higher revenues, as described above, partially offset by lower expenses.

•	Income (loss) from operations before income taxes for Real Estate Services increased $3.1 million, to $16.7 million for the three months ended September 30, 2014 from $13.6 million for the three months ended September 30, 2013. The increase in income (loss) from operations before income taxes for our Real Estate Services segment was due to increased revenues, as described above, partially offset by an increase in expenses.

Nine months ended September 30, 2014 (in thousands):

	Financial Services*	Real Estate Services*	Corporate Items	Total
Total revenues	$797,364	$472,803	$28,040	$1,298,207
Total expenses	655,865	436,931	188,446	1,281,242
Total other income (losses), net	45,336	—	(6,203)	39,133

Income (loss) from operations before income taxes	$186,835	$35,872	$(166,609)	$56,098

*	For the nine months ended September 30, 2014, the Financial Services segment income (loss) from operations before income taxes includes $45.3 million related to the earn-out portion of the NASDAQ OMX Transaction consideration and the associated mark-to-market movements and/or hedging. For the nine months ended September 30, 2014, the Real Estate Services segment income (loss) from operations before income taxes excludes $4.4 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Nine months ended September 30, 2013 (in thousands):

	Financial Services*	Real Estate Services*	Corporate Items	Total
Total revenues	$888,929	$401,587	$33,174	$1,323,690
Total expenses	746,789	381,845	678,236	1,806,870
Total other income (losses), net	31,861	—	715,930	747,791

Income (loss) from operations before income taxes	$174,001	$19,742	$70,868	$264,611

*	For the nine months ended September 30, 2013, the Financial Services segment income (loss) from operations before income taxes includes $31.9 million related to the earn-out portion of the NASDAQ OMX Transaction consideration. For the nine months ended September 30, 2013, the Real Estate segment income (loss) from operations before income taxes excludes $9.2 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting. For the nine months ended September 30, 2013, Corporate Items income (loss) from operations before income taxes includes $723.1 million gain on divestiture related to the NASDAQ OMX Transaction and approximately $465 million in compensation expense related to the Global Partnership Restructuring Program.

Segment Results for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues

•	Revenues for Financial Services decreased approximately $91.6 million, or 10.3%, to $797.4 million for the nine months ended September 30, 2014 from $888.9 million for the nine months ended September 30, 2013. The decrease in revenues for our Financial Services segment was primarily due to a decline in brokerage revenues in Rates (primarily due to the sale of eSpeed in June 2013), Credit and FX, partially offset by an increase in Equities and Other Classes.

•	Revenues for Real Estate Services increased approximately $71.2 million, or 17.7%, to $472.8 million for the nine months ended September 30, 2014 from $401.6 million for the nine months ended September 30, 2013. The increase in revenues for our Real Estate Services segment was primarily due to the acquisition of Cornish & Carey and a significant increase in broker productivity along with favorable industry trends in sales and leasing for the U.S. commercial real estate market.

Expenses

•	Total expenses for Financial Services decreased approximately $90.9 million, or 12.2%, to $655.9 million for the nine months ended September 30, 2014 from $746.8 million for the nine months ended September 30, 2013.

•	Total expenses for Real Estate Services increased approximately $55.1 million, or 14.4%, to $436.9 million for the nine months ended September 30, 2014 from $381.8 million for the nine months ended September 30, 2013. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher revenues.

Other income (losses), net

•	Other income (losses), net, for Financial Services increased approximately $13.5 million, or 42.3%, to $45.3 million for the nine months ended September 30, 2014 from $31.9 million for the nine months ended September 30, 2013. The increase in other income (losses), net, for our Financial Services segment was primarily due to the earn-out portion and the related mark-to-market movements and/or hedging of the NASDAQ OMX Transaction consideration.

•	Other income (losses), net, for the Corporate Items category decreased approximately $722.1 million, or 100.9%, to $(6.2) million for the nine months ended September 30, 2014 from $715.9 million for the nine months ended September 30, 2013. The decrease was primarily due to the results of the Company’s equity method investments.

Income (loss) from operations before income taxes

•	Income (loss) from operations before income taxes for Financial Services increased approximately $12.8 million, or 7.4%, to $186.8 million for the nine months ended September 30, 2014 from $174.0 million for the nine months ended September 30, 2013. The increase in income (loss) from operations before income taxes for our Financial Services segment was primarily due to lower expenses and increased income associated with the earn-out portion and related mark-to-market movements and/or hedging of the NASDAQ OMX transaction, partially offset by a decline in brokerage revenues in Rates (primarily due to the sale of eSpeed in June 2013).

•	Income (loss) from operations before income taxes for Real Estate Services increased $16.1 million, or 81.7%, to $35.9 million for the nine months ended September 30, 2014 from $19.7 million for the nine months ended September 30, 2013. The increase in income (loss) from operations before income taxes for our Real Estate Services segment was due to increased revenues, as described above, partially offset by an increase in expenses, as also described above.

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

	September 30, 2014 (1)(3)	June 30, 2014 (1)	March 31, 2014 (1)	December 31, 2013 (1)	September 30, 2013 (1) (3)	June 30, 2013 (2)	March 31, 2013	December 31, 2012
Revenues:
Commissions	$331,466	$291,666	$303,598	$295,415	$283,293	$324,832	$298,704	$293,350
Principal transactions	51,327	72,751	79,507	68,777	67,785	85,349	87,997	76,312
Real estate management services	40,452	39,020	39,826	43,745	40,447	39,823	39,338	41,141
Fees from related parties	6,749	7,967	7,032	7,667	8,071	12,242	13,148	14,016
Market data	1,660	1,492	1,634	1,191	1,178	3,643	4,125	4,182
Software solutions	709	703	701	661	444	2,530	2,566	2,541
Interest income	1,642	1,925	2,072	2,071	1,563	1,651	1,548	1,371
Other revenues	2,211	1,678	10,419	1,764	1,408	1,174	831	465

Total revenues	436,216	417,202	444,789	421,291	404,189	471,244	448,257	433,378
Expenses:
Compensation and employee benefits	270,642	264,318	275,299	269,444	258,642	448,686	278,808	277,077
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	52,516	22,402	31,323	32,125	10,365	363,077	18,022	44,039

Total compensation and employee benefits	323,158	286,720	306,622	301,569	269,007	811,763	296,830	321,116
Occupancy and equipment	35,575	35,701	40,921	39,633	37,908	37,340	39,227	40,018
Fees to related parties	2,681	2,133	1,807	2,292	2,022	2,286	2,843	2,267
Professional and consulting fees	10,565	10,156	11,089	13,304	11,772	11,367	14,941	15,881
Communications	20,087	21,312	20,458	22,475	22,451	22,755	24,341	24,584
Selling and promotion	16,730	18,255	18,025	17,614	19,839	23,239	20,315	20,928
Commissions and floor brokerage	4,806	5,575	4,206	5,287	5,075	6,397	5,771	5,545
Interest expense	9,197	9,230	9,335	9,479	9,164	9,989	9,700	9,991
Other expenses	26,732	13,584	16,582	13,642	13,444	59,780	17,304	13,084

Total expenses	449,531	402,666	429,045	425,295	390,682	984,916	431,272	453,414
Other Income (losses), net:
Gain on divestiture and sale of investments	—	—	—	—	—	723,147	—	52,471
Losses on equity method investments	(2,640)	(1,288)	(2,275)	(2,291)	(2,705)	(1,224)	(3,288)	(3,672)
Other Income (losses)	45,892	1,667	(2,223)	7,605	31,861	—	—	—

Total other income (losses), net	43,252	379	(4,498)	5,314	29,156	721,923	(3,288)	48,799

Income from operations before income taxes	29,937	14,915	11,246	1,310	42,663	208,251	13,697	28,763
Provision (benefit) for income taxes	18,808	3,600	744	(315)	10,675	78,711	3,095	10,329

Consolidated net income (loss)	11,129	11,315	10,502	1,625	31,988	129,540	10,602	18,434

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	3,918	3,714	2,494	(2,509)	6,662	95,074	3,604	4,266

Net income (loss) available to common stockholders	$7,211	$7,601	$8,008	$4,134	$25,326	$34,466	$6,998	$14,168

(1)	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
(2)	Amounts include gains related to the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
(3)	Amounts include the gain related to the earn-out associated with the NASDAQ OMX transaction.

Note: Certain prior period amounts have been reclassified to conform with the current presentation.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	For the Three Months Ended
	September 30, 2014 (1)	June 30, 2014 (1)	March 31, 2013 (1)	December 31, 2013 (1)	September 30, 2013 (1)	June 30, 2013	March 31, 2013	December 31, 2012
Brokerage revenue by product):
Rates	$93,538	$104,677	$113,672	$99,339	$109,110	$138,299	$144,992	$119,791
Real Estate	136,048	107,901	109,170	131,311	105,303	103,155	73,249	104,492
Credit	53,545	58,923	65,446	53,651	54,410	67,343	69,142	62,225
Foreign Exchange	56,233	49,279	52,066	44,687	47,393	60,692	59,348	47,130
Equities and Other Asset Classes	43,429	43,637	42,751	35,204	34,862	40,692	39,970	36,024

Total brokerage revenues	$382,793	$364,417	$383,105	$364,192	$351,078	$410,181	$386,701	$369,662

Brokerage revenue by product (percentage):
Rates	24.4%	28.7%	29.7%	27.3%	31.1%	33.7%	37.5%	32.4%
Real Estate	35.6	29.6	28.5	36.1	30.0	25.1	19.0	28.3
Credit	14.0	16.2	17.1	14.7	15.5	16.4	17.9	16.8
Foreign Exchange	14.7	13.5	13.6	12.3	13.5	14.8	15.3	12.7
Equities and Other Asset Classes	11.3	12.0	11.1	9.6	9.9	10.0	10.3	9.8

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic:
Voice/hybrid	$360,110	$344,053	$361,939	$347,889	$334,864	$374,397	$349,854	$339,155
Fully electronic	22,683	20,364	21,166	16,303	16,214	35,784	36,847	30,507

Total brokerage revenues	$382,793	$364,417	$383,105	$364,192	$351,078	$410,181	$386,701	$369,662

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	94.1%	94.4%	94.5%	95.5%	95.4%	91.3%	90.5%	91.7%
Fully electronic	5.9	5.6	5.5	4.5	4.6	8.7	9.5	8.3

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term funding (equity and long-term debt) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at September 30, 2014 were $2.7 billion, an increase of 29.1% as compared to December 31, 2013. The increase in total assets was driven primarily by increases in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Marketable securities and goodwill. The increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers related to increase fails and was offset by an increase in Payables to broker-dealers, clearing organizations, customers and related broker-dealers. We maintain a significant portion of our assets in cash, with our liquidity (which we define as cash and cash equivalents, marketable securities and securities owned, at September 30, 2014 of $624.7 million. See “Liquidity Analysis” below for a further discussion of our liquidity.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short term investments, some of which may be with Cantor. As of September 30, 2014, we had no reverse repurchase agreements outstanding with Cantor.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2014, we had no investments in the program.

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

As of September 30, 2014, our liquidity, which we define as cash and cash equivalents, marketable securities and securities owned, was approximately $624.7 million, the majority of which we are free to deploy to increase stockholder and bondholder value. We also expect to receive over $500 million in NASDAQ OMX. We believe that we are in a strong position to increase our profits by making additional investments across Real Estate and Financial Services. In addition, we expect to have sufficient funds to repay debt, repurchase common shares and units, and maintain our regular common dividend for the foreseeable future.

Notes Payable and Collateralized Borrowings

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor. We used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes.

The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all of our existing and future senior unsecured obligations. The 8.75% Convertible Notes bear an annual interest rate of 8.75% currently, which is payable semi-annually in arrears on April 15 and October 15 of each year. As of September 30, 2014, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 159.5666 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. The 8.75% Convertible Notes were convertible into approximately 23.9 million shares of Class A common stock as of September 30, 2014. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

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

The 4.50% Convertible Notes are our general senior unsecured obligations. The 4.50% Convertible Notes pay interest semi-annually at a rate of 4.50% per annum and were priced at par. As of September 30, 2014, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination thereof at our election. As of September 30, 2014, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of our Class A common stock. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $151.4 million as of September 30, 2014.

In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which are expected to reduce the potential dilution of our Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.56 as of September 30, 2014, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of our Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $13.20 per share as of September 30, 2014.

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

Collateralized Borrowings

On various dates beginning in 2009 and most recently in December 2012, we entered into secured loan arrangements under which we pledged certain fixed assets in exchange for loans. The secured loan arrangements had fixed rates between 2.62% and 8.09% per annum and were repayable in consecutive monthly installments with the final payments due in December 2016. During the year ended December 31, 2013, we prepaid $26.7 million related to secured loan arrangements and during the six months ended June 30, 2014, we prepaid the remaining balance. Therefore, there were no secured loan arrangement balances as of September 30, 2014. The outstanding balance of the secured loan arrangements was $1.6 million and as of December 31, 2013. The value of the fixed assets pledged was $1.5 million as of December 31, 2013.

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

Because the leases were terminated during 2013, we had no outstanding balance or fixed assets pledged related to the leases as of September 30, 2014 or December 31, 2013. We recorded interest expense of $4.0 thousand and $0.9 million for the three and nine months ended September 30, 2013, respectively.

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

LIQUIDITY ANALYSIS

We consider our liquidity to be comprised of the sum of Cash and cash equivalents plus Marketable securities and Securities owned. The discussion below describes the key components of our liquidity analysis, including earnings, dividends and distributions, net investing and funding activities including repurchases and redemptions of Class A common stock and partnership units, security settlements, changes in securities held and marketable securities, and changes in our working capital.

We consider the following in analyzing changes in our liquidity.

A comparison of consolidated net income adjusted for certain non-cash items (e.g., grants of exchangeability) as presented on the cash flow statement. Dividends and distributions are payments made to our holders of common shares and limited partnership interests and are related to earnings from prior periods. These timing differences will impact our cash flows in a given period.

Our investing and funding activities represent a combination of our capital raising activities, including short-term borrowings and repayments, issuances of shares under our controlled equity offerings (net), Class A common stock repurchases and partnership unit redemptions, purchases and sales of securities, dispositions, and other investments (e.g. acquisitions, forgivable loans to new brokers and capital expenditures-all net of depreciation and amortization).

Our securities settlement activities primarily represent deposits with clearing organizations. In addition, when advantageous, we may elect to facilitate the settlement of matched principal transactions by funding failed trades, which results in a temporary secured use of cash and is economically beneficial to us.

Other changes in working capital represent changes primarily in receivables and payables and accrued liabilities that impact our liquidity,

Changes in Securities owned and Marketable securities may result from additional cash investments or sales, which will be offset by a corresponding change in Cash and cash equivalents and accordingly will not result in a change in our liquidity. Conversely, changes in the market value of such securities and the receipt of the NASDAQ earn-out in the form of additional NASDAQ shares are reflected in our earnings or other comprehensive income and will result in changes in our liquidity.

The following is an analysis which describes the key components of changes in our liquidity.

Discussion of nine months ended September 30, 2014

The table below presents our Liquidity Analysis as of September 30, 2014 and December 31, 2013:

	Liquidity Analysis as of
(in millions)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$411.1	$716.9
Securities owned	36.9	33.1
Marketable securities	176.7	45.0

Total	$624.7	$795.0

The $170.3 million decrease in our liquidity position from $795.0 million to $624.7 million as of September 30, 2014 was primarily driven by a) $128.3 million related to repurchases and redemptions during the period and b) $45.3 in acquisitions and equity method investments. The Company’s calculation for liquidity as of September 30, 2014, includes the 17.1 million shares of GFIG that BGC and its affiliates own, although the Company and its affiliates do not currently intend to sell these shares.

Discussion of nine months ended September 30, 2013

The table below presents our Liquidity Analysis as of September 30, 2013 and December 31, 2012:

	Liquidity Analysis as of
(in millions)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$757.9	$388.4
Securities owned	32.2	32.0
Marketable securities	36.9	-0-

Total	$827.0	$420.4

The $406.6 million increase in our liquidity from $420.4 million to $827.0 million as of September 30, 2013 was primarily driven by the cash received from the sale of eSpeed to NASDAQ OMX in June 2013. The net proceeds from the divestiture of eSpeed was approximately $747.7 million. This increase in our liquidity was partially offset by $238.3 million of dividends and distributions paid to our shareholders and limited partners for the third and fourth quarters of 2012 and the first and second quarters of 2013, including distributions in respect of the NASDAQ OMX Transaction.

On October 21, 2014, we entered into a commitment letter with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) pursuant to which Morgan Stanley has committed to provide us senior unsecured bank financing of up to $350 million under a 364 day bridge facility (the “Bridge Facility”). Morgan Stanley will act as sole lead arranger, sole bookrunner and exclusive administrative agent for the Bridge Facility. We may raise additional capital through a debt offering or other sources. We may use the net proceeds of such offering to finance our proposed acquisition of GFI Group, if it is completed. If the net proceeds of this offering are insufficient to fully pay the acquisition consideration, we will fund the balance using a combination of cash on hand and/or other forms of financing. If we do not acquire GFI Group, we may use the net proceeds of such offering to finance other potential acquisitions or for general corporate purposes, including the repayment of existing indebtedness. In particular, we may use the net proceeds of such offering to repurchase all or a portion of our 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) if we do not acquire GFI Group. The 8.75% Convertible Notes are held by Cantor. Pending use, the net proceeds may be invested temporarily in short term marketable securities. Our management will have broad discretion in the application of the net proceeds, and the purposes for which the net proceeds are used may change from those described above.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of September 30, 2014.

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

The FCA is the relevant statutory regulator in the United Kingdom. The FCA was established in 2013, and superseded the former regulatory agency, the FSA. The FCA’s objectives are to protect customers, maintain the stability of the financial services industry and promote competition between financial services providers. It has broad rule-making, investigative and enforcement powers derived from the Financial Services and Markets Act 2000 and subsequent and derivative legislation and regulations.

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. In Hong Kong, BGC Securities (Hong Kong), LLC and BGC Capital Markets (Hong Kong), Limited are regulated by the Securities and Futures Commission and The Hong Kong Monetary Authority, respectively. Both are subject to Hong Kong net capital requirements. In France, Aurel BGC, BGC France Holdings, and Ginalfi Finance; in Australia, BGC Partners (Australia) Pty Limited and BGC (Securities); in Japan, BGC Shoken Kaisha Limited’s Japanese branch; in Singapore, BGC Partners (Singapore) Limited and BGC Securities (Singapore) Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, the LCH (LIFFE/LME) clearing organization, of which BGC LP is a member, also imposes minimum capital requirements.

As of September 30, 2014, $333.0 million of net assets were held by regulated subsidiaries. As of September 30, 2014, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $165.7 million.

In April 2013, our Board of Directors and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee.

BGC Derivative Markets, L.P. (“BGC Derivative Markets”), a subsidiary of the Company, began operating as our Swap Execution Facility (“SEF”) on October 2, 2013. Since then, mandatory Dodd-Frank compliant execution on SEFs by Swap Dealers and Major Swap Participants commenced in February 2014 for a small number of “made available to trade “ products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized. BGC Derivative Markets has been active across the full range of Required and Permitted Products executed by U.S. based customers and we anticipate improved derivatives volumes once the international regulatory landscape becomes clearer for the majority of our clients who operate globally. In addition, BGC maintains its ownership stake in ELX, a CFTC approved DCM, which includes several of the world’s largest banks and equity holders and offers Dodd-Frank compliant swap trading to eligible market participants

Much of BGC’s global derivatives volumes continues to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, BGC also, continues to operate our Multilateral Trading facility (“MTF”) in accordance with EU directives as licensed by the FCA.

The key regulatory event outside the U.S. in 2014 was the Markets in Financial Instruments Directive (“MiFID”) Level 2 draft regulatory technical standards published by the European Securities and Markets Authority (ESMA) on May 22, 2014 which was subject to public comment ending August 1, 2014. The formal response by the European authorities is expected in December 2014 and is a fundamental step in the eventual finalization of regulatory reform within the EU currently targeted for completion in the first quarter of 2017.

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of our Class A common stock outstanding for the three and nine months ended September 30, 2014 and 2013 were as follows.

	Three Months Ended September 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Shares outstanding at beginning of period	184,001,427	136,328,061	181,583,001	123,913,759
Share issuances:
Exchanges of limited partnership interests (1)	4,005,351	42,845,569	11,766,848	51,683,294
Vesting of restricted stock units (RSUs)	134,602	121,795	877,610	745,188
Acquisitions	901,517	—	1,658,804	1,086,975
Other issuances of Class A common stock	13,644	553,786	36,521	2,453,473
Treasury stock repurchases	(3,675,696)	(966,244)	(10,541,939)	(999,722)

Shares outstanding at end of period	185,380,845	178,882,967	185,380,845	178,882,967

(1)	The issuances related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

We did not issue any shares of Class B common stock during the three and nine months ended September 30, 2014 and 2013.

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

The table below represents unit redemption and share repurchase activity for the nine months ended September 30, 2014.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions (1)(2)
January 1, 2014 – March 31, 2014	2,369,681	$6.35
April 1, 2014 – June 30, 2014	2,055,942	6.89
July 1, 2014 – September 30, 2014	7,024,702	7.58
Repurchases (3)(4)
January 1, 2014 – March 31, 2014	2,883,418	$6.64
April 1, 2014 – June 30, 2014	3,982,825	7.17
July 1, 2014 – July 31, 2014	2,145,505	7.72
August 1, 2014 – August 31, 2014	365,904	7.54
September 1, 2014 – September 30, 2014	1,164,287	7.73

Total Repurchases	10,541,939	$7.21

Total Redemptions and Repurchases	21,992,264	$7.21	$192,718,087

(1)	During the three months ended September 30, 2014, the Company redeemed approximately 3.7 million limited partnership units at an average price of $7.47 per unit and approximately 3.3 million FPUs at an average price of $7.71 per unit. During the three months ended September 30, 2013, the Company redeemed approximately 0.4 million limited partnership units at an average price of $5.70 per unit and approximately 0.1 million FPUs at an average price of $5.73 per unit.
(2)	During the nine months ended September 30, 2014, the Company redeemed approximately 7.9 million limited partnership units at an average price of $7.00 per unit and approximately 3.6 million FPUs at an average price of $7.66 per unit. During the nine months ended September 30, 2013, the Company redeemed approximately 7.4 million limited partnership units at an average price of $4.77 per unit and approximately 0.9 million FPUs at an average price of $3.87 per unit.
(3)	During the three months ended September 30, 2014, the Company repurchased approximately 3.7 million shares of its Class A common stock at an aggregate purchase price of approximately $28.3 million for an average price of $7.71 per share. During the three months ended September 30, 2013, the Company repurchased 966,244 shares of its Class A common stock at an aggregate purchase price of approximately $5.6 million for an average price of $5.77 per share.
(4)	During the nine months ended September 30, 2014, the Company repurchased approximately 10.5 million shares of its Class A common stock at an aggregate purchase price of approximately $76.0 million for an average price of $7.21 per share. During the nine months ended September 30, 2013, the Company repurchased 999,722 shares of its Class A common stock at an aggregate purchase price of approximately $5.8 million for an average price of $5.77 per share.

The fully diluted weighted-average share count for the three months ended September 30, 2014 was as follows (in thousands):

Three Months Ended September 30, 2014
Common stock outstanding (1)	220,388
Limited partnership interests in BGC Holdings	108,912
RSUs (Treasury stock method)	806
Other	1,103

Total (2)	331,209

(1)	Common stock outstanding consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended September 30, 2014, the weighted-average share count of Class A shares was 185.6 million and Class B shares was 34.8 million.
(2)	For the quarter ended September 30, 2014, approximately 44.2 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended September 30, 2014 included, on a weighted-average basis, 40.2 million shares underlying Convertible Notes and 4.0 million other securities or other contracts to issue shares of common stock. Also, as of September 30, 2014, approximately 6.4 million shares of contingent Class A common stock were excluded because the conditions for issuance had not been met by the end of the period.

At the end of the second quarter of 2013, we commenced a Global Partnership Restructuring Program, as a result of which we reduced our fully diluted share count by approximately 32 million shares. In November 2013, we entered into the Ninth Amendment to the Agreement of Limited Partnership of the Partnership (see “Ninth Amendment to Partnership Agreement” herein), which created new preferred partnership units that may not be made exchangeable into our Class A common stock and are only entitled to a distribution each quarter at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation, and accordingly they will not be included in the fully diluted share count. Going forward, we intend to continue to reduce our overall rate of share count growth by utilizing these new preferred partnership units.

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

Stock Option Exercises

We did not issue any shares of our Class A common stock related to the exercise of stock options during the three and nine months ended September 30, 2014 and 2013.

Equity Registration Statements

We currently have in place an effective equity shelf Registration Statement on Form S-3 (the “Form S-3 Registration Statement”) with respect to the issuance and sale of up to 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. On December 12, 2012, we entered into a controlled equity offering sales agreement with CF&Co (the “December 2012 Sales Agreement”), pursuant to which we may offer and sell up to an aggregate of 20 million shares of our Class A common stock. Shares of our Class A common stock sold under our controlled equity offering sales agreement are used primarily for redemptions of limited partnership interests in BGC Holdings. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of us. Under the December 2012 Sales Agreement, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. In October 2014, management was authorized to file a new registration statement and enter into a new sales agreement with Cantor on substantially similar terms with respect to an additional 20 million shares of our Class A common stock.

As of October 31, 2014, we have issued and sold an aggregate of approximately 18.0 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the December 2012 Sales Agreement, with approximately 2.0 million shares of Class A common stock remaining to be sold under this agreement. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these registrations along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2014, we have issued an aggregate of 6.3 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of September 30, 2014, we have issued approximately 176.2 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 3, 2014, at our Annual Meeting of Stockholders, our stockholders approved an amendment to our Fourth Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 200 million to 300 million the aggregate number of shares of our Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. On June 12, 2014, we filed a Registration Statement on Form S-8 with respect to the additional 100 million shares. As of September 30, 2014, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 148.1 million shares.

UNIT REDEMPTIONS AND EXCHANGES—EXECUTIVE OFFICERS

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

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

The Company has completed acquisitions, whose purchase price included an aggregate of approximately 7.6 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $40.2 million) and 4.7 million limited partnership units (with an acquisition date fair value of approximately $23.7 million) that may be issued contingent on certain targets being met through 2018.

In connection with the acquisitions above, as of September 30, 2014, the Company has issued 4.5 million shares of its Class A common stock and 1.2 million of limited partnership units related to contingent payments.

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

On July 21, 2014, the Company issued exchange rights with respect to, and Cantor purchased, an aggregate of 3,142,257 exchangeable limited partnership units in BGC Holdings consisting of (i) 1,371,058 such units in connection with the redemption by BGC Holdings of an aggregate of 1,371,058 non-exchangeable founding partner units from former Cantor partners who were former founding partners of BGC Holdings, and (ii) 1,771,199 such units in connection with the grant of exchangeability to 1,771,199 units held by former Cantor partners who were former founding partners of BGC Holdings. Such exchangeable limited partnership units were exchangeable by Cantor at any time on a one-for-one basis for shares of common stock of the Company. The aggregate net purchase price paid by Cantor for such units was $10,605,549. Immediately after Cantor’s purchases of such exchangeable limited partnership units, also on July 21, 2014, the Company purchased from Cantor an aggregate of 5 million units and shares, consisting of (i) all of such 3,142,257 units and (ii) 1,857,743 previously-owned shares of the Company’s Class A common stock, for $38.7 million based on the closing price per share of the Class A common stock on the date of such purchases.

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

STOCK LOAN TRANSACTIONS WITH CANTOR

On October 3, 2014, management was granted approval to enter into stock loan transactions with CF&Co. utilizing shares of NASDAQ OMX stock or other equities. Such stock loan transactions will bear market terms and rates.

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

TENDER OFFER TO ACQUIRE GFI GROUP, INC.

On October 22, 2014, we commenced a tender offer to acquire all outstanding shares of common stock, par value $0.01 per share (the “Shares”), of GFI Group Inc. (“GFI”), for $5.25 per Share, net to the seller in cash, without interest and less any required withholding taxes. (the “Offer”). The Offer is valued at approximately $675 million. As of September 30, 2014, we owned approximately 13.5% of GFI’s Shares.

The Offer is subject to certain terms and conditions, including the tender of a sufficient number of Shares such that, when added to the Shares owned by us, we would own a majority of the Shares on a fully diluted basis. The full terms and conditions of the Offer are set forth in the offering documents on Schedule TO that we filed with the SEC on October 22, 2014, as they may be amended from time to time (the “Tender Offer Documents”). The Offer is not subject to any financing condition. The Offer is currently scheduled to expire at 12:00 midnight, New York City time, at the end of the day on November 19, 2014, subject to any extensions.

GFI is currently a party to a series of agreements, including an Agreement and Plan of Merger and a Purchase Agreement (the “CME Merger Agreement”), each dated July 30, 2014, with CME Group Inc. (“CME”), whereby GFI agreed to merge with and into a wholly owned subsidiary of CME and, immediately following such merger, a private consortium of current GFI management would acquire from CME GFI’s wholesale brokerage and clearing businesses (the “CME Transaction”). The CME offer is $4.55 per share in stock. In addition, CME and certain stockholders of GFI, who control approximately 38% of GFI’s issued and outstanding common stock, entered into an agreement, dated July 30, 2014 (the “Support Agreement”), that provides for such stockholders to vote for the CME Transaction and vote against any alternative transaction and that prevents such stockholders from transferring their shares, including by tendering into the Offer. The restrictions in the Support Agreement continue for 12 months following the termination of the CME Merger Agreement. The Offer is not conditioned on the termination of the CME Merger Agreement or the Support Agreement, and is not conditioned on the tender of the Shares subject to the Support Agreement.

Our $5.25 per share all-cash offer represents a premium of more than 15% to the $4.55 per share all-stock transaction announced by CME and GFI on July 30, 2014 and a premium of more than 68% to the price of the Shares on July 29, 2014, the last day prior to the announcement of the CME Transaction. Additional information is set forth in the Tender Offer Documents and in our other public filings.

CF&Co is acting as our financial advisor and as the dealer-manager in connection with the Offer and will receive customary fees in connection with this engagement. We have agreed to reimburse the dealer-manager for reasonable out-of-pocket expenses incurred in connection with the Offer and to indemnify the dealer manager against certain liabilities, including certain liabilities under the U.S. federal securities laws.

This transaction has not been approved or disapproved by the U.S. Securities and Exchange Commission (“SEC”) or any state securities commission, nor has the SEC or any state securities commission passed upon the fairness or merits of this transaction or upon the accuracy or adequacy of the information contained in this document. Any representation to the contrary is a criminal offense.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	September 30, 2014	June 30, 2014	September 30, 2013
Notional Volume (in billions)
Total fully electronic volume	$3,919	$3,538	$2,167
Total hybrid volume – (1)	36,822	37,486	36,837

Total fully electronic and hybrid volume	$40,741	$41,024	$39,004

Transaction Count (in thousands, except for days)
Total fully electronic transactions	2,502	2,122	1,151
Total hybrid transactions	650	659	642

Total transactions	3,152	2,781	1,793

Trading days	64	63	64

(1)	Defined as volume from hybrid transactions conducted by BGC Brokers, exclusive of voice-only transactions.

Fully electronic volume, including new products, was $3.9 trillion for the three months ended September 30, 2014, compared to $2.2 trillion for the three months ended September 30, 2013. Our combined voice-assisted and screen-assisted volume for the three months ended September 30, 2014 was $40.7 trillion, compared to $39.0 trillion for the three months ended September 30, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at September 30, 2014 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$271,612	$52,824	$76,923	$50,252	$91,613
Notes payable and collateralized borrowings (2)	422,500	150,000	160,000	—	112,500
Interest on notes payable (3)	273,255	23,450	23,981	18,281	207,543
Other contractual obligations (4)	17,562	17,562	—	—	—

Total contractual obligations	$984,929	$243,836	$260,904	$68,533	$411,656

(1)	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $9.3 million over the life of the agreement. These sublease payments are included in the table above.
(2)	Notes payable and collateralized borrowings reflects the issuance of $150.0 million of the 8.75% Convertible Notes with a contractual maturity date in 2015 (unless earlier repurchased, exchanged or converted), $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of September 30, 2014 was approximately $151.4 million) with a contractual maturity date in 2016 (unless earlier repurchased, exchanged or converted), and $112.5 million of the 8.125% Senior Notes (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of September 30, 2014 was approximately $109.0 million) with a contractual maturity date in 2042 (which may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option). See Note 17—“Notes Payable, Collateralized and Short-Term Borrowings,” to our consolidated financial statements for more information regarding these obligations, including timing of payments and compliance with debt covenants.

(3)	The $207.5 million of interest on notes payable that is due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option, which may impact the actual interest paid.
(4)	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in our unaudited condensed consolidated statements of financial condition.

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

The fair value of RSU awards to employees is determined on the date of grant, based on the market value of our Class A common stock. Generally, RSUs granted by us as employee compensation do not receive dividend equivalents; as such, we adjust the fair value of the RSUs for the present value of expected forgone dividends, which requires us to include an estimate of expected dividends as a valuation input. This grant-date fair value is amortized to expense ratably over the awards’ vesting periods. For RSUs with graded vesting features, we have made an accounting policy election to recognize compensation cost on a straight-line basis. The amortization is reflected as non-cash equity-based compensation expense in our consolidated statements of operations.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended September 30, 2014 and 2013, we incurred compensation expense, before associated income taxes, of $47.3 and $5.4 million, respectively, related to the grant of exchangeability on partnership units. During the nine months ended September 30, 2014 and 2013, we incurred compensation expense, before associated income taxes, of $96.5 and $28.9 million, respectively, related to the grant of exchangeability on partnership units. In addition, during the nine months ended September 30, 2013, the Company redeemed or exchanged limited partnership units in connection with its Global Partnership Restructuring Program and incurred compensation expense, before associated income taxes of $304.1 million.

At the end of the second quarter of 2013, we commenced a Global Partnership Restructuring Program. As a result of the program, we reduced the number of BGC Holdings limited partnership units outstanding by approximately 76 million units and granted approximately 44 million shares of our Class A common stock, of which approximately 41 million were restricted shares. Taken together, these actions reduced our fully diluted share count by approximately 32 million shares.

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

At the end of the second quarter of 2013, the Company commenced a Global Partnership Restructuring Program to provide retention incentives and to allow the Company to take advantage of certain tax efficiencies. Under the program, certain BGC Holdings limited partnership units were redeemed or exchanged for restricted stock. Due to the net redemption/exchange of the limited partnership units described above, the Company determined that the collectability of a portion of the employee loan balances were not expected and, therefore, the Company recognized a reserve for the three months ended June 30, 2013 in the amount of approximately $160.5 million. The compensation expense related to this reserve is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

As of September 30, 2014 and December 31, 2013, the aggregate balance of employee loans, net of reserve, was $143.3 million and $142.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2014 and 2013 was $7.1 million and $7.7 million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2014 and 2013 was $21.4 million and $187.9 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of the end of the second quarter of 2013, pursuant to our Global Partnership Restructuring Program, the Company redeemed or exchanged approximately 76 million limited partnership units held by partners of BGC Holdings. Pursuant to the Program, the Company has delivered an aggregate of approximately 44 million shares of the Company’s Class A common stock to the partners.

As of September 30, 2014, there were 185,380,845 shares of our Class A common stock outstanding, of which 1,812,785 shares were held by Cantor and CFGM, Cantor’s managing general partner. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of September 30, 2014, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 65.6% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through September 30, 2014, Cantor has distributed to its current and former partners an aggregate of 20,272,320 shares of Class A common stock, consisting of (i) 18,845,763 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,426,557 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of September 30, 2014, Cantor is still obligated to distribute to its current and former partners an aggregate of 16,327,709 shares of Class A common stock, consisting of 14,525,981 April 2008 distribution rights shares and 1,801,728 February 2012 distribution rights shares.

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

As of September 30, 2014, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 220,228,952 units and 220,228,952 units, representing approximately 67.4% and 67.4% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 106,621,664 units and 106,621,664 units, representing approximately 32.6% and 32.6% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As of September 30, 2014, outstanding BGC Holdings partnership interests included 40,788,301 limited partnership units, 17,050,430 founding/working partner units and 48,782,933 Cantor units.

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

Cantor units are generally exchangeable with us for our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable founding/working partner units, none of which was redeemed/exchanged in the Global Partnership Restructuring Program. As of September 30, 2014, there were 511,453 non-exchangeable founding/working partner units with respect to which Cantor had the right to acquire an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly are not included in the fully diluted share count. Each quarter, the net profits of BGC Holdings will be allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of September 30, 2014, there were 8,544,365 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

On May 9, 2014, partners of BGC Holdings approved the Tenth Amendment to the Agreement of Limited Partnership of BGC Holdings effective as of May 9, 2014. In order to facilitate partner compensation and for other corporate purposes the Tenth Amendment creates a new class of partnership units (NPSUs), which are working partner units. For more information, see Note 13—“Related Party Transactions” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Tenth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

The following diagram illustrates our organizational structure as of September 30, 2014. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
Limited Partnership Interests (45.8% of economics of BGC Holdings)
15.0% indirect economic interest in BGC U.S. and BGC Global
Class A common stock (0.8% of economics and 0.3% of voting power of BGC Partners, Inc.) and Class B common stock (15.8% of economics and 65.3% of voting power of BGC Partners, Inc.)
11.2% indirect economic interest in BGC U.S. and BGC Global
Class A common stock (83.4% of economics and 34.4% of voting power of BGC Partners, Inc.)
56.1% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
Limited Partnership Interests (67.4% of economics of BGC U.S.)
General Partnership Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interests (67.4% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
Limited Partnership Interests (54.2% of economics of BGC Holdings)
17.7% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
General Partnership Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interests (32.6% of economics of BGC U.S.)
General Partnership Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interests (32.6% of economics of BGC Global)
BGC U.S.
BGC Global

*	Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 16.6% of the voting power, and the public stockholders would hold 83.4% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) Cantor’s economic interest in our 8.75% convertible notes or the 23,934,994 shares of Class A common stock acquirable by Cantor upon conversion thereof (if Cantor converted all of the 8.75% convertible notes into shares of Class A common stock, Cantor would hold 67.1% of the voting power, and the public stockholders would hold 32.9% of the voting power (and Cantor’s indirect economic interests in each of BGC U.S. and BGC Global would be 31.2%)); (b) 16,260,160 shares of Class A common stock issuable upon conversion of our 4.50% convertibles notes; (c) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (d) 8,544,365 Preferred Units granted and outstanding to BGC Holdings partners (see “Partnership Structure” herein); and I 5,000,000 NPSUs granted and outstanding to BGC Holdings partners.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2014 through September 30, 2014 as follows: (a) an aggregate 3,480,230 Global Partnership Restructuring Program shares of Class A common stock issued by us; (b) 120,362 April 2008 distribution rights shares distributed by Cantor, but not the 14,525,981 shares remaining to be distributed by Cantor; (c) 3,869 February 2012 distribution rights shares distributed by Cantor, but not the 1,801,728 shares remaining to be distributed by Cantor; (d) 10,541,939 shares of Class A common stock repurchased by us, including 1,857,743 shares from Cantor; (e) 6,716,775 shares of Class A common stock sold by us under the December 2012 sales agreement pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-185110), but not the 2,642,587 shares remaining for sale by us under such sales agreement; (f) 1,658,804 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 13,704,822 shares remaining available for issuance by us under such Registration Statement; (g) 36,521 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,823,808 shares remaining available for issuance by us under such Registration Statement; (h) 100,941 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 246,372 shares remaining available for sale by selling stockholders under such Registration Statement; (i) 205,320 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,491,717 shares remaining available for sale by selling stockholders under such Registration Statement; (j) 4,733,550 limited partnership; founding/working partner and Cantor units redeemed or repurchased by us for cash, including 3,142,257 Cantor units; and (k) an aggregate of 24,205,069 limited partnership units granted by BGC Holdings.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $176.7 million as of September 30, 2014. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 9—“Marketable Securities” and Note 11—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

Interest Rate Risk

BGC Partners had $410.3 million in fixed-rate debt outstanding as of September 30, 2014. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of September 30, 2014. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

During the three months ending September 30, 2014, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 18—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Set forth below are certain additional risk factors:

There can be no assurance that our tender offer to acquire all of the outstanding shares of GFI Group will succeed on the terms proposed or in the timeframe currently contemplated, or at all.

On October 22, 2014, we commenced a tender offer to acquire all of the outstanding shares of GFI Group, Inc. (“GFI Group”) for $5.25 per share in a transaction valued at approximately $675 million (the “Offer”). For the terms and conditions, see our Schedule TO, and any amendments thereto, filed with the Securities and Exchange Commission. There can be no assurance that the Offer will be consummated on the terms proposed or in the timeframe currently contemplated, or at all. Further, any resulting uncertainty may be disruptive to us or to GFI Group and our respective operations, and may have a material adverse effect on the value of the common stock of GFI Group, including those shares owned by us.

The Offer and/or acquisition of GFI Group will require significant cash resources and may lead to a significant increase in the level of our indebtedness.

Although the Offer is not is not subject to a financing condition, the Offer may lead to a significant increase in the level of our indebtedness, particularly if we were to acquire 100% of the GFI Group common stock not already owned by us. We may choose to finance any such purchase with additional levels of indebtedness, which could include the issuance of bonds to replace the previously-announced bridge loan, or other short- or long-term financing arrangements. While we expect to issue bonds on terms and conditions consistent with our current investment grade rating, no assurance can be given with respect to the price, rate or other terms of any such financing or the impact on existing resources, sources of funds or our general working capital or other needs. Whether or not we consummate the Offer and/or acquire GFI Group, we will also incur substantial non-recurring transaction costs in connection with the proposed transaction. Further, if we are successful in completing the Offer, the consolidation of GFI Group for financial reporting purposes could significantly increase the amount of our consolidated indebtedness apart from any additional indebtedness that we may incur in connection with any financing of the Offer. Any such additional indebtedness may restrict the ability to raise additional capital on favorable terms and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect on a combined business. Any of these factors or others could have a material adverse effect on our business.

If we complete the Offer and/or acquisition of GFI Group, expected revenue opportunities, cost savings, and other benefits and synergies may not occur in the currently contemplated timeframe, or at all, and we may become subject to unknown operational, financial, control, and compliance risks and liabilities of GFI Group.

If the Offer and/or acquisition of GFI Group were to be completed, the anticipated revenue opportunities, cost savings, and other benefits and synergies from any such transaction may not be fully realized, if at all, or may take longer to realize than currently contemplated. In addition, future earnings of our combined businesses could be adversely affected by a variety of factors, including, but not limited to, the impact of competition from other marketplace participants; economic conditions, including changes in trading volumes, inflation rates, interest rates, tax rates, or the availability of capital; our ability to comply with all covenants in our credit facilities; and the risks and uncertainties disclosed by GFI Group and us with respect to our respective businesses as described in our respective reports and documents filed with the SEC. Further, we have only conducted a due diligence review of GFI Group’s publicly disclosed information in connection with the Offer. We may be exposed to various operational, financial, control, and compliance risks and liabilities of GFI Group that are not publicly disclosed. As a result, if the Offer is consummated, we may be subject to unknown risks and liabilities. Any such factors or others could have a material adverse effect on our business.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2014 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2014 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/S/ HOWARD W. LUTNICK

Name:	Howard W. Lutnick
Title:	Chairman of the Board and
Chief Executive Officer

/S/ ANTHONY GRAHAM SADLER

Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: November 7, 2014

[Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 dated November 7, 2014.]

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2014 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.