Form 10-K
period 2014-12-31
BGC Partners, Inc.
filed 2015-03-02
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2014 as reported on NASDAQ, was approximately $1,304,070,812.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2015
Class A Common Stock, par value $0.01 per share	186,581,397 shares
Class B Common Stock, par value $0.01 per share	34,848,107 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

BGC Partners, Inc.

2014 FORM 10-K ANNUAL REPORT

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below and may impact either or both of our operating segments:

•	market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets and markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;

•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;

•	our relationships with Cantor Fitzgerald, L.P. and its affiliates (“Cantor”), including Cantor Fitzgerald & Co. (“CF&Co”) and Cantor Commercial Real Estate Company, L.P. (“CCRE”), any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, CF&Co’s acting as our sales agent under our controlled equity or other offerings, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co, and any services by CCRE with respect to finding and reviewing suitable acquisition or partner candidates, structuring transactions, and negotiating and due diligence services;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks, and the impact of natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•	the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political impasses;

•	the effect on our businesses of reductions in overall industry volumes in certain of our products as a result of Federal Reserve Board quantitative easing, the ending of quantitative easing, and other factors, including the level and timing of governmental debt issuances and outstanding amounts;

•	the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, quantitative easing, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions;

•	extensive regulation of our businesses, changes in regulations relating to the financial services, commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, fines, penalties, sanctions, enhanced oversight, increased financial and capital requirements, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•	factors related to specific transactions or series of transactions, including credit, performance, and unmatched principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•	costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received and the impact thereof on our financial results and cash flows in any given period;

•	certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage and the need for short- or long-term borrowings or other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks, increased borrowing costs, as well as interest rate and foreign currency exchange rate fluctuations;

•	risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, or others;

•	our ability to enter new markets or develop new products, trading desks, marketplaces, or services and to induce customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•	our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our real estate services business, the anticipated benefits of any such transactions or relationships and the future impact of any such transactions or relationships on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

•	our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals;

•	our ability to expand the use of technology for hybrid and fully electronic trading in our product offerings;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•	our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•	information technology risks, including, capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents;

•	the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity offerings or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•	our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P. (“BGC Holdings”) or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•	the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable debt securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% convertible notes and counterparties to our capped call transactions, and resales of shares of our Class A common stock by Cantor or by others of shares acquired from us or Cantor, including pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our convertible notes, conversions or exchanges of our convertible or exchangeable debt securities, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

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

Our website address is www.bgcpartners.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D with respect to our securities filed on behalf of Cantor, CF Group Management, Inc. (“CFGM”), our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industry and business. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Throughout this document BGC Partners, Inc. is referred to as “BGC” and, together with its subsidiaries, as the “Company,” “BGC Partners,” “we,” “us,” or “our.”

Our Business

We are a leading global brokerage company servicing the financial and real estate markets through our two segments, Financial Services and Real Estate Services. Our Financial Services segment specializes in the brokerage of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, commodities, futures and structured products. We also provide a wide range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter or through an exchange. Through our BGC Trader™ and BGC Market Data brands, we offer financial technology solutions, market data, and analytics related to select financial instruments and markets.

Newmark Grubb Knight Frank (“NGKF”) is a full-service commercial real estate platform that comprises our Real Estate Services segment. Through NGKF, we offer commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and financial services, consulting, project management, and property and facilities management.

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. We have offices in dozens of major markets, including New York and London, as well as Atlanta, Beijing, Boston, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, San Francisco, Santa Clara, Săo Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

As of December 31, 2014, we had 2,863 brokers, salespeople and other front-office professionals.

Our History

The voice brokerage business within our Financial Services segment originates from one of the oldest and most established inter-dealer franchises in the financial intermediary industry. Cantor started our wholesale intermediary brokerage operations in 1972. In 1996, Cantor launched the eSpeed system, which revolutionized the way government bonds are traded in the inter-dealer market by providing a fully electronic trading marketplace. eSpeed, Inc. completed an initial public offering in 1999 and began trading on NASDAQ, yet remained one of Cantor’s controlled subsidiaries. Following eSpeed’s initial public offering, Cantor continued to operate its inter-dealer voice brokerage business separately from eSpeed. In August 2004, Cantor announced the reorganization and separation of its inter-dealer voice brokerage business into a subsidiary called “BGC,” in honor of B. Gerald Cantor, the pioneer in screen brokerage services and fixed income market data products. In April 2008, BGC and certain other Cantor assets merged with and into eSpeed, and the combined company began operating under the name “BGC Partners, Inc.” In June 2013, BGC sold certain assets relating to its U.S. Treasury benchmark business and the name eSpeed to the NASDAQ OMX Group (see “NASDAQ OMX Transaction”).

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

Since the formation of BGC in 2004, we have substantially rebuilt our U.S. presence and have continued to expand our global footprint through the acquisition and integration of established brokerage companies and the hiring of experienced brokers. Through these actions, we have been able to expand our presence in key markets and position our Financial Services business for sustained growth. Recent acquisitions include:

•	October 2012—Various assets of North American municipal bond inter-dealer broker Wolfe & Hurst Bond Brokers, Inc.;

•	December 2012—Acquisition of Ginalfi Finance, a Paris-based inter-dealer specializing in the intermediation of money market products, credit bonds, government bonds and swaps;

•	February 2013—Acquisition of the business and certain assets of Sterling International Brokers Limited, a London-based financial brokerage firm specializing in Pound Sterling and other major currency transactions;

•	February 2014—Acquisition of the assets of HEAT Energy Group, an independent energy brokerage company focused on regional power markets and natural gas swaps;

•	May 2014—Acquisition of Remate Lince, a leading Mexican inter-dealer broker specializing in interest rate derivatives and bond brokerage; and

•	December 2014— Acquisition of the U.K. assets and subsidiaries of RP Martin Group, an inter-dealer brokerage firm specializing in European rates and foreign exchange product, and an agreement to acquire the Swedish and Dutch assets of Martin Group during 2015.

•	February 2015—See “Acquisition of GFI Group Inc.”

Our Real Estate Services business was created through various acquisitions. Specifically, we have made the following acquisitions since 2011:

•	October 2011—Newmark & Company Real Estate, Inc. and certain of its affiliates, a leading U.S. commercial real estate brokerage and advisory firm serving corporate and institutional clients (“Newmark”).” Newmark is associated with London-based Knight Frank LLP;

•	April 2012—Substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries, which we have integrated with Newmark, resulting in the Newmark Grubb Knight Frank brand;

•	December 2012—Acquisition of a commercial real estate services firm, Denver-based Frederick Ross Company;

•	December 2012—Acquisition of a commercial real estate services firm, Philadelphia-based Smith Mack;

•	August 2014—Acquisition of a commercial real estate services firm, Northern California-based Cornish & Carey Commercial; and

•	December 2014 to Present—An agreement to acquire Apartment Realty Advisors and its members (collectively, “ARA”), a privately held, full-service investment brokerage network focusing exclusively on the multi-housing industry, with the acquisitions of 15 out of 16 members having closed as of February 27, 2015.

Acquisition of GFI Group Inc.

On February 26, 2015, we successfully completed our tender offer to acquire shares of common stock, par value $0.01 per share (the “Shares”), of GFI Group Inc. (“GFI”) for $6.10 per share in cash and accepted for purchase approximately 54.6 million shares (the “Tendered Shares”) tendered to us pursuant to our offer (the “Offer”). The Tendered Shares, together with the 17.1 million Shares already owned by us, represent approximately 56.3% of GFI’s outstanding shares. We expect to issue payment for the Tendered Shares on March 3, 2015 in the aggregate amount of $332.8 million. GFI is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves more than 2,500 institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes.

GFI will be a controlled company of ours and will operate as our division, reporting to Shaun Lynn, our President. Its financial results will be consolidated with ours. Going forward, BGC and GFI are expected to remain separately branded divisions. Founded in 1987 and headquartered in New York, GFI employs over 2,000 people globally, with additional offices in London, Paris, Brussels, Nyon, Dublin, Madrid, Sugar Land (TX), Hong Kong, Tel Aviv, Dubai, Manila, Seoul, Tokyo, Singapore, Sydney, Cape Town, Santiago, Bogota, Buenos Aires, Lima and Mexico City.

On February 19, 2015, we and one of our subsidiaries entered into a Tender Offer Agreement with GFI (the “TO Agreement”). Pursuant to the TO Agreement, the board of directors of GFI unanimously agreed to support our Offer and to expand GFI’s board and our designation of certain members. The TO Agreement also contained an offer extension and a reduction to the minimum tender condition of the Offer. We have designated six directors to the expanded eight-member GFI board. These new GFI board members are Howard Lutnick, our Chairman and Chief Executive Officer, Shaun Lynn, our President, Stephen Merkel, our Executive Vice President, General Counsel and Secretary, William J. Moran, the former Executive Vice President of JPMorgan Chase & Co. and our current director and Audit Committee Co-Chairman, Peter J. Powers, President and Chief Executive Officer of Powers Global Strategies LLC and Michael Snow, Managing Member and Chief Investment Officer of Snow Fund One, LLC. Messrs. Moran, Powers and Snow are independent directors. The other conditions of the TO Agreement were met.

GFI’s current Executive Chairman, Michael Gooch, and its current Chief Executive Officer, Colin Heffron, will remain as executives and directors of GFI and shall continue as Chairman and CEO, respectively, of the GFI division. Mr. Gooch shall also hold the title of Vice Chairman of BGC Partners, L.P. Mr. Heffron will enter into an amended and restated GFI employment agreement which will continue to provide him with certain annual cash and equity compensation and severance arrangements. Mr. Gooch will enter into a fixed term employment agreement which will provide him with certain cash and equity compensation. Pursuant to the TO Agreement, BGC has agreed to promptly establish a Distributable Earnings Bonus Pool (the “Pool”) program in an amount equal to one times the average annual distributable earnings as defined of the GFI inter-dealer brokerage business for the three successive 12-month periods beginning on July 1, 2015. The Pool will be in the form of an award of restricted equity units and preferred restricted equity units of BGC Holdings, L.P and will be allocated 35% to Mr. Gooch, 35% to Mr. Heffron and 30% to other GFI employees as mutually agreed by Messrs. Gooch and Heffron and BGC. As a condition to participation in the Pool, each participant (including Messrs. Gooch and Heffron) is required to enter into a non-competition and award agreement containing the terms and conditions of his or her participation, which terms include the participant’s continued employment through July 1, 2018 and certain conditions, obligations and covenants (including non-competition, non-solicitation, non-hire non-disclosure provisions).

Prior to the entry into the TO Agreement, GFI was previously a party to a series of agreements, including an Agreement and Plan of Merger and a Purchase Agreement (the “CME Merger Agreement”), each dated July 30, 2014, as amended, with CME Group Inc. (“CME”) and certain of its affiliates, whereby GFI had agreed to merge with and into a wholly owned subsidiary of CME and, immediately following such merger, a private consortium of current GFI management would acquire from CME GFI’s wholesale brokerage and clearing businesses (such transactions collectively, the “CME Transaction”). In addition, CME, Jersey Partners, Inc. (“JPI”) and certain other stockholders of GFI, who collectively control approximately 38% of GFI’s issued and outstanding Shares, entered into an agreement, dated July 30, 2014 (the “Support Agreement”), that provided for such stockholders to vote for the CME Transaction and vote against any alternative transaction and that prevented such stockholders from transferring their Shares, including by tendering into the Offer. The CME Merger Agreement and the CME Transaction were terminated on January 30, 2015. The restrictions in the Support Agreement continue until on or about January 30, 2016.

Under the TO Agreement, JPI has the right to request, within the period of 21 days following the earlier of (x) the expiration or termination of the Support Agreement or (y) February 19, 2016, that we complete a back-end merger in which each remaining Share would be converted into $6.10, with holders of Shares (other than JPI) receiving cash, and holders of JPI common stock receiving a mix of cash and shares of our Class A common stock (“BGC Stock”) valued at the closing price of BGC Stock on the date prior to the date of the TO Agreement in respect of each Share indirectly owned by such holder through JPI. The amount of consideration to be received by Messrs. Gooch and Heffron, as holders of JPI common stock, in the back-end merger is subject to reduction in certain circumstances, and our obligation to pay consideration to such holders in the back-end merger is also subject to certain conditions, each as described in the TO Agreement.

Pursuant to the TO Agreement, we will execute certain ancillary agreements, including amendments to our existing administrative services agreement and the Tower Bridge administrative services agreements between us and our various affiliates and subsidiaries, including Cantor and its affiliates. GFI employees holding RSUs will receive $6.10 per RSU in cash based on their pre-existing vesting schedules. We and GFI have also agreed that GFI will establish a retention bonus pool for employees of GFI, which may be payable in the forms of forgivable loans and equity or partnership awards of us or our affiliates.

NASDAQ OMX Transaction

On June 28, 2013, we completed the sale (the “NASDAQ OMX Transaction”) of certain assets to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). At the closing, NASDAQ OMX purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (the “Purchased Assets”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably in each of the fifteen years following the closing. The $750 million in cash paid at closing was subject to adjustment for certain pre-paid amounts and accrued costs and expenses, and the 14,883,705 shares of NASDAQ OMX common stock will be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ OMX, as a whole, is equal to or greater than $25 million. On each of November 12, 2013 and November 10, 2014, we received 992,247 shares of NASDAQ OMX common stock in accordance with the agreement. The contingent future issuances of NASDAQ OMX common stock are also subject to acceleration upon the occurrence of certain events, including the acquisition by any person of 50% or more of NASDAQ OMX’s stock (including by merger), NASDAQ OMX ceasing to hold Purchased Assets representing 50% or more of the aggregate revenue attributable to the Purchased Assets as of the closing, and the sale of all or substantially all of NASDAQ OMX’s assets, as well as to certain anti-dilution provisions.

As a result of the NASDAQ OMX Transaction, we only sold our on-the-run, benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury notes and bonds. Over time, we have built these six instruments into some of the deepest and most liquid markets in the world. This platform, together with the directly related market data and co-location businesses, generated approximately $99 million in revenues in 2012 and $48.6 million in revenues in the first six months of 2013. We retain all of our other voice, hybrid, and fully electronic trading, market data, and software businesses, including voice, hybrid and electronic brokerage of off-the-run U.S. Treasuries, as well as Treasury Bills, Treasury Swaps, Treasury Repos, Treasury Spreads, and Treasury Rolls. We also continue to offer voice brokerage for on-the-run U.S. Treasuries.

Overview of Our Products and Services

Financial Services

Financial Brokerage

We are focused on serving three principal financial brokerage markets:

•	traditional, liquid brokerage markets, such as government bonds;

•	illiquid markets, such as emerging market bonds and single name credit derivatives; and

•	targeted local markets throughout the world, such as rates products in Brazil.

We provide electronic marketplaces in several financial markets through various products and services, including BGC Trader and Volume Match, a multi-asset hybrid offering for voice and electronic execution. These electronic marketplaces include government bond markets, interest rate derivatives, spot foreign exchange, foreign derivatives, corporate bonds, and credit derivatives. We believe that BGC Trader is a comprehensive application providing volume, access, speed of execution and ease of use. Our trading platform establishes a direct link between our brokers and customers and occupies valuable real estate on traders’ desktop, which is difficult to replicate. We believe that we can leverage our platform to offer fully electronic trading as additional products transition from voice and hybrid trading to fully electronic execution.

We have leveraged our hybrid platform to provide real-time product and pricing information through our BGC Trader application. We also provide straight-through processing to our customers for an increasing number of products. Our end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems. Customers can access our trading application through our privately managed global high speed data network, over the Internet, or through third-party communication networks.

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

Market Data

BGC Market Data is a supplier of real-time, tradable, indicative, end-of-day and historical market data. Our market data product suite includes fixed income, interest rate derivatives, credit derivatives, foreign exchange, foreign exchange options, money markets, energy and equity derivatives and structured market data products and services. It is made available to financial professionals, research analysts and other market participants via direct data feeds and BGC-hosted FTP environments, as well as via information vendors such as Bloomberg, Thomson Reuters, Interactive Data Corporation and other select specialist vendors.

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

Our Software Solutions business provides the software and technology infrastructure for the transactional and technology related elements of Freedom International Brokerage Company’s (“Freedom”) marketplace as well as certain other services in exchange for specified percentages of transaction revenue from the marketplace. It also provides certain technology services to support ELX’s electronic trading platform.

Aqua Business

In October 2007, we spun off our former eSpeed Equities Direct business to form Aqua Securities, L.P. (“Aqua”), a business owned 51% by Cantor and 49% by us. Aqua’s purpose is to provide access to new block trading liquidity in the equities markets. The SEC has granted approval for Aqua to operate an Alternative Trading System in compliance with Regulation ATS.

Real Estate Services

Throughout this Form 10-K, we refer to our Real Estate Services business and to NGKF interchangeably. NGKF was formed through the acquisition of Newmark & Company Real Estate, Inc. and certain of its affiliates in October 2011 and the purchase of substantially all of the assets of Grubb & Ellis Company in April 2012. NGKF is a full-service commercial real estate platform that comprises our Real Estate Services segment, offering commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and financial services, consulting, project management, and property and facilities management.

As of December 31, 2014, we owned and operated approximately 60 offices in the U.S. We generate revenues from commissions on transactions, management fees on a contractual and per project basis, fees for Global Corporate Services and consulting fees.

We also have agreements in place to operate on a collaborative and cross-referral basis with certain independently owned offices in the United States and elsewhere in the Americas in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independently owned offices generally use some variation of Newmark’s branding in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently-owned offices, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where our Real Estate Services business does not have a physical presence.

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

NGKF has consistently won a number of U.S. industry awards and accolades in recognition of its performance and achievements. These include being named or receiving:

•	“Top 25 Brokers” by National Real Estate Investor, # 4 in 2014 (brokers) and #6 in 2013 (property managers), with a 19% increase from the previous year;

•	Ranked #3 amongst top commercial real estate brands by The Lipsey Company in 2014;

•	Top 10 in sales volume based upon a 2014 Real Capital Analytics Survey;

•	Ranked #4 among “Most Powerful Brokerage Firms” and #7 “Top Property Managers” by Commercial Property Executive magazine for 2014;

•	Ranked #4 “New York’s Largest Commercial Property Managers” by Crain’s New York Business magazine for 2014;

•	One of the top 100 outsourcing firms for 2014 by the International Association of Outsourcing Professionals;

•	Winner of 10 awards over the last 11 years from the Real Estate Board of New York;

•	Newmark Cornish & Carey Commercial ranked #1 commercial real estate firm by Silicon Valley Business Journal for 2014;

•	Ranked #1 Manhattan retail brokerage firm by The Real Deal magazine for 2013;

•	Completed 5 of the top 10 office leasing deals and the #1 deal in Manhattan in the first half of 2014 according to Crain’s New York Business magazine; and

•	ARA ranked #2 of the Top Brokers of Multi-Family Properties for 2014 by Real Estate Alert.

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

We offer a diverse range of real estate brokerage and transactional services including:

•	Tenant Representation. We represent tenants in the office, industrial, retail, data center, healthcare and hospitality sectors. Tenant representation services include space acquisition and disposition, strategic planning, site selection, financial and market analysis, economic incentives analysis, lease negotiations, lease auditing and project management.

•	Owner Representation. We represent both owners and investors. Services include agency leasing, property assessment, prospecting/canvassing, marketing and repositioning strategy, financial analysis, lease negotiation and tenant retention.

•	Investment Sales and Capital Markets. We provide clients with strategic solutions to their real estate capital concerns. NGKF offers a broad range of real estate capital markets services, including investment sales and access to providers of debt and equity financing. Representing buyers and sellers, we provide access to a broad range of services, including asset sales, sale leasebacks, asset management, valuation, mortgage and entity-level financing and due diligence. The transactions we broker involve vacant land, new real estate developments and existing buildings. NGKF specializes in arranging equity or debt for most types of value-added commercial real estate, including land, condominium, conversions, subdivisions, office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage and special use.

•	Valuation Services. Our Landauer Valuation & Advisory division is a leader in valuation and advisory services, having provided quality insight into client real estate assets for more than 75 years.

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

Real Estate Management Services

Through our NGKF brand, we have the ability to provide commercial property and facility management services to tenants, owners and landlords. We offer a diverse range of management services to clients, many of whom also use our real estate brokerage services, including:

•	Property and Facilities Management. NGKF manages a broad range of properties, including headquarters, facilities and office space, for a broad cross section of companies, including Fortune 500 companies. We manage the day-to-day operations and maintenance for urban and suburban commercial properties of most types, including office, industrial, data centers, healthcare, retail, call centers, urban towers, suburban campuses, and landmark buildings. Property management services include building operations and maintenance, leasing, vendor and contract negotiation, project oversight and value engineering, labor relations, property inspection/quality control, property accounting and financial reporting, cash flow analysis, financial modeling, lease administration, due diligence, and exit strategies. Facilities management services also include facility audits and reviews, energy management services, janitorial services, mechanical services, bill payment, maintenance, project management, and moving management. As of December 31, 2014, we had approximately 165 million square feet managed globally by offices owned by us.

•	Global Corporate Services. NGKF provides what we believe are comprehensive, beginning-to-end corporate services solutions for clients. We thoroughly assess clients’ business objectives and long-term goals, and then implement real estate and operational strategies designed to reduce costs and increase flexibility and profitability for clients regarding their real estate needs. Services include brokerage services, account management, transition management, lease administration, operations consulting, transaction management, financial integration, project management, and facilities management. Our real estate business utilizes a variety of proprietary technology tools to facilitate provision of transaction and management services to our clients. For example, our global corporate services professionals utilize our proprietary NGKF Vision Tool, which provides data integration, analysis and reporting, as well as the capability to analyze potential “what if” scenarios to support client decision-making. Our proprietary NGKF Analytics solution integrates data from client HR and ERP systems, government, Internet sources and NGKF internal databases to support our professionals in providing information analysis and insight to clients in managing their portfolios.

•	Consulting Services. Through our Global Corporate Services business, we seek to develop and implement best practices to align our clients’ real estate needs with their overall business strategies. Consulting services include development, operations and portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, and operations and industrial consulting. Project management services include master planning, internal space design and configuration, retail, hospitality, medical, higher education and transportation spaces. Industrial service offerings also include logistics evaluation, strategic planning and building repositioning, facility assessment, financial and economic incentive analysis, drive time studies, geographic searches and zoning issues.

Customers

In Financial Services, we primarily serve the wholesale inter-dealer market, including many of the world’s largest banks that regularly trade in capital markets, brokerage houses, investment firms, hedge funds, and investment banks. Customers using our branded products and services also include professional trading firms, futures commission merchants and other professional market participants and financial institutions. Our market data products and services are available through many platforms and are available to a wide variety of capital market participants. including banks, investment banks, brokerage firms, asset managers, hedge funds, investment analysts and financial advisors. We also license our intellectual property portfolio and Software Solutions to various financial markets participants. For the year ended December 31, 2014, our top ten Financial Services customers, collectively, accounted for approximately 25.2% of our total revenue on a consolidated basis, and our largest customer accounted for approximately 3.0% of our total revenue on a consolidated basis.

In our Real Estate Services segment, our customers include a full range of real estate owners, tenants, investors, lenders and multi-national corporations in the markets we serve. For the year ended December 31, 2014, our top ten Real Estate Services customers, collectively, accounted for approximately 2.9% of our total revenue on a consolidated basis, and our largest customer accounted for approximately 0.7% of our total revenue on a consolidated basis.

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

Real Estate Services

Sales and marketing efforts for our Real Estate Services business occur on several interrelated levels. Our Real Estate Services marketing team seeks to develop the NGKF brand and to highlight its expansive platform while reinforcing NGKF’s position as a leading commercial real estate services firm in the U.S. This is accomplished through media relations, industry sponsorships, and sales collateral and targeted advertising in trade and business publications. We believe that an emphasis on our Real Estate Services businesses’ unique capabilities and specialty groups, such as Capital Markets, Retail, Healthcare, Hospitality and Global Corporate Services, enables us to demonstrate our strengths and differentiate ourselves from our competitors. These multi-market business groups provide customized collateral, website and technology solutions that address specific client needs. On a local level, NGKF offices (including those owned by us and independently-owned offices) have access to tools and templates that arm NGKF sales professionals with the market knowledge we believe is necessary to educate and advise clients, and also to bring properties to market quickly and effectively. This includes proprietary research and analyses, web-based marketing systems, and ongoing communications and training about the firm’s depth and breadth of services. Our Real Estate Services business provides marketing services and materials to certain independently owned offices as part of their overall agreement allowing them to use Newmark’s branding. We also benefit from shared referrals and materials from local offices.

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

Inter-Dealer Trading Technology. We utilize a sophisticated proprietary electronic trading platform to provide execution and market data services to our customers. The services are available through the proprietary API, FIX and a multi-asset proprietary trading platform, BGC Trader. The platform presently supports a wide and constantly expanding range of products and services, which includes FX Options, European corporate bonds, European CDS, interest rate swaps in multiple currencies, US REPO, TIPS, MBS, and other products. Every product on the platform is supported in either view-only, hybrid/managed or fully electronic mode, and can be transitioned from one mode to the next in response to market demands. The flexible BGC technology stack is designed to support feature-rich workflows required by the hybrid mode as well as delivering high throughput and low transaction latency required by the fully-electronic mode. Trades executed by our customers in any mode are eligible for immediate electronic confirmation through direct straight-through processing (“STP”) links as well as STP hubs. The BGC trading platform services are operated out of several globally distributed datacenters and delivered to customers over BGC’s global private network, third-party connectivity providers as well as the Internet. BGC’s proprietary graphical user interfaces and the API/FIX connectivity are deployed at hundreds of major banks and institutions and service thousands of users.

Post-Trade Technology. Our platform automates previously paper and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost of many of our customers’ back offices and enabling STP. In addition to our own system, confirmation and trade processing is also available through third-party hubs, including Swapswire, T-Zero, Reuters RTNS, Logicscope and STP in FIX for various banks.

We have electronic connections to most mainstream clearinghouses, including The Depository Trust & Clearing Corporation (“DTCC”), CLS Group, Euroclear, Clearstream, Monte Titoli, LCH.Clearnet, Eurex Clearing, CME Clearing and the Options Clearing Corporation (“OCC”). As more products become centrally cleared, and as our customers request that we use a particular venue, we expect to expand the number of clearinghouses to which we connect in the future.

Systems Architecture. Our systems consist of layered components, which provide matching, credit management, market data distribution, position reporting, customer display and customer integration. The private network currently operates from four concurrent core data centers (two of which are in London, one of which is in Rochelle Park, New Jersey, which we have rights to use until June 2015 pursuant to an agreement with NASDAQ OMX, and one of which is in Trumbull, Connecticut) and six hub cities throughout the world acting as distribution points for all private network customers. After June 2015, we plan to transfer the Rochelle Park data center to a co-location center in New Jersey. Our network hubs beyond the core data centers are in Chicago, Hong Kong, Săo Paolo, Singapore, Tokyo and Toronto. The redundant structure of our system provides multiple backup paths and re-routing of data transmission in the event of failure.

In addition to our own network system, we also receive and distribute secure trading information from customers using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global customers.

Software Development

We devote substantial efforts to the development and improvement of our hybrid and electronic marketplaces and licensed software products and services. We work with our customers to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing. As of December 31, 2014, we employed approximately 350 technology professionals.

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

We also have agreements to license technology that may be covered by several pending and/or issued U.S. patent applications relating to various aspects of our electronic trading systems, including both functional and design aspects. We have filed a number of patent applications to further protect our proprietary technology and innovations, and have received patents for some of those applications.

Our patent portfolio is growing and consists of numerous patents and patent applications relating to our core businesses and to other businesses. We continue to look for opportunities to license and/or otherwise monetize these and other patents in our portfolio.

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

Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices or other factors will result in losses for a specified position. In our Financial Services business, we may allow certain of our desks to enter into unmatched principal transactions in the ordinary course of business and hold long and short inventory positions. These transactions are primarily for the purpose of managing proprietary positions, facilitating clients’ execution needs, adding liquidity to a market or attracting additional order flow. As a result, we may have market risk exposure on these transactions. Our exposure varies based on the size of our overall positions, the risk characteristics of the instruments held and the amount of time the positions are held before they are disposed of. We have limited ability to track our exposure to market risk and unmatched positions on an intra-day basis; however, we attempt to mitigate market risk on these positions by strict risk limits, extremely limited holding periods and hedging our exposure. These positions are intended to be held short term to facilitate customer transactions. However, due to a number of factors, including the nature of the position and access to the market on which it trades, we may not be able to unwind the position and we may be forced to hold the position for a longer period than anticipated. All positions held longer than intra-day are marked to market.

We also have investments in marketable equity securities, which are publicly traded, and which had a fair value of $144.7 million as of December 31, 2014. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities.

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

Foreign Currency Risk

We are exposed to risks associated with changes in foreign exchange rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of our revenues and expenses in particular with regard to British Pounds, Swiss francs and Euros. In addition, changes in the remeasurement of our foreign currency denominated net assets are recorded as part of our results of operations and fluctuate with changes in foreign currency rates. We monitor the net exposure in foreign currencies on a daily basis and may hedge our exposure as deemed appropriate with highly rated major financial institutions.

Interest Rate Risk

We had $706.7 million in fixed-rate debt outstanding as of December 31, 2014. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

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

Inter-Dealer Brokers

Our Financial Services segment primarily competes with four major, diversified inter-dealer brokers. These inter-dealer brokers are ICAP plc, Tullett Prebon plc (“Tullett”), GFI and Compagnie Financière Tradition (which is majority owned by Viel & Cie), all of which are currently publicly traded companies. Other inter-dealer broker competitors include a number of smaller, private firms that tend to specialize in specific product areas or geographies. On February 26, 2015, we completed our tender offer to acquire GFI. See “Acquisition of GFI Group Inc.” On January 15, 2015, we entered into a settlement agreement with Tullett that resolved all ten outstanding lawsuits between the two companies. In exchange for our settlement payment, we agreed with Tullett for a period of one year not to hire senior employees, including desk heads, of the other party and its subsidiaries, which would include employees of GFI should we close on our acquisition of GFI.

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

Market Data Vendors

The majority of our large inter-dealer broker competitors also sell proprietary market data and information, which competes with our market data offerings. In addition to direct sales, we resell market data through large market data and information providers. These companies have established significant presences on the vast majority of trading desks in our industry. Some of these market data and information providers, such as Bloomberg L.P. and Thomson Reuters Corporation, include in their product mix electronic trading and execution of both OTC and listed products in addition to their traditional market data offerings.

Exchanges

Although our businesses will often use exchanges to execute transactions brokered in both listed and OTC markets, we believe that exchanges have sought and will seek to migrate products traditionally traded in OTC markets by inter-dealer brokers to exchanges. However, we believe that when a product goes from OTC - to exchange-traded, the underlying or related OTC market often continues to experience growth in line with the growth of the exchange-traded contract. In addition, IntercontinentalExchange, Inc. (“ICE”) operates both regulated exchanges and OTC execution services, and in the latter it competes directly with inter-dealer brokers in energy, commodities, and credit products. ICE entered these OTC markets primarily by acquiring independent OTC brokers, and we believe that it is likely ICE or other exchange operators may seek to compete with us in the future by acquiring other such brokers, by creating futures products designed to mimic OTC products, or through other means. Further, ICE also operates a swap execution facility (“SEF”), and we expect that other exchanges may also seek to do so. In connection with the NASDAQ OMX Transaction, we agreed that, for three years after the closing, we and Cantor will not engage in the business of fully electronic brokerage of benchmark on-the-run U.S. Treasuries and certain transactions in first off-the-run U.S. Treasuries, subject to certain exceptions. See “NASDAQ OMX Transaction.”

Banks and Broker-Dealers

Banks and broker-dealers have in the past created and/or funded consortia to compete with exchanges and inter-dealer brokers. For example, ICAP plc’s inter-dealer businesses for fully electronic trading of U.S. Treasuries and spot foreign exchange both began as dealer-owned consortia before being acquired by ICAP plc. An example of a current and similar consortium is Tradeweb Markets LLC (“Tradeweb”). Currently, several large banks hold stakes in Tradeweb, an Internet-based market intermediary. Thomson Reuters Corporation is Tradeweb’s single largest shareholder. Although Tradeweb operates primarily as a dealer to customer platform, some of its offerings include a voice and electronic inter-dealer platform. Tradeweb also operates a SEF. In addition, Tradeweb’s management has said that it would like to expand into other inter-dealer markets, and as such may compete with us in other areas over time.

Overall, we believe that we may also face future competition from market data and technology companies and some securities brokerage firms, some of which are currently our customers, as well as from any future strategic alliances, joint ventures or other partnerships created by one or more of our potential or existing competitors.

Real Estate Services

In our Real Estate Services segment, we compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, capital markets (equity and debt) solutions, development services and proprietary research. Each business discipline is highly competitive on a national, regional and local level. Depending on the geography, property type or service, we face competition from other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our facilities management business and have recently expanded their offerings; in-house corporate real estate departments; developers; institutional lenders; insurance companies; investment banking firms; investment managers; and accounting and consulting firms. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms and are smaller than we are, some of these competitors are more entrenched on a local or regional basis. We are also subject to competition from other large multi-national firms that have similar service competencies to ours, including CBRE Group, Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield (majority-owned by EXOR S.p.A.), DTZ and Colliers International (part of FirstService Corporation). In addition, specialized firms like HFF, Inc. and Eastdil Secured LLC (part of Wells Fargo & Company) compete with us in certain areas.

Partnership Overview

We believe that our partnership structure is one of the unique strengths of our business. Many of our key brokers, salespeople, managers and other front office professionals have their own capital invested in our business, aligning their interests with our stockholders. Limited partnership interests in BGC Holdings consist of: (i) “founding/working partner units” held by limited partners who are employees; (ii) “limited partnership units,” which consist of a variety of units that are generally held by employees such as REUs, RPUs, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, APSEs, AREUs, ARPUs and NPSUs; (iii) “Cantor units” which are the exchangeable limited partnership interests held by Cantor entities; and (iv) preferred partnership units (“Preferred Units”), which are working partner units that may be awarded to holders of, or contemporaneous with, the grant of REUs, RPUs,, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, APSEs, AREUs, ARPUs and NPSUs. See our Organizational Structure. We also have NPSUs, which are partnership units that are not entitled to participate in partnership distributions, not allocated any items of profit or loss and may not be exchangeable into shares of our Common Stock. Upon grant, NPSUs may be assigned a written vesting schedule pursuant to which a certain number of NPSUs would be converted for limited partnership units on each vesting date, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations.

We believe that our partnership structure is an effective tool in recruiting, motivating and retaining key employees. Many brokers are attracted by the opportunity to become partners because the partnership agreement generally entitles partners to quarterly distributions of income from the partnership. While BGC Holdings limited partnership interests generally entitle our partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below), any such partners are only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account or compensatory grant awards, excluding any goodwill or going concern value of our business unless Cantor, in the case of the founding partners, and we, as the general partner of BGC Holdings, otherwise determine. Our partners can receive the right to exchange their BGC Holdings limited partnership interests for shares of our Class A common stock (if, in the case of founding partners, Cantor so determines and, in the case of working partners and limited partnership unit holders, the BGC Holdings general partner, with Cantor’s consent, determines otherwise) and thereby realize any higher value associated with our Class A common stock. We believe that, having invested in us, partners feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues and profitability.

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

Much of the regulation of broker-dealers’ operations in the United States has been delegated to self-regulatory organizations. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the operations of broker-dealers and government securities broker-dealers and conduct periodic inspections and examinations of their operations. In the case of our U.S. broker-dealer subsidiaries, the principal self-regulatory organization is FINRA. FINRA was formed from the consolidation of the NASD’s member regulation operations and the regulatory arm of the NYSE Group to act as the self-regulatory organization for all broker-dealers doing business within the United States. Accordingly, our U.S. subsidiaries are subject to both scheduled and unscheduled examinations by the SEC and FINRA. In our futures-related activities, our subsidiaries are also subject to the rules of the CFTC, futures exchanges of which they are members and the National Futures Association (“NFA”), a futures self-regulatory organization.

The changing regulatory environment, new laws that may be passed by Congress, and rules that may be promulgated by the SEC, the Treasury, the Federal Reserve Bank of New York, the CFTC, the NFA, FINRA and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, if adopted, may directly affect operations, and profitability and those of our competitors and customers and of the securities markets in which we participate in a way that could adversely affect our businesses.

The SEC, self-regulatory organizations and state securities administrators conduct informal and formal investigations of possible improprieties or illegal action by broker-dealers and their “associated persons,” which could be followed by the institution of administrative, civil and/or criminal proceedings against broker-dealers and/or “associated persons.” Among the sanctions that may result if administrative, civil or criminal proceedings were ever instituted against us or our “associated persons” are injunctions, censure, fines, penalties, the issuance of cease-and-desist orders or suspension or expulsion from the industry and, in rare instances, even imprisonment. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets, rather than to protect broker-dealers or their creditors or equity holders. From time to time, our “associated persons” have been and are subject to routine investigations, none of which to date have had a material adverse effect on our businesses.

In light of recent events in the U.S. and global financial markets, regulators and legislators in the U.S. and European Union (“EU”) continue to craft new laws and regulations for the global OTC derivatives markets, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law in July 2010. The Dodd-Frank Act mandates or encourages several reforms regarding derivatives, including new regulations for swaps markets creating impartiality considerations, additional pre- and post-trade transparency requirements and heightened collateral or capital standards, as well as recommendations for the obligatory use of central clearing for most standardized derivatives. The law also requires that standardized derivatives be traded in an open and non-exclusionary manner on a regulated exchange or a SEF. The SEC and CFTC are still in the process of finalizing rules for the implementation of these requirements. The actual implementation of such rules may be phased in over a longer period.

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

BGC Derivative Markets, L.P. (“BGC Derivative Markets”), our subsidiary, began operating as a SEF on October 2, 2013. Since then, mandatory Dodd-Frank Act compliant execution on SEFs by Swap Dealers and Major Swap Participants commenced in February 2014 for a small number of “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized. BGC Derivative Markets has been active across the full range of Required and Permitted Products executed by U.S.-based customers, and we anticipate improved derivatives volumes once the international regulatory landscape becomes clearer for the majority of our clients that operate globally. In addition, BGC maintains its ownership stake in ELX, a CFTC-approved designated contract market (“DCM”), which offers Dodd-Frank Act compliant swap trading to eligible market participants.

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

The FCA has continued to implement the far-reaching reform rules initiated by the FSA, that are designed to enhance firms’ liquidity risk management practices, based on the lessons learned since the start of the credit crisis in 2007, as well as a regulatory model with a clear internal separation of conduct of business and prudential regulation. Implications of these rules include better liquidity risk management capability (including the use of stress testing and contingency funding plans (“CFP”)), less reliance on short-term wholesale funding, and higher amounts and quality of liquid asset securities (government securities), leading to an increased likelihood of surviving a severe liquidity stress event with the overarching principles being self-sufficiency and adequacy of liquid resources. Currently, we have subsidiaries and branches regulated by the FCA (BGC Brokers L.P., and the U.K. branch of Aurel BGC).

From time to time, we have been and are subject to periodic examinations, inspections and investigations, including periodic risk assessment and related reviews of our U.K. group, the most recent of which took place in 2012. Throughout 2011 and 2012, and following a periodic risk assessment review by the FSA, BGC European Holdings, L.P., and its regulated subsidiary, BGC Brokers L.P., embarked on a major review of its liquidity and capital and control environment pursuant to which we assessed the appropriateness of the scope and structure of the businesses in our U.K. group. We increased the liquidity and capital levels of certain of our U.K. group’s regulated businesses, and also reviewed and enhanced our policies and procedures relating to assessing risks and our liquidity and capital requirements. We also produced detailed contingency planning steps to determine the standalone viability of each of the businesses in our U.K. group as well as a theoretical orderly wind-down scenario for these businesses. Currently, at the request of the FCA, the U.K. group is continuing to enhance and embed certain aspects of its financial crime prevention framework, its operational risk framework, and its governance structures. The FCA conducted a deep-dive review of the U.K. group between September and October 2014 and issued its findings letter in December 2014. The letter summarized areas of improvement required but did not include a Skilled Person’s report or Risk Mitigation Program.

On November 19, 2014, we announced that we had resolved matters with the FCA regarding our acquisition of a stake in GFI Group exceeding 10% without first informing and seeking the approval of the FCA in breach of certain U.K. controller requirements. This was a breach of U.K. regulatory law. We are working with the FCA to ensure that changes are made to our systems and controls. The FCA had taken the view that it was not appropriate in this specific case for it to take any formal action. On November 19, 2014, we also announced that we had received approval from the FCA to acquire control of GFI and thereby take control of the U.K. regulated firms within GFI. We have also received similar approvals in Hong Kong and Singapore. See “Acquisition of GFI Group Inc.”

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

The first compliance obligations for EMIR came into force in mid-March 2013 with the adoption of the regulatory technical standards and implementing technical standards which included timely confirmations. Risk mitigation techniques for uncleared OTC derivatives became effective September 15, 2013 and comprised ISDA portfolio reconciliation, dispute resolution and disclosure protocol. The trade reporting for OTC derivative contracts to be reported to a Trade Repository (“TR”) came into effect in phases during February to August 2014. By February 2017, all OTC derivative contracts entered into before or after August 16, 2012 and no longer outstanding as of February 12, 2014 are to be reported to a TR. In October 2014, the European Commission adopted its first “equivalence” decisions for the regulatory regimes of central counterparties in Australia, Hong Kong, Japan and Singapore. The central counterparties in these third country jurisdictions will be able to obtain recognition in the EU and can therefore be used by market participants to clear standardized OTC derivatives as required by EU legislation, while remaining subject solely to the regulation and supervision of their home jurisdiction. At the same time, the European Securities and Markets Authority (“ESMA”) published a consultation paper for comment on the draft technical standards on clearing obligations. We expect that variation requirements for non-centrally cleared trades will apply in December 2015. In July 2013, the European Commission and the CFTC announced the “Path Forward” on the alignment of OTC derivatives regulations between the two jurisdictions. For the EU, this involves the implementation of the European Market Infrastructure Regulation and proposed amendments to the European Commission’s Markets in Financial Instruments Directive (“MiFID”).

Along with the implementation of EMIR reporting requirements, the Regulation on Wholesale Energy Markets Integrity and Transparency (“REMIT”) Implementation Acts entered into force on January 7, 2015. The REMIT Implementing Acts developed by the European Commission define the details of reporting under REMIT, drawing up the list of reportable contracts and derivatives; defining details, timing and form of reporting, and establishing harmonized rules to report that information to ACER. They enable ACER to collect information in relation to wholesale energy market transactions and fundamentals through the Agency’s REMIT Information System (ARIS), to analyze this data to detect market abuse and to report suspicious events to the competent National Regulatory Authorities (NRAs), which are responsible for investigating these matters further, and if required, imposing sanctions. Market participants and third parties reporting on their behalf will have to: 1) within nine months, i.e. by October 7 2015, report transactions executed at organized market places and fundamental data from the central information transparency platforms; and 2) within fifteen months, i.e. by April 7, 2016, report transactions in the remaining wholesale energy contracts (OTC standard and non-standard supply contracts, transportation contracts) and additional fundamental data.

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

The EU is currently in the process of revising the European Commission’s Markets in Financial Instruments Directive II (“MiFID II”) and the Market Abuse Directive. Both of these directives are relevant to us, and MiFID II will have a particularly significant impact in a number of areas, including corporate governance, transaction reporting, pre - and post-trade transparency and investor protection. MiFID II will also introduce a new catch-all trading venue category known as the organized trading facility, as well as an equivalence assessment of non-EU jurisdictions for granting access to EU markets.

Much of our global derivatives volumes continue to be executed by non-U.S.-based clients outside the U.S. and subject to local prudential regulations. As such, we also, continue to operate our Multilateral Trading facility (“MTF”) in accordance with EU directives as licensed by the FCA. The MiFID II draft regulatory technical standards were published by the ESMA on May 22, 2014 and were subject to public comment until August 1, 2014. In December 2014, ESMA published a consultation paper on the draft regulatory technical standards in relation to MiFID II and the Markets in Financial Instruments Regulation. The consultation period ends on March 2, 2015.

We are unable to predict how any of these new laws and proposed rules and regulations will be implemented or in what form, or whether any additional or similar changes to statutes or rules and regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways, subject us to the risk of fines, sanctions, enhanced oversight, increased financial and capital requirements and additional restrictions or limitations on our ability to conduct or grow our businesses, and could otherwise have an adverse effect on our businesses, financial condition, results of operations and prospects. We believe that uncertainty and potential delays around the final form such new rules and regulations might take may negatively impact our customers and trading volumes in certain markets in which we transact. Increased capital requirements may also diminish transaction velocity. While the broad framework of proposed rules and regulations is known, we believe that it is too early for there to be clarity on the specific aspects of the proposals that may directly affect our businesses, and those of our customers and markets, as exact rules and regulations have not yet been finalized. While we generally believe the net impact of the rules and regulations may be positive for our businesses, unintended consequences of the rules and regulations may adversely affect us in ways yet to be determined.

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

Real Estate Services

The brokerage of real estate sales and leasing transactions, property and facilities management, conducting real estate valuation, and securing debt for clients, among other business lines, also require that we comply with regulations affecting the real estate industry and maintain licenses in various jurisdictions in which we operate. As the size and scope of real estate sales transactions have increased significantly over the past several years, market participants face corresponding greater complexity in ensuring they comply with numerous regulatory regimes.

We could be required to pay fines, return commissions, have a license suspended or revoked, or be subject to criminal action should we conduct regulated activities without a license, or without maintaining the necessary license or if we violate applicable rules and regulations. Licensing requirements could also impact our ability to engage in certain types of transactions, change the way in which we conduct business or affect the cost of conducting business. We and our licensed associates may be subject to various due diligence, disclosure, standard-of-care, anti-money laundering and other obligations. We could become subject to claims by participants in real estate sales or other services claiming that we did not fulfill our obligations as a service provider or broker. This could include claims with respect to alleged conflicts of interest where we act, or are perceived to be acting, for two or more clients. While management has overseen highly regulated businesses before and expects us to comply with all applicable regulations in a satisfactory manner, no assurance can be given that it will always be the case.

In addition, federal, state and local laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations that impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to such properties. In our role as property or facilities manager, we could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes at properties we currently or formerly managed, or at off-site locations where wastes from such properties were disposed. Such liability can be imposed without regard for the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these may be joint and several, meaning that one liable party could be responsible for all costs related to a contaminated site. We could also be subject to property damage or personal injury claims alleged to result from environmental contamination, or from asbestos-containing materials or lead-based paint present at the properties or facilities we manage. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property or facilities managers to inspect for and remove lead-based paint in certain buildings, could increase our costs of regulatory compliance and potentially subject us to violations or claims.

Capital Requirements

U.S.

Every U.S.-registered broker-dealer is subject to the Uniform Net Capital Requirements. FCMs, such as our subsidiaries, BGC Financial L.P. (“BGCF”) and Mint Brokers (“MINT”), are also subject to CFTC capital requirements. These requirements are designed to ensure financial soundness and liquidity by prohibiting a broker or dealer from engaging in business at a time when it does not satisfy minimum net capital requirements.

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

Regulations have been adopted by the SEC that prohibit the withdrawal of equity capital of a broker-dealer, restrict the ability of a broker-dealer to distribute or engage in any transaction with a parent company or an affiliate that results in a reduction of equity capital or to provide an unsecured loan or advance against equity capital for the direct or indirect benefit of certain persons related to the broker-dealer (including partners and affiliates) if the broker-dealer’s net capital is, or would be as a result of such withdrawal, distribution, reductions, loan or advance, below specified thresholds of excess net capital. In addition, the SEC’s regulations require certain notifications to be provided in advance of such withdrawals, distributions, reductions, loans and advances that exceed, in the aggregate, 30% of excess net capital within any 30-day period. The SEC has the authority to restrict, for up to 20 business days, such withdrawal, distribution or reduction of capital if the SEC concludes that it may be detrimental to the financial integrity of the broker-dealer or may expose its customers or creditors to loss. Notice is required following any such withdrawal, distribution, reduction, loan or advance that exceeds, in the aggregate, 20% of excess net capital within any 30 day period. The SEC’s regulations limiting withdrawals of excess net capital do not preclude the payment to employees of “reasonable compensation.”

Two of our subsidiaries, BGCF and MINT, are registered with the SEC and are subject to the Uniform Net Capital Requirements. As FCMs, BGCF and MINT are also subject to the CFTC minimum capital requirement. BGCF is also a member of the FICC, which imposes capital requirements on its members. In addition, our SEF, BGC Derivative Markets, is required to maintain sufficient financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.

Compliance with the Uniform Net Capital Requirements may limit the extent and nature of our operations requiring the use of our registered broker-dealer subsidiaries’ capital, and could also restrict or preclude our ability to withdraw capital from our broker-dealer subsidiaries or SEF.

Non-U.S.

Our international operations are also subject to capital requirements in their local jurisdictions. BGC Brokers L.P. and BGC European Holdings, L.P., which are partnerships based in the United Kingdom, are subject to capital requirements established by the FCA. The FCA applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital and liquidity requirements enforced by the FCA have undergone significant changes in response to the current regulatory landscape, and our U.K. businesses are now required to maintain significantly higher regulatory capital than they have in the past.

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

We had net assets in our regulated subsidiaries of $336.8 million and $330.5 million for the years ended December 31, 2014 and 2013, respectively.

Employees

As of December 31, 2014, we had 6,656 total employees, of which approximately 57% were primarily focused on our Real Estate Services segment and approximately 43% were primarily focused on our Financial Services segment.

As of the same date, we had 2,863 brokers, salespeople, other professionals, and other front-office personnel, of whom 1,619 worked in our Financial Services segment and 1,244 in our Real Estate Services segment. Approximately 60% of our brokers, salespeople, other professionals, and other front-office personnel were based in the Americas, and approximately 30% were based in Europe, the Middle East and Africa with the remaining approximately 10% based in the Asia-Pacific region.

Generally, our employees are not subject to any collective bargaining agreements, except for certain reimbursable employees within our Real Estate Services segment, and certain of our employees based in our European offices that are covered by the national, industry-wide collective bargaining agreements relevant to the countries in which they work.

Legal Proceedings

See the discussion of legal proceedings contained in Note 20— “Commitments, Contingencies and Guarantees” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of the end of the second quarter of 2013, pursuant to our Global Partnership Restructuring Program, the Company redeemed or exchanged approximately 76 million limited partnership units held by partners of BGC Holdings (“Global Partnership Restructuring Program”). Pursuant to the Program, the Company has delivered an aggregate of approximately 44 million shares of the Company’s Class A common stock to the partners.

As of December 31, 2014, there were 185,108,316 shares of our Class A common stock outstanding, of which 1,705,695 shares were held by Cantor and CFGM, Cantor’s managing general partner. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of December 31, 2014, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 65.6% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through December 31, 2014, Cantor has distributed to its current and former partners an aggregate of 20,379,262 shares of Class A common stock, consisting of (i) 18,945,763 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,433,499 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of December 31, 2014, Cantor is still obligated to distribute to its current and former partners an aggregate of 16,227,709 shares of Class A common stock, consisting of 14,425,981 April 2008 distribution rights shares and 1,801,728 February 2012 distribution rights shares.

From time to time, we may actively continue to repurchase shares of our Class A common stock, including from Cantor, our executive officers, other employees, partners and others.

Partnership Structure

We are a holding company, and our business is operated through two operating partnerships, BGC U.S., which holds our U.S. businesses, and BGC Global, which holds our non-U.S. businesses. The limited partnership interests of the two operating partnerships are held by us and BGC Holdings, and the limited partnership interests of BGC Holdings are currently held by limited partnership unit holders, founding partners, and Cantor. We hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of BGC Holdings, and serve as the general partner of BGC Holdings, which entitles us to control BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. general partnership interest and the BGC U.S. special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC U.S., and the BGC Global general partnership interest and the BGC Global special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC Global, and serves as the general partner of BGC U.S. and BGC Global, all of which entitle BGC Holdings (and thereby us) to control each of BGC U.S. and BGC Global. BGC Holdings holds its BGC Global general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited.

As of December 31, 2014, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 219,956,423 units and 219,956,423 units, representing approximately 66.8% and 66.8% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 109,267,301 units and 109,267,301 units, representing approximately 33.2% and 33.2% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

Limited partnership unit holders, founding partners, and Cantor directly hold BGC Holdings limited partnership interests. Since BGC Holdings in turn holds BGC U.S. limited partnership interests and BGC Global limited partnership interests, limited partnership unit holders, founding partners, and Cantor indirectly have interests in BGC U.S. limited partnership interests and BGC Global limited partnership interests.

As of December 31, 2014, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 43,574,077 limited partnership units, 16,910,291 founding partner units and 48,782,933 Cantor units.

We may in the future effect additional redemptions of BGC Holdings limited partnership units and founding partner units for shares of our Class A common stock. We may also continue our earlier partnership restructuring programs, whereby we redeemed or repurchased certain limited partnership units and founding partner units in exchange for new units, grants of exchangeability for Class A common stock or cash and, in many cases, obtained modifications or extensions of partners’ employment arrangements. We also generally expect to continue to grant exchange rights with respect to outstanding non-exchangeable limited partnership units and founding partner units, and to repurchase BGC Holdings partnership interests from time to time, including from Cantor, our executive officers, and other employees and partners, unrelated to our partnership restructuring programs.

Cantor units are generally exchangeable with us for our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable founding partner units, none of which was redeemed/exchanged in the Global Partnership Restructuring Program. As of December 31, 2014, there were 732,226 non-exchangeable founding partner units with respect to which Cantor had the right to acquire an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings will be allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of December 31, 2014 there were 8,685,078 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

On May 9, 2014, partners of BGC Holdings approved the Tenth Amendment to the Agreement of Limited Partnership of BGC Holdings effective as of May 9, 2014. In order to facilitate partner compensation and for other corporate purposes the Tenth Amendment created a new class of partnership units (NPSUs), which are working partner units. For more information, see Note 14—“Related Party Transactions” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

The following diagram illustrates our organizational structure as of December 31, 2014. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Class A common stock (0.8% of economics and 0.3% of voting power of BGC Partners, Inc.) and Class B common stock (15.8% of economics and 65.3% of voting power of BGC Partners, Inc.)
• 11.1% indirect economic interest in BGC U.S. and BGC Global
• Limited Partnership Interests (44.6% of economics of BGC Holdings)
• 14.8% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (83.4% of economics and 34.4% of voting power of BGC Partners, Inc.)
• 55.7% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (66.8% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (66.8% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (55.4% of economics of BGC Holdings)
• 18.4% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (33.2% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (33.2% of economics of BGC Global)
BGC U.S.
BGC Global

*	Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 16.6% of the voting power, and the public stockholders would hold 83.4% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) Cantor’s economic interest in our 8.75% convertible notes or the 23,990,605 shares of Class A common stock acquirable by Cantor upon conversion thereof (if Cantor converted all of the 8.75% convertible notes into shares of Class A common stock, Cantor would hold 67.1% of the voting power, and the public stockholders would hold 32.9% of the voting power (and Cantor’s indirect economic interests in each of BGC U.S. and BGC Global would be 31.0%)); (b) 16,260,160 shares of Class A common stock issuable upon conversion of our 4.50% convertibles notes; (c) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (d) 8,685,078 Preferred Units granted and outstanding to BGC Holdings partners (see “Partnership Structure” herein); and (e) 5,867,997 NPSUs granted and outstanding to BGC Holdings partners.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2014 through December 31, 2014 as follows: (a) an aggregate 3,480,230 Global Partnership Restructuring Program shares of Class A common stock issued by us; (b) 220,362 April 2008 distribution rights shares distributed by Cantor, but not the 14,425,981 shares remaining to be distributed by Cantor; (c) 10,811 February 2012 distribution rights shares distributed by Cantor, but not the 1,801,728 shares remaining to be distributed by Cantor; (d) 13,630,725 shares of Class A common stock repurchased by us, including 1,857,743 shares from Cantor; (e) 389,861 forfeited shares of Restricted Class A common stock; (f) 8,940,747 shares of Class A common stock sold by us under the December 2012 sales agreement pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-185110), but not the 418,615 shares remaining for sale by us under such sales agreement and not the 20,000,000 Shares remaining for sale by us under our November 2014 sales agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-200415); (g) 1,912,630 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 13,450,996 shares remaining available for issuance by us under such Registration Statement; (h) 47,896 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,812,433 shares remaining available for issuance by us under such Registration Statement; (i) 160,775 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 186,538 shares remaining available for sale by selling stockholders under such Registration Statement; (j) 334,166 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,362,871 shares remaining available for sale by selling stockholders under such Registration Statement; (k) 5,305,101 limited partnership, founding partner and Cantor units redeemed or repurchased by us for cash, including 3,142,257 Cantor units; and (l) an aggregate of 29,979,365 limited partnership units granted by BGC Holdings.

ITEM 1A.	RISK FACTORS

Any investment in shares of our Class A common stock, our 8.125% Senior Notes, our 5.375% Senior Notes, or our other securities involves risks and uncertainties. The following are important risks and uncertainties that could affect our businesses, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Any of the risks and uncertainties set forth below, should they occur, could significantly and negatively affect our businesses, financial condition, results of operations, and prospects and/or the trading price of our Class A common stock, our 8.125% Senior Notes, our 5.375% Senior Notes, or our other securities.

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

On a consolidated basis, for the twelve months ended December 31, 2014, 58.4% of our total revenues were generated by our Financial Services segment and 39.7% of our total revenues were generated by our Real Estate Services segment, with approximately 1.9% generated within the corporate category. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services and may be similarly impacted by downturns in the commercial real estate market.

The global financial services and the commercial real estate markets are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services and commercial real estate markets, resulting in reduced transactional volume and profitability for our businesses. These factors include:

•	economic and geopolitical conditions and uncertainties in the United States, Europe and elsewhere in the world, including government deficits, debt, possible defaults and austerity measures and quantitative easing, including the level and timing of government debt issuances, purchases and outstanding amounts;

•	possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the federal debt ceiling and federal budget and other potential political impasses;

•	the effect of Federal Reserve Board monetary policy, increased capital requirements for banks and other financial institutions, and other regulatory requirements and political impasses;

•	terrorism, war and other armed hostilities;

•	inflation, deflation and wavering institutional and consumer confidence levels;

•	the availability of capital for borrowings and investments by our customers and their customers;

•	the level and volatility of interest rates, foreign currency exchange rates and trading in certain equity, debt and commodity markets;

•	the level and volatility of the difference between the yields on corporate securities being traded and those on related benchmark securities, which we refer to as “credit spreads”;

•	commercial real estate values and transaction volumes; and

•	margin requirements, capital requirements, credit availability, and other liquidity concerns.

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

Historically, our business operations have been substantially located in the U.S. and the U.K. While we are expanding our businesses to new geographic areas, we are still highly concentrated in these areas. Because we derived approximately 60.2% and approximately 22.0%, respectively, of our total revenues on a consolidated basis for the year ended December 31, 2014 from our operations in the U.S. and the U.K., respectively, our businesses are exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. Moreover, due to the concentration of our operations in these areas, such operations are less diversified and, accordingly, are subject to greater regional risks than those of some of our competitors. If we are unable to identify and successfully manage or mitigate these risks, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

New Opportunities/Possible Transactions and Hires

If we are unable to identify and successfully exploit new product and service opportunities, including through hiring new brokers, salespeople, managers and other professionals, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

As more participants enter the markets in which we operate, the resulting competition often leads to lower commissions and fees. This may result in a decrease in revenues in a particular market even if the volumes, prices, or spreads of transactions we handle in that market increases. As a result, our strategy is to broker more transactions, manage more properties and increase market share in existing markets and to seek out new markets and customers. We may face enhanced risks as these efforts to expand our businesses result in our transacting with a broader array of customers and counterparties and expose us to new products and services and markets. Pursuing this strategy may also require significant management attention and hiring expense and potential costs and liability in any litigation or arbitration that may result. We may not be able to attract new customers or brokers, salespeople, managers, or other professionals or successfully enter new markets. In addition, we may be prevented or limited from hiring new brokers, salespeople, managers or other front office professionals for some period by contract, such as our agreement with Tullett not to hire each other’s employees, including desk heads, for one year following our settlement of litigation with them, or by regulatory restrictions or limitations. If we are unable to identify and successfully exploit new market opportunities, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

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

We continue to evaluate and potentially pursue possible strategic alliances, acquisitions, and joint ventures in both of our business segments and to explore opportunities in other industries. Such transactions may be necessary in order for us to enter into or develop new products or services or geographic areas, as well as to strengthen our current ones.

Strategic alliances, acquisitions, joint ventures and new hires involve a number of operational, regulatory, and financial risks and challenges, including:

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

In addition, in the U.K. we previously agreed to a voluntary limitation, which ended on March 1, 2012, on closing acquisitions of new businesses regulated by the FCA, formerly the FSA, or entering into new regulated business lines, which had a temporary adverse impact on our ability to add financial services business to our U.K. group. While the FCA released us from this voluntary limitation, no assurance can be given that the FCA or any other regulatory body would not institute a similar limitation in the future.

In both of our business segments, any future growth will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these acquisitions, including the acquisition of GFI. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses, which include payment of break-up fees, assumption of liabilities, including compensation, severance and lease termination costs, and transaction and deferred financing costs, among others. In addition, there can be no assurance that such acquisitions will be accretive or generate favorable operating margins. The success of these acquisitions will also be determined in part by the ongoing performance of the acquired companies and the acceptance of acquired employees of our partnership compensation structure and other variables which may be different from the existing industry standards or practices at the acquired companies.

Management will need to successfully manage the integration of recent acquisitions and future growth effectively. The integration and additional growth may place a significant strain upon our management, administrative, operational, compliance, and financial infrastructure. Our ability to grow depends upon our ability to successfully hire, train, supervise and manage additional employees, expand our operational, compliance, financial reporting, and other control systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressure on our management, administrative, operational, compliance, and financial infrastructure. Additionally, managing future growth may be difficult due to our new geographic locations and business lines. As a result of these risks and challenges, we may not realize the full benefits that we anticipate from strategic alliances, acquisitions, joint ventures or new hires. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the integration of acquisitions and future growth effectively could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We are a parent holding company with no direct operations. We conduct substantially all of our operations through our operating subsidiaries. We do not have any material assets other than our direct and indirect ownership in the equity of our operating subsidiaries. As a result, our operating cash flow is dependent upon the earnings of our subsidiaries. In addition, we are dependent on the distribution of earnings, loans or other payments by our subsidiaries to us. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any of our subsidiaries, we, as an equity owner of such subsidiary, and therefore holders of our securities, including our notes, will be subject to the prior claims of such subsidiary’s creditors, including trade creditors, and any preferred equity holders. Any dividends declared by us, any payment by us of our indebtedness or other expenses, and all applicable taxes payable in respect of our net taxable income, if any, are paid from cash on hand and funds received from distributions, loans or other payments from BGC U.S. and BGC Global. Regulatory, tax restrictions or elections, and other legal or contractual restrictions may limit our ability to transfer funds freely from our subsidiaries. In particular, many of our subsidiaries, including our broker-dealer subsidiaries, are subject to laws, regulations, and self-regulatory organization rules that authorize regulatory bodies to block or reduce the flow of funds to a parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws, regulations and rules may hinder our ability to access funds that we may need to meet our obligations. Certain debt and security agreements entered into by our subsidiaries contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral. To the extent that we need funds to pay dividends, repay indebtedness and meet other expenses, or to pay taxes on our share of BGC U.S.’s and BGC Global’s net taxable income, and either BGC U.S. or BGC Global or their respective subsidiaries are restricted from making such distributions under applicable law, regulations, or agreements, or are otherwise unable to provide such funds, it could materially adversely affect our businesses, financial condition, results of operations and prospects, including our ability to raise additional funding, including through access to the debt and equity capital markets.

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

Our funding base consists of longer-term capital (equity, notes payable and collateralized borrowings), shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our Financial Services business model, such as matched fails and accrued compensation. We generally have had limited need for short-term unsecured funding in our Financial Services segment. We may, however, need to access short-term capital sources to meet business needs from time to time, including, but not limited to, financing acquisitions, conducting operations, hiring or retaining brokers, providing liquidity and funding fails, including in situations where we may not be able to access the capital markets in a timely manner when desired by us. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse and exchange margins and/or to fund fails. A significant portion of our cash is held in our largest regulated entities, and we believe that cash in and available to these entities, inclusive of financing provided by clearing banks, is adequate for potential cash demands of normal operations such as margin or funding fails.

In our Real Estate Services segment, we generally have had limited need for short-term unsecured funding. We may, however, have need to access short-term capital sources in order to meet business needs from time to time, including, but not limited to, financing acquisitions, conducting operations or hiring or retaining real estate brokers, salespeople, managers, and other professionals. Our inability to secure such short-term capital may have an adverse impact on our Real Estate Services business.

We are leveraged, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk and prevent us from meeting our obligations under our indebtedness.

Our indebtedness, which at January 31, 2015 includes $112.5 million aggregate principal amount of 8.125% Senior Notes due 2042 (the “8.125% Senior Notes”), $150.0 million aggregate principal amount of 8.75% Convertible Senior Notes due April 2015 (the “8.75% Convertible Notes”), $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes” and, together with the 8.75% Convertible Notes, the “Convertible Notes”), and $300.0 million aggregate principal amount of 5.375% Senior Notes due 2019 (the “5.375% Senior Notes”), has important consequences, including:

•	it may limit our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in the economy, the markets, or our operations or businesses;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in the economy or our businesses; and

•	there would be a material adverse effect on our businesses, financial condition, results of operations and prospects if we were unable to service our indebtedness or obtain additional financing or refinance our existing debt, including our 8.75% Convertible Notes due in April 2015, as needed or on terms acceptable to us.

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

We may incur substantial additional debt in the future, some of which may be secured debt. We are not restricted under the terms of the indentures governing our 8.125% Senior Notes, 5.375% Senior Notes, and Convertible Notes from incurring additional debt, securing existing or future debt (with certain exceptions, including to the extent already secured), recapitalizing our debt or taking a number of other actions that are not limited by the terms of our debt instruments that could have the effect of diminishing our ability to make payments on our debt when due.

We may not have the funds necessary to repurchase the Convertible Notes upon a fundamental change or the 8.125% Senior Notes or the 5.375% Senior Notes upon a change of control triggering event as required by the indentures governing these notes.

Holders may require us to repurchase their Convertible Notes for cash upon a fundamental change as described in the indentures governing the Convertible Notes. In addition, upon the occurrence of a “change of control triggering event” (as defined in the indentures governing the 8.125% Senior Notes and 5.375% Senior Notes), unless we have exercised our right to redeem such notes, holders of the 8.125% Senior Notes and the 5.375% Senior Notes will have the right to require us to repurchase all or any part of their notes at a price in cash equal to 100% of the-then outstanding aggregate principal amount of the 8.125% Senior Notes or the 5.375% Senior Notes repurchased plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient, available financial resources, or would be able to arrange financing, to pay in cash the fundamental change repurchase price in full for the Convertible Notes surrendered by the holders or to repurchase the 8.125% Senior Notes or the 5.375% Senior Notes upon a “change of control triggering event.” A failure by us to repurchase the notes when required would result in an event of default with respect to the notes. In addition, such failure may also constitute an event of default and result in the effective acceleration of the maturity of our other then-existing indebtedness.

The fundamental change provisions in our Convertible Notes and the requirement to offer to repurchase the 8.125% Senior Notes and the 5.375% Senior Notes upon a “change of control triggering event” may delay or prevent an otherwise beneficial takeover attempt of us.

The fundamental change purchase rights in the indentures governing the Convertible Notes, which will allow noteholders to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change (as defined in such indentures), along with the provisions requiring an increase in the conversion rate for conversions in connection with make-whole fundamental changes may in certain circumstances delay or prevent a takeover of us and/or the removal of our incumbent management that might otherwise be beneficial to holders of our Class A common stock. In addition, the requirement to offer to repurchase the 8.125% Senior Notes and the 5.375% Senior Notes upon a “change of control triggering event” may in certain circumstances delay or prevent a takeover of us and/or the removal of incumbent management that might otherwise be beneficial to investors.

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

The Financial Accounting Standards Board has issued accounting guidance for convertible debt that may be settled in cash upon conversion. Under this accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments, such as our 4.50% Convertible Notes, that may be settled in cash or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The guidance requires the fair value of the conversion option of the 4.50% Convertible Notes to be reported as a component of stockholders’ equity and included in additional paid-in capital on our consolidated statements of financial condition. The value of the conversion option of the 4.50% Convertible Notes has been reported as a discount to the notes. We will report lower net income in our financial results because interest will include both the current period’s amortization of the debt discount (non-cash interest), as well as the instrument’s cash interest.

Intellectual Property

We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our businesses.

Our success is dependent, in part, upon our intellectual property, including our proprietary technology. We generally rely primarily on trade secret, contract, patent, copyright, and trademark law in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to establish and protect our intellectual property rights to proprietary technologies, products, services or methods, and our brand. For example, we regularly file patent applications to protect inventions arising from our research and development, and we are currently pursuing patent applications around the world. We also control access to our proprietary technology, and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties.

It is possible that third parties may copy or otherwise obtain and use our proprietary technologies without authorization or otherwise infringe on our rights despite our precautions. Unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. We cannot ensure that our intellectual property rights are sufficient to protect our competitive advantages or that any particular patent, copyright, or trademark is valid and enforceable, and all patents ultimately expire. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws in the U.S., or at all. Any significant impairment of our intellectual property rights could harm our businesses or our ability to compete. For example, reductions in the legal protection for software intellectual property rights could adversely affect our revenues.

Protecting our intellectual property rights is costly and time consuming. Many companies, including those in the computer and financial services industries own large numbers of patents, copyrights, and trademarks and sometimes file lawsuits based on allegations of infringement or other violations of intellectual property rights. In addition, over the past years there has been a proliferation of patents applicable to these industries and a substantial increase in the number of such patent applications filed. Under current law, U.S. patent applications typically remain secret for 18 months or, in some cases, until a patent is issued. Because of technological changes in these industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and services may unknowingly infringe existing patents or other intellectual property rights of others. Although we have taken steps to protect ourselves, there can be no assurance that we will be aware of all patents, copyrights or trademarks that may pose a risk of infringement by our products and services. Generally, it is not economically practicable to determine in advance whether our products or services may infringe the present or future rights of others.

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

In the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the rights of others or defend against claims of infringement or invalidity. Any such claims or litigation, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, and the attention of management, any of which could negatively affect our businesses. Responding to these claims could also require us to enter into royalty or licensing agreements with the third parties claiming infringement, stop selling or redesign affected products or services or pay damages on our own behalf or to satisfy indemnification commitments with our customers. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us, and may cause our operating margins to decline.

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

Although all of our business critical systems have been designed and implemented with fault tolerant and/or redundant clustered hardware and diversely routed network connectivity, our redundant systems or disaster recovery plans may prove to be inadequate. Although we operate four geographically disparate main data centers, they could be subject to failure due to environmental factors, power outage and other factors. Additionally, the Rochelle Park, NJ data center was transferred to NASDAQ OMX in June 2013. We continue to use that data center and have the right to do so until June 2015, after which time we plan to relocate this data center to a co-location facility in New Jersey. We may be subject to system failures and outages which might impact our revenues and relationships with customers. In addition, we will be subject to risk in the event that systems of our customers, business partners, counterparties, vendors, and other third parties, including exchanges and clearing organizations, are subject to failures and outages.

We rely on various third parties for computer and communications systems, such as telephone companies, online service providers, data processors, and software and hardware vendors. Our systems, or those of our third-party providers, may fail or operate slowly, causing one or more of the following, which may not in all cases be covered by insurance:

•	unanticipated disruptions in service to our customers;

•	slower response times;

•	delays in our customers’ trade executions;

•	failed settlement of trades;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	litigation or other customer claims; and

•	regulatory actions.

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

Malicious cyber attacks and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.

Our businesses require us to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. Developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a malicious cyber attack or other adverse events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology to maintain the confidentiality, integrity and availability of our and our customers’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential customer information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber attack and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external factors such as governments, organized crime, hackers, and other third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from within us. Given the high volume of transactions, certain errors may be repeated or compounded before they are discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including customers, counterparties, exchanges, clearing agents, clearinghouses or other financial intermediaries. Such parties could also be the source of a cyber attack on or breach of our operational systems, data or infrastructure.

There have been an increasing number of cyber attacks in recent years in various industries, including ours. If one or more of these cyber attacks occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our customers’ or other third parties’, operations, which could result in reputational damage, financial losses, regulatory penalties and/or customer dissatisfaction or loss, which may not in all cases by covered by insurance. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our businesses, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Our financial services regulators in recent years have increased their examination and enforcement focus on matters relating to cybersecurity threats, including the assessment of firms’ vulnerability to cyber attacks. In particular, regulatory concerns have been raised about firms establishing effective cybersecurity governance and risk management policies, practices and procedures; protecting firm networks and information; identifying and addressing risk associated with remote access to client information and fund transfer requests; identifying and addressing risks associated with customers business partners, counterparties, vendors, and other third parties, including exchanges and clearing organizations; preventing and detecting unauthorized activities; adopting effective mitigation and business continuity plans to address the impact of cybersecurity breaches; and establishing protocols for reporting cybersecurity incidents. While any insurance that we may have that covers a specific cybersecurity incident may help to prevent our realizing a significant loss from the incident, it would not protect us from the effects of adverse regulatory actions that may result from the incident or a finding that we had inadequate cybersecurity controls, including the reputational harm that could result from such regulatory actions.

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

Environmental Liabilities and Regulations; Climate Risks

Our operations are affected by federal, state and/or local environmental laws in the countries in which we maintain office space for our own operations and where we manage properties for clients in our Real Estate business, and we may face liability with respect to environmental issues occurring at properties that we manage or occupy.

Various laws and regulations restrict the levels of certain substances that may be discharged into the environment by properties and they may impose liability on current or previous real estate owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face costs or liabilities under these laws as a result of our role as an on-site property manager. Within our own operation, we face additional costs from rising costs which make it more expensive to operate our corporate offices.

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

We anticipate that the potential effects of climate change may impact the decisions and analysis the employees in our Real Estate businesses make with respect to the properties they evaluate or manage on behalf of clients since climate change considerations may impact the relative desirability of locations and the cost of operating and insuring the properties. Future legislation that requires specific performance levels for building operations could make non-compliant buildings more expensive, which could materially affect investments in properties we have made on behalf of clients.

We also anticipate that the potential effects of climate change may impact our own operations and those of client properties we manage, especially when they are located in coastal cities. For example, during 2012 our own operations and properties we manage for clients in the northeastern United States, and in particular New York City, were impacted by Hurricane Sandy, in some cases significantly.

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

Currently, Mr. Lutnick and Mr. Merkel each spend approximately 50% of their time on our matters, although these percentages may vary depending on business developments at us or Cantor or any of our or Cantor’s affiliates. As a result, these key employees (and others in key executive or management roles whom we may hire from time to time) dedicate only a portion of their professional efforts to our businesses and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or Cantor. These two key employees may not be able to dedicate adequate time to our businesses and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

The BGC Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of BGC Holdings, may not prevent our key employees, including Messrs. Lutnick and Merkel, whose employment by Cantor is not subject to these provisions in the BGC Holdings limited partnership agreement, from resigning or competing against us. In addition, our success in the Financial Services segment has largely been dependent on the efforts of Mr. Lutnick and our President, Shaun Lynn, and other executive officers, including our Chief Financial Officer, A. Graham Sadler, who has recently announced his retirement. In the Real Estate Services segment, our success has similarly been dependent on efforts by Mr. Lutnick in connection with acquisitions and on an ongoing basis by officers and other key employees, including some who have been hired in connection with these acquisitions. Should Mr. Lutnick leave or otherwise become unavailable to render services to us, control of us would likely pass to Cantor, and indirectly pass to the then-controlling stockholder of CFGM (which is Mr. Lutnick), Cantor’s managing general partner, or to such other managing general partner as CFGM would appoint, and as a result control could remain with Mr. Lutnick. If any of our key employees in our Financial Services or Real Estate Services segments were to join an existing competitor, form a competing company, offer services to Cantor that compete with our services or otherwise leave us, some of our customers could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

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

With respect to the commercial real estate industry, revenue and profits are generally higher in the fourth quarter of each year and lower in the first quarter. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year-end and because certain expenses are constant through the year. While the seasonality in our two segments may be offsetting, these factors could have a material effect on our results of operations in any given period.

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

We also face existing and potential competition from large exchanges, which seek or may seek to migrate trading from the inter-dealer market to their own. Consolidation is occurring in this area as well. Recently, BATS Global Markets acquired the foreign-exchange trading venue, Hotspot from KCG Holdings, while the Hong Kong Exchange and Clearing Limited acquired the London Metal Exchange while ICE completed the acquisition of NYSE Euronext. Consolidation among exchanges may increase their financial resources and ability to compete with us.

Continued consolidation and reduction in the financial services industry and especially among our customers could lead to the exertion of additional pricing pressure by our customers, impacting the commissions and spreads we generate from our brokerage services. Further, the recent consolidation among exchanges, and expansion by these exchanges into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads. These developments have increased competition from firms with potentially greater access to capital resources than we have. Finally, consolidation among our competitors other than exchange firms could result in increased resources and product or service offerings for our competitors. If we are not able to compete successfully in the future, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

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

For example, as of January 1, 2015, the U.S. Federal Reserve held approximately $4.5 trillion worth of long-dated U.S. Treasury and Federal Agency securities which are not being traded or hedged. This compares to $1.7 trillion at the beginning of 2011 and zero prior to September 2008. This has reduced volatility and volumes for listed and OTC interest rate products in the U.S. Although the Federal Reserve ceased repurchases, it continues to hold substantially all of the securities purchased. In addition, the Federal Reserve may continue to use traditional methods to keep short-term interest rates low by historical standards.

Recently, central banks in other jurisdictions, including the EU, Japan and China, have undertaken quantitative easing and other steps aimed at stimulating their economies through monetary policy. In these jurisdictions also, interest rates are expected to remain low by historical standards for some time to come.

Similarly, global FX volumes were muted in 2012 and 2013, largely because certain major central banks, such as those in Japan and, until recently, Switzerland, intervened to keep global currencies from appreciating, and because low interest rates (themselves partially a result of quantitative easing) in most major economies make carry-trade strategies less appealing for FX market participants. In addition, increased capital requirements for banks and other financial institutions are likely to result in increased holdings of government securities, which holdings will be less likely to be traded or hedged, thus reducing further transaction volumes in those securities. Since the new capital requirements make it more expensive for the banks and other financial institutions to hold assets other than government securities, the new requirements may also reduce their trading and hedging activities in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. These central banking policies may adversely affect our businesses, particularly our rates and FX operations. In addition, many of our large bank customers have faced increasing regulatory scrutiny of their rates and FX businesses, and this may negatively impact industry volumes.

The migration of OTC swaps to SEF markets may impact volumes, liquidity and demand for our services in certain markets.

BGC Derivative Markets, our subsidiary, began operating as a SEF on October 2, 2013. After this date, all eligible derivatives traded by US Persons required SEF registration. Mandatory Dodd-Frank Act compliant execution on SEFs by Swap Dealers and Major Swap Participants commenced in February 2014. The full Dodd-Frank Act rule set regarding execution, clearing and reporting requirements has been finalized more slowly than anticipated and has been effected through no action letters, temporary relief, guidance and multiple interpretations. As a result, many of our largest customers have reduced their trading exposures until the rule consequences are completely known. In addition, we maintain our ownership stake in ELX, a CFTC-approved DCM. Although we believe that our SEF and ELX are in compliance with applicable rules, no assurance can be given that the market for these products will not be less robust, that there may be less volume and liquidity in these markets, that there may be less demand for our services or the market in general or that the industry will not experience disruptions as customers or market participants transition to the new system. If such events were to occur, our business in these products could be significantly reduced and our businesses, financial condition, results of operations and prospects could be adversely affected.

Our commodities derivatives activities, including those related to electricity, natural gas and environmental interests, subject us to extensive regulation, potential catastrophic events and other risks that may result in our incurring significant costs and liabilities.

We engage in the brokerage of commodities derivatives, including those involving electric power and natural gas, and related products and indices. These activities subject us or our customers to extensive regulatory oversight and involving federal, state and local and foreign commodities, energy, environmental, and other governmental laws and regulations and may result in our incurring significant costs and liabilities.

We or our clients may incur substantial costs in complying with current or future laws and regulations relating to our commodities-related activities, including trading of electricity, natural gas, and environmental interests. New regulation of OTC derivatives markets in the U.S. and similar legislation proposed or adopted abroad will impose significant new costs and new requirements on the commodities derivatives activities of us and our customers. Therefore, the overall reputation of us or our clients may be adversely affected by the current or future regulatory environment. Failure to comply with these laws and regulations may result in substantial civil and criminal penalties and fines for market participants.

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

Many aspects of our businesses, like those of other financial intermediary firms, are subject to significant capital requirements. In the U.S., the SEC, FINRA and various other regulatory bodies (including the CFTC and the NFA) have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of the broker-dealer’s activities. Broker-dealers that also act as FCMs, such as our subsidiaries, BGCF and MINT, are subject to CFTC capital requirements as well. In addition, we hold a 49% limited partnership interest in Aqua, a U.S. registered broker-dealer. These broker-dealers are subject to SEC, FINRA, CFTC and NFA net capital requirements.

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

Our businesses, financial condition, results of operations and prospects could be adversely affected by new laws, rules or regulations or by changes in existing law, rules or regulations or the application thereof.

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

Changes in legislation and in the rules and regulations promulgated by the SEC, FINRA, the CFTC, the U.S. Treasury, the FCA, the European Commission, the European Securities and Market Authority and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of broker-dealers and could result in restrictions in the way we conduct our businesses. For example, the U.S. Congress, the U.S. Treasury, the Board of Governors of the Federal Reserve System, SEC and the CFTC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. markets. The E.U. is currently in the process of revising MiFID II and the Market Abuse Directive. Both of these directives are relevant to us, and MiFID II will have a particularly significant impact in a number of areas, including corporate governance, transaction reporting, pre – and post-trade transparency and investor protection. MiFID II will also introduce a new catch-all trading venue category known as the organized trading facility, as well as an equivalence assessment on non-EU jurisdictions for granting access to EU markets. Therefore, uncertainties resulting from the possibility of additional legislation and/or regulation, could adversely impact our businesses. Failure to comply with any of these laws, rules or regulations could result in fines, penalties, restrictions or limitations on business activity, suspension or expulsion from the industry, any of which could have a material adverse effect upon us.

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

Further, the authorities of certain EU countries may from time to time institute changes to tax law that, if applicable to us, could have a material adverse effect on our businesses, financial condition, results of operations and prospects. Similarly, the U.S. has proposed a series of changes to U.S. tax law, some of which could apply to us. It is not possible to predict if any of these new provisions will be enacted or, if they are, what form they may take. It is possible that one or more of such provisions could negatively impact our costs and our effective tax rate, which would affect our after-tax earnings. If any of such changes to tax law were implemented and/or deemed to apply to us, they could have a material adverse effect on our businesses, financial condition, results of operations and prospects, including on our ability to attract, compensate and retain executives and brokers.

We believe that uncertainty and potential delays around the final form such new laws and regulations might take may negatively impact trading volumes in certain markets in which we transact. Increased capital requirements may also diminish transaction velocity. While the broad framework of currently proposed laws and regulations is known, we believe that it is too early for there to be clarity on the specific aspects of the U.S. and EU proposals which may directly impact our businesses as some proposals have not yet been finalized. Additionally, unintended consequences of the laws, rules and regulations may adversely affect us in ways yet to be determined. We are unable to predict how any of these new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws, rules or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our businesses, financial condition, results of operations and prospects.

Extensive regulation of our businesses restricts and limits our operations and activities and results in ongoing exposure to potential significant costs and penalties, including fines, sanctions, enhanced oversight, increased financial and capital requirements, and additional restrictions or limitations on our ability to conduct or grow our businesses.

The financial services industry, including our businesses, is subject to extensive regulation, which is very costly. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect the holders of our stock, notes or other securities. These regulations will often serve to restrict or limit our operations and activities, including through capital, customer protection and market conduct requirements.

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

From time to time, we have been and are subject to periodic examinations, inspections and investigations, including periodic risk assessment and related reviews of our U.K. group, the most recent of which took place in 2012 and a FCA review in 2014 in connection with our offer to acquire GFI. Throughout 2011 and 2012, and following a periodic risk assessment review by the FSA, BGC European Holdings, L.P., and its regulated subsidiary, BGC Brokers L.P., embarked on a major review of its liquidity and capital, and control environment, pursuant to which we assessed the appropriateness of the scope and structure of the businesses in our U.K. group. We increased the liquidity and capital levels of certain of our U.K. group’s regulated businesses, and also reviewed and enhanced our policies and procedures relating to assessing risks and our liquidity and capital requirements. We also produced detailed contingency planning steps to determine the standalone viability of each of the businesses in our U.K. group as well as a theoretical orderly wind-down scenario for these businesses. Currently, at the request of the FCA, the U.K. group is continuing to enhance and embed certain aspects of its financial crime prevention framework, operational risk framework, and governance structures. The FCA conducted a deep dive review of the U.K. group between September and October 2014 and issued its findings letter in December 2014. The letter summarized areas of improvement required but did not include a Skilled Person’s report or Risk Mitigation Program.

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

In addition, recruitment and retention of qualified brokers could result in substantial additional costs. We have been and are currently a party to, or otherwise involved in, several lawsuits and arbitrations involving competitor claims in connection with employee hires and/or departures, including our recently settled litigations with Tullett. We may also pursue our rights through litigation when competitors hire our employees who are under contract with us. We believe such proceedings are common in the financial services industry due to its highly competitive nature. An adverse settlement or judgment related to these or similar types of claims could have a material adverse effect on our businesses, financial condition, results of operations and prospects. Regardless of the outcome of these claims, we generally incur significant costs and substantial management time in dealing with them.

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

The financial services industry is intensely competitive, and is expected to remain so. In our Financial Services segment, we primarily compete with four major, diversified inter-dealer brokers and financial intermediaries. These inter-dealer brokers are ICAP plc, Tullett Prebon plc, GFI and Compagnie Financière Tradition (which is majority owned by Viel & Cie), all of which are currently publicly traded companies. On February 26, 2015, we completed our tender offer to acquire GFI (See “Acquisition of GFI Group Inc.”). Other inter-dealer broker and financial intermediary competitors include a number of smaller, privately-held firms that tend to specialize in specific products and services or geographic areas.

We also compete with companies that provide alternative products and services, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and stock exchange markets for corporate equities, debt and other securities. We increasingly compete with exchanges for the execution of trades in certain products, mainly in derivatives such as futures, swaps, options and options on futures. Certain exchanges have made and will likely continue to make attempts to move certain OTC-traded products to exchange-based execution. We also compete with consortia, such as those operated by Tradeweb, which are created or funded from time to time by banks, broker-dealers and other companies involved in financial services, such as Thomson Reuters Corporation, to compete in various markets with exchanges and inter-dealer brokers. In addition, financial data and information firms such as Thomson Reuters Corporation and Bloomberg L.P. operate trading platforms for both OTC and listed products, and may attempt to compete with us for trade execution in the future.

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

In addition, new competitors may emerge, and our product and service lines may be threatened by new technologies or market trends that reduce the value of our existing product and service lines. If we are not able to compete successfully in the future, our revenues could be adversely impacted and as a result our businesses, financial condition, results of operations and prospects could be materially adversely affected.

Competition for financial brokerage transactions also has resulted in substantial commission discounting by brokers that compete with us for our brokerage business. Further discounting could adversely impact our revenues and margins and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

Our operations also include the sale of pricing and transactional data and information produced by our brokerage operations to securities information processors and/or vendors. There is a high degree of competition in pricing and transaction reporting products and services, and such businesses may become more competitive in the future. Competitors and customers of our financial brokerage businesses have together and individually offered market data and information products and services in competition with those offered and expected to be offered by us.

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

On a consolidated basis, revenues from foreign countries were $688.0 million or 65.9 % of total revenues in our Financial Services segment for the year ended December 31, 2014. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every jurisdiction. Our inability to remain in compliance with local laws and regulations in a particular foreign jurisdiction could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. If we are unable to manage any of these risks effectively, our businesses could be adversely affected.

There are also certain additional political, economic, legal, operational and other risks inherent in doing business in international securities markets, particularly in the regulated brokerage industry. These risks include:

•	less developed automation in exchanges, depositories and national clearing systems;

•	additional or unexpected changes in regulatory requirements, capital requirements, tariffs and other trade barriers;

•	the impact of the laws, rules and regulations of foreign governmental and regulatory authorities of each country in which we conduct business;

•	possible nationalization, expropriation and regulatory, political and price controls;

•	difficulties in staffing and managing international operations;

•	capital controls, exchange controls and other restrictive governmental actions;

•	any failure to develop effective compliance and reporting systems, which could result in regulatory penalties in the applicable jurisdiction;

•	fluctuations in currency exchange rates;

•	reduced protections for intellectual property rights;

•	adverse labor and employment laws, including those related to compensation, tax, health insurance and benefits, and social security;

•	outbreak of hostilities; and

•	potentially adverse tax consequences arising from compliance with foreign laws, results and regulations to which our international businesses are subject.

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

We offer our financial services in four broad product categories: rates, credit, foreign exchange and equity and other asset classes. However, our financial services brokerage revenues are substantially derived from our rates products, which accounted for approximately 39.4% of our total financial services brokerage revenues on a consolidated basis for the year ended December 31, 2014. While we focus on expanding and diversifying our product offerings, we are currently exposed to any adverse change or condition affecting the rates product market. Accordingly, the concentration of our businesses on rates products subjects our results to a greater market risk than if we had more diversified product offerings.

Due to our current customer concentration, a loss of one or more of our significant customers could harm our businesses, financial condition, results of operations and prospects.

For the year ended December 31, 2014, on a consolidated basis, our top ten Financial Services customers collectively, accounted for approximately 25.2% of our total revenues. We have limited long-term contracts with certain of these customers. If we were to lose one or more of these significant customers for any reason, including the recent consolidation in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our businesses, financial condition, results of operations and prospects would suffer.

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

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices or other factors will result in losses for a specified position. In our Financial Services business, we may allow certain of our desks to enter into unmatched principal transactions in the ordinary course of business and hold long and short investory positions. These transactions are primarily for the purpose of managing proprietary positions, facilitating clients’ execution needs, adding liquidity to a market or attracting additional order flow. As a result, we may have market risk exposure on these transactions. Our exposure varies based on the size of the overall position, the terms and liquidity of the instruments brokered and the amount of time the position is held before we dispose of the position. We have limited ability to track our exposure to market risk and unmatched positions on an intra-day basis, however, we attempt to mitigate market risk on these positions by strict risk limits, extremely limited holding periods and hedging our exposure. These positions are intended to be held short term to facilitate customer transactions. However, due to a number of factors, including the nature of the position and access to the market on which it trades, we may not be able to unwind the position and we may be forced to hold the position for a longer period than anticipated. All positions held longer than intra-day are marked to market.

Certain categories of trades settle for clearing purposes against CF&Co, an affiliate of Cantor. CF&Co is a member of FINRA and the FICC. We, CF&Co and other of Cantor’s and our affiliates participate in off-the-run U.S. Treasuries as well as other markets by posting quotations for our accounts and by acting as principal. Such activity is intended, among other things, to assist us, CF&Co, Cantor and other affiliates in managing proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

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

On June 28, 2013, we sold our on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX. The total consideration consisted of $750 million in cash, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably over 15 years, provided that NASDAQ OMX, as a whole, produces at least $25 million in gross revenues each year. Of the 14,883,705 shares, 1,984,494 shares have been received and 12,899,211 shares remain to be received.

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

While we may seek to minimize the effect of price changes on the NASDAQ OMX shares we hold through the use of derivative contracts, no assurance can be given that we will be able to enter into hedging activities that will adequately protect us from our exposure, or that the costs of such hedging activities will not be significant. Further, any such hedging activities and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including unpredicted price movements, counterparty defaults or other risks that are unidentified or unanticipated. Any such events could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

In addition, there is no assurance that we will be successful in employing any consideration that we have and will receive, including the earn-out, from the NASDAQ OMX Transaction in such a way as to provide a net benefit to us compared to the revenues, profit margins, and cash flows represented by the assets that we sold in the NASDAQ OMX Transaction. While we intend to use that consideration in ways that will be beneficial to us and our businesses, including in continuing to seek to grow the portion of the electronic platform that we retained and to make acquisitions, such as our acquisition of GFI, there can be no assurance that we will be successful in doing so, or that our failure to do so will not have an adverse effect on our businesses, financial condition, results of operations, and prospects.

We may also face credit, market and other risks in connection with the temporary or longer-term investment of our available cash, including that received from the NASDAQ OMX Transaction pending our use of the proceeds of that Transaction in our businesses or to make acquisitions, such as the risk of defaults or impairments of our investments and cash management vehicles. Such investments, stock loans and cash management vehicles may be placed by or recommended by CF&Co.

Our acquisition of GFI requires significant cash resources and may lead to a significant increase in the level of our indebtedness.

Our acquisition of GFI may lead to a significant increase in the level of our indebtedness. On February 26, 2015, we successfully completed our tender offer to acquire approximately 54.6 million Tendered Shares of GFI and expect to issue payment for the Tendered Shares on March 3, 2015 in the aggregate amount of approximately $332.8 million. In December 2014, we issued our 5.375% Senior Notes in anticipation of the acquisition, and we may enter into other short- or long-term financing arrangements. We will also incur substantial non-recurring transaction costs, including break-up fees, assumption of liabilities and expenses, and compensation expenses in connection with the GFI transaction. Further, the consolidation of GFI for financial reporting purposes could significantly increase the amount of our consolidated indebtedness apart from any additional indebtedness that we may incur in connection with any financing of the acquisition. Any such additional indebtedness may restrict the ability to raise additional capital on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect on a combined business.

Following completion of the acquisition of GFI, expected revenue opportunities, cost savings, and other benefits and synergies may not occur in the currently contemplated timeframe, or at all, and we may become subject to various operational, financial, control, and compliance risks of GFI.

Following completion of the GFI acquisition, the anticipated revenue opportunities, cost savings, and other benefits and synergies from any such transaction may not be fully realized, if at all, or may take longer to realize than currently contemplated. In addition, future earnings of our combined businesses could be adversely affected by a variety of factors, including, but not limited to, the impact of competition from other marketplace participants; economic conditions, including changes in trading volumes, inflation rates, interest rates, tax rates, or the availability of capital; our ability to comply with all covenants in our credit facilities; and the risks and uncertainties disclosed by GFI and us with respect to our respective businesses as described in our respective reports and documents filed with the SEC. Further, we may be exposed to various operational, financial, control, and compliance risks of GFI that are not publicly disclosed. As a result, we may be subject to unknown risks and potential liabilities in connection with the acquisition. Any such factors or others could have a material adverse effect on our business.

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

RISKS RELATED TO OUR REAL ESTATE SERVICES BUSINESS

General and Real Estate Services Market Conditions

Negative general economic conditions and commercial real estate market conditions can have a material adverse effect on our NGKF commercial real estate services businesses, financial condition, results of operations and prospects.

Commercial real estate markets are cyclical. They relate to the condition of the economy or, at least, to the perceptions of investors and users as to the relevant economic outlook. For example, companies may be hesitant to expand space or enter into long-term commitments if they are concerned about the general economic environment. Companies that are under financial pressure for any reason, or are attempting to more aggressively manage their expenses, may reduce the size of their workforces, reduce spending on capital expenditures, including with respect to their office space, permit more of their staff to work from home offices and/or seek corresponding reductions in office space and related management or other services.

Negative general economic conditions and declines in the demand for commercial real estate brokerage and related management services in several markets or in significant markets could also have a material adverse effect on our commercial real estate services businesses as a result of the following factors:

•	A general decline in acquisition, disposition or leasing activity can lead to a reduction in the commissions and fees we receive for arranging such transactions, as well as in commissions and fees we earn for arranging the financing for acquirers.

•	A general decline in the value and performance of commercial real estate and in rental rates can lead to a reduction in management and leasing commissions and fees. Additionally, such declines can lead to a reduction in commissions and fees that are based on the value of, or revenue produced by, the properties with respect to which we provide services. This may include commissions and fees for appraisal and valuation, sales and leasing, and property and facilities management. A significant decline in real estate values in a given market has also generally tended to result in increased litigation and claims regarding advisory work done prior to the decline.

•	Cyclicality in the commercial real estate markets may lead to volatility in our earnings and significant volatility for our commercial real estate business, which can be highly sensitive to market perception of the economy generally and our industry specifically. Real estate markets are also thought to “lag” the broader economy. This means that, even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the real estate markets.

•	Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, or the public perception that any of these events may occur, may negatively affect the performance of some or all of our NGKF business lines.

Regulatory/Legal

We may have liabilities in connection with our commercial real estate businesses, including appraisal and valuation, sales and leasing and property and facilities management activities.

As a licensed real estate broker and provider of commercial real estate services, we and our licensed sales professionals and independent contractors that work for us are subject to statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our sales professionals or independent contractors to litigation from parties who purchased, sold or leased properties that we brokered or managed. We could become subject to claims by participants in real estate sales and leasing transactions, as well as building owners and companies for whom we provide management services, claiming that we did not fulfill our statutory obligations. We could also become subject to claims made by clients for whom we provided appraisal and valuation services and/or third parties who perceive themselves as having been negatively affected by our appraisals and/or valuations. We also could be subject to audits and/or fines from various local real estate authorities if they determine that we are violating licensing laws by failing to follow certain laws, rules and regulations.

In addition, in our property and facilities management businesses we hire and supervise third-party contractors to provide services for our managed properties. While our role is limited to that of a supervisor, we may be subject to claims for defects, negligent performance of work or other similar actions or omissions by third parties we do not control. Adverse outcomes of property and facilities management disputes or litigation could have a material adverse effect on our commercial real estate services business, financial condition, results of operations and prospects, particularly to the extent we may be liable on our contracts, or if our liabilities exceed the amounts of the insurance coverage procured and maintained by us. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property or facilities manager or project manager, even if we have technically disclaimed liability as a contractual matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship.

Because we employ large numbers of building staff in facilities that we manage, we face risk in potential claims relating to employment injuries, termination and other employment matters.

As part of our properties and facilities management businesses, we may enter into agreements with clients where we manage the costs for a project. In these situations, we are responsible for managing the various other contractors required for a project, including general contractors, in order to ensure that the cost of a project does not exceed the contract price and that the project is completed on time. In the event that one of the other contractors on the project does not or cannot perform as a result of bankruptcy or for some other reason, we may be responsible for any cost overruns as well as the consequences for late delivery.

Some of these litigation risks may be mitigated by any commercial insurance we maintain in amounts we believe are appropriate. However, in the event of a substantial loss or certain types of claims, our insurance coverage and/or self-insurance reserve levels might not be sufficient to pay the full damages. Additionally, in the event of grossly negligent or intentionally wrongful conduct, insurance policies that we may have may not cover us at all. Further, the value of otherwise valid claims we hold under insurance policies could become uncollectible in the event of the covering insurance company’s insolvency, although we seek to limit this risk by placing our commercial insurance only with highly-rated companies. In addition, in the event of grossly negligent or intentionally wrongful conduct, we will not be covered by insurance. Any of these events could negatively impact our businesses, financial condition, results of operations and prospects.

If we fail to comply with laws, rules and regulations applicable to commercial real estate brokerage, valuation and appraisal and mortgage transactions and other real estate business lines, then we may incur significant financial penalties.

Due to the broad geographic scope of our operations and the commercial real estate services we perform, we are subject to numerous international, federal, state and local laws, rules and regulations specific to our services. For example, the brokerage of real estate sales and leasing transactions and other related activities require us to maintain brokerage licenses in each state in which we conduct activities for which a real estate license is required. If we fail to maintain our licenses or conduct brokerage activities without a license or violate any of the laws, rules and regulations applicable to our licenses, then we may be subject to audits, required to pay fines (including treble damages in certain states) or be prevented from collecting commissions owed, be compelled to return commissions received or have our licenses suspended or revoked.

In addition, because the size and scope of commercial real estate sales transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state licensing and regulatory regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws, rules and regulations applicable to our business lines also may change in ways that increase the costs of compliance. The failure to comply with both foreign and domestic laws, rules and regulations could result in significant financial penalties which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

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

We compete in a variety of service disciplines within the commercial real estate industry. Each of these business areas is highly competitive on an international and national as well as on a regional and local level. We face competition not only from other national real estate service companies, but also from global real estate services companies, boutique real estate advisory firms, consulting and appraisal firms. Depending on the product or service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Although many of our competitors are local or regional firms that are substantially smaller than we are, some of our competitors are substantially larger than us on a local, regional, national or international basis and have similar service competencies to ours, including CBRE Group, Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield and Colliers International. In addition, specialized firms like HFF, Inc. and Eastdil Secured, LLC compete with us in certain areas.

In general, there can be no assurance that we will be able to continue to compete effectively with respect to any of our commercial real estate business lines or on an overall basis, or to maintain current commission and fee levels or margins, or maintain or increase our market share.

International Market Risk

We are expanding our commercial real estate businesses to include international operations so that we may be more competitive, but in doing so we could subject ourselves to social, political and economic risks of doing business in foreign countries.

Although we do not currently conduct significant commercial real estate services businesses outside the U.S., we are expanding our international operations so that we may be more competitive. There can be no assurances that we will be able to successfully expand our businesses in international markets. Current global economic conditions may limit or delay such expansion or make it less economically feasible. As we expand into international markets, circumstances and developments related to international operations that could negatively affect our businesses, financial condition, results of operations or prospects include, but are not limited to, the following factors:

•	Lack of substantial experience operating in international markets;

•	Lack of recognition of the NGKF brand name in some international markets;

•	Difficulties and costs of staffing and managing international operations;

•	Currency restrictions, which may prevent the transfer of capital and profits to the U.S.;

•	Foreign currency fluctuations;

•	Changes in regulatory requirements;

•	Adverse tax consequences;

•	The responsibility of complying with multiple and potentially conflicting laws;

•	The impact of regional or country-specific business cycles and economic instability;

•	The geographic, time zone, language and cultural differences among personnel in different areas of the world;

•	Political instability; and

•	Foreign ownership restrictions with respect to operations in certain countries.

These or other factors may negatively impact the expansion of our commercial real estate businesses to include international operations, which could have a material adverse effect on our businesses, financial condition, results of operations, and prospects.

Other General Real Estate Services Risks

Due to our current customer concentration, a loss of one or more of our significant customers could harm our businesses, financial condition, results of operations and prospects.

For the year ended December 31, 2014, on a consolidated basis our top ten commercial real estate services customers, collectively, accounted for approximately 2.9% of our total revenue on a consolidated basis and our largest customer accounted for approximately 0.7% of our total revenue on a consolidated basis. We have limited long-term contracts with certain of these customers. If we were to lose one or more of these significant customers for any reason, including the recent consolidation in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our businesses, financial condition, results of operations and prospects would suffer.

If we experience difficulties in collecting accounts receivable or experience defaults by multiple clients or counterparties, it could adversely affect our businesses.

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

Additionally, any weakness in the global economy puts additional financial stress on clients and landlords, which sometimes are the parties that pay our commissions and fees where we have placed a tenant client into their buildings. This in turn has negatively impacted our ability to collect our receivables fully or in a timely manner. We cannot be sure that the procedures we use to identify and rectify slowly paid receivables, and to protect ourselves against the insolvencies or bankruptcies of clients, landlords and other third parties with which we do business, which procedures may involve placing liens on properties or litigating, will be effective in all cases.

We may not be able to replace independently-owned partner offices when affiliation agreements are terminated, which may decrease our scope of services and geographic reach.

As of January 31, 2015, we had agreements in place to operate on a collaborative and cross-referral basis with certain independently-owned offices in the U.S. and elsewhere in Americas in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independently owned offices generally use some variation of Newmark in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently owned offices, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where we do not have a physical presence. From time to time our arrangement with these independent firms may be terminated pursuant to the terms of the individual affiliation agreements. The opening of an owned office to replace an independently-owned office requires us to invest capital, which in some cases could be material. In the event our affiliation arrangements are terminated, we may lose our market coverage in such market if we do not enter into a replacement affiliation arrangement or open or acquire an owned office. There can be no assurance that, if we lose additional independently owned offices, we will be able to identify suitable replacement affiliates or fund the establishment or acquisition of an owned office. In addition, although we do not control the activities of these independently owned offices, we may face reputational risk if any of these independently owned offices are involved in or accused of illegal, unethical or similar behavior. Failure to maintain coverage in important geographic markets may negatively impact our operations, reputation, and ability to attract and retain key employees and could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

RISKS RELATED TO OUR CORPORATE AND PARTNERSHIP STRUCTURE

Corporate Structure

Because our voting control is concentrated among the holders of Class B common stock, the market price of Class A common stock may be adversely affected by its disparate voting rights.

As of January 31, 2015, Cantor (including CFGM) beneficially owned all of the outstanding shares of our Class B common stock, representing approximately 65.6% of our total voting power. As long as Cantor beneficially owns a majority of our total voting power, it will have the ability, without the consent of the public holders of Class A common stock, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us. In certain circumstances, such as when transferred to an entity controlled by Cantor or Mr. Lutnick, the shares of Class B common stock issued to Cantor may be transferred without conversion to Class A common stock.

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

Stockholders may not be able to challenge decisions that have an adverse effect upon holders of Class A common stock compared to holders of Class B common stock if our board of directors acts in a disinterested, informed manner with respect to these decisions, in good faith and in the belief that it is acting in the best interests of our stockholders. Delaware law generally provides that a board of directors owes an equal duty to all stockholders, regardless of class or series, and does not have separate or additional duties to different groups of stockholders, subject to applicable provisions set forth in a corporation’s certificate of incorporation and general principles of corporate law and fiduciary duties.

Delaware law, our corporate organizational documents and other requirements may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our Class A stockholders. Some provisions of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation, and our amended and restated bylaws could make the following more difficult:

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

Further, our Amended and Restated Long Term Incentive Plan contains provisions pursuant to which grants that are unexercisable or unvested may automatically become exercisable or vested as of the date immediately prior to certain change of control events. Additionally, change in control and employment agreements between us and our named executive officers also provide for certain grants, payments, and grants of exchangeability in the event of certain change of control events.

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

We are a parent holding company, and accordingly we are dependent upon distributions from BGC U.S. and BGC Global to pay dividends, taxes and indebtedness and other expenses and to make repurchases.

We are a parent holding company with no direct operations and will be able to pay dividends, taxes and other expenses, and to make repurchases of shares our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, only from our available cash on hand and funds received from distributions or loans from BGC U.S. and BGC Global. As discussed above, regulatory, tax restrictions or elections, and other legal or contractual restrictions may limit our ability to transfer funds freely from our subsidiaries. In addition, any unanticipated accounting, tax or other charges against net income could adversely affect our ability to pay dividends and to make repurchases.

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

Our board of directors and our Audit Committee have authorized repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor, our executive officers, other employees, partners. As of January 31, 2015, we had approximately $139.8 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in BGC U.S.’s and BGC Global’s respective businesses, although we neither have current plans to do so nor do we expect to do so as long as we maintain our current dividend policy. Accordingly, there can be no assurance that future dividends will be paid or that dividend amounts will be maintained at current or future levels.

If our dividend policy is materially different than the distribution policy of BGC Holdings, upon the exchange of any BGC Holdings limited partnership interests such BGC Holdings limited partners could receive a disproportionate interest in the aggregate distributions by BGC U.S. and BGC Global that have not been distributed by us.

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

If Cantor ceases to hold a majority of our voting power, Cantor’s interest in us could be deemed an investment security under the Investment Company Act. If we were to cease participation in the management of BGC Holdings (or if BGC Holdings, in turn, were to cease participation in the management of BGC U.S. and BGC Global) or be deemed not to have a majority of the voting power of BGC Holdings (or if BGC Holdings, in turn, were deemed not to have a majority of the voting power of BGC U.S. and BGC Global), our interests in BGC Holdings or BGC U.S. and BGC Global could be deemed an “investment security” for purposes of the

Investment Company Act. If BGC Holdings ceased to participate in the management of BGC U.S. and BGC Global or were deemed not to have a majority of the voting power of BGC U.S. or BGC Global, its interest in BGC U.S. or BGC Global could be deemed an “investment security” for purposes of the Investment Company Act.

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

The BGC Holdings limited partnership interests are also subject to redemption, and subject founding/working and other limited partners to non-competition and non-solicitation covenants, as well as other obligations. In addition, the exercise of Cantor’s right to purchase from BGC Holdings exchangeable limited partnership interests generally when founding partner units are redeemed or granted exchangeability will result in the share of distributions of income from the operations of our businesses on other outstanding BGC Holdings limited partnership interests, including those held by founding/working and other limited partners, to remain the same rather than increasing as would be the case if such interests were redeemed or granted exchangeability without such Cantor right to purchase. In addition, any purchase of exchangeable limited partnership units by Cantor from BGC Holdings following Cantor’s decision to grant exchangeability on founding partner units will result in additional dilution to the other partners of BGC Holdings.

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

In addition, the ability to acquire shares of our Class A common stock underlying BGC Holdings exchangeable units is not dependent upon the partner’s continued employment with us or compliance with partner obligations, and such partners are therefore not restricted from leaving us by the potential loss of such shares.

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

We are a party to rights and obligations under a tax receivable agreement with Cantor that provides for the payment by us to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. It is expected that we will benefit from the remaining 15% cash savings, if any, in income tax that we realize. Cantor has not exercised this right to date, but there can be no assurance that it will not do so in the future.

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

In addition, Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own businesses and/or of the relationships that exist between and among Cantor and its other affiliates and us. Any future related-party transaction or arrangement between Cantor and its other affiliates and us is subject to the prior approval by our Audit Committee, but generally does not otherwise require the separate approval of our stockholders, and if such stockholder approval is required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders. Further, our regulators, including the FCA, may require the consolidation, for regulatory purposes, of Cantor and its other affiliates and us with respect to our U.K.-regulated entities or other entities or require other restructuring of the group. There is no assurance that such consolidation or restructuring would not result in a material expense or disruption to our businesses.

Moreover, the service of officers or partners of Cantor as our executive officers and directors, and those persons’ ownership interests in and payments from Cantor and its affiliates, could create conflicts of interest when we and those directors or executive officers are faced with decisions that could have different implications for us and Cantor. Our ability to retain our key employees and the ability of certain key employees to devote adequate time to us are critical to the success of our businesses, and failure to do so may adversely affect our businesses, financial condition, results of operations and prospects.

Our agreements and other arrangements with Cantor may be amended upon agreement of the parties to those agreements upon approval of our Audit Committee. During the time that we are controlled by Cantor, Cantor may be able to require us to agree to amendments to these agreements. We may not be able to resolve any potential conflicts, and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

In order to address potential conflicts of interest between Cantor and its representatives and us, our amended and restated certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve Cantor and its representatives, and our powers, rights, duties and liabilities and those of our representatives in connection with our relationship with Cantor and its affiliates, officers, directors, general partners or employees. Our certificate of incorporation provides that no Cantor Company, as defined in our certificate of incorporation, or any of the representatives, as defined in our certificate of incorporation, of a Cantor Company will owe any fiduciary duty to, nor will any Cantor Company or any of their respective representatives be liable for breach of fiduciary duty to, us or any of our stockholders, including with respect to corporate opportunities. The corporate opportunity policy that is included in our certificate of incorporation is designed to resolve potential conflicts of interest between us and Cantor and its representatives.

Our amended and restated certificate of incorporation provides that Cantor and its respective representatives will have no duty to refrain from:

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

These related-party relationships may from time to time subject us to litigation. For example, a purported derivative action, since dismissed and now being appealed, was filed alleging that certain related-party transactions were unfair to us.

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which is acting as our sales agent in our controlled equity offerings and provides us with additional investment banking services.

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which acts as our sales agent pursuant to controlled equity offering sales agreements, including the current one entered into on November 20, 2014 (collectively, the “Sales Agreements”). Pursuant to the November 2014 Sales Agreement, we may offer and sell up to an aggregate of 20 million shares of Class A common stock. Under these Sales Agreements, we agree to pay CF&Co 2% of the gross proceeds from the sale of shares of our Class A common stock.

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

In addition, Cantor, CF&Co and their affiliates have provided investment banking services to us and our affiliates in the past, and may be expected to do so in the future, including acting as our financial advisor in connection with business combinations, dispositions, or other transactions, including the acquisition of GFI, and placing or recommending to us various investments, stock loans or cash management vehicles. They receive customary fees and commissions for these services. They may also receive brokerage and market data and analytics products and services from us and our respective affiliates. We also provide to and receive from Cantor and its affiliates various administrative services.

Risks Related to Our Class A Common Stock

Purchasers, as well as existing stockholders, may experience significant dilution as a result of offerings of our shares of Class A common stock.

The November 20, 2014 Sales Agreement with CF&Co currently remains in effect with respect to the issuance and sale of up to an aggregate of 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. As of February 25, 2015, we have issued and sold an aggregate of approximately 0.8 million shares of Class A common stock under the Sales Agreement, with approximately 19.2 million shares of Class A common stock remaining to be sold under the Agreement. Further, we have an effective shelf registration statement on Form S-4 with respect to the offer and sale of up to an aggregate of 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of January 31, 2015, we have issued an aggregate of 6.5 million shares of Class A common stock under the Form S-4, all in connection with acquisitions. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to an aggregate of 10 million shares of our Class A common stock under our Dividend Reinvestment and Stock Purchase Plan. As of January 31, 2015, we have issued approximately 188,100 shares of our Class A common stock under the Plan.

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

Because we intend to use the net proceeds from the sale of shares of Class A common stock under the November 2014 Sales Agreements, and may use the net proceeds from future offerings, for general corporate purposes, which, among other things, are expected to include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases, investors should be aware that such net proceeds will not be available for other corporate purposes, and that, depending upon the timing and prices of such repurchases of shares and purchases of units and of the sales of our shares under the November 2014 Sales Agreement and the liquidity and depth of our market, we may sell a greater aggregate number of shares, at a lower average price per share, under the November 2014 Sales Agreement than the number of shares or units repurchased or purchased, thereby increasing the aggregate number of shares and units outstanding and decreasing our earnings per share.

We intend to use the net proceeds of the sale of shares of Class A common stock under the Sales Agreements, and may use the net proceeds from future offerings, for general corporate purposes, which among other things, are expected to include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases. From January 1, 2014 to December 31, 2014, we repurchased an aggregate of 13,630,725 shares of Class A common stock at an aggregate purchase price of approximately $100.3 million with an average repurchase price of $7.36 per share. During that period, we redeemed for cash an aggregate of 10.4 million limited partnership units at an average price of $7.28 per unit and an aggregate of 3.8 million founding/working partner units at an average price of $7.66 per unit. This excludes activity with respect to the Global Partnership Restructuring Program, including the approximately 76 million units with the Company redeemed or exchanged from partners at the end of the second quarter of 2013. In the future, we expect to continue to repurchase shares of our Class A common stock and purchase BGC Holdings units from Cantor, our executive officers, other employees, partners, and others, and these repurchases and purchases may be significant.

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

The market price of our Class A common stock has fluctuated significantly, and the market price of our Class A common stock may continue to do so depending upon many factors, including our actual results of operations and perceived prospects, the prospects of our competition and of the financial and commercial real estate markets in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, seasonality, changes in general valuations for companies in our business segments, changes in general economic or market conditions and broad market fluctuations. The market price of our Class A common stock may continue to be subject to similar market fluctuations, which may be unrelated to our operating performance or prospects, and increased volatility could result in a decline in the market price of our Class A common stock. Declines in the price of our Class A common stock may adversely affect our ability to recruit and retain key employees, including brokers, salespeople, managers and other professionals.

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

In addition to our sales of shares of our Class A common stock pursuant to our controlled equity offerings, our acquisition shelf, and our dividend reinvestment plan discussed above, events which could have such an effect include the following:

•	Our 8.75% Convertible Notes due April 2015 are currently convertible into an aggregate of 23,990,605 shares of Class A common stock. In connection with the issuance of the 8.75% Convertible Notes, we entered into a registration rights agreement with Cantor, dated April 1, 2010, pursuant to which holders of the shares of Class A common stock issuable upon conversion of the 8.75% Convertible Notes have resale registration rights;

•	The 4.50% Convertible Notes are currently convertible into 16,260,160 million shares of Class A common stock;

•	We may issue shares of Class A common stock upon the conversion or exchange of any convertible or exchangeable debt securities that may be issued by us in the future;

•	Stockholders may resell shares of Class A common stock issuable by us in connection with (i) the conversion by Cantor of shares of its Class B common stock into shares of Class A common stock, (ii) the exchange of Cantor’s exchangeable limited partnership interests, (iii) the exchange, redemption, or purchase of partnership units for shares of Class A common stock, including in partnership restructurings, (iv) incentive compensation, including grants of restricted stock, RSUs, and options, and (v) donations of shares by us to The Cantor Fitzgerald Relief Fund; and

•	Stockholders may resell outstanding shares of our Class A common stock, including sales by Cantor partners who receive distribution rights shares from Cantor, The Cantor Fitzgerald Relief Fund which may receive donated shares from Cantor or others, and our employees and partners who hold our shares, including those received in compensatory arrangements from us.

The 4.50% Convertible Notes and the capped call transactions may affect the market for and trading price of our Class A common stock.

Owners of our 4.50% Convertible Notes may employ, or seek to employ, a convertible arbitrage strategy with respect to the notes. Investors that employ a convertible arbitrage strategy with respect to the 4.50% Convertible Notes typically will implement that strategy by selling short our Class A common stock underlying the notes or by entering into cash-settled OTC derivative transactions with respect to our Class A common stock that provide investors with short economic exposure to our Class A common stock.

In connection with the sale of the 4.50% Convertible Notes, we entered into capped call transactions with affiliates of Bank of America Merrill Lynch and Deutsche Bank Securities, in connection with the pricing of the notes and the overallotment option to cover the shares of our Class A common stock underlying the notes.

The capped call transactions are expected generally to reduce the potential dilution with respect to our Class A common stock upon conversion of the 4.50% Convertible Notes in the event that the volume-weighted average price per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions (which initially corresponded to the original conversion price of the notes and is subject to anti-dilution adjustments). If, however, the volume-weighted average price per share of the Class A common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, the value of the shares of the Class A common stock that we expect to receive upon the exercise of the capped call transactions will be capped, and the dilution mitigation under the capped call transactions will be limited based on such capped value, which means there would be dilution with respect to the Class A common stock to the extent that the then volume-weighted average price per share of the Class A common stock exceeds the cap price of the capped call transactions. A failure by a hedge counterparty (due to bankruptcy or otherwise) to pay or deliver, as the case may be, to us amounts owed to us under the capped call transactions will not reduce the consideration we are required to deliver to a holder upon its conversion of the 4.50% Convertible Notes and may result in an increase in dilution with respect to our Class A common stock.

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

We have offices in the United States, Canada, Europe, United Kingdom, Latin America, Asia, Africa and the Middle East. Our principal executive offices are located at 499 Park Avenue, New York, New York. We also occupy a space at 199 Water Street, New York, New York, which serves as a trading operation for our Financial

Services businesses, and space at 125 Park Avenue, New York, New York, which serves as the headquarters of our commercial Real Estate Services businesses. Under the Administrative Services Agreement with Cantor, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the terms of the leases for such spaces.

Our largest presence outside of the New York metropolitan area is in London, located at One Churchill Place, Canary Wharf.

We currently occupy concurrent computing centers in Rochelle Park, New Jersey and Trumbull, Connecticut, which primarily service our Financial Services segment. Although the Rochelle Park, New Jersey data center was transferred to NASDAQ OMX in June 2013, we continue to use that data center and have the right to do so until June 2015. We plan to relocate this data center to a co-location facility in New Jersey after June 2015. In addition, we occupy two data centers in the United Kingdom located in Canary Wharf and Romford, respectively. Our U.S Financial Services operations also have office space in Atlanta, Boston, Dallas, Houston, Los Angeles and Miami, and both business segments have office space in Chicago.

After completing the acquisition of Newmark in October 2011, we also have a number of additional offices in several states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Washington) and the District of Columbia, which are used in our Real Estate Services segment. With our recent acquisitions of Cornish & Carey Commercial and certain offices of ARA, we have increased the number of offices by approximately thirty within these above-referenced states. In addition, Newmark operates through license agreements in a number of states, including certain states where Newmark does not have its own offices.

ITEM 3.	LEGAL PROCEEDINGS

See Note 20—“Commitments, Contingencies and Guarantees” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of our legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Class A Common Stock

Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “BGCP.” There is no public trading market for our Class B common stock, which is held by Cantor and CFGM. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock on the Nasdaq Global Select Market.

We declared quarterly dividends of $0.12 for each of the four quarters of 2013 and 2014.

	High	Low
2015
First Quarter (through February 27, 2015)	$9.50	$7.78

2014
First Quarter	$7.30	$5.96

Second Quarter	$7.65	$6.50

Third Quarter	$8.01	$7.16

Fourth Quarter	$9.57	$6.87

2013
First Quarter	$4.81	$3.43

Second Quarter	$5.96	$3.84

Third Quarter	$6.53	$5.44

Fourth Quarter	$6.18	$5.10

On February 27, 2015, the closing sales price of our Class A common stock on the Nasdaq Global Select Market was $9.08. As of February 27, 2015, there were 338 holders of record of our Class A common stock and two holders of record of our Class B common stock.

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

Our board of directors and our Audit Committee have authorized repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including those held by Cantor, our executive officers, other employees, partners and others. As of January 31, 2015, we had approximately $139.8 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.

We expect to pay such dividends on our common stock, if and when declared by our board of directors, on a quarterly basis. The dividend to our common stockholders is expected to be calculated based on post-tax distributable earnings allocated to us and generated over the fiscal quarter ending prior to the record date for the dividend. No assurance can be made, however, that a dividend will be paid each quarter.

The declaration, payment, timing and amount of any future dividends payable by us on our common stock will be at the sole discretion of our board of directors. We are a holding company, with no direct operations, and therefore we are able to pay dividends only from our available cash on hand and funds received from distributions from BGC U.S. and BGC Global. Our ability to pay dividends may also be limited by regulatory considerations as well as by covenants contained in financing or other agreements. In addition, under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our capital (as defined under Delaware law), or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Accordingly, any unanticipated accounting, tax, regulatory or other charges against net income may adversely affect our ability to declare dividends. While we intend to declare and pay dividends quarterly, there can be no assurance that our board of directors will declare dividends at all or on a regular basis or that the amount of our dividends will not change.

Share Repurchases and Unit Purchases

Our boards of directors and our Audit Committee have authorized repurchases of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, including Cantor employees and partners. On July 30, 2014, our board of directors and Audit Committee increased the authorization to $250 million. As of January 31, 2015, we had approximately $139.8 million remaining from that authorization. From time to time, we may actively continue to repurchase shares or purchase units.

During the year ended December 31, 2014, we repurchased 13,630,725 shares of our Class A common stock at an aggregate purchase price of approximately $100.3 million for an average price of $7.36 per share.

During the fourth quarter of 2014, we repurchased 3,088,786 shares of our Class A common stock at an aggregate purchase price of $24.3 million for an average price of $7.85 per share.

PERFORMANCE GRAPH

The performance graph below shows a comparison of the cumulative total stockholder return, on a net dividend reinvestment basis, of $100 invested on December 31, 2009, measured on December 31, 2010, December 31, 2011, December 31, 2012, December 31, 2013 and December 31, 2014. Peer Group 1 consists of Compagnie Financière Tradition SA, GFI, ICAP plc. and Tullet Prebon plc. Peer Group 2 consists of CBRE Group, Inc., HFF, Inc. and Jones Lang LaSalle Inc. Peer Group 3 is exactly the same as Peer Group 2, with the exception of HFF, Inc., which is replaced with First Service Corp. which, as a full service commercial real estate firm, is a better comparison to our Real Estate Services segment than HFF, Inc. Peer Group 3 will supersede what is currently Peer Group 2 in subsequent years. The returns of the peer group companies have been weighted according to their stock market capitalization for purposes of arriving at a peer group average. Total returns are shown on a “net dividend” basis, which tax effects dividend reinvestments from companies operating under certain U.K and European tax jurisdictions, according to local tax laws.

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

Our definition of distributable earnings also excludes certain gains and charges with respect to acquisitions, dispositions, or resolutions of litigation. This exclusion pertains to the one-time gain related to the NASDAQ OMX transaction. Our management believes that excluding these gains and charges best reflects our operating performance. However, because NASDAQ OMX is expected to pay us in an equal amount of stock on a regular basis for 15 years as part of the transaction, the payments associated with our receipt of such stock are expected to be included in the our calculation of distributable earnings. To make quarter-to-quarter comparisons more meaningful, one-quarter of the annual contingent earn-out amount will be included in the our calculation of distributable earnings each quarter as “other revenues.”

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

Management does not anticipate providing an outlook for GAAP “revenues,” “income (loss) from operations before income taxes,” “net income (loss) for fully diluted shares,” and “fully diluted earnings (loss) per share,” because the items previously identified as excluded from pre-tax distributable earnings and post-tax distributable earnings are difficult to forecast. Management will instead provide its outlook only as it relates to revenues for distributable earnings, pre-tax distributable earnings and post-tax distributable earnings.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2014. This selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Amounts in thousands, except per share data.

	Year Ended December 31,
	2014[1,3,4]	2013[1,2,3,4]	2012[3]	2011[3]	2010

Consolidated Statements of Operations Data:
Revenues:
Commissions	$1,307,912	$1,202,244	$1,176,009	$996,263	$851,089
Principal transactions	253,951	309,908	336,160	375,001	377,581

Total brokerage revenues	1,561,863	1,512,152	1,512,169	1,371,264	1,228,670
Real estate management services	163,227	163,353	122,704	1,222	—
Fees from related parties	28,379	41,128	53,159	62,227	65,996
Market data	6,676	10,137	17,302	17,772	18,314
Software solutions	2,801	6,201	9,962	9,190	7,804
Interest income	7,312	6,833	6,506	5,441	3,308
Other revenues	17,232	5,177	4,495	4,174	13,960

Total revenues	1,787,490	1,744,981	1,726,297	1,471,290	1,338,052

Expenses:
Compensation and employee benefits	1,121,075	1,255,580	1,032,552	789,534	793,014
Allocation of net income and grant of exchangeability to LPUs and FPUs	136,633	423,589	140,076	126,778	69,010

Total compensation and employee benefits	1,257,708	1,679,169	1,172,628	916,312	862,024
Other expenses	577,118	552,996	538,628	494,014	412,173

Total expenses	1,834,826	2,232,165	1,711,256	1,410,326	1,274,197

Other Income (losses), net:
Gain on divestiture and sale of investments	—	723,147	52,471	—	—
Losses on equity method investments	(8,621)	(9,508)	(11,775)	(6,605)	(6,940)
Other income	52,769	39,466	—	—	—

Total other income (losses), net	44,148	753,105	40,696	(6,605)	(6,940)

Income (loss) from operations before income taxes	(3,188)	265,921	55,737	54,359	56,915
Provision for income taxes	651	92,166	20,224	15,999	11,543

Consolidated net income (loss)	(3,839)	173,755	35,513	38,360	45,372
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(7,974)	102,831	11,649	18,223	24,210

Net income available to common stockholders	$4,135	$70,924	$23,864	$20,137	$21,162

Per share data:
Basic earnings per share	$0.02	$0.37	$0.16	$0.17	$0.24

Fully diluted earnings per share	$0.02	$0.36	$0.16	$0.17	$0.24

Basic weighted-average shares of common stock outstanding	220,697	193,694	144,886	116,132	88,294

Fully diluted weighted-average shares of common stock outstanding	328,455	265,348	280,809	116,514	228,568

Dividends declared per share of common stock	$0.48	$0.48	$0.63	$0.65	$0.48

Dividends declared and paid per share of common stock	$0.48	$0.48	$0.63	$0.65	$0.48

Cash and cash equivalents	$648,277	$716,919	$388,409	$369,713	$364,104
Total assets	$2,751,127	$2,079,363	$1,638,939	$1,405,185	$1,470,314
Notes payable and collateralized borrowings	$556,700	$258,356	$301,444	$181,916	$39,258
Notes payable to related parties	$150,000	$150,000	$150,000	$150,000	$150,000
Total liabilities	$2,109,704	$1,309,698	$1,132,688	$904,218	$1,045,272
Total stockholders’ equity	$401,516	$464,368	$334,292	$316,654	$236,917

[1]	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
[2]	Amounts include gains related to the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
[3]	Information reflects the acquisition of Grubb & Ellis effective April 13, 2012 and Newmark effective October 14, 2011.
[4]	Amounts include the gain related to the earn-out associated with the NASDAQ OMX transaction.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of BGC Partners, Inc.’s financial condition and results of operations should be read together with BGC Partners, Inc.’s consolidated financial statements and notes to those statements, included elsewhere in this report. When used herein, the terms “BGC Partners,” “BGC,” the “Company,” “we,” “us” and “our” refer to BGC Partners, Inc., including consolidated subsidiaries.

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below and may impact either or both of our operating segments:

•	market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets and markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;

•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;

•	our relationships with Cantor Fitzgerald, L.P. and its affiliates (“Cantor”), including Cantor Fitzgerald & Co. (“CF&Co”) and Cantor Commercial Real Estate Company, L.P. (“CCRE”), any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or associated outlooks, CF&Co’s acting as our sales agent under our controlled equity or other offerings, CF&Co’s acting as our financial advisor and/or dealer manager in connection with potential business combinations, tender offers, dispositions, or other transactions, our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co, and any services provided by CCRE with respect to finding and reviewing suitable acquisition or partner candidates, structuring transactions, and negotiating and due diligence services;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks, and the impact of natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•	the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political impasses;

•	the effect on our businesses of reductions in overall industry volumes in certain of our products as a result of Federal Reserve Board quantitative easing, the ending of quantitative easing, and other factors, including the level and timing of governmental debt issuances and outstanding amounts;

•	the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, changes in monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other financial institutions;

•	extensive regulation of our businesses, changes in regulations relating to the financial services, commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, fines, penalties, sanctions, enhanced oversight, increased financial and capital requirements, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•	factors related to specific transactions or series of transactions, including credit, performance, and unmatched principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received and the impact thereof on our financial results and cash flows in any given period;

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

our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals;

our ability to expand the use of technology for hybrid and fully electronic trading in our product offerings;

our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professional;

the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

information technology risks, including, capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents;

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2014 and 2013. This discussion is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and the notes thereto included elsewhere in this Report.

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

We remain confident in our future growth prospects as we continue to increase the scale and depth of our real estate platform and continue to seek market driven opportunities to expand our business in numerous financial asset classes. In our Real Estate Services business, on August 13, 2014 we acquired Cornish & Carey Commercial (“Cornish & Carey” or “Cornish”) and on December 15, 2014 we announced an agreement to acquire Apartment Realty Advisers (“ARA”) and its members. By adding the leading commercial real estate services company in the Bay Area and Silicon Valley, and the nation’s largest privately held, multi-housing brokerage, we have greatly broadened the scope and depth of services we can provide to clients across the U.S. During the year we made a number of key acquisitions across our Financial Services business. In December 2014 we acquired R.P. Martin, a market-leading interdealer brokerage focusing on European interest rates and foreign exchange products. In May 2014, we acquired Remate Lince, a leading Mexican inter-dealer broker focusing on interest rate derivatives and fixed income. And in February 2014 we purchased the assets of HEAT Energy Group, which specializes in East Coast U.S. power brokerage. We also continued to make key hires around the world. We expect these additions to increase our earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitably hire.

As of December 31, 2014, our liquidity, which we define as cash and cash equivalents, marketable securities and securities owned was in excess of $825 million, the majority of which we are free to deploy to increase stockholder and bondholder value, including as an example, the successful completion (on February 26, 2015) of our tender offer to acquire the shares of GFI. We expect to issue payment for the tendered shares on March 3, 2015 in the aggregate amount of $332.8 million. We also expect to receive approximately $625 million in NASDAQ OMX over the next 13 years, based on the February 10, 2015 price of that company’s shares. We believe that this provides us with significant amount of capital with which to pay dividends, profitably hire, and make accretive acquisitions, all while maintaining our investment grade rating.

Successful Completion of Tender Offer to Acquire GFI Group, Inc.

On February 27, 2015 BGC and GFI Group Inc. (NYSE: GFIG) (“GFI”), announced the successful completion of BGC’s tender offer for GFI shares. As of the expiration of the tender offer at 5:00 PM on February 26, 2015, approximately 54.6 million shares were tendered pursuant to the offer. The 54.6 million tendered shares, together with the 17.1 million shares of GFI common stock already owned by BGC, represent approximately 56.3% of GFI’s outstanding shares. BGC has accepted the shares and expects to issue payment for the shares tendered on March 3, 2015. In addition, GFI employees holding RSUs will receive $6.10 per RSU in cash, based on their pre-existing vesting schedules. All outstanding conditions of the tender offer have been met.

GFI will be a controlled company and operate as a division of BGC, reporting to Shaun Lynn, President of BGC, and its financial results will be consolidated as part of BGC. Going forward, BGC and GFI are expected to remain separately branded divisions. GFI’s current Executive Chairman, Michael Gooch, and its current Chief Executive Officer, Colin Heffron, will remain as Executives and Directors of GFI Group and shall continue as Chairman and CEO, respectively, of the GFI Division.

We believe the combination of BGC and GFI will create a strong and diversified company, well positioned to capture future growth opportunities. Through this combination, we expect to deliver substantial benefits to customers of the combined company, and we expect to become the largest and most profitable wholesale brokerage company. We also believe this is a highly complementary combination, which will result in meaningful economies of scale. While the front office operations will remain separately branded companies, we plan on integrating the back office, technology, and infrastructure of these two companies in a smart and deliberate way. By the end of the first year, we expect to save at least $50 million annually on items including network infrastructure, telephone lines, data centers, vendors, disaster recovery, regulatory capital, and interest expense. We expect further cost savings in the second year and beyond. We also expect to generate increased productivity per broker and to continue converting voice and hybrid broking to more profitable fully electronic trading, all of which should lead to increased revenues, profitability and cash flows.

NASDAQ OMX Transaction

On June 28, 2013, we completed the sale (the “NASDAQ OMX Transaction”) of certain assets to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). NASDAQ OMX purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (the “Purchased Assets” or “eSpeed”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ OMX is equal to or greater than $25 million. Through December 31, 2014, we have received 1,984,494 shares of NASDAQ OMX common stock in accordance with the agreement. The contingent future issuances of NASDAQ OMX common stock are also subject to acceleration upon the occurrence of certain events, including the acquisition by any person of 50% or more of NASDAQ OMX’s stock (including by merger), NASDAQ OMX ceasing to hold Purchased Assets representing 50% or more of the aggregate revenue attributable to the Purchased Assets as of the closing, and the sale of all or substantially all of NASDAQ OMX’s assets, as well as to certain anti-dilution provisions.

As a result of the sale of eSpeed, we only sold our on-the-run; benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. Over time, we had built these six instruments into some of the deepest and most liquid markets in the world. For the year ended December 31, 2013, eSpeed generated approximately $48.6 million in revenues—all of which was earned during the first two quarters, of which $46.5 million was recorded in our Financial Services segment and the remainder in Corporate items. We retained all of our other voice, hybrid, and fully electronic trading, market data, and software businesses, including voice, hybrid and electronic brokerage of off-the-run U.S. Treasuries, as well as Treasury Bills, Treasury Swaps, Treasury Repos, Treasury Spreads, and Treasury Rolls. We also continue to offer voice brokerage for on-the-run U.S. Treasuries. As we continue to convert our voice and hybrid desks to electronic execution, our ebusiness generated approximately $99.0 million in revenues during 2014. Going forward we expect these businesses to become an even more valuable part of BGC as they continue to grow faster than, and to be substantially larger than eSpeed ever was for us. For the purposes of this document, the assets sold may be referred to as “eSpeed,” and the fully electronic businesses remaining with BGC may be referred to as “retained.”

Tullett Legal Matters

On July 9, 2014, the FINRA Arbitration panel issued its award in our dispute with the Tullett Subsidiaries. The Tullett Subsidiaries’ claims for punitive damages, as well as their claims against executives of the Company and its subsidiaries, were denied in their entirety. Tullett Subsidiaries were found to have breached their contract with the people who sold them Chapdelaine Corporate Securities & Co. (many of whom now work for BGC) and were ordered to pay those individuals over $6 million in damages. The Tullett Subsidiaries were also found to have wrongly refused to pay compensation and expenses to one of their former employees who now works for BGC, and whom was awarded over $222 thousand. BGC Financial and BGC Capital Markets (described together in the award and in this paragraph as “BGC”) were found solely liable for approximately $13 million in damages. Certain desk heads that moved to BGC were found liable for a total of approximately $20 million. BGC has paid the awards against these desk heads. The FINRA award did not have a material financial effect on BGC.

On January 13, 2015, BGC Partners entered into a settlement of previously disclosed litigation with Tullett Prebon plc (“Tullett”) that resolves all ten outstanding lawsuits involving the two companies. In exchange for such agreement, BGC Partners agreed to pay $100 million in the aggregate to Tullett. The settlement amount is a fraction of the amount that Tullett originally claimed, which, as previously reported, was in excess of $1 billion. In addition, on January 2, 2015, the judge dismissed Tullett’s RICO claim, noting that Tullett had not produced enough evidence to support its claims.

As of December 31, 2014, BGC Partners will have accrued the settlement amount and all related expenses incurred through such date in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and expects to pay the settlement amount from existing cash. Going forward, the Company does not expect to have further expenses, including legal fees, relating to these claims. Over the course of the past five years, such fees have totaled tens of millions of dollars. In addition, for a period of one year, the Company and Tullett have agreed not to hire the senior employees, including desk heads, of the other party and its subsidiaries, which would include employees of GFI if BGC Partners closes on its pending tender offer.

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

In recent years, our Financial Services businesses have faced challenging market conditions. While our Foreign Exchange (“FX”) and Equities and other businesses operated in a generally improved macro environment towards the end of 2014 our Rates and Credit businesses continued to face a challenging macro backdrop. The continued low volume environment facing our Rates and Credit businesses has been part of a greater industry trend that has been attributed to a number of cyclical factors, including extreme monetary policies by several major central banks including the Federal Reserve, Bank of England, Bank of Japan, and more recently, the European Central Bank. These accommodative monetary policies have resulted in historically low levels of volatility and interest rates across most financial markets. The global credit markets have also faced structural issues such as the higher bank capital requirements under Basel III. Consequently, these factors contributed to lower trading volumes in our Rates and Credit asset classes across most geographies in which we operate.

Regulators in the U.S. have finalized most of the new rules across a range of financial marketplaces, including OTC derivatives, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Many of these rules became effective during 2013 and 2014 with ongoing phase-ins anticipated over the course of the coming years. Legislators and regulators in Europe and the Asia-Pacific region have crafted similar rules, some of which were implemented in 2014, specifically those falling under the Markets in Financial Instruments Directive II (“MiFID II”), while others are expected to be implemented in the future.

These OTC-related regulations and proposed rules call for additional pre- and post-trade market transparency, heightened collateral and capital standards, the transacting of certain derivatives using authorized venues, central clearing of most standardized derivatives, specific business conduct standards and the delivery of transaction data to newly designated trade repositories for public dissemination.

BGC Derivative Markets, a subsidiary of the Company, began operating as a Swap Execution Facility (“SEF”) on October 2, 2013. Since then, mandatory Dodd-Frank Act compliant execution on SEFs by Swap Dealers and Major Swap Participants commenced in February 2014 for a small number of “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized. BGC Derivative Markets has been active across the full range of Required and Permitted Products executed by U.S.-based customers and we anticipate improved derivatives volumes once the international regulatory landscape becomes clearer for our clients that operate globally.

In addition, BGC maintains its ownership stake in ELX, a CFTC approved designated contract market (“DCM”), which offers Dodd-Frank Act compliant swap trading to eligible market participants.

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

Rates volumes in particular are influenced by market volatility, which has been dampened due to continued quantitative easing undertaken by the various central banks. Quantitative easing entails the central banks buying government securities or other securities in the open market—particularly longer-dated instruments—in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge—thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its Quantitative Easing program in the fourth quarter of this year, the U.S. Federal Reserve still had approximately $3.9 trillion worth of long-dated U.S. Treasury and Federal Agency securities as at February 4, 2015, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past three years or signaled a willingness to do so.

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

During the year ended December 31, 2014, industry volumes were generally mixed for most of the OTC and listed products we broker in Rates, Credit, FX and Equities and other, as compared with 2013. For example, volumes were generally up within FX and Equities, while volumes were generally down within Rates and Credit. Below is a discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our Rates business is influenced by a number of factors, including; global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. While the amount of global sovereign debt outstanding remains high by historical standards, the level of secondary trading and related hedging activity remains muted. For example, according to the Federal Reserve, the average daily volume of U.S. Treasuries amongst primary dealers was down by over 8% as compared with a year earlier. Additionally, interest rate volumes were down by approximately 15% and 8% at ICE and Eurex, respectively. Our revenues from Rates products were down by 18.3% during the period to $401.6 million. Excluding eSpeed, revenues from our Rates products were down by 12.8% to $401.6 million.

Our Rates revenues are not totally dependent on market volumes and therefore do not always fluctuate consistently with industry metrics. This is largely because our voice, hybrid, and fully electronic desks in rates often have volume discounts built into their price structure, which results in our rates revenues being less volatile than the overall industry volumes.

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (“OECD”)—which includes almost all of the advanced and developed economies of the world—reported that general government debt as a percentage of GDP will be 71.7% for the entire OECD in 2016. This would represent a slight increase from 69.4% in 2013, but is nearly double the 39.1% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing will continue to negatively impact financial markets, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our Rates business from continuing high levels of government debt, but continued near-term headwinds due to the continued accommodative monetary policy of many major central banks.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. Global credit derivative market turnover has declined due to uncertainty surrounding recently enacted rules for the clearing of credit derivatives in the U.S. along with non-uniform regulation across different geographies. In addition, corporate and asset-backed bond trading has continued to decline for many of our large bank customers as they reduce their inventory of bonds in order to comply with Basel III and other international financial regulations. During the period, primary dealer average daily volumes for corporate and mortgaged-backed bonds (“MBS”)—a reflection of the cash market—exhibited mixed trends, with corporate bonds volumes down by 1%, Federal Agency bonds up by 8%, while non-agency MBS bond volumes were down 17% from a year ago, according to the Federal Reserve. Total dealer gross notional credit derivatives outstanding as reported by SIFMA—a reflection of the inter-dealer derivatives market—was down by over 25% from the prior period. Our overall credit revenues declined by 7.6% to $225.9 million, which was reflective of difficult volume trends within the global inter-bank credit markets.

Foreign Exchange Volumes and Volatility

Global FX volumes were generally mixed during 2014, largely as a result of certain regulatory investigations that took place during the first half of the year, offset by an uptick in volatility in the second half of the year, primarily related to diverging monetary policy across many central banks. Our fully electronic FX revenues increased 10.2%, while our overall FX revenues increased 1.4% to $215.2 million. In comparison, spot FX volumes decreased by approximately 8% at Thomson Reuters and FX futures decreased by 9% at the CME.

Equities and Other Asset Classes

Global equity markets were generally up during the period. The number of U.S. shares traded was up 4% while notional value of European shares trades increased by 22%, according to Credit Suisse Equity Research. According to the OCC, average daily equity option volumes were up 4% versus 2013. Energy volumes were down 11% and 3% at ICE and CME, while commodities volumes were down 9% at the ICE and up 2% at CME as compared with 2013. In comparison, our overall revenues from Equities and other asset classes increased by 17.0% to $176.3 million. Of this amount, energy and commodities revenues were up by approximately 78%, largely driven by the acquisition of HEAT Energy Group during the year, along with the successful hiring of a number of new brokers. We believe we gained market share in energy and commodities during the year.

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

The combination of more market acceptance of hybrid and fully electronic trading and our competitive advantage in terms of technology and experience has contributed to our strong gains in electronically traded products. During 2014, we continued to invest in hybrid and fully electronic technology broadly across our financial services product categories.

Our Financial Services electronic trading, market data and software solutions revenue – excluding eSpeed – increased by 22.7% to $99.0 million or 9.5% of segment revenue for the period, as compared with $80.7 million or 7.5% in the prior period. The increase in these retained technology-based revenues for the quarter was due in part to growth from the brokerage of fully electronic Credit, Rates and Spot FX as well as higher market data revenues. We now offer electronically traded products on a significant portion of our Financial Services segment’s more than 200 Financial Services desks. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of our technology-based businesses to further improve this segment’s profitability.

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

Our Real Estate Services segment continued to show solid growth and generated approximately 40% of our revenues in the year-ended 2014. Real Estate brokerage revenues grew by 31.7% year-over-year. NGKF’s growth was primarily driven by the addition of Cornish & Carey, by double-digit organic growth in our capital markets and leasing brokerage revenues, and by our Global Corporate Services business. While we benefited from positive industry trends, we believe that NGKF once again made strong market share gains. Our Real Estate management services and other revenues were up by 0.4%; and overall revenues improved by 22.8%. Our intra-year acquisitions of Cornish & Carey and ARA are expected to drive future growth of our Real Estate Services business, particularly in the higher margin capital markets brokerage space.

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

ARA is the nation’s largest privately held, full-service investment brokerage network that focuses exclusively on the multi-housing industry. Subsequent to closing, the ARA acquisition is expected to generate additional revenues in excess of $100 million.

Results from Cornish and ARA were included within our Real Estate business only for the periods under which they were controlled by BGC.

We expect the overall profitability of our Real Estate Services business to increase as we increase its size and scale. However, the pre-tax margins in the segment are also impacted by the mix of revenues generated by NGKF. For example, real estate capital markets, which includes sales, commercial mortgage broking, and other financial services, generally has larger transactions that occur with less frequency when compared with leasing advisory. However, real estate capital markets brokerage tends to have significantly higher pre-tax margins than NGKF as a whole. Leasing advisory revenues are generally more predictable than revenues from real estate capital markets, while pre-tax earnings margins tend to be more similar to those of the segment as a whole. Property and facilities management, which together are called “real estate management services,” generally have the most predictable and steady revenues, but pre-tax earnings margins below those for NGKF as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period of time, which provides us with stable and foreseeable sources of brokerage revenues.

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

Economic Growth in the U.S.

The U.S. economy is believed to have expanded by an annualized rate of 2.4% during 2014 according to the U.S. Bureau of Economic Analysis’s preliminary estimate, as compared to an increase of 2.2% in 2013. U.S. economic growth was largely exhibited during the second half of the year, as real gross domestic product growth accelerated in the third and fourth quarters.

The Bureau of Labor Statistics reported that employers added a monthly average of 260,000 net new payroll jobs during the year, as compared to 199,000 in the prior period. Despite the return to pre-recession unemployment rates (5.7% as of January 2015), the long-term unemployment and the declining labor force participation rate (near a 35-year low) remain disappointing for many economists, but these indicators are less important to commercial real estate than job creation. Nonetheless, economists were generally encouraged by the fact that job creation over the three months ended January 31, 2015, totaled over 1 million, which was the fastest pace since 1999. In addition, the January jobs report showed that the civilian labor force rose by 703,000, and that the labor force participation rate rose by 0.2 percentage points month over month to 62.9 percent.

The 10-year Treasury yield ended the year at 2.17% after rising from its low of 1.63% on May 2, 2013. Treasury yields have remained low by historical standards, despite the Federal Reserve’s continued tapering of its quantitative easing program. This has been in large part due to tempered expectations surrounding the Federal Open Market Committee (“FOMC”) willingness to raise the federal funds rate in the near-term. In October 2014, the FOMC formally ended its quantitative easing program, which was responsible for the purchase of over $4.5 trillion worth of Treasury bonds and mortgage-backed securities. In the FOMC’s most recent January 2015 meeting, the Committee stated it was “unlikely to begin the normalization process for at least the next couple of meetings.” This guidance, along with declining energy prices in early 2015, has led most economists to forecast sustained low interest rates into 2015.

The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of excess space and strong investor demand for the yields available through both direct townership of assets and publicly traded funds. Steady economic growth and low interest rates helped push vacancy rates down for the office, apartment, retail and industrial markets. The low level of new construction over the past few years has meant that tenants have been funneled into existing vacant space with the exception of apartments, where construction has propelled the market into a new expansion cycle. Asking rental rates posted moderate gains across all property types in 2014, propelled by demand for Class A assets in the top submarkets. The following trends drove the commercial real estate market in 2014:

Strong U.S. employment growth and rising home values have fueled the economy and generated increased demand for commercial real estate space across all major sectors:

Technology, energy, professional and business services and healthcare continued to power demand for office space, although declining oil prices will pose a challenge in 2015 for Texas and other energy-dependent markets:

E-commerce and supply-chain optimization created tenant and owner-user demand for warehouses and distribution centers;

Apartment rents benefited from strong job growth, and underlying demographic trends towards urban living amongst younger adults; and

Strong corporate earnings combined with increased leisure travel generated demand for hotel room-nights.

Market Statistics

Following the financial crisis of 2007/2008, the U.S. commercial property market saw steep declines in activity in 2009. In 2010, the market began to recover, and by the end of 2011 there were signs that the recovery was gaining momentum—although still not at levels seen prior to the crisis. If the U.S. economy expands by 3% or more in 2015, the pace envisioned by many economists, we would expect this to fuel the continued expansion of demand for commercial real estate.

Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. According to Newmark Grubb Knight Frank Research, the overall vacancy rate for office properties in the nation’s key markets ended 2014 at 14.3%, down from 15.0% a year earlier, marking the lowest level since the fourth quarter of 2008. Employment growth—the primary driver of demand for office leasing activity—accelerated during the final quarter of 2014, which should provide continued momentum for the office market recovery. Rents for all property types in the U.S. continued to improve modestly. CoStar Group (a leading provider of information and analytic services) reported that net absorption for office, retail and industrial space increased by 22.6% for the trailing twelve months ended December 31, 2014.

In terms of commercial real estate sales metrics, according to CoStar’s Value-Weighted U.S. Composite Index, average prices were up 11% year-over-year in 2014. During the year, the dollar volume of significant property sales rose by 17% above the year ago period according to Real Capital Analytics. In comparison, our Real Estate Services brokerage revenue increased by 31.7% year-over-year, primarily due to growth resulting from the acquisitions of Cornish & Carey and strong organic growth.

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

As of December 31, 2014, our front-office headcount was up by 20% year-over-year to 2,863 brokers, salespeople and other front-office professionals. This increase was primarily due in part to the acquisition of Cornish & Carey, ARA and R.P. Martin. For the year-ended 2014, average revenue generated per front-office employee increased 2% from a year ago to approximately $629,000. The increase in overall company revenue per front-office employee was primarily driven by an increase in revenue per front-office employee in Real Estate Services, which increased over 20% from the prior period.

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

Since 2013, our acquisitions have included Sterling International Brokers Limited, HEAT Energy Group, Remate Lince and Cornish & Carey Commercial, ARA, and R.P Martin.

During the year ended December 31, 2013, we acquired the business and certain assets of Sterling International Brokers Limited, a London-based financial brokerage firm specializing in Pound Sterling and other major currency transactions.

During 2014 in our Financial Services business we completed the following acquisitions, Remate Lince, the leading Mexican inter-dealer broker focusing on interest rate derivatives and fixed income; HEAT Energy Group, which specializes in East Coast U.S. power brokerage and; R.P. Martin a market-leading interdealer brokerage focusing on European interest rates and foreign exchange products. We also continued to make key hires around the world. We expect these additions to increase to earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitably hire, and we are confident in our ability to utilize our capital to achieve strong revenue and earnings growth going forward.

During 2014 in our Real Estate Services business we completed the acquisition of members of ARA, the nation’s largest privately held, multi-housing brokerage and the acquisition of Cornish & Carey, the leading commercial real estate services company in the Bay Area and Silicon Valley. Accordingly, we have greatly broadened the scope and depth of services we can provide to our clients in Northern California and across the U.S.

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

We offer our brokerage services in five broad product categories: rates, real estate, credit, FX, and equities and other asset classes. The chart below details brokerage revenues by product category and by voice/hybrid versus fully electronic (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Brokerage revenue by product:[1]
Rates	$401,602	$491,740	$532,436
Real estate	542,947	413,018	331,010
Credit	225,854	244,546	284,606
Foreign exchange	215,168	212,120	208,011
Equities and other asset classes	176,292	150,728	156,106

Total brokerage revenues	$1,561,863	$1,512,152	$1,512,169

Brokerage revenue by product (percentage):
Rates	25.7%	32.5%	35.2%
Real estate	34.8	27.3	21.9
Credit	14.4	16.2	18.8
Foreign exchange	13.8	14.0	13.8
Equities and other asset classes	11.3	10.0	10.3

Total brokerage revenues	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic:
Voice/hybrid	$1,472,341	$1,407,004	$1,379,373
Fully electronic	89,522	105,148	132,796

Total brokerage revenues	$1,561,863	$1,512,152	$1,512,169

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	94.3%	93.0%	91.2%
Fully electronic	5.7	7.0	8.8

Total brokerage revenues	100.0%	100.0%	100.0%

[1]	Reclassifications of revenues across product categories may be reflected retroactively.

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

Our position as a leading broker is enhanced by our hybrid brokerage platform. We believe that the more complex, less liquid markets on which we focus often require significant amounts of personal and attentive service from our brokers. In more mature markets, we offer electronic trading capabilities to our customers through our BGC Trader platform. Our hybrid platform allows our customers to trade on a voice, hybrid or, where available, fully electronic basis, regardless of whether the trade is OTC or exchange-based, and to benefit from the experience and market intelligence of our worldwide brokerage network. Our electronic capabilities include clearing, settlement and other back-office services as well as straight-through processing for our customers across several products. Furthermore, we participate in the operational leverage from our fully electronic platform. We believe our hybrid brokerage approach provides a competitive advantage over competitors who do not offer this full range of technology.

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

Market Data

BGC Market Data is a supplier of real-time, tradable, indicative, end-of-day and historical market data. Our market data product suite includes fixed income, interest rate derivatives, credit derivatives, foreign exchange, foreign exchange options, money markets, energy and equity derivatives and structured market data products and services. It is made available to financial professionals, research analysts and other market participants via direct data feeds and BGC-hosted FTP environments, as well as via information vendors such as Bloomberg, Thomson Reuters, Interactive Data Corporation and other select specialist vendors.

Software Solutions

Through our software solutions business, we provide customized software to broaden distribution capabilities and provide electronic solutions to financial market participants. The software solutions business leverages our global infrastructure, software, systems, portfolio of intellectual property, and electronic trading expertise to provide customers with electronic marketplaces and exchanges and real-time auctions to enhance debt issuance and to customize trading interfaces. We take advantage of the scalability, flexibility and functionality of our electronic trading system to enable our customers to distribute products to their customers through online offerings and auctions, including private and reverse auctions, via our trading platform and global network. Using screen-based market solutions, customers are able to develop a marketplace, trade with their customers, issue debt, trade odd lots, access program trading interfaces and access our network and intellectual property.

Interest Income

We generate interest income primarily from the investment of our daily cash balances, interest earned on securities owned and reverse repurchase agreements. These investments and transactions are generally short-term in nature.

Other Revenues

We earn other revenues from various sources including underwriting fees and litigation settlements.

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

As part of our compensation plans employees are granted Limited partnership units in BGC Holdings which generally receive quarterly allocations of net income, that are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Allocation of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

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

In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. See Note 19—“Compensation” to our consolidated financial statements.

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

Other Income (Losses), Net

Gain on Divestiture and Sale of Investments

On June 28, 2013, we sold our on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX Group. The $723.1 million gain from this transaction is included in “Gain on divestiture and sale of investments,” in our consolidated statements of operation for the year ended December 31, 2013. For the year ended December 31, 2012, “Gain on divestiture and sale of investments,” included a $52.5 million one-time gain from the Company’s sale of its investments in the London Metals Exchange (“LME”) in December 2012.

Losses on Equity Method Investments

Losses on equity Method investments represent our pro rata share of the net losses on investments over which we have significant influence but do not control.

Other Income

Other income is comprised of the gain associated with the NASDAQ OMX earn-out shares and the movements related to the mark-to-market and/or hedges on the shares. The earn-out of these shares is related to the sale of eSpeed on June 28, 2013.

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

FINANCIAL HIGHLIGHTS

For the year ended December 31, 2014 we had a loss from operations before taxes of $3.2 million compared to income from operations before income taxes of $265.9 million in the year earlier period. Total revenues for the year ended December 31, 2014 increased approximately $42.5 million to $1,787.5 million primarily due to increased brokerage revenues. Total expenses decreased approximately $397.4 million to $1,834.8 million primarily due to the significant compensation charges of $465.0 million recorded during the year ended December 31, 2013 related to our Global Partnership Restructuring Program. This decrease was partially offset by a $50.0 million increase on other expenses primarily driven by costs associated with hiring brokers and the settlement of litigation. Other Income (losses), net decreased by $709.0 million to $44.1 million. This was primarily due to the $723.1 million gain on divestiture recorded in 2013 related to our sale of eSpeed to NASDAQ OMX in June 2013. The impact of this prior year gain was partially offset by a $13.3 million increase in other income related to the NASDAQ earn-out shares and the related mark-to-market movements.

Our Real Estate Services business had a strong year that ended December 31, 2014. NGKF’s performance was driven by a combination of the addition of Cornish & Carey, double-digit organic growth in brokerage revenues, increased revenues from its Global Corporate Services business, and better operating efficiencies resulting from the successful integration of previous acquisitions. While the conditions in the financial markets remained challenging we continued to achieve significant growth in our higher margin fully electronic businesses. Going forward, we expect these businesses to become an even more valuable part of BGC. With our December 31, 2014 liquidity in excess of $825 million, and approximately $625 million still expected to be received in NASDAQ OMX stock over the next 13 years, we expect to have more than a billion dollars available to fuel the growth of the Company. We anticipate using these funds to repay debt, repurchase common shares and units, and/or to maintain our regular common dividend for the foreseeable future. We also expect to continue making accretive acquisitions across both Real Estate Services and Financial Services. An excellent example is our recent successful tender offer for the shares of GFI Group Inc. (“GFI”). We are confident that a combination of GFI and BGC will deliver significant benefits to GFI’s customers and brokers as part of a larger, better capitalized and more diversified company. We expect the combination will also produce increased productivity per broker, meaningful synergies, substantial earnings accretion and stronger cash flow, enabling us to drive shareholder value and deliver superior service for our customers.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2014		2013		2012
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$1,307,912	73.2%	$1,202,244	68.9%	$1,176,009	68.1%
Principal transactions	253,951	14.2	309,908	17.8	336,160	19.5

Total brokerage revenues	1,561,863	87.4	1,512,152	86.7	1,512,169	87.6
Real estate management services	163,227	9.1	163,353	9.4	122,704	7.1
Fees from related parties	28,379	1.6	41,128	2.3	53,159	3.1
Market data	6,676	0.4	10,137	0.6	17,302	1.0
Software solutions	2,801	0.1	6,201	0.3	9,962	0.6
Interest income	7,312	0.4	6,833	0.4	6,506	0.4
Other revenues	17,232	1.0	5,177	0.3	4,495	0.2

Total revenues	1,787,490	100.0	1,744,981	100.0	1,726,297	100.0
Expenses:
Compensation and employee benefits	1,121,075	62.7	1,255,580	72.0	1,032,552	59.8
Allocation of net income and grant of exchangeability to limited partnership units and FPUs	136,633	7.7	423,589	24.3	140,076	8.1

Total compensation and employee benefits	1,257,708	70.4	1,679,169	96.3	1,172,628	67.9
Occupancy and equipment	147,435	8.3	154,108	8.8	155,349	9.0
Fees to related parties	12,137	0.7	9,443	0.5	11,792	0.7
Professional and consulting fees	51,823	2.9	51,384	2.9	72,777	4.2
Communications	82,493	4.6	92,022	5.3	90,807	5.3
Selling and promotion	71,737	4.0	81,007	4.6	86,040	5.0
Commissions and floor brokerage	19,349	1.1	22,530	1.3	22,733	1.3
Interest expense	37,945	2.1	38,332	2.2	34,885	2.0
Other expenses	154,199	8.6	104,170	6.0	64,245	3.7

Total expenses	1,834,826	102.7	2,232,165	127.9	1,711,256	99.1

Other income (losses), net:
Gain on divestiture and sale of investments	—	—	723,147	41.4	52,471	3.1
Losses on equity method investments	(8,621)	(0.5)	(9,508)	(0.5)	(11,775)	(0.7)
Other Income	52,769	3.0	39,466	2.3	—	0.0

Total other income (losses), net	44,148	2.5	753,105	43.2	40,696	2.4

Income (loss) from operations before income taxes	(3,188)	(0.2)	265,921	15.3	55,737	3.3
Provision for income taxes	651	0.0	92,166	5.3	20,224	1.2

Consolidated net income (loss)	(3,839)	(0.2)	173,755	10.0	35,513	2.1
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(7,974)	(0.4)	102,831	5.9	11,649	0.7

Net income available to common stockholders	$4,135	0.2%	$70,924	4.1%	$23,864	1.4%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Brokerage Revenues

Total brokerage revenues increased by $49.7 million, or 3.3%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Commission revenues increased by $105.7 million, or 8.8%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Principal transactions revenues decreased by $56.0 million, or 18.1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

The increase in brokerage revenues was primarily driven by increases in Real Estate, FX and Equities and other asset classes, partially offset by decreases in rates and credit products.

The decrease in rates revenues of $90.1 million was primarily due to the sale of the eSpeed business in June 2013 and lower global interest rate activity during the year ended December 31, 2014.

Our fully electronic credit revenues increased by $10.4 million as compared to the year ended December 31, 2013, however our overall credit revenues declined by 7.6% to $225.9 million in the year ended December 31, 2014. This decrease was mainly due to lower overall industry-wide inter-dealer activity in credit derivatives, investment-grade corporate bonds, and non-agency mortgage bonds.

Our FX revenues were up by 1.4% to $215.2 million for the year ended December 31, 2014. This increase was primarily driven by growth across on voice, hybrid, and fully electronic desks most notably in our e-brokered foreign exchange spot and derivative products.

Real Estate brokerage revenues increased by $129.9 million for the year ended December 31, 2014. This increase was primarily driven by growth in the leasing and consulting businesses, increased operating efficiencies resulting from the successful integration of acquisitions and continued improvements in broker productivity.

Our brokerage revenues from equities and other asset classes increased $25.6 million, or 17.0%, to $176.3 million for the year ended December 31, 2014. This increase was primarily driven by strong gains in our energy and commodities businesses, due to organic growth and the acquisition of Heat Energy Group in the first quarter of 2014.

Real Estate Management Services

Real estate management services revenue was relatively flat at $163.2 million for the year ended December 31, 2014.

Fees from Related Parties

Fees from related parties decreased by $12.8 million, or 31.0%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease was primarily due to decreased revenues related to ELX (as a result of the sale of the eSpeed business) and lower technology service fees.

Market Data

Market data revenues decreased by $3.5 million, or 34.1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease was primarily due to the sale of the eSpeed business in June 2013.

Software Solutions

Software solutions revenues decreased by $3.4 million, or 54.8%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to the sale of our Kleos Managed Services, Dedicated Network Access and Disaster Recovery business to NASDAQ OMX in June 2013.

Interest Income

Interest income increased by $0.5 million, or 7.0%, to $7.3 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Other Revenues

Other revenues increased by $12.1 million to $17.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily due to a settlement related to litigation received during the year ended December 31, 2014.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $134.5 million, or 10.7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The main driver of this decrease was a charge of $160.5 million taken during the year ended December 31, 2013 related to the reduction of compensation-related partnership loans in connection with our Global Partnership Restructuring Program. The decrease was partially offset by increased compensation expense associated with higher brokerage revenues during the year ended December 31, 2014

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

The Allocations of net income and grant of exchangeability to limited partnership units and FPUs decreased by $287.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This decrease was primarily driven by $304.1 million charge taken in the year ended December 31, 2013 related to the redemption/exchange of limited partnership units in connection with our Global Partnership Restructuring Program.

Occupancy and Equipment

Occupancy and equipment expense decreased $6.7 million to $147.4 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013. This decrease was primarily driven by lower depreciation and amortization costs as well as lower hardware maintenance costs following the sale of our eSpeed business in June 2013.

Fees to Related Parties

Fees to related parties increased by $2.7 million, or 28.5%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees were relatively flat at $51.8 million for the year ended December 31, 2014 as compared to $51.4 for the year ended December 31, 2013.

Communications

Communications expense decreased by $9.5 million, or 10.4%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This decrease was primarily driven by our ongoing cost reduction program which rationalized and lowered the costs of certain market data terminals.

Selling and Promotion

Selling and promotion expense decreased by $9.3 million, or 11.4%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease was partially due to lower client entertainment expenses and partially due to our ongoing cost reduction program.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $3.2 million, or 14.1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to reduced clearing and transfer costs due to the sale of the eSpeed business to NASDAQ OMX in June 2013.

Interest Expense

Interest expense was relatively flat at $37.9 million for the year ended December 31, 2014 as compared to $38.3 million for the year ended December 31, 2013. The slight decrease was primarily related to our prepayment of collateralized debt during 2013 partially offset by the interest expense associated with our 5.375% Senior Notes issued in December 2014.

Other Expenses

Other expenses increased by $50.0 million, or 48.0%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily driven by charges taken during the year ended December 31, 2014 related to the cost of hiring additional brokers and litigation settlements, partially offset by charges taken during the year ended December 31, 2013 related to a commitment to make charitable contributions.

Other Income (losses), net

Gain on Divestiture

The gain on divestiture related to the NASDAQ OMX transaction was $723.1 million recorded in the year ended December 31, 2013.

Losses on Equity Method Investments

Losses on equity method investments decreased by $0.9 million, or 9.3%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Losses on equity method investments represent our pro rata share of the net losses on investments over which we have significant influence but do not control.

Other Income

Other income increased $13.3 million, or 33.7%, for the year ended December 31, 2014 as compared to the year earlier period. This increase was due to the $52.8 million recognized on the earn-out related to the NASDAQ OMX Transaction and the associated mark-to-market movements and/or hedging in the year ended December 31, 2014. During the year ended December 31, 2014, we recognized $39.5 million on the earn-out related to the NASDAQ OMX Transaction. In both periods we received 992,247 shares of NASDAQ OMX stock. The increased income was driven by the year-over-year increase in the share price.

Provision for Income Taxes

Provision for income taxes decreased $91.5 million to $0.7 million for the year ended December 31, 2014 as compared to the year earlier period. This decrease was primarily driven by a decrease in taxable income in the year ended December 31, 2014 as compared to the year earlier period, as the year ended December 31, 2013 included the gain or divestiture related to sale of eSpeed. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $110.8 million, to a loss of 8.0 million, for the year ended December 31, 2014 as compared to income of $102.8 million the year ended December 31, 2013. This decrease was due to lower income during the year ended December 31, 2014 as the year earlier period included the gain on divestiture related to the sale of eSpeed.

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

Other Revenues

Other revenues increased by $0.7 million, or 15.2%, to $5.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

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

Allocation of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocation of net income and grant of exchangeability to Limited Partnership Units and FPUs increased by $283.5 million, or 202.4%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. For the year ended December 31, 2013, we incurred compensation expense, before associated income taxes, of $361.0 million related to the redemption/exchange of partnership units and issuance of restricted shares in connection with our Global Partnership Restructuring Program and the grant of exchangeability on partnership units. For the year ended December 31, 2012, we incurred compensation expense, before associated income taxes, of $127.1 million related to the grant of exchangeability on partnership units.

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

Other Income (Losses), net

Gain on Divestiture and Sale of Investments

The gain on divestiture related to the sale of eSpeed was $723.1 million for the year ended December 31, 2013. For the year ended December 31, 2012, we recorded $52.5 million related to the sale of our investment in the London Metal Exchange (the “LME”) as a result of Hong Kong Exchange & Clearing Limited’s acquisition of the LME in December 2012.

Losses on Equity Method Investments

Losses on equity method investments decreased by $2.3 million, or 19.3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Losses on equity method investments represent our pro rata share of the net losses on investments over which we have significant influence but which we do not control.

Other Income

For the year ended December 31, 2013, we recognized $39.5 million of Other Income as a result of the earn-out related to the NASDAQ OMX Transaction and the associated mark-to-market movements and/or hedging.

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

Year ended December 31, 2014 (in thousands):

	Financial Services*	Real Estate Services*	Corporate Items	Total
Total revenues	$1,044,343	$708,793	$34,354	$1,787,490
Total expenses	863,834	639,657	331,335	1,834,826
Total other income (losses), net	52,769	—	(8,621)	44,148

Income (loss) from operations before income taxes	$233,278	$69,136	$(305,602)	$(3,188)

*	For the year ended December 31, 2014, the Financial Services segment income (loss) from operations before income taxes includes $52.8 million related to the earn-out portion of the NASDAQ OMX Transaction consideration and the associated mark-to-market movements and/or hedging. For the year ended December 31, 2014, the Real Estate Services segment income (loss) from operations before income taxes excludes $9.6 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Year ended December 31, 2013 (in thousands):

	Financial Services*	Real Estate Services*	Corporate Items	Total
Total revenues	$1,124,752	$577,191	$43,038	$1,744,981
Total expenses	960,636	531,620	739,909	2,232,165
Total other income (losses), net	39,466	—	713,639	753,105

Income (loss) from operations before income taxes	$203,582	$45,571	$16,768	$265,921

*	For the year ended December 31, 2013, the Financial Services segment revenues include $39.5 million related to the earn-out portion of the NASDAQ OMX Transaction consideration and related hedging transactions. For the year ended December 31, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $10.6 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting. For the year ended December 31, 2013, Corporate Items income (loss) from operations before income taxes includes a $723.1 million gain on divestiture related to the sale of eSpeed and approximately $465 million in compensation expense related to the Global Partnership Restructuring Program.

Year ended December 31, 2012 (in thousands):

	Financial Services*	Real Estate Services*	Corporate Items	Total
Total revenues	$1,221,409	$454,616	$50,272	$1,726,297
Total expenses	1,007,111	431,726	272,419	1,711,256
Total other income (losses), net	—	—	40,696	40,696

Income (loss) from operations before income taxes	$214,298	$22,890	$(181,451)	$55,737

*	For the year ended December 31, 2012, the Real Estate Services segment income (loss) from operations before income taxes excludes $21.1 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Segment Results for the Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Revenues for Financial Services decreased approximately $80.4 million, or 7.1%, to $1,044.3 million for year ended December 31, 2014 from $1,124.8 million for the year ended December 31, 2013. The decrease in revenues for our Financial Services segment was primarily due to a decline in brokerage revenues in Rates (primarily due to the sale of eSpeed in June 2013) and Credit, partially offset by an increase in Equities and Other Classes and FX.

Revenues for Real Estate Services increased approximately $131.6 million, or 22.8%, to $708.8 million for the year ended December 31, 2014 from $577.2 million for the year ended December 31, 2013. The increase in revenues for our Real Estate Services segment was primarily due to the acquisition of Cornish & Carey and a significant increase in broker productivity along with favorable industry trends in sales and leasing for the U.S. commercial real estate market.

Expenses

Total expenses for Financial Services decreased approximately $96.8 million, or 10.1%, to $863.8 million for the year ended December 31, 2014 from $960.6 million for the year ended December 31, 2013. The decrease in expenses for our Financial Services Segment was primarily due to lower compensation related costs, due to lower revenues and our continued cost reduction program.

Total expenses for Real Estate Services increased approximately $108.0 million, or 20.3%, to $639.7 million for the year ended December 31, 2014 from $531.6 million for the year ended December 31, 2013. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher revenues.

Other income (losses), net

Other income (losses), net, for Financial Services increased approximately $13.3 million, or 33.7%, to $52.8 million for the year ended December 31, 2014 from $39.5 million for the year ended December 31, 2013. The increase in other income (losses), net, for our Financial Services segment was primarily due to the earn-out portion and the related mark-to-market movements and/or hedging of the NASDAQ OMX Transaction consideration.

Other income (losses), net, for the Corporate Items category decreased approximately $722.3 million, or 101.2%, to $(8.6) million for the year ended December 31, 2014 from $713.6 million for the year ended December 31, 2013. The decrease was primarily due to the gain on divestiture related to the sale of eSpeed in 2013.

Income (loss) from operations before income taxes

Income (loss) from operations before income taxes for Financial Services increased approximately $29.7 million, or 14.6%, to $233.3 million for the year ended December 31, 2014 from $203.6 million for the year ended December 31, 2013. The increase in income (loss) from operations before income taxes for our Financial Services segment was primarily due to lower revenues along with our ongoing cost reduction program.

Income (loss) from operations before income taxes for Real Estate Services increased $23.6 million, or 51.7%, to $69.1 million for the year ended December 31, 2014 from $45.6 million for the year ended December 31, 2013. The increase in income (loss) from operations before income taxes for our Real Estate Services segment was due to increased revenues, as described above, partially offset by an increase in expenses, as also described above.

Segment Results for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues

Revenues for Financial Services decreased approximately $96.7 million, or 7.9%, to $1,124.7 million for the year ended December 31, 2013 from $1,221.4 million for the year ended December 31, 2012. The decrease in revenues for our Financial Services segment was primarily due to a decline in brokerage revenues in rates, credit and equities and other asset classes, partially offset by an increase in FX and the $39.5 million recognized on the earn-out related to the sale of eSpeed.

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

	December 31, 2014[1]	September 30, 2014[1,3]	June 30, 2014[1]	March 31, 2014[1]	December 31, 2013[1]	September 30, 2013[1,3]	June 30, 2013[2]	March 31, 2013
Revenues:
Commissions	$381,182	$331,466	$291,666	$303,598	$295,415	$283,293	$324,832	$298,704
Principal transactions	50,366	51,327	72,751	79,507	68,777	67,785	85,349	87,997
Real estate management services	43,929	40,452	39,020	39,826	43,745	40,447	39,823	39,338
Fees from related parties	6,631	6,749	7,967	7,032	7,667	8,071	12,242	13,148
Market data	1,890	1,660	1,492	1,634	1,191	1,178	3,643	4,125
Software solutions	688	709	703	701	661	444	2,530	2,566
Interest income	1,673	1,642	1,925	2,072	2,071	1,563	1,651	1,548
Other revenues	2,924	2,211	1,678	10,419	1,764	1,408	1,174	831

Total revenues	489,283	436,216	417,202	444,789	421,291	404,189	471,244	448,257
Expenses:
Compensation and employee benefits	310,816	270,642	264,318	275,299	269,444	258,642	448,686	278,808
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	30,392	52,516	22,402	31,323	32,125	10,365	363,077	18,022

Total compensation and employee benefits	341,208	323,158	286,720	306,622	301,569	269,007	811,763	296,830
Occupancy and equipment	35,238	35,575	35,701	40,921	39,633	37,908	37,340	39,227
Fees to related parties	5,516	2,681	2,133	1,807	2,292	2,022	2,286	2,843
Professional and consulting fees	20,013	10,565	10,156	11,089	13,304	11,772	11,367	14,941
Communications	20,636	20,087	21,312	20,458	22,475	22,451	22,755	24,341
Selling and promotion	18,727	16,730	18,255	18,025	17,614	19,839	23,239	20,315
Commissions and floor brokerage	4,762	4,806	5,575	4,206	5,287	5,075	6,397	5,771
Interest expense	10,183	9,197	9,230	9,335	9,479	9,164	9,989	9,700
Other expenses	97,301	26,732	13,584	16,582	13,642	13,444	59,780	17,304

Total expenses	553,584	449,531	402,666	429,045	425,295	390,682	984,916	431,272
Other Income (losses), net:
Gain on divestiture and sale of investments	—	—	—	—	—	—	723,147	—
Losses on equity method investments	(2,418)	(2,640)	(1,288)	(2,275)	(2,291)	(2,705)	(1,224)	(3,288)
Other Income (losses)	7,433	45,892	1,667	(2,223)	7,605	31,861	—	—

Total other income (losses), net	5,015	43,252	379	(4,498)	5,314	29,156	721,923	(3,288)

Income from operations before income taxes	(59,286)	29,937	14,915	11,246	1,310	42,663	208,251	13,697
Provision (benefit) for income taxes	(22,501)	18,808	3,600	744	(315)	10,675	78,711	3,095

Consolidated net income (loss)	(36,785)	11,129	11,315	10,502	1,625	31,988	129,540	10,602
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(18,100)	3,918	3,714	2,494	(2,509)	6,662	95,074	3,604

Net income (loss) available to common stockholders	(18,685)	$7,211	$7,601	$8,008	$4,134	$25,326	$34,466	$6,998

[1]	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
[2]	Amounts include gains related to the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
[3]	Amounts include the gain related to the earn-out associated with the NASDAQ OMX transaction.

Note: Certain prior period amounts have been reclassified to conform with the current presentation.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	For the Three Months Ended
	December 31, 2014[1]	September 30, 2014[1]	June 30, 2014 (1)	March 31, 2014 (1)	December 31, 2013 (1)	September 30, 2013 (1)	June 30, 2013	March 31, 2013
Brokerage revenue by product):
Rates	$89,715	$93,538	$104,677	$113,672	$99,339	$109,110	$138,299	$144,992
Real Estate	189,827	136,048	107,901	109,170	131,311	105,303	103,155	73,249
Credit	47,940	53,545	58,923	65,446	53,651	54,410	67,343	69,142
Foreign Exchange	57,591	56,233	49,279	52,066	44,687	47,393	60,692	59,348
Equities and Other Asset Classes	46,475	43,429	43,637	42,751	35,204	34,862	40,692	39,970

Total brokerage revenues	$431,548	$382,793	$364,417	$383,105	$364,192	$351,078	$410,181	$386,701

Brokerage revenue by product (percentage):
Rates	20.8%	24.4%	28.7%	29.7%	27.3%	31.1%	33.7%	37.5%
Real Estate	44.0	35.6	29.6	28.5	36.1	30.0	25.1	19.0
Credit	11.1	14.0	16.2	17.1	14.7	15.5	16.4	17.9
Foreign Exchange	13.3	14.7	13.5	13.6	12.3	13.5	14.8	15.3
Equities and Other Asset Classes	10.8	11.3	12.0	11.1	9.6	9.9	10.0	10.3

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic:
Voice/hybrid	$406,240	$360,110	$344,053	$361,939	$347,889	$334,864	$374,397	$349,854
Fully electronic	25,308	22,683	20,364	21,166	16,303	16,214	35,784	36,847

Total brokerage revenues	$431,548	$382,793	$364,417	$383,105	$364,192	$351,078	$410,181	$386,701

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	94.1%	94.1%	94.4%	94.5%	95.5%	95.4%	91.3%	90.5%
Fully electronic	5.9	5.9	5.6	5.5	4.5	4.6	8.7	9.5

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

[1]	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

                Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at December 31, 2014 were $2.8 billion, an increase of 32.3% as compared to December 31, 2013. The increase in total assets was driven primarily by increases in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Marketable securities and goodwill. The increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers related to an increase in open fail to deliver contracts and was offset by a corresponding increase in open fail to receive contracts which are included in Payables to broker-dealers, clearing organizations, customers and related broker-dealers. We maintain a significant portion of our assets in cash, with our liquidity (which we define as cash and cash equivalents, marketable securities and securities owned) at December 31, 2014 of $825.5 million. See “Liquidity Analysis” below for a further discussion of our liquidity.

On February 26, 2015 we successfully completed our tender offer to acquire the shares of GFI common stock (the “shares”), for $6.10 per share in cash and accepted for purchase approximately 54.6 million shares (the “Tendered Shares”) tendered to us pursuant to our offer. The tendered shares together with the 17.1 million shares already owned by us, represent approximately 56.3% of GFI’s outstanding shares. We expect to issue payment for the Tendered Shares on March 3, 2015 in the aggregate amount of $332.8 million.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short term investments, some of which may be with Cantor. As of December 31, 2014, we had no reverse repurchase agreements outstanding with Cantor.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2014, we had $125 million invested in the program.

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

As of December 31, 2014, our liquidity, which we define as cash and cash equivalents, marketable securities and securities owned, was approximately $825.5 million, the majority of which we are free to deploy to increase stockholder and bondholder value, including as an example, the successful completion (on February 26, 2015) of our tender offer to acquire the shares of GFI. We expect to issue payment for the tendered shares on March 3, 2015 in the aggregate amount of $332.8 million. We also expect to receive approximately $625 million in NASDAQ OMX over the next approximately 13 years. We believe that we are in a strong position to increase our profits by making additional investments across Real Estate and Financial Services. In addition, we expect to have sufficient funds to repay debt, repurchase common shares and units, and maintain our regular common dividend for the foreseeable future.

Notes Payable and Collateralized Borrowings

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor. We used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes.

The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all of our existing and future senior unsecured obligations. The 8.75% Convertible Notes bear an annual interest rate of 8.75% currently, which is payable semi-annually in arrears on April 15 and October 15 of each year. As of December 31, 2014, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 159.9374 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. The 8.75% Convertible Notes were convertible into approximately 24.0 million shares of Class A common stock as of December 31, 2014. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted.

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

The 4.50% Convertible Notes are our general senior unsecured obligations. The 4.50% Convertible Notes pay interest semi-annually at a rate of 4.50% per annum and were priced at par. As of December 31, 2014, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our

Class A common stock, or a combination thereof at our election. As of December 31, 2014, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of our Class A common stock. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $152.5 million as of December 31, 2014.

In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which are expected to reduce the potential dilution of our Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.62 as of December 31, 2014, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of our Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $13.27 per share as of December 31, 2014.

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

5.375% Senior Notes

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes due 2019 (“the 5.375% Senior Notes”). The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes will be subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the Indenture. The 5.375% Senior Notes will mature on December 9, 2019. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $1.0 million for the year ended December 31, 2014. There was no interest expense related to the 5.375% Senior Notes for the years ended December 31, 2013 and 2012.

Collateralized Borrowings

On various dates beginning in 2009 and most recently in December 2012, we entered into secured loan arrangements under which we pledged certain fixed assets in exchange for loans. The secured loan arrangements had fixed rates between 2.62% and 8.09% per annum and were repayable in consecutive monthly installments with the final payments due in December 2016. During the year ended December 31, 2013, we prepaid $26.7 million related to secured loan arrangements and during the six months ended June 30, 2014, we prepaid the remaining balance. Therefore, there were no secured loan arrangement balances as of December 31, 2014. The outstanding balance of the secured loan arrangements was $1.6 million and as of December 31, 2013. The value of the fixed assets pledged was $1.5 million as of December 31, 2013.

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

Because the leases were terminated during 2013, we had no outstanding balance or fixed assets pledged related to the leases as of December 31, 2014 or 2013. We recorded interest expense of $0.7 million and $1.1 million for the year ended December 31, 2013 and 2012, respectively.

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

The following is an analysis which describes the key components of changes in our liquidity.

Discussion of the year ended December 31, 2014

	Liquidity Analysis as of
	December 31, 2014	December 31, 2013
(in millions)
Cash and cash equivalents	$648.3	$716.9
Securities owned	32.5	33.1
Marketable securities	144.7	45.0

Total	$825.5	$795.0

The $30.5 million increase in our liquidity position from $795.0 million to $825.5 million as of December 31, 2014 was primarily driven by the $295.1 in net proceeds from the issuance of the 5.375% Senior Notes in December 2014, partially offset by cash used for the redemption and/or repurchase of 18.9 million shares and units at a cost of $139.9 million and cash used for acquisitions. The Company’s calculation of liquidity as of December 31, 2014, includes the 17.1 million shares of GFI that BGC and its affiliates own, although the Company and its affiliates do not currently intend to sell these shares.

Discussion of year ended December 31, 2013

	Liquidity Analysis as of
	December 31, 2013	December 31, 2012
(in millions)
Cash and cash equivalents	$716.9	$388.4
Securities owned	33.1	32.0
Marketable securities	45.0	—

Total	$795.0	$420.4

For the year ended December 31, 2013 our liquidity of $795.0 was primarily driven by the cash received from the sale of eSpeed to NASDAQ OMX in June 2013. The net proceeds from the divestiture of eSpeed was approximately $747.7 million. This increase in our liquidity was partially offset by $305.2 million of dividends and distributions paid to our shareholders and limited partners for the third and fourth quarters of 2012 and the first, second and third quarters of 2013, including distributions in respect of the NASDAQ OMX Transaction.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of December 31, 2014.

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

As of December 31, 2014, $336.8 million of net assets were held by regulated subsidiaries. As of December 31, 2014, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $156.4 million.

In April 2013, our Board of Directors and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee.

BGC Derivative Markets, L.P. (“BGC Derivative Markets”), a subsidiary of the Company, began operating as a Swap Execution Facility (“SEF”) on October 2, 2013. Since then, mandatory Dodd-Frank Act compliant execution on SEFs by Swap Dealers and Major Swap Participants commenced in February 2014 for a small number of “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized. BGC Derivative Markets has been active across the full range of Required and Permitted Products executed by U.S.-based customers, and we anticipate improved derivatives volumes once the international regulatory landscape becomes clearer for the majority of our clients that operate globally. In addition, BGC maintains its ownership stake in ELX, a CFTC-approved designated contract market (“DCM”) which offers Dodd-Frank Act compliant swap trading to eligible market participants

Much of BGC’s global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we also continue to operate our Multilateral Trading facility (“MTF”) in accordance with EU directives as licensed by the FCA.

The Markets in Financial Instruments Directive (“MiFID”) Level 2 draft regulatory technical standards were published by the European Securities and Markets Authority (“ESMA”) on May 22, 2014 and were subject to public comment until August 1, 2014. In December 2014, ESMA published a consultation paper on the draft regulatory technical standards in relation to MiFID II and the Markets in Financial Instruments Regulations. The consultation period ends on March 2, 2015.

See “Regulation” in Part I, Item 1 of this Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of our Class A common stock outstanding for the years ended December 31, 2014 and 2013 were as follows.

	Years Ended December 31,
	2014	2013
Shares outstanding at beginning of period	181,583,001	123,913,759
Share issuances:
Exchanges of limited partnership interests (1)	14,597,544	55,953,246
Vesting of restricted stock units (RSUs)	987,831	909,407
Acquisitions	1,912,630	2,799,604
Other issuances of Class A common stock	47,896	1,053,842
Treasury stock repurchases	(14,020,586)	(3,046,857)

Shares outstanding at end of period	185,108,316	181,583,001

Class B Common Stock

We did not issue any shares of Class B common stock during the years ended December 31, 2014 and 2013. As of December 31, 2014 and 2013 the Company’s Class B common stock outstanding was 34,848,107.

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

The table below represents unit redemption and share repurchase activity for the year ended December 31, 2014.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1]
January 1, 2014 – March 31, 2014	2,369,681	$6.35
April 1, 2014 – June 30, 2014	2,055,942	6.89
July 1, 2014 – September 30, 2014	7,024,702	7.58
October 1, 2014 – December 31, 2014	2,795,523	8.09

Total Redemptions	14,245,848	7.38
Repurchases[2]
January 1, 2014 – March 31, 2014	2,883,418	$6.64
April 1, 2014 – June 30, 2014	3,982,825	7.17
July 1, 2014 – September 30, 2014	3,675,696	7.71
October 1, 2014 – December 31, 2014	3,088,786	7.85

Total Repurchases	13,630,725	$7.36

Total Redemptions and Repurchases	27,876,573	$7.37	$145,835,541

[1]	During the year ended December 31, 2014, the Company redeemed approximately 10.4 million limited partnership units at an average price of $7.28 per unit and approximately 3.8 million FPUs at an average price of $7.66 per unit. During the year ended December 31, 2013, the Company redeemed approximately 10.4 million limited partnership units at an average price of $5.03 per unit an approximately 1.4 million FPUs at an average price of $4.48 per unit.
[2]	During the year ended December 31, 2014, the Company repurchased approximately 13.6 million shares of its Class A common stock at an aggregate purchase price of approximately $100.3 million for an average price of $7.36 per share. During the year ended December 31, 2013, the Company repurchased approximately 3.0 million shares of its Class A common stock at an aggregate purchase price of approximately $15.5 million for an average price of $5.09 per share.

The fully diluted weighted-average share count for the year ended December 31, 2014 was as follows (in thousands):

	Three Months Ended December 31, 2014	Year Ended December 31, 2014
Common stock outstanding[1]	221,020	220,697
Limited partnership interests in BGC Holdings	—	106,047
RSUs (Treasury stock method)	—	775
Other	—	936

Total[2]	221,020	328,455

[1]	Common stock outstanding consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended December 31, 2014, the weighted-average share count of Class A shares was 186.2 million and Class B shares was 34.8 million. For the year ended December 31, 2014, the weighted-average share count of Class A shares was 185.9 million and Class B shares was 34.8 million.
[2]	Given the net loss during the quarter ended December 31, 2014, approximately 156.9 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended December 31, 2014 included, on a weighted-average basis, 111.0 million limited partnership interests, 40.2 million shares underlying Convertible Notes and 5.7 million other securities or other contracts to issue shares of common stock. For the year ended December 31, 2014, approximately 44.4 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2014 included, on a weighted-average basis, 40.1 million shares underlying Convertible Notes and 4.3 million other securities or other contracts to issue shares of common stock. Also, as of December 31, 2014, approximately 10.9 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

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

Stock Option Exercises

We did not issue any shares of our Class A common stock related to the exercise of stock options during the years ended December 31, 2014 and 2013.

Equity Registration Statements

We currently have in place an effective equity shelf Registration Statement on Form S-3 (the “Form S-3 Registration Statement”) with respect to the issuance and sale of up to 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. On December 12, 2012, we entered into a controlled equity offering sales agreement with CF&Co (the “December 2012 Sales Agreement”), pursuant to which we may offer and sell up to an aggregate of 20 million shares of our Class A common stock. On February 5, 2015, we completed the sales available under the December 2012 Sales Agreement. On November 20, 2014, we entered into a controlled equity offering sales agreement with CF&Co (the “November 2014 Sales Agreement”), pursuant to which we may offer and sell up to an aggregate of 20 million shares of our Class A common stock. Shares of our Class A common stock sold under our controlled equity offering sales agreement are used primarily for redemptions of limited partnership interests in BGC Holdings. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of us. Under the December 2012 Sales Agreement and November 2014 Sales Agreement, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares.

As of February 25, 2015, we have issued and sold an aggregate of approximately 0.8 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the November 2014 Sales Agreement, with approximately 19.2 million shares of Class A common stock remaining to be sold under this agreement. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these registrations along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2014, we have issued an aggregate of 6.5 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of December 31, 2014, we have issued approximately 187.6 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 3, 2014, at our Annual Meeting of Stockholders, our stockholders approved an amendment to our Fourth Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 200 million to 300 million the aggregate number of shares of our Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. On June 12, 2014, we filed a Registration Statement on Form S-8 with respect to the additional 100 million shares. As of December 31, 2014, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 145.4 million shares.

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

On January 30, 2015, the Compensation Committee authorized the acceleration of restrictions with respect to an aggregate of 578,756 shares of restricted Class A common stock held by the Company’s executive officers as follows: Mr. Lynn, 455,733 shares; Mr. Windeatt, 95,148 shares; Mr. Sadler, 31,669 shares; and Mr. Merkel, 16,354 shares. The Compensation Committee authorized the Company to repurchase any or all of such shares for the executive officers at a price of $7.83 per share, which was the closing price of our Class A common stock on January 30, 2015. In December, 2014, the Compensation Committee authorized the repurchase from Mr. Windeatt of 42,500 shares of restricted stock to the Company, which were sold for an aggregate of $371,875. In January 2015, upon vesting of NPSU awards granted to Mr. Merkel in 2014, the Compensation Committee authorized the Company to grant exchangeability and repurchase 5,607 vested PSUs and 4,588 vested PPSUs at the average price of shares sold under the CEO less 2%.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

The Company has completed acquisitions, whose purchase price included an aggregate of approximately 9.4 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $52.0 million), 7.9 million limited partnership units (with an acquisition date fair value of approximately $46.5 million) and $35.8 million in cash that may be issued contingent on certain targets being met through 2018.

As of December 31, 2014, the Company has issued 5.0 million shares of its Class A common stock, 1.2 million of limited partnership units and $1.2 million in cash related to contingent payments.

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

As of December 31, 2014, there were 732,226 non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

On January 30, 2015, the Compensation Committee authorized the grant of 4 million NPSUs to Mr. Lutnick and 1 million NPSUs to Mr. Lynn. These NPSUs will vest ratably on January 1 of each year beginning January 1, 2016 and ending January 1, 2020, such that an equal number of NPSUs vest and convert into an equivalent number of PSUs/PPSUs for Mr. Lutnick and LPUs/PLPUs for Mr. Lynn on each vesting date.

Exchange rights with respect to any non-exchangeable PSUs/PPSUs and non-exchangeable LPUs/PLPUs will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, which may include the Compensation Committee’s exercise of negative discretion to reduce or withhold any such awards. Upon the signing of any agreement that would result in a “Change in Control” (as defined in the Amended and Restated Change in Control Agreement entered into by Mr. Lutnick and the applicable Deed of Adherence entered into by Mr. Lynn) (1) any unvested NPSUs held by Messrs. Lutnick or Lynn shall vest in full and automatically be converted for exchangeable PSUs/PPSUs or LPUs/PLPUs (i.e., such PSUs and LPUs shall be exchangeable for shares of Class A common stock and PPSUs and PLPUs shall be exchangeable for cash), and (2) any non-exchangeable PSUs/PPSUs held by Mr. Lutnick and non-exchangeable LPUs/PLPUs held by Mr. Lynn shall become immediately exchangeable, which exchangeability may be exercised in connection with such “Change in Control,” except that 9.75% of Mr. Lynn’s LPUs/PLPUs shall be deemed to be redeemed for zero in proportion to such exchanges of LPUs/PLPUs in accordance with the customary LPU/PLPU structure.

Successful Completion of Tender Offer to Acquire GFI Group, Inc.

On February 27, 2015 BGC and GFI Group Inc. (NYSE: GFIG) (“GFI”), announced the successful completion of BGC’s tender offer for GFI shares. As of the expiration of the tender offer at 5:00 PM on February 26, 2015, approximately 54.6 million shares were tendered pursuant to the offer. The 54.6 million tendered shares, together with the 17.1 million shares of GFI common stock already owned by BGC, represent approximately 56.3% of GFI’s outstanding shares. BGC has accepted the shares and expects to issue payment for the shares tendered on March 3, 2015. In addition, GFI employees holding RSUs will receive $6.10 per RSU in cash, based on their pre-existing vesting schedules. All outstanding conditions of the tender offer have been met.

GFI will be a controlled company and operate as a division of BGC, reporting to Shaun Lynn, President of BGC, and its financial results will be consolidated as part of BGC. Going forward, BGC and GFI are expected to remain separately branded divisions. GFI’s current Executive Chairman, Michael Gooch, and its current Chief Executive Officer, Colin Heffron, will remain as Executives and Directors of GFI Group and shall continue as Chairman and CEO, respectively, of the GFI Division.

We believe the combination of BGC and GFI will create a strong and diversified company, well positioned to capture future growth opportunities. Through this combination, we expect to deliver substantial benefits to customers of the combined company, and we expect to become the largest and most profitable wholesale brokerage company. We also believe this is a highly complementary combination, which will result in meaningful economies of scale. While the front office operations will remain separately branded companies, we plan on integrating the back office, technology, and infrastructure of these two companies in a smart and deliberate way. By the end of the first year, we expect to save at least $50 million annually on items including network infrastructure, telephone lines, data centers, vendors, disaster recovery, regulatory capital, and interest expense. We expect further cost savings in the second year and beyond. We also expect to generate increased productivity per broker and to continue converting voice and hybrid broking to more profitable fully electronic trading, all of which should lead to increased revenues, profitability and cash flows.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Notional Volume (in billions)
Total fully electronic volume	$4,897	$3,919	$3,538	3,116	$2,755
Total hybrid volume—[1]	33,609	36,823	37,486	37,089	34,617

Total fully electronic and hybrid volume	$38,506	$40,742	$41,024	40,205	$37,372

Transaction Count (in thousands, except for days)
Total fully electronic transactions	3,358	2,502	2,122	1,781	1,538
Total hybrid transactions	679	650	659	706	610

Total transactions	4,037	3,152	2,781	2,487	2,148

Trading days	64	64	63	61	64

[1]	Defined as volume from hybrid transactions conducted by BGC Brokers, exclusive of voice-only transactions.

ANNUAL MARKET ACTIVITY

Fully electronic volume, including new products, was $15.5 trillion for the year ended December 31, 2014, compared to $32.5 trillion for the year ended December 31, 2013. Excluding eSpeed, fully electronic volume, including new products, was $10.0 trillion for the year ended December 31, 2013. Our combined voice-assisted and screen-assisted volume for the year ended December 31, 2014 was $160.5 trillion, compared to $179.0 trillion for the year ended December 31, 2013. Our combined voice-assisted and screen-assisted volume, excluding eSpeed, for the year ended December 31, 2013, was $156.4 trillion.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at December 31, 2014 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases[1]	$260,028	$49,542	$73,887	$48,620	$87,979
Notes payable and collateralized borrowings[2]	722,500	150,000	160,000	300,000	112,500
Interest on notes payable[3]	345,574	36,294	54,431	49,591	205,258
Other contractual obligations[4]	16,557	16,557	—	—	—

Total contractual obligations	$1,344,659	$252,393	$288,318	$398,211	$405,737

[1]	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $9.0 million over the life of the agreement.
[2]	Notes payable and collateralized borrowings reflects the issuance of $150.0 million of the 8.75% Convertible Notes, $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of December 31, 2014 was approximately $152.5 million), $112.5 million of the 8.125% Senior Notes (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of December 31, 2014 was approximately $109.0 million) and $300.0 million of the 5.375% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2014 was approximately $295.2 million). See Note 18— “Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
[3]	The $205.3 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.
[4]	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into arrangements with unconsolidated entities, including variable interest entities. See Note 15—“Investments” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our investments in unconsolidated entities.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in our consolidated statements of operations. During the years ended December 31, 2014, 2013 and 2012, we incurred compensation expense, before associated income taxes, of $126.5 million, $57.0 million and $127.1 million, respectively, related to the grant of exchangeability on partnership units. In addition, during the year ended December 31, 2013, the Company redeemed or exchanged limited partnership units in connection with its Global Partnership Restructuring Program and incurred compensation expense, before associated income taxes of $304.1 million.

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

The Company commenced a Global Partnership Restructuring Program to provide retention incentives and to allow the Company to take advantage of certain tax efficiencies. Under the program, certain BGC Holdings limited partnership units were redeemed or exchanged for restricted stock. Due to the net redemption/exchange of the limited partnership units described above, the Company determined that the collectability of a portion of the employee loan balances were not expected and, therefore, the Company recognized a reserve for the year ended December 31, 2013 in the amount of approximately $160.5 million. The compensation expense related to this reserve is included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

As of December 31, 2014 and December 31, 2013, the aggregate balance of employee loans, net of reserve, was $130.8 million and $142.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2014, 2013 and 2012 was $25.7 million, $195 million (including a reserve of $160.5 million recognized, related to the Global Partnership Restructuring Program) and $35.6 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our consolidated statements of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1—“Organization and Basis of Presentation,” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding recent accounting pronouncements.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $144.7 million as of December 31, 2014. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our consolidated financial statements in Part I, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities.

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

Interest Rate Risk

BGC Partners had $706.7 million in fixed-rate debt outstanding as of December 31, 2014. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BGC Partners, Inc. and Subsidiaries

Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited the accompanying consolidated statements of financial condition of BGC Partners, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BGC Partners, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BGC Partners, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited BGC Partners, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). BGC Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cornish and Carey Commercial, which is included in the 2014 consolidated financial statements of BGC Partners, Inc. and constituted $71.7 million or 2.6% of total assets, as of December 31, 2014 and $61.9 million or 3.5% of revenues for the year then ended. Our audit of internal control over financial reporting of BGC Partners, Inc. also did not include an evaluation of the internal control over financial reporting of Cornish and Carey Commercial.

In our opinion, BGC Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of BGC Partners, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2014 of BGC Partners, Inc. and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 2, 2015

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$648,277	$716,919
Cash segregated under regulatory requirements	12,144	8,687
Securities owned	32,508	33,119
Securities borrowed	62,736	—
Marketable securities	144,719	45,002
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	640,761	349,915
Accrued commissions receivable, net	292,050	265,920
Loans, forgivable loans and other receivables from employees and partners, net	130,775	142,769
Fixed assets, net	112,020	127,615
Investments	17,392	17,703
Goodwill	392,570	163,339
Other intangible assets, net	27,980	18,180
Receivables from related parties	8,864	15,211
Other assets	228,331	174,984

Total assets	$2,751,127	$2,079,363

Liabilities, Redeemable Partnership Interest, and Equity
Accrued compensation	$231,679	$187,855
Securities sold, not yet purchased	—	2,031
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	646,169	303,549
Payables to related parties	23,326	15,382
Accounts payable, accrued and other liabilities	501,830	392,525
Notes payable and collateralized borrowings	556,700	258,356
Notes payable to related parties	150,000	150,000

Total liabilities	2,109,704	1,309,698
Commitments and contingencies (Note 20)
Redeemable partnership interest	59,501	66,918
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 220,217 and 202,671 shares issued at December 31, 2014 and December 31, 2013, respectively; and 185,108 and 181,583 shares outstanding at December 31, 2014 and December 31, 2013, respectively	2,202	2,027
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 shares issued and outstanding at December 31, 2014 and December 31, 2013, convertible into Class A common stock	348	348
Additional paid-in capital	817,158	745,678
Contingent Class A common stock	47,383	12,051
Treasury stock, at cost: 35,109 and 21,088 shares of Class A common stock at December 31, 2014 and December 31, 2013, respectively	(200,958)	(121,753)
Retained deficit	(268,920)	(167,923)
Accumulated other comprehensive income (loss)	4,303	(6,060)

Total stockholders’ equity	401,516	464,368
Noncontrolling interest in subsidiaries	180,406	238,379

Total equity	581,922	702,747

Total liabilities, redeemable partnership interest, and equity	$2,751,127	$2,079,363

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Commissions	$1,307,912	$1,202,244	$1,176,009
Principal transactions	253,951	309,908	336,160
Real estate management services	163,227	163,353	122,704
Fees from related parties	28,379	41,128	53,159
Market data	6,676	10,137	17,302
Software solutions	2,801	6,201	9,962
Interest income	7,312	6,833	6,506
Other revenues	17,232	5,177	4,495

Total revenues	1,787,490	1,744,981	1,726,297
Expenses:
Compensation and employee benefits	1,121,075	1,255,580	1,032,552
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	136,633	423,589	140,076

Total compensation and employee benefits	1,257,708	1,679,169	1,172,628
Occupancy and equipment	147,435	154,108	155,349
Fees to related parties	12,137	9,443	11,792
Professional and consulting fees	51,823	51,384	72,777
Communications	82,493	92,022	90,807
Selling and promotion	71,737	81,007	86,040
Commissions and floor brokerage	19,349	22,530	22,733
Interest expense	37,945	38,332	34,885
Other expenses	154,199	104,170	64,245

Total expenses	1,834,826	2,232,165	1,711,256
Other Income (losses), net:
Gain on divestiture and sale of investments	—	723,147	52,471
Losses on equity method investments	(8,621)	(9,508)	(11,775)
Other Income	52,769	39,466	—

Total other income (losses), net	44,148	753,105	40,696

Income (loss) from operations before income taxes	(3,188)	265,921	55,737
Provision for income taxes	651	92,166	20,224

Consolidated net income (loss)	$(3,839)	$173,755	$35,513

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(7,974)	102,831	11,649

Net income available to common stockholders	$4,135	$70,924	$23,864

Per share data:
Basic earnings per share
Net income available to common stockholders	$4,135	$70,924	$23,864

Basic earnings per share	$0.02	$0.37	$0.16

Basic weighted-average shares of common stock outstanding	220,697	193,694	144,886

Fully diluted earnings per share
Net income for fully diluted shares	$5,692	$96,851	$46,242

Fully diluted earnings per share	$0.02	$0.36	$0.16

Fully diluted weighted-average shares of common stock outstanding	328,455	265,348	280,809

Dividends declared per share of common stock	$0.48	$0.48	$0.63

Dividends declared and paid per share of common stock	$0.48	$0.48	$0.63

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Consolidated net income (loss)	$(3,839)	$173,755	$35,513
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,958)	(2,193)	(533)
Unrealized gain on securities available for sale	19,259	2	—

Total other comprehensive (loss) income, net of tax	12,301	(2,191)	(533)

Comprehensive income	8,462	171,564	34,980
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	(6,036)	102,518	11,546

Comprehensive income attributable to common stockholders	$14,498	$69,046	$23,434

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(3,839)	$173,755	35,513
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	44,747	47,152	50,985
Employee loan amortization and reserves on employee loans	25,708	194,996	35,596
Equity-based compensation and allocations of net income to limited partnership units and FPUs	147,673	433,998	144,447
Losses on equity method investments	8,621	9,508	11,775
Accretion of discount on convertible notes	4,852	5,157	4,378
Impairment of fixed assets	4,193	6,101	1,255
Deferred tax (benefit) provision	(26,185)	(81,989)	(11,550)
Sublease provision adjustment	31	318	(2,596)
Gain on divestiture	—	(550,759)	(52,471)
Recognition of earn-out and related hedges	(50,724)	(39,529)	—
Other	—	1,508	226

Consolidated net income, adjusted for non-cash and non-operating items	155,077	200,216	217,558
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(292,065)	(51,710)	(104,241)
Loans, forgivable loans and other receivables from employees and partners, net	(13,616)	(49,478)	(63,315)
Accrued commissions receivable, net	7,265	(49,542)	37,751
Securities borrowed	(62,736)	—	—
Securities owned	611	(1,213)	(16,187)
Receivables from related parties	(1,096)	(5,362)	(14,726)
Cash segregated under regulatory requirements	(3,457)	(5,295)	(424)
Other assets	(25,350)	(73,422)	(2,046)
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	342,998	48,973	109,596
Payables to related parties	8,745	(24,862)	21,000
Securities sold, not yet purchased	(2,031)	2,031	—
Accounts payable, accrued and other liabilities	51,832	145,167	23,371
Accrued compensation	17,366	30,863	(37,137)

Net cash provided by operating activities	$183,543	$166,366	$171,200
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(13,727)	$(22,988)	(36,759)
Capitalization of software development costs	(12,668)	(15,000)	(14,032)
Purchase of equity method investments	(7,392)	(1,748)	(17,501)
Proceeds from sale of marketable securities	42,999	—	53,377
Payments for acquisitions, net of cash acquired	(129,979)	(746)	(31,413)
Proceeds from divestiture, net	—	575,287	—
Distribution from equity method investments	—	—	928
Purchase of notes receivable	—	—	(22,000)
Purchase of marketable securities	(72,911)	(5,361)	—
Purchase of exchange membership	—	(1,696)	—
Capitalization of trademarks, patent defense and registration costs	(578)	(995)	(583)

Net cash provided by (used in) investing activities	$(194,256)	$526,753	$(67,983)

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2014	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from collateralized borrowings	$—	$—	$30,983
Repayments of collateral borrowings	(1,599)	(48,246)	(24,778)
Issuance of senior notes, net of deferred issuance costs	295,091	—	108,716
Earnings distributions	(58,789)	(98,345)	(92,330)
Redemption of limited partnership units	(56,261)	(107,191)	(13,491)
Repurchase of limited partnership interests	(25,070)	(6,154)	—
Dividends to stockholders	(105,132)	(91,395)	(90,590)
Repurchase of Class A common stock	(100,268)	(15,528)	(337)
Proceeds from offering of Class A common stock, net	—	—	12,667
Proceeds from short-term borrowings	—	—	90,000
Repayments of short-term borrowings	—	—	(103,600)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,208)	(1,216)	(2,280)
Tax impact on delivery of equity awards	—	4,700	—
Other	—	32	32

Net cash used in financing activities	(53,236)	(363,343)	(85,008)
Effect of exchange rate changes on cash and cash equivalents	(4,693)	(1,266)	487

Net (decrease) increase in cash and cash equivalents	(68,642)	328,510	18,696
Cash and cash equivalents at beginning of period	716,919	388,409	369,713

Cash and cash equivalents at end of period	$648,277	$716,919	$388,409

Supplemental cash information:
Cash paid during the period for taxes	$87,928	$152,105	$20,292
Cash paid during the period for interest	32,099	33,175	27,187
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$87,212	$65,908	$90,199
Donations with respect to Charity Day	—	5,720	13,401
Issuance of Class A common stock upon purchase of notes receivable	—	—	3,055
Use of notes receivable in business acquisition	—	—	25,617
Issuance of Class A and contingent Class A common stock for acquisitions	57,907	1,776	9,026

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

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)

For the Year Ended December 31, 2013

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2013	$1,419	$348	$575,381	$18,868	$(110,090)	$(147,452)	$(4,182)	$93,120	$427,412
Consolidated net income	—	—	—	—	—	70,924	—	102,831	173,755
Other comprehensive loss, net of tax	—	—	—	—	—		(1,878)	(313)	(2,191)
Equity-based compensation, 909,407 shares	9	—	2,809	—	—		—	1,800	4,618
Dividends to common stockholders	—	—	—	—	—	(91,395)	—	—	(91,395)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(89,482)	(89,482)
Grant of exchangeability and redemption of limited partnership interests, issuance of 55,953,246 shares	560	—	151,551	—	—	—	—	141,821	293,932
Issuance of Class A common stock (net of costs), 1,053,842 shares	11	—	4,133	—	—	—	—	1,865	6,009
Redemption of FPUs, 1,373,065 units	—	—	—	—	—	—	—	(2,050)	(2,050)
Repurchase of Class A common stock, 3,046,857 shares	—	—	—	—	(11,663)	—	—	(3,865)	(15,528)
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(938)	(938)
Issuance of contingent and Class A common stock for acquisitions, 2,799,604 shares	27	—	9,493	(6,817)	—	—	—	(927)	1,776
Purchases of Newmark noncontrolling interest	—	—	(2,540)	—	—	—	—	(6,827)	(9,367)
Other	1	—	4,851	—	—	—	—	1,344	6,196

Balance, December 31, 2013	$2,027	$348	$745,678	$12,051	$(121,753)	$(167,923)	$(6,060)	$238,379	$702,747

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Year Ended December 31, 2014

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2014	$2,027	$348	$745,678	$12,051	$(121,753)	$(167,923)	$(6,060)	$238,379	$702,747
Consolidated net income	—	—	—	—	—	4,135	—	(7,974)	(3,839)
Other comprehensive gain, net of tax	—	—	—	—	—	—	10,363	1,938	12,301
Equity-based compensation, 987,831 shares	10	—	2,275	—	—	—	—	1,047	3,332
Dividends to common stockholders	—	—	—	—	—	(105,132)	—	—	(105,132)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(55,821)	(55,821)
Grant of exchangeability and redemption of limited partnership interests, issuance of 11,899,558 shares	119	—	59,207	—	—	—	—	30,741	90,067
Issuance of Class A common stock (net of costs), 47,896 shares	—	—	275	—	—	—	—	86	361
Redemption of FPUs, 2,494,896 units	—	—	—	—	—	—	—	(2,359)	(2,359)
Repurchase of Class A common stock, 14,020,586 shares	—	—	1,011	—	(79,205)	—	—	(24,526)	(102,720)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units and subsequent repurchases by BGC Holdings, 3,142,257 units	—	—	—	—	—	—	—	(13,716)	(13,716)
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(110)	(110)
Issuance of Class A common stock for acquisitions, 1,912,630 shares	19	—	8,976	(3,635)	—	—	—	1,640	7,000
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	—	38,967	—	—	—	11,940	50,907
Purchases of Newmark noncontrolling interest	—	—	(234)	—	—	—	—	(169)	(403)
Other	27	—	(30)	—	—	—	—	(690)	(693)

Balance, December 31, 2014	$2,202	$348	$817,158	$47,383	$(200,958)	$(268,920)	$4,303	$180,406	$581,922

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements

BGC PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

During the year ended December 31, 2014, the Company changed the presentation of certain line items in the consolidated statements of operations. The Company now presents a new section entitled “Other income (losses), net” which is comprised of Gain on divestiture and sale of investments, Losses on equity method investments and other income. Gain on divestiture and sale of investments and Losses on equity method investments were both previously presented as separate revenue line items. Other income, for the years ended December 31, 2014 and 2013, are comprised of the gain associated with the NASDAQ OMX earn-out shares and the movements related to the mark-to-market and/or hedges on the shares. The NASDAQ OMX earn-out gain, including the impact of the mark to market and related hedges was previously reported as other revenues in the Company’s consolidated statements of operations.

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU will replace certain existing revenue recognition guidance when it becomes effective on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the impact of the future adoption of the ASU on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, which relates to disclosure of uncertainties about an entity’s ability to continue as a going concern. The ASU provides additional guidance on management’s responsibility to evaluate the condition of an entity and the required disclosures based on this assessment. The amendments in this update are effective for the annual period ending after December 15, 2016, and early application is permitted. The adoption of this FASB guidance would not impact the Company’s consolidated financial statements.

2.	Divestiture

On June 28, 2013, the Company sold (the “NASDAQ OMX Transaction”) its on-the-run, electronic benchmark U.S. Treasury platform (the “Purchased Assets” or “eSpeed”) to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). Upon the sale of eSpeed, NASDAQ OMX paid the Company $750 million in cash consideration, adjusted for certain pre-paid amounts and accrued costs and expenses. During the year ended December 31, 2013 the Company recognized a gain of $723.1 million which was recorded in “Gain on divestiture and sale of investments” in the Company’s consolidated statements of Operations. An earn-out of up to 14,883,705 shares of NASDAQ OMX common stock will be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ OMX is equal to or greater than $25 million. The earn-out was excluded from the initial gain on the divestiture and will be recognized in income when it is realized and earned, consistent with the accounting guidance for gain contingencies. During each of the years ended December 31, 2014 and 2013, the Company received 992,247 shares of NASDAQ OMX common stock and recognized revenues of $52.8 million and $39.5 million, respectively, related to the earn-out and related hedging transactions which are included in “Other income” in the Company’s consolidated statements of operations. As of December 31, 2014 the Company holds approximately $47.2 million of NASDAQ OMX shares which are included in Marketable securities in the Company’s consolidated statements of financial condition. Also in connection with the sale of eSpeed, during the year ended December 31, 2013 the Company paid fees of $7.4 million to CF&Co. these costs are included as a reduction of the “Gain on divestiture and sale of investments” in the Company’s consolidated Statement of Operations. The Purchased Assets were included in the Company’s Financial Services segment prior to the sale.

The Company has from time-to-time entered into hedging transactions using derivative contracts to minimize the effect of price changes of the NASDAQ OMX shares we own (see Note 12—“Derivatives”). The Company does not designate such derivative contracts as hedges for accounting purposes. The change in fair value of these derivative contracts is included as part of “Other income” in the Company’s consolidated statements of operations, with the related fair value of the derivative contracts reflected as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition.

In connection with the transaction, the Company entered into a transition services agreement, under which the Company provided certain services to NASDAQ OMX over a period ranging from 12 to 18 months from the acquisition closing date. The Company attributed approximately $2.9 million of the proceeds from the sale to the transition services agreement, which was recognized as revenue over a period of 12 months. For the year ended December 31, 2014, the Company recognized approximately $1.5 million of revenue with respect to this transition services agreement, which is included in “Other revenues” in the Company’s consolidated statements of operations.

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

Limited Partnership Units

Certain employees hold limited partnership interests in BGC Holdings (e.g., REUs, RPUs, PSUs, PSIs and LPUs, collectively the “limited partnership units”). Generally, such units receive quarterly allocations of net income, which are cash distributed and generally are contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s consolidated statements of operations. From time to time the Company issues limited partnership units as part of the consideration for acquisitions. These units are not entitled to a distribution of earnings.

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

Fees from Related Parties:

Fees from related parties consist of charges for back-office services provided to Cantor and its affiliates, including occupancy of office space, utilization of fixed assets, accounting, operations, human resources and legal services and information technology. Revenues are recognized as earned on an accrual basis.

Market Data:

Market data revenues primarily consist of subscription fees and fees from customized one-time sales provided to customers either directly or through third-party vendors. Market data revenues are recognized ratably over the contract term, except for revenues derived from customized one-time sales, which are recognized as services are rendered.

Software Solutions and Licensing Fees:

Through the Company’s software solutions business, the Company receives fees for providing customized software to broaden distribution capabilities and provide electronic solutions to financial market participants. Such fees are recognized as income ratably over the license period.

Other Revenues:

Other revenues are earned from various sources including underwriting fees and litigation settlements.

Other Income (Losses), Net

Gain on Divestiture and Sale of Investments:

Gain on Divestiture and Sale of Investments is comprised of gains recorded in connection with the divestiture of certain businesses or sale of investments. During the year ended December 31, 2013 the Company recorded a gain of $723.1 million related to the sale of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX (see Note 2—Divestiture). During the year ended December 31, 2012 the Company recorded a $52.5 million one-time gain from the sale of its investment in the London Metals Exchange (“LME”) in December 2012.

Losses on Equity Method Investments

Losses on Equity Method Investments represent our pro rata share of the net losses on investments over which we have significant influence but do not control.

Other Income

Other income is comprised of the gain associated with the NASDAQ OMX earn-out shares and the movements related to the to the mark-to-market and/or hedges on the shares. The earn-out is related to the sale of eSpeed on June 28, 2013. (See Note 2—“Divestiture”).

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

Level 1 measurements – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 measurements – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 measurements – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In determining fair value, the Company separates financial instruments owned and financial instruments sold, but not yet purchased into two categories: cash instruments and derivative contracts.

Cash Instruments – Cash instruments are generally classified within Level 1 or Level 2. The types of instruments generally classified within Level 1 include most U.S. government securities, certain sovereign government obligations, and active listed equities. The Company does not adjust the quoted price for such instruments. The types of instruments generally classified within Level 2 include agency securities, most investment-grade and high-yield corporate bonds, certain sovereign government obligations, money market securities, and less liquid listed equities, state, municipal and provincial obligations.

Derivative Contracts – Derivative contracts can be exchange-traded or OTC. Exchange-traded derivatives typically fall within Level 1 or Level 2 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. The Company generally values exchange-traded derivatives using the closing price of the exchange-traded derivatives. OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

See Note 13—“Fair Value of Financial Assets and Liabilities,” for more information on the fair value of financial assets and liabilities.

Marketable Securities:

Marketable securities are comprised of securities held for investment purposes and are accounted for in accordance with FASB guidance, Accounting for Certain Investments in Debt and Equity Securities. Certain of the Company’s investment securities are classified as available-for-sale and accordingly reported at fair value. Unrealized gains and losses on marketable securities classified as available-for-sale are included as part of “Accumulated other comprehensive income (loss)” in the Company’s consolidated statements of financial condition. When the fair value of an available-for-sale security is lower than its cost, the Company evaluates the security to determine whether the impairment is considered “other-than-temporary.” If the impairment is considered other-than-temporary, the Company records an impairment charge in the Company’s consolidated statements of operations. Certain Marketable securities are classified as trading securities and accordingly are measured at fair value with any changes in fair value recognized currently in earnings and included in Other Income in the Company’s consolidated statements of operations.

Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers:

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent principal transactions for which the stated settlement dates have not yet been reached and principal transactions which have not settled as of their stated settlement dates, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges. Also included are amounts related to open derivative contracts, which are generally executed on behalf of the Company’s customers. A portion of the unsettled principal transactions and open derivative contracts that constitute receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers are with related parties (see Note 14— “Related Party Transactions,” for more information regarding these receivables and payables).

Accrued Commissions Receivable, Net:

The Company has accrued commissions receivable from securities, commodities and real estate brokerage transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $26.3 million and $15.4 million as of December 31, 2014 and 2013, respectively. The allowance is based on management’s estimate and is reviewed periodically based on the facts and circumstances of each outstanding receivable.

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

Acquisition Related Limited Partnerships Units

In connection with certain acquisitions the Company issues limited partnership units as part of the purchase consideration. These units are not eligible for a distribution of earnings. These units are accounted for as either equity or liability awards in accordance with FASB guidance.

Awards classified as liability awards are recorded at fair value on the Company’s consolidated statements of financial condition. The awards that meet the criteria for equity classification are recorded at acquisition date fair value in the Company’s consolidated statements of financial condition.

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

Goodwill and Other Intangible Assets, Net:

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in FASB guidance, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performed impairment evaluations for the years ended December 31, 2014, 2013 and 2012 and concluded that there was no impairment of its goodwill or indefinite-lived intangible assets.

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

The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is no longer subject to United States federal, and non-U.S. income tax examination by tax authorities for the years prior to 2011, and no longer subject to state and local income tax examination by tax authorities for the years prior to 2009.

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

Financial Services

On February 14, 2014, the Company acquired select assets and liabilities of Heat Energy Group, LLC (“HEAT”), an independent over-the-counter energy brokerage company focused on the regional term power markets and natural gas swaps. HEAT specializes in electricity and power brokerage and has offices in New York, New Jersey and Florida.

On May 9, 2014, the Company acquired Remate Lince, a leading Mexican inter-dealer broker, which specializes in interest rate derivatives and bond brokerage. Remate Lince is headquartered in Mexico City and has operations in New York.

On December 12, 2014, the Company acquired UK assets and subsidiaries of RP Martin Group, an Europe based brokerage of forward foreign exchange and fixed income products. RP Martin is headquartered in the UK and also has international offices in Amsterdam and Stockholm. BGC has an option to acquire the businesses and assets of RP Martin in Sweden and the Netherlands in 2015, subject to regulatory approvals and certain closing conditions.

The total consideration for acquisitions during the year ended December 31, 2014, within the Financial Services segment was approximately $50.5 million, comprised of cash, shares of BGCP Class A common stock and BGC Holdings limited partnership units. The total consideration included contingent consideration of approximately 0.3 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $2.7 million), 1.3 million limited partnership units (with an acquisition date fair value of approximately $6.2 million) and $1.7 million in cash that may be issued contingent on certain targets being met through 2017. The excess of total consideration over the fair value of the total net assets acquired has been recorded to goodwill of approximately $45.0 million, excluding any measurement period and cumulative transaction adjustments, and was allocated to the Company’s Financial Services segment.

Real Estate Services

On August 13, 2014 the Company completed the acquisition of Cornish & Carey Commercial (“Cornish & Carey”). Cornish & Carey is the leading commercial real estate services company in the Bay Area and Silicon Valley markets in Northern California.

In December 2014 the Company completed the acquisition of certain entities of Apartment Realty Advisors (“ARA”) and its members. ARA is the nation’s largest privately held, full service investment brokerage network, focusing exclusively on the multi-housing industry.

The total consideration for acquisitions during the year ended December 31, 2014, within the Real Estate Services segment was approximately $201.9 million, comprised of cash, shares of BGCP Class A common stock and BGC Holdings limited partnership units. The total consideration included contingent consideration of approximately 1.7 million restricted shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $13.1 million), 3.6 million limited partnership units (with an acquisition date fair value of approximately $28.0 million) and $32.3 million in cash that may be issued contingent on certain targets being met through 2018. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $180.6 million, excluding any measurement period and cumulative transaction adjustments, and was allocated to the Company’s Real Estate Services segment.

The results of operations of the Company’s acquisitions have been included in the Company’s consolidated financial statements subsequent to their respective dates of acquisition. The Company has made a preliminary allocation of the consideration to the assets acquired and liabilities assumed as of the acquisition date, and expects to finalize its analysis with respect to acquisitions within the first year after the completion of the transaction. Therefore, adjustments to preliminary allocations may occur.

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

The Company’s earnings for the years ended December 31, 2014, 2013 and 2012 were allocated as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income available to common stockholders	$4,135	$70,924	$23,864
Allocation of income (loss) to limited partnership interests in BGC Holdings	$(1,371)	$164,221	$21,188

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Basic earnings per share:
Net income available to common stockholders	$4,135	70,924	$23,864

Basic weighted-average shares of common stock outstanding	220,697	193,694	144,886

Basic earnings per share	$0.02	$0.37	$0.16

Fully diluted EPS is calculated utilizing net income available for common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on the Convertible Notes, if applicable (see Note 18—“Notes Payable, Collateralized and Short-Term Borrowings”), and expense related to dividend equivalents for certain RSUs, if applicable, as the numerator. The denominator is comprised of the Company’s weighted-average outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of common stock, including Convertible Notes, stock options and RSUs. Except for the Preferred Units, the limited partnership interests generally are potentially exchangeable into shares of Class A common stock and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Fully diluted earnings per share:
Net income available to common stockholders	$4,135	$70,924	$23,864
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	1,555	25,912	22,161
Interest expense on convertible notes, net of tax	—	—	—
Dividend equivalent expense on RSUs, net of tax	2	15	217

Net income for fully diluted shares	$5,692	$96,851	$46,242

Weighted-average shares:
Common stock outstanding	220,697	193,694	144,886
Limited partnership interests in BGC Holdings	106,047	70,432	134,935
RSUs (Treasury stock method)	775	413	581
Other	936	809	407

Fully diluted weighted-average shares of common stock outstanding	328,455	265,348	280,809

Fully diluted earnings per share	$0.02	$0.36	$0.16

For the years ended December 31, 2014, 2013 and 2012, respectively, approximately 44.4 million, 103.3 million and 49.0 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2014 included, on a weighted-average basis, 40.1 million shares underlying Convertible Notes and 4.3 million other securities or other contracts to issue shares of common stock

Additionally, as of December 31, 2014, 2013 and 2012, respectively, approximately 10.9 million, 4.7 million and 5.1 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

7.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	2013
Shares outstanding at beginning of period	181,583,001	123,913,759
Share issuances:
Exchanges of limited partnership interests[1]	14,597,544	55,953,246
Vesting of restricted stock units (RSUs)	987,831	909,407
Acquisitions[2]	1,912,630	2,799,604
Other issuances of Class A common stock[3]	47,896	1,053,842
Treasury stock repurchases	(14,020,586)	(3,046,857)

Shares outstanding at end of period	185,108,316	181,583,001

[1]	The issuance related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
[2]	During the year ended December 31, 2013, an aggregate of 123,374 of these shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act.
[3]	During the year ended December 31, 2013, the Company issued and donated an aggregate of 1,000,000 shares of Class A common stock to the Relief Fund in connection with the Company’s annual Charity Day.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the years ended December 31, 2014 and 2013. As of December 31, 2014 and 2013 the Company’s Class B common stock outstanding was 34,848,107.

Controlled Equity Offering

The Company has entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“CF&Co”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its controlled equity offering sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this Agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of December 31, 2014, the Company has sold 19,581,385 shares of Class A common stock under this Agreement.

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On July 30, 2014, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $250 million. As of December 31, 2014, the Company had approximately $145.8 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents unit redemption and share repurchase activity for the year ended December 31, 2014:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1]
January 1, 2014 – March 31, 2014	2,369,681	$6.35
April 1, 2014 – June 30, 2014	2,055,942	6.89
July 1, 2014 – September 30, 2014	7,024,702	7.58
October 1, 2014 – December 31, 2014	2,795,523	8.09

Total Redemptions	14,245,848	7.38
Repurchases[2]
January 1, 2014 – March 31, 2014	2,883,418	$6.64
April 1, 2014 – June 30, 2014	3,982,825	7.17
July 1, 2014 – September 30, 2014	3,675,696	7.71
October 1, 2014 – December 31, 2014	3,088,786	7.85

Total Repurchases	13,630,725	$7.36

Total Redemptions and Repurchases	27,876,573	$7.37	$145,835,541

[1]	During the year ended December 31, 2014, the Company redeemed approximately 10.4 million limited partnership units at an average price of $7.28 per unit and approximately 3.8 million FPUs at an average price of $7.66 per unit. During the year ended December 31, 2013, the Company redeemed approximately 10.4 million limited partnership units at an average price of $5.03 per unit an approximately 1.4 million FPUs at an average price of $4.48 per unit.
[2]	During the year ended December 31, 2014, the Company repurchased approximately 13.6 million shares of its Class A common stock at an aggregate purchase price of approximately $100.3 million for an average price of $7.36 per share. During the year ended December 31, 2013, the Company repurchased approximately 3.0 million shares of its Class A common stock at an aggregate purchase price of approximately $15.5 million for an average price of $5.09 per share.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Balance at beginning of period	$66,918	$78,839
Consolidated net income allocated to FPUs	2,847	7,839
Earnings distributions	(2,968)	(8,863)
Re-allocation of equity due to additional investment by founding/working partners	110	938
FPUs exchanged	(917)	(6,496)
FPUs redeemed	(8,995)	(4,104)
Other	2,506	(1,235)

Balance at end of period	$59,501	$66,918

8.	Securities Owned and Securities Sold, Not Yet Purchased

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $32.5 million and $33.1 million as of December 31, 2014 and December 31, 2013, respectively. There were no securities sold, not yet purchased as of December 31, 2014. Total securities sold, not yet purchased was $2.0 million as of December 31, 2013. (For additional information, see Note 13—“Fair Value of Financial Assets and Financial Liabilities”).

9.	Securities Borrowed

Securities borrowed transactions are recorded at the contractual amount for which the securities will be returned plus accrued interest. As of December 31, 2014, the Company entered into securities borrowed transactions of $62.7 million to cover failed trades. All securities borrowed transactions as of December 31, 2014 have subsequently settled at the contracted amounts. As of December 31, 2013, the Company had not entered into any securities borrowed transactions.

10.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $144.7 million and $45.0 million as of December 31, 2014 and December 31, 2013, respectively.

As of December 31, 2014 and December 31, 2013, $97.5 million and $5.5 million, respectively, related to securities classified as available-for-sale and accordingly are recorded at fair value. Unrealized gains or losses on marketable securities classified as available-for-sale are included as part of “Accumulated other comprehensive loss” in the Company’s consolidated statements of financial condition. The remaining balance is comprised of trading securities which are measured at fair value, with any changes in fair value recognized currently in “Other income” in the Company’s consolidated statements of operations.

As of December 31, 2014 Marketable Securities included $93.1 million in fair value of GFI Group Inc. (“GFI”) common stock (initial cost of $75.1 million). On February 26, 2015 the Company completed a Tender Offer to acquire GFI (see Note 25—“Subsequent Events”). These GFI securities are classified as available-for-sale and accounted for as described above.

Marketable securities also include $47.2 million of NASDAQ OMX common stock received in connection with the earn-out from the sale of eSpeed (see Note 2—“Divestiture”). These shares of NASDAQ OMX common stock are classified as trading securities and accordingly measured at fair value, with any changes in fair value recognized currently in earnings and included in “Other income” in the Company’s consolidated statements of operations. From time to time the company has entered into hedging transactions using derivative contracts to minimize the effect of price changes of the Company’s NASDAQ OMX shares (see Note 12—“Derivatives”).

11.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter into to minimize the effect of price changes of the Company’s NASDAQ OMX shares (see Note 12—“Derivatives”). As of December 31, 2014 and 2013, receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$559,142	$287,429
Cash and cash equivalents held at clearing organizations	60,300	46,684
Other receivables from broker-dealers and customers	16,927	12,204
Net pending trades	884	1,964
Open derivative contracts	3,508	1,634

Total	$640,761	$349,915

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$552,790	$226,095
Payables to clearing organizations	79,848	62,976
Other payables to broker-dealers and customers	13,378	12,627
Open derivative contracts	153	1,851

Total	$646,169	$303,549

A portion of these receivables and payables are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of December 31, 2014 have subsequently settled at the contracted amounts.

12.	Derivatives

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$410	$—	$445	$—
Foreign exchange swaps	3,098	153	501	926
Equity options	—	—	688	925

Total	$3,508	$153	$1,634	$1,851

The notional amounts of these derivative contracts at December 31, 2014 and December 31, 2013 were $252.8 million and $344.9 million, respectively. The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. All of the Company’s foreign exchange swaps are with Cantor. See Note 14—Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position at December 31, 2014 was $3.5 million.

The change in fair value of interest rate swaps and foreign exchange swaps is reported as part of “Principal transactions” in the Company’s consolidated statements of operations, and the change in fair value of equity options related to the NASDAQ OMX hedges is included as part of “Other income” in the Company’s consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
Derivative contract	2014	2013	2012
Interest rate swaps	$105	$22	$126
Equity options	2,045	(25)	—
Foreign exchange swaps	(264)	(126)	114

Gain (loss)	$1,886	$(129)	$240

As described in Note 18—“Notes Payable, Collateralized and Short-Term Borrowings,” on July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”) containing an embedded conversion feature. The conversion feature meets the requirements to be accounted for as an equity instrument, and the Company classifies the conversion feature within “Additional paid-in capital” in the Company’s consolidated statements of financial condition. At the issuance of the 4.50% Convertible Notes, the embedded conversion feature was measured at approximately $19.0 million on a pre-tax basis ($16.1 million net of taxes and issuance costs) as the difference between the proceeds received and the fair value of a similar liability without the conversion feature and is not subsequently remeasured.

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

13.	Fair Value of Financial Assets and Liabilities

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

Level 1 measurements – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 measurements – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 measurements – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at December 31, 2014 and December 31, 2013 (in thousands):

	Assets at Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,508	$—	$—	$—	$32,508
Marketable securities	144,719	—	—	—	144,719
Interest rate swaps	—	410	—	—	410
Foreign exchange swaps	—	3,098	—	—	3,098

Total	$177,227	$3,508	$—	$—	$180,735

	Liabilities at Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$153	$—	$—	153

Total	$—	$153	$—	$—	$153

	Assets at Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,027	$—	$—	$—	$32,027
Marketable securities	45,002	—	—	—	45,002
Interest rate swaps	—	445	—	—	445
Foreign exchange swaps	—	501	—	—	501
Equity options	688	—	—	—	688
Securities owned – Equities	1,092	—	—	—	1,092

Total	$78,809	$946	$—	$—	$79,755

	Liabilities at Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$926	$—	$—	$926
Equity options	925	—	—	—	925
Securities sold, not yet purchased – Equities	2,031	—	—	—	2,031

Total	$2,956	$926	$—	$—	$3,882

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset		Net Amount
				Financial Instruments	Cash Collateral Received
Assets
Interest rate swaps	$547	$137	$410	$—	$—	$410
Foreign exchange swaps	3,144	46	3,098	—	—	3,098

Total	$3,691	183	$3,508	$—	$—	$3,508

Liabilities
Interest rate swaps	$137	$137	$—	$—	$—	$—
Foreign exchange swaps	199	46	153	—	—	153

Total	$336	$183	$153	$—	$—	$153

	December 31, 2013
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset		Net Amount
				Financial Instruments	Cash Collateral Received
Assets
Interest rate swaps	$639	$194	$445	$—	$—	$445
Foreign exchange swaps	568	67	501	—	—	501
Equity options	688	—	688	—	—	688

Total	$1,895	261	$1,634	$—	$—	$1,634

Liabilities
Interest rate swaps	$194	$194	$—	$—	$—	$—
Foreign exchange swaps	993	67	926	—	—	926
Equity options	925	—	925	—	—	925

Total	$2,112	$261	$1,851	$—	$—	$1,851

All of the Company’s foreign exchange swaps are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these transactions.

14.	Related Party Transactions

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

The Company, together with other leading financial institutions, formed ELX Futures L.P. (“ELX”), a limited partnership that has established a fully electronic futures exchange. Prior to consolidating ELX, the Company accounted for ELX under the equity method of accounting (see Note 15—“Investments” for more details). Effective December 23, 2014, the Company consolidated ELX in its consolidated financial statements. The Company has entered into a technology services agreement with ELX pursuant to which the Company provided software technology licenses, monthly maintenance support and other technology services as requested by ELX. As part of the sale of eSpeed, the Company sold the technology services agreement with ELX to NASDAQ OMX. In addition, in connection with the sale of eSpeed (see Note 2—“Divestiture”), the Company has guaranteed all payment obligations of ELX through December 31, 2014 under the Amended and Restated Technology Services Agreement, dated as of March 28, 2012, by and between eSpeed Technology Services L.P. and ELX.

For the years ended December 31, 2014, 2013, and 2012, the Company recognized related party revenues of $28.4 million, $41.1 million, and $53.2 million, respectively, for the services provided to Cantor and ELX. These revenues are included as part of “Fees from related parties” in the Company’s consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the years ended December 31, 2014, 2013 and 2012, the Company was charged $34.3 million, $32.7 million and $35.3 million, respectively, for the services provided by Cantor and its affiliates, of which $22.2 million, $23.3 million and $23.5 million, respectively, were to cover compensation to leased employees for the years ended December 31, 2014, 2013 and 2012. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

For the years ended December 31, 2014, 2013 and 2012, Cantor’s share of the net profit in Tower Bridge was $2.5 million, $0.1 million and $2.1 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition.

Equity Method Investment

On June 3, 2014, the Company’s Board of Directors and Audit Committee authorized the purchase of 1,000 Class B Units of LFI Holdings, LLC (“LFI”,) a wholly owned subsidiary of Cantor, representing 10% of the issued and outstanding Class B Units of LFI after giving effect to the transaction. On the same day, the Company completed the acquisition for $6,500,000 and was granted an option to purchase an additional 1,000 Class B Units of LFI for an additional $6,500,000. LFI is a limited liability corporation headquartered in New York which is a technology infrastructure provider tailored to the financial sector. The Company accounts for the acquisition using the equity method.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2014 and 2013, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the years ended December 31, 2014, 2013 and 2012, the Company recognized its share of foreign exchange gains of $934 thousand, losses of $346 thousand and gains of $47 thousand, respectively. These gains and losses are included as part of “Other expenses” in the Company’s consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2014 and 2013, respectively, the Company had $125 million and $250 million invested in the program, which is recorded in “Cash and cash equivalents” in the Company’s consolidated statements of financial condition.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of our equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition. As of December 31, 2014 and 2013, the Company had receivables from Freedom International Brokerage of $3.4 million and $2.6 million, respectively. As of December 31, 2014 and 2013, the Company had $3.1 million and $0.5 million, respectively, in receivables from Cantor related to open derivative contracts. As of December 31, 2014 and 2013, the Company had $0.2 million and $0.9 million, respectively, in payables to Cantor related to open derivative contracts.

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

At the end of the second quarter of 2013, the Company commenced a Global Partnership Restructuring Program to provide retention incentives and to allow the Company to take advantage of certain tax efficiencies (“Global Partnership Restructuring Program”). Under the program, certain BGC Holdings limited partnership units were redeemed or exchanged for restricted stock. Due to the net redemption/exchange of the limited partnership units described above, the Company determined that the collectability of a portion of the employee loan balances were not expected and, therefore, the Company recognized a reserve in the amount of approximately $160.5 million. As of December 31, 2014 and 2013, the aggregate reserve recorded related to employee loans, including a gross up for taxes, was $179.1 million and $179.5 million, respectively. The compensation expense related to this reserve is included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations for the year ended December 31, 2013.

As of December 31, 2014 and 2013, the aggregate balance of employee loans, net of reserve, was $130.8 million and $142.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the years ended December 31, 2014, 2013 and 2012 was $25.7 million, $195.0 million and $35.6 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $13.1 million for each year ended December 31, 2014, 2013 and 2012 respectively. See Note 18—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company has entered into controlled equity offering sales agreements with CF&Co, as the Company’s sales agent. For the years ended December 31, 2014, 2013 and 2012, the Company was charged approximately $1.3 million, $0.9 million and $1.7 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. These expenses are included as part of “Professional and consulting fees” in the Company’s consolidated statements of operations.

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

On December 9, 2014 the Company issued an aggregate of $300 million principal amount of 5.375% Senior Notes due in 2019 (“the 5.375% Senior Notes”). During the year ended December 31, 2014, the Company recorded $252 thousand in underwriting or advisory fees payable to CF&Co and $18 thousand to Castle Oak related to these Senior Notes. These fees were recorded as debt issuance costs and are amortized over the term of the notes. During the year ended December 31, 2013, the Company paid underwriting or advisory fees of $7.4 million to CF&Co, which were included as a reduction of “Gain on divestiture and sale of investments” in the Company’s statements of operations. During the year ended December 31, 2012 the Company paid underwriting fees of approximately $0.2 million to CF&Co. This fee was recorded as interest expense over the term of the notes. In addition, during the year ended December 31, 2012, the Company paid advisory fees to CF&Co. of $1.0 million. These fees were recorded as part of “Professional and consulting fees” in the Company’s consolidated statements of operations.

Under rules adopted by the Commodity Futures Trading Commission (“CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s European-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement. There have been no payments made pursuant to this arrangement.

Transactions with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized the Company to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with the Company’s acquisition and other business strategies in commercial real estate and other businesses. Such services are provided at fees not to exceed the fully-allocated cost of such services plus 10%. In connection with this agreement, the Company did not recognize any expense for the year ended December 31, 2014 and recognized $0.3 million of expense for the year ended December 31, 2013. This expense was recorded as part of “Professional and consulting fees” in the Company’s consolidated statements of operations. The Company did not have any fees in connection with this agreement for the year ended December 31, 2012.

The Company also has a referral agreement in place with CCRE, in which brokers are incentivized to refer business to CCRE through a revenue-share arrangement. In connection with this revenue-share agreement, the Company recognized revenues of $1.2 million, $1.5 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. This revenue was recorded as part of “Commissions” in the Company’s consolidated statements of operations.

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

On July 21, 2014, the Company issued exchange rights with respect to, and Cantor purchased, an aggregate of 3,142,257 exchangeable limited partnership units in BGC Holdings consisting of (i) 1,371,058 such units in connection with the redemption by BGC Holdings of an aggregate of 1,371,058 non-exchangeable founding partner units from former Cantor partners who were former founding partners of BGC Holdings, and (ii) 1,771,199 such units in connection with the grant of exchangeability to 1,771,199 units held by former Cantor partners who were former founding partners of BGC Holdings. Such exchangeable limited partnership units were exchangeable by Cantor at any time on a one-for-one basis for shares of common stock of the Company. The aggregate net purchase price paid by Cantor for such units was $10.6 million. Immediately after Cantor’s purchases of such exchangeable limited partnership units, also on July 21, 2014, the Company purchased from Cantor an aggregate of 5 million units and shares, consisting of (i) all of such 3,142,257 units and (ii) 1,857,743 previously owned shares of the Company’s Class A common stock, for $38.7 million based on the closing price per share of the Class A common stock on the date of such purchases.

During the year ended December 31, 2013, Cantor did not purchase any exchangeable limited partnership interests from BGC Holdings.

As of December 31, 2014, there were 732,226 non-exchangeable FPUs remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

During the year ended December 31, 2012, the Company repurchased 41,523 shared of Class A common stock, at an average price of $7.66 per share, from Mr. Merkel and certain family trusts.

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

In addition, in connection with the foregoing, Messrs. Lynn, Windeatt and Sadler received an aggregate of 283,206 newly-issued BGC Holdings limited partnership units (equivalent to 9.75% of their non-exchangeable units that were redeemed in the above transactions). Upon any sale or other transfer by such executive officers of shares of restricted stock, a proportional number of these limited partnership units will be redeemed for zero by BGC Holdings. These units are not exchangeable into shares of Class A common stock.

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

On May 9, 2014, the Compensation Committee authorized the grant of 4 million NPSUs to Mr. Lutnick and 1 million NPSUs to Mr. Merkel. The NPSUs granted to Mr. Lutnick will vest ratably on January 1 of each year beginning January 1, 2015 and ending January 1, 2018, such that an equal number of NPSUs will vest and automatically be converted into an equivalent number of limited partnership units on each vesting date. The NPSUs granted to Mr. Merkel will vest ratably on January 1 of each year beginning January 1, 2015 and ending January 1, 2021, such that an equal number of NPSUs will vest and automatically be converted into an equivalent number of limited partnership units on each vesting date. Exchange rights with respect to any non-exchangeable limited partnership units will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, which may include the Compensation Committee’s exercise of discretion to reduce or withhold any such awards.

Transactions with Relief Fund

During the year ended December 31, 2013, the Company issued and donated an aggregate of 1,000,000 shares of Class A common stock to The Cantor Fitzgerald Relief Fund (the “Relief Fund”) in connection with the Company’s annual Charity Day.

During the year ended December 31, 2013, the Company also committed to make charitable contributions to the Relief Fund in the amount of $25.0 million, which the Company recorded in “Other expenses” in the Company’s consolidated statements of operations for the year ended December 31, 2013. As of December 31, 2014 the remaining liability associated with this commitment was $16.6 million which is included in “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets, of up to $11.6 million in the aggregate; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the years ended December 31, 2014, and 2013, the Company made $0.9 million and $1.7 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s consolidated statements of financial condition.

The Company has also entered into a Subordinated Loan Agreement with Aqua, whereby the Company agreed to lend Aqua the principal sum of $980 thousand. The scheduled maturity date on the subordinated loan is September 1, 2017, and the current rate of interest on the loan is three month LIBOR plus 600 basis points. The loan to Aqua is recorded as part of “Receivables from related parties” in the Company’s consolidated statements of financial condition.

15.	Investments

Equity Method Investments

(in thousands)	Percent Ownership[1]	December 31, 2014	December 31, 2013
ELX	—	—	$6,469
Freedom International Brokerage	45%	7,833	8,370
China Credit BGC Money Broking Company Limited	33%	3,002	2,004
LFI	10%	5,847	—
Aqua	49%	710	860

Equity method investments		$17,392	$17,703

[1]	Represents the Company’s voting interest in the equity method investment as of December 31, 2014.

The Company’s share of losses related to its equity method investments was $8.6 million, $9.5 million and $11.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s share of the losses is reflected in “Losses on equity method investments” in the Company’s consolidated statements of operations.

In June 2013, the Company acquired a controlling interest in an entity that had previously been accounted for using the equity method. This transaction resulted in the consolidation of the entity in the Company’s consolidated financial statements. In June 2014, the Company acquired a 10% interest in a limited liability corporation (see Note 14—“Related Party Transactions”) for more information.

On December 23, 2014, ELX, which had previously been accounted for using the equity method, was consolidated into the Company’s financial statements.

Summarized condensed financial information for the Company’s equity method investments is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Statements of operations:
Total revenues	$49,460	$49,033	$41,104
Total expenses	68,973	64,987	63,826

Net loss	$(19,513)	$(15,954)	$(22,722)

	December 31,
	2014	2013
Statements of financial condition:
Cash and cash equivalents	$15,187	$18,568
Fixed assets, net	3,927	2,440
Other assets	9,712	6,350

Total assets	$28,826	$27,358

Payables to related parties	3,747	6,454
Other liabilities	8,137	9,134
Total equity and partners’ capital	16,942	11,770

Total liabilities, equity and partners’ capital	$28,826	$27,358

See Note 14—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s consolidated financial statements.

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of December 31, 2014 and 2013. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	December 31, 2014		December 31, 2013
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$710	$1,690	$7,329	$24,309

[1]	The Company has entered into a subordinated loan agreement with a VIE (Aqua), whereby the Company agreed to lend the principal sum of $980 thousand. As of December 31, 2014, the Company’s maximum exposure to loss with respect to its VIEs is the sum of its equity investment in Aqua and the $980 thousand subordinated loan.

16.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Computer and communications equipment	$151,808	$156,835
Software, including software development costs	103,872	109,453
Leasehold improvements and other fixed assets	105,389	113,012

	361,069	379,300
Less: accumulated depreciation and amortization	249,049	251,685

Fixed assets, net	$112,020	$127,615

Depreciation expense was $29.1 million, $32.7 million and $36.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

The Company has approximately $4.1 million of asset retirement obligations related to certain of its leasehold improvements. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the years ended December 31, 2014, 2013 and 2012, software development costs totaling $12.7 million, $15.0 million and $14.0 million, respectively, were capitalized. Amortization of software development costs totaled $11.4 million, $9.0 million and $11.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

Impairment charges of $4.2 million, $6.1 million and $1.3 million were recorded for the years ended December 31, 2014, 2013 and 2012, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s consolidated statements of operations.

As a result of the sale of eSpeed, the Company sold fixed assets with a carrying value of approximately $13.5 million (see Note 2—“Divestiture”).

17.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2012	$85,005	$79,869	$164,874
Acquisitions	1,296	—	1,296
Other	(83)	(1,693)	(1,776)
Cumulative translation adjustment	(1,055)	—	(1,055)

Balance at December 31, 2013	$85,163	$78,176	$163,339
Acquisitions	51,952	180,588	232,540
Other	223	(1,092)	(869)
Cumulative translation adjustment	(2,440)	—	(2,440)

Balance at December 31, 2014	$134,898	$257,672	$392,570

During the year ended December 31, 2014, the Company recognized additional goodwill of approximately $52 million and $180.6 million, which was allocated to the Company’s Financial Services segment and the Company’s Real Estate Services segment, respectively.

During the year ended December 31, 2014, the Company recognized measurement period adjustments of approximately $0.2 million relating to Financial Services, and $(1.1) million for Real Estate Services. During the year ended December 31, 2013, the Company recognized measurement period adjustments of approximately $1.7 million and $0.1 million relating to Real Estate Services and Financial Services, respectively. The Company considers the adjustments insignificant to its consolidated financial statements and accordingly the Company’s consolidated statements of financial position at December 31, 2012 were not retrospectively adjusted.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets. The Company completed its annual goodwill impairment testing during the fourth quarter of 2014, which did not result in any goodwill impairment.

Other intangible assets consisted of the following (in thousands):

	December 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,554	$6,336	$1,218	2.3
Acquired intangibles	28,004	14,815	13,189	2.1
Noncompete agreements	1,790	1,436	354	0.8
All other	2,182	1,148	1,034	4.2

Total definite life intangible assets	39,530	23,735	15,795	2.2
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$51,715	$23,735	$27,980	2.2

	December 31, 2013
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,006	$5,594	$1,412	2.4
Acquired intangibles	14,474	12,081	2,393	3.1
Noncompete agreements	1,790	988	802	1.8
All other	2,443	1,055	1,388	5.2

Total definite life intangible assets	25,713	19,718	5,995	3.2
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$37,898	$19,718	$18,180	3.2

Intangible amortization expense was $4.2 million, $5.5 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s consolidated statements of operations.

The estimated future amortization expense of definite life intangible assets as of December 31, 2014 is as follows (in millions):

2015	$9.1
2016	3.8
2017	2.4
2018	0.4
2019	0.1
2020 and thereafter	—

Total	$15.8

18.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
8.75% Convertible Notes	$150,000	$150,000
4.50% Convertible Notes	152,527	147,870
8.125% Senior Notes	109,022	108,904
5.375% Senior Notes	295,151	—
Collateralized borrowings	—	1,582

Total	$706,700	$408,356

The Company’s Convertible Notes and Senior Notes are recorded at amortized cost. As of December 31, 2014 and 2013 the carrying amounts and estimated fair values of the Company’s Convertible Notes and Senior Notes were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% Convertible Notes	$150,000	$220,213	$150,000	$177,101
4.50% Convertible Notes	152,527	170,800	147,870	167,600
8.125% Senior Notes	109,022	123,075	108,904	116,460
5.375% Senior Notes	295,151	295,500	—	—

Total	$706,700	$809,588	$406,774	$461,161

The fair value of the 8.75% Convertible Notes was estimated based on a jump-diffusion convertible pricing model, which among other inputs incorporates the scheduled coupon and principal payments, the conversion feature inherent in the 8.75% Convertible Notes, the Company’s Class A common stock price and a stock price volatility assumption. The stock price volatility assumptions are based on the historic volatility of the Company’s Class A common stock. The fair value measurements of the 8.75% Convertible Notes are based on significant inputs observable in the market and are considered Level 2 within the fair value hierarchy. The fair values of the Senior Notes and 4.50% Convertible Notes were determined using observable market prices as these securities are traded and are considered Level 1 and Level 2, respectively, within the fair value hierarchy, based on whether they are deemed to be actively traded.

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and were convertible into 24.0 million shares of Class A common stock as of December 31, 2014. The 8.75% Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 8.75% Convertible Notes of $13.1 million for each year ended December 31, 2014, 2013 and 2012 respectively.

As of December 31, 2014, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 159.9374 shares of Class A common stock per $1,000 principal amount of notes, subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016. The 4.50% Convertible Notes are general senior unsecured obligations of the Company. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $11.9 million, $11.7 million and $11.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. Upon conversion, the Company will pay or deliver cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. As of December 31, 2014, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.62 as of December 31, 2014, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $13.27 per share as of December 31, 2014. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 15.1 million shares of BGC’s Class A common stock as of December 31, 2014, subject to adjustment in certain circumstances.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Principal amount of debt component	$160,000	$160,000	$150,000	$150,000
Unamortized discount	(7,473)	(12,130)	—	—
Carrying amount of debt component	152,527	147,870	150,000	150,000
Equity component	18,972	18,972	—	—
Effective interest rate	7.61%	7.61%	8.75%	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016	4/15/2015	4/15/2015
Conversion price	$9.84	$9.84	$6.25	$6.32
Number of shares to be delivered upon conversion	16,260,160	16,260,160	23,990,604	23,738,219
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—	$69,514	$—

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the year ended		For the year ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Coupon interest	$7,200	$7,200	$13,125	$13,125
Amortization of discount	4,659	4,516	—	—

Total interest expense	$11,859	$11,716	$13,125	$13,125

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $9.3 million, $9.3 million and $4.8 million the years ended December 31, 2014, 2013 and 2012, respectively.

5.375% Senior Notes

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes due 2019 (“the 5.375% Senior Notes”). The 5.375% Senior Notes are general senior unsecured obligations of the Company. These Senior Notes bear interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes will be subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the Indenture. The 5.375% Senior Notes will mature on December 9, 2019. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $1.0 million for the year ended December 31, 2014. There was no interest expense related to the 5.375% Senior Notes for the years ended December 31, 2013 and 2012.

Collateralized Borrowings

Secured loan arrangements

On various dates beginning in 2009 and most recently in December 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets as security for loans. The secured loan arrangements had fixed rates between 2.62% and 8.09% per annum and were repayable in consecutive monthly installments with the final payments due in December 2016. During the year ended December 31, 2014, the Company prepaid $1.5 million related to the secured loan arrangements; therefore, the Company did not have any secured loan arrangements outstanding as of December 31, 2014. The outstanding balance of the secured loan arrangements was $1.6 million as of December 31, 2013. The value of the fixed assets pledged was $1.5 million as of December 31, 2013. The Company recorded interest expense related to the secured loan arrangements of $4 thousand, $1.6 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

During the year ended December 31, 2013, the Company terminated the leases and prepaid the outstanding balance of $7.2 million. Because the leases were terminated during the year ended December 31, 2013, the Company had no outstanding balance or fixed assets related to the leases as of December 31, 2013 nor December 31, 2014. The Company recorded interest expense of $0.7 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively.

Credit Agreement

On June 23, 2011, the Company entered into a credit agreement with a bank syndicate (the “Credit Agreement”) which provided for up to $130.0 million of unsecured revolving credit through October 23, 2013. The Credit Agreement matured on October 23, 2013, with no borrowings outstanding.

The Company did not record any interest expense related to the Credit Agreement for the year ended December 31, 2014. The Company recorded interest expense related to the Credit Agreement of $0.4 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively.

19.	Compensation

The Company’s Compensation Committee may grant various equity-based awards, including restricted stock units, restricted stock, stock options, limited partnership units and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units and FPUs. A maximum of 300 million shares of the Company’s Class A common stock are authorized to be delivered or cash settled pursuant to awards granted. As of December 31, 2014, the limit on the aggregate number of shares authorized to be delivered allows for the grant of future awards relating to 145.4 million shares. Upon vesting of RSUs, issuance of restricted stock or exercise of employee stock options, the Company generally issues new shares of the Company’s Class A common stock.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units

Balance at December 31, 2011	45,814,354
Granted	41,691,703
Redeemed/exchanged units	(17,478,541)
Forfeited units	(1,547,419)

Balance at December 31, 2012	68,480,097
Granted	50,908,986
Redeemed/exchanged units	(88,181,354)
Forfeited units	—

Balance at December 31, 2013	31,207,729
Granted	42,416,871
Redeemed/exchanged units	(19,193,901)
Forfeited units	(868,709)

Balance at December 31, 2014	53,561,990

During the years ended December 31, 2014, 2013 and 2012, the Company granted exchangeability on 18.0 million, 9.8 million and 24.3 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $126.5 million, $57.0 million and $127.1 million, respectively.

As of December 31, 2014, 2013 and 2012, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 2.0 million, 1.9 million, and 6.4 million, respectively.

As of December 31, 2014 and 2013, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $68.8 million and $31.7 million, respectively. As of December 31, 2014 and December 31, 2013, the aggregate estimated fair value of these limited partnership units was $11.8 million and $5.5 million. The number of outstanding limited partnership units with a post-termination pay-out as of December 31, 2014 and 2013 was 9.8 million and 5.9 million, respectively, of which 6.9 million and 4.1 million were unvested.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of December 31, 2014 and 2013 the aggregate estimated fair value of these acquisitions related to limited partnership units was $24.2 million and $11.0 million respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to these limited partnership units that were not redeemed of $6.5 million, $4.6 million and $6.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in Compensation and employee benefits in the Company’s consolidated statements of operations.

The limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $10.1 million, $62.6 million and $13.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2011	2,721,820	$5.96	1.76
Granted	1,729,894	5.24
Delivered units	(1,625,014)	5.24
Forfeited units	(217,969)	5.74

Balance at December 31, 2012	2,608,731	$5.94	1.83
Granted	1,543,183	3.18
Delivered units	(1,038,937)	6.09
Forfeited units	(288,375)	4.56

Balance at December 31, 2013	2,824,602	$4.51	1.79
Granted	995,771	5.86
Delivered units	(1,288,758)	5.11
Forfeited units	(390,683)	4.94

Balance at December 31, 2014	2,140,932	$4.70	1.74

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

During the years ended December 31, 2014, 2013 and 2012, the Company granted 1.0 million, 1.5 million and 1.7 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $5.8 million, $4.9 million and $9.1 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the years ended December 31, 2014, 2013 and 2012, the Company withheld shares valued at $1.2 million, $1.2 million and $2.3 million, respectively, to pay taxes due at the time of vesting.

As of December 31, 2014 and 2013, the aggregate estimated grant date fair value of outstanding RSUs was approximately $10.1 million and $12.7 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $4.6 million, $5.8 million and $7.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was approximately $9.7 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

At the end of the second quarter of 2013, pursuant to the Global Partnership Restructuring Program the Company granted approximately 44 million shares of the Company’s Class A common stock, of which approximately 41 million were restricted shares. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. Because the restricted stock was not subject to continued employment or service, the grant-date fair value of the restricted stock was expensed on the date of grant. During the year ended December 31, 2013, the Company incurred non-cash, non-dilutive compensation charges of $304.1 million related to the redemption/exchange of partnership units and issuance of restricted shares, which was included in “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

The restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the lengths of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. During the years ended December 31, 2014 and 2013, the Company released the restrictions with respect to approximately 11.8 million and 5.9 million of such shares, respectively.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	8,256,066	$14.07	2.9	$—
Granted	—	—
Exercised options	—
Forfeited options	(1,805,135)	13.92

Balance at December 31, 2012	6,450,931	$14.11	2.4	$—
Granted	—	—
Exercised options	—
Forfeited options	(1,959,693)	20.23

Balance at December 31, 2013	4,491,238	$11.60	2.0	$—
Granted	—	—
Exercised options	—	—
Forfeited options	(2,307,000)	13.50

Balance at December 31, 2014	2,184,238	$9.66	2.3	$—

Options exercisable at December 31, 2014	2,184,238	$9.66	2.3	$—

The Company did not grant any stock options during the years ended December 31, 2014, 2013 and 2012. There were no stock options exercised during the years ended December 31, 2014, 2013 and 2012.

The Company did not record any compensation expense related to stock options for the years ended December 31, 2014, 2013 or 2012, as all of these options had vested in prior years. As of December 31, 2014, all of the outstanding options are exercisable and the compensation expense related to stock options was fully recognized.

The following table provides further details relating to the Company’s stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted-Average Exercise Price
$6.91—$ 8.73	296,000	$8.23	1.5	296,000	$8.23
$8.74—$15.40	1,888,238	9.89	2.5	1,888,238	9.89

Total	2,184,238	$9.66	2.3	2,184,238	$9.66

20.	Commitments, Contingencies and Guarantees

Contractual Obligations and Commitments

The following table summarizes certain of the Company’s contractual obligations at December 31, 2014 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases[1]	$260,028	$49,542	$73,887	$48,620	$87,979
Notes payable and collateralized borrowings[2]	722,500	150,000	160,000	300,000	112,500
Interest on notes payable[3]	345,574	36,294	54,431	49,591	205,258
Other contractual obligations[4]	16,557	16,557	—	—	—

Total contractual obligations	$1,344,659	$252,393	$288,318	$398,211	$405,737

[1]	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $9.0 million over the life of the agreement.
[2]	Notes payable and collateralized borrowings reflects the issuance of $150.0 million of the 8.75% Convertible Notes, $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of December 31, 2014 was approximately $152.5 million), $112.5 million of the 8.125% Senior Notes (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of December 31, 2014 was approximately $109.0 million) and $300.0 million of the 5.375% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2014 was approximately $295.2 million). See Note 18— “Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
[3]	The $205.3 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.
[4]	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

The Company is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2027. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of December 31, 2014, minimum lease payments under these arrangements are as follows (in thousands):

Net Lease Commitment
2015	$49,542
2016	41,870
2017	32,017
2018	27,535
2019	21,085
2020 and thereafter	87,979

Total	$260,028

The lease obligations shown above are presented net of payments to be received under a non-cancelable sublease. The total amount of sublease payments to be received is approximately $9.0 million over the life of the agreement.

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

The Company also allocates a portion of the rental payments for which it is obligated under non-cancelable operating leases to Cantor and its affiliates. These allocations are based on square footage used (see Note 14—“Related Party Transactions,” for more information).

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $53.2 million, $51.0 million and $50.8 million, respectively. Rent expense is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

In the event the Company anticipates incurring costs under any of its leases that exceed anticipated sublease revenues, it recognizes a loss and records a liability for the present value of the excess lease obligations over the estimated sublease rental income. The liability for future lease payments associated with vacant space, net of anticipated sublease rental income, was approximately $1.9 million and $2.9 million, as of December 31, 2014 and 2013, respectively, and is included as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. The lease liability takes into consideration various assumptions, including prevailing rental rates.

Contingent Payments Related to Acquisitions

During the year ended December 31, 2014, the Company completed acquisitions, whose purchase price included approximately 2.0 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $15.8 million), 4.9 million limited partnership units (with an acquisition date fair value of approximately $34.2 million) and $34.0 million in cash that may be issued contingent on certain targets being met through 2018.

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

As of December 31, 2014, the Company has issued 5.0 million shares of its Class A common stock, 1.2 million of its limited partnership units and $1.2 million in cash related to contingent payments.

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

On August 24, 2009, Tullett Liberty Securities LLC (“Tullett Liberty”) filed a claim with FINRA dispute resolution in New York, New York against BGC Financial, L.P. (“BGC Financial”), an affiliate of BGC Partners, one of BGC Financial’s officers, and certain persons formerly or currently employed by Tullett Liberty subsidiaries. Tullett Liberty thereafter added Tullett Prebon Americas Corp. (“Tullett Americas,” together with Tullett Liberty, the “Tullett Subsidiaries”) as a claimant, and added 35 individual employees, who were formerly employed by the Tullett Subsidiaries, as respondents. In the arbitration, the Tullett Subsidiaries alleged, among other things, that BGC Financial harmed their inter-dealer brokerage business by hiring 79 of their employees, and that BGC Financial aided and abetted various alleged wrongs by the employees, engaged in unfair competition, misappropriated trade secrets and confidential information, tortiously interfered with contract and economic relationships, and violated FINRA Rules of Conduct. The parties stipulated to consolidate the arbitration with five other related arbitrations (FINRA Case Nos. 09-04807, 09-04842, 09-06377, 10-00139 and 10-01265), and FINRA consolidated them. In addition, Tullett filed an action in the Supreme Court, New York County against three of BGC’s executives involved in the recruitment in the New York metropolitan area, but later agreed to discontinue the action in New York state court and add these claims to the arbitration. Tullett and the Company also agreed to join Tullett’s claims against BGC Capital Markets, L.P. (“BGC Capital Markets”) to the arbitration. The parties and FINRA also agreed to consolidate an eighth arbitration filed against the Tullett Subsidiaries by certain of its former brokers now employed by BGC Financial (the eight arbitrations are collectively the “FINRA Arbitrations”).

On July 9, 2014, the panel issued its award. The Tullett Subsidiaries’ claims for punitive damages, as well as their claims against executives of the Company and its subsidiaries, were denied in their entirety. Tullett Subsidiaries were found to have breached their contract with the people who sold them Chapdelaine Corporate Securities & Co. (many of whom now work for BGC) and were ordered to pay those individuals over $6 million in damages. The Tullett Subsidiaries were also found to have wrongly refused to pay compensation and expenses to one of their former employees who now works for BGC, who was awarded over $222,000. BGC Financial and BGC Capital Markets (the “BGC Respondents”) were found solely liable for approximately $13 million in damages. Certain desk heads that moved to the BGC Respondents were found liable for a total of approximately $20 million. BGC paid the awards against the BGC Respondents and the desk heads in full.

On October 22, 2009, Tullett Prebon plc (“Tullett”) filed a complaint in the U.S. District Court for the District of New Jersey against BGC Partners captioned Tullett Prebon plc vs. BGC Partners, Inc. generally involving the same broker move as the FINRA Arbitrations (the “New Jersey Action”), the details of which were previously disclosed by the Company. After some additional pleading and motion practice, on June 18, 2010, the District Court ordered that the New Jersey Action be dismissed with prejudice, and the U.S. Court of Appeals for the Third Judicial Circuit affirmed. Subsequently, Tullett, joined by two subsidiaries, filed a complaint against BGC Partners in New Jersey state court alleging substantially the same claims as the New Jersey Action (the “New Jersey State Action”). The New Jersey State Action also raised claims related to employees who decided to terminate their employment with Tullett and join a BGC Partners affiliate subsequent to the federal complaint. BGC moved to stay the New Jersey State Action and dismiss certain of the claims asserted therein. On November 9, 2011, the court granted BGC Partners’ motion to dismiss Tullett’s claim for “raiding,” but otherwise denied the motions to dismiss and for a stay. Trial of the New Jersey State Action began in September 2014. While the jury was deliberating, this matter was settled together with the cases described in the next paragraph.

On August 10, 2012, the Tullett Subsidiaries commenced a FINRA arbitration against BGC Financial, BGC USA, L.P. (“BGC USA”), another affiliate of BGC Partners, and two employees of BGC Financial who were formerly employed by the Tullett Subsidiaries. The Tullett Subsidiaries alleged, among other things, that BGC Financial and BGC USA aided and abetted various alleged wrongs by the individual respondents, tortiously interfered with these individuals’ employment contracts with Tullett, and violated a FINRA Rule of Conduct. The Tullett Subsidiaries sought compensatory damages of not less than $14 million in salaries, bonuses and other compensation and benefits they paid to the individual respondents, as well as consequential and punitive damages. In November 2012, BGC USA and an employee of BGC Financial were dismissed as respondents, and subsequently, the parties agreed to stay this arbitration pending the resolution of the FINRA Arbitration and the New Jersey State Action.

On January 2, 2015, the judge dismissed Tullett’s RICO claim, noting that Tullett had not produced enough evidence to support its claims. On January 13, 2015, the Company entered into a settlement agreement with Tullett Prebon plc that resolves all ten outstanding lawsuits involving the two companies, including those matters described in the preceding paragraphs. In exchange for such agreement, the Company agreed to pay $100 million in the aggregate to Tullett. In addition, for a period of one year, the Company and Tullett agreed not to hire the senior employees, including desk heads, of the other party and its subsidiaries, which includes employees of GFI should the Company close on its acquisition of GFI. As of December 31, 2014, the Company had accrued the settlement amount and all related expenses incurred through such date in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The Company paid one quarter of the settlement on January 20, 2015, and expects to pay the remaining settlement amount from existing cash.

On March 9, 2012, a purported derivative action was filed in the Supreme Court of the State of New York, County of New York captioned International Painters and Allied Trades Industry Pension Fund, etc. v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 650736-2012. The complaint was dismissed on September 23, 2013. The suit alleged that the terms of the April 1, 2010 8.75% Convertible Notes issued to Cantor were unfair to the Company, the Company’s Controlled Equity Offerings unfairly benefited Cantor at the Company’s expense and the August 2011 amendment to the change in control agreement of Mr. Lutnick was unfair to the Company. It sought to recover for the Company unquantified damages, disgorgement of payments received by defendants, a declaration that the 8.75% Convertible Notes are void and attorneys’ fees (the “New York Complaint”). On April 2, 2012, a purported derivative action was filed in the Court of Chancery of the State of Delaware captioned Samuel Pill v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Civil Action No. 7382-CS, which suit made similar allegations to the New York Complaint, and seeks the same relief (the “Delaware Complaint”). On April 12, 2012, the Delaware Complaint was subsequently amended to delete any claim for relief in connection with the 8.75% Convertible Notes. On June 19, 2012, Plaintiff Samuel Pill voluntarily dismissed the Delaware action, without prejudice. On the same date, Plaintiff Pill refiled his complaint in the Supreme Court of the State of New York, County of New York, captioned Samuel Pill v. Cantor Fitzgerald, L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 652126-2012. The two actions filed in New York were consolidated by Justice Bransten. Defendants filed a motion to dismiss the consolidated action on August 10, 2012, the motion was fully briefed and argued, and the motion to dismiss was granted on September 23, 2013 without prejudice. Thereafter, Plaintiffs filed a motion to reargue on October 15, 2013. The Defendants’ motion to reargue was denied on March 12, 2014, and a final judgment dismissing the action with prejudice was entered on April 21, 2014. On April 24, 2014, Plaintiffs filed a notice of appeal and pre-argument statement. On January 23, 2015, the Plaintiffs-Appellants filed their Opening Brief on Appeal. The Defendants’ opposition brief is due to be filed on March 25, 2015.

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

Legal reserves are established in accordance with FASB guidance on Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. The outcome of such items cannot be determined with certainty. The Company is unable to estimate a possible loss or range of loss in connection with specific matters beyond its current accrual and any other amounts disclosed. Management believes that, based on currently available information, the final outcome of these current pending matters will not have a material adverse effect on the Company’s consolidated financial statements and disclosures taken as a whole.

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of December 31, 2014, the Company was contingently liable for $1.6 million under these letters of credit.

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

Indemnification

In connection with the sale of eSpeed (see Note 2—“Divestiture”), the Company has indemnified NASDAQ OMX for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. As of December 31, 2014, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this indemnification, as the potential for being required to make payments under this indemnification is remote.

21.	Income Taxes

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

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
U.S. federal	$18,550	$120,806	$11,316
U.S. state and local	6,799	41,635	2,970
Foreign	(457)	1,089	17,849
UBT	1,944	10,625	(361)

	26,836	174,155	31,774
Deferred:
U.S. federal	(22,670)	(35,248)	(6,741)
U.S. state and local	(8,350)	(17,344)	(1,918)
Foreign	7,360	(29,532)	(2,352)
UBT	(2,525)	135	(539)

	(26,185)	(81,989)	(11,550)

Provision for income taxes	$651	$92,166	$20,224

The Company had pre-tax income from foreign operations of $26.8 million for the year ended December 31, 2014, $199.2 million pre-tax loss for the year ended December 31, 2013, and pre-tax income from foreign operations of $62.6 million for the year ended December 31, 2012. The pre-tax loss for the year ended December 31, 2013 was primarily due to the charges taken related to the Company Global Partnership Restructuring Program. The Company had pre-tax loss from domestic operations of $30 million for the year ended December 31, 2014, pre-tax income for domestic operations of $464.9 million for the year ended December 31, 2013 (primarily related to the sale of eSpeed), and a pre-tax loss from domestic operations of $6.9 million for the year ended December 31, 2012.

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal income tax expense at 35% statutory rate	$(1,116)	$92,970	$19,508
Non-controlling interest	7,176	(87,312)	2,258
Incremental impact of foreign taxes compared to federal tax rate	(6,284)	22,093	(7,020)
Permanent differences	7,588	34,802	6,003
State and local taxes	(825)	16,340	684
New York City UBT	(378)	10,386	(752)
Federal/state tax benefit of research and development credit	(500)	(500)	(500)
UK enacted rate change	(1,256)	3,529	—
Release of Uncertain Tax Positions	(3,819)	—	—
Other	65	(142)	43

Provision for income taxes	$651	$92,166	$20,224

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. As of December 31, 2014, the Company did not have any undistributed foreign pre-tax earnings. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

Significant components of the Company’s deferred tax asset and liability consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax asset
Fixed assets	$6,138	$7,236
Basis difference of investments	17,063	12,266
Deferred compensation	57,555	53,987
Other deferred and accrued expenses	53,647	21,393
Net operating loss and credit carry-forwards	32,953	47,210

Total deferred tax asset[1]	167,356	142,092
Valuation allowance	(19,500)	(20,403)

Deferred tax asset, net of valuation allowance	147,856	121,689

Deferred tax liability
Software capitalization	8,758	8,374
Depreciation of fixed assets / Gain on replacements of assets	688	732
Other	36	394

Total deferred tax liability (1)	9,482	9,500

Net deferred tax asset	$138,374	$112,189

[1]	Before netting within tax jurisdictions.

The Company has net operating losses in various jurisdictions that will begin to expire in 2017. The Company’s deferred tax asset and liability are included in the Company’s consolidated statements of financial condition as components of “Other assets” and “Accounts payable, accrued and other liabilities,” respectively.

Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions as a component of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2014 and 2013 is as follows (in thousands):

Balance, December 31, 2012 (excluding interest and penalties of $0.5 million)	$3,250
Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Settlements	—
Lapse of statute of limitations	—

Balance, December 31, 2013 (excluding interest and penalties of $0.6 million)	$3,250

Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Settlements	—
Lapse of statute of limitations	(3,250)

Balance, December 31, 2014	$—

As of December 31, 2014, the Company did not have any unrecognized tax benefits. The Company recognizes interest and penalties related to recognized tax benefits in “Interest expense” and “Other expenses,” respectively, in the Company’s consolidated statements of operations. As of December 31, 2014, the Company did not have any accrued interest related to uncertain tax positions.

22.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December 31, 2014, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of December 31, 2014, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2014, $336.8 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $156.4 million.

23.	Segment and Geographic Information

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

Certain financial information for the Company’s segments is presented below. See Note 17—“Goodwill and Other Intangible Assets, Net,” for goodwill by reportable segment.

Year ended December 31, 2014 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$401,602	$—	$—	$401,602
Credit	225,854	—	—	225,854
Foreign Exchange	215,168	—	—	215,168
Equities and Other Asset Classes	176,292	—	—	176,292
Real Estate	—	543,895	(948)	542,947
Real estate management services	—	163,227	—	163,227
Fees from related parties	121	—	28,258	28,379
Market data	6,676	—	—	6,676
Software solutions	2,801	—	—	2,801
Other revenues	14,142	1,134	1,956	17,232

Total non-interest revenues	1,042,656	708,256	29,266	1,780,178

Interest income	1,687	537	5,088	7,312

Total revenues	1,044,343	708,793	34,354	1,787,490

Interest expense	3,201	32	34,712	37,945
Non-interest expenses	860,633	639,625	296,623	1,796,881

Total expenses	863,834	639,657	331,335	1,834,826

Other income (losses), net:
Losses on equity method investments	—	—	(8,621)	(8,621)
Other income	52,769	—	—	52,769

Total other income (losses), net	52,769	—	(8,621)	44,148

Income (loss) from operations before income taxes	$233,278	$69,136	$(305,602)	$(3,188)

For the year ended December 31, 2014, the Financial Services segment income (loss) from operations before income taxes includes $52.8 million related to the earn-out portion of the NASDAQ OMX Transaction consideration and the associated mark-to-market movements and/or hedging. For the year ended December 31, 2014, the Real Estate Services segment income (loss) from operations before income taxes excludes $9.6 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Year ended December 31, 2013 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$491,740	$—	$—	$491,740
Credit	244,546	—	—	244,546
Foreign Exchange	212,120	—	—	212,120
Equities and Other Asset Classes	150,728	—	—	150,728
Real Estate	—	413,018	—	413,018
Real estate management services	—	163,353	—	163,353
Fees from related parties	5,711	—	35,417	41,128
Market data	10,137	—	—	10,137
Software solutions	6,201	—	—	6,201
Other revenues	2,517	434	2,226	5,177

Total non-interest revenues	1,123,700	576,805	37,643	1,738,148
Interest income	1,052	386	5,395	6,833

Total revenues	1,124,752	577,191	43,038	1,744,981

Interest expense	3,498	4	34,830	38,332
Non-interest expenses	957,138	531,616	705,079	2,193,833

Total expenses	960,636	531,620	739,909	2,232,165

Other income (losses), net:
Gain on divestiture and sale of investments	—	—	723,147	723,147
Losses on equity method investments	—	—	(9,508)	(9,508)
Other income	39,466	—	—	39,466

Total other income (losses), net	39,466	—	713,639	753,105

Income (loss) from operations before income taxes	$203,582	$45,571	$16,768	$265,921

For the year ended December 31, 2013, the Financial Services segment income (loss) from operations before income taxes includes $39.5 million related to the earn-out portion of the NASDAQ OMX Transaction consideration and related hedging transactions. For the year ended December 31, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $10.6 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting. For the year ended December 31, 2013, Corporate Items income (loss) from operations before income taxes includes a $723.1 million gain on divestiture related to the sale of eSpeed and approximately $465 million in compensation expense related to the Global Partnership Restructuring Program.

Year ended December 31, 2012 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$532,436	$—	$—	$532,436
Credit	284,606	—	—	284,606
Foreign Exchange	208,011	—	—	208,011
Equities and Other Asset Classes	156,106	—	—	156,106
Real Estate	—	331,010	—	331,010
Real estate management services	—	122,704	—	122,704
Fees from related parties	11,324	—	41,835	53,159
Market data	17,302	—	—	17,302
Software solutions	9,962	—	—	9,962
Other revenues	367	520	3,608	4,495

Total non-interest revenues	1,220,114	454,234	45,443	1,719,791
Interest income	1,295	382	4,829	6,506

Total revenues	1,221,409	454,616	50,272	1,726,297

Interest expense	6,246	257	28,382	34,885
Non-interest expenses	1,000,865	431,469	244,037	1,676,371

Total expenses	1,007,111	431,726	272,419	1,711,256

Other income (losses), net:
Losses on equity method investments	—	—	(11,775)	(11,775)
Other income	—	—	52,471	52,471

Total other income (losses), net	—	—	40,696	40,696

Income (loss) from operations before income taxes	$214,298	$22,890	$(181,451)	$55,737

For the year ended December 31, 2012, the Real Estate Services segment income (loss) from operations before income taxes excludes $21.1 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Total assets by reportable segment (in thousands):

Total Assets[1]	Financial Services	Real Estate Services	Total
At December 31, 2014	$2,318,590	$432,537	$2,751,127

At December 31, 2013	$1,802,255	$277,108	$2,079,363

[1]	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the years ended December 31, 2014, 2013 and 2012, respectively, is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
United States	$1,076,295	$986,994	$942,044
United Kingdom	393,071	412,227	418,042
Asia	154,480	173,227	196,842
France	81,662	89,223	94,682
Other Americas	39,589	36,770	40,124
Other Europe/MEA	42,393	46,540	34,563

Total revenues	$1,787,490	$1,744,981	$1,726,297

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of December 31, 2014 and 2013, respectively, is as follows (in thousands):

	December 31, 2014	December 31, 2013
Long-lived assets:
United States	$497,749	$278,593
United Kingdom	121,735	125,309
Asia	29,459	37,872
France	5,979	9,295
Other Americas	19,188	13,434
Other Europe/MEA	2,549	4,208

Total long-lived assets	$676,659	$468,711

24.	Supplemental Balance Sheet Information

The Components of certain balance sheet accounts are as follows (in thousands):

	December 31,
	2014	2013
Other assets:
Prepaid expenses	$28,219	$21,672
Deferred tax asset	142,873	106,006
Rent and other deposits	15,801	17,461
Other taxes	14,080	5,827
Other	27,358	24,018

Total other assets	$228,331	$174,984

	December 31,
	2014	2013
Accounts payable, accrued and other liabilities:
Accrued expenses and other liabilities	$349,291	$218,154
Deferred tax liability	2,135	—
Taxes payable	150,404	174,371

Total accounts payable, accrued and other liabilities	$501,830	$392,525

25.	Subsequent Events

Fourth Quarter 2014 Dividend

On February 10, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share for the fourth quarter of 2014, payable on March 16, 2015 to Class A and Class B common stockholders of record as of March 2, 2015.

Controlled Equity Offering

Since December 31, 2014, the Company issued, pursuant to its controlled equity offering, 1.2 million shares of Class A common stock related to redemptions and exchanges of limited partnership interests as well as for general corporate purposes.

Repurchases

Since December 31, 2014, the Company has repurchased an aggregate of approximately 0.7 million shares of its Class A common stock at an aggregate purchase price of approximately $5.8 million for an average price of $7.96 per share.

Acquisition of GFI

On February 26, 2015, we successfully completed our tender offer to acquire shares of common stock, par value $0.01 per share (the “Shares”), of GFI Group Inc. (“GFI”) for $6.10 per share in cash and accepted for purchase approximately 54.6 million shares (the “Tendered Shares”) tendered to us pursuant to our offer (the “Offer”). The Tendered Shares, together with the 17.1 million Shares already owned by us, represent approximately 56.3% of GFI’s outstanding shares. We expect to issue payment for the Tendered Shares on March 3, 2015 in the aggregate amount of $332.8 million. GFI is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves more than 2,500 institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes.

Acquisition of ARA

During January and February of 2015 the Company completed the acquisition of an additional 6 entities of ARA and its members. ARA is the nation’s largest privately held, full service investment brokerage network, focusing exclusively on the multi-housing industry.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our 2014 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. We reviewed the results of management’s assessment with our Audit Committee.

Management has excluded BGC Partners acquisition of Cornish & Carey Commercial as this acquisition was completed during the course of 2014, and did not have a material effect on our financial condition, results of operations or cash flows in 2014. However, we anticipate that this acquisition will be included in management’s assessment of internal control over financial reporting and our audit of internal controls over financial reporting for 2015. The aggregate 2014 GAAP revenues, recognized by Cornish & Carey Commercial since the acquisition, represented approximately 3.5% or $61.9 million of the Company’s total GAAP revenues for the year ended December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Whistleblower Procedures” in the definitive Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the 2015 Proxy Statement with the SEC on or before April 30, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2014” in the 2015 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Certain Relationships and Related Transactions and Director Independence” and “Election of Directors—Independence of Directors” in the 2015 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2015 Proxy Statement is hereby incorporated by reference in response to this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The consolidated financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

(a) (2) Schedule I, Parent Company Only Financial Statements. All other schedules are omitted because they are not applicable or not required, or the required information is in the financial statements or the notes thereto.

(a) (3) The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report. Schedules and similar attachments to the exhibits designated by a double asterisk (**) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. BGC Partners, Inc. will supplementally furnish a copy of them to the SEC upon request. We have requested confidential treatment as to certain portions of the Exhibits designated by a cross (+), which portions have been omitted and filed separately with the Securities and Exchange Commission (the “SEC”). Certain exhibits have been previously filed with the SEC pursuant to the Securities Exchange Act of 1934 (Commission File Numbers 0-28191and 1-35591).

Exhibit Number	Exhibit Title

1.1	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 9, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011)

1.2	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated February 15, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

1.3	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated December 12, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2012)

1.4	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated November 20, 2014 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2014)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

2.5	Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2015)**

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.3	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.4	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.5	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.7	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.8	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.9	Indenture, dated as of April 1, 2010, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

4.10	BGC Partners, Inc. 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

4.11	BGC Holdings, L.P. 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

4.12	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

4.13	Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as trustee relating to the 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2012)

4.14	First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on 8-K filed with the SEC on June 27, 2012)

4.15	Second Supplemental Indenture, dated December 9, 2014, between BGC Partners, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.16	Form of BGC Partners, Inc. 5.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.5	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

Exhibit Number	Exhibit Title

10.6	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.7	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.8	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.9	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.10	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.11	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.12	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.13	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.14	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.15	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.16	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.18	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.19	BGC Partners, Inc. Amended and Restated Long Term Incentive Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.20	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title

10.21	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.22	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.23	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.24	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.25	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.26	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.27	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.28	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.29	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.30	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.31	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.32	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.33	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.34	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

Exhibit Number	Exhibit Title

10.35	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.36	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.37	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.38	Employment Agreement, dated as of February 15, 2005, between Sean A. Windeatt and BGC Partners, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.39	Employment Agreement, dated as of November 13, 2008, between Anthony Graham Sadler and Tower Bridge International Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009)*

10.40	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.41	Employment Agreement, dated as of March 31, 2008, between BGC Brokers, L.P. and Shaun D. Lynn (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.42	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.43	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.44	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

Exhibit Number	Exhibit Title

10.45	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.46	BGC Partners, Inc. Second Amended and Restated Long Term Incentive Plan dated as of December 14, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2009)*

10.47	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.48	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.49	Letter Agreement, dated as of March 29, 2010, by and between Sean A. Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.50	Letter Agreement, dated as of March 29, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.51	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.52	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.53	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.54	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.55	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.56	Seventh Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of September 9, 2011 and effective as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2011)

10.57	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.58	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

Exhibit Number	Exhibit Title

10.59	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.60	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.61	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.62	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.63	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.64	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.65	Letter Agreement, dated August 3, 2011, between Shaun D. Lynn and BGC Brokers, L.P., amending the Employment Agreement, dated March 31, 2008, as further amended on March 26, 2010, between Shaun D. Lynn and BGC Brokers, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.66	Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2011)

10.67	Capped Call Confirmation dated July 28, 2011 between Bank of America Merrill Lynch and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.68	Capped Call Confirmation dated July 28, 2011 among Deutsche Bank AG, London Branch, Deutsche Bank Securities Inc., and BGC Partners, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.69	Third Amended and Restated Long Term Incentive Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)*

10.70	First Amended and Restated Incentive Bonus Compensation Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)*

10.71	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

Exhibit Number	Exhibit Title

10.72	Underwriting Agreement dated as of June 21, 2012, by and among BGC Partners, Inc., Wells Fargo Securities, LLC, and certain other Underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.73	First Amendment to Credit Agreement, dated October 11, 2012, to that certain Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.74	Second Amended and Restated Asset Purchase Agreement, dated April 13, 2012, by and among BGC Partners, Inc., Grubb & Ellis Company, and certain subsidiaries of Grubb & Ellis Company that are signatories thereto (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.75	Eighth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of December 17, 2012 and effective as of December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.76	Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.77	Deed of Adherence, dated January 9, 2013, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.78	Deed of Adherence, dated December 31, 2012, between A. Graham Sadler and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.85 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2012)*

10.79	Amendment No. 1, dated as of March 28, 2013, to the Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013)*

10.80	Fourth Amended and Restated Long Term Incentive Plan, dated June 4, 2013 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2013)*

10.81	Second Amendment to Credit Agreement and Waiver, dated as of June 20, 2013, by and among BGC Partners, Inc., the several financial institutions from time to time party thereto, as Lenders, and the Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

Exhibit Number	Exhibit Title

10.82	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.83	Third Amendment, dated as of September 12, 2013, to Credit Agreement, dated as of June 23, 2011, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.84	Ninth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of November 6, 2013 (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013)

10.85	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.86	Tenth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of May 9, 2014 (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014)

10.87	Fifth Amended and Restated Long Term Incentive Plan, dated June 3, 20143 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2014)*

21.1	List of subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernst & Young LLP, independent auditors.

23.2	Consent of Ernst & Young LLP, independent auditors.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited consolidated statements of financial condition of Grubb & Ellis as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareowners’ (deficit) equity and cash flows for each of the years ended December 31, 2011, 2010 and 2009, and the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm.

99.2	Unaudited interim consolidated statement of net assets in liquidation (liquidation basis) of Grubb & Ellis as of March 31, 2012, unaudited interim consolidated statement of changes in net assets in liquidation (liquidation basis) for the period from March 27, 2012 to March 31, 2012, consolidated balance sheet (going concern basis) as of December 31, 2011, unaudited interim consolidated statements of comprehensive loss (going concern basis) and cash flows (going concern basis) for the period from January 1, 2012 to March 27, 2012 and the three months ended March 31, 2011, and the Notes to the Unaudited Consolidated Financial Statements.

99.3	Unaudited pro forma condensed combined financial information, giving effect to our acquisition of substantially all of the assets of Grubb & Ellis.

101	The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2015.

BGC Partners, Inc.

By:	/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, BGC Partners, Inc., in the capacities and on the date or dates indicated.

Signature	Capacity in Which Signed	Date

/S/ HOWARD W. LUTNICK Howard W. Lutnick	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 2, 2015

/S/ A. GRAHAM SADLER A. Graham Sadler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015

/S/ LINDA A. BELL Linda A. Bell	Director	March 2, 2015

/S/ STEPHEN T. CURWOOD Stephen T. Curwood	Director	March 2, 2015

/S/ JOHN H. DALTON John H. Dalton	Director	March 2, 2015

/S/ WILLIAM J. MORAN William J. Moran	Director	March 2, 2015

/S/ ALBERT M. WEIS Albert M. Weis	Director	March 2, 2015

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$12	$67
Investments in subsidiaries	584,333	410,778
Receivables from related parties	309,922	229,018
Note receivable from related party	706,700	406,775
Other assets	110,249	70,362

Total assets	$1,711,216	$1,117,000

Liabilities and Stockholders’ Equity
Payables to related parties	$576,961	$191,708
Accounts payable, accrued and other liabilities	26,039	54,149
Notes payable and collateralized borrowings	556,700	256,775
Notes payable to related parties	150,000	150,000

Total liabilities	1,309,700	652,632
Commitments and contingencies (Note 2)
Total stockholders’ equity	401,516	464,368

Total liabilities and stockholders’ equity	$1,711,216	$1,117,000

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Interest income	$44,560	$41,419	$33,412

Expenses:
Interest expense	54,220	47,206	35,911
Other expenses	969	725	567

Total expenses	55,189	47,931	36,478
Loss from operations before income taxes	(10,629)	(6,512)	(3,066)
Equity income of subsidiaries	9,636	186,868	32,441
Provision (benefit) for income taxes	(5,128)	109,432	5,511

Net income available to common stockholders	$4,135	$70,924	$23,864

Per share data:
Basic earnings per share	$0.02	$0.37	$0.16

Basic weighted-average shares of common stock outstanding	220,697	193,694	144,886

Fully diluted earnings per share	$0.02	$0.36	$0.16

Fully diluted weighted-average shares of common stock outstanding	328,455	265,348	280,809

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$4,135	$70,924	$23,864
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(5,859)	(1,878)	(430)
Unrealized gain (loss) on securities available for sale	16,222	—	—

Total other comprehensive income (loss), net of tax	10,363	(1,878)	(430)

Comprehensive income attributable to common stockholders	$14,498	$69,046	$23,434

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common stockholders	$4,135	$70,924	$23,864
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs	4,834	4,876	4,580
Equity in net gains of unconsolidated investments	(9,636)	(186,868)	(32,441)
Deferred tax (benefit) expense	(33,675)	(52,549)	(8,839)
Decrease (increase) in operating assets:
Receivables from related parties	(30,577)	(96,920)	48,248
Note receivable from related party	(299,925)	11,940	(97,851)
Other assets	(118)	(1,425)	(5,782)
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	(34,317)	39,295	16,799
Payables to related parties	127,335	112,207	41,063

Net cash used in operating activities	(271,944)	(98,520)	(10,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(306)	(230)	(30,153)
Purchase of notes receivable	—	—	(22,000)
Distribution from equity method investment	—	—	928

Net cash used in investing activities	(306)	(230)	(51,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(105,132)	(91,395)	(90,590)
Repurchase of Class A common stock	(100,268)	(15,528)	(337)
Issuance of senior notes, net of deferred issuance costs	295,091	—	—
Proceeds from long-term borrowings	—	—	108,716
Repayments of collateralized borrowings	—	(11,940)	(10,865)
Proceeds from short-term borrowings	—	—	90,000
Repayments of short-term borrowings	—	—	(103,600)
Distributions from subsidiaries	116,648	171,980	55,537
Proceeds from offering of Class A common stock, net	65,856	45,673	12,667
Other	—	—	83

Net cash provided by financing activities	272,195	98,790	61,611
Net increase (decrease) in cash and cash equivalents	(55)	40	27
Cash and cash equivalents at beginning of period	67	27	—

Cash and cash equivalents at end of period	$12	$67	$27

Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$87,212	$65,908	$90,199
Issuance of Class A and contingent Class A common stock for acquisitions	57,907	1,776	9,026
Donations with respect to Charity Day	—	5,720	13,401
Issuance of Class A common stock upon purchase of notes receivable	—	—	3,055
Use of notes receivable in business acquisition	—	—	25,617

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

2.	Commitments, Contingencies and Guarantees

On various dates beginning in 2009 and most recently in December 2012, subsidiaries of the Company entered into secured loan arrangements, under which they pledged certain fixed assets including furniture, computers and telecommunications equipment in exchange for loans. The principal and interest on this secured loan arrangements are repayable in consecutive monthly installments at a fixed rate of 8.09% per annum with the final payment due in December 2016. During the year ended December 31, 2013, the Company prepaid $26.7 million related to the secured loan arrangements and during the six months ended June 30, 2014, we prepaid the remaining balance. Therefore, there was no secured loan balance as of December 31, 2014. The outstanding balance of the secured loan was $1.6 million as of December 31, 2013.

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

The Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and are currently convertible into approximately 24.0 million shares of Class A common stock. The Convertible Notes will mature on April 15, 2015, unless earlier repurchased, exchanged or converted. The Company recorded interest expense of $13.1 million for each year ended December 31, 2014, 2013 and 2012, respectively.

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

Because the leases were terminated during the year ended December 31, 2013, the Company had no outstanding balance or fixed assets related to the leases as of December 31, 2013 nor December 31, 2014. The Company recorded interest expense of $0.7 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively.

Because assets reverted back to the BGC Partners, Inc. and subsidiaries at the end of the leases, the transactions were capitalized. As a result, consideration received from the purchaser was included in the BGC Partners, Inc. consolidated balance sheet as a financing obligation, and payments made under the lease were recorded as interest expense (at an effective rate of approximately 6%).

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”). The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners, Inc. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $11.9 million, $11.7 million and $11.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. Upon conversion, the Company will pay or deliver cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. As of December 31, 2014, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.62 as of December 31, 2014, subject to adjustments in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $13.27 per share as of December 31, 2014. The purchase price of the capped call resulted in a decrease to additional paid-in capital of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 15.1 million shares of BGC’s Class A common stock as of December 31, 2014.

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost and the carrying value of the notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense of $9.3 million, $9.3 million and $4.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes due 2019 (“the 5.375% Senior Notes”). The 5.375% Senior Notes are general senior unsecured obligations of the Company. These Senior Notes bear interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes will be subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the Indenture. The 5.375% Senior Notes will mature on December 9, 2019. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $1.0 million for the year ended December 31, 2014. There was no interest expense related to the 5.375% Senior Notes for the years ended December 31, 2013 and 2012.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

1.1	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 9, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011)

1.2	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated February 15, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

1.3	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated December 12, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2012)

1.4	Controlled Equity OfferingSM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated November 20, 2014 (incorporated by reference as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2014)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

2.5

Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2015)**

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Warrant Agreement, dated as of August 21, 2002, between eSpeed, Inc. and UBS USA, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.3	Warrant Agreement, dated as of September 13, 2001, between eSpeed, Inc. and Exchange Brokerage Systems Corp. (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.4	Amended and Restated Warrant Agreement, dated as of October 23, 2003, between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

Exhibit Number	Exhibit Title

4.5	Warrant Agreement, dated as of February 24, 2006, among eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.7	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.8	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.9	Indenture, dated as of April 1, 2010, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

4.10	BGC Partners, Inc. 8.75% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

4.11	BGC Holdings, L.P.’s 8.75% Current Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

4.12	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

4.13	Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 20142 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

4.14	First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

4.15	Second Supplemental Indenture, dated December 9, 201, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.16	Form of BGC Partners, Inc. 5.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Sublease Agreement, dated as of December 15, 1999, between Cantor Fitzgerald Securities and eSpeed, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Registration Rights Agreement, dated as of June 5, 2000 among eSpeed, Inc., Williams Energy Marketing & Trading Company and Dynegy, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.5	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.6	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.7	Registration Rights Agreement, dated as of August 21, 2002, by and between eSpeed, Inc. and UBS USA Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.8	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.9	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.10	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.11	Employment Separation Agreement and Release, dated as of January 23, 2008, by and between eSpeed, Inc. and Paul Saltzman (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

Exhibit Number	Exhibit Title

10.12	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.13	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.14	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.15	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.16	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.18	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.19	BGC Partners, Inc. Amended and Restated Long Term Incentive Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.20	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.21	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.22	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.23	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.24	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.25	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.26	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title

10.27	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.28	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.29	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.30	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.31	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.32	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.33	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.34	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.35	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.36	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.37	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.38	Employment Agreement, dated as of February 15, 2005, between Sean A. Windeatt and BGC Partners, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.39	Employment Agreement, dated as of November 13, 2008, between Anthony Graham Sadler and Tower Bridge International Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009)

10.40	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

Exhibit Number	Exhibit Title

10.41	Employment Agreement, dated as of March 31, 2008, between BGC Brokers, L.P. and Shaun D. Lynn (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.42	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.43	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.44	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

10.45	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.46	BGC Partners, Inc. Second Amended and Restated Long Term Incentive Plan dated as of December 14, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2009)

10.47	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.48	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.49	Letter Agreement, dated as of March 29, 2010, by and between Sean A. Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.50	Letter Agreement, dated as of March 29, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.51	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.52	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

Exhibit Number	Exhibit Title

10.53	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.54	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.55	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.56	Seventh Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of September 9, 2011 and effective as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2011)

10.57	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.58	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.59	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.60	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.61	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.62	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.63	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.64	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.65	Letter Agreement, dated August 3, 2011, between Shaun D. Lynn and BGC Brokers, L.P., amending the Employment Agreement, dated March 31, 2008, as further amended on March 26, 2010, between Shaun D. Lynn and BGC Brokers, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.66	Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2011)

Exhibit Number	Exhibit Title

10.67	Capped Call Confirmation dated July 28, 2011 between Bank of America Merrill Lynch and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.68	Capped Call Confirmation dated July 28, 2011 among Deutsche Bank AG, London Branch, Deutsche Bank Securities Inc., and BGC Partners, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.69	Third Amended and Restated Long Term Incentive Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)

10.70	First Amended and Restated Incentive Bonus Compensation Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)

10.71	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.72	Underwriting Agreement dated as of June 21, 2012, by and among BGC Partners, Inc., Wells Fargo Securities, LLC, and certain other Underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.73	First Amendment to Credit Agreement, dated October 11, 2012, to that certain Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.74	Second Amended and Restated Asset Purchase Agreement, dated April 13, 2012, by and among BGC Partners, Inc., Grubb & Ellis Company, and certain subsidiaries of Grubb & Ellis Company that are signatories thereto (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.75	Eighth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of December 17, 2012 and effective as of December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.76	Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.77	Deed of Adherence, dated January 9, 2013, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

Exhibit Number	Exhibit Title

10.78	Deed of Adherence, dated December 31, 2012, between A. Graham Sadler and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.85 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2012)

10.79	Amendment No. 1, dated as of March 28, 2013, to the Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013)

10.80	Fourth Amended and Restated Long Term Incentive Plan, dated June 4, 2013 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2013)

10.81	Second Amendment to Credit Agreement and Waiver, dated as of June 20, 2013, by and among BGC Partners, Inc., the several financial institutions from time to time party thereto, as Lenders, and the Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.82	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.83	Third Amendment, dated as of September 12, 2013, to Credit Agreement, dated as of June 23, 2011, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.84	Ninth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of November 6, 2013 (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013)

10.85	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.86	Tenth Amendment to Agreement of Limited Partnership, as Amended and Restated, of BGC Holdings, L.P., dated as of May 9, 2014 (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on 10-Q filed with the SEC on May 9, 2104)

10.87	Fifth Amended and Restated BGC Partners, Inc. Long Term Incentive Plan, dated June 3, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2014)

21.1	List of subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernst & Young LLP, independent auditors.

23.2	Consent of Ernst & Young LLP, independent auditors.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited consolidated statements of financial condition of Grubb & Ellis as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareowners’ (deficit) equity and cash flows for each of the years ended December 31, 2011, 2010 and 2009, and the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm.

Exhibit Number	Exhibit Title

99.2	Unaudited interim consolidated statement of net assets in liquidation (liquidation basis) of Grubb & Ellis as of March 31, 2012, unaudited interim consolidated statement of changes in net assets in liquidation (liquidation basis) for the period from March 27, 2012 to March 31, 2012, consolidated balance sheet (going concern basis) as of December 31, 2011, unaudited interim consolidated statements of comprehensive loss (going concern basis) and cash flows (going concern basis) for the period from January 1, 2012 to March 27, 2012 and the three months ended March 31, 2011, and the Notes to the Unaudited Consolidated Financial Statements.

99.3	Unaudited pro forma condensed combined financial information, giving effect to our acquisition of substantially all of the assets of Grubb & Ellis.

101	The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements.