Form 10-Q
period 2015-03-31
BGC Partners, Inc.
filed 2015-05-11
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

On May 6, 2015, the registrant had 211,354,185 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below and may impact either or both of our operating segments:

•	market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets and markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;

•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;

•	our relationships with Cantor Fitzgerald, L.P. and its affiliates (“Cantor”), including Cantor Fitzgerald & Co. (“CF&Co”) and Cantor Commercial Real Estate Company, L.P. (“CCRE”), any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, CF&Co’s acting as our sales agent under our controlled equity or other offerings, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co, and any services by CCRE with respect to finding and reviewing suitable acquisition or partner candidates, structuring transactions, and negotiating and due diligence services;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks, and the impact of natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•	the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political impasses;

•	the effect on our businesses of reductions in overall industry volumes in certain of our products as a result of Federal Reserve Board quantitative easing, the ending of quantitative easing, and other factors, including the level and timing of governmental debt issuances and outstanding amounts;

•	the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, quantitative easing, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions;

•	extensive regulation of our businesses, changes in regulations relating to the financial services, commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, fines, penalties, sanctions, enhanced oversight, increased financial and capital requirements, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•	factors related to specific transactions or series of transactions, including credit, performance, and unmatched principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•	costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received and the impact thereof on our financial results and cash flows in any given period;

•	certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage and the need for short- or long-term borrowings or other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks, increased borrowing costs, as well as interest rate and foreign currency exchange rate fluctuations;

•	risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, or others;

•	our ability to enter new markets or develop new products, trading desks, marketplaces, or services and to induce customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•	our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our real estate services business, the anticipated benefits of any such transactions or relationships and the future impact of any such transactions or relationships on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

•	our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals;

•	our ability to expand the use of technology for hybrid and fully electronic trading in our product offerings;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•	our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•	information technology risks, including, capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents;

•	the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity offerings or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•	our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P. (“BGC Holdings”) or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•	the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable debt securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% convertible notes and counterparties to our capped call transactions, or share sales, stock loan or similar transactions (including by Cantor or others), including pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our convertible notes, conversions or exchanges of our convertible or exchangeable debt securities, stock loans or pledges and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$425,649	$648,277
Cash segregated under regulatory requirements	2,342	12,144
Securities owned	32,741	32,508
Securities borrowed	—	62,736
Marketable securities	56,662	144,719
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	2,458,088	640,761
Accrued commissions receivable, net	368,209	292,050
Loans, forgivable loans and other receivables from employees and partners, net	142,600	130,775
Fixed assets, net	162,219	112,020
Investments	32,230	17,392
Goodwill	888,932	392,570
Other intangible assets, net	307,295	27,980
Receivables from related parties	9,271	8,864
Other assets	380,750	228,331
Assets held for sale	23,254	—

Total assets	$5,290,242	$2,751,127

Liabilities, Redeemable Partnership Interest, and Equity
Short term borrowings	$60,000	$—
Securities loaned	57,396	—
Accrued compensation	287,256	231,679
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	2,319,851	646,169
Payables to related parties	28,242	23,326
Accounts payable, accrued and other liabilities	544,202	501,830
Notes payable and collateralized borrowings	841,382	556,700
Notes payable to related parties	150,000	150,000
Liabilities held for sale	18,153	—

Total liabilities	4,306,482	2,109,704
Commitments and contingencies (Note 19)
Redeemable partnership interest	59,481	59,501
Redeemable Noncontrolling interests	345,383	—
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 222,944 and 220,217 shares issued at March 31, 2015 and December 31, 2014, respectively; and 186,953 and 185,108 shares outstanding at March 31, 2015 and December 31, 2014, respectively	2,229	2,202
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 shares issued and outstanding at March 31, 2015 and December 31, 2014, convertible into Class A common stock	348	348
Additional paid-in capital	840,799	817,158
Contingent Class A common stock	56,827	47,383
Treasury stock, at cost: 35,991 and 35,109 shares of Class A common stock at March 31, 2015 and December 31, 2014, respectively	(206,514)	(200,958)
Retained deficit	(281,374)	(268,920)
Accumulated other comprehensive income (loss)	(17,853)	4,303

Total stockholders’ equity	394,462	401,516
Noncontrolling interest in subsidiaries	184,434	180,406

Total equity	578,896	581,922

Total liabilities, redeemable partnership interest, and equity	$5,290,242	$2,751,127

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Commissions	$415,283	$303,598
Principal transactions	69,768	79,507
Real estate management services	40,602	39,826
Fees from related parties	6,606	7,032
Market data and software solutions	11,527	2,335
Interest income	1,705	2,072
Other revenues	2,076	10,419

Total revenues	547,567	444,789
Expenses:
Compensation and employee benefits	346,813	275,299
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	37,054	31,323

Total compensation and employee benefits	383,867	306,622
Occupancy and equipment	42,965	40,921
Fees to related parties	4,567	1,807
Professional and consulting fees	23,052	11,089
Communications	24,937	20,458
Selling and promotion	20,476	18,025
Commissions and floor brokerage	6,278	4,206
Interest expense	15,902	9,335
Other expenses	21,814	16,582

Total expenses	543,858	429,045
Other Income (losses), net:
Gain (loss) on divestiture and sale of investments	(215)	—
Gains (losses) on equity method investments	803	(2,275)
Other income (loss)	31,973	(2,223)

Total other income (losses), net	32,561	(4,498)

Income from operations before income taxes	36,270	11,246
Provision for income taxes	10,046	744

Consolidated net income	$26,224	$10,502

Less: Net income attributable to noncontrolling interest in subsidiaries	12,169	2,494

Net income available to common stockholders	$14,055	$8,008

Per share data:
Basic earnings per share
Net income available to common stockholders	$14,055	$8,008

Basic earnings per share	$0.06	$0.04

Basic weighted-average shares of common stock outstanding	222,019	220,608

Fully diluted earnings per share
Net income for fully diluted shares	$20,741	$11,558

Fully diluted earnings per share	$0.06	$0.04

Fully diluted weighted-average shares of common stock outstanding	338,484	322,074

Dividends declared per share of common stock	$0.12	$0.12

Dividends declared and paid per share of common stock	$0.12	$0.12

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Consolidated net income[1]	$26,224	$10,502
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(9,186)	729
Unrealized loss on securities available for sale	(15,968)	(433)

Total other comprehensive (loss) income, net of tax	(25,154)	296

Comprehensive income	1,070	10,798
Less: Comprehensive income attributable to noncontrolling interest in subsidiaries, net of tax[1]	9,171	2,539

Comprehensive (loss) income attributable to common stockholders	$(8,101)	$8,259

[1]	Consolidated net income allocated to Noncontrolling Interest in Subsidiaries includes income attributable to Redeemable Noncontrolling Interest.

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$26,224	$10,502
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	16,599	10,819
Employee loan amortization and reserves on employee loans	8,066	7,090
Equity-based compensation and allocations of net income to limited partnership units and FPUs	43,124	34,314
(Gains) Losses on equity method investments	(803)	2,275
Accretion of discount on convertible notes	1,464	1,200
Unrealized (gain) loss on marketable securities	(2,934)	2,838
Impairment of fixed assets	4,484	3,249
Deferred tax (benefit) provision	6,010	552
Sublease provision adjustment	(462)	1,455
Cumulative realized gain on marketable securities	(29,040)	—
Loss on sale of KGL	215	—

Consolidated net income, adjusted for non-cash and non-operating items	72,947	74,294
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,108,825)	(1,033,649)
Loans, forgivable loans and other receivables from employees and partners, net	(5,757)	(1,696)
Accrued commissions receivable, net	15,378	(11,176)
Securities borrowed	62,736	(2,735)
Securities owned	4,845	(3,422)
Receivables from related parties	2,063	6,882
Cash segregated under regulatory requirements	9,961	(6,886)
Other assets	(3,710)	(30,416)
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,032,280	1,031,984
Payables to related parties	5,166	4,335
Securities sold, not yet purchased	(1,557)	(165)
Securities Loaned	57,396	—
Accounts payable, accrued and other liabilities	(117,699)	(35,083)
Accrued compensation	(88,568)	7,797

Net cash provided by (used in) operating activities	$(63,344)	$64
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(5,499)	$(3,315)
Capitalization of software development costs	(3,096)	(2,534)
Purchase of equity method investments	(224)	(113)
Payments for acquisitions, net of cash acquired	(118,003)	(4,733)
Disposal of assets and liabilities held for sale, net	1,982	—
Capitalization of trademarks, patent defense and registration costs	(552)	(123)

Net cash used in investing activities	$(125,392)	$(10,818)

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of collateral borrowings	$—	$(1,601)
Issuance of collateralized borrowings, net of deferred issuance costs	27,918	—
Earnings distributions	(17,771)	(12,151)
Redemption and repurchase of limited partnership interests	(7,311)	(8,008)
Dividends to stockholders	(26,509)	(26,376)
Repurchase of Class A common stock	(5,843)	(19,135)
Proceeds from exercise of stock options	275	—
Repayments of short-term borrowings	(10,000)	—

Net cash used in financing activities	(39,241)	(67,271)
Cash and cash equivalents classified as assets held for sale	10,990	—
Effect of exchange rate changes on cash and cash equivalents	(5,641)	124

Net (decrease) increase in cash and cash equivalents	(222,628)	(77,901)
Cash and cash equivalents at beginning of period	648,277	716,919

Cash and cash equivalents at end of period	$425,649	$639,018

Supplemental cash information:
Cash paid during the period for taxes	$9,862	$49,731
Cash paid during the period for interest	6,693	6,654
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$17,946	$22,123
Issuance of Class A and contingent Class A common stock for acquisitions	14,719	—

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

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Three Months Ended March 31, 2015

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2015	$2,202	$348	$817,158	$47,383	$(200,958)	$(268,920)	$4,303	$180,406	$581,922
Consolidated net income	—	—	—	—	—	14,055	—	12,169	26,224
Less income attributable to Redeemable Noncontrolling interests	—	—	—	—	—	—	—	(1,124)	(1,124)
Other comprehensive gain, net of tax	—	—	—	—	—	—	(22,156)	(2,998)	(25,154)
Equity-based compensation, 428,233 shares	4	—	1,025	—	—	—	—	523	1,552
Dividends to common stockholders	—	—	—	—	—	(26,509)	—	—	(26,509)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(17,771)	(17,771)
Grant of exchangeability and redemption of limited partnership interests, issuance of 2,158,311 shares	22	—	20,936	—	—	—	—	11,240	32,198
Issuance of Class A common stock (net of costs), 39,848 shares	—	—	276	—	—	—	—	85	361
Redemption of FPUs, 9,935 units	—	—	—	—	—	—	—	(64)	(64)
Repurchase of Class A common stock, 734,561 shares	—	—	—	—	(4,466)	—	—	(1,377)	(5,843)
Forfeitures of Class A common stock, 147,785 shares	—	—	380	—	(1,090)	—	—	(220)	(930)
Issuance of Class A common stock for acquisitions, 100,325 shares	1	—	293	(338)	—	—	—	1,963	1,919
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	—	9,782	—	—	—	3,018	12,800
Purchases of Newmark noncontrolling interest	—	—	731	—	—	—	—	(1,219)	(488)
Other	—	—	—	—	—	—	—	(197)	(197)

Balance, March 31, 2015	$2,229	$348	$840,799	$56,827	$(206,514)	$(281,374)	$(17,853)	$184,434	$578,896

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

On February 26, 2015, the Company successfully completed a tender offer to acquire shares of common stock, par value $0.01 per share (the “Shares”), of GFI Group Inc. (“GFI”) for $6.10 per share in cash and accepted for purchase 54.3 million shares (the “Tendered Shares”) tendered to the Company pursuant to our offer (the “Offer”). The Tendered Shares, together with the 17.1 million Shares already owned by the Company, represent approximately 56% of GFI’s outstanding shares. GFI is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves more than 2,500 institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes.

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

During the year ended December 31, 2014, the Company changed the presentation of certain line items in the unaudited condensed consolidated statements of operations. The Company now presents a new section entitled “Other income (losses), net” which is comprised of Gain on divestiture and sale of investments, Losses on equity method investments and Other income. Gain on divestiture and sale of investments and Losses on equity method investments were both previously presented as separate revenue line items.

During the three months ended March 31, 2015 the Company created a new line item for the remaining noncontrolling interest shareholders of GFI, a consolidated subsidiary of the Company, who owned 56.4 million, or 44%, of GFI’s outstanding shares of common stock as of March 31, 2015. The Company accounts for this noncontrolling interest in GFI outside of permanent capital, as “Redeemable noncontrolling interest,” in the Company’s unaudited condensed consolidated statements of financial condition. This classification is applicable, as these shares are redeemable at a price of $6.10 per share pursuant to the tender offer, for cash and/or BGC shares.

During the three months ended March 31, 2015 the Company changed the presentation of certain line items in our unaudited condensed consolidated statements of operations. We combined “Market data” and Software solutions” into one line item “Market data and software solutions.” Reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components on an Entity, which amends the requirements for reporting discontinued operations in ASC 205-20. The ASU includes changes in the criteria and required disclosures for disposals qualifying as discontinued operations, as well as additional required disclosures for disposals not considered discontinued operations. The amendments in this update are effective for the annual period beginning on January 1, 2015 for the Company. The adoption of this FASB guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In connection with the successful completion of the Tender Offer to acquire GFI on February 26, 2015, the Company acquired Kyte Group Limited (“KGL”) which primarily included GFI’s clearing business, and Kyte Broking Limited (“KBL”). On January 24, 2015, GFI entered into an agreement to sell 100% equity ownership of KGL, and the transaction was completed in March 2015. The total cash consideration received by the Company was approximately $10.6 million. The loss incurred from the sale of KGL of $0.2 million is recorded as “Gain (loss) on divestiture and sale of investments” in the Company’s unaudited condensed consolidated statements of operations.

On February 3, 2015, GFI entered into an agreement to sell 100% equity ownership of KBL. GFI determined that KBL met the criteria for classification as held for sale and, as a result, its assets and liabilities have been included in Assets held for sale and Liabilities held for sale on the Condensed Consolidated Statements of Financial Condition as of March 31, 2015. As of March 31, 2015, the total assets and liabilities of KBL that were classified as held for sale on the Company’s unaudited condensed consolidated statements of financial condition was $23.3 million and $18.2 million, respectively. The Company believes that no impairment exists as the fair value of the net assets related to KBL less the costs to sell the business will exceed the related carrying value. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in the second quarter of 2015.

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

Financial Services

On February 26, 2015, we successfully completed our tender offer to acquire shares of common stock, par value $0.01 per share, of GFI for $6.10 per share in cash and accepted for purchase 54.3 million shares tendered to us pursuant to the offer. The Tendered Shares, together with the 17.1 million Shares already owned by us, represent approximately 56% of GFI’s outstanding shares. We issued payment for the Tendered Shares on March 4, 2015 in the aggregate amount of $331.1 million. GFI is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves more than 2,500 institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes. The excess of total consideration over the fair value of the total net assets acquired, of approximately $453.5 million, has been recorded to goodwill and was allocated to the Company’s Financial Services segment. In addition, “Total revenues” in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 included $64.4 million related to GFI from the date of acquisition.

The following tables summarize the components of the purchase consideration transferred, the preliminary allocation of the assets acquired and liabilities assumed based on the fair values as of the acquisition date, and the related estimated useful lives of the amortizable intangible assets acquired (in millions, except for estimated useful life). The Company expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur.

Calculation of purchase consideration transferred

February 26, 2015
Cash	$331.1
Fair value of shares already owned (17,075,464 shares at $6.10 per share)	104.1

Total purchase consideration	435.2
Noncontrolling interest (56,435,876 shares at $6.10 per share)	344.3

Total purchase consideration and noncontrolling interest	$779.5

Preliminary allocation of the assets acquired and the liabilities assumed

February 26, 2015
Cash and cash equivalents	$238.7
Receivables from broker-dealers, clearing organizations, customers and related-broker dealers	696.8
Accrued commissions receivable, net	93.6
Fixed assets, net	58.0
Other assets	189.5
Assets held for sale	208.3
Short-term borrowings	(70.0)
Accrued compensation	(141.7)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	(641.5)
Accounts payable, accrued and other liabilities	(154.6)
Notes payable and collateralized borrowings	(255.3)
Liabilities held for sale	(175.5)
Pre-existing noncontrolling interest	(2.1)
Finite-lived intangible assets:
Non-compete agreement	15.5
Technology	38.1
Customer relationships	105.2
Acquired intangibles	6.7
Infinite-lived intangible assets:
Trade name	116.3
Goodwill	453.5

Total	$779.5

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of GFI had occurred on January 1, 2014. The unaudited pro forma results are not indicative of operations that would have been achieved, nor are they indicative of future results of operations. The unaudited pro forma results do not reflect any potential cost savings or other operations efficiencies that could result from the acquisition. In addition, the unaudited pro forma condensed combined financial information does not include any adjustments in respect of certain expenses recorded in the GFI financial statements that were associated with non-recurring events unrelated to the acquisition and does not include any adjustments in respect of any potential future sales of assets. However, the unaudited pro forma results below for the three months ended March 31, 2015 does include non-recurring pro forma adjustments directly related to the acquisition which mainly consisted of: (a) Prior to the acquisition, GFI had entered into an agreement with the CME Group Inc. (“CME”) for CME to acquire GFI. The CME transaction was terminated and as a result, GFI incurred breakage costs of approximately $24.7 million; (b) Severance and compensation restructuring charges of $22.2 million incurred by GFI; and (c) The aggregate of BGC’s and GFI’s professional fees incurred which totaled $24.9 million.

In millions

	Three Months Ended March 31,
	2015	2014
Pro forma revenues	$710.6	$682.9
Pro forma consolidated net income	$23.2	$7.6

Real Estate Services

During January and February 2015, the Company completed the acquisition of certain entities of Apartment Realty Advisors (“ARA”) and its members. ARA is the nation’s largest privately held, full service investment brokerage network, focusing exclusively on the multi-housing industry.

The total consideration for acquisitions during the three months ended March 31, 2015, within the Real Estate Services segment was approximately $47.2 million, comprised of cash, shares of BGCP Class A common stock and BGC Holdings limited partnership units. The total consideration included contingent consideration of approximately 0.4 million restricted shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $2.3 million), 1.3 million limited partnership units (with an acquisition date fair value of approximately $10.5 million) and $7.6 million in cash that may be issued contingent on certain targets being met through 2018. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $44.8 million, excluding any measurement period and cumulative transaction adjustments, and was allocated to the Company’s Real Estate Services segment.

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

The Company’s earnings for the three months ended March 31, 2015 and 2014 were allocated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income available to common stockholders	$14,055	$8,008
Allocation of income to limited partnership interests in BGC Holdings	$10,137	$3,871

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Basic earnings per share:
Net income available to common stockholders	$14,055	$8,008

Basic weighted-average shares of common stock outstanding	222,019	220,608

Basic earnings per share	$0.06	$0.04

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

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Fully diluted earnings per share:
Net income available to common stockholders	$14,055	$8,008
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	6,686	3,548
Interest expense on convertible notes, net of tax	—	—
Dividend equivalent expense on RSUs, net of tax	—	2

Net income for fully diluted shares	$20,741	$11,558

Weighted-average shares:
Common stock outstanding	222,019	220,608
Limited partnership interests in BGC Holdings	114,564	100,036
RSUs (Treasury stock method)	944	925
Other	957	505

Fully diluted weighted-average shares of common stock outstanding	338,484	322,074

Fully diluted earnings per share	$0.06	$0.04

For the three months ended March 31, 2015 and 2014, respectively, approximately 41.3 million and 44.7 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended March 31, 2015 included, on a weighted-average basis, 40.3 million shares underlying Convertible Notes and 1.0 million other securities or other contracts to issue shares of common stock

Additionally, as of March 31, 2015 and 2014, respectively, approximately 12.1 million and 4.6 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

6.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Shares outstanding at beginning of period	185,108,316	181,583,001
Share issuances:
Exchanges of limited partnership interests[1]	2,158,311	5,724,474
Vesting of restricted stock units (RSUs)	428,233	630,028
Acquisitions	100,325	—
Other issuances of Class A common stock[2]	39,848	112,026
Treasury stock repurchases	(734,561)	(2,883,418)
Forfeitures of Class A common stock	(147,785)	—

Shares outstanding at end of period	186,952,687	185,166,111

[1]	The issuance related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
[2]	The Company did not issue shares of Class A common stock for general corporate purposes during the three months ended March 31, 2015 or March 31, 2014.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the three months ended March 31, 2015 and 2014. As of March 31, 2015 and 2014 the Company’s Class B common stock outstanding was 34,848,107.

Controlled Equity Offering

The Company has entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“CF&Co”), (“November 2014 Sales Agreement”) pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its controlled equity offering sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this Agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of March 31, 2015, the Company has sold 1,492,563 shares of Class A common stock under this Agreement.

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On July 30, 2014, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $250 million. As of March 31, 2015, the Company had approximately $122.3 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents unit redemption and share repurchase activity for the three months ended March 31, 2015:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1]
January 1, 2015—March 31, 2015	2,040,190	$8.65
Repurchases[2]
January 1, 2015—January 31, 2015	731,765	$7.96
February 1, 2015—February 28, 2015	—	—
March 1, 2015—March 31, 2015	2,796	6.29

Total Repurchases	734,561	$7.96

Total Redemptions and Repurchases	2,774,751	$8.47	$122,336,975

[1]	During the three months ended March 31, 2015, the Company redeemed approximately 2.0 million limited partnership units at an average price of $8.65 per unit and approximately 10 thousand FPUs at an average price of $8.60 per unit. During the three months ended March 31, 2014, the Company redeemed approximately 2.3 million limited partnership units at an average price of $6.33 per unit and approximately 0.1 million FPUs at an average price of $6.75 per unit.
[2]	During the three months ended March 31, 2015, the Company repurchased approximately 0.7 million shares of its Class A common stock at an aggregate purchase price of approximately $5.8 million for an average price of $7.96 per share. During the three months ended March 31, 2014, the Company repurchased approximately 2.9 million shares of its Class A common stock at an aggregate purchase price of approximately $19.1 million for an average price of $6.64 per share.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$59,501	$66,918
Consolidated net income allocated to FPUs	—	701
Earnings distributions	—	(121)
FPUs exchanged	—	(134)
FPUs redeemed	(20)	(367)

Balance at end of period	$59,481	$66,997

7.	Securities Owned and Securities Sold, Not Yet Purchased

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $32.7 million and $32.5 million as of March 31, 2015 and December 31, 2014, respectively. There were no securities sold, not yet purchased as of March 31, 2015 and December 31, 2014. For additional information, see Note 12—“Fair Value of Financial Assets and Financial Liabilities”.

8.	Collateralized Transactions

Securities Borrowed

Securities borrowed transactions are recorded at the contractual amount for which the securities will be returned plus accrued interest. As of March 31, 2015, the Company has not entered into any securities borrowed transactions. As of December 31, 2014, the Company entered into securities borrowed transactions of $62.7 million to cover failed trades.

Securities Loaned

As of March 31, 2015, the Company has Securities loaned transactions of $57.4 million with CF&Co. The market value of the securities lent was $56.4 million. The cash collateral received from CF&Co bears an interest rate of 0.75%. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

9.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $56.7 million and $144.7 million as of March 31, 2015 and December 31, 2014, respectively.

Marketable securities includes $50.2 million of NASDAQ OMX common stock received in connection with the earn-out from the sale of eSpeed. These shares of NASDAQ OMX common stock are classified as trading securities and accordingly measured at fair value, with any changes in fair value recognized currently in earnings and included in “Other income” in the Company’s unaudited condensed consolidated statements of operations. From time to time the Company has entered into hedging transactions using derivative contracts to minimize the effect of price changes of the Company’s NASDAQ OMX shares (see Note 11—“Derivatives”). During the three months ended March 31, 2015 and 2014 the Company recognized a gain of $2.9 million and a loss of $2.2 million respectively, related to the mark to market on the NASDAQ earn-out shares and the related hedging transactions when applicable.

Marketable securities also includes securities classified as available-for-sale. As of March 31, 2015 and December 31, 2014, the Company had $6.5 million and $97.5 million, respectively, related to securities classified as available-for-sale which are recorded at fair value. Unrealized gains or losses on marketable securities classified as available-for-sale are included as part of “Accumulated other comprehensive loss” in the Company’s unaudited condensed consolidated statements of financial condition. The securities classified as available for sale as of December 31, 2014 included $93.1 million in fair value of GFI common stock (initial cost of $75.1 million). In connection with the Company’s successful completion of the tender offer to acquire GFI on February 26, 2015 (see Note 1—“Organization and Basis of Presentation”), these shares were considered part of the purchase consideration. Upon acquisition of GFI, the unrealized gain previously recorded in “Accumulated other comprehensive loss” was recorded as a $29.0 million gain in “Other income (losses), net” in the Company’s unaudited condensed statements of financial condition.

10.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter into to minimize the effect of price changes of the Company’s NASDAQ OMX shares (see Note 11—“Derivatives”). As of March 31, 2015 and December 31, 2014, receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$2,260,195	$559,142
Receivables from clearing organizations	159,264	60,300
Other receivables from broker-dealers and customers	20,140	16,927
Net pending trades	8,411	884
Open derivative contracts	10,078	3,508

Total	$2,458,088	$640,761

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$2,219,044	$552,790
Payables to clearing organizations	73,907	79,848
Other payables to broker-dealers and customers	24,072	13,378
Open derivative contracts	2,828	153

Total	$2,319,851	$646,169

A portion of these receivables and payables are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of March 31, 2015 have subsequently settled at the contracted amounts.

11.	Derivatives

In the normal course of operations, the Company enters into derivative contracts. These derivative contracts primarily consist of interest rate swaps, futures, forwards, foreign exchange/commodities options, and foreign exchange swaps. The Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies.

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$301	$—	$410	$—
Futures	—	335	—	—
Forwards	3,620	2,166	—	—
Foreign exchange/commodities options	1,341	—	—	—
Foreign exchange swaps	4,816	327	3,098	153

Total	$10,078	$2,828	$3,508	$153

The notional amounts of these derivative contracts at March 31, 2015 and December 31, 2014 were $12.3 billion and $0.3 billion, respectively. At March 31, 2015, the notional amounts primarily consisted of long futures of $5.1 billion and short futures of $5.6 billion. As of March 31, 2015, these notional values of long and short futures contracts were primarily related to fixed income futures in a consolidated VIE acquired in the acquisition of GFI, of which the Company’s exposure to economic loss is approximately $5.6 million.

The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. Certain of the Company’s foreign exchange swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position at March 31, 2015 was $10.1 million.

The change in fair value of interest rate swaps, futures, foreign exchange/commodities options and foreign exchange swaps is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations, and the change in fair value of equity options related to the NASDAQ OMX hedges and forwards are included as part of “Other income” in the Company’s unaudited condensed consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
Derivative contract	2015	2014
Interest rate swaps	$(38)	$6
Futures	1,629	—
Forwards	467	—
Foreign exchange/commodities options	417	—
Foreign exchange swaps	(34)	(57)
Equity options	—	615

Gain	$2,441	$564

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

12.	Fair Value of Financial Assets and Liabilities

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at March 31, 2015 and December 31, 2014 (in thousands):

	Assets at Fair Value at March 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,435	$—	$—	$—	$32,435
Securities owned—Equities	306	—	—	—	306
Marketable securities	56,568	94	—	—	56,662
Interest rate swaps	—	301	—	—	301
Forwards	—	3,620	—	—	3,620
Foreign exchange/commodities options	1,341	—	—	—	1,341
Foreign exchange swaps	—	4,816	—	—	4,816

Total	$90,650	$8,831	$—	$—	$99,481

	Liabilities at Fair Value at March 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Futures	$—	$335	$—	$—	$335
Forwards	—	2,166	—	—	2,166
Foreign exchange swaps	—	327	—	—	327

Total	$—	$2,828	$—	$—	$2,828

	Assets at Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,508	$—	$—	$—	$32,508
Marketable securities	144,719	—	—	—	144,719
Interest rate swaps	—	410	—	—	410
Foreign exchange swaps	—	3,098	—	—	3,098

Total	$177,227	$3,508	$—	$—	$180,735

	Liabilities at Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$153	$—	$—	153

Total	$—	$153	$—	$—	$153

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
Assets	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset		Net Amount
				Financial Instruments	Cash Collateral Received
Interest rate swaps	$403	$102	$301	$—	$—	$301
Forwards	3,620	—	3,620	—	—	3,620
Foreign exchange /commodities options	1,992	651	1,341	—	—	1,341
Foreign exchange swaps	4,864	48	4,816	—	—	4,816

Total	$10,879	801	$10,078	$—	$—	$10,078

Liabilities
Interest rate swaps	$102	$102	$—	$—	$—	$—
Futures	335	—	335	—	—	335
Forwards	2,166	—	2,166	—	—	2,166
Foreign exchange /commodities options	651	651	—	—	—	—
Foreign exchange swaps	375	48	327	—	—	327

Total	$3,629	$801	$2,828	$—	$—	$2,828

	December 31, 2014
Assets	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset		Net Amount
				Financial Instruments	Cash Collateral Received
Interest rate swaps	$547	$137	$410	$—	$—	$410
Foreign exchange swaps	3,144	46	3,098	—	—	3,098

Total	$3,691	183	$3,508	$—	$—	$3,508

Liabilities
Interest rate swaps	$137	$137	$—	$—	$—	$—
Foreign exchange swaps	198	46	153	—	—	153

Total	$335	$183	$153	$—	$—	$153

Certain of the Company’s foreign exchange swaps are with Cantor. See Note 13 “Related Party Transactions,” for additional information related to these transactions.

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

The Company, together with other leading financial institutions, formed ELX Futures L.P. (“ELX”), a limited partnership that has established a fully electronic futures exchange. Effective December 23, 2014, the Company consolidated ELX in its consolidated financial statements. Prior to consolidating ELX, the Company accounted for ELX under the equity method of accounting (see Note 14—“Investments” for more details).

For the three months ended March 31, 2015 and 2014, the Company recognized related party revenues of $6.6 million and $7.0 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended March 31, 2015 and 2014, the Company was charged $10.6 million and $7.6 million, respectively, for the services provided by Cantor and its affiliates, of which $6.0 million and $5.7 million, respectively, were to cover compensation to leased employees for the three months ended March 31, 2015 and 2014. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended March 31, 2015 and 2014, Cantor’s share of the net profit in Tower Bridge was $0.6 million and $0.2 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of March 31, 2015, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended March 31, 2015 and 2014, the Company recognized its share of foreign exchange gains of $646 thousand and $336 thousand, respectively. These gains are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of March 31, 2015 the Company did not have any investments in the program and as of December 31, 2014, the Company had $125 million invested in the program, which is recorded in “Cash and cash equivalents” in the Company’s unaudited condensed consolidated statements of financial condition.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of our equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of March 31, 2015 and December 31, 2014, the Company had receivables from Freedom International Brokerage of $2.4 million and $3.4 million, respectively. As of March 31, 2015 and December 31, 2014, the Company had $4.8 million and $3.1 million, respectively, in receivables from Cantor related to open derivative contracts. As of March 31, 2015 and December 31, 2014, the Company had $0.3 million and $0.2 million, respectively, in payables to Cantor related to open derivative contracts. Additionally, as of March 31, 2015, the Company had $2.2 million in payables to Cantor related to pending trades and fails. As of December 31, 2014, the Company did not have any payables to Cantor related to pending trades and fails.

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

As of March 31, 2015 and December 31, 2014, the aggregate balance of employee loans, net of reserve, was $142.6 million and $130.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the three months ended March 31, 2015 and 2014 was $8.1 million and $7.1 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $3.3 million for both the three months ended March 31, 2015 and 2014 respectively. See Note 17—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into controlled equity offering sales agreements with CF&Co, as the Company’s sales agent. For the three months ended March 31, 2015 and 2014, the Company was charged approximately $0.3 million and $0.2 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

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

On December 9, 2014 the Company issued an aggregate of $300 million principal amount of 5.375% Senior Notes due in 2019 (“the 5.375% Senior Notes”). During the three months ended December 31, 2014, the Company recorded $252 thousand in underwriting or advisory fees payable to CF&Co and $18 thousand to CastleOak, a registered broker dealer affiliate of Cantor, related to these Senior Notes. These fees were recorded as debt issuance costs and are amortized over the term of the notes.

On February 26, 2015, the Company completed the tender offer for GFI shares. In connection with acquisition of GFI, during the three months ended March 31, 2015 the Company recorded advisory fees of $7.1 million payable to CF&Co. These fees were included in “Professional and Consulting Fees” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended March 31, 2014, the Company did not record any underwriting or advisory fees payable to CF&Co.

As of March 31, 2015, the Company has securities loaned transactions of $57.4 million with CF&Co. The market value of the securities lent was $56.4 million. The cash collateral received from CF&Co bears an interest rate of 0.75%. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Transactions with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized the Company to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with the Company’s acquisition and other business strategies in commercial real estate and other businesses. Such services are provided at fees not to exceed the fully-allocated cost of such services plus 10%. In connection with this agreement, the Company did not recognize any expense for the three months ended March 31, 2015 and 2014, respectively.

The Company also has a referral agreement in place with CCRE, in which brokers are incentivized to refer business to CCRE through a revenue-share arrangement. In connection with this revenue-share agreement, the Company recognized revenues of $120 thousand for the three months ended March 31, 2015 and did not recognize any revenues for the three months ended March 31, 2014. This revenue was recorded as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

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

During the three months ended March 31, 2015, Cantor did not purchase any exchangeable limited partnership interests from BGC Holdings.

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

As of March 31, 2015, there were 1,653,927 non-exchangeable FPUs remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

On January 1, 2015, (i) 1,000,000 of Mr. Lutnick’s NPSUs converted into 550,000 PSUs and 450,000 PPSUs, of which Mr. Lutnick has the right to exchange for shares and cash, which he waived under our policy (described below), 239,739 PSUs and 196,150 PPSUs, and (ii) 142,857 of Mr. Merkel’s NPSUs converted into 78,571 PSUs and 64,286 PPSUs, of which 5,607 PSUs and 4,588 PPSUs were made exchangeable and repurchased by the Company at the average price of shares of Class A common stock sold under our Controlled Equity Offering less 2%, or $91,558.

On January 30, 2015, the Compensation Committee granted 4,000,000 NPSUs to Mr. Lutnick and 1,000,000 NPSUs to Mr. Lynn that vest ratably on January 1 of each year beginning January 1, 2016 and ending January 1, 2020, such that an equal number of NPSUs will vest and automatically be converted into an equivalent number of vested non-exchangeable PSUs/PPSUs for Mr. Lutnick and vested non-exchangeable LPUs/PLPUs for Mr. Lynn on each vesting date. The grant of exchange rights with respect to such vested PSUs/PPSUs and LPUs/PLPUs will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, which may include the Compensation Committee’s exercise of negative discretion to reduce or withhold any such awards.

Transactions with Relief Fund

During the year ended December 31, 2013, the Company committed to make charitable contributions to the Relief Fund in the amount of $25.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2013. As of March 31, 2015 the remaining liability associated with this commitment was $16.5 million which is included in “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets, of up to $11.6 million in the aggregate; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended March 31, 2015 and March 31, 2014, the Company made $0.2 million and $0.1 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

14.	Investments

	March 31, 2015	December 31, 2014
Equity method investments	$30,697	$17,392
Cost method investments	1,533	—

	$32,230	$17,392

Equity Method and Similar Investments

For the three months ended March 31, 2015, the Company’s share of gains was $0.2 million related to its equity method investments. As a result of the GFI acquisition, the Company also has certain investments in brokerage businesses in which the Company has a contractual right to receive a percentage of revenues, less certain direct expenses. These investments are held by the Company’s KBL subsidiary, whose assets and liabilities were classified as held for sale as of March 31, 2015. The Company accounts for these investments in a manner similar to the equity method of accounting. The Company’s share of gains was $0.6 million related to these entities. For the three months ended March 31, 2014 the Company incurred losses related to its equity method investments of $2.3 million. The Company’s total shares of gains and losses is reflected in “Gains and Losses on equity method investments” in the Company’s unaudited condensed consolidated statement of operations.

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of March 31, 2015 and December 31, 2014. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	March 31, 2015		December 31, 2014
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$3,495	$4,523	$710	$1,690

[1]	The Company has entered into a subordinated loan agreement with a VIE (Aqua), whereby the Company agreed to lend the principal sum of $980 thousand. As of March 31, 2015, the Company’s maximum exposure to loss with respect to its VIEs primarily includes the sum of its equity investments in Aqua, BIP Trading and QUBED Derivatives and the $980 thousand subordinated loan to Aqua.

Consolidated VIEs

Through the acquisition of GFI, the Company is invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $10.8 million at March 31, 2015, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $3.0 million at March 31, 2015. The Company’s exposure to economic loss on these VIEs is approximately $5.6 million.

Cost Method Investments

As a result of the GFI Acquisition, the Company acquired Investments for which they did not have the ability to exert significant influence over operating and financial policies. These investments are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At March 31, 2015 the Company had cost method investments of $1.5 million.

15.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Computer and communications equipment	$292,242	$151,808
Software, including software development costs	213,246	103,872
Leasehold improvements and other fixed assets	152,306	105,389

	657,794	361,069
Less: accumulated depreciation and amortization	495,575	249,049

Fixed assets, net	$162,219	$112,020

Depreciation expense was $7.9 million and $7.8 million for the three months ended March 31, 2015 and 2014, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

The Company has approximately $3.7 million of asset retirement obligations related to certain of its leasehold improvements. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the three months ended March 31, 2015 and 2014, software development costs totaling $3.1 million and $2.5 million, respectively, were capitalized. Amortization of software development costs totaled $3.7 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $4.5 million and $3.2 million were recorded for the three months ended March 31, 2015 and 2014, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

16.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2015 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2014	$134,898	$257,672	$392,570
Acquisitions	453,547	46,770	500,317
Other	(151)	(2,018)	(2,169)
Cumulative translation adjustment	(1,786)	—	(1,786)

Balance at March 31, 2015	$586,508	$302,424	$888,932

During the three months ended March 31, 2015, the Company recognized additional goodwill of approximately $453.5 million and $46.8 million, which was allocated to the Company’s Financial Services segment and the Company’s Real Estate Services segment, respectively.

During the three months ended March 31, 2015, the Company recognized measurement period adjustments of approximately $0.2 million relating to Financial Services, and $2.0 million for Real Estate Services. The Company considers the adjustments insignificant to its unaudited condensed consolidated financial statements and accordingly the Company’s consolidated statements of financial position at December 31, 2014 were not retrospectively adjusted.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands):

	March 31, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,890	$6,472	$1,418	2.5
Acquired intangibles	195,815	20,378	175,437	14.0
Noncompete agreements	1,790	1,548	242	0.5
All other	1,927	164	1,763	7.6

Total definite life intangible assets	207,422	28,562	178,860	13.8
Indefinite life intangible assets:
Trade names	126,935	—	126,935	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	128,435	—	128,435	N/A

Total	$335,857	$28,562	$307,295	13.8

	December 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,554	$6,336	$1,218	2.3
Acquired intangibles	28,004	14,815	13,189	2.1
Noncompete agreements	1,790	1,436	354	0.8
All other	2,182	1,148	1,034	4.2

Total definite life intangible assets	39,530	23,735	15,795	2.2
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$51,715	$23,735	$27,980	2.2

Intangible amortization expense was $4.8 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

The estimated future amortization expense of definite life intangible assets as of March 31, 2015 is as follows (in millions):

2015	$18.8
2016	21.9
2017	18.6
2018	14.1
2019	12.8
2020 and thereafter	92.7

Total	$178.9

17.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
8.75% Convertible Notes	$150,000	$150,000
4.50% Convertible Notes	153,715	152,527
8.125% Senior Notes	109,053	109,022

	March 31, 2015	December 31, 2014
5.375% Senior Notes	295,396	295,151
8.375% Senior Notes	255,300	—
Collateralized borrowings	27,918	—
Loans pursuant to Credit Agreement	60,000	—

Total	$1,051,382	$706,700

The Company’s Convertible Notes and Senior Notes are recorded at amortized cost. As of March 31, 2015 and December 31, 2014, the carrying amounts and estimated fair values of the Company’s Convertible Notes and Senior Notes were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% Convertible Notes	$150,000	$226,875	$150,000	$220,213
4.50% Convertible Notes	153,715	173,600	152,527	170,800
8.125% Senior Notes	109,053	125,505	109,022	123,075
5.375% Senior Notes	295,396	306,375	295,151	295,500
8.375% Senior Notes	255,300	264,528	—	—

Total	$963,464	$1,096,883	$706,700	$809,588

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

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010, and were convertible into 24.0 million shares of Class A common stock as of March 31, 2015. The 8.75% Convertible Notes matured on April 15, 2015. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.3 million for both the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 160.2840 shares of Class A common stock per $1,000 principal amount of notes, subject to customary adjustments upon certain corporate events, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.10 per share of Class A common stock. The conversion rate will not be adjusted for accrued and unpaid interest to the conversion date.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes due 2016. The 4.50% Convertible Notes are general senior unsecured obligations of the Company. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $3.0 million for both the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. Upon conversion, the Company will pay or deliver cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. As of March 31, 2015, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.68 as of March 31, 2015, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $13.35 per share as of March 31, 2015. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 15.0 million shares of BGC’s Class A common stock as of March 31, 2015, subject to adjustment in certain circumstances.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Principal amount of debt component	$160,000	$160,000	$150,000	$150,000
Unamortized discount	(6,285)	(7,473)	—	—
Carrying amount of debt component	153,715	152,527	150,000	150,000
Equity component	18,972	18,972	—	—
Effective interest rate	7.61%	7.61%	8.75%	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016	4/15/2015	4/15/2015

	4.50% Convertible Notes		8.75% Convertible Notes
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Conversion price	$9.84	$9.84	$6.24	$6.25
Number of shares to be delivered upon conversion	16,260,160	16,260,160	24,042,600	23,990,604
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—	$77,203	$69,514

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the three months ended		For the three months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Coupon interest	$1,800	$1,800	$3,281	$3,281
Amortization of discount	1,187	1,151	—	—

Total interest expense	$2,987	$2,951	$3,281	$3,281

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $2.3 million for both the three months ended March 31, 2015 and 2014, respectively.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $4.3 million for the three months ended March 31, 2015. There was no interest expense related to the 5.375% Senior Notes for the three months ended March 31, 2014.

8.375% Senior Notes

As part of the GFI acquisition, the Company acquired $240.0 million in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due July 2018. The carrying value of these notes as of March 31, 2015 was $255.3 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to GFI’s credit rating, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. The Company recorded interest expense related to the 8.375% Senior Notes of $2.1 million for the three months ended March 31, 2015.

Collateralized Borrowings

Secured loan arrangements

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for the loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 11, 2019. The Company did not have any secured loan arrangements outstanding as of December 31, 2014. As of March 31, 2015, the Company had a $27.9 million secured loan arrangement outstanding which includes $0.3 million of deferred financing costs. The value of the fixed assets pledged as of March 31, 2015 was $22.5 million.

The Company recorded interest expense related to the secured loan arrangement of $0.1 million for the three months ended March 31, 2015. The Company recorded interest expense related to secured loan arrangements of $4 thousand for the three months ended March 31, 2014.

Short Term Borrowings

As part of the GFI Acquisition, the Company acquired a credit agreement as amended, (the “Credit Agreement”) with Bank of America, N.A. and certain other lenders. The Credit Agreement provides for maximum revolving loans of up to $75.0 million through December 2015. The interest rate of the outstanding loan under the credit agreement was 5.5% as of March 31, 2015. As of March 31, 2015 there was $60.0 million of borrowings outstanding. For the month ended March 31, 2015, the Company recorded interest expense related to the Credit Agreement of $0.2 million.

18.	Compensation

The Company’s Compensation Committee may grant various equity-based awards, including restricted stock units, restricted stock, stock options, limited partnership units and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units and FPUs. A maximum of 300 million shares of the Company’s Class A common stock are authorized to be delivered or cash settled pursuant to awards granted. As of March 31, 2015, the limit on the aggregate number of shares authorized to be delivered allows for the grant of future awards relating to 140.8 million shares. Upon vesting of RSUs, issuance of restricted stock or exercise of employee stock options, the Company generally issues new shares of the Company’s Class A common stock.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2014	53,561,990
Granted	8,432,046
Redeemed/exchanged units	(2,708,002)
Forfeited units	(1,059,934)

Balance at March 31, 2015	58,226,100

During the three months ended March 31, 2015 and 2014, the Company granted exchangeability on 4.5 million and 4.5 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $36.6 million and $29.1 million, respectively.

As of March 31, 2015 and December 31, 2014, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 3.8 million and 2.0 million, respectively.

As of March 31, 2015 and December 31, 2014, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $90.7 million and $68.8 million, respectively. As of March 31, 2015 and December 31, 2014, the aggregate estimated fair value of these limited partnership units was $16.3 million and $11.8 million. The number of outstanding limited partnership units with a post-termination pay-out as of March 31, 2015 and December 31, 2014 was 12.8 million and 9.8 million, respectively, of which 8.2 million and 6.9 million were unvested.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of March 31, 2015 and December 31, 2014, the aggregate estimated fair value of these acquisition related limited partnership units was $24.6 million and $24.2 million respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to these limited partnership units that were not redeemed of $4.5 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively, which are included in Compensation and employee benefits in the Company’s unaudited condensed consolidated statements of operations.

The limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $0.4 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2014	2,140,932	$4.70	1.74
Granted	64,554	8.42
Delivered units	(632,168)	4.95
Forfeited units	(41,719)	5.14

Balance at March 31, 2015	1,531,599	$4.75	1.68

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

During the three months ended March 31, 2015 and 2014, the Company granted 0.1 million and 0.1 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $0.5 million and $0.7 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

The Company did not withhold any shares for taxes related to RSUs during the three months ended March 31, 2015 and 2014.

As of March 31, 2015 and December 31, 2014, the aggregate estimated grant date fair value of outstanding RSUs was approximately $7.3 million and $10.1 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $1.6 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was approximately $8.3 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

Pursuant to the Global Partnership Restructuring Program in June 2013, the Company granted approximately 41 million restricted shares of the Company’s Class A common stock. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the three months ended March 31, 2015 approximately 147.8 thousand shares were forfeited in connection with this clause. The restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. During the three months ended March 31, 2015 and 2014, the Company released the restrictions with respect to approximately 0.9 million and 3.6 million of such shares, respectively.

Deferred Cash Compensation

As part of the acquisition of GFI, the Company now maintains a Deferred Cash Award Program which was adopted by GFI on February 12, 2013, and provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. In addition, prior to the completion of the tender offer, GFI’s outstanding RSUs were converted into the right to receive an amount in cash equal to $6.10 per unit, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU. The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended March 31, 2015 was $3.2 million. Total unrecognized compensation cost related to deferred cash compensation prior to the consideration of forfeitures, was approximately $55.2 million and is expected to be recognized over a weighted-average period of 1.73 years.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	2,184,238	$9.66	2.3	$—
Granted	—	—
Exercised options	(30,000)	8.98
Forfeited options	(3,500)	9.92

Options exercisable at March 31, 2015	2,150,738	$9.67	2.1	$—

The Company did not grant any stock options during the three months ended March 31, 2015 and 2014. There were 30 thousand stock options exercised during the three months ended March 31, 2014.

The Company did not record any compensation expense related to stock options for the three months ended March 31, 2015 or 2014, as all of these options had vested in prior years. As of March 31, 2015, all of the compensation expense related to stock options was fully recognized.

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

On January 2, 2015, the judge dismissed Tullett’s RICO claim, noting that Tullett had not produced enough evidence to support its claims. On January 13, 2015, the Company entered into a settlement agreement with Tullett Prebon plc that resolves all ten outstanding lawsuits involving the two companies, including those matters described in the preceding paragraphs. In exchange for such agreement, the Company agreed to pay $100 million in the aggregate to Tullett. In addition, for a period of one year, the Company and Tullett agreed not to hire the senior employees, including desk heads, of the other party and its subsidiaries, which includes employees of GFI should the Company close on its acquisition of GFI. As of December 31, 2014, the Company had accrued the settlement amount and all related expenses incurred through such date in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The Company paid one quarter of the settlement on January 20, 2015, and paid the remaining settlement amount on March 31, 2015.

On March 9, 2012, a purported derivative action was filed in the Supreme Court of the State of New York, County of New York captioned International Painters and Allied Trades Industry Pension Fund, etc. v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 650736-2012. The complaint was dismissed on September 23, 2013. The suit alleged that the terms of the April 1, 2010 8.75% Convertible Notes issued to Cantor were unfair to the Company, the Company’s Controlled Equity Offerings unfairly benefited Cantor at the Company’s expense and the August 2011 amendment to the change in control agreement of Mr. Lutnick was unfair to the Company. It sought to recover for the Company unquantified damages, disgorgement of payments received by defendants, a declaration that the 8.75% Convertible Notes are void and attorneys’ fees (the “New York Complaint”). On April 2, 2012, a purported derivative action was filed in the Court of Chancery of the State of Delaware captioned Samuel Pill v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Civil Action No. 7382-CS, which suit made similar allegations to the New York Complaint, and seeks the same relief (the “Delaware Complaint”). On April 12, 2012, the Delaware Complaint was subsequently amended to delete any claim for relief in connection with the 8.75% Convertible Notes. On June 19, 2012, Plaintiff Samuel Pill voluntarily dismissed the Delaware action, without prejudice. On the same date, Plaintiff Pill refiled his complaint in the Supreme Court of the State of New York, County of New York, captioned Samuel Pill v. Cantor Fitzgerald, L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its

directors, Index No. 652126-2012. The two actions filed in New York were consolidated. Defendants filed a motion to dismiss the consolidated action on August 10, 2012, the motion was fully briefed and argued, and the motion to dismiss was granted on September 23, 2013 without prejudice. Thereafter, Plaintiffs filed a motion to reargue on October 15, 2013. The Plaintiff’ motion to reargue was denied on March 12, 2014, and a final judgment dismissing the consolidated action with prejudice was entered on April 21, 2014. On April 24, 2014, Plaintiffs filed a notice of appeal and pre-argument statement. On January 23, 2015, the Plaintiffs-Appellants filed their opening brief on appeal. The Defendants-Respondents filed their opposition brief on March 25, 2015. Plaintiffs-Appelants filed their reply brief on April 3, 2015.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of March 31, 2015, the Company was contingently liable for $1.5 million under these letters of credit.

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

Indemnification

In connection with the sale of eSpeed, the Company has indemnified NASDAQ OMX for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the Directors and Officers of GFI. As of March 31, 2015, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this indemnification, as the potential for being required to make payments under this indemnification is remote.

20.	Income Taxes

The Company’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners (see Note 3—“Limited Partnership Interests in BGC Holdings” for discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. As of March 31, 2015, the Company had $272.3 million of undistributed foreign pre-tax earnings. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of March 31, 2015, the Company had $8.0 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of December 31, 2014, there were no unrecognized tax benefits. The increase of uncertain tax benefits is a result of the GFI Acquisition. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of March 31, 2015, the Company had approximately $1.2 million of accrued interest related to uncertain tax positions. As of December 31, 2014, there were no accrued interest and penalties related to uncertain tax positions. The increase of accrued interest and penalties related to uncertain tax positions is a result of the GFI Acquisition.

21.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2015, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of March 31, 2015, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2015, $523.4 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $231.1 million.

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

The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income as well as gains that are not considered part of the Company’s ordinary, ongoing business such as the realized gain related to the GFI shares owned by the Company prior to the completion of the tender offer to acquire GFI on February 26, 2015. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units; redemption/exchange of partnership units, issuance of restricted shares and a reserve on compensation-related partnership loans; and allocations of net income to limited partnership units and FPUs) as well as unallocated expenses such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level.

Certain financial information for the Company’s segments is presented below. Certain reclassification have been made to previously reported amounts to conform to the current presentation. See Note 16—“Goodwill and Other Intangible Assets, Net,” for goodwill by reportable segment.

Three months ended March 31, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$122,011	$—	$—	$122,011
Credit	67,175	—	—	67,175
Foreign exchange	72,941	—	—	72,941
Energy and commodities	29,404	—	—	29,404
Equities and other asset classes	36,215	—	—	36,215
Leasing and other services	—	103,563		103,563
Real Estate capital markets	—	53,742	—	53,742
Real estate management services	—	40,602	—	40,602
Fees from related parties	25	—	6,581	6,606
Market data and software solutions	11,527	—	—	11,527
Other revenues	1,659	194	223	2,076

Total non-interest revenues	340,957	198,101	6,804	545,862
Interest income	396	288	1,021	1,705

Total revenues	341,353	198,389	7,825	547,567

	Financial Services	Real Estate Services	Corporate Items	Total
Interest expense	472	—	15,430	15,902
Non-interest expenses	276,982	182,153	68,821	527,956

Total expenses	277,454	182,153	84,251	543,858
Other income (losses), net:
Loss on divestiture	(215)	—	—	(215)
Gains on equity method investments	—	—	803	803
Other income	2,933	—	29,040	31,973

Total other income, net	2,718	—	29,843	32,561

Income (loss) from operations before income taxes	$66,617	$16,236	$(46,583)	$36,270

For the three months ended March 31, 2015, the Financial Services segment income from operations before income taxes includes $2.9 million related to the NASDAQ OMX Transaction consideration and the associated mark-to-market movements and/or hedging. For the three months ended March 31, 2015, the Real Estate Services segment income from operations before income taxes excludes $3.2 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended March 31, 2014 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$113,672	$—	$—	$113,672
Credit	65,446	—	—	65,446
Foreign exchange	52,066	—	—	52,066
Energy and commodities	13,054	—	—	13,054
Equities and other asset classes	29,697	—	—	29,697
Leasing and other services	—	87,545	—	87,545
Real Estate capital markets	—	21,625	—	21,625
Real estate management services	—	39,826	—	39,826
Fees from related parties	28	—	7,004	7,032
Market data and software solutions	2,335	—	—	2,335
Other revenues	10,127	—	292	10,419

Total non-interest revenues	286,425	148,996	7,296	442,717
Interest income	304	116	1,652	2,072

Total revenues	286,729	149,112	8,948	444,789
Interest expense	600	—	8,735	9,335
Non-interest expenses	227,465	134,672	57,573	419,710

Total expenses	228,065	134,672	66,308	429,045
Other income (losses), net:
Losses on equity method investments	—	—	(2,275)	(2,275)
Other income	(2,223)	—	—	(2,223)

Total other income (losses), net	(2,223)	—	(2,275)	(4,498)

Income (loss) from operations before income taxes	$56,441	$14,440	$(59,635)	$11,246

For the three months ended March 31, 2014, the Real Estate Services segment income from operations before income taxes excludes $0.7 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Total assets by reportable segment (in thousands):

Total Assets[1]	Financial Services	Real Estate Services	Total
At March 31, 2015	$4,878,595	$411,647	$5,290,242

At December 31, 2014	$2,318,590	$432,537	$2,751,127

[1]	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three months ended March 31, 2015 and 2014, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues:
United States	$306,940	$254,302
United Kingdom	141,704	104,986
Asia	48,618	44,020
France	20,827	24,132
Other Americas	12,434	6,691
Other Europe/MEA	17,044	10,658

Total revenues	$547,567	$444,789

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of March 31, 2015 and December 31, 2014, respectively, is as follows (in thousands):

	March 31, 2015	December 31, 2014
Long-lived assets:
United States	$1,208,160	$497,749
United Kingdom	259,069	121,735
Asia	27,320	29,459
France	7,137	5,979
Other Americas	18,229	19,188
Other Europe/MEA	8,738	2,549

Total long-lived assets	$1,528,653	$676,659

23.	Subsequent Events

First Quarter 2015 Dividend

On April 28, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share for the first quarter of 2015, payable on May 29, 2015 to Class A and Class B common stockholders of record as of May 15, 2015.

8.75 Convertible Notes

On April 13, 2015, the Company’s $150.0 million of 8.75% Convertible Notes, due April 15, 2015, were fully converted, and as a result, 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, were issued to Cantor Fitzgerald, L.P.

Acquisitions

On May 5, 2015, the Company announced that it has entered into an agreement to acquire Computerized Facility Integration, LLC (“CFI”). CFI is a premier real estate strategic consulting and systems integration firm that provides corporate real estate, facilities management, and enterprise asset management information consulting and technology solutions. The acquisition of CFI will be recorded in the Company’s Real Estate Services segment.

Purchase of Additional GFI Shares

On April 29, 2015, the Company announced that a subsidiary of BGC purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock (the “New Shares”) at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. Due to intercompany elimination, the New Shares and the note will have no impact on the consolidated balance sheet of BGC. Following the issuance of the New Shares, BGC owns approximately 67.0% of GFI’s outstanding common stock.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2015 and 2014. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage company servicing the financial and real estate markets through our Financial Services and Real Estate Services businesses. Our Financial Services business specializes in the brokerage of a broad range of products, including fixed income securities, interest rate swaps, foreign exchange, equities, equity derivatives, credit derivatives, energy and commodity derivatives, and futures. Our Financial Services business also provides a wide range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our BGC Trader™, BGC Market Data, Trayport® and FENICS® brands, we offer financial technology solutions, market data, and analytics related to select financial instruments and markets.

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

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. We have offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Bogota, Boston, Brussels, Buenos Aires, Cape Town, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Dublin, Hong Kong, Houston, Istanbul, Johannesburg, Lima, Los Angeles, Madrid, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, San Francisco, Santa Clara, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, Washington, D.C. and Zurich.

We remain confident in our future growth prospects as we continue to increase the scale and depth of our Financial Services and Real Estate Services platforms and continue to seek market driven opportunities to expand our business in numerous financial asset classes. This was exemplified by the successful completion of our tender offer for the majority of GFI’s outstanding common shares. Beginning on March 2, 2015, BGC began consolidating the results of GFI, which continues to operate as a controlled company and as a separately branded division of BGC. We also continued to complete the purchase of remaining Apartment Realty Advisers (“ARA”) members during the first quarter of this year. By adding the leading brokerage companies to our platform, we have greatly broadened the scope and depth of services we can provide to our clients across our consolidated business. We also continued to make key hires around the world and integrate other recent acquisitions onto our global platform. We expect these additions to increase our earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitable hirings.

Successful Completion of Tender Offer to Acquire GFI Group, Inc.

On February 26, 2015, we successfully completed our tender offer to acquire shares of common stock, par value $0.01 per share (the “Shares”), of GFI Group Inc. (“GFI”) for $6.10 per share in cash and accepted for purchase 54.3 million shares (the “Tendered Shares”) tendered to us pursuant to our offer (the “Offer”). The Tendered Shares, together with the 17.1 million Shares already owned by us, represent approximately 56% of GFI’s outstanding shares. We issued payment for the Tendered Shares on March 4, 2015 in the aggregate amount of $331.1 million. As part of the tender offer agreement with GFI, BGC Partners became entitled to designate six out of eight directors of the GFI Board of Directors. These designees were appointed to the GFI Board effective February 26, 2015. GFI, along with its Trayport and Fenics brands, is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves more than 2,500 institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes. As of March 2, 2015, GFI operates as a controlled company and as a division of BGC, reporting to Shaun Lynn, President of BGC, and its financial results will be consolidated as part of BGC going forward. Additionally, BGC and GFI are expected to remain separately branded divisions for the foreseeable future.

Prior to the completion of the tender offer, GFI was a party to a series of agreements, including an Agreement and Plan of Merger (the “CME Merger Agreement”) and a Purchase Agreement (the “IDB Purchase Agreement”), each dated as of July 30, 2014, as amended, with CME Group Inc. (“CME”) and certain of its affiliates, whereby GFI had agreed to merge with and into a wholly owned subsidiary of CME (the “CME Merger”) and, immediately following such merger, a private consortium of current GFI management would acquire GFI’s wholesale brokerage and clearing businesses from CME (such transactions collectively, the “CME Transaction”). In addition, CME, Jersey Partners, Inc. (“JPI”), and certain other stockholders of GFI, who collectively control approximately 38% of the outstanding shares of the GFI common stock, entered into an agreement, dated as of July 30, 2014 (the “Support Agreement”), that provided for such stockholders to vote for the CME Transaction and vote against any alternative transaction and that prevented such stockholders from transferring their shares, including by tendering into the tender offer. The CME Merger Agreement and the CME Transaction were terminated on January 30, 2015. The restrictions in the Support Agreement continue until on or about January 30, 2016.

On April 28, 2015, a subsidiary of BGC purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock (the “New Shares”) at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. Due to intercompany eliminations, the New Shares and the note will have no impact on the consolidated balance sheet of BGC. GFI expects that any funds received in payment of the principal of the note would be earmarked for repayment of GFI’s existing $240 million senior notes due July 2018 (the “GFI Notes”) or potentially be the basis of collateral with respect to the GFI Notes. Following the issuance of the New Shares, BGC owns approximately 67.0% of GFI’s outstanding common stock.

In addition, we have retained Cantor Fitzgerald to assist in the sale of Trayport. We expect numerous parties to be interested in acquiring this business at a valuation that reflects its high margins, growth rate, leading technology, and strategic importance in the global energy and commodities markets. We anticipate completing a transaction before the end of 2015. The gain from a sale of Trayport will be excluded from distributable earnings. A successful sale of Trayport, combined with increased profits from integrating GFI, growing our fully electronic businesses, and the strength of our Real Estate Services business, will lead to dramatically higher liquidity. We also anticipate receiving over $635 million in additional NASDAQ OMX stock over time. As we execute our strategy, we expect to have significant capital with which to pay dividends, repurchase shares and/or units of BGC, profitably hire, and make accretive acquisitions, all while maintaining our investment grade rating.

We believe the combination of BGC and GFI will create a strong and diversified company, well positioned to capture future growth opportunities. Through this combination, we expect to deliver substantial benefits to customers of the combined company, and we expect to become the largest and most profitable wholesale brokerage company. We also believe this is a highly complementary combination, which will result in meaningful economies of scale. While the front office operations will remain separately branded divisions, we plan on integrating the back office, technology, and infrastructure of these two companies in a smart and deliberate way. By the first quarter of 2016, we expect to save at least $50 million annually on items including network infrastructure, telephone lines, data centers, vendors, disaster recovery, regulatory capital and interest expense. We anticipate producing at last $40 million in further annualized cost savings by the second anniversary of the transaction for a total of at least $90 million. We also expect to generate increased productivity per broker and to continue converting voice and hybrid broking to more profitable fully electronic trading, all of which should lead to increased revenues, profitability and cash flows.

NASDAQ OMX Transaction

On June 28, 2013, we completed the sale (the “NASDAQ OMX Transaction”) of certain assets to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). NASDAQ OMX purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (the “Purchased Assets” or “eSpeed”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ OMX is equal to or greater than $25 million. Through March 31, 2015, we have received 1,984,494 shares of NASDAQ OMX common stock in accordance with the agreement. The contingent future issuances of NASDAQ OMX common stock are also subject to acceleration upon the occurrence of certain events, including the acquisition by any person of 50% or more of NASDAQ OMX’s stock (including by merger), NASDAQ OMX ceasing to hold Purchased Assets representing 50% or more of the aggregate revenue attributable to the Purchased Assets as of the closing, and the sale of all or substantially all of NASDAQ OMX’s assets, as well as to certain anti-dilution provisions.

As a result of the sale of eSpeed, we only sold our on-the-run; benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. We continue to offer voice brokerage for on-the-run U.S. Treasuries, as well as across various other products in rates, credit, FX, market data and software solutions. As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, our remaining ebusiness, excluding Trayport, generated $40.8 million in revenues during the three months ended March 31, 2015, a record quarter for us. This represents an over 70% increase from eSpeed revenues from the first and second quarters of 2013, the last two comparable periods we owned eSpeed. Going forward we expect these businesses to become an even more valuable part of BGC as they continue to grow faster than, and be substantially larger than eSpeed ever was for us. For the purposes of this document, the assets sold may be referred to as “eSpeed,” and the fully electronic businesses remaining with BGC may be referred to as “retained.”

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

On January 13, 2015, BGC Partners entered into a settlement of previously disclosed litigation with Tullett Prebon plc (“Tullett”) that resolves all ten outstanding lawsuits involving the two companies. In exchange for such agreement, BGC Partners agreed to and paid $100 million in the aggregate to Tullett. The settlement amount is a fraction of the amount that Tullett originally claimed, which, as previously reported, was in excess of $1 billion. In addition, on January 2, 2015, the judge dismissed Tullett’s RICO claim, noting that Tullett had not produced enough evidence to support its claims.

Going forward, the Company does not expect to have further expenses, including legal fees, relating to these claims. Over the course of the past five years, such fees have totaled tens of millions of dollars. In addition, for a period of one year, the Company and Tullett have agreed not to hire the senior employees, including desk heads, of the other party and its subsidiaries, which includes employees of GFI.

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

In recent years, our Financial Services businesses have faced challenging market conditions. While our foreign exchange (“FX”) equities and other asset classes, and energy and commodities businesses operated in a generally improved macro environment over the last three quarters, our rates and credit businesses continued to face a challenging macro backdrop. The continued low volume environment facing our rates and credit businesses has been part of a greater industry trend that has been attributed to a number of cyclical factors, including extreme monetary policies by several major central banks including the Federal Reserve, Bank of England, Bank of Japan, and more recently, the European Central Bank. These accommodative monetary policies have resulted in historically low levels of volatility and interest rates across most financial markets. The global credit markets have also faced structural issues such as the higher bank capital requirements under Basel III. Consequently, these factors contributed to lower trading volumes in our Rates and Credit asset classes across most geographies in which we operate.

Regulators in the U.S. have finalized most of the new rules across a range of financial marketplaces, including OTC derivatives, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Many of these rules became effective during 2013 and 2014 with ongoing phase-ins anticipated over the course of 2015 and coming years. Legislators and regulators in Europe and the Asia-Pacific region have crafted similar rules, some of which were implemented beginning in 2014, specifically those falling under the Markets in Financial Instruments Directive II (“MiFID II”), while others are expected to be implemented in the future.

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

Rates volumes in particular are influenced by market volatility, which has remained tempered compared to long-term historical averages due to continued quantitative easing undertaken by the various central banks. Quantitative easing entails the central banks buying government securities or other securities in the open market—particularly longer-dated instruments—in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge—thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its Quantitative Easing program in the fourth quarter of 2014, the U.S. Federal Reserve still had approximately $3.8 trillion worth of long-dated U.S. Treasury and Federal Agency securities as at April 8, 2015, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past three years and continue to do so.

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

During the three months ended March 31, 2015, industry volumes were generally mixed for most of the OTC and listed products we broker in rates, credit, FX, equities, energy and commodities, as compared with the first quarter of 2014. For example, volumes were generally up within FX, equities, and energy and commodities, while volumes were generally down within rates and credit. Below is a discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including; global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. While the amount of global sovereign debt outstanding remains high by historical standards, the level of secondary trading and related hedging activity remains muted. For example, according to the Federal Reserve, the average daily volume of U.S. Treasuries amongst primary dealers was flat as compared with a year earlier. Additionally, interest rate volumes were down by 27% and 2% at ICE and Eurex, respectively. Our fully electronic rates revenues were up approximately 54% from a year earlier, driven largely by double-digit organic growth. Overall revenues from rates products were up by 7% during the period to $122.0 million, primarily driven by the addition of GFI, Remate and R.P. Martin.

Our rates revenues are not totally dependent on market volumes and therefore do not always fluctuate consistently with industry metrics. This is largely because our voice, hybrid, and fully electronic desks in rates often have volume discounts built into their price structure, which results in our rates revenues being less volatile than the overall industry volumes.

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (“OECD”)—which includes almost all of the advanced and developed economies of the world—reported that general government debt as a percentage of GDP will be 71.7% for the entire OECD in 2016. This would represent a slight increase from 69.4% in 2013, but is up considerably from the 39.1% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing will continue to negatively impact financial markets, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the continued accommodative monetary policy of many major central banks.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives side of this business are impacted by sovereign and corporate issuance. Global credit derivative market turnover has declined due to uncertainty surrounding recently enacted rules for the clearing of credit derivatives in the U.S. along with non-uniform regulation across different geographies. In addition, corporate and asset-backed bond trading has continued to decline for many of our large bank customers as they reduce their inventory of bonds in order to comply with Basel III and other international financial regulations. During the quarter, primary dealer average daily volumes for corporate and mortgaged-backed bonds (“MBS”)—a reflection of the cash market—exhibited mixed trends, with corporate bond and non-agency MBS bond volumes down by 5% and 6%, respectively, while Federal Agency bonds were up by 48% from the prior year, all according to the Federal Reserve. Total dealer gross notional credit derivatives outstanding as reported by SIFMA—a reflection of the inter-dealer derivatives market—was down by 46% from the prior period. Our fully electronic credit revenues were up approximately 67%, driven largely by double-digit organic growth, while overall credit revenues increased by 3% to $67.2 million, primarily driven by the acquisition of GFI.

Foreign Exchange Volumes and Volatility

Global FX volumes were generally mixed to up during the first quarter of 2015, largely as a result of an uptick in volatility related to diverging monetary policy across many central banks. Our fully electronic FX revenues increased over 80%, while our overall FX revenues increased 40% to $72.9 million, primarily related to strong organic growth and the acquisitions of GFI, Remate and R.P. Martin. In comparison, FX volumes decreased by approximately 2% at Thomson Reuters and increased by 17% at the CME.

Equities and Other Asset Classes

Global equity markets were generally flat to up during the quarter. The number of U.S. shares traded was flat, while notional value of European shares traded increased by 22%, according to Credit Suisse Equity Research. According to the OCC, average daily equity option volumes were down 4% versus the first quarter of 2014. In comparison, our overall revenues from equities and other asset classes increased by 22% to $36.2 million, driven by the acquisition of GFI.

Energy and Commodities

Energy volumes were generally up during the first quarter 2015, driven by increased volatility exhibited in global oil prices, while commodity volumes were generally flat to down. At CME and the ICE, energy volumes were up 26% and 13%, respectively, while commodities volumes were flat at CME and down 5% at the ICE. Our energy and commodities revenues were up by 125% to $29.4 million, largely driven by the acquisition of GFI and HEAT Energy Group.

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

Our Financial Services electronic trading, market data and software solutions revenue, excluding Trayport, increased by approximately 73.7% doubling to $40.8 million or 12.0% of segment revenue for the quarter, as compared with $23.5 million or 8.2% for the quarter ended March 31, 2014. The increase in these retained technology-based revenues for the quarter was due to the acquisition of GFI along with the double-digit growth from the brokerage of fully electronic rates, credit, and Spot FX as well as higher market data revenues. We now offer electronically traded products on a significant portion of our Financial Services segment’s more than 200 Financial Services desks. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of our technology-based businesses to further improve this segment’s profitability.

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

Our Real Estate Services segment continued to show solid growth and generated approximately 36% of our revenues in the quarter ended March 31, 2015. Real Estate brokerage revenues grew by over 44% year-over-year, which included growth in real estate capital markets of 149% and in leasing and other services of 18%. This growth was primarily driven by the addition of Cornish & Carey and ARA along with organic growth. While we benefited from positive industry trends, we believe that NGKF once again made strong market share gains. Our Real Estate management services and other revenues were up by 3%; and overall revenues improved by over 33%. Our acquisitions of Cornish & Carey and ARA are expected to continue to drive future growth of our Real Estate Services business, particularly in the higher margin capital markets brokerage space.

We expect the overall profitability of our Real Estate Services business to increase as we increase its size and scale. However, the pre-tax margins in the segment are also impacted by the mix of revenues generated by NGKF. For example, real estate capital markets, which includes sales, commercial mortgage broking, and other financial services, generally has larger transactions that occur with less frequency and more seasonality when compared with leasing advisory. However, real estate capital markets tends to have significantly higher pre-tax margins than NGKF as a whole. Leasing advisory revenues are generally more predictable than revenues from real estate capital markets, while pre-tax earnings margins tend to be more similar to those of the segment as a whole. Property and facilities management, which together are called “real estate management services,” generally have the most predictable and steady revenues, but pre-tax earnings margins below those for NGKF as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period of time, which provides us with stable and foreseeable sources of brokerage revenues.

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

Economic Growth in the U.S.

The U.S. economy is believed to have expanded by an annualized rate of 0.2% during the first quarter of 2015 according to the U.S. Bureau of Economic Analysis’s advance estimate, as compared to an average annual increase of 2.4% for the twelve months ended 2014. Many economists believe that U.S. economic growth faces near-term headwinds with a strengthening U.S. Dollar and declining energy prices. However, according to the most recent Bloomberg survey of economists, the consensus is for U.S. GDP to expand by 2.8% in 2015 and 2016. This moderate pace of growth should keep interest rates and inflation low by historical standards.

The Bureau of Labor Statistics reported that employers added a monthly average of 197,000 net new payroll jobs during the first quarter, as compared to 193,000 in the prior year period. U.S. employers added 126,000 jobs in March, the lowest total since December 2013, breaking a streak of twelve consecutive months of job gains above the 200,000 mark. Despite the return to pre-recession unemployment rates (5.5% as of March 2015), the number of long-term unemployed and the labor force participation rate (near a 35-year low) remain disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended the first quarter at 1.92% after rising from its recent low of 1.68% on February 2, 2015. Treasury yields have remained low by historical standards, in large part due to tempered expectations surrounding the Federal Open Market Committee (“FOMC”) willingness to raise the federal funds rate in the near-term. In October 2014, the FOMC formally ended its quantitative easing program, which was responsible for the purchase of over $3.9 trillion worth of Treasury bonds and mortgage-backed securities. In the FOMC’s most recent March 2015 meeting, the Committee lowered its growth expectations for the U.S. economy for 2015, 2016 and 2017. This guidance, along with declining energy prices in the first quarter of 2015, has led many economists to revise forecasts of any potential increase in interest rates back to the third quarter of 2015.

The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of excess space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and low interest rates helped push vacancy rates down for the office, apartment, retail and industrial markets. The low level of new construction over the past few years has meant that tenants have been funneled into existing vacant space with the exception of apartments, where construction has propelled the market into a new expansion cycle. Asking rental rates posted moderate gains across all property types during the first quarter 2015, propelled by demand for Class A assets in the top submarkets. The following trends drove the commercial real estate market for the first quarter of 2015:

•	Strong U.S. employment growth and rising home values have fueled the economy and generated increased demand for commercial real estate space across all major sectors:

•	Technology, professional and business services and healthcare continued to power demand for office space, Declining oil prices will pose a challenge in 2015 for Texas and other energy-dependent markets:

•	E-commerce and supply-chain optimization created tenant and owner-user demand for warehouses and distribution centers;

•	Apartment rents benefited from strong job growth, and underlying demographic trends towards urban living amongst younger adults; and

•	Strong corporate earnings combined with increased leisure travel generated demand for hotel room-nights.

Market Statistics

Following the financial crisis of 2007/2008, the U.S. commercial property market saw steep declines in price and activity in 2009. In 2010, the market began to recover, and the U.S commercial property market as a whole has since posted twenty-two consecutive quarters of gains in commercial property prices, as measured by the Commercial Property Price Index, reported by Real Capital Analytics (“RCA”). Additionally, U.S. commercial real estate sales volumes have increased in twenty-one of the last twenty-two quarters, as reported by RCA. If the U.S. economy continues to expand at the moderate pace envisioned by many economists, we would expect this to fuel the continued expansion of demand for commercial real estate.

According to CoStar’s Value-Weighted U.S. Composite Index, average prices were up by more than 13% in February year-over-year. During the quarter, the dollar volume of significant property sales rose by 45% above the year ago period according to RCA. In comparison, our real estate capital markets revenue increased by 149% year-over-year, primarily due to growth resulting from the acquisitions of Cornish & Carey, ARA and organic growth.

Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. According to Newmark Grubb Knight Frank Research, the overall vacancy rate for office properties in the nation’s key markets ended the first quarter of 2015 at 14.3%, down from 14.9% a year earlier, marking the lowest level since the fourth quarter of 2008. Rents for all property types in the U.S. continued to improve modestly. According to NGKF Research gross absorption for office, and industrial space declined by 8.4% for the trailing twelve months ended March 2015.

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

As of March 31, 2015, our front-office headcount was up by 62% year-over-year to 3,872 brokers, salespeople and other front-office professionals. This increase was primarily due in part to the acquisition of GFI, Cornish & Carey, ARA and R.P. Martin. For the quarter ended March 31, 2015, average revenue generated per front-office employee decreased 1.7% from a year ago to approximately $159,000. The decrease in overall company revenue per front-office employee was primarily driven by the integration of approximately 1,500 new brokers and salespeople onto our platform, in which headcount growth outpaced revenue growth in our Financial Services and Real Estate Services businesses. BGC’s average revenue per front office employee has historically declined year-over-year for the periods following significant headcount increases, because the additional brokers and salespeople generally achieve significantly higher productivity levels in their second year with the Company. In addition, Cornish & Carey and ARA have traditionally had more pronounced seasonality in the first calendar quarter than has the rest of the Company’s Real Estate Services business.

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

Since 2013, our acquisitions have included Sterling International Brokers Limited, HEAT Energy Group, Remate Lince, Cornish & Carey Commercial, ARA, R.P Martin and GFI.

During the year ended December 31, 2013, we acquired the business and certain assets of Sterling International Brokers Limited, a London-based financial brokerage firm specializing in Pound Sterling and other major currency transactions.

During 2014 we completed the following acquisitions in our Financial Services business: Remate Lince, the leading Mexican inter-dealer broker focusing on interest rate derivatives and fixed income; HEAT Energy Group, which specializes in East Coast U.S. power brokerage and; R.P. Martin a market-leading interdealer brokerage focusing on European interest rates and foreign exchange products. We also continued to make key hires around the world. We expect these additions to increase to earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitably hire, and we are confident in our ability to utilize our capital to achieve strong revenue and earnings growth going forward.

During 2014 in our Real Estate Services business we completed the acquisition of members of ARA, the nation’s largest privately held, multi-housing brokerage and the acquisition of Cornish & Carey, the leading commercial real estate services company in the Bay Area and Silicon Valley. ARA had approximately 100 brokers with offices nationwide and completed more than $3.3 billion in multi-family sales in the first six months of 2014. Cornish had over 275 brokers and generated approximately $135 million in revenues in 2013. Accordingly, we have greatly broadened the scope and depth of services we can provide to our clients in Northern California and across the U.S.

On February 26, 2015 we announced the successful completion of our tender offer for the majority of GFI Group, Inc.’s outstanding common shares. GFI is a leading intermediary in the global OTC and Listed markets, offering an array of sophisticated trading technologies and products and generated over $880 million in revenues in 2014. The acquisition of GFI represents the largest acquisition in our history. GFI is a controlled company that operates as separately branded division of BGC. Additionally, BGC has nominated three-fourths of GFI’s board of directors. As of April 1, 2015 we own approximately 56% of GFI’s outstanding common shares. We expect the consolidated company to be the world’s largest and most profitable wholesale financial brokerage company.

On April 29, 2015, we announced that a subsidiary of BGC purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock (the “New Shares”) at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. Due to intercompany elimination, the New Shares and the note will have no impact on the consolidated balance sheet of BGC. GFI expects that any funds received in payment of the principal of the note would be earmarked for repayment of GFI’s existing $240 million senior notes due July 2018 (the “GFI Notes”) or potentially be the basis of collateral with respect to the GFI Notes. Following the issuance of the New Shares, BGC owns approximately 67.0 percent of GFI’s outstanding common stock.

In addition, we have retained Cantor Fitzgerald to assist in the sale of Trayport. We expect numerous parties to be interested in acquiring this business at a valuation that reflects its high margins, growth rate, leading technology, and strategic importance in the global energy and commodities markets. We anticipate completing a transaction before the end of 2015.

On May 5, 2015, the Company announced that it has entered into an agreement to acquire Computerized Facility Integration, LLC (“CFI”). CFI is a premier real estate strategic consulting and systems integration firm that manages over three billion square feet globally for Fortune 500 companies, owner-occupiers, government agencies, healthcare and higher education clients. CFI provides corporate real estate, facilities management, and enterprise asset management information consulting and technology solutions that yield hundreds of millions of dollars in cost-savings for its client base on an annual basis. Upon close, the acquisition is expected to complement and drive future growth opportunities within Newmark Grubb Knight Frank’s (“NGKF”) Global Corporate Services business and within CFI’s extensive client base.

FINANCIAL HIGHLIGHTS

For the three months ended March 31, 2015 we had income from operations before income taxes of $36.3 million compared to income from operations before income taxes of $11.2 million in the year earlier period. Our results include the results of GFI for the month of March. Total revenues for the quarter ended March 31, 2015 increased approximately $102.8 million to $547.6 million primarily due to increased brokerage revenues. Total expenses increased approximately $114.8 million to $543.9 million primarily due to a $77.2 million increase in total compensation and employee benefits. Also contributing to the increase was a $37.6 million increase in total non-compensation expenses. The absolute increase in quarterly expenses was primarily due to the impact of acquisitions, as well as interest expense related to our December 2014 issuance of $300 million 5.375% Senior Notes due in 2019. Other Income (losses), net increased by $37.1 million to $32.6 million. This was primarily due to a $29.0 million realized gain recorded in the three months ended March 31, 2015 related to the 17.1 million of GFI shares owned by us prior to the successful completion of the tender offer to acquire GFI on February 26, 2015. While the front office operations of GFI and BGC will remain separately branded, we have already begun integrating the support functions, technology, and infrastructure of these two companies. By the first quarter of 2016, we expect to reduce our expense run rate by at least $50 million a year on items including network infrastructure, telephone lines, data centers, vendors, disaster recovery, and interest expense. We anticipate producing at least $40 million in further annualized cost savings by the second anniversary of the transaction, for a total of at least $90 million in savings. This excludes expenses expected to be incurred by GFI’s Trayport business, and excludes the impact of any potential future acquisitions or net increase in headcount due to hires made going forward. We also expect to increase productivity per broker and to continue converting voice and hybrid broking to higher margin fully electronic trading, all of which should lead to increased revenues and profitability. By freeing up duplicative capital set aside for regulatory and clearing purposes, we will also be able to use our balance sheet more efficiently.

Our Real Estate Services business (“NGKF”) benefited from the acquisitions of ARA and Cornish & Carey in 2014 and continues to benefit from the low interest rate environment, easier availability of credit and a steadily improving U.S. economy. According to NGKF’s research team, the overall leasing market continued to improve, with the combined vacancy rate for office, industrial, and retail properties declining from 9.1% to 8.5% year-over-year. In real estate capital markets, first quarter U.S. commercial sales volumes were up by 45% according to Real Capital Analytics. Financing activity was also robust, with U.S. non-agency CMBS issuance up by over 20% for the trailing twelve months ended March 31, 2015, according to Commercial Mortgage Alert. While helped by these positive industry trends, we believe that NGKF continued to gain market share. Our revenues from leasing and other services improved by 18.3% to $103.6 million, while real estate capital markets increased by 148.5% to $53.7 million. Management services and other revenues were up 2.9% to $41.1 million, while NGKF’s overall revenues improved by 33.0% to $198.4 million. Pre-tax earnings increased by 12.4% to $16.2 million in Real Estate Services. Industry wide, commercial real estate brokers tend to be seasonally slowest in the first calendar quarter of the year in terms of revenues and profitability, sequentially stronger in each of the next two quarters, and then strongest in the fourth calendar quarter. Based on these historical patterns, we are confident in reaching our goal for our Real Estate Services business to generate at least $1 billion in revenues for the full year 2015.

Going forward, we have retained Cantor Fitzgerald to assist in the sale of Trayport. We expect numerous parties to be interested in acquiring this business at a valuation that reflects its high margins, growth rate, leading technology, and strategic importance in the global energy and commodities markets. We anticipate completing a transaction before the end of 2015. A successful sale of Trayport, combined with increased profits from integrating GFI, growing our fully electronic businesses, and the strength of our Real Estate Services business, will lead to dramatically higher liquidity. We also anticipate receiving over $635 million in additional NASDAQ OMX stock (stock value based on the closing price on April 28, 2015) over time. As we execute our strategy, we expect to have significant capital with which to pay dividends, repurchase shares and/or units of BGC, profitably hire, and make accretive acquisitions, all while maintaining our investment grade rating.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015		2014
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$415,283	75.9%	$303,598	68.2%
Principal transactions	69,768	12.7	79,507	17.9

Total brokerage revenues	485,051	88.6	383,105	86.1
Real estate management services	40,602	7.4	39,826	9.0
Fees from related parties	6,606	1.2	7,032	1.6
Market data and software solutions	11,527	2.1	2,335	0.5
Interest income	1,705	0.3	2,072	0.5
Other revenues	2,076	0.4	10,419	2.3

Total revenues	547,567	100.0	444,789	100.0
Expenses:
Compensation and employee benefits	346,813	63.3	275,299	61.9
Allocation of net income and grant of exchangeability to limited partnership units and FPUs	37,054	6.8	31,323	7.0

Total compensation and employee benefits	383,867	70.1	306,622	68.9
Occupancy and equipment	42,965	7.9	40,921	9.2
Fees to related parties	4,567	0.8	1,807	0.4
Professional and consulting fees	23,052	4.2	11,089	2.5
Communications	24,937	4.6	20,458	4.6
Selling and promotion	20,476	3.7	18,025	4.1
Commissions and floor brokerage	6,278	1.1	4,206	0.9
Interest expense	15,902	2.9	9,335	2.1
Other expenses	21,814	4.0	16,582	3.7

Total expenses	543,858	99.3	429,045	96.4

Other income (losses), net:
Loss on divestiture and sale of investments	(215)	(0.0)	—	—
Gains (losses) on equity method investments	803	0.1	(2,275)	(0.5)
Other Income (loss)	31,973	5.8	(2,223)	(0.5)

Total other income (losses), net	32,561	5.9	(4,498)	(1.0)

Income from operations before income taxes	36,270	6.6	11,246	2.6
Provision for income taxes	10,046	1.8	744	0.2

Consolidated net income	26,224	4.8	10,502	2.4
Less: Net income attributable to noncontrolling interest in subsidiaries	12,169	2.2	2,494	0.6

Net income available to common stockholders	$14,055	2.6%	$8,008	1.8%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

Brokerage Revenues

Total brokerage revenues increased by $101.9 million, or 26.6%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Commission revenues increased by $111.7 million, or 36.8%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Principal transactions revenues decreased by $9.7 million, or 12.2%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

The increase in brokerage revenues was primarily driven by organic growth and acquisitions across both of our operating segments.

The increase in rates revenues of $8.3 million was primarily due to the acquisition of GFI.

Our fully electronic credit revenues increased by $5.1 million as compared to the three months ended March 31, 2014, and our overall credit revenues increased by 2.6% to $67.2 million in the three months ended March 31, 2015. This increase was mainly due to our acquisition of GFI.

Our FX revenues were up by 40.1% to $72.9 million for the three months ended March 31, 2015. This increase was primarily driven by growth across on voice, hybrid, and fully electronic desks most notably in our e-brokered foreign exchange spot and derivative products.

Our brokerage revenues from energy and commodities increased $16.4 million, or 125.2%, to $29.4 million for the three months ended March 31, 2015. This increase was primarily driven by organic growth and our acquisition of GFI.

Our brokerage revenues from equities and other asset classes increased $6.5 million, or 22.0%, to $36.2 million for the three months ended March 31, 2015. This increase surpassed most relevant industry volumes.

Total Real Estate brokerage revenues increased by $48.1 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily driven by growth in the leasing and consulting businesses, increased operating efficiencies resulting from the successful integration of acquisitions and continued improvements in broker productivity.

Leasing and other services revenues increased by $16.0 million, or 18.3%, to $103.6 million for the three months ended March 31, 2015 as compared to the prior year period. This increase was primarily driven by positive industry trend, including U.S. commercial sales volumes and financing activities.

Real estate capital markets revenues increased by $32.1 million, or 148.5%, to $53.7 million for the three months ended March 31, 2015 as compared to the prior year period. This increase was primarily driven by the acquisition of ARA.

Real Estate Management Services

Real estate management services revenue increased $0.8 million for the three months ended March 31, 2015.

Fees from Related Parties

Fees from related parties decreased by $0.4 million, or 6.1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease was primarily due to decreased revenues related to our expense reduction program.

Market Data and Software Solutions

Market data and software solutions revenues increased by $9.2 million, or 393.7%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was primarily due to the purchase of GFI.

Interest Income

Interest income decreased by $0.4 million, or 17.7%, to $1.7 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease was primarily driven by interest received on a tax refund received during the three months ended March 31, 2014, as well as a reduction in employee loan balances.

Other Revenues

Other revenues decreased by $8.3 million to $2.1 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease was primarily due to a settlement related to litigation received during the three months ended March 31, 2014.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $71.5 million, or 26.0%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The main driver of this increase was the acquisition of GFI and associated increase in headcount. The increased compensation expense was also associated with higher brokerage revenues during the three months ended March 31, 2015 as compared to the prior year period.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

The Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $5.7 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily driven by an increase in charges related to grants of exchangeability to limited partnership units during the quarter as compared to the three months ended March 31, 2014.

Occupancy and Equipment

Occupancy and equipment expense increased $2.0 million to $43.0 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase was primarily driven by our acquisitions of Cornish & Carey and ARA in our Real Estate Services segment, and our acquisition of GFI in our Financial Services segment.

Fees to Related Parties

Fees to related parties increased by $2.8 million, or 152.7%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $12.0 million, or 107.9%, to $23.1 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was primarily driven by costs associated with the acquisition of GFI during the three months ended March 31, 2015.

Communications

Communications expense increased by $4.5 million, or 21.9%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily driven by the acquisition of GFI. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $2.5 million, or 13.6%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was primarily due to the acquisition of GFI.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $2.1 million, or 49.3%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to the acquisition of GFI.

Interest Expense

Interest expense increased by $6.6 million, or 70.3%, to $15.9 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was primarily driven by the interest expense associated with our 5.375% Senior Notes issued in December 2014, and due to the acquisition of GFI.

Other Expenses

Other expenses increased by $5.2 million, or 31.6%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily driven by charges taken in our Real Estate Services related to the acquisitions of Cornish & Carey and ARA.

Other Income (losses), net

Loss on Divestiture

The loss on divestiture of $215 thousand related to the sale of KGL by GFI.

Gains (losses) on Equity Method Investments

Gains on equity method investments increased by $3.1 million, or 135.3%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but do not control.

Other Income

Other income increased $34.2 million, or 1,538.3%, to $32.0 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily driven by the recognition of the cumulative realized gain of $29.0 million on the 17.1 million shares of GFI common stock owned by us prior to the tender offer. This gain was previously included as part of Other comprehensive income (loss) on our marketable securities which provided a part of the consideration for the acquisition of GFI, and the associated mark-to-market movements and/or hedging related to our NASDAQ OMX Transaction earn-out. The increased income was driven by the year-over-year increase in the share price.

Provision for Income Taxes

Provision for income taxes increased $9.3 million to $10.0 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily driven by an increase in taxable income in the three months ended March 31, 2015 as compared to the year earlier period. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $9.7 million, to $12.2 million, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was due to the increase in allocation of net income to Cantor units in the three months ended March 31, 2015. Also contributing to this increase was the allocation of GFI income to Redeemable noncontrolling interests.

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

Three months ended March 31, 2015 (in thousands):

	Financial Services*	Real Estate Services*	Corporate Items	Total
Total revenues	$341,353	$198,389	$7,825	$547,567
Total expenses	277,454	182,153	84,251	543,858
Total other income, net	2,718	—	29,843	32,561

Income (loss) from operations before income taxes	$66,617	$16,236	$(46,583)	$36,270

*	For the three months ended March 31, 2015, the Financial Services segment income from operations before income taxes includes $2.9 million related to the earn-out portion of the NASDAQ OMX Transaction consideration and the associated mark-to-market movements and/or hedging. For the three months ended March 31, 2015, the Real Estate Services segment income from operations before income taxes excludes $3.2 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended March 31, 2014 (in thousands):

	Financial Services	Real Estate Services*	Corporate Items	Total
Total revenues	$286,729	$149,112	$8,948	$444,789
Total expenses	228,065	134,672	66,308	429,045
Total other income (losses), net	(2,223)	—	(2,275)	(4,498)

Income (loss) from operations before income taxes	$56,441	$14,440	$(59,635)	$11,246

*	For the three months ended March 31, 2014, the Real Estate Services segment income from operations before income taxes excludes $0.7 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Segment Results for the Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

•	Revenues for Financial Services increased approximately $54.6 million, or 19.1%, to $341.4 million for three months ended March 31, 2015 from $286.7 million for the three months ended March 31, 2014. The increase in revenues for our Financial Services segment was primarily due to an increase in brokerage revenues in Energy and commodities, Foreign exchange, Rates and Credit (primarily due to the acquisition of GFI), as well as an increase in Equities and Other Asset Classes, and an increase in market data and software solutions.

•	Revenues for Real Estate Services increased approximately $49.3 million, or 33%, to $198.4 million for the three months ended March 31, 2015 from $149.1 million for the three months ended March 31, 2014. The increase in revenues for our Real Estate Services segment was primarily due to the acquisitions of Cornish & Carey and ARA, and an increase in broker productivity along with favorable industry trends in sales and leasing for the U.S. commercial real estate market.

Expenses

•	Total expenses for Financial Services increased approximately $49.4 million, or 21.7%, to $277.5 million for the three months ended March 31, 2015 from $228.1 million for the three months ended March 31, 2014. The increase in expenses for our Financial Services Segment was primarily due to the acquisition of GFI.

•	Total expenses for Real Estate Services increased approximately $47.5 million, or 35.3%, to $182.2 million for the three months ended March 31, 2015 from $134.7 million for the three months ended March 31, 2014. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher revenues.

Other income (losses), net

•	Other income (losses), net, for Financial Services increased approximately $4.9 million to $2.7 million for the three months ended March 31, 2015 from a loss of $2.2 million for the three months ended March 31, 2014. The increase in other income (losses), net, for our Financial Services segment was primarily due to the earn-out portion and the related mark-to-market movements and/or hedging of the NASDAQ OMX Transaction consideration.

•	Other income (losses), net, for the Corporate Items category increased approximately $32.1 million to $29.8 million for the three months ended March 31, 2015 from a loss of $2.3 million for the three months ended March 31, 2014. The increase was primarily due to the recognition of the cumulative realized gain on the 17.1 million shares of GFI common stock owned by us prior to the tender offer. This gain was previously included as part of Other comprehensive income (loss).

Income from operations before income taxes

•	Income from operations before income taxes for Financial Services increased approximately $10.2 million, or 18%, to $66.6 million for the three months ended March 31, 2015 from $56.4 million for the three months ended March 31, 2014. The increase in income from operations before income taxes for our Financial Services segment was primarily due to our acquisition of GFI, and the associated mark-to-market movements and/or hedging related to the earn-out portion of the NASDAQ OMX Transaction.

•	Income from operations before income taxes for Real Estate Services increased $1.8 million, or 12.4%, to $16.2 million for the three months ended March 31, 2015 from $14.4 million for the three months ended March 31, 2014. The increase in income from operations before income taxes for our Real Estate Services segment was due to our acquisitions of Cornish & Carey and ARA.

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

	March 31, 2015[1]	December 31, 2014[1]	September 30, 2014[1,3]	June 30, 2014[1]	March 31, 2014[1]	December 31, 2013[1]	September 30, 2013[1,3]	June 30, 2013[2]
Revenues:
Commissions	$415,283	$381,182	$331,466	$291,666	$303,598	$295,415	$283,293	$324,832
Principal transactions	69,768	50,366	51,327	72,751	79,507	68,777	67,785	85,349
Real estate management services	40,602	43,929	40,452	39,020	39,826	43,745	40,447	39,823
Fees from related parties	6,606	6,631	6,749	7,967	7,032	7,667	8,071	12,242
Market data and software solutions	11,527	2,578	2,369	2,195	2,335	1,852	1,622	6,173
Interest income	1,705	1,673	1,642	1,925	2,072	2,071	1,563	1,651
Other revenues	2,076	2,924	2,211	1,678	10,419	1,764	1,408	1,174

Total revenues	547,567	489,283	436,216	417,202	444,789	421,291	404,189	471,244
Expenses:
Compensation and employee benefits	346,813	310,816	270,642	264,318	275,299	269,444	258,642	448,686
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	37,054	30,392	52,516	22,402	31,323	32,125	10,365	363,077

Total compensation and employee benefits	383,867	341,208	323,158	286,720	306,622	301,569	269,007	811,763
Occupancy and equipment	42,965	35,238	35,575	35,701	40,921	39,633	37,908	37,340
Fees to related parties	4,567	5,516	2,681	2,133	1,807	2,292	2,022	2,286
Professional and consulting fees	23,052	20,013	10,565	10,156	11,089	13,304	11,772	11,367
Communications	24,937	20,636	20,087	21,312	20,458	22,475	22,451	22,755
Selling and promotion	20,476	18,727	16,730	18,255	18,025	17,614	19,839	23,239
Commissions and floor brokerage	6,278	4,762	4,806	5,575	4,206	5,287	5,075	6,397
Interest expense	15,902	10,183	9,197	9,230	9,335	9,479	9,164	9,989
Other expenses	21,814	97,301	26,732	13,584	16,582	13,642	13,444	59,780

Total expenses	543,858	553,584	449,531	402,666	429,045	425,295	390,682	984,916
Other Income (losses), net:
(Loss) Gain on divestiture and sale of investments	(215)	—	—	—	—	—	—	723,147
Gains (losses) on equity method investments	803	(2,418)	(2,640)	(1,288)	(2,275)	(2,291)	(2,705)	(1,224)
Other Income (losses)	31,973	7,433	45,892	1,667	(2,223)	7,605	31,861	—

Total other income (losses), net	32,561	5,015	43,252	379	(4,498)	5,314	29,156	721,923

Income (loss) from operations before income taxes	36,270	(59,286)	29,937	14,915	11,246	1,310	42,663	208,251
Provision (benefit) for income taxes	10,046	(22,501)	18,808	3,600	744	(315)	10,675	78,711

Consolidated net income (loss)	26,224	(36,785)	11,129	11,315	10,502	1,625	31,988	129,540
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	12,169	(18,100)	3,918	3,714	2,494	(2,509)	6,662	95,074

Net income (loss) available to common stockholders	$14,055	$(18,685)	$7,211	$7,601	$8,008	$4,134	$25,326	$34,466

[1]	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
[2]	Amounts include gains related to the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
[3]	Amounts include the gain related to the earn-out associated with the NASDAQ OMX transaction.

Note: Certain prior period amounts have been reclassified to conform with the current presentation.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	March 31, 2015	December 31, 2014[1]	September 30, 2014[1]	June 30, 2014[1]	March 31, 2014[1]	December 31, 2013[1]	September 30, 2013[1]	June 30, 2013
Brokerage revenue by product):
Rates	$122,011	$89,715	$93,538	$104,677	$113,672	$99,339	$109,110	$138,299
Credit	67,175	47,940	53,545	58,923	65,446	53,651	54,410	67,343
Foreign Exchange	72,941	57,591	56,233	49,279	52,066	44,687	47,393	60,692
Energy & Commodities	29,404	15,785	13,795	13,154	13,054	8,615	7,743	7,656
Equities and Other Asset Classes	36,215	30,690	29,634	30,483	29,697	26,589	27,119	33,036
Leasing and other services	103,563	135,725	107,471	87,035	87,545	105,851	86,536	87,752
Real estate capital markets	53,742	54,102	28,577	20,866	21,625	25,460	18,767	15,403

Total brokerage revenues	$485,051	$431,548	$382,793	$364,417	$383,105	$364,192	$351,078	$410,181

Brokerage revenue by product (percentage):
Rates	25.2%	20.8%	24.4%	28.7%	29.7%	27.3%	31.1%	33.7%
Credit	13.8	11.1	14.0	16.2	17.1	14.7	15.5	16.4
Foreign Exchange	15.0	13.3	14.7	13.5	13.6	12.3	13.5	14.8
Energy and commodities	6.1	3.7	3.6	3.6	3.4	2.4	2.2	1.9
Equities and Other Asset Classes	7.5	7.1	7.7	8.4	7.7	7.2	7.7	8.1
Leasing and other services	21.3	31.5	28.1	23.9	22.9	29.1	24.7	21.4
Real estate capital markets	11.1	12.5	7.5	5.7	5.6	7.0	5.3	3.7

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic:
Voice/hybrid	$449,682	$406,240	$360,110	$344,053	$361,939	$347,889	$334,864	$374,397
Fully electronic	35,369	25,308	22,683	20,364	21,166	16,303	16,214	35,784

Total brokerage revenues	$485,051	$431,548	$382,793	$364,417	$383,105	$364,192	$351,078	$410,181

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	92.7%	94.1%	94.1%	94.4%	94.5%	95.5%	95.4%	91.3%
Fully electronic	7.3	5.9	5.9	5.6	5.5	4.5	4.6	8.7

Total brokerage revenues	100%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

[1]	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at March 31, 2015 were $5.3 billion, an increase of 92.3% as compared to December 31, 2014. The increase in total assets was driven primarily by increases in receivables from broker-dealers, clearing organizations, customers and related broker-dealers and goodwill. These increases were primarily related to the acquisition of GFI. We maintain a significant portion of our assets in cash, with our liquidity (which we define as cash and cash equivalents, marketable securities and securities owned) at March 31, 2015 of $458.3 million. See “Liquidity Analysis” below for a further discussion of our liquidity.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short term investments, some of which may be with Cantor. As of March 31, 2015, we had no reverse repurchase agreements outstanding with Cantor.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of March 31, 2015, we had no investments in the program.

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

On February 26, 2015 we successfully completed our tender offer to acquire the shares of GFI common stock (the “shares”), for $6.10 per share in cash and accepted for purchase approximately 54.3 million shares (the “Tendered Shares”) tendered to us pursuant to our offer. The tendered shares together with the 17.1 million shares already owned by us, represent approximately 56.3% of GFI’s outstanding shares. We paid for the Tendered Shares on March 4, 2015 in the aggregate amount of $331.1 million.

As of March 31, 2015, our liquidity, which we define as cash and cash equivalents, and securities owned, was approximately $458.4 million. Going forward, we have retained Cantor Fitzgerald to assist in the sale of Trayport. We expect numerous parties to be interested in acquiring this business at a valuation that reflects its high margins, growth rate, leading technology, and strategic importance in the global energy and commodities markets. We anticipate completing a transaction before the end of 2015. A successful sale of Trayport, combined with increased profits from integrating GFI, growing our fully electronic businesses, and the strength of our Real Estate Services business, will lead to dramatically higher liquidity. We also anticipate receiving over $635 million in additional NASDAQ OMX stock (stock value based on the closing price on April 28, 2015) over time. As we execute our strategy, we expect to have significant capital with which to pay dividends, repurchase shares and/or units of BGC, profitably hire, and make accretive acquisitions, all while maintaining our investment grade rating.

Notes Payable Collateralized Borrowings and Short-Term Borrowings

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor. We used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes.

The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all of our existing and future senior unsecured obligations. The 8.75% Convertible Notes bear an annual interest rate of 8.75% currently, which is payable semi-annually in arrears on April 15 and October 15 of each year. As of March 31, 2015, the 8.75% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 160.2840 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. The 8.75% Convertible Notes matured on April 15, 2015, and were settled for approximately 24.0 million shares of Class A stock.

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

The 4.50% Convertible Notes are our general senior unsecured obligations. The 4.50% Convertible Notes pay interest semi-annually at a rate of 4.50% per annum and were priced at par. As of March 31, 2015, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination thereof at our election. As of March 31, 2015, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of our Class A common stock. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $153.7 million as of March 31, 2015.

In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which are expected to reduce the potential dilution of our Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.68 as of March 31, 2015, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of our Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $13.35 per share as of March 31, 2015.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $4.3 million for the three months ended March 31, 2015. There was no interest expense related to the 5.375% Senior Notes for the three months ended March 31, 2014.

8.375% Senior Notes

As part of the GFI acquisition, the Company acquired $240.0 million in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due July 2018. The fair value of these notes as of March 31, 2015 was $255.3 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to GFI’s credit rating, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. The Company recorded interest expense related to the 8.375% Senior Notes of $2.1 million for the three months ended March 31, 2015.

Collateralized Borrowings

On March 13, 2015 the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 11, 2019. The Company did not have any secured loan arrangements outstanding as of December 31, 2014. As of March 31, 2015 the Company had $27.9 million in a secured loan arrangement outstanding which includes $0.3 million of deferred financing costs. The value of the fixed assets pledged as of March 31, 2015 was $22.5 million.

The company recorded interest expense related to the secured loan arrangement of $0.1 million for the three months ended March 31, 2015. The Company recorded interest expense related to secured loan arrangements of $4 thousand for the three months ended March 31, 2014.

Credit Agreement

As part of the GFI Acquisition the Company acquired a credit agreement as amended, (the “Credit Agreement”) with Bank of America, N.A. and certain other lenders. The Credit Agreement provides for maximum revolving loans of up to $75.0 million through December 2015. The interest rate of the outstanding loan under the credit agreement was 5.5% as of March 31, 2015. As of March 31, 2015 there was $60.0 million of borrowings outstanding. For the month ended March 31, 2015, the Company recorded interest expense related to the credit agreement of $0.2 million.

We may raise additional funds from time to time through equity or debt financing, including public and private sales of debt securities, to finance our business, operations and possible acquisitions.

CREDIT RATINGS

Our public long-term credit ratings and associated outlooks are as follows:

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

LIQUIDITY ANALYSIS

We consider our liquidity to be comprised of the sum of Cash and cash equivalents plus Marketable securities, which have not been financed, and Securities owned. The discussion below describes the key components of our liquidity analysis, including earnings, dividends and distributions, net investing and funding activities including repurchases and redemptions of Class A common stock and partnership units, security settlements, changes in securities held and marketable securities, and changes in our working capital.

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

Other changes in working capital represent changes primarily in receivables and payables and accrued liabilities that impact our liquidity.

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

Discussion of the three months ended March 31, 2015

The table below presents out Liquidity Analysis as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
(in millions)
Cash and cash equivalents	$425.6	$648.3
Securities owned	32.7	32.5
Marketable securities[1]	—	144.7

Total	$458.3	$825.5

[1]	The $56.7 million of Marketable Securities on our balance sheet have been lent out in a Securities Loaned transaction and therefore are not included in this Liquidity Analysis.

The $367.2 million decrease in our liquidity position from $825.5 million to $458.3 million as of March 31, 2015 was primarily driven by the purchase of shares of GFI and ARA during the quarter, the redemption of and/or repurchase of shares and units, and the legal settlement with Tullet Prebon plc.

Discussion of the three months ended March 31, 2014

The table below presents out Liquidity Analysis as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
(in millions)
Cash and cash equivalents	$639.0	$716.9
Securities owned	36.5	33.1
Marketable securities	41.7	45.0

Total	$717.2	$795.0

The $77.8 million decrease in our liquidity position from $795.0 million to $717.2 million was primarily due to changes in working capital, related to tax payments made and cash used to repurchase or redeem shares and units during the quarter.

For the three months ended March 31, 2014, we generated earnings adjusted for non-cash items of $53.5 million. We also paid dividends and distributions to shareholders and limited partners of $38.5 million for the fourth quarter of 2013.

Working capital and other uses of cash were approximately $50.3 million, primarily driven by the timing of tax payments.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of March 31, 2015.

REGULATORY REQUIREMENTS

Our liquidity and available cash resources are restricted by regulatory requirements of our operating subsidiaries. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer. In addition, self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”) along with statutory bodies such as the Financial Conduct Authority (“FCA”), the U.S. Securities and Exchange Commission (the “SEC”), and the U.S. Commodity Futures Trading Commission (the “CFTC”) require strict compliance with their rules and regulations. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with broker-dealers and are not designed to specifically protect stockholders. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.

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

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. In Hong Kong, BGC Securities (Hong Kong), LLC and GFI (HK) Securities LLC are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong), Limited and GFI (HK) Brokers Ltd, are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC, BGC France Holdings, and Ginalfi Finance; in Australia, BGC Partners (Australia) Pty Limited, BGC (Securities) and GFI Australia Pty Ltd.; in Japan, BGC Shoken Kaisha Limited’s Japanese branch; in Singapore, BGC Partners (Singapore) Limited, BGC Securities (Singapore) Ltd and GFI Group PTE Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, the LCH (LIFFE/LME) clearing organization, of which BGC LP is a member, also imposes minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil), Remate Lince S.A.P.I. de C.V. (Mexico), GFI Securities (SA) (Argentina), GFI Brokers (Chile) Agentes De Valores SpA, GFI Exchange Colombia (SA), GFI Securities Colombia (SA), GFI Group Mexico S.A. de C.V., and GFI Del Peru S.A.C. may have net capital requirements imposed upon them by local regulators.

In addition, these subsidiaries may be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 21—“Regulatory Requirements,” to the unaudited condensed consolidated financial statements for further details on our regulatory requirements.

As of March 31, 2015, $523.4 million of net assets were held by regulated subsidiaries. As of March 31, 2015, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $231.1 million.

In April 2013, our Board of Directors and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee.

BGC Derivative Markets, L.P. (“BGC Derivative Markets”), a subsidiary of the Company, began operating as a Swap Execution Facility (“SEF”) on October 2, 2013. Since then, mandatory Dodd-Frank Act compliant execution on SEFs by Swap Dealers and Major Swap Participants commenced in February 2014 for a small number of “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized. BGC Derivative Markets has been active across the full range of Required and Permitted Products executed by U.S. based customers, and we anticipate improved derivatives volumes once the international regulatory landscape becomes clearer for the majority of our clients that operate globally. In addition, BGC maintains its ownership stake in ELX, a CFTC-approved designated contract market (“DCM”), BGC also maintains an ownership interest in GFI Swaps Exchange LLC (“GFI Swaps Exchange”), an entity that has received temporary registration approval from the CFTC as a SEF.

Much of BGC’s global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we also continue to operate our Multilateral Trading facility (“MTF”) in accordance with EU directives as licensed by the FCA.

The Markets in Financial Instruments Directive (“MiFID”) Level 2 draft regulatory technical standards were published by the European Securities and Markets Authority (“ESMA”) on May 22, 2014 and were subject to public comment until August 1, 2014. In December 2014, ESMA published a consultation paper on the draft regulatory technical standards in relation to MiFID II and the Markets in Financial Instruments Regulations. The consultation period ended on March 2, 2015. On the closure of the consultation period, ESMA will process the responses and make changes to the draft technical standards. The European Commission will be responsible for turning the technical advice from ESMA into delegated acts. During the drafting process it will be liaising with Member States through the European Securities Committee. Once the drafts have been finalized they will be sent to the Council and European Parliament for formal approval. This process would not be expected to happen before mid-2015. The legislative deadlines of July 3, 2016 for converting MiFID II into domestic laws and regulations and January 3, 2017 for MiFID II and MIFIR to take effect is still being targeted.

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of our Class A common stock outstanding for the three months ended March 31, 2015 and 2014 were as follows.

	Three Months Ended March 31,
	2015	2014
Shares outstanding at beginning of period	185,108,316	181,583,001
Share issuances:
Exchanges of limited partnership interests (1)	2,158,311	5,724,474
Vesting of restricted stock units (RSUs)	428,233	630,028
Acquisitions	100,325	—
Other issuances of Class A common stock	39,848	112,026
Treasury stock repurchases	(734,561)	(2,883,418)
Forfeitures of Class A common stock	(147,785)	—

Shares outstanding at end of period	186,952,687	185,166,111

Class B Common Stock

We did not issue any shares of Class B common stock during the three months ended March 31, 2015 and 2014. As of March 31, 2015 and 2014, the Company’s Class B common stock outstanding was 34,848,107.

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

The table below represents unit redemption and share repurchase activity for the three months ended March 31, 2015.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1]
January 1, 2015—March 31, 2015	2,040,190	$8.65
Repurchases[2]
January 1, 2015—January 31, 2015	731,765	$7.96
February 1, 2015—February 28, 2015	—	—
March 1, 2015—March 31, 2015	2,796	6.29

Total Repurchases	734,561	$7.96

Total Redemptions and Repurchases	2,774,751	$8.47	$122,336,975

[1]	During the three months ended March 31, 2015, the Company redeemed approximately 2.0 million limited partnership units at an average price of $8.65 per unit and approximately 10 thousand FPUs at an average price of $8.60 per unit. During the three months ended March 31, 2014, the Company redeemed approximately 2.3 million limited partnership units at an average price of $6.33 per unit an approximately 0.1 million FPUs at an average price of $6.75 per unit.
[2]	During the three months ended March 31, 2015, the Company repurchased approximately 0.7 million shares of its Class A common stock at an aggregate purchase price of approximately $5.8 million for an average price of $7.96 per share. During the three months ended March 31, 2014, the Company repurchased approximately 2.9 million shares of its Class A common stock at an aggregate purchase price of approximately $19.1 million for an average price of $6.64 per share.

The fully diluted weighted-average share count for the three months ended March 31, 2015 was as follows (in thousands):

Three Months Ended March 31, 2015
Common stock outstanding (1)	222,019
Limited partnership interests in BGC Holdings	114,564
RSUs (Treasury stock method)	944
Other	957

Total (2)	338,484

[1]	Common stock outstanding consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended March 31, 2015, the weighted-average share count of Class A shares was 187.2 million and Class B shares was 34.8 million.
[2]	For the three months ended March 31, 2015, approximately 41.3 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended March 31, 2015 included, on a weighted-average basis, 40.3 million shares underlying Convertible Notes and 1.0 million other securities or other contracts to issue shares of common stock. Also, as of March 31, 2015, approximately 12.1 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

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

Stock Option Exercises

We issued 30,000 shares of our Class A common stock related to the exercise of stock options during the three months ended March 31, 2015. We did not issue any shares of our Class A common stock related to the exercise of stock options during the three months ended March 31, 2014.

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

As of May 6, 2015, we have issued and sold an aggregate of approximately 1.5 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the November 2014 Sales Agreement, with approximately 18.5 million shares of Class A common stock remaining to be sold under this agreement. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these registrations along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2015, we have issued an aggregate of 6.6 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of March 31, 2015, we have issued approximately 197 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 3, 2014, at our Annual Meeting of Stockholders, our stockholders approved an amendment to our Fourth Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 200 million to 300 million the aggregate number of shares of our Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. On June 12, 2014, we filed a Registration Statement on Form S-8 with respect to the additional 100 million shares. As of March 31, 2015, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 140.8 million shares.

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

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

The Company has completed acquisitions, whose purchase price included an aggregate of approximately 9.8 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $54.3 million), 9.2 million limited partnership units (with an acquisition date fair value of approximately $57.0 million) and $43.3 million in cash that may be issued contingent on certain targets being met through 2018.

As of March 31, 2015, the Company has issued 5.1 million shares of its Class A common stock, 1.6 million of limited partnership units and $1.2 million in cash related to contingent payments.

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

As of March 31, 2015, there were 1,653,927 non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

GUARANTEE AGREEMENT FROM CF&CO

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association (“NFA”) and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant (“FCM”). Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement.

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

STOCK LOAN TRANSACTIONS WITH CANTOR

On October 3, 2014, management was granted approval to enter into stock loan transactions with CF&Co utilizing shares of NASDAQ OMX stock or other equities. Such stock loan transactions will bear market terms and rates.

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

On January 1, 2015, (i) 1,000,000 of Mr. Lutnick’s NPSUs converted into 550,000 PSUs and 450,000 PPSUs, of which Mr. Lutnick has the right to exchange for shares and cash, which he waived under our policy (described below), 239,739 PSUs and 196,150 PPSUs, and (ii) 142,857 of Mr. Merkel’s NPSUs converted into 78,571 PSUs and 64,286 PPSUs, of which 5,607 PSUs and 4,588 PPSUs were made exchangeable and repurchased by the Company at the average price of shares of Class A common stock sold under our Controlled Equity Offering less 2%, or $91,558.

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

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	March 31, 2015[2]	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Notional Volume (in billions)
Total fully electronic volume	$5,643	$4,897	$3,919	3,538	$3,116
Total hybrid volume—[1]	26,641	33,609	36,823	37,486	37,089

Total fully electronic and hybrid volume	$32,284	$38,506	$40,742	41,024	$40,205

Transaction Count (in thousands, except for days)
Total fully electronic transactions	3,752	3,358	2,502	2,122	1,781
Total hybrid transactions	597	679	650	659	706

Total transactions	4,349	4,037	3,152	2,781	2,487

Trading days	61	64	64	63	61

[1]	Defined as volume from hybrid transactions conducted by BGC Brokers, exclusive of voice-only transactions.
[2]	Volume and transaction count information for the quarter March 31, 2015 excludes GFI.

Fully electronic volume, including new products, was $5.6 trillion for the three months ended March 31, 2015, compared to $3.1 trillion for the three months ended March 31, 2014. Our combined voice-assisted and screen-assisted volume for the three months ended March 31, 2015 was $32.3 trillion, compared to $40.2 trillion for the three months ended March 31, 2014.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at March 31, 2015 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases[1]	$524,715	$60,585	$106,309	$85,260	$272,561
Notes payable and collateralized borrowings[2]	990,700	156,101	174,050	548,049	112,500
Interest on notes payable[3]	423,507	58,775	103,575	58,184	202,973
Short-Term Borrowings	60,000	60,000	—	—	—
Interest on short-term borrowings	2,165	2,165	—	—	—
Other	16,543	16,543	—	—	—

Total contractual obligations	$2,017,630	$354,169	$383,934	$691,493	$588,034

[1]	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $6.1 million over the life of the agreement.
[2]	Notes payable and collateralized borrowings reflects the issuance of $150.0 million of the 8.75% Convertible Notes, $160.0 million of the 4.50% Convertible Notes (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of March 31, 2015 was approximately $153.7 million), $112.5 million of the 8.125% Senior Notes (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of March 31, 2015 was approximately $109.1 million), $300.0 million of the 5.375% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of March 31, 2015 was approximately $295.4 million), $240.0 million of the 8.375% Senior Notes (the $240.0 million represents the principal amount of the debt; the carrying value of the 8.375% Senior Notes as of March 31, 2015 was approximately $255.3 million), and $28.2 million of collateralized borrowings the ($28.2 million represents the principal amount of the borrowings; the carrying value as of March 31, 2015 was $27.9 million). See Note 17— “Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
[3]	The $203.0 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.
[4]	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into arrangements with unconsolidated entities, including variable interest entities. See Note 14—“Investments” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our investments in unconsolidated entities.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in our consolidated statements of operations. During the three months ended March 31, 2015 and 2014, we incurred compensation expense, before associated income taxes of $36.6 million and $29.1 million, respectively, related to the grant of exchangeability on partnership units.

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

As of March 31, 2015 and December 31, 2014, the aggregate balance of employee loans, net of reserve, was $142.6 million and $130.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2015 and 2014 was $8.1 million and $7.1 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of April 30, 2015, there were 211,206,373 shares of our Class A common stock outstanding, of which 25,748,294 shares were held by Cantor and CFGM, Cantor’s managing general partner. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of April 30, 2015, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 66.9% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through April 30, 2015, Cantor has distributed to its current and former partners an aggregate of 20,378,465 shares of Class A common stock, consisting of (i) 18,944,728 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,433,737 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of April 30, 2015, Cantor is still obligated to distribute to its current and former partners an aggregate of 16,228,506 shares of Class A common stock, consisting of 14,427,016 April 2008 distribution rights shares and 1,801,490 February 2012 distribution rights shares.

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

As of April 30, 2015, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 246,054,480 units and 246,054,480 units, representing approximately 67.6% and 67.6% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 117,916,055 units and 117,916,055 units, representing approximately 32.4% and 32.4% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As of April 30, 2015, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 52,268,659 limited partnership units, 16,864,463 founding partner units and 48,782,933 Cantor units.

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

Cantor units are generally exchangeable with us for our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable founding partner units, none of which was redeemed/exchanged in the Global Partnership Restructuring Program. As of April 30, 2015, there were 1,653,927 non-exchangeable founding partner units with respect to which Cantor had the right to acquire an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings will be allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of April 30, 2015 there were 10,220,613 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

On May 9, 2014, partners of BGC Holdings approved the Tenth Amendment to the Agreement of Limited Partnership of BGC Holdings effective as of May 9, 2014. In order to facilitate partner compensation and for other corporate purposes the Tenth Amendment created a new class of partnership units (NPSUs), which are working partner units. For more information, see Note 14—“Related Party Transactions” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K.

The following diagram illustrates our organizational structure as of April 30, 2015. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Interests (41.4% of economics of BGC Holdings)
• 13.4% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (10.5% of economics and 4.6% of voting power of BGC Partners, Inc.) and Class B common stock (14.1% of economics and 62.3% of voting power of BGC Partners, Inc.)
• 16.6% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (75.4% of economics and 33.1% of voting power of BGC Partners, Inc.)
• 51.0% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (67.6% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (67.6% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (58.6% of economics of BGC Holdings)
• 19.0% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (32.4% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (32.4% of economics of BGC Global)
BGC U.S.
BGC Global

*	Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 24.6% of the voting power, and the public stockholders would hold 75.4% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) 16,260,160 shares of Class A common stock issuable upon conversion of our 4.50% convertibles notes; (b) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (c) 10,220,613 Preferred Units granted and outstanding to BGC Holdings partners (see “Partnership Structure” herein); and (d) 11,016,406 NPSUs granted and outstanding to BGC Holdings partners.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2015 through April 30, 2015 as follows: (a) 24,042,599 shares of Class A common stock acquired by Cantor upon conversion of the 8.75% convertible notes into shares of Class A common stock; (b) 741,081 shares of Class A common stock repurchased by us; (c) 147,785 forfeited shares of Restricted Class A common stock; (d) 418,615 shares of Class A common stock sold by us under the December 2012 sales agreement pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-185110); (e) 1,492,563 shares of Class A common stock sold by us under the November 2014 sales agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-200415), but not the 18,507,437 shares remaining for sale by us under such sales agreement; (f) 100,325 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 13,350,671 shares remaining available for issuance by us under such Registration Statement; (g) 11,642 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,800,791 shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (h) 169,018 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 178,295 shares remaining available for sale by selling stockholders under such Registration Statement; (i) 377,266 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,319,771 shares remaining available for sale by selling stockholders under such Registration Statement; (j) 129,012 limited partnership, founding partner and Cantor units redeemed or repurchased by us for cash; and (k) an aggregate of 10,916,013 limited partnership units granted by BGC Holdings.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $56.7 million as of March 31, 2015. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 9—“Marketable Securities” and Note 11—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

Our affiliate, GFI has authorized a limited number of desks to enter into principal investing transactions in which they commit capital within predefined limits, either to facilitate customer trading activities or to engage in principal trading for their own account. These principal positions may ultimately be matched against a customer order or through a market intermediary, either in the short term (such as the same trading day) or they may hold these positions for several days or more. The number and size of these transactions may affect their results of operations in a given period and they may also incur losses from these trading activities due to market fluctuations and volatility from quarter to quarter. GFI is currently subject to covenants in their Credit Agreement, which generally limit the aggregate amount of securities which they may trade for their own account to 7.5% of their consolidated capital. To the extent that they own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that they have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to significant losses as we attempt to cover our short positions by acquiring assets in a rising market. To the extent these securities positions are not disposed of intra-day, they mark these positions to market.

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

Interest Rate Risk

BGC Partners had $1,051.4 million in fixed-rate debt outstanding as of March 31, 2015. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

During the three months ending March 31, 2015, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 19—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Set forth below are certain additional risk factors:

We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk and prevent us from meeting our obligations under our indebtedness.

Our indebtedness, which at April 30, 2015 includes $112.5 million aggregate principal amount of 8.125% Senior Notes due 2042 (the “8.125% Senior Notes”), $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “Convertible Notes”), $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”) acquired in the acquisition of GFI, $300.0 million aggregate principal amount of 5.375% Senior Notes due 2019 (the “5.375% Senior Notes”), and $60.0 million in short-term borrowings related to a credit facility acquired in the acquisition of GFI (the “GFI Credit Facility”) has important consequences, including:

•	it may limit our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in the economy, the markets, or our operations or businesses;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in the economy or our businesses; and

•	there would be a material adverse effect on our businesses, financial condition, results of operations and prospects if we were unable to service our indebtedness or obtain additional financing or refinance our existing debt, as needed or on terms acceptable to us.

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

We may incur substantial additional debt in the future, some of which may be secured debt. We are not restricted under the terms of the indentures governing our 8.125% Senior Notes, 5.375% Senior Notes, 8.375% Senior Notes, Convertible Notes and GFI Credit Facility from incurring additional debt, securing existing or future debt (with certain exceptions, including to the extent already secured), recapitalizing our debt or taking a number of other actions that are not limited by the terms of our debt instruments that could have the effect of diminishing our ability to make payments on our debt when due.

Our acquisition of GFI Group will require significant cash resources and may lead to a significant increase in the level of our indebtedness.

        Our acquisition of GFI may lead to a significant increase in the level of our indebtedness. On February 26, 2015, we successfully completed our tender offer to acquire approximately 54.3 million Tendered Shares of GFI and we issued payment for the Tendered Shares on March 4, 2015 in the aggregate amount of approximately $331.1 million. In December 2014, we issued our 5.375% Senior Notes in anticipation of the acquisition. As part of the GFI acquisition, we assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018, and $60.0 million in short-term borrowings related to a GFI credit facility. In addition, on March 13, 2015 we entered into a secured loan arrangement of $28.2 million under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on April 1, 2019. Partially offsetting these increases to our indebtedness, on April 13, 2015, our $150.0 million of $8.75% Convertible Senior Notes, due April 15, 2015, were fully converted into approximately 24.0 million shares of BGC Class A common stock which were issued to Cantor Fitzgerald, L.P. We may also enter into other short- or long-term financing arrangements. We also incurred substantial non-recurring transaction costs, including break-up fees, assumption of liabilities and expenses, and compensation expenses in connection with the GFI transaction. The increased level of our consolidated indebtedness may restrict the ability to raise additional capital on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect on a combined business.

We have equity investments or profit sharing interests in entities whose primary business is proprietary trading. These investments could expose us to losses that would adversely affect our net income and the value of our assets.

We have equity investments or profit sharing interests in entities whose primary business is proprietary trading. The accounting treatment applied for these investments varies depending on a number of factors, including, but not limited to, our percentage ownership or profit share and whether we have any influence or control over the relevant entity. Under certain accounting standards, any losses experienced by these entities on their investment activities would adversely impact our net income and the value of these assets. In addition, if these entities were to fail and cease operations, we could lose the entire value of our investment and the stream of any shared profits from trading.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

10.1	$250 million Promissory Note issuance and GFI share purchase.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended March 31, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2015 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/S/ ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: May 11, 2015

[Signature page to the Quarterly Report on Form 10-Q for the period ended March 31, 2015 dated May 11, 2015.]

EXHIBIT INDEX

Exhibit Number	Description

10.1	$250 million Promissory Note issuance and GFI share purchase.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended March 31, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.