Form 10-Q
period 2015-06-30
BGC Partners, Inc.
filed 2015-08-10
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

On August 5, 2015, the registrant had 215,470,105 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

BGC PARTNERS, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein or in documents incorporated by reference that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements.

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below and may impact either or both of our operating segments:

•	market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets and markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;

•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;

•	our relationships with Cantor Fitzgerald, L.P. and its affiliates, which we refer to as “Cantor,” including Cantor Fitzgerald & Co., which we refer to as “CF&Co,” and Cantor Commercial Real Estate Company, L.P., which we refer to as “CCRE,” any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, CF&Co’s acting as our sales agent under our controlled equity or other offerings, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co, and any services by CCRE with respect to finding and reviewing suitable acquisition or partner candidates, structuring transactions, and negotiating and due diligence services;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks, and the impact of natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•	the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political impasses;

•	the effect on our businesses of reductions in overall industry volumes in certain of our products as a result of Federal Reserve Board quantitative easing, the ending of quantitative easing, and other factors, including the level and timing of governmental debt issuances and outstanding amounts;

•	the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, quantitative easing, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions;

•	extensive regulation of our businesses, changes in regulations relating to the financial services, commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, fines, penalties, sanctions, enhanced oversight, increased financial and capital requirements, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•	factors related to specific transactions or series of transactions, including credit, performance, and unmatched principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•	costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received and the impact thereof on our financial results and cash flows in any given period;

•	certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage and the need for short- or long-term borrowings or other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks and increased borrowing costs, as well as interest rate and foreign currency exchange rate fluctuations;

•	risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, or others;

•	our ability to enter new markets or develop new products, trading desks, marketplaces, or services and to induce customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•	our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our real estate services business, the anticipated benefits of any such transactions or relationships and the future impact of any such transactions or relationships on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

•	our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals;

•	our ability to expand the use of technology for hybrid and fully electronic trading in our product and service offerings;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•	our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•	information technology risks, including, capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents;

•	the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity offerings or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•	our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P., which we refer to as “BGC Holdings,” or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•	the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable debt securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% convertible notes and counterparties to our capped call transactions, share sales and stock pledge, stock loan, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our Class B common stock and our convertible notes, conversions or exchanges of our convertible or exchangeable debt securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$364,013	$648,277
Cash segregated under regulatory requirements	8,435	12,144
Securities owned	32,467	32,508
Securities borrowed	237	62,736
Marketable securities	48,278	144,719
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,119,812	640,761
Accrued commissions receivable, net	384,858	292,050
Loans, forgivable loans and other receivables from employees and partners, net	174,843	130,775
Fixed assets, net	147,261	112,020
Investments	33,233	17,392
Goodwill	933,579	392,570
Other intangible assets, net	337,189	27,980
Receivables from related parties	11,054	8,864
Other assets	376,467	228,331

Total assets	$3,971,726	$2,751,127

Liabilities, Redeemable Partnership and Noncontrolling interests, and Equity
Short term borrowings	$50,000	$—
Securities loaned	47,792	—
Accrued compensation	318,086	231,679
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	977,635	646,169
Payables to related parties	38,873	23,326
Accounts payable, accrued and other liabilities	567,863	501,830
Notes payable and collateralized borrowings	841,200	556,700
Notes payable to related parties	—	150,000

Total liabilities	2,841,449	2,109,704

Commitments and contingencies (Note 19)
Redeemable partnership interest	58,976	59,501
Redeemable noncontrolling interests	345,338	—
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 249,681 and 220,217 shares issued at June 30, 2015 and December 31, 2014, respectively; and 213,656 and 185,108 shares outstanding at June 30, 2015 and December 31, 2014, respectively	2,497	2,202
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 shares issued and outstanding at June 30, 2015 and December 31, 2014, convertible into Class A common stock	348	348
Additional paid-in capital	1,018,902	817,158
Contingent Class A common stock	54,481	47,383
Treasury stock, at cost: 36,025 and 35,109 shares of Class A common stock at June 30, 2015 and December 31, 2014, respectively	(206,767)	(200,958)
Retained deficit	(306,513)	(268,920)
Accumulated other comprehensive income (loss)	(16,252)	4,303

Total stockholders’ equity	546,696	401,516
Noncontrolling interest in subsidiaries	179,267	180,406

Total equity	725,963	581,922

Total liabilities, redeemable partnership and noncontrolling interests, and equity	$3,971,726	$2,751,127

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Commissions	$487,810	$291,666	$903,093	$595,264
Principal transactions	95,349	72,751	165,117	152,258
Real estate management services	46,528	39,020	87,130	78,846
Fees from related parties	6,095	7,967	12,701	14,999
Market data and software solutions	27,693	2,195	39,220	4,530
Interest income	3,161	1,925	4,866	3,997
Other revenues	2,495	1,678	4,571	12,097

Total revenues	669,131	417,202	1,216,698	861,991
Expenses:
Compensation and employee benefits	432,176	264,318	778,989	539,617
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	26,200	22,402	63,254	53,725

Total compensation and employee benefits	458,376	286,720	842,243	593,342
Occupancy and equipment	63,108	35,701	106,073	76,622
Fees to related parties	4,121	2,133	8,688	3,940
Professional and consulting fees	14,331	10,156	37,383	21,245
Communications	32,110	21,312	57,047	41,770
Selling and promotion	26,763	18,255	47,239	36,280
Commissions and floor brokerage	10,473	5,575	16,751	9,781
Interest expense	18,439	9,230	34,341	18,565
Other expenses	27,179	13,584	48,220	30,166

Total expenses	654,900	402,666	1,197,985	831,711
Other Income (losses), net:
Gain on divestiture and sale of investments	894	—	679	—
Gains (losses) on equity method investments	833	(1,288)	1,636	(3,563)
Other income (loss)	1,331	1,667	32,531	(556)

Total other income (losses), net	3,058	379	34,846	(4,119)

Income from operations before income taxes	17,289	14,915	53,559	26,161
Provision for income taxes	2,272	3,600	12,318	4,344

Consolidated net income	$15,017	$11,315	$41,241	$21,817

Less: Net income attributable to noncontrolling interest in subsidiaries	5,670	3,714	17,839	6,208

Net income available to common stockholders	$9,347	$7,601	$23,402	$15,609

Per share data:
Basic earnings per share
Net income available to common stockholders	$9,347	$7,601	$23,402	$15,609

Basic earnings per share	$0.04	$0.03	$0.10	$0.07

Basic weighted-average shares of common stock outstanding	244,862	220,770	233,504	220,689

Fully diluted earnings per share
Net income for fully diluted shares	$13,256	$11,105	$33,997	$22,663

Fully diluted earnings per share	$0.04	$0.03	$0.10	$0.07

Fully diluted weighted-average shares of common stock outstanding	366,774	326,586	352,707	324,300

Dividends declared per share of common stock	$0.14	$0.12	$0.26	$0.24

Dividends declared and paid per share of common stock	$0.14	$0.12	$0.26	$0.24

The accompanying Notes to the unaudited Condensed Consolidated Financial Statement are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated net income[1]	$15,017	$11,315	$41,241	$21,817
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	2,254	524	(6,932)	1,253
Unrealized loss on securities available for sale	(383)	(726)	(16,351)	(1,159)

Total other comprehensive (loss) income, net of tax	1,871	(202)	(23,283)	94

Comprehensive income	16,888	11,113	17,958	21,911
Less: Comprehensive income attributable to noncontrolling interest in subsidiaries, net of tax[1]	5,940	3,684	15,111	6,223

Comprehensive income attributable to common stockholders	$10,948	$7,429	$2,847	$15,688

[1]	Consolidated net income allocated to Noncontrolling Interest in Subsidiaries includes income attributable to Redeemable Noncontrolling Interest.

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$41,241	$21,817
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	40,283	21,608
Employee loan amortization and reserves on employee loans	19,761	14,284
Equity-based compensation and allocations of net income to limited partnership units and FPUs	73,256	60,049
Deferred compensation expense	11,360	—
(Gains) Losses on equity method investments	(1,636)	3,563
Accretion of discount on convertible notes	2,958	2,388
Unrealized (gain) loss on marketable securities	(837)	1,171
Impairment of fixed assets	17,679	3,723
Deferred tax (benefit) provision	2,160	1,116
Sublease provision adjustment	(924)	225
Cumulative realized gain on marketable securities (see Note 9 – “Marketable Securities”)	(29,040)	—
Gain on sale of divestitures	(537)	—
Forfeitures of Class A common stock	(1,102)	—

Consolidated net income, adjusted for non-cash and non-operating items	174,622	129,944
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	229,099	(462,130)
Loans, forgivable loans and other receivables from employees and partners, net	(50,015)	(26,090)
Accrued commissions receivable, net	1,977	(4,058)
Securities borrowed	62,499	—
Securities owned	4,142	(2,660)
Receivables from related parties	(1,659)	3,477
Cash segregated under regulatory requirements	3,868	(7,134)
Other assets	4,033	(21,223)
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	(308,983)	439,277
Payables to related parties	15,755	3,693
Securities sold, not yet purchased	(1,557)	1,652
Securities loaned	47,792	—
Accounts payable, accrued and other liabilities	(117,301)	(30,884)
Accrued compensation	(70,959)	5,294

Net cash provided by (used in) operating activities	$(6,687)	$29,158
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(14,210)	$(5,204)
Capitalization of software development costs	(6,948)	(7,271)
Purchase of equity method investments	(687)	(6,942)
Payments for acquisitions, net of cash acquired	(155,518)	(12,955)
Purchase of marketable securities	—	(7,795)
Disposal of assets and liabilities held for sale, net	(5,633)	—
Capitalization of trademarks, patent defense and registration costs	(742)	(144)

Net cash used in investing activities	$(183,738)	$(40,311)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of collateralized borrowings	(1,643)	(1,599)
Issuance of collateralized borrowings, net of deferred issuance costs	27,886	—
Earnings distributions	(39,155)	(26,709)
Redemption and repurchase of limited partnership interests	(14,400)	(18,900)
Dividends to stockholders	(60,995)	(52,498)
Repurchase of Class A common stock	(5,886)	(47,685)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(488)	(538)
Proceeds from exercise of stock options	275	—
Repayments of short-term borrowings	(20,000)	—

Net cash used in financing activities	(114,406)	(147,929)
Cash and cash equivalents classified as assets held for sale	23,228	—
Effect of exchange rate changes on cash and cash equivalents	(2,661)	355

Net decrease in cash and cash equivalents	(284,264)	(158,727)
Cash and cash equivalents at beginning of period	648,277	716,919

Cash and cash equivalents at end of period	$364,013	$558,192

Supplemental cash information:
Cash paid during the period for taxes	$15,374	$51,591
Cash paid during the period for interest	25,660	16,174
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$32,998	$34,923
Issuance of Class A and contingent Class A common stock for acquisitions	32,263	—
Issuance of Class A common stock upon conversion of 8.75% convertible notes	150,000	—

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

The accompanying Notes to the unaudited Condensed Consolidated Financial Statement are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Six Months Ended June 30, 2015

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2015	$2,202	$348	$817,158	$47,383	$(200,958)	$(268,920)	$4,303	$180,406	$581,922
Consolidated net income	—	—	—	—	—	23,402	—	17,839	41,241
Less income attributable to Redeemable Noncontrolling interests	—	—	—	—	—	—	—	(1,080)	(1,080)
Other comprehensive gain, net of tax	—	—	—	—	—	—	(20,555)	(2,728)	(23,283)
Equity-based compensation, 648,747 shares	6	—	1,500	—	—	—	—	753	2,259
Dividends to common stockholders	—	—	—	—	—	(60,995)	—	—	(60,995)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(39,155)	(39,155)
Grant of exchangeability and redemption of limited partnership interests, issuance of 3,962,745 shares	40	—	32,547	—	—	—	—	17,990	50,577
Issuance of Class A common stock (net of costs), 52,968 shares	1	—	372	—	—	—	—	112	485
Redemption of FPUs, 27,574 units	—	—	—	—	—	—	—	(156)	(156)
Repurchase of Class A common stock, 741,081 shares	—	—	—	—	(4,499)	—	—	(1,387)	(5,886)
Forfeitures of restricted Class A common stock, 175,123 shares	—	—	465	—	(1,310)	—	—	(257)	(1,102)
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(80)	(80)
Issuance of Class A common stock for acquisitions, 757,287 shares	8	—	16,369	(2,684)	—	—	—	5,770	19,463
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	—	9,782	—	—	—	3,018	12,800
Conversion of 8.75% Convertible Notes to Class A common stock, 24,042,599 shares	240	—	149,760	—	—	—	—	—	150,000
Purchases of Newmark noncontrolling interest	—	—	731	—	—	—	—	(1,219)	(488)
Other	—	—	—	—	—	—	—	(559)	(559)

Balance, June 30, 2015	$2,497	$348	$1,018,902	$54,481	$(206,767)	$(306,513)	$(16,252)	$179,267	$725,963

The accompanying Notes to the unaudited Condensed Consolidated Financial Statement

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

On February 26, 2015, the Company successfully completed a tender offer to acquire shares of common stock, par value $0.01 per share (the “Shares”), of GFI Group Inc. (“GFI”) for $6.10 per share in cash and accepted for purchase 54.3 million shares (the “Tendered Shares”) tendered to the Company pursuant to our offer (the “Offer”). The Tendered Shares, together with the 17.1 million Shares already owned by the Company, represent approximately 56% of GFI’s outstanding shares. On April 28, 2015 a subsidiary of BGC purchased approximately 43.0 million newly issued shares of GFI’s common stock (the “New Shares”) at the price of $5.81 per share for an aggregate purchase price of $250 million, increasing our ownership in GFI to approximately 67.0%. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. GFI is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves more than 2,500 institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes.

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

During the year ended December 31, 2014, the Company changed the presentation of certain line items in the unaudited condensed consolidated statements of operations. The Company now presents a new section entitled “Other income (losses), net” which is comprised of Gain on divestiture and sale of investments, Gains (losses) on equity method investments and Other income. Gain on divestiture and sale of investments and Gains (losses) on equity method investments were both previously presented as separate revenue line items.

During the three months ended March 31, 2015 the Company created a new line item for the remaining noncontrolling interest shareholders of GFI, a consolidated subsidiary of the Company. On April 29, 2015, the Company announced that a subsidiary of BGC purchased from GFI approximately 43.0 million New Shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. Due to intercompany elimination, the New Shares and the note will have no impact on the consolidated balance sheet of BGC. Following the issuance of the New Shares, BGC owns approximately 67.0% of GFI’s outstanding common stock. The Company accounts for the noncontrolling interest in GFI outside of permanent capital, as “Redeemable noncontrolling interest,” in the Company’s unaudited condensed consolidated statements of financial condition. This classification is applicable, as these shares are redeemable at a price of $6.10 per share pursuant to the tender offer, for cash and/or BGC shares.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU will replace certain existing revenue recognition guidance when it becomes effective on January 1, 2018. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the impact of the future adoption of the ASU on the Company’s unaudited condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which relates to simplifying the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for the annual period beginning January 1, 2016 for the Company, and early adoption is permitted. The adoption of this FASB guidance would not impact the Company’s unaudited condensed consolidated financial statements.

2.	Divestiture

In connection with the successful completion of the Tender Offer to acquire GFI on February 26, 2015, the Company acquired Kyte Group Limited (“KGL”) which primarily included GFI’s clearing business, and Kyte Broking Limited (“KBL”). On January 24, 2015, GFI entered into an agreement to sell its 100% equity ownership of KGL, and the transaction was completed in March 2015. The total cash consideration received by the Company was approximately $10.6 million. The loss incurred from the sale of KGL of $0.2 million is recorded as “Gain on divestiture and sale of investments” in the Company’s unaudited condensed consolidated statements of operations.

On February 3, 2015, GFI entered into an agreement to sell 100% equity ownership of KBL. In May 2015, the Company completed the sale of KBL. The Company recorded a gain on the sale of $0.8 million, which was included within “Gain on divestiture and sale of investments” in the unaudited condensed consolidated statements of operations. KBL’s operations prior to the completion of the transaction are included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015.

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

Financial Services

On February 26, 2015, the Company successfully completed our tender offer to acquire shares of common stock, par value $0.01 per share, of GFI for $6.10 per share in cash and accepted for purchase 54.3 million shares tendered to us pursuant to the offer. The Tendered Shares, together with the 17.1 million Shares already owned by us, represented approximately 56% of the then outstanding shares of GFI. The Company issued payment for the Tendered Shares on March 4, 2015 in the aggregate amount of $331.1 million. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million New Shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. The New Shares and the note eliminate on consolidation of the Company. Following the issuance of the New Shares, we own approximately 67% of GFI’s outstanding common stock, which now gives the Company control over the timing and process for the completion of the back-end merger pursuant to the tender offer agreement. GFI is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves more than 2,500 institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes. The excess of total consideration over the fair value of the total net assets acquired, of approximately $428.9 million, has been recorded to goodwill and was allocated to the Company’s Financial Services segment. In addition, “Total revenues” in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 included $172.5 million and $236.9 million, respectively, related to GFI from the date of acquisition.

The following tables summarize the components of the purchase consideration transferred and the preliminary allocation of the assets acquired and liabilities assumed based on the fair values as of the acquisition date (in millions). The Company expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur.

Calculation of purchase consideration transferred

February 26, 2015
Cash	$331.1
Fair value of shares already owned (17,075,464 shares at $6.10 per share)	104.1

Total purchase consideration	435.2
Redeemable noncontrolling interest (56,435,876 shares at $6.10 per share)	344.3

Total purchase consideration and noncontrolling interest	$779.5

Preliminary allocation of the assets acquired and the liabilities assumed

February 26, 2015
Cash and cash equivalents	$238.8
Receivables from broker-dealers, clearing organizations, customers and related-broker dealers	696.7
Accrued commissions receivable, net	93.6
Fixed assets, net	58.0
Other assets	189.2
Assets held for sale	208.3
Short-term borrowings	(70.0)
Accrued compensation	(141.7)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	(641.5)
Accounts payable, accrued and other liabilities	(165.0)
Notes payable and collateralized borrowings	(255.3)
Liabilities held for sale	(175.5)
Pre-existing noncontrolling interest	(2.1)
Finite-lived intangible assets:
Non-compete agreement	15.4
Technology	39.2
Customer relationships	163.7
Acquired intangibles	6.7
Infinite-lived intangible assets:
Trade name	92.1
Goodwill	428.9

Total	$779.5

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of GFI had occurred on January 1, 2014, and as if the Company owns 67% of GFI from the date of acquisition. The unaudited pro forma results are not indicative of operations that would have been achieved, nor are they indicative of future results of operations. The unaudited pro forma results do not reflect any potential cost savings or other operations efficiencies that could result from the acquisition. In addition, the unaudited pro forma condensed combined financial information does not include any adjustments in respect of certain expenses recorded in the GFI financial statements that were associated with non-recurring events unrelated to the acquisition (for example, a $121.6 million charge related to the impairment of goodwill) and does not include any adjustments in respect of any potential future sales of assets. However, the unaudited pro forma results below for the six months ended June 30, 2015 do include non-recurring pro forma adjustments directly related to the acquisition which mainly consisted of: (a) Prior to the acquisition, GFI had entered into an agreement with the CME Group Inc. (“CME”) for CME to acquire GFI. The CME transaction was terminated and as a result, GFI incurred breakage costs of approximately $24.7 million; (b) Severance and compensation restructuring charges of $22.2 million incurred by GFI; and (c) The aggregate of BGC’s and GFI’s professional fees incurred which totaled $24.9 million.

In millions

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pro forma revenues	$669.1	$633.1	$1,379.9	$1,315.5
Pro forma consolidated net income	$9.3	$(40.5)	$33.1	$(32.9)

Real Estate Services

During May and June 2015, the Company completed the acquisition of certain entities of Apartment Realty Advisors (“ARA”) and its members. ARA is the nation’s largest privately held, full service investment brokerage network, focusing exclusively on the multi-housing industry.

During May 2015, the Company completed the acquisition of Computerized Facility Integration, LLC (“CFI”). CFI is a premier real estate strategic consulting and systems integration firm that provides corporate real estate, facilities management, and enterprise asset management information consulting and technology solutions.

The total consideration for acquisitions during the six months ended June 30, 2015, within the Real Estate Services segment was approximately $122.9 million, comprised of cash, shares of BGCP Class A common stock and BGC Holdings limited partnership units. The total consideration included contingent consideration of approximately 0.3 million restricted shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $2.3 million), 1.3 million limited partnership units (with an acquisition date fair value of approximately $10.5 million) and $24.2 million in cash that may be issued contingent on certain targets being met through 2018. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $110.9 million.

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

The Company’s earnings for the three and six months ended June 30, 2015 and 2014 were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income available to common stockholders	$9,347	$7,601	$23,402	$15,609
Allocation of income to limited partnership interests in BGC Holdings	$5,119	$4,536	$15,257	$8,407

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income available to common stockholders	$9,347	$7,601	$23,402	$15,609

Basic weighted-average shares of common stock outstanding	244,862	220,770	233,504	220,689

Basic earnings per share	$0.04	$0.03	$0.10	$0.07

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

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fully diluted earnings per share
Net income available to common stockholders	$9,347	$7,601	$23,402	$15,609
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	3,909	3,504	10,595	7,052
Dividend equivalent expense on RSUs, net of tax	—	—	—	2

Net income for fully diluted shares	$13,256	$11,105	$33,997	$22,663

Weighted-average shares:
Common stock outstanding	244,862	220,770	233,504	220,689
Limited partnership interests in BGC Holdings	120,122	104,083	117,359	102,071
RSUs (Treasury stock method)	944	685	944	762
Other	846	1,048	900	778

Fully diluted weighted-average shares of common stock outstanding	366,774	326,586	352,707	324,300

Fully diluted earnings per share	$0.04	$0.03	$0.10	$0.07

For the three months ended June 30, 2015 and 2014, respectively, approximately 20.8 million and 44.4 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2015 included, on a weighted-average basis, 19.7 million shares underlying Convertible Notes and 1.1 million other securities or other contracts to issue shares of common stock.

Additionally, as of June 30, 2015 and 2014, respectively, approximately 11.4 million and 5.8 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

6.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares outstanding at beginning of period	186,952,687	185,166,111	185,108,316	181,583,001
Share issuances:
Exchanges of limited partnership interests[1]	1,804,434	2,037,023	3,962,745	7,761,497
Vesting of restricted stock units (RSUs)	220,514	112,980	648,747	743,008
Acquisitions	656,962	656,962	757,287	757,287
Other issuances of Class A common stock[2]	13,120	11,176	52,968	22,877
Conversion of 8.75% Convertible Notes to Class A common stock	24,042,599	—	24,042,599	—
Treasury stock repurchases	(6,520)	(3,982,825)	(741,081)	(6,866,243)
Forfeitures of restricted Class A common stock	(27,338)	—	(175,123)	—

Shares outstanding at end of period	213,656,458	184,001,427	213,656,458	184,001,427

[1]	The issuance related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
[2]	The Company did not issue shares of Class A common stock for general corporate purposes during the three and six months ended June 30, 2015 or June 30, 2014.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the three and six months ended June 30, 2015 and 2014. As of June 30, 2015 and 2014, the Company’s Class B common stock outstanding was 34,848,107 shares.

Controlled Equity Offering

The Company has entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“CF&Co”), (“November 2014 Sales Agreement”) pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its controlled equity offering sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this Agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of June 30, 2015, the Company has sold 2,492,563 shares of Class A common stock under this Agreement.

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On July 30, 2014, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $250 million. As of June 30, 2015, the Company had approximately $111.3 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents unit redemption and share repurchase activity for the three and six months ended June 30, 2015:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1,2]
January 1, 2015—March 31, 2015	2,040,190	$8.65
April 1, 2015—June 30, 2015	1,242,622	8.83

Repurchases[3,4]
January 1, 2015—March 31, 2015	734,561	$7.96
April 1, 2015—April 30, 2015	6,520	6.29
May 1, 2015—May 31, 2015	—	—
June 1, 2015—June 30, 2015	—	—

Total Repurchases	741,081	$7.94

Total Redemptions and Repurchases	4,023,893	$8.58	$111,323,385

[1]	During the three months ended June 30, 2015, the Company redeemed approximately 1.2 million limited partnership units at an average price of $8.85 per unit and approximately 17.6 thousand FPUs at an average price of $7.39 per unit. During the three months ended June 30, 2014, the Company redeemed approximately 1.9 million limited partnership units at an average price of $6.87 per unit and approximately 0.1 million FPUs at an average price of $7.16 per unit.
[2]	During the six months ended June 30, 2015, the Company redeemed approximately 3.3 million limited partnership units at an average price of $8.73 per unit and approximately 27.6 thousand FPUs at an average price of $7.83 per unit. During the six months ended June 30, 2014, the Company redeemed approximately 4.2 million limited partnership units at an average price of $6.58 per unit and approximately 0.3 million FPUs at an average price of $6.96 per unit.
[3]	During the three months ended June 30, 2015, the Company repurchased approximately 6.5 thousand shares of its Class A common stock at an aggregate purchase price of approximately $41.0 thousand for an average price of $6.29 per share. During the three months ended June 30, 2014, the Company repurchased approximately 4.0 million shares of its Class A common stock at an aggregate purchase price of approximately $28.6 million for an average price of $7.17 per share.
[4]	During the six months ended June 30, 2015, the Company repurchased approximately 0.7 million shares of its Class A common stock at an aggregate purchase price of approximately $5.9 million for an average price of $7.94 per share. During the six months ended June 30, 2014, the Company repurchased approximately 6.9 million shares of its Class A common stock at an aggregate purchase price of approximately $47.7 million for an average price of $6.94 per share.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$59,501	$66,918
Consolidated net income allocated to FPUs	—	1,483
Earnings distributions	—	(822)
Re-allocation of equity due to additional investment by founding/working partners	80	286
FPUs exchanged	(546)	(695)
FPUs redeemed	(59)	(855)
Other	—	1,751

Balance at end of period	$58,976	$68,066

7.	Securities Owned and Securities Sold, Not Yet Purchased

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $32.5 million as of June 30, 2015 and December 31, 2014. There were no securities sold, not yet purchased as of June 30, 2015 and December 31, 2014. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities”.

8.	Collateralized Transactions

Securities Borrowed

Securities borrowed transactions are recorded at the contractual amount for which the securities will be returned plus accrued interest. As of June 30, 2015, the Company entered into securities borrowed transactions of $0.2 million. As of December 31, 2014, the Company entered into securities borrowed transactions of $62.7 million to cover failed trades.

Securities Loaned

As of June 30, 2015, the Company has Securities loaned transactions of $47.8 million with CF&Co. The market value of the securities lent was $48.0 million. The cash collateral received from CF&Co bears an interest rate of 0.75%. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

9.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $48.3 million and $144.7 million as of June 30, 2015 and December 31, 2014, respectively.

Marketable securities includes $48.1 million of NASDAQ OMX common stock received in connection with the earn-out from the sale of eSpeed. These shares of NASDAQ OMX common stock are classified as trading securities and accordingly measured at fair value, with any changes in fair value recognized currently in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. From time to time the Company has entered into hedging transactions using derivative contracts to minimize the effect of price changes of the Company’s NASDAQ OMX shares (see Note 11—“Derivatives”). During the three months ended June 30, 2015 and 2014, the Company recognized a loss of $2.1 million and a gain of $1.7 million respectively, related to the mark to market on the NASDAQ shares and the related hedging transactions when applicable. During the six months ended June 30, 2015 and 2014, the Company recognized a gain of $0.8 million and a loss of $0.6 million respectively, related to the mark to market on the NASDAQ shares and the related hedging transactions when applicable.

Marketable securities also includes securities classified as available-for-sale. As of June 30, 2015 and December 31, 2014, the Company had $0.2 million and $97.5 million, respectively, related to securities classified as available-for-sale which are recorded at fair value. Unrealized gains or losses on marketable securities classified as available-for-sale are included as part of “Accumulated other comprehensive loss” in the Company’s unaudited condensed consolidated statements of financial condition. The securities classified as available for sale as of December 31, 2014 included $93.1 million in fair value of GFI common stock (initial cost of $75.1 million). In connection with the Company’s successful completion of the tender offer to acquire GFI on February 26, 2015 (see Note 1—“Organization and Basis of Presentation”), these shares were considered part of the purchase consideration. Upon acquisition of GFI, the unrealized gain previously recorded in “Accumulated other comprehensive loss” was recorded as a $29.0 million gain in “Other income (loss)” in the Company’s unaudited condensed statements of financial condition.

10.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers.

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter into to minimize the effect of price changes of the Company’s NASDAQ OMX shares (see Note 11—“Derivatives”). As of June 30, 2015 and December 31, 2014, receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$963,667	$559,142
Receivables from clearing organizations	130,548	60,300
Other receivables from broker-dealers and customers	21,172	16,927
Net pending trades	427	884
Open derivative contracts	3,998	3,508

Total	$1,119,812	$640,761

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$892,464	$552,790
Payables to clearing organizations	57,909	79,848
Other payables to broker-dealers and customers	25,655	13,378
Open derivative contracts	1,607	153

Total	$977,635	$646,169

A portion of these receivables and payables are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of June 30, 2015 have subsequently settled at the contracted amounts.

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$290	$—	$410	$—
Futures	459	—	—	—
Forwards	1,931	953	—	—
Foreign exchange/commodities options	708	159	—	—
Foreign exchange swaps	610	495	3,098	153

Total	$3,998	$1,607	$3,508	$153

The notional amounts of these derivative contracts at June 30, 2015 and December 31, 2014 were $19.0 billion and $0.3 billion, respectively. At June 30, 2015, the notional amounts primarily consisted of long futures of $9.3 billion and short futures of $9.4 billion. As of June 30, 2015, these notional values of long and short futures contracts were primarily related to fixed income futures in a consolidated VIE acquired in the acquisition of GFI, of which the Company’s exposure to economic loss is approximately $5.8 million.

The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. Certain of the Company’s foreign exchange swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position at June 30, 2015 was $4.0 million.

The change in fair value of interest rate swaps, futures, foreign exchange/commodities options and foreign exchange swaps is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations, and the change in fair value of equity options related to the NASDAQ OMX hedges and forwards are included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative contract	2015	2014	2015	2014
Interest rate swaps	$(22)	$15	$(61)	$21
Futures	3,474	—	5,102	—
Forwards	443	—	910	—
Foreign exchange/commodities options	6,001	—	6,418	—
Foreign exchange swaps	1	(115)	(33)	(172)
Equity options	—	—	—	615

Gain (loss)	$9,897	$(100)	$12,336	$464

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

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at June 30, 2015 and December 31, 2014 (in thousands):

	Assets at Fair Value at June 30, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,467	$—	$—	$—	$32,467
Marketable Securities	48,193	85	—	—	48,278
Interest rate swaps	—	290	—	—	290
Forwards	—	1,931	—	—	1,931
Foreign exchange/commodities options	708	—	—	—	708
Foreign exchange swaps	—	610	—	—	610
Futures	—	459	—	—	459

Total	$81,368	$3,375	$—	$—	$84,743

	Liabilities at Fair Value at June 30, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Forwards	$—	$953	$—	$—	$953
Foreign exchange/commodities options	159	—	—	—	159
Foreign exchange swaps	—	495	—	—	495

Total	$159	$1,448	$—	$—	$1,607

	Assets at Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Government debt	$32,508	$—	$—	$—	$32,508
Marketable securities	144,719	—	—	—	144,719
Interest rate swaps	—	410	—	—	410
Foreign exchange swaps	—	3,098	—	—	3,098

Total	$177,227	$3,508	$—	$—	$180,735

	Liabilities at Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$153	$—	$—	$153

Total	$—	$153	$—	$—	$153

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset		Net Amount
				Financial Instruments	Cash Collateral Received
Assets
Interest rate swaps	$418	$128	$290	$—	$—	$290
Forwards	1,931	—	1,931	—	—	1,931
Foreign exchange/commodities options	1,198	490	708	—	—	708
Foreign exchange swaps	875	265	610	—	—	610
Futures	459	—	459	—	—	459

Total	$4,881	$883	$3,998	$—	$—	$3,998

Liabilities
Interest rate swaps	$128	$128	$—	$—	$—	$—
Forwards	953	—	953	—	—	953
Foreign exchange/commodities options	649	490	159	—	—	159
Foreign exchange swaps	760	265	495	—	—	495

Total	$2,490	$883	$1,607	$—	$—	$1,607

	December 31, 2014
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset		Net Amount
				Financial Instruments	Cash Collateral Received
Assets
Interest rate swaps	$547	$137	$410	$—	$—	$410
Foreign exchange swaps	3,144	46	3,098	—	—	3,098

Total	$3,691	$183	$3,508	$—	$—	$3,508

Liabilities
Interest rate swaps	$137	$137	$—	$—	$—	$—
Foreign exchange swaps	199	46	153	—	—	153

Total	$336	$183	$153	$—	$—	$153

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

For the three months ended June 30, 2015 and 2014, the Company recognized related party revenues of $6.1 million and $8.0 million, respectively, for the services provided to Cantor. For the six months ended June 30, 2015 and 2014, the Company recognized related party revenues of $12.7 million and $15.0 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended June 30, 2015 and 2014, the Company was charged $10.5 million and $7.4 million, respectively, for the services provided by Cantor and its affiliates, of which $6.4 million and $5.3 million, respectively, were to cover compensation to leased employees for the three months ended June 30, 2015 and 2014. For the six months ended June 30, 2015 and 2014, the Company was charged $21.4 million and $14.9 million, respectively, for the services provided by Cantor and its affiliates, of which $12.7 million and $11.0 million, respectively, were to cover compensation to leased employees for the six months ended June 30, 2015 and 2014. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended June 30, 2015 and 2014, Cantor’s share of the net profit in Tower Bridge was $0.3 million and $1.4 million, respectively. For the six months ended June 30, 2015 and 2014, Cantor’s share of the net profit in Tower Bridge was $1.0 million and $1.6 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

Equity Method Investment

On June 3, 2014, the Company’s Board of Directors and Audit Committee authorized the purchase of 1,000 Class B Units of LFI Holdings, LLC (“LFI”,) a wholly owned subsidiary of Cantor, representing 10% of the issued and outstanding Class B Units of LFI after giving effect to the transaction. On the same day, the Company completed the acquisition for $6.5 million and was granted an option to purchase an additional 1,000 Class B Units of LFI for an additional $6.5 million. LFI is a limited liability corporation headquartered in New York which is a technology infrastructure provider tailored to the financial sector. The Company accounts for the acquisition using the equity method.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of June 30, 2015 and December 31, 2014, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended June 30, 2015 and 2014, the Company recognized its share of foreign exchange losses of $25 thousand and gains of $384 thousand, respectively. During the six months ended June 30, 2015 and 2014, the Company recognized its share of foreign exchange gains of $621 thousand and $720 thousand, respectively. These gains are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2015 the Company did not have any investments in the program and as of December 31, 2014, the Company had $125 million invested in the program, which is recorded in “Cash and cash equivalents” in the Company’s unaudited condensed consolidated statements of financial condition.

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short term borrowing rate then in effect plus 1%.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of our equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of June 30, 2015 and December 31, 2014, the Company had receivables from Freedom International Brokerage of $3.2 million and $3.4 million, respectively. As of June 30, 2015 and December 31, 2014, the Company had $0.9 million and $3.1 million, respectively, in receivables from Cantor related to open derivative contracts. As of June 30, 2015 and December 31, 2014, the Company had $0.7 million and $0.2 million, respectively, in payables to Cantor related to open derivative contracts.

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

As of June 30, 2015 and December 31, 2014, the aggregate balance of employee loans, net of reserve, was $174.8 million and $130.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the three months ended June 30, 2015 and 2014 was $11.7 million and $7.2 million, respectively. Compensation expense for the above mentioned employee loans for the six months ended June 30, 2015 and 2014 was $19.8 million and $14.3 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. On April 13, 2015, the Company’s 8.75% Convertible Notes, due April 15, 2015, were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, and issued the shares to Cantor Fitzgerald, L.P. as settlement of the notes. The Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $0.5 million and $3.3 million for the three months ended June 30, 2015 and 2014 respectively. For the six months ended June 30, 2015 and 2014 the Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $3.8 million and $6.6 million, respectively. See Note 17—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information. On June 15, 2015, the Company filed a resale registration statement on Form S-3 pursuant to which 24,042,599 shares of Class A common stock may be sold from time to time by Cantor or by certain of its pledgees, donees, distributees, counterparties, transferees or other successors of interest of the shares, including banks or other financial institutions which may enter into stock pledge, stock loan or other financing transactions with Cantor or its affiliates, as well as by their respective pledgees, donees, distributees, counterparties, transferees or other successors in interest.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into controlled equity offering sales agreements with CF&Co, as the Company’s sales agent. For the three months ended June 30, 2015 and 2014, the Company was charged approximately $0.2 million and $0.2 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. For the six months ended June 30, 2015 and 2014, the Company was charged approximately $0.5 million and $0.4 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

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

On February 26, 2015, the Company completed the tender offer for GFI shares. In connection with acquisition of GFI, during the six months ended June 30, 2015 the Company recorded advisory fees of $7.1 million payable to CF&Co. These fees were included in “Professional and Consulting Fees” in the Company’s unaudited condensed consolidated statements of operations. During the six months ended June 30, 2014, the Company did not record any underwriting or advisory fees payable to CF&Co.

On May 7, 2015 the Audit committee of GFI approved the retention of CF&Co. to assist them in the sale of Trayport.

As of June 30, 2015, the Company has securities loaned transactions of $47.8 million with CF&Co. The market value of the securities lent was $48.0 million. The cash collateral received from CF&Co bears an interest rate of 0.75%. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Transactions with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized the Company to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with the Company’s acquisition and other business strategies in commercial real estate and other businesses. Such services are provided at fees not to exceed the fully-allocated cost of such services plus 10%. In connection with this agreement, the Company did not recognize any expense for the three and six months ended June 30, 2015 and 2014, respectively.

The Company also has a referral agreement in place with CCRE, in which brokers are incentivized to refer business to CCRE through a revenue-share arrangement. In connection with this revenue-share agreement, the Company recognized revenues of $0.1 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30 2015, and 2014 the Company recognized revenues of $0.2 million and $0.6 million respectively. This revenue was recorded as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

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

During the six months ended June 30, 2015, Cantor did not purchase any exchangeable limited partnership interests from BGC Holdings.

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

As of June 30, 2015, there were 1,656,357 non-exchangeable FPUs remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

Transactions with Relief Fund

During the year ended December 31, 2013, the Company committed to make charitable contributions to the Relief Fund in the amount of $25.0 million, which the Company recorded in “Other expenses” in the Company’s consolidated statements of operations for the year ended December 31, 2013. As of June 30, 2015 the remaining liability associated with this commitment was $16.5 million which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets, of up to $11.6 million in the aggregate; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended June 30, 2015 and June 30, 2014, the Company made $0.5 million and $0.3 million, respectively, in cash contributions to Aqua. During the six months ended June 30, 2015, the Company made $0.7 million and $0.4 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

14.	Investments

	June 30, 2015	December 31, 2014
Equity method investments	$31,675	$17,392
Cost method investments	1,558	—

	$33,233	$17,392

Equity Method and Similar Investments

For the three and six months ended June 30, 2015 the Company’s share of gains was $0.4 million and $0.6 million, respectively, related to its equity method investments. For the three and six months ended June 30, 2014, the Company’s share of losses was $1.3 million and $3.6 million, respectively, related to its equity method investments. As a result of the GFI acquisition, the Company also has certain investments in brokerage businesses in which the Company has a contractual right to receive a percentage of revenues, less certain direct expenses. The Company accounts for these investments in a manner similar to the equity method of accounting. The Company’s share of gains was $0.4 million related to these entities for the three months ended June 30, 2015 and $1.0 million for the six months ended June 30, 2015. The Company’s total shares of gains and losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statement of operations.

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of June 30, 2015 and December 31, 2014. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	June 30, 2015		December 31, 2014
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$3,205	$4,315	$710	$1,690

[1]	The Company has entered into a subordinated loan agreement with a VIE (Aqua), whereby the Company agreed to lend the principal sum of $980 thousand. As of June 30, 2015, the Company’s maximum exposure to loss with respect to its VIEs primarily includes the sum of its equity investments in Aqua, BIP Trading and QUBED Derivatives and the $980 thousand subordinated loan to Aqua.

Consolidated VIEs

Through the acquisition of GFI, the Company is invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $11.1 million at June 30, 2015, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $3.0 million at June 30, 2015. The Company’s exposure to economic loss on these VIEs is approximately $5.8 million.

Cost Method Investments

As a result of the GFI Acquisition, the Company acquired Investments for which they did not have the ability to exert significant influence over operating and financial policies. These investments are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At June 30, 2015 the Company had cost method investments of $1.6 million.

15.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Computer and communications equipment	$275,020	$151,808
Software, including software development costs	214,728	103,872
Leasehold improvements and other fixed assets	153,685	105,389

	643,433	361,069
Less: accumulated depreciation and amortization	496,172	249,049

Fixed assets, net	$147,261	$112,020

Depreciation expense was $7.6 million and $7.4 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense was $15.5 million and $15.2 million for the six months ended June 30, 2015 and 2014, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

The Company has approximately $4.0 million of asset retirement obligations related to certain of its leasehold improvements. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the three months ended June 30, 2015 and 2014, software development costs totaling $3.9 million and $4.7 million, respectively, were capitalized. For the six months ended June 30, 2015 and 2014, software development costs totaling $7.0 million and $7.3 million, respectively, were capitalized. Amortization of software development costs totaled $7.4 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively. Amortization of software development costs totaled $11.2 million and $5.2 million for the six months ended June 30, 2015 and 2014, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $13.2 million and $0.5 million were recorded for the three months ended June 30, 2015 and 2014, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $17.7 million and $3.7 million were recorded for the six months ended June 30, 2015 and 2014, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. In connection with the acquisition of GFI, the Company evaluated the combined portfolios of capitalized software projects and fixed assets and, as a result, identified certain redundancies and assets no longer in service which resulted in impairment charges. The impairment charges for the three and six months ended June 30, 2015 and 2014 were related to the Financial Services segment. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

16.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2015 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2014	$134,898	$257,672	$392,570
Acquisitions	428,856	110,923	539,779
Measurement period adjustments	(151)	3,135	2,984
Cumulative translation adjustment	(1,754)	—	(1,754)

Balance at June 30, 2015	$561,849	$371,730	$933,579

During the six months ended June 30, 2015, the Company recognized additional goodwill of approximately $428.9 million and $110.9 million, which was allocated to the Company’s Financial Services segment and the Company’s Real Estate Services segment, respectively.

During the six months ended June 30, 2015, the Company recognized measurement period adjustments of approximately $(0.2) million relating to Financial Services, and $3.1 million for Real Estate Services. The Company considers the adjustments insignificant to its unaudited condensed consolidated financial statements and accordingly the Company’s consolidated statements of financial position at December 31, 2014 were not retrospectively adjusted.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted average life):

	June 30, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,988	$6,629	$1,359	2.7
Acquired intangibles	258,017	28,599	229,418	15.3
Noncompete agreements	1,790	1,659	131	0.3
All other	2,130	114	2,016	7.8

Total definite life intangible assets	269,925	37,001	232,924	15.2
Indefinite life intangible assets:
Trade names	102,765	—	102,765	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	104,265	—	104,265	N/A

Total	$374,190	$37,001	$337,189	15.2

	December 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,554	$6,336	$1,218	2.3
Acquired intangibles	28,004	14,815	13,189	2.1
Noncompete agreements	1,790	1,436	354	0.8
All other	2,182	1,148	1,034	4.2

Total definite life intangible assets	39,530	23,735	15,795	2.2
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$51,715	$23,735	$27,980	2.2

Intangible amortization expense was $8.7 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively. Intangible amortization expense was $13.6 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

The estimated future amortization expense of definite life intangible assets as of June 30, 2015 is as follows (in millions):

2015	$14.9
2016	24.7
2017	21.4
2018	17.6
2019	15.9
2020 and thereafter	138.4

Total	$232.9

17.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
8.75% Convertible Notes	$—	$150,000
4.50% Convertible Notes	154,911	152,527
8.125% Senior Notes	109,084	109,022
5.375% Senior Notes	295,610	295,151
8.375% Senior Notes	255,300	—
Collateralized borrowings	26,295	—
Loans pursuant to Credit Agreement	50,000	—

Total	$891,200	$706,700

The Company’s Convertible Notes and Senior Notes are recorded at amortized cost. As of June 30, 2015 and December 31, 2014, the carrying amounts and estimated fair values of the Company’s Convertible Notes and Senior Notes were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% Convertible Notes	$—	$—	$150,000	$220,213
4.50% Convertible Notes	154,911	169,200	152,527	170,800
8.125% Senior Notes	109,084	123,075	109,022	123,075
5.375% Senior Notes	295,610	312,750	295,151	295,500
8.375% Senior Notes	255,300	271,200	—	—

Total	$814,905	$876,225	$706,700	$809,588

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

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. On April 13, 2015, the Company’s 8.75% Convertible Notes, were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, and issued to Cantor Fitzgerald L.P. The Company recorded interest expense related to the 8.75% Convertible Notes of $0.5 million and $3.3 million for the three months ended June 30, 2015 and 2014, respectively. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.8 million and $6.6 million for the six months ended June 30, 2015 and 2014, respectively.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes due 2016. The 4.50% Convertible Notes are general senior unsecured obligations of the Company. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $3.0 million for both the three months ended June 30, 2015 and 2014. The Company recorded interest expense related to the 4.50% Convertible Notes of $6.0 million and $5.9 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. Upon conversion, the Company will pay or deliver cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. As of June 30, 2015, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.71 as of June 30, 2015, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $13.39 per share as of June 30, 2015. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 14.9 million shares of BGC’s Class A common stock as of June 30, 2015, subject to adjustment in certain circumstances.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Principal amount of debt component	$160,000	$160,000	$—	$150,000
Unamortized discount	(5,089)	(7,473)	—	—
Carrying amount of debt component	154,911	152,527	—	150,000
Equity component	18,972	18,972	—	—
Effective interest rate	7.61%	7.61%	—	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016	4/15/2015	4/15/2015
Conversion price	$9.84	$9.84	$—	$6.25
Number of shares to be delivered upon conversion	16,260,160	16,260,160	—	23,990,604
Amount by which the notes’ if-converted value exceeds their principal amount	—	—	$—	$69,514

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the three months ended		For the three months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Coupon interest	$1,800	$1,800	$547	$3,281
Amortization of discount	1,197	1,160	—	—

Total interest expense	$2,997	$2,960	$547	$3,281

	4.50% Convertible Notes		8.75% Convertible Notes
	For the six months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Coupon interest	$3,600	$3,600	$3,828	$6,562
Amortization of discount	2,384	2,312	—	—

Total interest expense	$5,984	$5,912	$3,828	$6,562

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $2.3 million for both the three months ended June 30, 2015 and 2014, respectively. The Company recorded interest expense related to the 8.125% Senior Notes of $4.6 million for both the six months ended June 30, 2015 and 2014, respectively.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $4.3 million and $8.6 million for the three and six months ended June 30, 2015, respectively. There was no interest expense related to the 5.375% Senior Notes for the three or six months ended June 30, 2014.

8.375% Senior Notes

As part of the GFI acquisition, the Company acquired $240.0 million in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due July 2018. The carrying value of these notes as of June 30, 2015 was $255.3 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to GFI’s credit rating, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million New Shares. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gives us the ability to control the timing and process with respect to a full merger. Also on July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes. These actions resulted in recent upgrades of GFI’s credit ratings which reduces the penalty interest to 25 basis points effective July 19, 2015. The Company recorded interest expense related to the 8.375% Senior Notes of $6.2 million and $8.3 million for the three and six months ended June 30, 2015, respectively.

Collateralized Borrowings

Secured loan arrangements

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for the loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 11, 2019. The Company did not have any secured loan arrangements outstanding as of December 31, 2014. As of June 30, 2015, the Company had a $26.3 million secured loan arrangement outstanding which includes $0.3 million of deferred financing costs. The value of the fixed assets pledged as of June 30, 2015 was $16.0 million.

The Company recorded interest expense related to the secured loan arrangement of $0.2 million for the three months ended June 30, 2015. The Company did not have any secured loan arrangements outstanding as of June 30, 2014. The Company recorded interest expense related to the secured loan arrangement of $0.3 million for the six months ended June 30, 2015.

Short Term Borrowings

As part of the GFI Acquisition, the Company acquired a credit agreement as amended, (the “Credit Agreement”) with Bank of America, N.A. and certain other lenders. The Credit Agreement provides for maximum revolving loans of up to $75.0 million through December 2015. The interest rate of the outstanding loan under the credit agreement was 5.75% as of June 30, 2015. As of June 30, 2015 there was $50.0 million of borrowings outstanding. For the three and six months ended June 30, 2015, the Company recorded interest expense related to the Credit Agreement of $0.8 million and $1.0 million, respectively.

18.	Compensation

The Company’s Compensation Committee may grant various equity-based awards, including restricted stock units, restricted stock, stock options, limited partnership units and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units and FPUs. A maximum of 300 million shares of the Company’s Class A common stock are authorized to be delivered or cash settled pursuant to awards granted. As of June 30, 2015, the limit on the aggregate number of shares authorized to be delivered allows for the grant of future awards relating to 137.9 million shares. Upon vesting of RSUs, issuance of restricted stock or exercise of employee stock options, the Company generally issues new shares of the Company’s Class A common stock.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units

Balance at December 31, 2014	53,561,990
Granted	16,807,711
Redeemed/exchanged units	(4,924,915)
Forfeited units	(1,076,505)

Balance at June 30, 2015	64,368,281

During the three months ended June 30, 2015 and 2014, the Company granted exchangeability on 2.7 million and 3.0 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $25.6 million and $20.0 million, respectively. During the six months ended June 30, 2015 and 2014, the Company granted exchangeability on 7.1 million and 7.5 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $62.2 million and $49.2 million, respectively.

As of June 30, 2015 and December 31, 2014, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 4.1 million and 2.0 million, respectively.

As of June 30, 2015 and December 31, 2014, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $107.4 million and $68.8 million, respectively. As of June 30, 2015 and December 31, 2014, the aggregate estimated fair value of these limited partnership units was $18.5 million and $11.8 million. The number of outstanding limited partnership units with a post-termination pay-out as of June 30, 2015 and December 31, 2014 was 14.6 million and 9.8 million, respectively, of which 9.2 million and 6.9 million were unvested.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of June 30, 2015 and December 31, 2014, the aggregate estimated fair value of these acquisition related limited partnership units was $26.4 million and $24.2 million respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to these limited partnership units that were not redeemed of $2.8 million and $2.3 million for the three months ended June 30, 2015 and 2014, respectively, The Company recognized compensation expense, before associated income taxes, related to these limited partnership units that were not redeemed of $7.3 million and $3.4 million for the six months ended June 30, 2015 and 2014, respectively. These are included in Compensation and employee benefits in the Company’s unaudited condensed consolidated statements of operations.

The limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $0.6 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively. The allocation of income to limited partnership units and FPUs was $1.1 million and $4.5 million for the six months ended June 30, 2015 and 2014, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2014	2,140,932	$4.70	1.74
Granted	461,685	8.46
Delivered units	(845,395)	4.95
Forfeited units	(65,383)	5.29

Balance at June 30, 2015	1,691,839	$5.58	1.80

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

During the six months ended June 30, 2015 and 2014, the Company granted 0.5 million and 0.8 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $3.9 million and $4.4 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the six months ended June 30, 2015 and 2014, the Company withheld shares valued at $1.2 million and $0.8 million, respectively, to pay taxes due at the time of vesting.

As of June 30, 2015 and December 31, 2014, the aggregate estimated grant date fair value of outstanding RSUs was approximately $9.4 million and $10.1 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $1.2 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively. Compensation expense related to RSUs, before associated income taxes, was approximately $2.7 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was approximately $11.2 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

Pursuant to the Global Partnership Restructuring Program in June 2013, the Company granted approximately 41 million restricted shares of the Company’s Class A common stock. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the three months ended June 30, 2015 approximately 27 thousand shares were forfeited in connection with this clause. The restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. During the six months ended June 30, 2015 and 2014, the Company released the restrictions with respect to approximately 1.9 million and 5.6 million of such shares, respectively.

Deferred Cash Compensation

As part of the acquisition of GFI, the Company now maintains a Deferred Cash Award Program which was adopted by GFI on February 12, 2013, and provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. In addition, prior to the completion of the tender offer, GFI’s outstanding RSUs were converted into the right to receive an amount in cash equal to $6.10 per unit, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU. The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended June 30, 2015 was $8.2 million. The total compensation expense recognized in relation to the deferred cash compensation awards for the six months ended June 30, 2015 was $11.4 million. Total unrecognized compensation cost related to deferred cash compensation prior to the consideration of forfeitures, was approximately $44.5 million and is expected to be recognized over a weighted-average period of 1.55 years.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	2,184,238	$9.66	2.3	$—
Granted	—	—
Exercised options	(30,000)	8.98
Forfeited options	(5,000)	9.57

Options exercisable at June 30, 2015	2,149,238	$9.67	1.9	$—

The Company did not grant any stock options during the three months ended June 30, 2015 and 2014. There were 30 thousand stock options exercised during the six months ended June 30, 2015. There were no stock options exercised during the six months ended June 30, 2014.

The Company did not record any compensation expense related to stock options for the three or six months ended June 30, 2015 or 2014, as all of these options had vested in prior years. As of June 30, 2015, all of the compensation expense related to stock options was fully recognized.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of June 30, 2015, the Company was contingently liable for $1.4 million under these letters of credit.

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

Indemnification

In connection with the sale of eSpeed, the Company has indemnified NASDAQ OMX for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the Directors and Officers of GFI. As of June 30, 2015, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for this indemnification, as the potential for being required to make payments under this indemnification is remote.

20.	Income Taxes

The Company’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners (see Note 3—“Limited Partnership Interests in BGC Holdings” for discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. As of June 30, 2015, the Company had $287.7 million of undistributed foreign pre-tax earnings, it is our intention to permanently reinvest them in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2015, the Company had $8.0 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of December 31, 2014, there were no unrecognized tax benefits. The increase of uncertain tax benefits is due to acquired positions as a result of the GFI Acquisition. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of June 30, 2015, the Company had approximately $1.3 million of accrued interest related to uncertain tax positions. As of December 31, 2014, there were no accrued interest and penalties related to uncertain tax positions. The increase of accrued interest and penalties related to uncertain tax positions is due to acquired positions as a result of the GFI Acquisition.

21.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2015, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of June 30, 2015, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2015, $514.1 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $243.7 million.

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

Three months ended June 30, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$126,346	$—	$—	$126,346
Credit	74,194	—	—	74,194
Foreign exchange	82,404	—	—	82,404
Energy and commodities	54,815	—	—	54,815
Equities and other asset classes	54,001	—	—	54,001
Leasing and other services	—	130,221	—	130,221
Real Estate capital markets	—	61,178	—	61,178
Real estate management services	—	46,528	—	46,528
Fees from related parties	83	—	6,012	6,095
Market data and software solutions	27,693	—	—	27,693
Other revenues	1,858	445	192	2,495

Total non-interest revenues	421,394	238,372	6,204	665,970
Interest income	327	325	2,509	3,161

Total revenues	421,721	238,697	8,713	669,131

Interest expense	185	12	18,242	18,439
Non-interest expenses	366,451	211,650	58,360	636,461

Total expenses	366,636	211,662	76,602	654,900
Other income (losses), net:
Gain on divestiture	—	—	894	894
Gains on equity method investments	—	—	833	833
Other income (losses)	(2,097)	—	3,428	1,331

Total other income, (losses) net	(2,097)	—	5,155	3,058

Income (loss) from operations before income taxes	$52,988	$27,035	$(62,734)	$17,289

For the three months ended June 30, 2015, the Financial Services segment income from operations before income taxes includes a $2.1 million loss related to the NASDAQ OMX Transaction consideration and the associated mark-to-market movements and/or hedging. For the three months ended June 30, 2015, the Real Estate Services segment income from operations before income taxes excludes $0.5 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended June 30, 2014 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$104,677	—	—	$104,677
Credit	58,923	—	—	58,923
Foreign exchange	49,279	—	—	49,279
Energy and commodities	13,154	—	—	13,154
Equities and other asset classes	30,483	—	—	30,483
Leasing and other services	—	87,035	—	87,035
Real Estate capital markets	—	20,866	—	20,866
Real estate management services	—	39,020	—	39,020
Fees from related parties	52	—	7,915	7,967
Market data and software solutions	2,195	—	—	2,195
Other revenues	1,302	—	376	1,678

Total non-interest revenues	260,065	146,921	8,291	415,277
Interest income	380	118	1,427	1,925

Total revenues	260,445	147,039	9,718	417,202
Interest expense	962	—	8,268	9,230
Non-interest expenses	220,668	142,340	30,428	393,436

Total expenses	221,630	142,340	38,696	402,666
Other income (losses), net:
Gain on divestiture	—	—	—	—
Losses on equity method investments	—	—	(1,288)	(1,288)
Other income	1,667	—	—	1,667

Total other income (losses), net	1,667	—	(1,288)	379

Income (loss) from operations before income taxes	$40,482	4,699	(30,266)	$14,915

For the three months ended June 30, 2014, the Financial Services segment income from operations before income taxes includes $1.7 million related to the NASDAQ OMX Transaction consideration and the associated mark-to-market movements and/or hedging. For the three months ended June 30, 2014, the Real Estate Services segment income from operations before income taxes excludes $2.2 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Six months ended June 30, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$248,357	$—	$—	$248,357
Credit	141,369	—	—	141,369
Foreign exchange	155,345	—	—	155,345
Energy and commodities	84,219	—	—	84,219
Equities and other asset classes	90,216	—	—	90,216
Leasing and other services	—	233,784	—	233,784
Real estate capital markets	—	114,920	—	114,920
Real estate management services	—	87,130	—	87,130
Fees from related parties	108	—	12,593	12,701
Market data and software solutions	39,220	—	—	39,220
Other revenues	3,517	639	415	4,571

Total non-interest revenues	762,351	436,473	13,008	1,211,832
Interest income	723	613	3,530	4,866

Total revenues	763,074	437,086	16,538	1,216,698

Interest expense	657	12	33,672	34,341
Non-interest expenses	643,433	393,803	126,408	1,163,644

Total expenses	644,090	393,815	160,080	1,197,985
Other income (losses), net:
Gain on divestiture	—	—	679	679
Gains on equity method investments	—	—	1,636	1,636
Other income	836	—	31,695	32,531

Total other income, net	836	—	34,010	34,846

Income (loss) from operations before income taxes	$119,820	$43,271	$(109,532)	$53,559

For the six months ended June 30, 2015, the Financial Services segment income from operations before income taxes includes $0.8 million related to the NASDAQ OMX Transaction consideration and the associated mark-to-market movements and/or hedging. For the six months ended June 30, 2015, the Real Estate Services segment income from operations before income taxes excludes $1.2 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Six months ended June 30, 2014 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$218,349	$—	$—	$218,349
Credit	124,369	—	—	124,369
Foreign exchange	101,345	—	—	101,345
Energy and commodities	26,208	—	—	26,208
Equities and other asset classes	60,180	—	—	60,180
Leasing and other services	—	174,580	—	174,580
Real estate capital markets	—	42,491	—	42,491
Real estate management services	—	78,846	—	78,846
Fees from related parties	80	—	14,919	14,999
Market data and software solutions	4,530	—	—	4,530
Other revenues	11,429	—	668	12,097

Total non-interest revenues	546,490	295,917	15,587	857,994
Interest income	684	234	3,079	3,997

Total revenues	547,174	296,151	18,666	861,991
Interest expense	1,562	—	17,003	18,565
Non-interest expenses	448,133	277,012	88,001	813,146

Total expenses	449,695	277,012	105,004	831,711
Other income (losses), net:
Losses on equity method investments	—	—	(3,563)	(3,563)
Other income	(556)	—	—	(556)

Total other income (losses), net	(556)	—	(3,563)	(4,119)

Income (loss) from operations before income taxes	$96,923	$19,139	$(89,901)	$26,161

For the six months ended June 30, 2014, the Financial Services segment income from operations before income taxes includes a $0.6 million loss related to the NASDAQ OMX Transaction consideration and the associated mark-to-market movements and/or hedging. For the six months ended June 30, 2014, the Real Estate Services segment income from operations before income taxes excludes $2.9 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Total assets by reportable segment (in thousands):

Total Assets[1]	Financial Services	Real Estate Services	Total
At June 30, 2015	$3,507,052	$464,674	$3,971,726

At December 31, 2014	$2,318,590	$432,537	$2,751,127

[1]	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the six months ended June 30, 2015 and 2014, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
United States	$378,145	$236,004	$685,085	$490,306
United Kingdom	172,070	100,914	313,774	205,900
Asia	58,689	36,982	107,307	81,002
France	22,697	23,747	43,524	47,879
Other Americas	14,295	8,451	26,729	15,142
Other Europe/MEA	23,235	11,104	40,279	21,762

Total revenues	$669,131	$417,202	$1,216,698	$861,991

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of June 30, 2015 and December 31, 2014, respectively, is as follows (in thousands):

	June 30, 2015	December 31, 2014
Long-lived assets:
United States	$1,281,216	$497,749
United Kingdom	274,921	121,735
Asia	30,119	29,459
France	6,557	5,979
Other Americas	18,007	19,188
Other Europe/MEA	6,253	2,549

Total long-lived assets	$1,617,073	$676,659

23.	Subsequent Events

Second Quarter 2015 Dividend

On July 27, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share for the second quarter of 2015, payable on September 4, 2015 to Class A and Class B common stockholders of record as of August 21, 2015.

Acquisitions

On July 1, 2015, the Company completed the acquisition of Excess Space Retail Services, Inc. (“Excess Space”), a provider of real estate disposition, lease restructuring and lease renewal services, as well as related valuations for retailers nationwide. The acquisition of Excess Space will be recorded in the Company’s Real Estate Services segment.

Controlled Equity Offering

Since June 30, 2015, the Company has issued, pursuant to its controlled equity offerings, 1.1 million shares of Class A common stock related to redemptions and exchanges of limited partnership interests as well as for general corporate purposes.

Guarantee of the GFI 8.375% Senior Notes

Effective July 10, 2015, the Company and GFI entered into a guarantee (the “Guarantee”) pursuant to which the Company guaranteed the obligations of GFI under GFI’s 8.375% Senior Notes due 2018 in the remaining aggregate principal amount of $240 million (the “Notes”) and the indenture for the Notes, dated as of July 19, 2011 (the “Indenture”), between GFI and The Bank of New York Mellon Trust Company, N.A., as Trustee. The Guarantee had a positive impact on the credit ratings of the Notes. Pursuant to the terms of the Indenture, the current interest rate on the Notes will be reduced effective July 19, 2015. The reduced interest rate is the result of improved credit ratings following both the acquisition of GFI by the Company and the Guarantee. The Company and GFI will share any cost savings, including interest and other costs, resulting from the credit enhancement provided by Company.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2015 and 2014. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage company servicing the financial and real estate markets through our Financial Services and Real Estate Services businesses. Our Financial Services business specializes in the brokerage of a broad range of products, including fixed income securities, interest rate derivatives, foreign exchange, equities, equity derivatives, credit derivatives, energy and commodity derivatives, and futures. Our Financial Services business also provides a wide range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through brands including BGC Trader™, BGC Market Data, Trayport ® and FENICS ®, we offer financial technology solutions, market data, and analytics related to select financial instruments and markets.

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

We remain confident in our future growth prospects as we continue to increase the scale and depth of our Financial Services and Real Estate Services platforms and continue to seek market driven opportunities to expand our business in numerous financial asset classes. This was exemplified by the successful completion of our tender offer for the majority of GFI’s outstanding common shares. Beginning on March 2, 2015, BGC began consolidating the results of GFI, which continues to operate as a controlled company and as a separately branded division of BGC. We also completed the purchase of remaining Apartment Realty Advisers (“ARA”) members during the first half of this year. By adding the leading brokerage companies to our platform, we have greatly broadened the scope and depth of services we can provide to our clients across our consolidated business. We also continued to make key hires around the world and integrate other recent acquisitions onto our global platform. We expect these additions to increase our earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitable hires.

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

As of March 2, 2015, GFI operates as a controlled company and as a division of BGC, reporting to Shaun Lynn, President of BGC, and its financial results will be consolidated as part of BGC going forward. Additionally, BGC and GFI are expected to remain separately branded divisions for the foreseeable future. This is the first full quarter in which our results include those of GFI. We’ve had limited turnover in GFI’s front office, and the integration is progressing well.

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

On April 28, 2015, a subsidiary of BGC purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock (the “New Shares”) at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. Due to intercompany eliminations, the New Shares and the note will have no impact on the consolidated balance sheet of BGC. GFI expects that any funds received in payment of the principal of the note would be earmarked for repayment of GFI’s existing $240 million senior notes due July 2018 (the “GFI Notes”) or potentially be the basis of collateral with respect to the GFI Notes. Following the issuance of the New Shares, BGC owns approximately 67% of GFI’s outstanding common stock. As a result of our owning more than two-thirds of GFI, we believe that we can complete a full merger between BGC and GFI at any time, despite the Support Agreement. We expect to complete a full merger no later than the first quarter of 2016.

We believe the combination of BGC and GFI will create a strong and diversified company, well positioned to capture future growth opportunities. Through this combination, we expect to deliver substantial benefits to customers of the combined company, and we expect to become the largest and most profitable wholesale brokerage company. We also believe this is a highly complementary combination, which will result in meaningful economies of scale. While the front office operations will remain separately branded divisions, we plan on integrating the back office, technology, and infrastructure of these two companies in a smart and deliberate way. We expect to reduce our expense run rate by at least $50 million a year by the first quarter of 2016, and at least $40 million in further annualized cost savings by the first quarter of 2017, for a total of at least $90 million in savings, all excluding Trayport. By guaranteeing GFI’s debt, we have substantially improved the credit rating of their bonds and lowered future interest payments. We have also been able to free up capital set aside for regulatory and clearing purposes, allowing us to use our balance sheet more efficiently. As the integration of BGC and GFI continues, we expect to generate increased productivity per broker and to continue converting voice and hybrid broking to more profitable fully electronic trading, all of which should lead to increased revenues, profitability and cash flows.

We are in the midst of the sales process of Trayport and expect to complete the transaction before the end of 2015. Numerous serious parties are participating in the process at a valuation that reflects its continuing growth in the year following last year’s announced transaction, its high margins, leading technology, and strategic importance in the global energy and commodities markets. We also expect to receive more than $650 million in additional Nasdaq OMX stock over time, which is not reflected on our balance sheet. As these shares are paid, and we complete the sale of Trayport, we expect to have one of the strongest balance sheets in our industry. We expect our earnings to continue to grow as we increase the profitability of GFI, add revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units of BGC, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

NASDAQ OMX Transaction

On June 28, 2013, we completed the sale (the “NASDAQ OMX Transaction”) of certain assets to The NASDAQ OMX Group, Inc. (“NASDAQ OMX”). NASDAQ OMX purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (the “Purchased Assets” or “eSpeed”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of NASDAQ OMX common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ OMX is equal to or greater than $25 million. Through June 30, 2015, we have received 1,984,494 shares of NASDAQ OMX common stock in accordance with the agreement. The contingent future issuances of NASDAQ OMX common stock are also subject to acceleration upon the occurrence of certain events, including the acquisition by any person of 50% or more of NASDAQ OMX’s stock (including by merger), NASDAQ OMX ceasing to hold Purchased Assets representing 50% or more of the aggregate revenue attributable to the Purchased Assets as of the closing, and the sale of all or substantially all of NASDAQ OMX’s assets, as well as to certain anti-dilution provisions.

As a result of the sale of eSpeed, we only sold our on-the-run; benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. We continue to offer voice brokerage for on-the-run U.S. Treasuries, as well as across various other products in rates, credit, FX, market data and software solutions. As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, our remaining e-businesses, excluding Trayport, include revenues from intra-company software and analytics usage, and generated $63.7 million and $104.5 million in revenues during the three and six months ended June 30, 2015, respectively. The intra-company revenue from software and analytics usage was $13.0 million for the three and six months ended June 30, 2015, and is related to the acquisition of GFI and its fully electronic business FENICS. These fully electronic revenues are more than double those of eSpeed, which generated $48.6 million in revenues for the six months ended June 30, 2013 and was sold in the second quarter of 2013 for $1.2 billion. Going forward we expect these businesses to become an even more valuable part of BGC as they continue to grow faster than, and be substantially larger than eSpeed ever was for us.

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

In recent years, our Financial Services businesses have faced more challenging market conditions. While our foreign exchange (“FX”) equities and other asset classes, and energy and commodities businesses operated in a generally improved macro environment over the last few quarters, our rates and credit businesses continued to face a challenging macro backdrop. The continued low volume environment facing our rates and credit businesses has been part of a greater industry trend that has been attributed to a number of cyclical factors, including extreme monetary policies by several major central banks including the Federal Reserve, Bank of England, Bank of Japan, and more recently, the European Central Bank. These accommodative monetary policies have resulted in historically low levels of volatility and interest rates across most financial markets. The global credit markets have also faced structural issues such as the higher bank capital requirements under Basel III. Consequently, these factors contributed to lower trading volumes in our rates and credit asset classes across most geographies in which we operate.

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

In addition, BGC maintains its ownership stake in ELX, a CFTC approved designated contract market (“DCM”), which is capable of offering Dodd-Frank Act compliant swap trading to eligible market participants.

We believe that our relative competitive position is strong in this new environment, and that we will gain market share. This is because the new rules not only require OTC market execution venues to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, but also because recent revisions to the execution methodology rules will allow elements of voice brokerage to flourish. We are a leader in both the breadth and scale of our hybrid and fully electronic trading capability, and we expect to outperform our competitors in such an environment.

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

Rates volumes in particular are influenced by market volatility, which has remained tempered compared to long-term historical averages due to continued quantitative easing undertaken by the various central banks. Quantitative easing entails the central banks buying government securities or other securities in the open market—particularly longer-dated instruments—in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge—thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its Quantitative Easing program in the fourth quarter of 2014, the U.S. Federal Reserve still had over $3.7 trillion worth of long-dated U.S. Treasury and Federal Agency securities as at June 24, 2015, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past few years and have indicated that they may continue to do so.

In addition, the G-20 central banks have agreed to implement the Basel III accord. Basel III was drafted with the intention of making banks more stable in the wake of the financial crisis. The accord, which will be phased in over the next few years, will force most large banks in G-20 nations to hold approximately three times as much Tier 1 capital as is required under the previous set of rules. The new capital rules make it more expensive for banks to hold non-sovereign debt assets on their balance sheets, and as a result, analysts say banks have reduced or will reduce their trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has further reduced overall industry volumes in many of the products we trade, particularly in credit.

During the three months ended June 30, 2015, industry volumes were generally mixed year-on-year for the OTC and listed products we broker in rates, credit, FX, equities, energy and commodities. For example, volumes were generally up within FX, cash equities, and energy, and were flat in listed, equity derivatives while volumes were generally down within European interest rate futures, commodities, and credit. Below is a discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including; global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. While the amount of global sovereign debt outstanding remains high by historical standards, the level of secondary trading and related hedging activity remains muted. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), the average daily volume of U.S. Treasuries amongst primary dealers was down by approximately 3% in the second quarter of 2015 as compared with a year earlier. Additionally, interest rate volumes were down by approximately 1% and 24% at CME and ICE, respectively, although they were up by 33% at Eurex due largely to increased volatility in longer term German bond yields related in part to the unexpected additions to the types of bonds covered under the ECB’s quantitative easing program and the ongoing Greek debt crises. In comparison, our fully electronic rates revenues were up approximately 52% from a year earlier, driven largely by the acquisition of GFI. Overall revenues from rates products were up by approximately 21% during the period to $126.3 million, primarily driven by the addition of GFI, Remate and R.P. Martin.

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

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives side of this business are impacted by sovereign and corporate issuance. Global credit derivative market turnover has declined due to uncertainty surrounding recently enacted rules for the clearing of credit derivatives in the U.S. along with non-uniform regulation across different geographies. In addition, corporate and asset-backed bond trading has continued to decline for many of our large bank customers as they reduce their inventory of bonds in order to comply with Basel III and other international financial regulations. During the quarter, primary dealer average daily volumes for corporate bonds were down by 11% according to Bloomberg. As of June 19, 2015, total dealer gross notional credit derivatives outstanding as reported by SIFMA—a reflection of the inter-dealer derivatives market—was down by 28% from a year earlier. In comparison, our fully electronic credit revenues were up over 138%, driven largely by double-digit organic growth and the addition of GFI, while overall credit revenues increased by approximately 26% to $74.2 million.

Foreign Exchange Volumes and Volatility

Global FX volumes were generally up during the second quarter of 2015, largely as a result of a continued uptick in volatility related to diverging monetary policy across many central banks and the Greek debt crises. Our fully electronic FX revenues increased over 114%, while our overall FX revenues increased 67% to $82.4 million, primarily related to strong organic growth and the acquisitions of GFI, Remate and R.P. Martin. In comparison, FX volumes increased by approximately 1% at Thomson Reuters, by 42% at the CME and by 34% for EBS.

Energy and Commodities

Energy volumes were generally up during the second quarter 2015, driven by the increased volatility exhibited in global oil prices, while commodity volumes were generally flat to down. According to Credit Suisse, combined energy futures volumes at CME and the ICE were up by 29% while other commodities futures volumes were down by 3%. BGC’s energy and commodities revenues were up by approximately 317% to $54.8 million, largely driven by the acquisitions of GFI and HEAT Energy Group.

Equities and Other Asset Classes

Global equity markets were generally flat to up during the quarter. According to Credit Suisse Equity Research, the number of U.S. shares traded was up 2%, while notional value of European shares traded increased by 30%, and daily average equity derivatives volumes across the major European and U.S. exchanges were flat, all when compared with the second quarter of 2014. In contrast, our overall revenues from equities and other asset classes increased by over 77% to $54 million, driven largely by the acquisition of GFI.

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

The combination of more market acceptance of hybrid and fully electronic trading and our competitive advantage in terms of technology and experience has contributed to our strong gains in electronically traded products. We continued to invest in hybrid and fully electronic technology broadly across our financial services product categories. We plan to combine our electronic assets under one name, FENICS. We believe combining our leading edge and global technology with the highly respected technology company, FENICS, will create a financial technology powerhouse.

Our Financial Services electronic trading, market data and software solutions revenue, excluding Trayport and including revenues from intra-company software and analytics usage, increased by approximately 182.3% to $63.7 million for the quarter, as compared with $22.6 million for the quarter ended June 30, 2014. The intra-company revenue from software and analytics usage was $13.0 million in the current quarter versus none a year earlier, and is related to the acquisition of GFI and its fully electronic business FENICS. The increase in these retained technology-based revenues for the quarter was due to the acquisition of GFI along with the double-digit organic growth from the brokerage of fully electronic rates, credit, and Spot FX as well as higher market data revenues. We now offer electronically traded products on a significant portion of our Financial Services segment’s more than 200 Financial Services desks. The revenues, profits, and growth of these products are more than double those of eSpeed, which we sold in the second quarter of 2013 for over $1.2 billion. The financial results and strong momentum of our e-businesses also compare favorably to other highly valuable electronic trading platforms that are either publicly-traded or that have recently been sold by other companies. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of our technology-based businesses to further improve this segment’s profitability.

Real Estate Services:

Our discussion of financial results for “Newmark Grubb Knight Frank,” “NGKF,” or “Real Estate Services” reflects only those businesses owned by us and does not include the results for Knight Frank or for the independently-owned offices that use some variation of the NGKF name in their branding or marketing.

Our Real Estate Services segment continued to show solid growth and generated approximately 36% of our revenues in the quarter ended June 30, 2015. Real Estate brokerage revenues grew by over 77% year-over-year, which included growth in real estate capital markets of over 193% and in leasing and other services of approximately 50%. This growth was primarily driven by the addition of Cornish & Carey, ARA and CFI along with organic growth. While we benefited from positive industry trends, we believe that NGKF continued to gain market share. Our Real Estate management services and other revenues were up by 21%; and overall revenues improved by over 62%. Our acquisitions of Cornish & Carey and ARA are expected to continue to drive future growth of our Real Estate Services business, particularly in the higher margin capital markets brokerage space.

We expect the overall profitability of our Real Estate Services business to increase as we increase its size and scale. However, the pre-tax margins in the segment are also impacted by the mix of revenues generated by NGKF. For example, real estate capital markets, which includes sales, commercial mortgage broking, and other financial services, generally has larger transactions that occur with less frequency and more seasonality when compared with leasing advisory. However, real estate capital markets tend to have significantly higher pre-tax margins than NGKF as a whole. Leasing advisory revenues are generally more predictable than revenues from real estate capital markets, while pre-tax earnings margins tend to be more similar to those of the segment as a whole. Property and facilities management, which together are called “real estate management services,” generally have the most predictable and steady revenues, but pre-tax earnings margins below those for NGKF as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period of time, which provides us with stable and foreseeable sources of brokerage revenues.

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

Economic Growth in the U.S.

The U.S. economy is believed to have expanded by an annualized rate of 2.3 % during the second quarter of 2015 according to the U.S. Bureau of Economic Analysis’s advance estimate, as compared to an average annual increase of 2.4% for the twelve months ended 2014. Many economists believe that U.S. economic growth faces near-term headwinds with a strengthening U.S. Dollar and declining energy prices. However, according to the most recent Bloomberg survey of economists, the consensus is for U.S. GDP to expand by 2.7% in 2015 and 2.6% in 2016. This moderate pace of growth should keep interest rates and inflation low by historical standards.

The Bureau of Labor Statistics preliminarily reported that employers added a monthly average of 221,000 net new payroll jobs during the second quarter, as compared to 284,000 in the prior year period. U.S. employers added 223,000 jobs in June of 2015, versus the trailing twelve month average of 245,000. Despite the return to pre-recession unemployment rates (5.3% as of June 2015), the number of long-term unemployed and the labor force participation rate (the latter of which is near a 38-year low) remain disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended the second quarter at 2.35% after rising from its recent low of 1.68% on February 2, 2015. 10-year Treasury yields have remained below their 40-year average of approximately 6.6%, in large part due to market expectations that the Federal Open Market Committee (“FOMC”) will only moderately raise the federal funds rate in the near-term. In October 2014, the FOMC formally ended its quantitative easing program, which was responsible for the purchase of over $3.9 trillion worth of Treasury bonds and mortgage-backed securities.

The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of excess space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and low interest rates helped push vacancy rates down for the office, apartment, retail and industrial markets. The low level of new construction over the past few years has meant that tenants have been funneled into existing vacant space with the exception of apartments, where construction has propelled the market into a new expansion cycle. Asking rental rates posted moderate gains across all property types during the second quarter 2015, propelled by demand for Class A assets in the top submarkets. The following trends drove the commercial real estate market for the second quarter of 2015:

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

According to CoStar’s Value-Weighted U.S. Composite Index, average prices were up by more than 12% in May year-over-year for the months ended May 2015. During the quarter, the dollar volume of significant property sales rose by 23% above the year ago period according to RCA. In comparison, our real estate capital markets revenue increased over 193% year-over-year, primarily due to growth resulting from the acquisitions of Cornish & Carey, ARA and organic growth.

Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. According to Newmark Grubb Knight Frank Research, the combined average vacancy rate for office, industrial, and retail properties ended the second quarter of 2015 at 9.2%, down from 9.8% a year earlier, marking twenty-one consecutive quarters of improving average vacancy rates. Rents for all property types in the U.S. continued to improve modestly. According to NGKF Research leasing activity during the second quarter 2015 was roughly flat with the year ago period. In comparison, revenues from our leasing and other services business grew by approximately 50%.

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

As of June 30, 2015, our front-office headcount was up by 61% year-over-year to 3,851 brokers, salespeople and other front-office professionals. This increase was primarily due in part to the acquisition of GFI, Cornish & Carey, ARA, and R.P. Martin. For the quarter ended June 30, 2015, average revenue generated per front-office employee decreased 0.6% from a year ago to approximately $154,000. The decrease in overall company revenue per front-office employee was primarily driven by the integration of approximately 1,500 new brokers and salespeople onto our platform, in which headcount growth outpaced revenue growth in our Financial Services and Real Estate Services businesses. BGC’s average revenue per front office employee has historically declined year-over-year for the periods following significant headcount increases, because the additional brokers and salespeople generally achieve significantly higher productivity levels in their second year with the Company. In addition, Cornish & Carey and ARA have traditionally had more pronounced seasonality in the first half of the year than has the rest of the Company’s Real Estate Services business.

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

Since 2013, our acquisitions have included Sterling International Brokers Limited, HEAT Energy Group, Remate Lince, Cornish & Carey Commercial, ARA, R.P Martin, GFI, Computerized Facility Integration, and Excess Space Retail Services, Inc. (“Excess Space”).

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

On February 26, 2015, we announced the successful completion of our tender offer for the majority of GFI Group, Inc.’s outstanding common shares. GFI is a leading intermediary in the global OTC and Listed markets, offering an array of sophisticated trading technologies and products and generated over $880 million in revenues in 2014. The acquisition of GFI represents the largest acquisition in our history. GFI is a controlled company that operates as separately branded division of BGC. Additionally, BGC has nominated three-fourths of GFI’s board of directors. On April 29, 2015, we announced that a subsidiary of BGC purchased from GFI approximately 43.0 million New Shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. Due to intercompany elimination, the New Shares and the note will have no impact on the consolidated balance sheet of BGC. GFI expects that any funds received in payment of the principal of the note would be earmarked for repayment of GFI Notes or potentially be the basis of collateral with respect to the GFI Notes. Following the issuance of the New Shares, BGC owns approximately 67% of GFI’s outstanding common stock. We expect the consolidated company to be the world’s largest and most profitable wholesale financial brokerage company.

In addition, we have retained CF & Co to assist in the sale of Trayport. We expect numerous parties to be interested in acquiring this business at a valuation that reflects its high margins, growth rate, leading technology, and strategic importance in the global energy and commodities markets. We anticipate completing a transaction before the end of 2015.

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

On May 18, 2015, the Company announced an agreement to acquire Excess Space. Excess Space is a premier consulting and advisory firm dedicated to real estate disposition and lease restructuring for retailers throughout the US and Canada It advises some of the nation’s leading supermarkets, department stores, banks, drug stores and restaurants since its establishment in 1992, Excess Space has generated an estimated $4 billion in cost savings for clients. We are confident that the acquisition of Excess Space will enhance our business, strengthen the services within our global Retail platform, and bring value to our clients.

FINANCIAL HIGHLIGHTS

For the three months ended June 30, 2015 we had income from operations before income taxes of $17.3 million compared to income from operations before income taxes of $14.9 million in the year earlier period. Our results include the results of GFI for the full quarter. Total revenues for the quarter ended June 30, 2015 increased approximately $251.9 million to $669.1 million primarily due to increased brokerage revenues. Total expenses increased approximately $252.2 million to $654.9 million primarily due to a $171.7 million increase in total compensation and employee benefits. Also contributing to the increase was an $80.6 million increase in total non-compensation expenses. The absolute increase in quarterly expenses was primarily due to the impact of acquisitions, as well as interest expense related to our December 2014 issuance of $300 million 5.375% Senior Notes due in 2019 as well as the $240 million of 8.375% Senior Notes due July 2018 acquired as part of the GFI acquisition partially offset by the maturity of the 8.75% Convertible Senior Notes on April 15, 2015. While the front-office operations of GFI and BGC will remain separately branded, we have already begun integrating the support functions, technology, and infrastructure of these two companies. By the first quarter of 2016, we expect to reduce our expense run rate by at least $50 million a year on items including network infrastructure, telephone lines, data centers, vendors, disaster recovery, and interest expense. We anticipate producing at least $40 million in further annualized cost savings by the second anniversary of the transaction, for a total of at least $90 million in savings all excluding Trayport. This excludes the impact of any potential future acquisitions or net increase in headcount due to hires made going forward. We also expect to increase productivity per broker and to continue converting voice and hybrid broking to higher margin fully electronic trading, all of which should lead to increased revenues and profitability. By freeing up duplicative capital set aside for regulatory and clearing purposes, we will also be able to use our balance sheet more efficiently.

Our Real Estate Services business (“NGKF”) benefited from the acquisitions of ARA and Cornish & Carey in 2014 and continues to benefit from the low interest rate environment, easier availability of credit and a steadily improving U.S. economy along with limited new commercial construction. According to NGKF’s research team, the overall leasing market continued to improve, with the combined unweighted average vacancy rate for office, industrial, multi-family and retail properties declining from 8.4% to 8.0% year-over-year. This marks 19 quarters in a row of improving average vacancy rates. In real estate capital markets, second quarter U.S. commercial sales volumes were up by 23% according to Real Capital Analytics. Financing activity was also robust, with combined U.S. agency and non-agency CMBS issuance up by 30% for the trailing twelve months ended June 30, 2015, according to Commercial Mortgage Alert. While helped by these positive industry trends, we believe that NGKF continued to gain market share. Our revenues from leasing and other services improved by 49.6% to $130.2 million, while real estate capital markets increased by 193.2% to $61.2 million. Management services and other revenues were up 20.8% to $47.3 million, while NGKF’s overall revenues improved by 62.3% to $238.7 million. Pre-tax earnings increased by 475.3% to $27.0 million in Real Estate Services. Industry wide, commercial real estate brokers tend to be seasonally slowest in the first calendar quarter of the year in terms of revenues and profitability, sequentially stronger in each of the next two quarters, and then strongest in the fourth calendar quarter. Based on these historical patterns, we are confident in reaching our goal for our Real Estate Services business to generate at least $1 billion in revenues for the full year 2015 which would represent an increase of more than 35% over 2014.

We are in the midst of the sales process of Trayport and expect to complete the transaction before the end of 2015. Numerous serious parties are participating in the process at a valuation that reflects its continuing growth in the year following last year’s announced transaction, its’ high margins, leading technology, and strategic importance in the global energy and commodities markets. Following this expected transaction, we expect to complete a full merger of BGC and GFI, which should happen no later than the first quarter of 2016. In addition we expect to receive more than $650 million in additional NASDAQ OMX stock (stock value based on the closing price on July 28, 2015), which is not reflected on our balance sheet. As these shares are paid, and we complete the sale of Trayport, we expect to have one of the strongest balance sheets in our industry. We expect our earnings to continue to grow as we increase the profitability of GFI, add revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units of BGC, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$487,810	72.9%	$291,666	69.9%	$903,093	74.2%	$595,264	69.0%
Principal transactions	95,349	14.3	72,751	17.4	165,117	13.6	152,258	17.7

Total brokerage revenues	583,159	87.2	364,417	87.3	1,068,210	87.8	747,522	86.7
Real estate management services	46,528	7.0	39,020	9.4	87,130	7.2	78,846	9.1
Fees from related parties	6,095	0.9	7,967	1.9	12,701	1.0	14,999	1.7
Market data and software solutions	27,693	4.1	2,195	0.5	39,220	3.2	4,530	0.5
Interest income	3,161	0.5	1,925	0.5	4,866	0.4	3,997	0.5
Other revenues	2,495	0.3	1,678	0.4	4,571	0.4	12,097	1.5

Total revenues	669,131	100.0	417,202	100.0	1,216,698	100.0	861,991	100.0
Expenses:
Compensation and employee benefits	432,176	64.6	264,318	63.3	778,989	64.0	539,617	62.6
Allocation of net income and grant of exchangeability to limited partnership units and FPUs	26,200	3.9	22,402	5.4	63,254	5.2	53,725	6.2

Total compensation and employee benefits	458,376	68.5	286,720	68.7	842,243	69.2	593,342	68.8
Occupancy and equipment	63,108	9.4	35,701	8.6	106,073	8.7	76,622	8.9
Fees to related parties	4,121	0.6	2,133	0.5	8,688	0.7	3,940	0.5
Professional and consulting fees	14,331	2.1	10,156	2.4	37,383	3.1	21,245	2.5
Communications	32,110	4.8	21,312	5.1	57,047	4.7	41,770	4.8
Selling and promotion	26,763	4.0	18,255	4.4	47,239	3.9	36,280	4.2
Commissions and floor brokerage	10,473	1.6	5,575	1.3	16,751	1.4	9,781	1.1
Interest expense	18,439	2.8	9,230	2.2	34,341	2.8	18,565	2.2
Other expenses	27,179	4.1	13,584	3.3	48,220	4.0	30,166	3.5

Total expenses	654,900	97.9	402,666	96.5	1,197,985	98.5	831,711	96.5

Other income (losses), net:
Gain on divestiture and sale of investments	894	0.2	—	—	679	0.1	—	—
Gains (losses) on equity method investments	833	0.1	(1,288)	(0.3)	1,636	0.1	(3,563)	(0.4)
Other Income (loss)	1,331	0.2	1,667	0.4	32,531	2.7	(556)	(0.1)

Total other income (losses), net	3,058	0.5	379	0.1	34,846	2.9	(4,119)	(0.5)

Income from operations before income taxes	17,289	2.6	14,915	3.6	53,559	4.4	26,161	3.0
Provision for income taxes	2,272	0.4	3,600	0.9	12,318	1.0	4,344	0.5

Consolidated net income	15,017	2.2	11,315	2.7	41,241	3.4	21,817	2.5
Less: Net income attributable to noncontrolling interest in subsidiaries	5,670	0.8	3,714	0.9	17,839	1.5	6,208	0.7

Net income available to common stockholders	$9,347	1.4%	$7,601	1.8%	$23,402	1.9%	$15,609	1.8%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

Brokerage Revenues

Total brokerage revenues increased by $218.7 million, or 60.0%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Commission revenues increased by $196.1 million, or 67.2%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Principal transactions revenues increased by $22.6 million, or 31.1%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

The increase in brokerage revenues was primarily driven by organic growth and acquisitions across both of our operating segments.

The increase in rates revenues of $21.7 million was primarily due to the acquisition of GFI.

Our fully electronic credit revenues increased by $10.0 million as compared to the three months ended June 30, 2014, and our overall credit revenues increased by 25.9% to $74.2 million in the three months ended June 30, 2015. This increase was mainly due to our acquisition of GFI.

Our FX revenues were up by 67.2% to $82.4 million for the three months ended June 30, 2015. This increase was primarily driven by growth across on voice, hybrid, and fully electronic desks most notably in our e-brokered foreign exchange spot and derivative products. Our acquisitions of GFI and RP Martin also contributed to the increase.

Our brokerage revenues from energy and commodities increased $41.7 million, or 316.7%, to $54.8 million for the three months ended June 30, 2015. This increase was primarily driven by organic growth and our acquisition of GFI.

Our brokerage revenues from equities and other asset classes increased $23.5 million, or 77.2%, to $54.0 million for the three months ended June 30, 2015. This increase surpassed most relevant industry volumes.

Total Real Estate brokerage revenues increased by $83.5 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was primarily driven by growth in the leasing and consulting businesses, increased operating efficiencies resulting from the successful integration of our acquisitions of Cornish & Carey, ARA and continued improvements in broker productivity.

Leasing and other services revenues increased by $43.2 million, or 49.6%, to $130.2 million for the three months ended June 30, 2015 as compared to the prior year period. This increase was primarily driven by continued positive industry trends, including U.S. commercial sales volumes and financing activities.

Real estate capital markets revenues increased by $40.3 million, or 193.2%, to $61.2 million for the three months ended June 30, 2015 as compared to the prior year period. This increase was primarily driven by the acquisition of ARA.

Real Estate Management Services

Real estate management services revenue increased $7.5 million for the three months ended June 30, 2015. This increase was primarily driven by our acquisition of CFI.

Fees from Related Parties

Fees from related parties decreased by $1.9 million, or 23.5%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The decrease was primarily due to lower revenues related to our expense reduction program.

Market Data and Software Solutions

Market data and software solutions revenues increased by $25.5 million, or 1161.6%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was primarily driven by the purchase of GFI.

Interest Income

Interest income increased by $1.2 million, or 64.2%, to $3.2 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was primarily driven by an increase in dividend income.

Other Revenues

Other revenues increased by $0.8 million to $2.5 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $167.9 million, or 63.5%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The main driver of this increase was the increased level of brokerage revenues particularly related to the GFI acquisition and our Real Estate Services business.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

The Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $3.8 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was primarily driven by an increase in charges related to grants of exchangeability to limited partnership units during the quarter as compared to the three months ended June 30, 2014.

Occupancy and Equipment

Occupancy and equipment expense increased $27.4 million to $63.1 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase was primarily driven by the acquisitions of Cornish & Carey and ARA in our Real Estate Services segment, and the acquisition of GFI in our Financial Services segment. Also contributing to this increase were charges recorded in the three months ended June 30, 2015 related to the impairment of fixed assets.

Fees to Related Parties

Fees to related parties increased by $2.0 million, or 93.2%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $4.2 million, or 41.1%, to $14.3 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was primarily driven by the acquisition of GFI.

Communications

Communications expense increased by $10.8 million, or 50.7%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was primarily driven by the acquisition of GFI. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $8.5 million, or 46.6%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was primarily due to the acquisition of GFI.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $4.9 million, or 87.9%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to the acquisition of GFI.

Interest Expense

Interest expense increased by $9.2 million, or 99.8%, to $18.4 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was primarily driven by the interest expense associated with our 5.375% Senior Notes issued in December 2014, and the 8.375% Senior Notes acquired in February 2015, partially offset by the maturity of the 8.75% Convertible Senior Notes on April 15, 2015.

Other Expenses

Other expenses increased by $13.6 million, or 100.1%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was primarily driven by the acquisition of GFI as well as increases related to our Real Estate Services acquisitions.

Other Income (losses), net

Gain on Divestiture

The gain on divestiture of $894 thousand was primarily driven by our sale of KBL which was completed in May 2015.

Gains (losses) on Equity Method Investments

Gains on equity method investments increased by $2.1 million, to a gain of $833 thousand, for the three months ended June 30, 2015 as compared to a loss of $1.3 million for the three months ended June 30, 2014. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but do not control.

Other Income

Other income decreased $0.3 million, or 20.2%, to $1.3 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This decrease was primarily driven by the mark-to-market movements and/or hedging related to our NASDAQ OMX shares. This decrease was partially offset by a miscellaneous recovery in the three months ended June 30, 2015.

Provision for Income Taxes

Provision for income taxes decreased $1.3 million to $2.3 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $2.0 million, to $5.7 million, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was due to the increase in allocation of net income to Cantor units in the three months ended June 30, 2015. Also contributing to this increase was the allocation of GFI income to Redeemable noncontrolling interests.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

Brokerage Revenues

Total brokerage revenues increased by $320.7 million, or 42.9%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Commission revenues increased by $307.8 million, or 51.7%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Principal transactions revenues increased by $12.9 million, or 8.4%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

The increase in brokerage revenues was primarily driven by organic growth and acquisitions across both of our operating segments.

The increase in rates revenues of $30.0 million was primarily due to the acquisition of GFI.

Our fully electronic credit revenues increased by $15.1 million as compared to the six months ended June 30, 2014, and our overall credit revenues increased by 13.7% to $141.4 million in the six months ended June 30, 2015. This increase was mainly due to our acquisition of GFI.

Our FX revenues were up by 53.3% to $155.3 million for the six months ended June 30, 2015. This increase was primarily driven by growth across on voice, hybrid, and fully electronic desks most notably in our e-brokered foreign exchange spot and derivative products. The GFI acquisition also contributed to this increase.

Our brokerage revenues from energy and commodities increased $58.0 million, or 221.3%, to $84.2 million for the six months ended June 30, 2015. This increase was primarily driven by organic growth and our acquisition of GFI.

Our brokerage revenues from equities and other asset classes increased $30.0 million, or 49.9%, to $90.2 million for the six months ended June 30, 2015. This increase was primarily driven by the GFI acquisition.

Total Real Estate brokerage revenues increased by $131.6 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was primarily driven by growth in the leasing and consulting businesses increased operating efficiencies resulting from the successful integration of acquisitions and continued improvements in broker productivity.

Leasing and other services revenues increased by $59.2 million, or 33.9%, to $233.8 million for the six months ended June 30, 2015 as compared to the prior year period. This increase was primarily driven by continued positive industry trends, including U.S. commercial sales volumes and financing activities.

Real estate capital markets revenues increased by $72.4 million, or 170.5%, to $114.9 million for the six months ended June 30, 2015 as compared to the prior year period. This increase was primarily driven by the acquisition of ARA.

Real Estate Management Services

Real estate management services revenue increased $8.3 million for the six months ended June 30, 2015. This increase was primarily due to our acquisition of CFI in May 2015

Fees from Related Parties

Fees from related parties decreased by $2.3 million, or 15.3%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease was primarily due to lower revenues related to our expense reduction program.

Market Data and Software Solutions

Market data and software solutions revenues increased by $34.7 million, or 765.8%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was primarily due to the purchase of GFI.

Interest Income

Interest income increased by $0.9 million, or 21.7%, to $4.9 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was primarily driven by an increase in divided income.

Other Revenues

Other revenues decreased by $7.5 million to $4.6 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease was primarily due to a settlement related to litigation received during the six months ended June 30, 2014.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $239.4 million, or 44.4%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The main driver of this increase was the increased level of brokerage revenues particularly related to the GFI acquisition and our Real Estate Services business.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

The Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $9.5 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was primarily driven by an increase in charges related to grants of exchangeability to limited partnership units during the quarter as compared to the six months ended June 30, 2014.

Occupancy and Equipment

Occupancy and equipment expense increased $29.5 million to $106.1 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This increase was primarily driven by our acquisitions of Cornish & Carey and ARA in our Real Estate Services segment, and our acquisition of GFI in our Financial Services segment.

Fees to Related Parties

Fees to related parties increased by $4.7 million, or 120.5%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $16.1 million, or 76.0%, to $37.4 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was primarily driven by costs associated with the acquisition of GFI during the six months ended June 30, 2015.

Communications

Communications expense increased by $15.3 million, or 36.6%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was primarily driven by the acquisition of GFI. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $11.0 million, or 30.2%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was primarily due to the acquisition of GFI.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $7.0 million, or 71.3%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to the acquisition of GFI.

Interest Expense

Interest expense increased by $15.8 million, or 85.0%, to $34.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was primarily driven by the interest expense associated with our 5.375% Senior Notes issued in December 2014, and the 8.375% Senior Notes acquired in February 2015, partially offset by the maturity of the 8.75% Convertible Senior Notes on April 15, 2015.

Other Expenses

Other expenses increased by $18.1 million, or 59.8%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was primarily driven by the acquisition of GFI and the impact of our Real Estate acquisitions.

Other Income (losses), net

Gain on Divestiture

The gain on divestiture of $679 thousand was primarily related to our sale of KBL which was completed in May 2015.

Gains (losses) on Equity Method Investments

Gains on equity method investments increased by $5.2 million, to a gain of $1.6 million, for the six months ended June 30, 2015. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but do not control.

Other Income

Other income increased $33.1 million, from a loss of $0.6 million to a gain of $32.5 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was primarily driven by the recognition of the cumulative realized gain of $29.0 million on the 17.1 million shares of GFI common stock owned by us prior to the tender offer. This gain was previously included as part of Other comprehensive income (loss) on our marketable securities which provided a part of the consideration for the acquisition of GFI. In addition, this increase was partially due to the mark-to-market movements and/or hedging related to our NASDAQ OMX shares, and a miscellaneous recovery in three months ended June 30, 2015.

Provision for Income Taxes

Provision for income taxes increased $8.0 million to $12.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $11.6 million, to $17.8 million, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was due to the increase in allocation of net income to Cantor units in the six months ended June 30, 2015. Also contributing to this increase was the allocation of GFI income to Redeemable noncontrolling interests.

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

Three months ended June 30, 2015 (in thousands):

	Financial Services [1]	Real Estate Services [1]	Corporate Items	Total
Total revenues	$421,721	$238,697	$8,713	$669,131
Total expenses	366,636	211,662	76,602	654,900
Total other income (losses), net	(2,097)	—	5,155	3,058

Income (loss) from operations before income taxes	$52,988	$27,035	$(62,734)	$17,289

[1]	For the three months ended June 30, 2015, the Financial Services segment income from operations before income taxes includes a loss of $2.1 million related to the earn-out portion of the NASDAQ OMX Transaction consideration and the associated mark-to-market movements and/or hedging. For the three months ended June 30, 2015, the Real Estate Services segment income from operations before income taxes excludes $0.5 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting

Three months ended June 30, 2014 (in thousands):

	Financial Services [1]	Real Estate Services [1]	Corporate Items	Total
Total revenues	$260,445	$147,039	$9,718	$417,202
Total expenses	221,630	142,340	38,696	402,666
Total other income (losses), net	1,667	—	(1,288)	379

Income (loss) from operations before income taxes	$40,482	$4,699	$(30,266)	$14,915

[1]	For the three months ended June 30, 2014, the Financial Services segment income from operations before income taxes includes $1.7 million related to the earn-out portion of the NASDAQ OMX Transaction consideration and the associated mark-to-market movements and/or hedging. For the three months ended June 30, 2014, the Real Estate Services segment income from operations before income taxes excludes $2.2 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting

Segment Results for the Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

•	Revenues for Financial Services increased approximately $161.3 million, or 61.9%, to $421.7 million for three months ended June 30, 2015 from $260.4 million for the three months ended June 30, 2014. The increase in revenues for our Financial Services segment was primarily due to an increase in brokerage revenues in Energy and commodities, Foreign exchange, Rates and Credit (primarily due to the acquisition of GFI), as well as an increase in Equities and Other Asset Classes, and an increase in market data and software solutions.

•	Revenues for Real Estate Services increased approximately $91.7 million, or 62.3%, to $238.7 million for the three months ended June 30, 2015 from $147.0 million for the three months ended June 30, 2014. The increase in revenues for our Real Estate Services segment was primarily due to the acquisitions of Cornish & Carey and ARA, and an increase in broker productivity along with favorable industry trends in sales and leasing for the U.S. commercial real estate market.

Expenses

•	Total expenses for Financial Services increased approximately $145.0 million, or 65.4%, to $366.6 million for the three months ended June 30, 2015 from $221.6 million for the three months ended June 30, 2014. The increase in expenses for our Financial Services Segment was primarily due to the acquisition of GFI.

•	Total expenses for Real Estate Services increased approximately $69.3 million, or 48.7%, to $211.7 million for the three months ended June 30, 2015 from $142.3 million for the three months ended June 30, 2014. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher revenues.

Other income (losses), net

•	Other income (losses), net, for Financial Services decreased approximately $3.8 million to a loss of $2.1 million for the three months ended June 30, 2015 from a gain of $1.7 million for the three months ended June 30, 2014. The decrease in other income (losses), net, for our Financial Services segment was primarily due to the earn-out portion and the related mark-to-market movements and/or hedging of the NASDAQ OMX Transaction consideration.

•	Other income (losses), net, for the Corporate Items category increased approximately $6.4 million to $5.2 million for the three months ended June 30, 2015 from a loss of $1.3 million for the three months ended June 30, 2014.

Income from operations before income taxes

•	Income from operations before income taxes for Financial Services increased approximately $12.5 million, or 30.9%, to $53.0 million for the three months ended June 30, 2015 from $40.5 million for the three months ended June 30, 2014. The increase in income from operations before income taxes for our Financial Services segment was primarily due to our acquisition of GFI.

•	Income from operations before income taxes for Real Estate Services increased $22.3 million, or 475.3%, to $27.0 million for the three months ended June 30, 2015 from $4.7 million for the three months ended June 30, 2014. The increase in income from operations before income taxes for our Real Estate Services segment was due to our acquisitions of Cornish & Carey and ARA.

Six months ended June 30, 2015 (in thousands):

	Financial Services [1]	Real Estate Services [1]	Corporate Items	Total
Total revenues	$763,074	$437,086	$16,538	$1,216,698
Total expenses	644,090	393,815	160,080	1,197,985
Total other income (losses), net	836	—	34,010	34,846

Income (loss) from operations before income taxes	$119,820	$43,271	$(109,532)	$53,559

[1]	For the six months ended June 30, 2015, the Financial Services segment income from operations before income taxes includes $0.8 million related to the earn-out portion of the NASDAQ OMX Transaction consideration and the associated mark-to-market movements and/or hedging. For the six months ended June 30, 2015, the Real Estate Services segment income from operations before income taxes excludes $1.2 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting

Six months ended June 30, 2014 (in thousands):

	Financial Services [1]	Real Estate Services [1]	Corporate Items	Total
Total revenues	$547,174	$296,151	$18,666	$861,991
Total expenses	449,695	277,012	105,004	831,711
Total other income (losses), net	(556)	—	(3,563)	(4,119)

Income (loss) from operations before income taxes	$96,923	$19,139	$(89,901)	$26,161

[1]	For the six months ended June 30, 2014, the Financial Services segment income from operations before income taxes includes a loss of $0.6 million related to the earn-out portion of the NASDAQ OMX Transaction consideration and the associated mark-to-market movements and/or hedging. For the six months ended June 30, 2014, the Real Estate Services segment income from operations before income taxes excludes $2.9 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting

Segment Results for the Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

•	Revenues for Financial Services increased approximately $215.9 million, or 39.5%, to $763.1 million for six months ended June 30, 2015 from $547.2 million for the six months ended June 30, 2014. The increase in revenues for our Financial Services segment was primarily due to an increase in brokerage revenues in Energy and commodities, Foreign exchange, Rates and Credit (primarily due to the acquisition of GFI), as well as an increase in Equities and Other Asset Classes, and an increase in market data and software solutions.

•	Revenues for Real Estate Services increased approximately $140.9 million, or 47.6%, to $437.1 million for the six months ended June 30, 2015 from $296.2 million for the six months ended June 30, 2014. The increase in revenues for our Real Estate Services segment was primarily due to the acquisitions of Cornish & Carey and ARA, and an increase in broker productivity along with favorable industry trends in sales and leasing for the U.S. commercial real estate market.

Expenses

•	Total expenses for Financial Services increased approximately $194.4 million, or 43.2%, to $644.1 million for the six months ended June 30, 2015 from $449.7 million for the six months ended June 30, 2014. The increase in expenses for our Financial Services Segment was primarily due to the acquisition of GFI.

•	Total expenses for Real Estate Services increased approximately $116.8 million, or 42.2%, to $393.8 million for the six months ended June 30, 2015 from $277.0 million for the six months ended June 30, 2014. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher revenues.

Other income (losses), net

•	Other income (losses), net, for Financial Services increased approximately $1.4 million to $0.8 million for the six months ended June 30, 2015 from a loss of $0.6 million for the six months ended June 30, 2014. The increase in other income (losses), net, for our Financial Services segment was primarily due to the earn-out portion and the related mark-to-market movements and/or hedging of the NASDAQ OMX Transaction consideration.

•	Other income (losses), net, for the Corporate Items category increased approximately $37.6 million to $34.0 million for the six months ended June 30, 2015 from a loss of $3.6 million for the six months ended June 30, 2014. The increase was primarily due to the recognition of the cumulative realized gain on the 17.1 million shares of GFI common stock owned by us prior to the tender offer. This gain was previously included as part of Other comprehensive income (loss).

Income from operations before income taxes

•	Income from operations before income taxes for Financial Services increased approximately $22.9 million, or 23.6%, to $119.8 million for the six months ended June 30, 2015 from $96.9 million for the six months ended June 30, 2014. The increase in income from operations before income taxes for our Financial Services segment was primarily due to our acquisition of GFI, and the associated mark-to-market movements and/or hedging related to the earn-out portion of the NASDAQ OMX Transaction.

•	Income from operations before income taxes for Real Estate Services increased $24.1 million, or 126.1%, to $43.3 million for the six months ended June 30, 2015 from $19.1 million for the six months ended June 30, 2014. The increase in income from operations before income taxes for our Real Estate Services segment was due to our acquisitions of Cornish & Carey and ARA.

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

	June 30, 2015 [1]	March 31, 2015 [1,3]	December 31, 2014 [1]	September 30, 2014 [1,2]	June 30, 2014 [1]	March 31, 2014 [1]	December 31, 2013 [1]	September 30, 2013 [1,2]
Revenues:
Commissions	$487,810	$415,283	$381,182	$331,466	$291,666	$303,598	$295,415	$283,293
Principal transactions	95,349	69,768	50,366	51,327	72,751	79,507	68,777	67,785
Real estate management services	46,528	40,602	43,929	40,452	39,020	39,826	43,745	40,447
Fees from related parties	6,095	6,606	6,631	6,749	7,967	7,032	7,667	8,071
Market data and software solutions	27,693	11,527	2,578	2,369	2,195	2,335	1,852	1,622
Interest income	3,161	1,705	1,673	1,642	1,925	2,072	2,071	1,563
Other revenues	2,495	2,076	2,924	2,211	1,678	10,419	1,764	1,408

Total revenues	669,131	547,567	489,283	436,216	417,202	444,789	421,291	404,189
Expenses:
Compensation and employee benefits	432,176	346,813	310,816	270,642	264,318	275,299	269,444	258,642
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	26,200	37,054	30,392	52,516	22,402	31,323	32,125	10,365

Total compensation and employee benefits	458,376	383,867	341,208	323,158	286,720	306,622	301,569	269,007
Occupancy and equipment	63,108	42,965	35,238	35,575	35,701	40,921	39,633	37,908
Fees to related parties	4,121	4,567	5,516	2,681	2,133	1,807	2,292	2,022
Professional and consulting fees	14,331	23,052	20,013	10,565	10,156	11,089	13,304	11,772
Communications	32,110	24,937	20,636	20,087	21,312	20,458	22,475	22,451
Selling and promotion	26,763	20,476	18,727	16,730	18,255	18,025	17,614	19,839
Commissions and floor brokerage	10,473	6,278	4,762	4,806	5,575	4,206	5,287	5,075
Interest expense	18,439	15,902	10,183	9,197	9,230	9,335	9,479	9,164
Other expenses	27,179	21,041	93,959	26,732	13,584	16,582	13,642	13,444

Total expenses	654,900	543,085	550,242	449,531	402,666	429,045	425,295	390,682
Other Income (losses), net:
Gain (loss) on divestiture and sale of investments	894	(215)	—	—	—	—	—	—
Gains (losses) on equity method investments	833	803	(2,418)	(2,640)	(1,288)	(2,275)	(2,291)	(2,705)
Other Income (losses)	1,331	31,200	4,091	45,892	1,667	(2,223)	7,605	31,861

Total other income (losses), net	3,058	31,788	1,673	43,252	379	(4,498)	5,314	29,156

Income (loss) from operations before income taxes	17,289	36,270	(59,286)	29,937	14,915	11,246	1,310	42,663
Provision (benefit) for income taxes	2,272	10,046	(22,501)	18,808	3,600	744	(315)	10,675

Consolidated net income (loss)	15,017	26,224	(36,785)	11,129	11,315	10,502	1,625	31,988
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	5,670	12,169	(18,100)	3,918	3,714	2,494	(2,509)	6,662

Net income (loss) available to common stockholders	$9,347	$14,055	$(18,685)	$7,211	$7,601	$8,008	$4,134	$25,326

[1]	All periods reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.
[2]	Amounts include the gains related to the earn-out associated with the NASDAQ OMX transaction recorded in Other Income (losses).
[3]	Amounts include the recognition of the cumulative realized gain of $29 million on the 17.1 million shares of GFI commons stock owned by us prior to the tender offer.

Note: Certain prior period amounts have been reclassified to conform with the current presentation.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	June 30, 2015[1]	March 31, 2015[1]	December31, 2014 [1]	September 30, 2014 [1]	June 30, 2014 [1]	March 31, 2014 [1]	December 31, 2013 [1]	September 30, 2013 [1]
Brokerage revenue by product):
Rates	$126,346	$122,011	$89,715	$93,538	$104,677	$113,672	$99,339	$109,110
Credit	74,194	67,175	47,940	53,545	58,923	65,446	53,651	54,410
Foreign Exchange	82,404	72,941	57,591	56,233	49,279	52,066	44,687	47,393
Energy & Commodities	54,815	29,404	15,785	13,795	13,154	13,054	8,615	7,743
Equities and Other Asset Classes	54,001	36,215	30,690	29,634	30,483	29,697	26,589	27,119
Leasing and other services	130,221	103,563	135,725	107,471	87,035	87,545	105,851	86,536
Real estate capital markets	61,178	53,742	54,102	28,577	20,866	21,625	25,460	18,767

Total brokerage revenues	$583,159	$485,051	$431,548	$382,793	$364,417	$383,105	$364,192	$351,078

Brokerage revenue by product (percentage):
Rates	21.7%	25.2%	20.8%	24.4%	28.7%	29.7%	27.3%	31.1%
Credit	12.7	13.8	11.1	14.0	16.2	17.1	14.7	15.5
Foreign Exchange	14.1	15.0	13.3	14.7	13.5	13.6	12.3	13.5
Energy and commodities	9.4	6.1	3.7	3.6	3.6	3.4	2.4	2.2
Equities and Other Asset Classes	9.3	7.5	7.1	7.7	8.4	7.7	7.2	7.7
Leasing and other services	22.3	21.3	31.5	28.1	23.9	22.9	29.1	24.7
Real estate capital markets	10.5	11.1	12.5	7.5	5.7	5.6	7.0	5.3

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic:
Voice/hybrid	$542,343	$449,682	$406,240	$360,110	$344,053	$361,939	$347,889	$334,864
Fully electronic	40,816	35,369	25,308	22,683	20,364	21,166	16,303	16,214

Total brokerage revenues	$583,159	$485,051	$431,548	$382,793	$364,417	$383,105	$364,192	$351,078

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	93.0%	92.7%	94.1%	94.1%	94.4%	94.5%	95.5%	95.4%
Fully electronic	7.0	7.3	5.9	5.9	5.6	5.5	4.5	4.6

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

[1]	All periods reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ OMX on June 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at June 30, 2015 were $4.0 billion, an increase of 44.0% as compared to December 31, 2014. The increase in total assets was driven primarily by increases in receivables from broker-dealers, clearing organizations, customers and related broker-dealers and goodwill. These increases were primarily related to the acquisition of GFI. We maintain a significant portion of our assets in cash, with our liquidity (which we define as cash and cash equivalents, marketable securities and securities owned) at June 30, 2015 of $396.5 million. See “Liquidity Analysis” below for a further discussion of our liquidity.

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short term borrowing rate then in effect plus 1%.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short term investments, some of which may be with Cantor. As of June 30, 2015, we had no reverse repurchase agreements outstanding with Cantor.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2015, we had no investments in the program.

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

On February 26, 2015, we successfully completed our tender offer to acquire the Shares of GFI, for $6.10 per share in cash and accepted for purchase the approximately 54.3 million Tendered Shares. The Tendered Shares together with the 17.1 million shares already owned by us, represent approximately 56.3% of GFI’s outstanding shares. We paid for the Tendered Shares on March 4, 2015 in the aggregate amount of $331.1 million. On April 29, 2015, the Company announced that a subsidiary of BGC purchased from GFI approximately 43.0 million New Shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. Due to intercompany elimination, the New Shares and the note will have no impact on the consolidated balance sheet of BGC. Following the issuance of the New Shares, BGC owns approximately 67% of GFI’s outstanding common stock.

As of June 30, 2015, our liquidity, which we define as cash and cash equivalents, marketable securities and securities owned, was approximately $396.5 million. We are continuing the process that we expect to result in the sale of Trayport. We have spoken to several parties who are interested in acquiring this business at a valuation that reflects its high margins, growth rate, leading technology, and strategic importance in the global energy and commodities markets. We are still on track to complete a transaction before the end of 2015. Following this expected transaction, we expect to complete a full merger of BGC and GFI, which should happen no later than the first quarter of 2016. In addition we expect to receive more than $650 million in additional NASDAQ OMX stock (stock value based on the closing price on July 28, 2015), which is not reflected on our balance sheet. We expect to have a dramatically stronger balance sheet and continued solid cash flow generation as these shares are paid to us, and as we complete the sale of Trayport. We expect our financial condition to further improve as we increase the profitability of GFI, continue to grow revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. We therefore anticipate having substantial resources with which to pay dividends, repurchase shares and/or units of BGC, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

Notes Payable Collateralized Borrowings and Short-Term Borrowings

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor. We used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes.

The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all of our existing and future senior unsecured obligations. The 8.75% Convertible Notes bear an annual interest rate of 8.75% currently, which is payable semi-annually in arrears on April 15 and October 15 of each year. On April 13, 2015, the 8.75% Convertible Notes, due April 15, 2015, were fully converted into approximately 24.0 million shares of Class A stock. On June 15, 2015, we filed a resale registration statement on Form S-3 pursuant to which 24,042,599 shares of our Class A common stock may be sold from time to time by Cantor or by certain of its pledgees, donees, distributees, counterparties, transferees or other successors of interest of the shares, including banks or other financial institutions which may enter into stock pledge, stock loan or other financing transactions with Cantor or its affiliates, as well as by their respective pledgees, donees, distributees, counterparties, transferees or other successors in interest.

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

The 4.50% Convertible Notes are our general senior unsecured obligations. The 4.50% Convertible Notes pay interest semi-annually at a rate of 4.50% per annum and were priced at par. As of June 30, 2015, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination thereof at our election. As of June 30, 2015, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of our Class A common stock. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $154.9 million as of June 30, 2015.

In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which are expected to reduce the potential dilution of our Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.74 as of June 30, 2015, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of our Class A common stock on the NASDAQ on July 25, 2011), and had a cap price equal to approximately $13.42 per share as of June 30, 2015.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $4.3 million and $8.6 million for the three and six months ended June 30, 2015, respectively. There was no interest expense related to the 5.375% Senior Notes for the three and six months ended June 30, 2014.

8.375% Senior Notes

As part of the GFI acquisition, the Company acquired $240.0 million in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due July 2018. The fair value of these notes as of June 30, 2015 was $271.2 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to GFI’s credit rating, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. On April 28, 2015 a subsidiary of the Company purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gives us the ability to control the timing and process with respect to a full merger. Also on July 10, 2015 we guaranteed the obligations of GFI under these 8.375% Senior Notes. These actions resulted in recent upgrades of GFI’s credit ratings which reduces the penalty interest to 25 basis points effective July 19, 2015. The Company recorded interest expense related to the 8.375% Senior Notes of $6.2 million and $8.3 million for the three and six months ended June 30, 2015, respectively.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 11, 2019. The Company did not have any secured loan arrangements outstanding as of December 31, 2014. As of June 30, 2015 the Company had $26.3 million in a secured loan arrangement outstanding which includes $0.3 million of deferred financing costs. The value of the fixed assets pledged as of June 30, 2015 was $16.0 million.

The company recorded interest expense related to the secured loan arrangement of $0.2 million and $0.3 million for the three and six months ended June 30, 2015, respectively. There was no interest expense related to secured loan arrangements for the three and six months ended June 30, 2014.

Credit Agreement

As part of the GFI Acquisition the Company acquired a credit agreement as amended, (the “Credit Agreement”) with Bank of America, N.A. and certain other lenders. The Credit Agreement provides for maximum revolving loans of up to $75.0 million through December 2015. The interest rate of the outstanding loan under the credit agreement was 5.75% as of June 30, 2015. As of June 30, 2015 there was $50.0 million of borrowings outstanding. For the three and six months ended June 30, 2015, the Company recorded interest expense related to the credit agreement of $0.8 million and $1.0 million, respectively.

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

Discussion of the six months ended June 30, 2015

The table below presents our Liquidity Analysis as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
(in millions)
Cash and cash equivalents	$364.0	$648.3
Securities owned	32.5	32.5
Marketable securities [1]	—	144.7

Total	$396.5	$825.5

[1]	The $48.3 million of Marketable Securities on our balance sheet have been lent out in a Securities Loaned transaction and therefore are not included in this Liquidity Analysis.

The $429.0 million decrease in our liquidity position from $825.5 million to $396.5 million as of June 30, 2015 was primarily driven by the purchase of shares of GFI, ARA, and CFI during the quarter, the redemption of and/or repurchase of shares and units, and the legal settlement with Tullet Prebon plc.

Discussion of the six months ended June 30, 2014

The table below presents our Liquidity Analysis as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
(in millions)
Cash and cash equivalents	$558.2	$716.9
Securities owned	35.8	33.1
Marketable securities	50.3	45.0

Total	$644.3	$795.0

The $150.7 million decrease in our liquidity position from $795.0 million to $644.3 million was primarily due to changes in working capital, related to tax payments made and cash used to repurchase or redeem shares and units during the period.

For the six months ended June 30, 2014, we generated earnings adjusted for non-cash items of $94.1 million. We also paid dividends and distributions to shareholders and limited partners of $79.2 million.

Working capital and other uses of cash were approximately $50 million, primarily driven by the timing of tax payments.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of June 30, 2015.

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

As of June 30, 2015, $514.1 million of net assets were held by regulated subsidiaries. As of June 30, 2015, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $243.7 million.

In April 2013, our Board of Directors and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee.

BGC Derivative Markets, L.P. (“BGC Derivative Markets”), a subsidiary of the Company, began operating as a Swap Execution Facility (“SEF”) on October 2, 2013. Since then, mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for a small number of “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized. BGC Derivative Markets has been active across the full range of Required and Permitted derivative products executed by U.S. based customers. In addition, BGC maintains its ownership stake in ELX, a CFTC-approved Designated Contract Market (“DCM”), BGC also maintains an ownership interest in GFI Swaps Exchange LLC (“GFI Swaps Exchange”), an entity that has received, similar to BGC Derivative Markets, a temporary license from the CFTC to operate as a SEF. The CFTC is planning to complete the currently ongoing process of transferring these temporary licenses into permanent registration of all SEF’s by February 2016.

Much of BGC’s global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we also continue to operate our Multilateral Trading facility (“MTF”) in accordance with EU directives as licensed by the FCA.

The Markets in Financial Instruments Directive (“MiFID”) Level 2 Regulatory Technical Standards were published by and are expected to be finalized by the European Securities and Markets Authority (“ESMA”) by September 2015. The European Commission will be responsible for turning the technical advice from ESMA into delegated acts. During the drafting process it will be liaising with Member States through the European Securities Committee. Once the drafts have been finalized they will be sent to the Council and European Parliament for formal approval. This process would not be expected to happen before mid-2015. The current legislative deadlines of July 3, 2016 for converting MiFID II into domestic laws and regulations and January 3, 2017 for MiFID II and MIFIR to take effect remain.

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares outstanding at beginning of period	186,952,687	185,166,111	185,108,316	181,583,001
Share issuances:
Exchanges of limited partnership interests[1]	1,804,434	2,037,023	3,962,745	7,761,497
Vesting of restricted stock units (RSUs)	220,514	112,980	648,747	743,008
Acquisitions	656,962	656,962	757,287	757,287
Other issuances of Class A common stock[2]	13,120	11,176	52,968	22,877
Conversion of 8.75% Convertible Notes to Class A common stock	24,042,599	—	24,042,599	—
Treasury stock repurchases	(6,520)	(3,982,825)	(741,081)	(6,866,243)
Forfeitures of restricted Class A common stock	(27,338)	—	(175,123)	—

Shares outstanding at end of period	213,656,458	184,001,427	213,656,458	184,001,427

Class B Common Stock

We did not issue any shares of Class B common stock during the three and six months ended June 30, 2015 and 2014. As of June 30, 2015 and 2014, the Company’s Class B common stock outstanding was 34,848,107.

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

The table below represents unit redemption and share repurchase activity for the three and six months ended June 30, 2015.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1,2]
January 1, 2015—March 31, 2015	2,040,190	$8.65
April 1, 2015—June 30, 2015	1,242,622	8.83

Repurchases[3,4]
January 1, 2015—March 31, 2015	734,561	$7.96
April 1, 2015—April 30, 2015	6,520	6.29
May 1, 2015—May 31, 2015	—	—
June 1, 2015—June 30, 2015	—	—

Total Repurchases	741,081	$7.94

Total Redemptions and Repurchases	4,023,893	$8.58	$111,323,385

[1]	During the three months ended June 30, 2015, the Company redeemed approximately 1.2 million limited partnership units at an average price of $8.85 per unit and approximately 17.6 thousand FPUs at an average price of $7.39 per unit. During the three months ended June 30, 2014, the Company redeemed approximately 1.9 million limited partnership units at an average price of $6.87 per unit and approximately 0.1 million FPUs at an average price of $7.16 per unit.

[2]	During the six months ended June 30, 2015, the Company redeemed approximately 3.3 million limited partnership units at an average price of $8.73 per unit and approximately 27.6 thousand FPUs at an average price of $7.83 per unit. During the six months ended June 30, 2014, the Company redeemed approximately 4.2 million limited partnership units at an average price of $6.58 per unit and approximately 0.3 million FPUs at an average price of $6.96 per unit.
[3]	During the three months ended June 30, 2015, the Company repurchased approximately 6.5 thousand shares of its Class A common stock at an aggregate purchase price of approximately $41.0 thousand for an average price of $6.29 per share. During the three months ended June 30, 2014, the Company repurchased approximately 4.0 million shares of its Class A common stock at an aggregate purchase price of approximately $28.6 million for an average price of $7.17 per share.
[4]	During the six months ended June 30, 2015, the Company repurchased approximately 0.7 million shares of its Class A common stock at an aggregate purchase price of approximately $5.9 million for an average price of $7.94 per share. During the six months ended June 30, 2014, the Company repurchased approximately 6.9 million shares of its Class A common stock at an aggregate purchase price of approximately $47.7 million for an average price of $6.94 per share.

The fully diluted weighted-average share count for the three months ended June 30, 2015 was as follows (in thousands):

Three Months Ended June 30, 2015
Common stock outstanding [1]	244,862
Limited partnership interests in BGC Holdings	120,122
RSUs (Treasury stock method)	944
Other	846

Total [2]	366,774

[1]	Common stock outstanding consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended June 30, 2015, the weighted-average share count of Class A shares was 210.1 million and Class B shares was 34.8 million.
[2]	For the three months ended June 30, 2015, approximately 20.8 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2015 included, on a weighted-average basis, 19.7 million shares underlying Convertible Notes and 1.1 million other securities or other contracts to issue shares of common stock. Also, as of June 30, 2015, approximately 11.4 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

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

Stock Option Exercises

We issued 30,000 shares of our Class A common stock related to the exercise of stock options during the six months ended June 30, 2015. We did not issue any shares of our Class A common stock related to the exercise of stock options during the three and six months ended June 30, 2014.

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

As of August 5, 2015, we have issued and sold an aggregate of approximately 3.6 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the November 2014 Sales Agreement, with approximately 16.4 million shares of Class A common stock remaining to be sold under this agreement. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these registrations along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2015, we have issued an aggregate of 7.3 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of June 30, 2015, we have issued approximately 210 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

On June 15, 2015, we filed a resale registration statement on Form S-3 pursuant to which 24,042,599 shares of our Class A common stock that Cantor received on April 13, 2015 in the conversion of the 8.75% Convertible Notes due April 15, 2015. These shares may be sold from time to time by Cantor or by certain of its pledgees, donees, distributees, counterparties, transferees or other successors of interest of the shares, including banks or other financial institutions which may enter into stock pledge, stock loan or other financing transactions with Cantor or its affiliates, as well as by their respective pledgees, donees, distributees, counterparties, transferees or other successors in interest.

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 3, 2014, at our Annual Meeting of Stockholders, our stockholders approved an amendment to our Fourth Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 200 million to 300 million the aggregate number of shares of our Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. On June 12, 2014, we filed a Registration Statement on Form S-8 with respect to the additional 100 million shares. As of June 30, 2015, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 137.9 million shares.

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

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

The Company has completed acquisitions, whose purchase price included an aggregate of approximately 9.6 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $54.3 million), 9.3 million limited partnership units (with an acquisition date fair value of approximately $57.0 million) and $60.0 million in cash that may be issued contingent on certain targets being met through 2018.

As of June 30, 2015, the Company has issued 5.8 million shares of its Class A common stock, 1.6 million of limited partnership units and $3.9 million in cash related to contingent payments.

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

As of June 30, 2015, there were 1,653,927 non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

GUARANTEE OF THE GFI 8.375% SENIOR NOTES

Effective July 10, 2015, the Company and GFI entered into a guarantee pursuant to which the Company guaranteed the obligations of GFI under GFI’s 8.375% Senior Notes due 2018 in the remaining aggregate principal amount of $240 million (the “Notes”) and the indenture for the Notes, dated as of July 19, 2011 (the “Indenture”), between GFI and The Bank of New York Mellon Trust Company, N.A., as Trustee. The Guarantee had a positive impact on the credit ratings of the Notes. Pursuant to the terms of the Indenture, the current interest rate on the Notes will be reduced effective July 19, 2015. The reduced interest rate is the result of improved credit ratings following both the acquisition of GFI by the Company and the Guarantee. The Company and GFI will share any cost savings, including interest and other costs, resulting from the credit enhancement provided by Company.

EQUITY METHOD INVESTMENT

On June 3, 2014, the Company’s Board of Directors and Audit Committee authorized the purchase of 1,000 Class B Units of LFI Holdings, LLC (“LFI”,) a wholly owned subsidiary of Cantor, representing 10% of the issued and outstanding Class B Units of LFI after giving effect to the transaction. On the same day, the Company completed the acquisition for $6.5 million and was granted an option to purchase an additional 1,000 Class B Units of LFI for an additional $6.5 million. On August 5, 2015, the Board of Directors and Audit Committee authorized the Company’s exercise of the option to purchase additional Class B units of LFI in order to represent an ownership interest of 20% of LFI. The closing of the option exercise will occur following a notice from the Company to LFI, which may be sent any time prior to January 2, 2016. LFI is a limited liability corporation headquartered in New York which is a technology infrastructure provider tailored to the financial sector. The Company accounts for the acquisition using the equity method.

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

On July 27, 2015, the Compensation Committee authorized and the Company issued exchange rights with respect to 8,536 exchangeable PSUs and 6,983 exchangeable PPSUs to Mr. Merkel.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Notional Volume (in billions)
Total fully electronic volume	$5,886	$5,643	$4,897	3,919	$3,538
Total hybrid volume— 1	39,914	26,641	33,609	36,823	37,486

Total fully electronic and hybrid volume	$45,800	$32,284	$38,506	40,742	$41,024

Transaction Count (in thousands, except for days)
Total fully electronic transactions	3,590	3,752	3,358	2,502	2,122
Total hybrid transactions	901	597	679	650	659

Total transactions	4,491	4,349	4,037	3,152	2,781

Trading days	63	61	64	64	63

1	Defined as volume from hybrid transactions conducted by BGC Brokers, exclusive of voice-only transactions.

Fully electronic volume, including new products, was $5.9 trillion for the three months ended June 30, 2015, compared to $3.5 trillion for the three months ended June 30, 2014. Our combined voice-assisted and screen-assisted volume for the three months ended June 30, 2015 was $45.8 trillion, compared to $41.0 trillion for the three months ended June 30, 2014.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at June 30, 2015 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases 1	$524,272	$60,673	$105,777	$85,889	$271,933
Notes payable and collateralized borrowings 2	839,606	6,707	174,180	546,219	112,500
Interest on notes payable 3	327,597	33,380	51,894	41,635	200,688
Short-Term Borrowings	50,000	50,000	—	—	—
Interest on short-term borrowings	2,423	2,423	—	—	—
Other	16,475	16,475	—	—	—

Total contractual obligations	$1,760,373	$169,658	$331,851	$673,743	$585,121

1	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $4.7 million over the life of the agreement.
2	Notes payable and collateralized borrowings reflects the issuance of $160.0 million of the 4.50% Convertible Notes due July 15, 2016 (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of June 30, 2015 was approximately $154.9 million), $112.5 million of the 8.125% Senior Notes due June 26, 2042 (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of June 30, 2015 was approximately $109.1 million), $300.0 million of the 5.375% Senior Notes due December 9, 2019 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of June 30, 2015 was approximately $295.6 million), $240.0 million of the 8.375% Senior Notes due July 19, 2018(the $240.0 million represents the principal amount of the debt; the carrying value of the 8.375% Senior Notes as of June 30, 2015 was approximately $255.3 million), and $28.2 million of collateralized borrowings due March 11, 2019 (the $28.2 million represents the principal amount of the borrowings; the carrying value as of June 30, 2015 was $26.3 million). See Note 17—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
3	The $200.7 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.
4	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Restricted Stock Units: We account for equity-based compensation under the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) guidance. Restricted stock units (“RSUs”) provided to certain employees, are accounted for as equity awards, and as per FASB guidance, we are required to record an expense for the portion of the RSUs that is ultimately expected to vest. FASB guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because significant assumptions are used in estimating employee turnover and associated forfeiture rates, actual results may differ from our estimates under different assumptions or conditions.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in our consolidated statements of operations. During the three months ended June 30, 2015 and 2014, we incurred compensation expense, before associated income taxes of $25.6 million and $20.0 million, respectively, related to the grant of exchangeability on partnership units. During the six months ended June 30, 2015 and 2014, we incurred compensation expense, before associated income taxes of $62.2 million and $49.2 million, respectively, related to the grant of exchangeability on partnership units.

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

As of June 30, 2015 and December 31, 2014, the aggregate balance of employee loans, net of reserve, was $174.8 million and $130.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2015 and 2014 was $11.7 million and $7.2 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2015 and 2014 was $19.8 million and $14.3 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of June 30, 2015, there were 213,656,458 shares of our Class A common stock outstanding, of which 25,385,850 shares were held by Cantor and CFGM, Cantor’s managing general partner. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of June 30, 2015, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 66.5% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through June 30, 2015, Cantor has distributed to its current and former partners an aggregate of 20,740,909 shares of Class A common stock, consisting of (i) 19,307,009 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,433,900 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of June 30, 2015, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,866,062 shares of Class A common stock, consisting of 14,064,735 April 2008 distribution rights shares and 1,801,327 February 2012 distribution rights shares.

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

As of June 30, 2015, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 248,504,565 units and 248,504,565 units, representing approximately 67.7% and 67.7% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 118,532,215 units and 118,532,215 units, representing approximately 32.3% and 32.3% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As of June 30, 2015, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 52,996,932 limited partnership units, 16,752,350 founding partner units and 48,782,933 Cantor units.

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

Cantor units are generally exchangeable with us for our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable founding partner units, none of which was redeemed/exchanged in the Global Partnership Restructuring Program. As of June 30, 2015, there were 1,656,357 non-exchangeable founding partner units with respect to which Cantor had the right to acquire an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings will be allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of June 30, 2015 there were 12,674,252 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

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

The following diagram illustrates our organizational structure as of June 30, 2015. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Interests (41.2% of economics of BGC Holdings)
• 13.3% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (10.2% of economics and 4.5% of voting power of BGC Partners, Inc.) and Class B common stock (14.0% of economics and 62.0% of voting power of BGC Partners, Inc.)
• 16.4% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (75.8% of economics and 33.5% of voting power of BGC Partners, Inc.)
• 51.3% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (67.7% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (67.7% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (58.8% of economics of BGC Holdings)
• 19.0% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (32.3% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (32.3% of economics of BGC Global)
BGC U.S.
BGC Global

*

Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 24.2% of the voting power, and the public stockholders would hold 75.8% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) 16,260,160 shares of Class A common stock issuable upon conversion of our 4.50% convertibles notes; (b) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (c) 12,674,252 Preferred Units granted and outstanding to BGC Holdings partners (see “Partnership Structure” herein); and (d) 12,346,189 NPSUs granted and outstanding to BGC Holdings partners.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2015 through June 30, 2015 as follows: (a) 24,042,599 shares of Class A common stock acquired by Cantor upon conversion of the 8.75% convertible notes into shares of Class A common stock; (b) 741,081 shares of Class A common stock repurchased by us; (c) 175,123 forfeited shares of Restricted Class A common stock; (d) 418,615 shares of Class A common stock sold by us under the December 2012 sales agreement pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-185110); (e) 2,492,563 shares of Class A common stock sold by us under the November 2014 sales agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-200415), but not the 17,507,437 shares remaining for sale by us under such sales agreement; (f) 757,287 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 12,693,709 shares remaining available for issuance by us under such Registration Statement; (g) 22,879 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,789,554 shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (h) 169,860 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 177,453 shares remaining available for sale by selling stockholders under such Registration Statement; (i) 407,953 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,289,084 shares remaining available for sale by selling stockholders under such Registration Statement; (j) 242,622 limited partnership, founding partner and Cantor units redeemed or repurchased by us for cash; and (k) an aggregate of 13,575,301 limited partnership units granted by BGC Holdings.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $48.3 million as of June 30, 2015. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 9—“Marketable Securities” and Note 11—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

Interest Rate Risk

BGC Partners had $891.2 million in fixed-rate debt outstanding as of June 30, 2015. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

During the three months ending June 30, 2015, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may incur substantial additional debt in the future, some of which may be secured debt. We are not restricted under the terms of the indentures governing our 8.125% Senior Notes, 5.375% Senior Notes, 8.375% Senior Notes, Convertible Notes and GFI Credit Facility from incurring additional debt, securing existing or future debt (with certain exceptions, including to the extent already secured), recapitalizing our debt or taking a number of other actions that are not limited by the terms of our debt instruments that could have the effect of diminishing our ability to make payments on our debt when due. Further, in July 2015, we guaranteed the obligations of GFI under the 8.375% Senior Notes.

Our acquisition of GFI Group will require significant cash resources and may lead to a significant increase in the level of our indebtedness.

Our acquisition of GFI may lead to a significant increase in the level of our indebtedness. On February 26, 2015, we successfully completed our tender offer to acquire approximately 54.3 million Tendered Shares of GFI, and we issued payment for the Tendered Shares on March 4, 2015 in the aggregate amount of approximately $331.1 million. In December 2014, we issued our 5.375% Senior Notes in anticipation of the acquisition. As part of the GFI acquisition, we assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018, and $60.0 million in short-term borrowings related to a GFI credit facility. In addition, on March 13, 2015 we entered into a secured loan arrangement of $28.2 million under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on April 1, 2019. Partially offsetting these increases to our indebtedness, on April 13, 2015, our $150.0 million of $8.75% Convertible Senior Notes, due April 15, 2015, were fully converted into approximately 24.0 million shares of BGC Class A common stock, which were issued to Cantor Fitzgerald, L.P. We may also enter into other short- or long-term financing arrangements. We also incurred substantial non-recurring transaction costs, including break-up fees, assumption of liabilities and expenses, and compensation expenses in connection with the GFI transaction. Further, in July 2015, we guaranteed the obligations of GFI under the 8.375% Senior Notes. The increased level of our consolidated indebtedness may restrict the ability to raise additional capital on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect on a combined business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

The information required by this Item is set forth in Note 6—“Stock Transactions and Unit Redemptions” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I) and is incorporated by reference herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	MINE SAFETY DISCLOSURES

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

10.1	BGCP’s Agreement, dated as of July 10, 2015, to Guarantee GFI 8.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed with the SEC on July 10, 2015).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2015 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: August 10, 2015

[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2015 dated August 10, 2015.]

EXHIBIT INDEX

Exhibit Number	Description

10.1	BGCP’s Agreement, dated as of July 10, 2015, to Guarantee GFI 8.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed with the SEC on July 10, 2015).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.