Form 10-Q
period 2015-09-30
BGC Partners, Inc.
filed 2015-11-09
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

On November 4, 2015, the registrant had 216,110,613 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below and may impact either or both of our operating segments:

•	market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets and markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;

•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;

•	our relationships with Cantor Fitzgerald, L.P. and its affiliates “Cantor,” including Cantor Fitzgerald & Co, (“CF&Co”) and Cantor Commercial Real Estate Company, L.P. (“CCRE”), any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, any loans to or from us or Cantor, CF&Co’s acting as our sales agent under our controlled equity or other offerings, CF&Co’s acting as a market maker in our debt securities, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co, and any services by CCRE with respect to finding and reviewing suitable acquisition or partner candidates, structuring transactions, and negotiating and due diligence services;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks, and the impact of natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•	the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political impasses;

•	the effect on our businesses of reductions in overall industry volumes in certain of our products as a result of Federal Reserve Board quantitative easing, the ending of quantitative easing, changes in interest rates, market volatility, and other factors, including the level and timing of governmental debt issuances and outstanding amounts;

•	the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, quantitative easing, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions;

•	extensive regulation of our businesses, changes in regulations relating to the financial services, commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, fines, penalties, sanctions, enhanced oversight, increased financial and capital requirements, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•	factors related to specific transactions or series of transactions, including credit, performance, and unmatched principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•	costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received and the impact thereof on our financial results and cash flows in any given period;

•	certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage, and the need for short- or long-term borrowings, including from Cantor, or other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks and increased borrowing costs, as well as interest rate and foreign currency exchange rate fluctuations;

•	risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments, stock loans, or cash management vehicles and collectability of loan balances owed to us by partners, employees, or others;

•	our ability to enter new markets or develop new products, trading desks, marketplaces, or services for existing or new customers and to induce such customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•	our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities, and joint ventures, our ability to maintain or develop relationships with independently owned offices in our real estate services business and our ability to grow in other geographic regions, the anticipated benefits of any such transactions, relationships, our growth, and the future impact of any such transactions, relationships, or growth on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

•	our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals;

•	our ability to expand the use of technology for hybrid and fully electronic trading in our product and service offerings;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•	our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations, and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses and brokers, salespeople, managers, and other professionals;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•	information technology risks, including, capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents and regulatory focus on the same;

•	the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity offerings or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•	our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P. (“BGC Holdings”), or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•	the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable debt securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% convertible notes and counterparties to our capped call transactions, share sales and stock pledge, stock loan, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our Class B common stock and our convertible notes, conversions or exchanges of our convertible or exchangeable debt securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$424,390	$648,277
Cash segregated under regulatory requirements	5,309	12,144
Securities owned	34,503	32,508
Securities borrowed	—	62,736
Marketable securities	109,740	144,719
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,192,724	640,761
Accrued commissions receivable, net	360,735	292,050
Loans, forgivable loans and other receivables from employees and partners, net	169,646	130,775
Fixed assets, net	150,679	112,020
Investments	34,463	17,392
Goodwill	953,923	392,570
Other intangible assets, net	320,400	27,980
Receivables from related parties	13,431	8,864
Other assets	347,903	228,331

Total assets	$4,117,846	$2,751,127

Liabilities, Redeemable Partnership and Noncontrolling interests, and Equity
Short term borrowings	$75,000	$—
Securities sold, not yet purchased	31	—
Securities loaned	54,731	—
Accrued compensation	307,464	231,679
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,074,232	646,169
Payables to related parties	32,741	23,326
Accounts payable, accrued and other liabilities	696,085	501,830
Notes payable and collateralized borrowings	841,042	556,700
Notes payable to related parties	—	150,000

Total liabilities	3,081,326	2,109,704
Commitments and contingencies (Note 19)
Redeemable partnership interest	61,726	59,501
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 252,217 and 220,217 shares issued at September 30, 2015 and December 31, 2014, respectively; and 216,049 and 185,108 shares outstanding at September 30, 2015 and December 31, 2014, respectively	2,522	2,202
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 shares issued and outstanding at September 30, 2015 and December 31, 2014, convertible into Class A common stock	348	348
Additional paid-in capital	1,006,386	817,158
Contingent Class A common stock	55,484	47,383
Treasury stock, at cost: 36,168 and 35,109 shares of Class A common stock at September 30, 2015 and December 31, 2014, respectively	(207,796)	(200,958)
Retained deficit	(303,234)	(268,920)
Accumulated other comprehensive income (loss)	(25,942)	4,303

Total stockholders’ equity	527,768	401,516
Noncontrolling interest in subsidiaries	447,026	180,406

Total equity	974,794	581,922

Total liabilities, redeemable partnership and noncontrolling interests, and equity	$4,117,846	$2,751,127

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Commissions	$521,264	$331,466	$1,424,357	$926,730
Principal transactions	73,841	51,327	238,958	203,585
Real estate management services	48,867	40,452	135,997	119,298
Fees from related parties	6,609	6,749	19,310	21,748
Market data and software solutions	29,124	2,369	68,344	6,899
Interest income	1,387	1,642	6,253	5,639
Other revenues	4,203	2,211	8,774	14,308

Total revenues	685,295	436,216	1,901,993	1,298,207
Expenses:
Compensation and employee benefits	437,116	270,642	1,216,105	810,259
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	50,667	52,516	113,921	106,241

Total compensation and employee benefits	487,783	323,158	1,330,026	916,500
Occupancy and equipment	51,300	35,575	157,373	112,197
Fees to related parties	4,876	2,681	13,564	6,621
Professional and consulting fees	14,017	10,565	51,400	31,810
Communications	31,503	20,087	88,550	61,857
Selling and promotion	23,370	16,730	70,609	53,010
Commissions and floor brokerage	8,865	4,806	25,616	14,587
Interest expense	16,944	9,197	51,285	27,762
Other expenses	26,802	26,732	75,022	56,898

Total expenses	665,460	449,531	1,863,445	1,281,242
Other Income (losses), net:
Gain on divestiture and sale of investments	—	—	679	—
Gains (losses) on equity method investments	1,042	(2,640)	2,678	(6,203)
Other income (loss)	62,445	45,892	94,976	45,336

Total other income (losses), net	63,487	43,252	98,333	39,133

Income from operations before income taxes	83,322	29,937	136,881	56,098
Provision for income taxes	28,737	18,808	41,055	23,152

Consolidated net income	$54,585	$11,129	$95,826	$32,946

Less: Net income attributable to noncontrolling interest in subsidiaries	16,214	3,918	34,053	10,126

Net income available to common stockholders	$38,371	$7,211	$61,773	$22,820

Per share data:
Basic earnings per share
Net income available to common stockholders	$38,371	$7,211	$61,773	$22,820

Basic earnings per share	$0.15	$0.03	$0.26	$0.10

Basic weighted-average shares of common stock outstanding	252,354	220,388	239,856	220,588

Fully diluted earnings per share
Net income for fully diluted shares	$58,538	$10,749	$93,119	$33,412

Fully diluted earnings per share	$0.15	$0.03	$0.25	$0.10

Fully diluted weighted-average shares of common stock outstanding	394,026	331,209	370,147	326,610

Dividends declared per share of common stock	$0.14	$0.12	$0.40	$0.36

Dividends declared and paid per share of common stock	$0.14	$0.12	$0.40	$0.36

The accompanying Notes to the unaudited Condensed Consolidated Financial Statement are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated net income	$54,585	$11,129	$95,826	$32,946
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8,101)	(4,285)	(15,033)	(3,032)
Unrealized loss on securities available for sale	(2,607)	18,592	(18,958)	17,433

Total other comprehensive (loss) income, net of tax	(10,708)	14,307	(33,991)	14,401

Comprehensive income	43,877	25,436	61,835	47,347
Less: Comprehensive income attributable to noncontrolling interest in subsidiaries, net of tax	15,196	6,048	30,307	12,271

Comprehensive income attributable to common stockholders	$28,681	$19,388	$31,528	$35,076

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$95,826	$32,946
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	62,428	32,771
Employee loan amortization and reserves on employee loans	30,861	21,417
Equity-based compensation and allocations of net income to limited partnership units and FPUs	128,827	115,265
Deferred compensation expense	17,615	—
(Gains) Losses on equity method investments	(2,678)	6,203
Accretion of discount on convertible notes	4,427	3,591
Unrealized (gain) loss on marketable securities	(5,286)	(2,600)
Impairment of fixed assets	18,800	4,099
Deferred tax (benefit) provision	7,518	(2,968)
Sublease provision adjustment	(1,385)	494
Recognition of earn-out and related hedges	(52,917)	(42,091)
Cumulative realized gain on marketable securities (see Note 9 – “Marketable Securities”)	(31,757)	—
Gain on sale of divestitures	(537)	—
Forfeitures of Class A common stock	(1,376)	—
Other	(1,750)	—

Consolidated net income, adjusted for non-cash and non-operating items	268,616	169,127
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	153,851	(651,769)
Loans, forgivable loans and other receivables from employees and partners, net	(56,142)	(21,947)
Accrued commissions receivable, net	25,229	(2,731)
Securities borrowed	62,736	(6,806)
Securities owned	2,106	(3,809)
Receivables from related parties	(3,752)	6,519
Cash segregated under regulatory requirements	6,995	(1,278)
Other assets	24,963	(13,439)
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	(211,459)	640,685
Payables to related parties	9,897	(7,959)
Securities sold, not yet purchased	(1,526)	2,953
Securities loaned	54,731	—
Accounts payable, accrued and other liabilities	(108,178)	(25,566)
Accrued compensation	(101,507)	(3,155)

Net cash provided by (used in) operating activities	$126,560	$80,825
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(26,816)	$(10,043)
Capitalization of software development costs	(12,470)	(9,728)
Purchase of equity method investments	(981)	(7,071)
Payments for acquisitions, net of cash acquired	(170,792)	(38,262)
Sale/(Purchase) of marketable securities	1,922	(69,760)
Disposal of assets and liabilities held for sale, net	(5,633)	—
Capitalization of trademarks, patent defense and registration costs	(744)	(164)

Net cash used in investing activities	$(215,514)	$(135,028)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of collateralized borrowings	(3,302)	(1,599)
Issuance of collateralized borrowings, net of deferred issuance costs	27,918	—
Earnings distributions	(51,314)	(39,222)
Redemption and repurchase of limited partnership interests	(25,182)	(52,291)
Dividends to stockholders	(96,087)	(78,798)
Repurchase of Class A common stock	(6,786)	(76,008)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(520)	(1,311)
Proceeds from exercise of stock options	627	—
Proceeds from short-term borrowings	5,000	—

Net cash used in financing activities	(149,646)	(249,229)
Cash and cash equivalents classified as assets held for sale	23,228	—
Effect of exchange rate changes on cash and cash equivalents	(8,515)	(2,419)

Net decrease in cash and cash equivalents	(223,887)	(305,851)
Cash and cash equivalents at beginning of period	648,277	716,919

Cash and cash equivalents at end of period	$424,390	$411,068

Supplemental cash information:
Cash paid during the period for taxes	$19,438	$59,639
Cash paid during the period for interest	45,956	22,690
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$52,521	$64,177
Issuance of Class A and contingent Class A common stock for acquisitions	35,062	25,441
Issuance of Class A common stock upon conversion of 8.75% convertible notes	150,000	—

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

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Nine Months Ended September 30, 2015

(in thousands, except share amounts) (unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2015	$2,202	$348	$817,158	$47,383	$(200,958)	$(268,920)	$4,303	$180,406	$581,922
Consolidated net income	—	—	—	—	—	61,773	—	34,053	95,826
Other comprehensive gain, net of tax	—	—	—	—	—	—	(30,245)	(3,746)	(33,991)
Equity-based compensation, 734,445 shares	7	—	2,211	—	—	—	—	1,095	3,313
Dividends to common stockholders	—	—	—	—	—	(96,087)	—	—	(96,087)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(61,521)	(61,521)
Grant of exchangeability and redemption of limited partnership interests, issuance of 6,356,624 shares	64	—	48,710	—	—	—	—	26,606	75,380
Issuance of Class A common stock (net of costs), 109,605 shares	1	—	731	—	—	—	—	212	944
Redemption of FPUs, 82,511 units	—	—	—	—	—	—	—	(451)	(451)
Repurchase of Class A common stock, 841,081 shares	—	—	—	—	(5,203)	—	—	(1,583)	(6,786)
Forfeitures of restricted Class A common stock, 218,747 shares	—	—	575	—	(1,635)	—	—	(316)	(1,376)
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(80)	(80)
Issuance of Class A common stock for acquisitions, 757,287 shares	8	—	19,092	(2,684)	—	—	—	4,564	20,980
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	—	10,785	—	—	—	3,297	14,082
Conversion of 8.75% Convertible Notes to Class A common stock, 24,042,599 shares	240	—	117,178	—	—	—	—	32,582	150,000
Reclassification of Redeemable noncontrolling interest to noncontrolling interest for GFI Back-End Merger	—	—	—	—	—	—	—	231,320	231,320
Purchases of Newmark noncontrolling interest	—	—	731	—	—	—	—	(1,219)	(488)
Other	—	—	—	—	—	—	—	1,807	1,807

Balance, September 30, 2015	$2,522	$348	$1,006,386	$55,484	$(207,796)	$(303,234)	$(25,942)	$447,026	$974,794

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

On February 26, 2015, the Company successfully completed a tender offer to acquire shares of common stock, par value $0.01 per share (the “Shares”), of GFI Group Inc. (“GFI”) for $6.10 per share in cash and accepted for purchase 54.3 million shares (the “Tendered Shares”) tendered to the Company pursuant to our offer (the “Offer”). The Tendered Shares, together with the 17.1 million Shares already owned by the Company, represented approximately 56% of GFI’s outstanding shares. On April 28, 2015 a subsidiary of BGC purchased approximately 43.0 million newly issued shares of GFI’s common stock (the “New Shares”) at the price of $5.81 per share for an aggregate purchase price of $250 million, increasing our ownership in GFI to approximately 67.0%. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. GFI is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves more than 2,500 institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU will replace certain existing revenue recognition guidance. The guidance, as stated in ASU No. 2014-09, was initially effective beginning on January 1, 2018. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers—Deferral of Effective Date, which defers the effective date by one year, with early adoption on the original effective date permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the impact of the future adoption of the ASU on the Company’s unaudited condensed consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. The guidance is effective beginning January 1, 2017 and early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. Acquirers are no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The guidance is effective beginning January 1, 2016, with early adoption permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

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

On February 3, 2015, GFI entered into an agreement to sell 100% equity ownership of KBL. In May 2015, the Company completed the sale of KBL. The Company recorded a gain on the sale of $0.8 million, which was included within “Gain on divestiture and sale of investments” in the unaudited condensed consolidated statements of operations. KBL’s operations prior to the completion of the transaction are included in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2015,

3. Limited Partnership Interests in BGC Holdings

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

4. Acquisitions

Financial Services

On February 26, 2015, the Company successfully completed our tender offer to acquire shares of common stock, par value $0.01 per share, of GFI for $6.10 per share in cash and accepted for purchase 54.3 million shares tendered to us pursuant to the offer. The Tendered Shares, together with the 17.1 million Shares already owned by us, represented approximately 56% of the then outstanding shares of GFI. The Company issued payment for the Tendered Shares on March 4, 2015 in the aggregate amount of $331.1 million. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million New Shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. The New Shares and the note eliminate on consolidation of the Company. Following the issuance of the New Shares, we own approximately 67% of GFI’s outstanding common stock, which now gives the Company control over the timing and process for the completion of the back-end merger pursuant to the tender offer agreement. The excess of total consideration over the fair value of the total net assets acquired, of approximately $436.1 million, has been recorded to goodwill and was allocated to the Company’s Financial Services segment. In addition, “Total revenues” in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 included $167.5 million and $404.4 million, respectively, related to GFI from the date of acquisition.

On August 24, 2015, GFI, Messrs. Gooch and Heffron, directors and former executive officers of GFI; Jersey Partners Inc. (“JPI”), a stockholder of GFI; CME Group, Inc. (“CME”); the former members of the GFI Special Committee; BGC; and certain other former officers and affiliates of GFI entered into a memorandum of understanding (the “MOU”) with regard to a preliminary settlement (the “Settlement”) of the consolidated class action case pending against GFI in the State of Delaware (the “Consolidated Delaware Action”). Neither GFI nor BGC will contribute any funds to the Settlement, which will be paid from a combination of insurance proceeds and payments by JPI and Messrs. Gooch and Heffron. The Settlement provides for a settlement fund of $10.75 million for the class of GFI stockholders in the Consolidated Delaware Action and payment of attorneys’ fees and costs to plaintiffs’ counsel in an amount to be established by negotiation, mediation or a fee application to the Court. The final Settlement will also require approval of the Court. In connection with the Settlement, on October 6, 2015, the Company advanced $10.75 million to JPI (the “JPI Note”). The JPI Note bears interest at the rate of 5.375% per annum and is secured by 2 million shares of GFI common stock owned by JPI. The JPI Note is due on the earlier of (a) the date of the Back-End Merger, (b)(i) if no definitive agreement to effect the Back-End Merger has been executed, January 29, 2016 or (ii) if a Back-End Merger agreement has been executed, upon any termination of such agreement, and (c) May 15, 2016. The JPI Note is also required to be repaid within 5 days of any potential breach by either of Messrs. Michael Gooch or Colin Heffron of their respective non-compete and distributable earnings bonus award agreements with BGC (“DE Agreements”), which they entered into in connection with the Tender Offer Agreement. In the MOU, the CME agreed to terminate the restriction prohibiting former executive officers of GFI, JPI and certain other stockholders and affiliates of GFI from supporting the Back-End Mergers (“Back-End Mergers”) as defined in the February 19, 2015 Tender Offer Agreement by and among BGC, GFI and BGC Partners, L.P., or similar transactions until January 30, 2016. Accordingly, the parties to the Settlement letter have agreed that by December 21, 2015, BGC, GFI, JPI and certain affiliates shall enter into the Back-End Merger agreements. BGC expects the Back-End Mergers to be completed no later than January 29, 2016.

The JPI advance of the merger consideration will be deducted from the merger consideration payable to it upon completion of the Back-End Mergers. If insurance proceeds are insufficient, amounts advanced to Messrs. Gooch and Heffron, if any, would be deducted from any payment to which they may be entitled under the DE Agreements so long as they are eligible for payments under their respective DE Agreements.

During the three months ended March 31, 2015 the Company created a new line item for the remaining noncontrolling interest shareholders of GFI. The Company had accounted for the noncontrolling interest in GFI outside of permanent capital, as “Redeemable noncontrolling interest,” in the Company’s unaudited condensed consolidated statements of financial condition as of March 31 and June 30, 2015. Given the August 24, 2015 settlement and the MOU described above, BGC now has an unconditional obligation to purchase the remaining noncontrolling interests of GFI. Therefore, the Company has reclassified from Redeemable noncontrolling interest, $112.9 million to Other liabilities for the amount to be settled in cash and $231.3 million to Noncontrolling interest for the amount to be settled in 24.5 million shares of BGC Class A common stock.

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

Calculation of purchase consideration transferred

February 26, 2015
Cash	$331.1
Fair value of shares already owned (17,075,464 shares at $6.10 per share)	104.1

Total purchase consideration	435.2
Redeemable noncontrolling interest (56,435,876 shares at $6.10 per share)	344.3

Total purchase consideration and noncontrolling interest	$779.5

Preliminary allocation of the assets acquired and the liabilities assumed

February 26, 2015
Cash and cash equivalents	$238.8
Receivables from broker-dealers, clearing organizations, customers and related-broker dealers	696.7
Accrued commissions receivable, net	93.6
Fixed assets, net	58.0
Other assets	189.2
Assets held for sale	208.3
Short-term borrowings	(70.0)
Accrued compensation	(141.7)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	(641.5)
Accounts payable, accrued and other liabilities	(163.6)
Notes payable and collateralized borrowings	(255.3)
Liabilities held for sale	(175.5)
Pre-existing noncontrolling interest	(2.1)
Finite-lived intangible assets:
Non-compete agreement	15.4
Technology	39.2
Customer relationships	155.1
Acquired intangibles	6.7
Infinite-lived intangible assets:
Trade name	92.1
Goodwill	436.1

Total	$779.5

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of GFI had occurred on January 1, 2014, and as if the Company owns 67% of GFI from the date of acquisition. The unaudited pro forma results are not indicative of operations that would have been achieved, nor are they indicative of future results of operations. The unaudited pro forma results do not reflect any potential cost savings or other operations efficiencies that could result from the acquisition. In addition, the unaudited pro forma condensed combined financial information does not include any adjustments in respect of certain expenses recorded in the GFI financial statements that were associated with non-recurring events unrelated to the acquisition (for example, a $121.6 million charge related to the impairment of goodwill) and does not include any adjustments in respect of any potential future sales of assets. However, the unaudited pro forma results below for the nine months ended September 30, 2015 do include non-recurring pro forma adjustments directly related to the acquisition which mainly consisted of: (a) Prior to the acquisition, GFI had entered into an agreement with the CME Group Inc. (“CME”) for CME to acquire GFI. The CME transaction was terminated and as a result, GFI incurred breakage costs of approximately $24.7 million; (b) Severance and compensation restructuring charges of $22.2 million incurred by GFI; and (c) The aggregate of BGC’s and GFI’s professional fees incurred which totaled $24.9 million.

In millions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma revenues	$685.3	$646.5	$2,065.2	$1,962.0
Pro forma consolidated net income	$38.4	$1.1	$71.4	$(31.8)

Real Estate Services

During January 2015 to June 2015, the Company completed the acquisition of certain entities of Apartment Realty Advisors (“ARA”) and its members. ARA is the nation’s largest privately held, full service investment brokerage network, focusing exclusively on the multi-housing industry.

During May 2015, the Company completed the acquisition of Computerized Facility Integration, LLC (“CFI”). CFI is a premier real estate strategic consulting and systems integration firm that provides corporate real estate, facilities management, and enterprise asset management information consulting and technology solutions.

During July 2015. the Company completed the acquisition of Excess Space. Excess Space is a full service brokerage firm that focuses its business model around surplus real estate disposition and lease restructuring for retailers.

The total consideration for acquisitions during the nine months ended September 30, 2015, within the Real Estate Services segment was approximately $137.1 million, comprised of cash, shares of BGCP Class A common stock and BGC Holdings limited partnership units. The total consideration included contingent consideration of approximately 0.5 million restricted shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $3.6 million), 1.7 million limited partnership units (with an acquisition date fair value of approximately $13.4 million) and $25.2 million in cash that may be issued contingent on certain targets being met through 2018. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $124.2 million.

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

The Company’s earnings for the three and nine months ended September 30, 2015 and 2014 were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income available to common stockholders	$38,371	$7,211	$61,773	$22,820
Allocation of income to limited partnership interests in BGC Holdings	$28,473	$8,849	$43,730	$17,256

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income available to common stockholders	$38,371	$7,211	$61,773	$22,820

Basic weighted-average shares of common stock outstanding	252,354	220,388	239,856	220,588

Basic earnings per share	$0.15	$0.03	$0.26	$0.10

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

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fully diluted earnings per share
Net income available to common stockholders	$38,371	$7,211	$61,773	$22,820
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	17,846	3,538	28,441	10,590
Interest expense on convertible notes, net of tax	2,321	—	2,905	—
Dividend equivalent expense on RSUs, net of tax	—	—	—	2

Net income for fully diluted shares	$58,538	$10,749	$93,119	$33,412

Weighted-average shares:
Common stock outstanding	252,354	220,388	239,856	220,588
Limited partnership interests in BGC Holdings	123,221	108,912	119,334	104,376
RSUs (Treasury stock method)	666	806	770	759
Other	17,785	1,103	10,187	887

Fully diluted weighted-average shares of common stock outstanding	394,026	331,209	370,147	326,610

Fully diluted earnings per share	$0.15	$0.03	$0.25	$0.10

For the three months ended September 30, 2015 and 2014, respectively, approximately 10.1 million and 44.2 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2015 included, on a weighted-average basis, 10.1 million other securities or other contracts to issue shares of common stock. These 10.1 million shares represent the weighted average of the 24.5 million shares to be issued for the completion of the Company’s acquisition of GFI.

Additionally, as of September 30, 2015 and 2014, respectively, approximately 11.4 million and 6.4 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

6. Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares outstanding at beginning of period	213,656,458	184,001,427	185,108,316	181,583,001
Share issuances:
Exchanges of limited partnership interests[1]	2,393,879	4,005,351	6,356,624	11,766,848
Vesting of restricted stock units (RSUs)	85,698	134,602	734,445	877,610
Acquisitions	—	901,517	757,287	1,658,804
Other issuances of Class A common stock[2]	56,637	13,644	109,605	36,521
Conversion of 8.75% Convertible Notes to Class A common stock	—	—	24,042,599	—
Treasury stock repurchases	(100,000)	(3,675,696)	(841,081)	(10,541,939)
Forfeitures of restricted Class A common stock	(43,624)	—	(218,747)	—

Shares outstanding at end of period	216,049,048	185,380,845	216,049,048	185,380,845

[1]	The issuance related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
[2]	The Company did not issue shares of Class A common stock for general corporate purposes during the three and nine months ended September 30, 2015 or September 30, 2014.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015 and 2014, the Company’s Class B common stock outstanding was 34,848,107 shares.

Controlled Equity Offering

The Company has entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“CF&Co”), (“November 2014 Sales Agreement”) pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its controlled equity offering sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this Agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of September 30, 2015, the Company has sold 3,980,218 shares of Class A common stock under this Agreement.

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On July 30, 2014, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $250 million. As of September 30, 2015, the Company had approximately $96.5 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents unit redemption and share repurchase activity for the three and nine months ended September 30, 2015:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares ThatMay Yet Be Redeemed/ Purchased Under the Plan
Redemptions[1,2]
January 1, 2015—March 31, 2015	2,040,190	$8.65
April 1, 2015—June 30, 2015	1,242,622	8.83
July 1, 2015—September 30, 2015	1,562,680	8.90
Repurchases[3,4]
January 1, 2015—March 31, 2015	734,561	$7.96
April 1, 2015—June 30, 2015	6,520	6.29
July 1, 2015—July 31, 2015	50,000	9.19
August 1, 2015—August 31, 2015	—	—
September 1, 2015—September 30, 2015	50,000	8.83

Total Repurchases	841,081	$8.07

Total Redemptions and Repurchases	5,686,573	$8.67	$96,514,450

[1]	During the three months ended September 30, 2015, the Company redeemed approximately 1.5 million limited partnership units at an average price of $9.03 per unit and approximately 54.9 thousand FPUs at an average price of $5.36 per unit. During the three months ended September 30, 2014, the Company redeemed approximately 3.7 million limited partnership units at an average price of $7.47 per unit and approximately 3.3 million FPUs at an average price of $7.71 per unit.
[2]	During the nine months ended September 30, 2015, the Company redeemed approximately 4.8 million limited partnership units at an average price of $8.82 per unit and approximately 82.5 thousand FPUs at an average price of $6.18 per unit. During the nine months ended September 30, 2014, the Company redeemed approximately 7.9 million limited partnership units at an average price of $7.00 per unit and approximately 3.6 million FPUs at an average price of $7.66 per unit.
[3]	During the three months ended September 30, 2015, the Company repurchased approximately 100 thousand shares of its Class A common stock at an aggregate purchase price of approximately $900.9 thousand for an average price of $9.01 per share. During the three months ended September 30, 2014, the Company repurchased approximately 3.7 million shares of its Class A common stock at an aggregate purchase price of approximately $28.3 million for an average price of $7.71 per share.
[4]	During the nine months ended September 30, 2015, the Company repurchased approximately 0.8 million shares of its Class A common stock at an aggregate purchase price of approximately $6.8 million for an average price of $8.07 per share. During the nine months ended September 30, 2014, the Company repurchased approximately 10.5 million shares of its Class A common stock at an aggregate purchase price of approximately $76.0 million for an average price of $7.21 per share.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$59,501	$66,918
Consolidated net income allocated to FPUs	3,227	2,847
Earnings distributions	—	(1,604)
Re-allocation of equity due to additional investment by founding/working partners	80	110
FPUs exchanged	(842)	(917)
FPUs redeemed	(243)	(8,475)
Other	3	2,154

Balance at end of period	$61,726	$61,033

7. Securities Owned and Securities Sold, Not Yet Purchased

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $34.5 million as of September 30, 2015 and $32.5 million as of December 31, 2014. Total securities sold, not yet purchased were $30.6 thousand as of September 30, 2015. There were no securities sold, not yet purchased as of December 31, 2014. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities”.

8. Collateralized Transactions

Securities Borrowed

Securities borrowed transactions are recorded at the contractual amount for which the securities will be returned plus accrued interest. As of September 30, 2015, the Company has not entered into any securities borrowed transactions. As of December 31, 2014, the Company entered into securities borrowed transactions of $62.7 million to cover failed trades.

Securities Loaned

As of September 30, 2015, the Company has Securities loaned transactions of $54.7 million with CF&Co. The market value of the securities lent was $56.4 million. The cash collateral received from CF&Co bears an interest rate of 0.64%. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

9. Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $109.7 million and $144.7 million as of September 30, 2015 and December 31, 2014, respectively.

Marketable securities includes $105.4 million of NASDAQ OMX (“Nasdaq”) common stock received in connection with the earn-out from the sale of eSpeed. During the three months ended September 30, 2015 and 2014, in connection with the Nasdaq earn-out, the Company recognized gains of $52.9 million and $42.1 million, respectively, in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of financial condition. These shares of Nasdaq common stock are classified as trading securities and accordingly measured at fair value, with any changes in fair value recognized currently in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. From time to time the Company has entered into hedging transactions using derivative contracts to minimize the effect of price changes of the Company’s Nasdaq shares (see Note 11—“Derivatives”). During the three months ended September 30, 2015 and 2014, the Company recognized a gain of $4.4 million and $3.8 million respectively, related to the mark-to-market on the Nasdaq shares and the related hedging transactions when applicable. During the nine months ended September 30, 2015 and 2014, the Company recognized a gain of $5.3 million and $2.6 million respectively, related to the mark-to-market on the Nasdaq shares and the related hedging transactions when applicable.

Marketable securities also includes securities classified as available-for-sale. As of September 30, 2015 and December 31, 2014, the Company had $4.3 million and $97.5 million, respectively, related to securities classified as available-for-sale which are recorded at fair value. Unrealized gains or losses on marketable securities classified as available-for-sale are included as part of “Accumulated other comprehensive loss” in the Company’s unaudited condensed consolidated statements of financial condition. The securities classified as available for sale as of December 31, 2014 included $93.1 million in fair value of GFI common stock (initial cost of $75.1 million). In connection with the Company’s successful completion of the tender offer to acquire GFI on February 26, 2015 (see Note 1—“Organization and Basis of Presentation”), these shares were considered part of the purchase consideration. Upon acquisition of GFI, the unrealized gain previously recorded in “Accumulated other comprehensive loss” was recorded as a $29.0 million gain in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of financial condition.

10. Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers.

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter into to minimize the effect of price changes of the Company’s Nasdaq shares (see Note 11—“Derivatives”). As of September 30, 2015 and December 31, 2014, receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$1,040,250	$559,142
Receivables from clearing organizations	127,125	60,300
Other receivables from broker-dealers and customers	22,927	16,927
Net pending trades	—	884
Open derivative contracts	2,422	3,508

Total	$1,192,724	$640,761

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$968,470	$552,790
Payables to clearing organizations	66,004	79,848
Other payables to broker-dealers and customers	22,871	13,378
Net pending trades	15,110	—
Open derivative contracts	1,777	153

Total	$1,074,232	$646,169

A portion of these receivables and payables are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of September 30, 2015 have subsequently settled at the contracted amounts.

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Forwards	$1,312	$710	$—	$—
Foreign exchange swaps	846	167	3,098	153
Interest rate swaps	242	—	410	—
Foreign exchange/commodities options	22	421	—	—
Futures	—	479	—	—

Total	$2,422	$1,777	$3,508	$153

The notional amounts of these derivative contracts at September 30, 2015 and December 31, 2014 were $19.0 billion and $0.3 billion, respectively. At September 30, 2015, the notional amounts primarily consisted of long futures of $9.3 billion and short futures of $9.3 billion. As of September 30, 2015, these notional values of long and short futures contracts were primarily related to fixed income futures in a consolidated VIE acquired in the acquisition of GFI, of which the Company’s exposure to economic loss is approximately $5.6 million.

The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. Certain of the Company’s foreign exchange swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position at September 30, 2015 was $2.4 million.

The change in fair value of interest rate swaps, futures, foreign exchange/commodities options and foreign exchange swaps is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations, and the change in fair value of equity options related to the Nasdaq hedges and forwards are included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative contract	2015	2014	2015	2014
Futures	$2,058	$—	$7,845	$—
Foreign exchange/commodities options	1,100	—	7,511	—
Interest rate swaps	18	8	(57)	29
Foreign exchange swaps	(148)	(68)	(182)	(240)
Forwards	(378)	—	527	—
Equity options	—	30	—	645

Gain (loss)	$2,650	$(30)	$15,644	$434

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

Also in connection with the issuance of the 4.50% Convertible Notes, the Company entered into capped call transactions. The capped call transactions meet the requirements to be accounted for as equity instruments, and the Company classifies the capped call transactions within “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of financial condition. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis) at the issuance of the 4.50% Convertible Notes, and such capped call transactions are not subsequently remeasured

12. Fair Value of Financial Assets and Liabilities

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

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at September 30, 2015 and December 31, 2014 (in thousands):

	Assets at Fair Value at September 30, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable Securities	$109,663	$77	$—	$—	$109,740
Government debt	32,337	—	—	—	32,337
Securities Owned—Equities	2,166	—	—	—	2,166
Forwards	—	1,312	—	—	1,312
Foreign exchange swaps	—	1,114	—	268	846
Interest rate swaps	—	242	—	—	242
Foreign exchange/commodities options	42	—	—	20	22

Total	$144,208	$2,745	$—	$288	$146,665

	Liabilities at Fair Value at September 30, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Forwards	$—	$710	$—	$—	$710
Futures	—	479	—	—	479
Securities Sold Not Yet Purchased—Equities	31	—	—	—	31
Foreign exchange/commodities options	441	—	—	20	421
Foreign exchange swaps	—	435	—	268	167

Total	$472	$1,624	$—	$288	$1,808

	Assets at Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$144,719	$—	$—	$—	$144,719
Government debt	32,508	—	—	—	32,508
Foreign exchange swaps	—	3,144	—	46	3,098
Interest rate swaps	—	547	—	137	410

Total	$177,227	$3,691	$—	$183	$180,735

	Liabilities at Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$199	$—	$46	$153
Interest rate swaps	—	137	—	137	—

Total	$—	$336	$—	$183	$153

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
			Net Amounts Presented in the Statements of	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Forwards	$1,312	$—	$1,312	$—	$—	$1,312
Foreign exchange swaps	1,114	268	846	—	—	846
Interest rate swaps	242	—	242	—	—	242
Foreign exchange /commodities options	42	20	22	—	—	22

Total	$2,710	$288	$2,422	$—	$—	$2,422

Liabilities
Forwards	$710	$—	$710	$—	$—	$710
Futures	479	—	479	—	—	479
Foreign exchange /commodities options	441	20	421	—	—	421
Foreign exchange swaps	435	268	167	—	—	167

Total	$2,065	$288	$1,777	$—	$—	$1,777

	December 31, 2014
			Net Amounts Presented in the Statements of	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Foreign exchange swaps	$3,144	$46	$3,098	$—	$—	$3,098
Interest rate swaps	547	137	410	—	—	410

Total	$3,691	$183	$3,508	$—	$—	$3,508

Liabilities
Foreign exchange swaps	$199	$46	$153	$—	$—	$153
Interest rate swaps	137	137	—	—	—	—

Total	$336	$183	$153	$—	$—	$153

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

For the three months ended September 30, 2015 and 2014, the Company recognized related party revenues of $6.6 million and $6.7 million, respectively, for the services provided to Cantor. For the nine months ended September 30, 2015 and 2014, the Company recognized related party revenues of $19.3 million and $21.7 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended September 30, 2015 and 2014, the Company was charged $10.9 million and $8.1 million, respectively, for the services provided by Cantor and its affiliates, of which $6.0 million and $5.4 million, respectively, were to cover compensation to leased employees for the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015 and 2014, the Company was charged $32.3 million and $23.0 million, respectively, for the services provided by Cantor and its affiliates, of which $18.7 million and $16.4 million, respectively, were to cover compensation to leased employees for the nine months ended September 30, 2015 and 2014. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2015 and 2014, Cantor’s share of the net profit in Tower Bridge was $0.8 million and $0.2 million, respectively. For the nine months ended September 30, 2015 and 2014, Cantor’s share of the net profit in Tower Bridge was $1.7 million and $1.8 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of September 30, 2015 and December 31, 2014, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended September 30, 2015 and 2014, the Company recognized its share of foreign exchange gains of $64 thousand and $46 thousand, respectively. During the nine months ended September 30, 2015 and 2014, the Company recognized its share of foreign exchange losses of $19 thousand and gains of $766 thousand, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2015 the Company did not have any investments in the program and as of December 31, 2014, the Company had $125 million invested in the program, which is recorded in “Cash and cash equivalents” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of our equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of September 30, 2015 and December 31, 2014, the Company had receivables from Freedom International Brokerage of $3.8 million and $3.4 million, respectively. As of September 30, 2015 and December 31, 2014, the Company had $0.9 million and $3.1 million, respectively, in receivables from Cantor related to open derivative contracts. As of September 30, 2015 and December 31, 2014, the Company had $0.2 million in payables to Cantor related to open derivative contracts. Additionally, as of September 30, 2015, the Company had $1.9 million in payables to Cantor related to equity trades pending settlement. As of December 31, 2014, the Company did not have any payables to Cantor related to pending trades.

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

As of September 30, 2015 and December 31, 2014, the aggregate balance of employee loans, net of reserve, was $169.6 million and $130.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the three months ended September 30, 2015 and 2014 was $11.1 million and $7.1 million, respectively. Compensation expense for the above mentioned employee loans for the nine months ended September 30, 2015 and 2014 was $30.9 million and $21.4 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. On April 13, 2015, the Company’s 8.75% Convertible Notes, due April 15, 2015, were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, and issued the shares to Cantor Fitzgerald, L.P. as settlement of the notes. The Company did not record any interest expense related to the 8.75% Convertible Notes for the three months ended September 30, 2015. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.3 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014 the Company recorded interest expense related to the 8.75% Convertible Notes in the amount of $3.8 million and $9.8 million, respectively. See Note 17—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information. On June 15, 2015, the Company filed a resale registration statement on Form S-3 pursuant to which 24,042,599 shares of Class A common stock may be sold from time to time by Cantor or by certain of its pledgees, donees, distributees, counterparties, transferees or other successors of interest of the shares, including banks or other financial institutions which may enter into stock pledge, stock loan or other financing transactions with Cantor or its affiliates, as well as by their respective pledgees, donees, distributees, counterparties, transferees or other successors in interest.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into controlled equity offering sales agreements with CF&Co, as the Company’s sales agent. For the three months ended September 30, 2015 and 2014, the Company was charged approximately $0.3 million and $0.5 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. For the nine months ended September 30, 2015 and 2014, the Company was charged approximately $0.8 million and $1.0 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

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

On June 28, 2013, the Company completed the Nasdaq Transaction pursuant to the Purchase Agreement, dated as of April 1, 2013 (the “Purchase Agreement”). In the Purchase Agreement, the Company and Cantor agreed, subject to certain exceptions, not to engage in the business of fully electronic brokerage of benchmark on-the-run U.S. Treasuries and certain transactions in first off-the-run U.S. Treasuries for three years after the closing. The Company and Cantor received from Nasdaq a perpetual and royalty-free market data license and granted to Nasdaq a non-exclusive, irrevocable, royalty-free right and license to use any patents owned in the businesses covered by the Purchased Assets for U.S. Treasury securities transactions. CF&Co also agreed to provide Nasdaq with certain clearing and broker-dealer services for up to nine months following the closing.

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

On February 26, 2015, the Company completed the tender offer for GFI shares. In connection with acquisition of GFI, during the nine months ended September 30, 2015 the Company recorded advisory fees of $7.1 million payable to CF&Co. These fees were included in “Professional and Consulting Fees” in the Company’s unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2014, the Company did not record any underwriting or advisory fees payable to CF&Co.

On May 7, 2015 GFI retained CF&Co. to assist them in the potential sale of Trayport.

As of September 30, 2015, the Company has securities loaned transactions of $54.7 million with CF&Co. The market value of the securities lent was $56.4 million. The cash collateral received from CF&Co bears an interest rate of 0.64%. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Transactions with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized the Company to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with the Company’s acquisition and other business strategies in commercial real estate and other businesses. Such services are provided at fees not to exceed the fully-allocated cost of such services plus 10%. In connection with this agreement, the Company did not recognize any expense for the three and nine months ended September 30, 2015 and 2014, respectively.

The Company also has a referral agreement in place with CCRE, in which brokers are incentivized to refer business to CCRE through a revenue-share arrangement. In connection with this revenue-share agreement, the Company recognized revenues of $0.5 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30 2015, and 2014 the Company recognized revenues of $0.7 million and $0.8 million respectively. This revenue was recorded as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

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

During the nine months ended September 30, 2015, Cantor did not purchase any exchangeable limited partnership interests from BGC Holdings.

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

As of September 30, 2015, there were 1,881,574 non-exchangeable FPUs remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

Transactions with Relief Fund

During the year ended December 31, 2013, the Company committed to make charitable contributions to the Relief Fund in the amount of $25.0 million, which the Company recorded in “Other expenses” in the Company’s consolidated statements of operations for the year ended December 31, 2013. As of September 30, 2015 the remaining liability associated with this commitment was $15.5 million which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

Other Transactions

                The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets, of up to $12.2 million in the aggregate; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended September 30, 2015 and 2014, the Company made $0.3 million and $0.1 million, respectively, in cash contributions to Aqua. During the nine months ended September 30, 2015 and 2014, the Company made $1.0 million and $0.6 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

14. Investments

	September 30, 2015	December 31, 2014
Equity method investments	$32,899	$17,392
Cost method investments	1,564	—

	$34,463	$17,392

Equity Method and Similar Investments

For the three and nine months ended September 30, 2015 the Company’s share of gains was $1.0 million and $1.7 million, respectively, related to its equity method investments. For the three and nine months ended September 30, 2014, the Company’s share of losses was $2.6 million and $6.2 million, respectively, related to its equity method investments. As a result of the GFI acquisition, the Company also had certain investments in brokerage businesses in which the Company had a contractual right to receive a percentage of revenues, less certain direct expenses. The Company accounted for these investments in a manner similar to the equity method of accounting. The sale of KBL (see “Note 2– Divestiture) in May 2015 included these investments. Through the date of sale, the Company’s share of gain on these investments was $1.0 million. The Company’s total shares of gains and losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statement of operations.

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of September 30, 2015 and December 31, 2014. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	September 30, 2015		December 31, 2014
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$3,592	$4,859	$710	$1,690

[1]	The Company has entered into a subordinated loan agreement with a VIE (Aqua), whereby the Company agreed to lend the principal sum of $980 thousand. As of September 30, 2015, the Company’s maximum exposure to loss with respect to its VIEs primarily includes the sum of its equity investments in Aqua, BIP Trading and QUBED Derivatives and the $980 thousand subordinated loan to Aqua.

Consolidated VIEs

Through the acquisition of GFI, the Company is invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $9.7 million at September 30, 2015, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $2.0 million at September 30, 2015. The Company’s exposure to economic loss on these VIEs is approximately $5.6 million.

Cost Method Investments

As a result of the GFI Acquisition, the Company acquired Investments for which they did not have the ability to exert significant influence over operating and financial policies. These investments are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At September 30, 2015 the Company had cost method investments of $1.6 million.

15. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Computer and communications equipment	$276,857	$151,808
Software, including software development costs	221,885	103,872
Leasehold improvements and other fixed assets	159,442	105,389

	658,184	361,069
Less: accumulated depreciation and amortization	507,505	249,049

Fixed assets, net	$150,679	$112,020

Depreciation expense was $8.7 million and $7.0 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense was $24.2 million and $22.3 million for the nine months ended September 30, 2015 and 2014, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

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

For the three months ended September 30, 2015 and 2014, software development costs totaling $5.5 million and $2.5 million, respectively, were capitalized. For the nine months ended September 30, 2015 and 2014, software development costs totaling $12.5 million and $9.7 million, respectively, were capitalized. Amortization of software development costs totaled $5.8 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively. Amortization of software development costs totaled $17.0 million and $8.3 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $1.1 million and $0.4 million were recorded for the three months ended September 30, 2015 and 2014, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $18.8 million and $4.1 million were recorded for the nine months ended September 30, 2015 and 2014, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. In connection with the acquisition of GFI, the Company evaluated the combined portfolios of capitalized software projects and fixed assets and, as a result, identified certain redundancies and assets no longer in service which resulted in impairment charges. The impairment charges for the three and nine months ended September 30, 2015 and 2014 were related to the Financial Services segment. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

16. Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2015 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2014	$134,898	$257,672	$392,570
Acquisitions	436,083	124,182	560,265
Measurement period adjustments	(151)	4,962	4,811
Cumulative translation adjustment	(3,723)	—	(3,723)

Balance at September 30, 2015	$567,107	$386,816	$953,923

During the nine months ended September 30, 2015, the Company recognized additional goodwill of approximately $436.1 million and $124.2 million, which was allocated to the Company’s Financial Services segment and the Company’s Real Estate Services segment, respectively.

During the nine months ended September 30, 2015, the Company recognized measurement period adjustments of approximately ($0.2) million relating to Financial Services, and $5.0 million for Real Estate Services. The Company considers the adjustments insignificant to its unaudited condensed consolidated financial statements and accordingly the Company’s consolidated statements of financial position at December 31, 2014 were not retrospectively adjusted.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted average life):

	September 30, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,990	$6,794	$1,196	2.6
Acquired intangibles	248,757	35,047	213,710	15.1
Noncompete agreements	1,790	1,771	19	0.0
All other	2,130	920	1,210	3.5

Total definite life intangible assets	260,667	44,532	216,135	14.9
Indefinite life intangible assets:
Trade names	102,765	—	102,765	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	104,265	—	104,265	—

Total	$364,932	$44,532	$320,400	14.9

	December 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,554	$6,336	$1,218	2.3
Acquired intangibles	28,004	14,815	13,189	2.1
Noncompete agreements	1,790	1,436	354	0.8
All other	2,182	1,148	1,034	4.2

Total definite life intangible assets	39,530	23,735	15,795	2.2
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$51,715	$23,735	$27,980	2.2

Intangible amortization expense was $7.6 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively. Intangible amortization expense was $21.2 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

The estimated future amortization expense of definite life intangible assets as of September 30, 2015 is as follows (in millions):

2015	$7.1
2016	24.5
2017	21.0
2018	17.2
2019	15.9
2020 and thereafter	130.4

Total	$216.1

17. Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
8.75% Convertible Notes	$—	$150,000
4.50% Convertible Notes	156,117	152,527
8.125% Senior Notes	109,116	109,022
5.375% Senior Notes	295,855	295,151
8.375% Senior Notes	255,300	—
Collateralized borrowings	24,654	—
Loans pursuant to Credit Agreement	75,000	—

Total	$916,042	$706,700

The Company’s Convertible Notes and Senior Notes are recorded at amortized cost. As of September 30, 2015 and December 31, 2014, the carrying amounts and estimated fair values of the Company’s Convertible Notes and Senior Notes were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% Convertible Notes	$—	$—	$150,000	$220,213
4.50% Convertible Notes	156,117	166,000	152,527	170,800
8.125% Senior Notes	109,116	121,185	109,022	123,075
5.375% Senior Notes	295,855	312,375	295,151	295,500
8.375% Senior Notes	255,300	256,800	—	—

Total	$816,388	$856,360	$706,700	$809,588

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

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes are senior unsecured obligations and rank equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bear an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. On April 13, 2015, the Company’s 8.75% Convertible Notes, were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, and issued to Cantor Fitzgerald L.P. The Company did not record any interest expense related to the 8.75% Convertible Notes for the three months ended September 30, 2015. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.3 million for the three months ended September 30, 2014. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.8 million and $9.8 million for the nine months ended September 30, 2015 and 2014, respectively.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes due 2016. The 4.50% Convertible Notes are general senior unsecured obligations of the Company. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $3.0 million for both the three months ended September 30, 2015 and 2014. The Company recorded interest expense related to the 4.50% Convertible Notes of $9.0 million and $8.9 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. Upon conversion, the Company will pay or deliver cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. As of September 30, 2015, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.75 as of September 30, 2015, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of the Company’s Class A common stock on the Nasdaq on July 25, 2011), and had a cap price equal to approximately $13.43 per share as of September 30, 2015. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 14.9 million shares of BGC’s Class A common stock as of September 30, 2015, subject to adjustment in certain circumstances.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Principal amount of debt component	$160,000	$160,000	$—	$150,000
Unamortized discount	(3,883)	(7,473)	—	—
Carrying amount of debt component	156,117	152,527	—	150,000
Equity component	18,972	18,972	—	—
Effective interest rate	7.61%	7.61%	—	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016	4/15/2015	4/15/2015
Conversion price	$9.84	$9.84	$—	$6.25
Number of shares to be delivered upon conversion	16,260,160	16,260,160	—	23,990,604
Amount by which the notes’ if-converted value exceeds their principal amount	—	—	—	$69,514

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the three months ended		For the three months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Coupon interest	$1,800	$1,800	$—	$3,281
Amortization of discount	1,206	1,169	—	—

Total interest expense	$3,006	$2,969	$—	$3,281

	4.50% Convertible Notes		8.75% Convertible Notes
	For the nine months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Coupon interest	$5,400	$5,400	$3,828	$9,844
Amortization of discount	3,590	3,480	—	—

Total interest expense	$8,990	$8,880	$3,828	$9,844

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $2.3 million for both the three months ended September 30, 2015 and 2014, respectively. The Company recorded interest expense related to the 8.125% Senior Notes of $6.9 million for both the nine months ended September 30, 2015 and 2014, respectively.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $4.3 million and $12.8 million for the three and nine months ended September 30, 2015, respectively. There was no interest expense related to the 5.375% Senior Notes for the three or nine months ended September 30, 2014.

8.375% Senior Notes

As part of the GFI acquisition, the Company acquired $240.0 million in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due July 2018. The carrying value of these notes as of September 30, 2015 was $255.3 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to GFI’s credit rating, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million New Shares. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gives us the ability to control the timing and process with respect to a full merger. Also on July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes. These actions resulted in recent upgrades of GFI’s credit ratings which reduces the penalty interest to 25 basis points effective July 19, 2015. The Company recorded interest expense related to the 8.375% Senior Notes of $5.4 million and $13.7 million for the three and nine months ended September 30, 2015, respectively.

Collateralized Borrowings

Secured loan arrangements

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for the loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 11, 2019. The Company did not have any secured loan arrangements outstanding as of December 31, 2014. As of September 30, 2015, the Company had a $24.7 million secured loan arrangement outstanding which includes $0.2 million of deferred financing costs. The value of the fixed assets pledged as of September 30, 2015 was $13.6 million.

The Company recorded interest expense related to the secured loan arrangement of $0.3 million for the three months ended September 30, 2015. The Company did not have any secured loan arrangements outstanding as of September 30, 2014. The Company recorded interest expense related to the secured loan arrangement of $0.5 million for the nine months ended September 30, 2015.

Short Term Borrowings

As part of the GFI Acquisition, the Company acquired a credit agreement as amended, (the “Credit Agreement”) with Bank of America, N.A. and certain other lenders. The Credit Agreement provides for maximum revolving loans of up to $75.0 million through December 2015. The interest rate of the outstanding loan under the credit agreement was 3.72% as of September 30, 2015. As of September 30, 2015 there was $75.0 million of borrowings outstanding. For the three and nine months ended September 30, 2015, the Company recorded interest expense related to the Credit Agreement of $0.8 million and $1.9 million, respectively.

On September 25, 2015, the Company delivered notice to Bank of America N.A. of its intent to terminate and repay, on October 2, 2015 the entire $75.0 million outstanding under the Credit Agreement. The amounts due under the Credit Agreement were scheduled to mature on December 20, 2015 and are being repaid by the Company prior to the potential sale of its Trayport division. The amount outstanding was repaid on October 2, 2015.

On October 1, 2015 the Company entered into a previously authorized $150 million revolving credit facility (the “Facility”) with Cantor and agreed to borrow $100 million under such facility (the “Cantor Loan”). The Cantor Loan bears interest at the rate of LIBOR plus 3.25% and may be adjusted based on Cantor’s short-term borrowing rate then in effect plus 1%. The Facility has a maturity date of August 10, 2017.

18. Compensation

The Company’s Compensation Committee may grant various equity-based awards, including restricted stock units, restricted stock, stock options, limited partnership units and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units and FPUs. On June 2, 2015, at our Annual Meeting of Stockholders of the Company, the stockholders approved the Fifth amendment and restatement to the Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 300 million to 350 million the aggregate number of shares of Class A common stock of the Company that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. As of September 30, 2015, the limit on the aggregate number of shares authorized to be delivered allows for the grant of future awards relating to 184.0 million shares. Upon vesting of RSUs, issuance of restricted stock or exercise of employee stock options, the Company generally issues new shares of the Company’s Class A common stock.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2014	53,561,990
Granted	24,036,189
Redeemed/exchanged units	(8,338,855)
Forfeited units	(1,161,758)

Balance at September 30, 2015	68,097,566

During the three months ended September 30, 2015 and 2014, the Company granted exchangeability on 3.8 million and 6.6 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $34.4 million and $47.3 million, respectively. During the nine months ended September 30, 2015 and 2014, the Company granted exchangeability on 10.9 million and 12.9 million limited partnership units for which the Company incurred compensation expense, before associated income taxes, of $96.6 million and $96.5 million, respectively.

As of September 30, 2015 and December 31, 2014, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 4.4 million and 1.7 million, respectively.

As of September 30, 2015 and December 31, 2014, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was $119.0 million and $68.8 million, respectively. As of September 30, 2015 and December 31, 2014, the aggregate estimated fair value of these limited partnership units was $22.6 million and $11.8 million. The number of outstanding limited partnership units with a post-termination pay-out as of September 30, 2015 and December 31, 2014 was 15.8 million and 9.8 million, respectively, of which 9.5 million and 6.9 million were unvested.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of September 30, 2015 and December 31, 2014, the aggregate estimated fair value of these acquisition related limited partnership units was $23.6 million and $24.2 million respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to these limited partnership units that were not redeemed of $3.8 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively, The Company recognized compensation expense, before associated income taxes, related to these limited partnership units that were not redeemed of $11.1 million and $4.8 million for the nine months ended September 30, 2015 and 2014, respectively. These are included in Compensation and employee benefits in the Company’s unaudited condensed consolidated statements of operations.

The limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $16.3 million and $5.2 million for the three months ended September 30, 2015 and 2014, respectively. The allocation of income to limited partnership units and FPUs was $17.4 million and $9.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2014	2,140,932	$4.70	1.74
Granted	580,598	8.39
Delivered units	(929,534)	4.95
Forfeited units	(130,705)	5.45

Balance at September 30, 2015	1,661,291	$5.79	1.65

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

During the nine months ended September 30, 2015 and 2014, the Company granted 0.6 million and 0.9 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $4.9 million and $5.2 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the nine months ended September 30, 2015 and 2014, the Company withheld shares valued at $1.3 million and $0.8 million, respectively, to pay taxes due at the time of vesting.

As of September 30, 2015 and December 31, 2014, the aggregate estimated grant date fair value of outstanding RSUs was approximately $9.6 million and $10.1 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $1.1 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively. Compensation expense related to RSUs, before associated income taxes, was approximately $3.8 million and $4.2 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was approximately $11.4 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

Pursuant to the Global Partnership Restructuring Program in June 2013, the Company granted approximately 41 million restricted shares of the Company’s Class A common stock. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the three months ended September 30, 2015 approximately 44 thousand shares were forfeited in connection with this clause. The restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. During the nine months ended September 30, 2015 and 2014, the Company released the restrictions with respect to approximately 2.4 million and 7.3 million of such shares, respectively.

Deferred Cash Compensation

As part of the acquisition of GFI, the Company now maintains a Deferred Cash Award Program which was adopted by GFI on February 12, 2013, and provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. In addition, prior to the completion of the tender offer, GFI’s outstanding RSUs were converted into the right to receive an amount in cash equal to $6.10 per unit, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU. The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended September 30, 2015 was $6.3 million. The total compensation expense recognized in relation to the deferred cash compensation awards for the nine months ended September 30, 2015 was $17.6 million. Total unrecognized compensation cost related to deferred cash compensation prior to the consideration of forfeitures, was approximately $37.0 million and is expected to be recognized over a weighted-average period of 1.46 years.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	2,184,238	$9.66	2.3	$—
Granted	—	—
Exercised options	(84,000)	8.24
Forfeited options	(11,000)	9.57

Options exercisable at September 30, 2015	2,089,238	$9.72	1.7	$—

The Company did not grant any stock options during the three months ended September 30, 2015 and 2014. There were 84 thousand stock options exercised during the nine months ended September 30, 2015. There were no stock options exercised during the nine months ended September 30, 2014.

The Company did not record any compensation expense related to stock options for the three or nine months ended September 30, 2015 or 2014, as all of these options had vested in prior years. As of September 30, 2015, all of the compensation expense related to stock options was fully recognized.

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

On March 9, 2012, a purported derivative action was filed in the Supreme Court of the State of New York, County of New York captioned International Painters and Allied Trades Industry Pension Fund, etc. v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 650736-2012. The complaint was dismissed on September 23, 2013. The suit alleged that the terms of the April 1, 2010 8.75% Convertible Notes issued to Cantor were unfair to the Company, the Company’s Controlled Equity Offerings unfairly benefited Cantor at the Company’s expense and the August 2011 amendment to the change in control agreement of Mr. Lutnick was unfair to the Company. It sought to recover for the Company unquantified damages, disgorgement of payments received by defendants, a declaration that the 8.75% Convertible Notes are void and attorneys’ fees (the “New York Complaint”). On April 2, 2012, a purported derivative action was filed in the Court of Chancery of the State of Delaware captioned Samuel Pill v. Cantor Fitzgerald L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Civil Action No. 7382-CS, which suit made similar allegations to the New York Complaint, and seeks the same relief (the “Delaware Complaint”). On April 12, 2012, the Delaware Complaint was subsequently amended to delete any claim for relief in connection with the 8.75% Convertible Notes. On June 19, 2012, Plaintiff Samuel Pill voluntarily dismissed the Delaware action, without prejudice. On the same date, Plaintiff Pill refiled his complaint in the Supreme Court of the State of New York, County of New York, captioned Samuel Pill v. Cantor Fitzgerald, L.P., CF Group Management, Cantor Fitzgerald & Co., the Company and its directors, Index No. 652126-2012. The two actions filed in New York were consolidated. Defendants filed a motion to dismiss the consolidated action on August 10, 2012, the motion was fully briefed and argued, and the motion to dismiss was granted on September 23, 2013 without prejudice. Thereafter, Plaintiffs filed a motion to reargue on October 15, 2013. The Plaintiff’ motion to reargue was denied on March 12, 2014, and a final judgment dismissing the consolidated action with prejudice was entered on April 21, 2014. On April 24, 2014, Plaintiffs filed a notice of appeal and pre-argument statement. On January 23, 2015, the Plaintiffs-Appellants filed their opening brief on appeal. The Defendants-Respondents filed their opposition brief on March 25, 2015. Plaintiffs-Appellants filed their reply brief on April 3, 2015. On September 24, 2015, a panel of the Appellate Division, First Department, heard oral argument on the appeal. Subsequently, on October 13, 2015, the panel of the Appellate Division, First Department, issued a decision unanimously affirming the decision of the trial court dismissing the complaint in its entirety.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of September 30, 2015, the Company was contingently liable for $1.1 million under these letters of credit.

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

Indemnification

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the Directors and Officers of GFI. As of September 30, 2015, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for this indemnification, as the potential for being required to make payments under this indemnification is remote.

20. Income Taxes

The Company’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners (see Note 3—“Limited Partnership Interests in BGC Holdings” for discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. As of September 30, 2015, the Company had $338.2 million of undistributed foreign pre-tax earnings; it is our intention to permanently reinvest them in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2015, the Company had $8.0 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of December 31, 2014, there were no unrecognized tax benefits. The increase of uncertain tax benefits is due to acquired positions as a result of the GFI Acquisition. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of September 30, 2015, the Company had approximately $1.3 million of accrued interest related to uncertain tax positions. As of December 31, 2014, there were no accrued interest and penalties related to uncertain tax positions. The increase of accrued interest and penalties related to uncertain tax positions is due to acquired positions as a result of the GFI Acquisition.

21. Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2015, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of September 30, 2015, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2015, $507.2 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $232.6 million.

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

Three months ended September 30, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$113,319	$—	$—	$113,319
Credit	68,055	—	—	68,055
Foreign exchange	83,706	—	—	83,706
Energy and commodities	54,827	—	—	54,827
Equities and other asset classes	50,430	—	—	50,430
Leasing and other services	—	143,680	—	143,680
Real Estate capital markets	—	81,088	—	81,088
Real estate management services	—	48,867	—	48,867
Fees from related parties	—	—	6,609	6,609
Market data and software solutions	29,124	—	—	29,124
Other revenues	3,812	345	46	4,203

Total non-interest revenues	403,273	273,980	6,655	683,908
Interest income	83	—	1,304	1,387

Total revenues	403,356	273,980	7,959	685,295
Interest expense	—	—	16,944	16,944
Non-interest expenses	344,869	233,202	70,445	648,516

Total expenses	344,869	233,202	87,389	665,460
Other income (losses), net:
Gains on equity method investments	—	—	1,042	1,042
Other income (losses)	57,366	—	5,079	62,445

Total other income, (losses) net	57,366	—	6,121	63,487

Income (loss) from operations before income taxes	$115,853	$40,778	$(73,309)	$83,322

For the three months ended September 30, 2015, the Financial Services segment income from operations before income taxes includes a $57.4 million gain related to the Nasdaq Transaction consideration and the associated mark-to-market movements and/or hedging. For the three months ended September 30, 2015, the Real Estate Services segment income from operations before income taxes excludes $0.4 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended September 30, 2014 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$93,538	—	—	$93,538
Credit	53,545	—	—	53,545
Foreign exchange	56,233	—	—	56,233
Energy and commodities	13,795	—	—	13,795
Equities and other asset classes	29,634	—	—	29,634
Leasing and other services	—	107,471	—	107,471
Real Estate capital markets	—	28,577	—	28,577
Real estate management services	—	40,452	—	40,452
Fees from related parties	3	—	6,746	6,749
Market data and software solutions	2,369	—	—	2,369
Other revenues	1,072	—	1,139	2,211

Total non-interest revenues	250,189	176,500	7,885	434,574
Interest income	—	152	1,490	1,642

Total revenues	250,189	176,652	9,375	436,216
Interest expense	749	21	8,427	9,197
Non-interest expenses	205,421	159,898	75,015	440,334

Total expenses	206,170	159,919	83,442	449,531
Other income (losses), net:
Losses on equity method investments	—	—	(2,640)	(2,640)
Other income	45,892	—	—	45,892

Total other income (losses), net	45,892	—	(2,640)	43,252

Income (loss) from operations before income taxes	$89,911	16,733	(76,707)	$29,937

For the three months ended September 30, 2014, the Financial Services segment income from operations before income taxes includes a gain of $45.9 million related to the Nasdaq Transaction consideration and the associated mark-to-market movements and/or hedging. For the three months ended September 30, 2014, the Real Estate Services segment income from operations before income taxes excludes $1.5 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Nine months ended September 30, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$361,676	$—	$—	$361,676
Credit	209,424	—	—	209,424
Foreign exchange	239,051	—	—	239,051
Energy and commodities	139,046	—	—	139,046
Equities and other asset classes	140,646	—	—	140,646
Leasing and other services	—	377,464	—	377,464
Real estate capital markets	—	196,008	—	196,008
Real estate management services	—	135,997	—	135,997
Fees from related parties	108	—	19,202	19,310
Market data and software solutions	68,344	—	—	68,344
Other revenues	7,329	984	461	8,774

Total non-interest revenues	1,165,624	710,453	19,663	1,895,740
Interest income	806	613	4,834	6,253

Total revenues	1,166,430	711,066	24,497	1,901,993
Interest expense	657	12	50,616	51,285
Non-interest expenses	988,302	627,005	196,853	1,812,160

Total expenses	988,959	627,017	247,469	1,863,445
Other income (losses), net:
Gain on divestiture	—	—	679	679
Gains on equity method investments	—	—	2,678	2,678
Other income	58,202	—	36,774	94,976

Total other income, net	58,202	—	40,131	98,333

Income (loss) from operations before income taxes	$235,673	$84,049	$(182,841)	$136,881

For the nine months ended September 30, 2015, the Financial Services segment income from operations before income taxes includes a gain of $58.2 million related to the Nasdaq Transaction consideration and the associated mark-to-market movements and/or hedging. For the nine months ended September 30, 2015, the Real Estate Services segment income from operations before income taxes excludes $1.6 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Nine months ended September 30, 2014 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$311,887	$—	$—	$311,887
Credit	177,914	—	—	177,914
Foreign exchange	157,578	—	—	157,578
Energy and commodities	40,003	—	—	40,003
Equities and other asset classes	89,814	—	—	89,814
Leasing and other services	—	282,051	—	282,051
Real estate capital markets	—	71,068	—	71,068
Real estate management services	—	119,298	—	119,298
Fees from related parties	84	—	21,664	21,748
Market data and software solutions	6,899	—	—	6,899
Other revenues	12,501	—	1,807	14,308

Total non-interest revenues	796,680	472,417	23,471	1,292,568
Interest income	684	386	4,569	5,639

Total revenues	797,364	472,803	28,040	1,298,207
Interest expense	2,315	21	25,426	27,762
Non-interest expenses	653,550	436,910	163,020	1,253,480

Total expenses	655,865	436,931	188,446	1,281,242
Other income (losses), net:
Losses on equity method investments	—	—	(6,203)	(6,203)
Other income	45,336	—	—	45,336

Total other income, net	45,336	—	(6,203)	39,133

Income (loss) from operations before income taxes	$186,835	$35,872	$(166,609)	$56,098

For the nine months ended September 30, 2014, the Financial Services segment income (loss) from operations before income taxes includes a gain of $45.3 million related to the earn-out portion of the Nasdaq Transaction consideration and the associated mark-to-market movements and/or hedging. For the nine months ended September 30, 2014, the Real Estate Services segment income from operations before income taxes excludes $4.5 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Total assets by reportable segment (in thousands):

Total Assets[1]	Financial Services	Real Estate Services	Total
At September 30, 2015	$3,534,786	$583,060	$4,117,846

At December 31, 2014	$2,318,590	$432,537	$2,751,127

[1]	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three and nine months ended September 30, 2015 and 2014, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
United States	$403,355	$263,151	$1,088,440	$753,456
United Kingdom	166,817	97,579	480,591	303,480
Asia	58,234	37,649	165,541	118,651
France	22,583	17,164	66,107	65,043
Other Americas	14,421	10,856	41,150	25,998
Other Europe/MEA	19,885	9,817	60,164	31,579

Total revenues	$685,295	$436,216	$1,901,993	$1,298,207

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of September 30, 2015 and December 31, 2014, respectively, is as follows (in thousands):

	September 30, 2015	December 31, 2014
Long-lived assets:
United States	$1,315,220	$497,749
United Kingdom	253,728	121,735
Asia	27,868	29,459
France	7,763	5,979
Other Americas	16,034	19,188
Other Europe/MEA	5,946	2,549

Total long-lived assets	$1,626,559	$676,659

23. Subsequent Events

Third Quarter 2015 Dividend

On October 27, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share for the third quarter of 2015, payable on December 4, 2015 to Class A and Class B common stockholders of record as of November 20, 2015.

Eleventh Amendment to the Partnership Agreement

On November 4, 2015, partners of BGC Holdings approved the Eleventh Amendment to the Agreement of Limited Partnership of BGC Holdings (the “Eleventh Amendment”) effective as of October 1, 2015. In order to facilitate partner compensation and for other corporate purposes the Eleventh Amendment creates five new classes of non-distributing partnership units (“N Units”), which are Working Partner Units. These new N Units carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs.

The N Units are not entitled to participate in Partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of the Company’s Class A common stock. At a particular vesting date, the N Units are expected to be exchanged for the underlying unit type (i.e. an NREU will be exchanged for an REU) and will then participate in Partnership distributions, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations.

The Eleventh Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

Equity Method Investments

The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua (see Note 13 — Related Party Transactions); such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015 the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor.

Unit Redemptions and Share Repurchase Program

Our Board of Directors and Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On October 27, 2015, our Board of Directors and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $300 million. From time to time, the Company may actively continue to repurchase shares or redeem units.

Supplemental Indenture

On November 4, 2015, GFI, BGC and the Trustee entered into the First Supplemental Indenture supplementing the Indenture and incorporating BGC’s guarantee of the Notes (the “First Supplemental Indenture”).

Registration Statement on Form S-8

The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 2, 2015, at our Annual Meeting of Stockholders of the Company, the stockholders approved the Fifth amendment and restatement to the Equity Plan to increase from 300 million to 350 million the aggregate number of shares of Class A common stock of the Company that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. On October 2, 2015, the Company filed a Registration Statement on Form S-8 with respect to the additional 50 million shares. As of September 30, 2015, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 184.0 million shares.

Registration Statement on Form S-3

On October 9, 2015, the Company filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of the Company’s 8.125% Senior Notes, 5.375% Senior Notes and Convertible Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co., nor any other of the Company’s affiliates, has any obligation to make a market in our securities, and CF&Co. or any such other affiliate may discontinue market-making activities at any time without notice.

Purchase of Limited Partnership Interests

On November 4, 2015, in connection with the redemption by BGC Holdings of an aggregate of 588,356 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $2,114,885, Cantor purchased 554,196 exchangeable limited partnership units from BGC Holdings for an aggregate of $1,933,390 (after offset of a founding partner’s $46,289 debt due to Cantor) in a transaction exempt pursuant to Section 4(2) of the Securities Act. The redemption of the non-exchangeable founding partner units and issuance of an equal number of exchangeable limited partnership units did not change the fully diluted number of shares outstanding. In addition, pursuant to the Sixth Amendment to the BGC Holdings Limited Partnership Agreement, on November 4, 2015, Cantor purchased 1,221,285 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $4,639,352 in connection with the grant of exchangeability and exchange of 1,221,285 founding partner units. Such exchangeable limited partnership units are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of Class A common stock of the Company.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2015 and 2014. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report.

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

We remain confident in our future growth prospects as we continue to increase the scale and depth of our Financial Services and Real Estate Services platforms and continue to seek market driven opportunities to expand our business in numerous financial asset classes. This was exemplified by the successful completion of our tender offer for the majority of GFI’s outstanding common shares. Beginning on March 2, 2015, BGC began consolidating the results of GFI, which continues to operate as a controlled company and as a separately branded division of BGC. We also completed the purchase of remaining Apartment Realty Advisers (“ARA”) members, Computerized Facility Integration (“CFI”), and Excess Space during the first nine months of this year. By adding these leading companies to our platform, we have greatly broadened the scope and depth of services we can provide to our clients across our consolidated business. We have continued to make key hires around the world and integrate other recent acquisitions onto our global platform. We expect these additions to increase our revenues and earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitable hires.

Successful Completion of Tender Offer to Acquire GFI Group, Inc.

On February 26, 2015, we successfully completed our tender offer to acquire shares of common stock, par value $0.01 per share (the “Shares”), of GFI Group Inc. (“GFI”) for $6.10 per share in cash and accepted for purchase 54.3 million shares (the “Tendered Shares”) tendered to us pursuant to our offer (the “Offer”). The Tendered Shares, together with the 17.1 million shares already owned by us, represented approximately 56% of GFI’s outstanding shares at the time. We issued payment for the Tendered Shares on March 4, 2015 in the aggregate amount of $331.1 million. As part of the tender offer agreement with GFI, BGC Partners became entitled to designate six out of eight directors of the GFI Board of Directors. These designees were appointed to the GFI Board effective February 26, 2015. GFI, along with its Trayport and FENICS brands, is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves more than 2,500 institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes. As of March 2, 2015, GFI operates as a controlled company and as a division of BGC, reporting to Shaun Lynn, President of BGC, and its financial results are consolidated as part of BGC from that date forward. Additionally, BGC and GFI are expected to remain separately branded divisions for the foreseeable future.

Prior to the completion of the tender offer, GFI was a party to a series of agreements, including an Agreement and Plan of Merger (the “CME Merger Agreement”) and a Purchase Agreement (the “IDB Purchase Agreement”), each dated as of July 30, 2014, as amended, with CME Group Inc. (“CME”) and certain of its affiliates, whereby GFI had agreed to merge with and into a wholly owned subsidiary of CME (the “CME Merger”) and, immediately following such merger, a private consortium of current GFI management would acquire GFI’s wholesale brokerage and clearing businesses from CME (such transactions collectively, the “CME Transaction”). In addition, CME, Jersey Partners, Inc. (“JPI”), and certain other stockholders of GFI, who at the time collectively controlled approximately 38% of the outstanding shares of the GFI common stock, entered into an agreement, dated as of July 30, 2014 (the “Support Agreement”), that provided for such stockholders to vote for the CME Transaction and vote against any alternative transaction and that prevented such stockholders from transferring their shares, including by tendering into the tender offer. The CME Merger Agreement and the CME Transaction were terminated on January 30, 2015. The restrictions in the Support Agreement were expected to continue until on or about January 30, 2016.

On April 28, 2015, a subsidiary of BGC purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock (the “New Shares”) at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. Due to intercompany eliminations, the New Shares and the note will have no impact on the consolidated balance sheet of BGC. GFI expects that any funds received in payment of the principal of the note would be earmarked for repayment of GFI’s existing $240 million senior notes due July 2018 (the “GFI Notes”) or potentially be the basis of collateral with respect to the GFI Notes. Following the issuance of the New Shares, BGC owns approximately 67% of GFI’s outstanding common stock. During the third quarter of 2015, CME agreed to terminate the restriction prohibiting Messrs. Gooch and Heffron, JPI and certain other stockholders and affiliates of GFI from supporting the full merger of GFI and BGC (“the Back-End Mergers”). We still plan to complete a full merger of BGC and GFI by the end of January, 2016. Our integration of GFI is progressing well. We remain on target to reduce our Financial Services expense run rate by at least $50 million a year by the first quarter of 2016, and we continue to expect at least $40 million in further annualized cost savings by the first quarter of 2017, for a total of at least $90 million in annual savings.

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

We are near the end of the sales process for Trayport and anticipate completing the transaction before the end of 2015. Numerous serious potential buyers have participated in the process, and we expect the final purchase price to reflect Trayport’s growth, high margins, leading technology, and strategic importance in the global energy and commodities markets. Over time, we also expect to receive more than $700 million (based on the October 27, 2015 closing price) in additional stock from Nasdaq, Inc. (“Nasdaq,” formerly known as the NASDAQ OMX Group, Inc.) as described below. These expected Nasdaq shares are not reflected on our balance sheet. As these shares are paid, and we complete the sale of Trayport, we expect to have one of the strongest balance sheets in our industry. We expect our earnings to continue to grow as we increase the profitability of GFI, add revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units of BGC, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

Nasdaq Transaction

On June 28, 2013, we completed the sale (the “Nasdaq Transaction”) of certain assets to Nasdaq, which purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (the “Purchased Assets” or “eSpeed”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of Nasdaq is equal to or greater than $25 million. Through September 30, 2015, we have received 1,984,494 shares of Nasdaq common stock in accordance with the agreement and expect to receive 992,247 shares of Nasdaq common stock in the fourth quarter of 2015 in connection with the current year earn out. The contingent future issuances of Nasdaq common stock are also subject to acceleration upon the occurrence of certain events, including the acquisition by any person of 50% or more of Nasdaq’s stock (including by merger), Nasdaq ceasing to hold Purchased Assets representing 50% or more of the aggregate revenue attributable to the Purchased Assets as of the closing, and the sale of all or substantially all of Nasdaq’s assets, as well as to certain anti-dilution provisions.

As a result of the sale of eSpeed, we only sold our on-the-run; benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. We continue to offer voice brokerage for on-the-run U.S. Treasuries, as well as across various other products in rates, credit, FX, market data and software solutions. As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, our remaining e-businesses, excluding Trayport, continued to grow their revenues and generated $60.7 million and $165.2 million in revenues during the three and nine months ended September 30, 2015, respectively. These revenue figures include intra-company revenue from software and analytics usage of $12.6 million for the three months ended September 30, 2015 and $25.6 million for the nine months ended September 30, 2015. Our annualized fully electronic revenues are more than double those of eSpeed, which generated $48.6 million in revenues for the six months ended June 30, 2013 and was sold in the second quarter of 2013 for $1.2 billion.

For the purposes of this document and subsequent SEC filings, all of our fully electronic businesses are referred to as “FENICS” or “e-businesses.” These offerings include Financial Services segment fully electronic brokerage products, as well as offerings in market data and software solutions across both BGC and GFI. FENICS results do not include the results of Trayport, which are reported separately. Going forward we expect these businesses to become an even more valuable part of BGC as they continue to grow faster than, and be substantially larger than eSpeed ever was for us.

Financial Services:

The financial intermediary sector has been a competitive area that grew over the first half of the past decade due to several factors. One factor was the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing users to protect gains and/or guard against losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rates, equity ownership, changes in the value of foreign currency, credit defaults by corporate and sovereign debtors and changes in the prices of commodity products. For the period from 1998 through 2007, demand from financial institutions, financial services intermediaries and large corporations has increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

Another key factor in the growth of the financial intermediary sector the same timeframe was the increase in the number of new financial products. As market participants and their customers strive to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments have been developed. Most of these new securities and derivatives are not immediately ready for more liquid and standardized electronic markets, and generally increase the need for trading and require broker-assisted execution.

In recent years, our Financial Services businesses have faced more challenging market conditions. While our foreign exchange (“FX”), energy and commodities, and equities and other businesses operated in a generally improved macro environment in recent periods, our credit businesses have continued to face a challenging environment that has been part of a greater industry trend which has been attributed to a number of cyclical factors, including extreme monetary policies by several major central banks including the Federal Reserve, Bank of England, Bank of Japan, and more recently, the European Central Bank. These accommodative monetary policies have resulted in historically low levels of volatility and interest rates across most financial markets. The global credit markets have also faced structural issues such as the higher bank capital requirements under Basel III. Consequently, these factors have contributed to lower trading volumes in our rates and credit asset classes across most geographies in which we operate.

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

We believe that our relative competitive position is strong in this changing environment, and that we will gain market share. This is because the new rules not only require OTC market execution venues to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, but also because recent revisions to the execution methodology rules will allow elements of voice brokerage to flourish. We are a leader in both the breadth and scale of our hybrid and fully electronic trading capability, and we expect to outperform our competitors in such an environment.

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

Rates volumes in particular are influenced by market volatility, which has remained tempered compared to long-term historical averages due to continued quantitative easing undertaken by the various central banks. Quantitative easing entails the central banks buying government securities or other securities in the open market—particularly longer-dated instruments—in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge—thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its Quantitative Easing program in the fourth quarter of 2014, the U.S. Federal Reserve still had over $3.7 trillion worth of long-dated U.S. Treasury and Federal Agency securities as at September 16, 2015, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past few years and have indicated that they may continue to do so.

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

During the three months ended September 30, 2015, industry volumes were generally mixed year-on-year for the OTC and listed products we broker in rates, credit, FX, equities, energy and commodities. For example, volumes were generally up within equities, energy and commodities, FX futures, and European interest rate futures, while volumes were generally down within U.S. interest rate futures, spot FX, and credit. Below is an expanded discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including; global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. While the amount of global sovereign debt outstanding remains high by historical standards, the level of secondary trading and related hedging activity remains muted. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), the average daily volume of U.S. Treasuries amongst primary dealers was flat during the third quarter of 2015 as compared with a year earlier. Additionally, interest rate volumes were down by approximately 9% and 7% at ICE and CME, respectively, and up by 3% at Eurex. In comparison, our fully electronic rates revenues were up by approximately 40% from a year earlier, driven largely by the acquisition of GFI. Overall revenues from rates products were up by approximately 21% during the period to $113.3 million, primarily driven by the addition of GFI and R.P. Martin.

Our rates revenues are not totally dependent on market volumes and therefore do not always fluctuate consistently with industry metrics. This is largely because our voice, hybrid, and fully electronic desks in rates often have volume discounts built into their price structure, which results in our rates revenues being less volatile than the overall industry volumes.

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (“OECD”)—which includes almost all of the advanced and developed economies of the world—reported that general government debt as a percentage of GDP will be 71.9% for the entire OECD in 2016. This would represent a slight increase from 71.0% in 2014, but up considerably from the 38.7% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing will continue to negatively impact financial markets, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the continued accommodative monetary policy of many major central banks.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives side of this business are impacted by sovereign and corporate issuance. Global credit derivative market turnover has declined due recently enacted rules for the clearing of credit derivatives in the U.S. along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the quarter, primary dealer average daily volume for corporate bonds was down by 7% according to Bloomberg. As of September 25, 2015, total dealer gross notional credit derivatives outstanding as reported by SIFMA—a reflection of the inter-dealer derivatives market—was down by 23% from a year earlier. In comparison, our fully electronic credit revenues were up over 101%, driven largely by the addition of GFI, while overall credit revenues increased by over 27% to $68.1 million.

Foreign Exchange Volumes and Volatility

Global FX volumes were generally mixed during the third quarter of 2015, as spot FX at Thomson Reuters was down 6%, while FX futures at CME were up 7%. Our fully electronic FX revenues increased approximately 57%, while our overall FX revenues increased by approximately 49% to $83.7 million, primarily related to the acquisitions of GFI and R.P. Martin, as well as organic growth.

Energy and Commodities

Energy and commodities volumes were generally up during the third quarter 2015, driven by the increased volatility exhibited in global oil and other physical commodity prices. Combined energy and commodity futures volumes at CME were up 23% while energy futures were up 8% at ICE. BGC’s energy and commodities revenues were up over 297% to $54.8 million, largely driven by the acquisitions of GFI and HEAT Energy Group.

Equities and Other Asset Classes

Global equity volumes were generally up during the quarter on the back of increased volatility in equity prices. According to Credit Suisse Equity Research, the average daily volumes of U.S. and European shares traded were up 28% and 42% respectively. Additionally, equity derivatives were up 13% as compared to a year ago. In contrast, our overall revenues from equities and other asset classes increased by over 70% to $50.4 million, driven by the acquisition of GFI.

Hybrid and Fully Electronic Trading

Historically, technology-based product growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall company revenues remain consistent. This is largely because fewer employees are needed to process the same volume of trades as trading becomes more automated. Over time, electronification of exchange-traded and OTC markets has also generally led to volumes increasing faster than commissions decline, and thus often to an overall increase in revenues. We have been a pioneer in creating and encouraging hybrid and fully electronic trading, and we continually work with our customers to expand such trading across more asset classes and geographies.

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers that dominate the OTC markets had generally been hesitant in adopting electronically traded products. However, in recent years, hybrid and fully electronic inter-dealer OTC markets for products, including CDS indices, FX options, and most recently interest rate swaps, have been created as banks and dealers have become more open to electronically traded products and as firms like us have invested in the kinds of technology favored by our customers. Recently enacted and pending regulation in Asia, Europe and the U.S. regarding banking, capital markets, and OTC derivatives is likely to accelerate the adoption of fully electronic trading and we expect to benefit from the new rules regarding OTC derivatives once they are finalized globally. Our understanding is that the rules that have been promulgated or are being discussed will continue to allow for trading through a variety of means, including voice, and we believe the net impact of these rules and the new bank capital requirements will encourage the growth of fully electronic trading for a number of products we broker.

The combination of more market acceptance of hybrid and fully electronic trading and our competitive advantage in terms of technology and experience has contributed to our strong gains in electronically traded products. We continued to invest in hybrid and fully electronic technology broadly across our financial services product categories. We believe with FENICS we will create a financial technology powerhouse.

FENICS revenues, excluding Trayport and including revenues from intra-company software and analytics usage, increased by over 142% to $60.7 million for the quarter, as compared with $25.1 million for the quarter ended September 30, 2014. The intra-company revenue from software and analytics usage was $12.6 million in the current quarter versus none a year earlier. The increase in overall FENICS revenues for the quarter was due to the acquisition of GFI along with the double-digit organic growth from our fully electronic brokerage products, as well as higher market data revenues. We offer electronically traded products on a significant portion of our Financial Services segment’s many Financial Services desks. The revenues, profits, and growth of these products are more than double those of eSpeed, which we sold in the second quarter of 2013 for over $1.2 billion. The financial results and strong momentum of FENICS also compare favorably to other highly valuable electronic trading platforms that are either publicly-traded or that have recently been sold by other companies. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of FENICS to further improve this segment’s profitability.

Real Estate Services:

Our discussion of financial results for “Newmark Grubb Knight Frank,” “NGKF,” or “Real Estate Services” reflects only those businesses owned by us and does not include the results for Knight Frank or for the independently-owned offices that use some variation of the NGKF name in their branding or marketing.

Our Real Estate Services segment continued to show solid growth and generated approximately 40% of our revenues in the quarter-ended September 30, 2015. Real Estate brokerage revenues grew by over 65% year-over-year, which included growth in real estate capital markets of approximately 184% and in leasing and other services of approximately 34%. This growth was primarily driven by the additions of ARA, Cornish & Carey, and Excess Space along with strong double-digit percentage organic growth. While we benefited from positive industry trends, we believe that NGKF continued to gain market share. Our Real Estate management services and other revenues were up by 21%; and overall revenues improved by over 55%. Our acquisitions of Cornish & Carey and ARA are expected to continue to drive future growth of our Real Estate Services business, particularly in the higher margin capital markets brokerage space.

We expect the overall profitability of our Real Estate Services business to increase as we increase its size and scale. However, the pre-tax margins in the segment are also impacted by the mix of revenues generated by NGKF. For example, real estate capital markets, which includes sales, commercial mortgage broking, and other real estate-related financial services, generally has larger transactions that occur with less frequency and more seasonality when compared with leasing advisory. However, real estate capital markets tend to have significantly higher pre-tax margins than NGKF as a whole. Leasing advisory revenues are generally more predictable than revenues from real estate capital markets, while pre-tax earnings margins tend to be more similar to those of the segment as a whole. Property and facilities management, which together are called “real estate management services,” generally have the most predictable and steady revenues, but with pre-tax earnings margins below those for NGKF as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period of time, which provides us with stable and foreseeable sources of brokerage revenues.

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

Economic Growth in the U.S.

The U.S. economy is believed to have expanded by an annualized rate of 1.5 % during the third quarter of 2015 according to the U.S. Bureau of Economic Analysis’s advance estimate, as compared to an average annual increase of 2.4% for the twelve months ended 2014. Many economists believe that U.S. economic growth faces near-term headwinds with a strong U.S. Dollar and depressed energy prices. However, according to the most recent Bloomberg survey of economists, the consensus is for U.S. GDP to expand by 2.5% in 2015 and 2.6% in 2016. This moderate pace of growth should keep interest rates and inflation low by historical standards.

The Bureau of Labor Statistics preliminarily reported that employers added a monthly average of 167,000 net new payroll jobs during the third quarter, as compared to 237,000 in the prior year period. U.S. employers added 142,000 jobs in September of 2015, versus the trailing twelve month average of 229,000. Despite the return to pre-recession unemployment rates (5.1% as of September 2015), the number of long-term unemployed and the labor force participation rate (the latter of which is near a 38-year low) remain disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended the third quarter at 2.04%, down from the prior quarter-end, but up from its recent low of 1.68% on February 2, 2015. 10-year Treasury yields have remained well below their 40-year average of approximately 6.6%, in large part due to market expectations that the Federal Open Market Committee (“FOMC”) will only moderately raise the federal funds rate in the near-term.

The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of excess space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and low interest rates helped push vacancy rates down for the office, apartment, retail and industrial markets. Construction activity, though it is ramping up, remains low compared with prior expansion cycles and low relative to demand and absorption, which means that property leasing markets continue to tighten. The exception to this trend is apartments, where construction activity has caught up with, though not yet exceeded demand, keeping vacancies at historic lows. Asking rental rates posted moderate gains across all property types during the Third quarter 2015, propelled by demand for Class A assets in the top submarkets. The following trends drove the commercial real estate market for the third quarter of 2015:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate space across all major sectors:

•	Technology, professional and business services and healthcare continued to power demand for office space. Languishing oil prices continue to pose a challenge for Texas and other energy-dependent markets, but the major Texas metropolitan areas have diversified economies. Even in Houston, the most energy-dependent large Texas metropolitan area, the local economy has downshifted but not gone into reverse;

•	E-commerce and supply-chain optimization created tenant and owner-user demand for warehouses and distribution centers;

•	Apartment rents benefited from sustained job growth, and underlying demographic trends towards urban living amongst two key age groups: millennials and baby boomers; and

•	Continued corporate employment and earnings growth, combined with increased leisure travel generated demand for hotel room-nights.

Market Statistics

Following the financial crisis of 2007/2008, the U.S. commercial property market saw steep declines in price and activity in 2009. In 2010, the market began to recover, and the U.S commercial property market as a whole has since posted twenty-two consecutive quarters of gains in commercial property prices, as measured by the Commercial Property Price Index, reported by Real Capital Analytics (“RCA”). Additionally, U.S. commercial real estate sales volumes have increased year-on-year in twenty-three of the last twenty-three quarters, as reported by RCA. If the U.S. economy continues to expand at the moderate pace envisioned by many economists, we would expect this to fuel the continued expansion of demand for commercial real estate.

According to CoStar’s Value-Weighted U.S. Composite Index, average prices were up by almost 13% year-over-year for the twelve-months ended August 2015. During the quarter, the dollar volume of significant property sales rose by over 3% above the year ago period according to RCA. In comparison, our real estate capital markets revenue increased approximately 184% year-over-year, primarily due to growth resulting from the acquisitions of ARA and Cornish & Carey in addition to organic growth.

Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. According to Newmark Grubb Knight Frank Research, the combined average vacancy rate for office, industrial, and retail properties ended the third quarter of 2015 at 8.1%, down from 8.8% a year earlier, marking twenty-two consecutive quarters of improving average vacancy rates. Rents for all property types in the U.S. continued to improve modestly. According to NGKF Research leasing activity during the third quarter 2015 was roughly flat with the year ago period. In comparison, revenues from our leasing and other services business grew by approximately 34%.

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

As of September 30, 2015, our front-office headcount was up by 40% year-over-year to 3,845 brokers, salespeople and other front-office professionals. This increase was primarily due in part to the acquisition of GFI, Cornish & Carey, ARA, R.P. Martin, CFI and Excess Space. For the quarter ended September 30, 2015, average revenue generated per front-office employee increased by 5% from a year ago to approximately $159,000. The increase in overall company revenue per front-office employee was primarily driven by strong performance in our Real Estate Services business. BGC’s average revenue per front office employee has historically declined year-over-year for the periods following significant headcount increases, because the additional brokers and salespeople generally achieve significantly higher productivity levels in their second year with the Company. In addition, Cornish & Carey and ARA have traditionally had more pronounced seasonality as compared with the rest of the Company’s Real Estate Services business.

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

During 2014 in our Real Estate Services business we completed the acquisition of members of ARA, the nation’s largest privately held, multi-housing brokerage and the acquisition of Cornish & Carey, the leading commercial real estate services company in the Bay Area and Silicon Valley. ARA had approximately 100 brokers with offices nationwide and completed more than $3.3 billion in multi-family sales in the first nine months of 2014. Cornish had over 275 brokers and generated approximately $135 million in revenues in 2013. Accordingly, we have greatly broadened the scope and depth of services we can provide to our clients in Northern California and across the U.S.

On February 26, 2015, we announced the successful completion of our tender offer for the majority of GFI Group, Inc.’s outstanding common shares. GFI is a leading intermediary in the global OTC and Listed markets, offering an array of sophisticated trading technologies and products and generated over $880 million in revenues in 2014. The acquisition of GFI represents the largest acquisition in our history. GFI is a controlled company that operates as separately branded division of BGC. Additionally, BGC has nominated three-fourths of GFI’s board of directors. On April 29, 2015, we announced that a subsidiary of BGC purchased from GFI approximately 43.0 million New Shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. Due to intercompany elimination, the New Shares and the note will have no impact on the consolidated balance sheet of BGC. GFI expects that any funds received in payment of the principal of the note would be earmarked for repayment of GFI Notes or potentially be the basis of collateral with respect to the GFI Notes. Following the issuance of the New Shares, BGC owns approximately 67% of GFI’s outstanding common stock. We expect the consolidated company to be the world’s largest and most profitable wholesale financial brokerage company. A full merger between BGC and GFI is expected to be completed by the end of January 2016.

In addition, we have retained Cantor Fitzgerald & Co. to assist in the sale of Trayport. We are near the end of the sales process for Trayport, and anticipate completing the transaction before the end of 2015. Numerous serious potential buyers have participated in the process, and we expect the final purchase price to reflect Trayport’s growth, high margins, leading technology, and strategic importance in the global energy and commodities markets.

On May 20, 2015, we completed the acquisition of Computerized Facility Integration, LLC (“CFI”). CFI is a premier real estate strategic consulting and systems integration firm that manages over three billion square feet globally for Fortune 500 companies, owner-occupiers, government agencies, healthcare and higher education clients. CFI provides corporate real estate, facilities management, and enterprise asset management information consulting and technology solutions that yield hundreds of millions of dollars in cost-savings for its client base on an annual basis. The acquisition is expected to complement and drive future growth opportunities within NGKF’s Global Corporate Services business and within CFI’s extensive client base.

On July 1, 2015, we completed the acquisition of Excess Space. Excess Space is a premier consulting and advisory firm dedicated to real estate disposition and lease restructuring for retailers throughout the US and Canada It advises some of the nation’s leading supermarkets, department stores, banks, drug stores and restaurants since its establishment in 1992, Excess Space has generated an estimated $4 billion in cost savings for clients. We are confident that the acquisition of Excess Space will enhance our business, strengthen the services within our global Retail platform, and bring value to our clients.

FINANCIAL HIGHLIGHTS

For the three months ended September 30, 2015 we had income from operations before income taxes of $83.3 million compared to income from operations before income taxes of $29.9 million in the year earlier period. Our results include the results of GFI for the full quarter. Total revenues for the quarter ended September 30, 2015 increased approximately $249.1 million to $685.3 million primarily due to a $212.3 million increase in brokerage revenues. This significant improvement was driven by the addition of GFI, the ongoing success of NGKF, our Real Estate Services segment and the continued strong double digit growth of our high margin FENICS fully electronic businesses. Total expenses increased approximately $215.9 million to $665.5 million primarily due to a $164.6 million increase in total compensation and employee benefits. Also contributing to the increase was a $51.3 million increase in total non-compensation expenses. The absolute increase in quarterly expenses was primarily due to the impact of acquisitions. While the front-office operations of GFI and BGC will remain separately branded, we have already begun integrating the support functions, technology, and infrastructure of these two companies. We remain on target to reduce our expense run rate by at least $50 million a year by the first quarter of 2016, on items including network infrastructure, telephone lines, data centers, vendors, disaster recovery, and interest expense. We continue to expect at least $40.0 million in further annualized cost savings by the first quarter of 2017, for a total of at least $90 million in savings all excluding Trayport. This excludes the impact of any potential future acquisitions or net increase in headcount due to hires made going forward. We also expect to increase productivity per broker and to continue converting voice and hybrid broking to higher margin fully electronic trading, all of which should lead to increased revenues and profitability. By freeing up duplicative capital set aside for regulatory and clearing purposes in connection with the GFI integration, we will also be able to use our balance sheet more efficiently. We still plan to complete a full merger of BGC and GFI by the end of January, 2016.

Our Real Estate Services business (“NGKF”) once again had a very strong quarter, as the NGKF brokerage revenues increased by approximately 65%. This significant improvement included an approximately 184% increase in revenues from our higher margin real estate capital markets business and 34% growth from leasing and other services. Our impressive outperformance was driven in part by the additions of Cornish & Carey, ARA, Computerized Facility Integration, and Excess Space. In addition, our Real Estate Services business generated strong double-digit organic growth as we continued to add talented producers, win new business, and benefit from the strong commercial real estate market fundamentals. NGKF’s revenues have grown at a compounded annual rate of approximately 32 percent over the last two years ended September 30, 2015. Based on our October 2015 results and strong pipeline of business, we expect our growth to accelerate from this industry-leading pace for calendar year 2015. We expect NGKF to increase its full year revenues by at least 41% to $1 billion, compared with $709 million of GAAP revenues in 2014. This growth would easily outpace the analysts’ projections for the top-line growth of our publicly traded peers (these peers are; CBRE Group, Inc., Jones Lang LaSalle Incorporated, Colliers International Group Inc., Savills plc, Marcus & Millichap, Inc., and HFF, Inc.; and the estimates are derived from Bloomberg consensus estimates for total revenue growth for each of these companies in FY 2015 as of October 20, 2015).

We are near the end of the sales process for Trayport, and anticipate completing the transaction before the end of 2015. Numerous serious potential buyers have participated in the process, and we expect the final purchase price to reflect Trayport’s growth, high margins, leading technology, and strategic importance in the global energy and commodities markets.

We believe that BGC’s assets and businesses are independently worth significantly more than what is reflected in our current stock price. Based on recent equity market and M&A multiples, we think that the market is undervaluing both NGFK and FENICS. We also believe that the market has yet to properly value the more than $700 million in additional Nasdaq stock (based on the October 27, 2015 closing price), we anticipate receiving over time or our expected proceeds from the Trayport sale, neither of which are reflected on our balance sheet. Although no decisions have been made, we are considering a number of options designed to unlock substantial amounts of shareholder value. We also expect our earnings to continue to grow as we increase the profitability of GFI, add revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units of BGC, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$521,264	76.0%	$331,466	76.0%	$1,424,357	74.9%	$926,730	71.4%
Principal transactions	73,841	10.8	51,327	11.8	238,958	12.6	203,585	15.7

Total brokerage revenues	595,105	86.8	382,793	87.8	1,663,315	87.5	1,130,315	87.1
Real estate management services	48,867	7.1	40,452	9.3	135,997	7.2	119,298	9.2
Fees from related parties	6,609	1.0	6,749	1.5	19,310	1.0	21,748	1.7
Market data and software solutions	29,124	4.2	2,369	0.5	68,344	3.6	6,899	0.5
Interest income	1,387	0.2	1,642	0.4	6,253	0.3	5,639	0.4
Other revenues	4,203	0.7	2,211	0.5	8,774	0.4	14,308	1.1

Total revenues	685,295	100.0	436,216	100.0	1,901,993	100.0	1,298,207	100.0
Expenses:
Compensation and employee benefits	437,116	63.8	270,642	62.1	1,216,105	63.9	810,259	62.4
Allocation of net income and grant of exchangeability to limited partnership units and FPUs	50,667	7.4	52,516	12.0	113,921	6.0	106,241	8.2

Total compensation and employee benefits	487,783	71.2	323,158	74.1	1,330,026	69.9	916,500	70.6
Occupancy and equipment	51,300	7.5	35,575	8.2	157,373	8.3	112,197	8.6
Fees to related parties	4,876	0.7	2,681	0.6	13,564	0.7	6,621	0.5
Professional and consulting fees	14,017	2.0	10,565	2.4	51,400	2.7	31,810	2.5
Communications	31,503	4.6	20,087	4.6	88,550	4.7	61,857	4.8
Selling and promotion	23,370	3.4	16,730	3.8	70,609	3.7	53,010	4.1
Commissions and floor brokerage	8,865	1.3	4,806	1.1	25,616	1.4	14,587	1.1
Interest expense	16,944	2.5	9,197	2.1	51,285	2.7	27,762	2.1
Other expenses	26,802	3.9	26,732	6.1	75,022	3.9	56,898	4.4

Total expenses	665,460	97.1	449,531	103.0	1,863,445	98.0	1,281,242	98.7

Other income (losses), net:
Gain on divestiture and sale of investments	—	—	—	—	679	0.1	—	—
Gains (losses) on equity method investments	1,042	0.2	(2,640)	(0.6)	2,678	0.1	(6,203)	(0.5)
Other Income (loss)	62,445	9.1	45,892	10.5	94,976	5.0	45,336	3.5

Total other income (losses), net	63,487	9.3	43,252	9.9	98,333	5.2	39,133	3.0

Income from operations before income taxes	83,322	12.2	29,937	6.9	136,881	7.2	56,098	4.3
Provision for income taxes	28,737	4.2	18,808	4.3	41,055	2.2	23,152	1.8

Consolidated net income	54,585	8.0	11,129	2.6	95,826	5.0	32,946	2.5
Less: Net income attributable to noncontrolling interest in subsidiaries	16,214	2.4	3,918	0.9	34,053	1.8	10,126	0.8

Net income available to common stockholders	$38,371	5.6%	$7,211	1.7%	$61,773	3.2%	$22,820	1.7%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

Brokerage Revenues

Total brokerage revenues increased by $212.3 million, or 55.5%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Commission revenues increased by $189.8 million, or 57.3%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Principal transactions revenues increased by $22.5 million, or 43.9%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

The increase in brokerage revenues was primarily driven by the addition of GFI, the ongoing success of NGKF, our Real Estate Services segment and the continued strong double digit growth of our high margin FENICS fully electronic businesses.

The increase in rates revenues of $19.8 million was primarily due to the acquisition of GFI.

Our fully electronic credit revenues increased by $7.4 million as compared to the three months ended September 30, 2014, and our overall credit revenues increased by 27.1% to $68.1 million in the three months ended September 30, 2015. This increase was mainly due to our acquisition of GFI.

Our FX revenues were up by 48.9% to $83.7 million for the three months ended September 30, 2015. This increase was primarily driven by growth across our voice, hybrid, and fully electronic desks most notably in our e-brokered foreign exchange spot and derivative products. Our acquisitions of GFI and RP Martin also contributed to the increase.

Our brokerage revenues from energy and commodities increased $41.0 million, or 297.4%, to $54.8 million for the three months ended September 30, 2015. This increase was primarily driven by our acquisition of GFI and organic growth.

Our brokerage revenues from equities and other asset classes increased $20.8 million, or 70.2%, to $50.4 million for the three months ended September 30, 2015. This increase was primarily driven by our acquisition of GFI.

Total Real Estate brokerage revenues increased by $88.7 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily driven by the additions of Cornish & Carey, ARA, and Excess Space. In addition, our Real Estate Services business generated strong double-digit organic growth.

Leasing and other services revenues increased by $36.2 million, or 33.7%, to $143.7 million for the three months ended September 30, 2015 as compared to the prior year period. This increase was primarily driven by strong commercial real estate market fundamentals.

Real estate capital markets revenues increased by $52.5 million, or 183.8%, to $81.1 million for the three months ended September 30, 2015 as compared to the prior year period. This increase was primarily driven by the acquisition of ARA.

Real Estate Management Services

Real estate management services revenue increased $8.4 million for the three months ended September 30, 2015. This increase was primarily driven by our acquisition of CFI.

Fees from Related Parties

Fees from related parties decreased by $140 thousand, or 2.1%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Market Data and Software Solutions

Market data and software solutions revenues increased by $26.8 million, or 1,129.4%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was primarily driven by our acquisition of GFI.

Interest Income

Interest income decreased by $255 thousand, or 15.5%, to $1.4 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Other Revenues

Other revenues increased by $2.0 million to $4.2 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily driven by our acquisition of GFI.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $166.5 million, or 61.5%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The main driver of this increase was the increased level of brokerage revenues particularly related to the GFI acquisition and our Real Estate Services business.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

The Allocations of net income and grant of exchangeability to limited partnership units and FPUs decreased by $1.8 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This decrease was primarily driven by a decrease in charges related to grants of exchangeability to limited partnership units during the quarter as compared to the three months ended September 30, 2014. This decrease was partially offset by an increase in the allocations of net income due to the higher profit in the three months ended September 30, 2015 as compared to the prior year period.

Occupancy and Equipment

Occupancy and equipment expense increased $15.7 million to $51.3 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase was primarily driven by the acquisition of GFI in our Financial Services segment and the acquisitions of Cornish & Carey and ARA in our Real Estate Services segment.

Fees to Related Parties

Fees to related parties increased by $2.2 million, or 81.9%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $3.5 million, or 32.7%, to $14.0 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was primarily driven by the acquisition of GFI.

Communications

Communications expense increased by $11.4 million, or 56.8%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily driven by the acquisition of GFI. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $6.6 million, or 39.7%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was primarily due to the acquisition of GFI.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $4.1 million, or 84.5%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to the acquisition of GFI.

Interest Expense

Interest expense increased by $7.7 million, or 84.2%, to $16.9 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was primarily driven by the interest expense associated with our 5.375% Senior Notes issued in December 2014, and the 8.375% Senior Notes acquired in the GFI acquisition in February 2015, partially offset by the maturity of the 8.75% Convertible Senior Notes on April 15, 2015.

Other Expenses

Other expenses increased by $70 thousand, or 0.3%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Other Income (losses), net

Gains (losses) on Equity Method Investments

Gains on equity method investments increased by $3.7 million, to a gain of $1.0 million, for the three months ended September 30, 2015 as compared to a loss of $2.6 million for the three months ended September 30, 2014. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but do not control.

Other Income

Other income increased $16.6 million, or 36.1%, to $62.4 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily driven by the recognition of the Nasdaq transaction earn out and the related mark-to-market movements and/or hedging associated with the Nasdaq shares.

Provision for Income Taxes

Provision for income taxes increased $9.9 million to $28.7 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily driven by the increase in pretax earnings. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $12.3 million, to $16.2 million, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was due to the increase in allocation of net income to Cantor units in the three months ended September 30, 2015. Also contributing to this increase was the allocation of GFI income to noncontrolling interests.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

Brokerage Revenues

Total brokerage revenues increased by $533.0 million, or 47.2%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Commission revenues increased by $497.6 million, or 53.7%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Principal transactions revenues increased by $35.4 million, or 17.4%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

The increase in brokerage revenues was primarily driven by acquisitions across both of our operating segments as well as organic growth.

The increase in rates revenues of $49.8 million was primarily due to the acquisition of GFI.

Our fully electronic credit revenues increased by $22.5 million as compared to the nine months ended September 30, 2014, and our overall credit revenues increased by 17.7% to $209.4 million in the nine months ended September 30, 2015. This increase was mainly due to our acquisition of GFI.

Our FX revenues were up by 51.7% to $239.1 million for the nine months ended September 30, 2015. This increase was primarily driven by growth across on voice, hybrid, and fully electronic desks most notably in our e-brokered foreign exchange spot and derivative products. The GFI acquisition also contributed to this increase.

Our brokerage revenues from energy and commodities increased $99.0 million, or 247.6%, to $139.0 million for the nine months ended September 30, 2015. This increase was primarily driven by our acquisition of GFI.

Our brokerage revenues from equities and other asset classes increased $50.8 million, or 56.6%, to $140.6 million for the nine months ended September 30, 2015. This increase was primarily driven by the GFI acquisition.

Total Real Estate brokerage revenues increased by $220.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was primarily driven by growth in the leasing and consulting businesses increased operating efficiencies resulting from the successful integration of acquisitions and continued improvements in broker productivity.

Leasing and other services revenues increased by $95.4 million, or 33.8%, to $377.5 million for the nine months ended September 30, 2015 as compared to the prior year period. This increase was primarily driven by continued positive industry trends, including U.S. commercial sales volumes and financing activities.

Real estate capital markets revenues increased by $124.9 million, or 175.8%, to $196.0 million for the nine months ended September 30, 2015 as compared to the prior year period. This increase was primarily driven by the acquisition of ARA.

Real Estate Management Services

Real estate management services revenue increased $16.7 million for the nine months ended September 30, 2015. This increase was primarily due to our acquisition of CFI in May 2015.

Fees from Related Parties

Fees from related parties decreased by $2.4 million, or 11.2%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease was primarily due to lower intercompany charges (revenues) resulting from our expense reduction program.

Market Data and Software Solutions

Market data and software solutions revenues increased by $61.4 million, or 890.6%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily due to our acquisition of GFI.

Interest Income

Interest income increased by $614 thousand, or 10.9%, to $6.3 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Other Revenues

Other revenues decreased by $5.5 million to $8.8 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease was primarily due to a settlement related to litigation received during the nine months ended September 30, 2014.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $405.8 million, or 50.1%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The main driver of this increase was the increased level of brokerage revenues particularly related to the GFI acquisition and our Real Estate Services business.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

The Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $7.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was primarily driven by an increase in charges related to grants of exchangeability to limited partnership units during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Occupancy and Equipment

Occupancy and equipment expense increased $45.2 million to $157.4 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This increase was primarily driven by our acquisition of GFI in our Financial Services segment and our acquisitions of Cornish & Carey and ARA in our Real Estate Services segment.

Fees to Related Parties

Fees to related parties increased by $6.9 million, or 104.9%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $19.6 million, or 61.6%, to $51.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily driven by costs associated with the acquisition of GFI during the nine months ended September 30, 2015.

Communications

Communications expense increased by $26.7 million, or 43.2%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was primarily driven by the acquisition of GFI. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $17.6 million, or 33.2%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily due to the acquisition of GFI.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $11.0 million, or 75.6%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to the acquisition of GFI.

Interest Expense

Interest expense increased by $23.5 million, or 84.7%, to $51.3 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily driven by the interest expense associated with our 5.375% Senior Notes issued in December 2014, and the 8.375% Senior Notes acquired in February 2015, partially offset by the maturity and conversion of the 8.75% Convertible Senior Notes on April 15, 2015.

Other Expenses

Other expenses increased by $18.1 million, or 31.9%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was primarily driven by the acquisition of GFI and the impact of our Real Estate acquisitions.

Other Income (losses), net

Gain on Divestiture

The gain on divestiture of $679 thousand was primarily related to our sale of KBL which was completed in May 2015.

Gains (losses) on Equity Method Investments

Gains on equity method investments increased by $8.9 million, to a gain of $2.7 million, for the nine months ended September 30, 2015. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but do not control.

Other Income

Other income increased $49.6 million, from a gain of $45.3 million to a gain of $95.0 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was primarily driven by the recognition of the cumulative realized gain of $29.0 million on the 17.1 million shares of GFI common stock owned by us prior to the tender offer. This gain was previously included as part of Other comprehensive income (loss) on our marketable securities which provided a part of the consideration for the acquisition of GFI. In addition, this increase was partially due to the recognition of the new tranche of Nasdaq earn-out shares and the mark-to-market movements and/or hedging associated with the Nasdaq shares.

Provision for Income Taxes

Provision for income taxes increased $17.9 million to $41.1 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was primarily driven by the higher income before taxes in the nine months ended September 30, 2015 as compared to the year earlier period. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries increased by $23.9 million, to $34.1 million, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was due to the increase in allocation of net income to Cantor units in the nine months ended September 30, 2015. Also contributing to this increase was the allocation of GFI income to noncontrolling interests.

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

Three months ended September 30, 2015 (in thousands):

	Financial Services [1]	Real Estate Services [1]	Corporate Items	Total
Total revenues	$403,356	$273,980	$7,959	$685,295
Total expenses	344,869	233,202	87,389	665,460
Total other income (losses), net	57,366	—	6,121	63,487

Income (loss) from operations before income taxes	$115,853	$40,778	$(73,309)	$83,322

[1]	For the three months ended September 30, 2015, the Financial Services segment income from operations before income taxes includes $57.4 million related to the earn-out portion of the Nasdaq Transaction consideration and the associated mark-to-market movements and/or hedging. For the three months ended September 30, 2015, the Real Estate Services segment income from operations before income taxes excludes $0.4 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting

Three months ended September 30, 2014 (in thousands):

	Financial Services [1]	Real Estate Services [1]	Corporate Items	Total
Total revenues	$250,189	$176,652	$9,375	$436,216
Total expenses	206,170	159,919	83,442	449,531
Total other income (losses), net	45,892	—	(2,640)	43,252

Income (loss) from operations before income taxes	$89,911	$16,733	$(76,707)	$29,937

[1]	For the three months ended September 30, 2014, the Financial Services segment income (loss) from operations before income taxes includes $45.9 million related to the earn-out portion of the Nasdaq Transaction consideration and the associated mark-to-market movements and/or hedging. For the three months ended September 30, 2014, the Real Estate Services segment income (loss) from operations before income taxes excludes $1.5 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting

Segment Results for the Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

•	Revenues for Financial Services increased approximately $153.2 million, or 61.2%, to $403.4 million for three months ended September 30, 2015 from $250.2 million for the three months ended September 30, 2014. The increase in revenues for our Financial Services segment was primarily due to an increase in brokerage revenues in Energy and commodities, Foreign exchange, Rates and Credit, as well as an increase in Equities and Other Asset Classes, and an increase in market data and software solutions primarily driven by the acquisitions of GFI and R.P. Martin, as well as by organic growth from our desks in foreign exchange, energy, and commodities.

•	Revenues for Real Estate Services increased approximately $97.3 million, or 55.1%, to $274.0 million for the three months ended September 30, 2015 from $176.7 million for the three months ended September 30, 2014. The increase in revenues for our Real Estate Services segment was primarily due to the acquisitions of Cornish & Carey and ARA, and an increase in broker productivity along with favorable industry trends in sales and leasing for the U.S. commercial real estate market.

Expenses

•	Total expenses for Financial Services increased approximately $138.7 million, or 67.3%, to $344.9 million for the three months ended September 30, 2015 from $206.2 million for the three months ended September 30, 2014. The increase in expenses for our Financial Services Segment was primarily due to the acquisition of GFI and RP Martin.

•	Total expenses for Real Estate Services increased approximately $73.3 million, or 45.8%, to $233.2 million for the three months ended September 30, 2015 from $159.9 million for the three months ended September 30, 2014. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated acquisitions.

Other income (losses), net

•	Other income (losses), net, for Financial Services increased approximately $11.5 million to a gain of $57.4 million for the three months ended September 30, 2015 from a gain of $45.9 million for the three months ended September 30, 2014. The increase in other income (losses), net, for our Financial Services segment was primarily due to the earn-out portion and the related mark-to-market movements and/or hedging of the Nasdaq Transaction consideration.

•	Other income (losses), net, for the Corporate Items category increased approximately $8.8 million to a gain of $6.1 million for the three months ended September 30, 2015 from a loss of $2.6 million for the three months ended September 30, 2014.

Income from operations before income taxes

•	Income from operations before income taxes for Financial Services increased approximately $25.9 million, or 28.9%, to $115.9 million for the three months ended September 30, 2015 from $89.9 million for the three months ended September 30, 2014. The increase in income from operations before income taxes for our Financial Services segment was primarily due to our acquisition of GFI.

•	Income from operations before income taxes for Real Estate Services increased $24.0 million, or 143.7%, to $40.8 million for the three months ended September 30, 2015 from $16.7 million for the three months ended September 30, 2014. The increase in income from operations before income taxes for our Real Estate Services segment was due to our acquisitions of Cornish & Carey, ARA, CFI and Excess Space.

Nine months ended September 30, 2015 (in thousands):

	Financial Services [1]	Real Estate Services [1]	Corporate Items	Total
Total revenues	$1,166,430	$711,066	$24,497	$1,901,993
Total expenses	988,959	627,017	247,469	1,863,445
Total other income (losses), net	58,202	—	40,131	98,333

Income (loss) from operations before income taxes	$235,673	$84,049	$(182,841)	$136,881

[1]	For the nine months ended September 30, 2015, the Financial Services segment income from operations before income taxes includes a gain of $58.2 million related to the earn-out portion of the Nasdaq Transaction consideration and the associated mark-to-market movements and/or hedging. For the nine months ended September 30, 2015, the Real Estate Services segment income from operations before income taxes excludes $1.6 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting

Nine months ended September 30, 2014 (in thousands):

	Financial Services [1]	Real Estate Services [1]	Corporate Items	Total
Total revenues	$797,364	$472,803	$28,040	$1,298,207
Total expenses	655,865	436,931	188,446	1,281,242
Total other income (losses), net	45,336	—	(6,203)	39,133

Income (loss) from operations before income taxes	$186,835	$35,872	$(166,609)	$56,098

[1]	For the nine months ended September 30, 2014, the Financial Services segment income (loss) from operations before income taxes includes $45.3 million related to the earn-out portion of the Nasdaq Transaction consideration and the associated mark-to-market movements and/or hedging. For the nine months ended September 30, 2014, the Real Estate Services segment income (loss) from operations before income taxes excludes $4.5 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Segment Results for the Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

•	Revenues for Financial Services increased approximately $369.1 million, or 46.3%, to $1,166.4 million for nine months ended September 30, 2015 from $797.4 million for the nine months ended September 30, 2014. The increase in revenues for our Financial Services segment was primarily due to an increase in brokerage revenues in Energy and commodities, Foreign exchange, Rates and Credit (primarily due to the acquisition of GFI), as well as an increase in Equities and Other Asset Classes, and an increase in Market data and software solutions.

•	Revenues for Real Estate Services increased approximately $238.3 million, or 50.4%, to $711.1 million for the nine months ended September 30, 2015 from $472.8 million for the nine months ended September 30, 2014. The increase in revenues for our Real Estate Services segment was primarily due to the acquisitions of Cornish & Carey and ARA, and an increase in broker productivity along with favorable industry trends in sales and leasing for the U.S. commercial real estate market.

Expenses

•	Total expenses for Financial Services increased approximately $333.1 million, or 50.8%, to $989.0 million for the nine months ended September 30, 2015 from $655.9 million for the nine months ended September 30, 2014. The increase in expenses for our Financial Services Segment was primarily due to the acquisition of GFI.

•	Total expenses for Real Estate Services increased approximately $190.1 million, or 43.5%, to $627.0 million for the nine months ended September 30, 2015 from $436.9 million for the nine months ended September 30, 2014. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher revenues.

Other income (losses), net

•	Other income (losses), net, for Financial Services increased approximately $12.9 million to a gain of $58.2 million for the nine months ended September 30, 2015 from a gain of $45.3 million for the nine months ended September 30, 2014. The increase in other income (losses), net, for our Financial Services segment was primarily due to the earn-out portion and the related mark-to-market movements and/or hedging of the Nasdaq Transaction consideration.

•	Other income (losses), net, for the Corporate Items category increased approximately $46.3 million to a gain of $40.1 million for the nine months ended September 30, 2015 from a loss of $6.2 million for the nine months ended September 30, 2014. The increase was primarily due to the recognition of the cumulative realized gain of $29.0 million on the 17.1 million shares of GFI common stock owned by us prior to the tender offer. This gain was previously included as part of Other comprehensive income (loss).

Income from operations before income taxes

•	Income from operations before income taxes for Financial Services increased approximately $48.8 million, or 26.1%, to $235.7 million for the nine months ended September 30, 2015 from $186.8 million for the nine months ended September 30, 2014. The increase in income from operations before income taxes for our Financial Services segment was primarily due to our acquisition of GFI, and the associated mark-to-market movements and/or hedging related to the earn-out portion of the Nasdaq Transaction.

•	Income from operations before income taxes for Real Estate Services increased $48.2 million, or 134.3%, to $84.0 million for the nine months ended September 30, 2015 from $35.9 million for the nine months ended September 30, 2014. The increase in income from operations before income taxes for our Real Estate Services segment was due to our acquisitions of Cornish & Carey and ARA.

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

	September 30, 2015 [1,2]	June 30, 2015 [1]	March 31, 2015 [1,3]	December 31, 2014 [1]	September 30, 2014 [1,2]	June 30, 2014 [1]	March 31, 2014 [1]	December 31, 2013 [1]
Revenues:
Commissions	$521,264	$487,810	$415,283	$381,182	$331,466	$291,666	$303,598	$295,415
Principal transactions	73,841	95,349	69,768	50,366	51,327	72,751	79,507	68,777
Real estate management services	48,867	46,528	40,602	43,929	40,452	39,020	39,826	43,745
Fees from related parties	6,609	6,095	6,606	6,631	6,749	7,967	7,032	7,667
Market data and software solutions	29,124	27,693	11,527	2,578	2,369	2,195	2,335	1,852
Interest income	1,387	3,161	1,705	1,673	1,642	1,925	2,072	2,071
Other revenues	4,203	2,495	2,076	2,924	2,211	1,678	10,419	1,764

Total revenues	685,295	669,131	547,567	489,283	436,216	417,202	444,789	421,291
Expenses:
Compensation and employee benefits	437,116	432,176	346,813	310,816	270,642	264,318	275,299	269,444
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	50,667	26,200	37,054	30,392	52,516	22,402	31,323	32,125

Total compensation and employee benefits	487,783	458,376	383,867	341,208	323,158	286,720	306,622	301,569
Occupancy and equipment	51,300	63,108	42,965	35,238	35,575	35,701	40,921	39,633
Fees to related parties	4,876	4,121	4,567	5,516	2,681	2,133	1,807	2,292
Professional and consulting fees	14,017	14,331	23,052	20,013	10,565	10,156	11,089	13,304
Communications	31,503	32,110	24,937	20,636	20,087	21,312	20,458	22,475
Selling and promotion	23,370	26,763	20,476	18,727	16,730	18,255	18,025	17,614
Commissions and floor brokerage	8,865	10,473	6,278	4,762	4,806	5,575	4,206	5,287
Interest expense	16,944	18,439	15,902	10,183	9,197	9,230	9,335	9,479
Other expenses	26,802	27,179	21,041	93,959	26,732	13,584	16,582	13,642

Total expenses	665,460	654,900	543,085	550,242	449,531	402,666	429,045	425,295
Other Income (losses), net:
Gain (loss) on divestiture and sale of investments	—	894	(215)	—	—	—	—	—
Gains (losses) on equity method investments	1,042	833	803	(2,418)	(2,640)	(1,288)	(2,275)	(2,291)
Other Income (losses)	62,445	1,331	31,200	4,091	45,892	1,667	(2,223)	7,605

Total other income (losses), net	63,487	3,058	31,788	1,673	43,252	379	(4,498)	5,314

Income (loss) from operations before income taxes	83,322	17,289	36,270	(59,286)	29,937	14,915	11,246	1,310
Provision (benefit) for income taxes	28,737	2,272	10,046	(22,501)	18,808	3,600	744	(315)

Consolidated net income (loss)	54,585	15,017	26,224	(36,785)	11,129	11,315	10,502	1,625
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	16,214	5,670	12,169	(18,100)	3,918	3,714	2,494	(2,509)

Net income (loss) available to common stockholders	$38,371	$9,347	$14,055	$(18,685)	$7,211	$7,601	$8,008	$4,134

[1]	All periods reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to Nasdaq on June 28, 2013.
[2]	Amounts include the gains related to the earn-out associated with the Nasdaq transaction recorded in Other Income (losses).
[3]	Amounts include the recognition of the cumulative realized gain of $29.0 million on the 17.1 million shares of GFI commons stock owned by us prior to the tender offer.

Note: Certain prior period amounts have been reclassified to conform with the current presentation.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	September 30, 2015 [1]	June 30, 2015[1]	March 31, 2015[1]	December 31, 2014 [1]	September 30, 2014 [1]	June 30, 2014 [1]	March 31, 2014 [1]	December 31, 2013 [1]
Brokerage revenue by product):
Rates	$113,319	$126,346	$122,011	$89,715	$93,538	$104,677	$113,672	$99,339
Credit	68,055	74,194	67,175	47,940	53,545	58,923	65,446	53,651
Foreign Exchange	83,706	82,404	72,941	57,591	56,233	49,279	52,066	44,687
Energy & Commodities	54,827	54,815	29,404	15,785	13,795	13,154	13,054	8,615
Equities and Other Asset Classes	50,430	54,001	36,215	30,690	29,634	30,483	29,697	26,589
Leasing and other services	143,680	130,221	103,563	135,725	107,471	87,035	87,545	105,851
Real estate capital markets	81,088	61,178	53,742	54,102	28,577	20,866	21,625	25,460

Total brokerage revenues	$595,105	$583,159	$485,051	$431,548	$382,793	$364,417	$383,105	$364,192

Brokerage revenue by product (percentage):
Rates	19.0%	21.7%	25.2%	20.8%	24.4%	28.7%	29.7%	27.3%
Credit	11.4	12.7	13.8	11.1	14.0	16.2	17.1	14.7
Foreign Exchange	14.1	14.1	15.0	13.3	14.7	13.5	13.6	12.3
Energy and commodities	9.2	9.4	6.1	3.7	3.6	3.6	3.4	2.4
Equities and Other Asset Classes	8.5	9.3	7.5	7.1	7.7	8.4	7.7	7.2
Leasing and other services	24.2	22.3	21.3	31.5	28.1	23.9	22.9	29.1
Real estate capital markets	13.6	10.5	11.1	12.5	7.5	5.7	5.6	7.0

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by voice/hybrid and fully electronic:
Voice/hybrid	$557,198	$542,343	$449,682	$406,240	$360,110	$344,053	$361,939	$347,889
Fully electronic	37,907	40,816	35,369	25,308	22,683	20,364	21,166	16,303

Total brokerage revenues	$595,105	$583,159	$485,051	$431,548	$382,793	$364,417	$383,105	$364,192

Brokerage revenue by voice/hybrid and fully electronic (percentage):
Voice/hybrid	93.6%	93.0%	92.7%	94.1%	94.1%	94.4%	94.5%	95.5%
Fully electronic	6.4	7.0	7.3	5.9	5.9	5.6	5.5	4.5

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

[1]	All periods reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to Nasdaq on June 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at September 30, 2015 were $4.1 billion, an increase of 49.7% as compared to December 31, 2014. The increase in total assets was driven primarily by increases in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, goodwill and intangible assets. These increases were primarily related to the acquisitions of GFI, ARA, CFI and Excess Space. We maintain a significant portion of our assets in cash, with our liquidity (which we define as cash and cash equivalents, marketable securities and securities owned) at September 30, 2015 of $513.9 million. See “Liquidity Analysis” below for a further discussion of our liquidity.

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

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short term investments, some of which may be with Cantor. As of September 30, 2015, we had no reverse repurchase agreements outstanding with Cantor.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2015, we had no investments in the program.

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

On June 28, 2013, upon completion of the sale of eSpeed (see “Nasdaq Transaction” herein), we received cash consideration of $750 million, subject to adjustment for certain pre-paid amounts and accrued costs and expenses, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing.

On February 26, 2015, we successfully completed our tender offer to acquire the Shares of GFI, for $6.10 per share in cash and accepted for purchase the approximately 54.3 million Tendered Shares. The Tendered Shares together with the 17.1 million shares already owned by us, represented approximately 56.3% of GFI’s outstanding shares. We paid for the Tendered Shares on March 4, 2015 in the aggregate amount of $331.1 million. On April 29, 2015, the Company announced that a subsidiary of BGC purchased from GFI approximately 43.0 million New Shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. Due to intercompany elimination, the New Shares and the note will have no impact on the consolidated balance sheet of BGC. Following the issuance of the New Shares, BGC owns approximately 67% of GFI’s outstanding common stock.

As of September 30, 2015, our liquidity, which we define as cash and cash equivalents, marketable securities and securities owned, was approximately $513.9 million. We are continuing the process that we expect to result in the sale of Trayport. We have spoken to several parties who are interested in acquiring this business at a valuation that reflects its high margins, growth rate, leading technology, and strategic importance in the global energy and commodities markets. We are still on track to complete a transaction before the end of 2015. Following this expected transaction, we still plan to complete a full merger of BGC and GFI by the end of January 2016. In addition we expect to receive more than $700 million in additional Nasdaq stock (stock value based on the October 27, 2015 closing price), which is not reflected on our balance sheet. We expect to have a dramatically stronger balance sheet and continued solid cash flow generation as these shares are paid to us, and as we complete the sale of Trayport. We expect our financial condition to further improve as we increase the profitability of GFI, continue to grow revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. We therefore anticipate having substantial resources with which to pay dividends, repurchase shares and/or units of BGC, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

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

The 4.50% Convertible Notes are our general senior unsecured obligations. The 4.50% Convertible Notes pay interest semi-annually at a rate of 4.50% per annum and were priced at par. As of September 30, 2015, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination thereof at our election. As of September 30, 2015, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of our Class A common stock. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $156.1 million as of September 30, 2015.

In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which are expected to reduce the potential dilution of our Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.75 as of September 30, 2015, subject to adjustment in certain circumstances). The capped call transactions had an initial cap price equal to $12.30 per share (50% above the last reported sale price of our Class A common stock on the Nasdaq on July 25, 2011), and had a cap price equal to approximately $13.43 per share as of September 30, 2015.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $4.3 million and $12.8 million for the three and nine months ended September 30, 2015, respectively. There was no interest expense related to the 5.375% Senior Notes for the three and nine months ended September 30, 2014.

8.375% Senior Notes

As part of the GFI acquisition, the Company acquired $240.0 million in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due July 2018. The fair value of these notes as of September 30, 2015 was $256.8 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to GFI’s credit rating, the 8.375% Senior Notes were previously subjected to 200 basis points penalty interest. On April 28, 2015 a subsidiary of the Company purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gives us the ability to control the timing and process with respect to a full merger. Also on July 10, 2015 we guaranteed the obligations of GFI under these 8.375% Senior Notes. These actions resulted in upgrades of GFI’s credit ratings which reduced the penalty interest to 25 basis points effective July 19, 2015. On November 4, 2015, GFI, BGC and the Trustee entered into the First Supplemental Indenture supplementing the Indenture and incorporating BGC’s guarantee of the Notes (the “First Supplemental Indenture”). A copy of the First Supplemental Indenture is attached as Exhibit 4.4 to this Quarterly Report on Form 10-Q and is incorporated by reference herein. The Company recorded interest expense related to the 8.375% Senior Notes of $5.4 million and $13.7 million for the three and nine months ended September 30, 2015, respectively.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 11, 2019. The Company did not have any secured loan arrangements outstanding as of December 31, 2014. As of September 30, 2015 the Company had $24.7 million in a secured loan arrangement outstanding which includes $0.2 million of deferred financing costs. The value of the fixed assets pledged as of September 30, 2015 was $13.6 million.

The Company recorded interest expense related to the secured loan arrangement of $0.3 million and $0.5 million for the three and nine months ended September 30, 2015, respectively. There was no interest expense related to secured loan arrangements for the three and nine months ended September 30, 2014.

Credit Agreement

As part of the GFI Acquisition the Company acquired a credit agreement as amended, (the “Credit Agreement”) with Bank of America, N.A. and certain other lenders. The Credit Agreement provides for maximum revolving loans of up to $75.0 million through December 2015. The interest rate of the outstanding loan under the credit agreement was 3.72% as of September 30, 2015. As of September 30, 2015 there was $75.0 million of borrowings outstanding. For the three and nine months ended September 30, 2015, the Company recorded interest expense related to the credit agreement of $0.8 million and $1.9 million, respectively.

On September 25, 2015, GFI delivered notice to Bank of America N.A. of its intent to terminate and repay, on October 2, 2015 the entire $75.0 million outstanding under the Credit Agreement. The amounts due were scheduled to mature on December 20, 2015 and were repaid by GFI prior to the completion of the sale of its Trayport division. The amounts due under the Credit Agreement were scheduled to mature on December 20, 2015 and are being repaid by the Company prior to the completion of the sale of its Trayport division. The amount outstanding was repaid on October 2, 2015.

On October 1, 2015 we entered into a previously authorized $150 million revolving credit facility (the “Facility”) with Cantor and agreed to borrow $100 million under such facility (the “Cantor Loan”). The Cantor Loan bears interest at the rate of LIBOR plus 3.25% and may be adjusted based on Cantor’s short-term borrowing rate then in effect plus 1%. The Facility has a maturity date of August 10, 2017. We expect that the Cantor Loan will be repaid and replaced with a new third party credit facility with a syndicate of banks by the end of the year.

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

As of September 30, 2015, the Company had $424.4 million of cash and cash equivalents, and included in this amount was $257.6 million of cash and cash equivalents held by foreign subsidiaries. In addition, it is our intention to permanently reinvest undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P.

Discussion of the nine months ended September 30, 2015

The table below presents our Liquidity Analysis as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
(in millions)
Cash and cash equivalents	$424.4	$648.3
Securities owned	34.5	32.5
Marketable securities [1]	55.0	144.7

Total	$513.9	$825.5

[1]	The $54.7 million of Marketable Securities on our balance sheet have been lent out in a Securities Loaned transaction and therefore are not included in this Liquidity Analysis.

The $311.6 million decrease in our liquidity position from $825.5 million to $513.9 million as of September 30, 2015 was primarily driven by the purchase of a controlling interest in GFI, as well as to acquire ARA, CFI and Excess Space, the redemption of and/or repurchase of shares and units, and the legal settlement with Tullet Prebon plc.

Discussion of the nine months ended September 30, 2014

The table below presents our Liquidity Analysis as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
(in millions)
Cash and cash equivalents	$411.1	$716.9
Securities owned	36.9	33.1
Marketable securities	176.7	45.0

Total	$624.7	$795.0

The $170.3 million decrease in our liquidity position from $795.0 million to $624.7 million as of September 30, 2014 was primarily driven by a) $128.3 million related to repurchases and redemptions during the period and b) $45.3 in acquisitions and equity method investments. The Company’s calculation for liquidity as of September 30, 2014, includes the 17.1 million shares. In connection with the Company’s successful completion of the tender offer to acquire GFI on February 26, 2015, these shares were considered part of the purchase consideration, and are therefore, no longer classified as marketable securities.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of September 30, 2015.

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

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. In Hong Kong, BGC Securities (Hong Kong), LLC and GFI (HK) Securities LLC are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong), Limited and GFI (HK) Brokers Ltd, are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited, BGC (Securities) and GFI Australia Pty Ltd.; in Japan, BGC Shoken Kaisha Limited’s Japanese branch; in Singapore, BGC Partners (Singapore) Limited, BGC Securities (Singapore) Ltd and GFI Group PTE Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, the LCH (LIFFE/LME) clearing organization, of which BGC LP is a member, also imposes minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil), Remate Lince S.A.P.I. de C.V. (Mexico), GFI Securities (SA) (Argentina), GFI Brokers (Chile) Agentes De Valores SpA, GFI Exchange Colombia (SA), GFI Securities Colombia (SA), GFI Group Mexico S.A. de C.V., and GFI Del Peru S.A.C. may have net capital requirements imposed upon them by local regulators.

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

As of September 30, 2015, $507.2 million of net assets were held by regulated subsidiaries. As of September 30, 2015, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $232.6 million.

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

The Markets in Financial Instruments Directive (“MiFID”) Level 2 Regulatory Technical Standards were published by the European Securities and Markets Authority (“ESMA”) in September 2015. The European Commission will be responsible for turning the technical advice from ESMA into delegated acts. During the drafting process it will be liaising with Member States through the European Securities Committee. Once the drafts have been finalized they will be sent to the Council and European Parliament for formal approval. The future timetable is currently uncertain but the current legislative deadlines of July 3, 2016 for converting MiFID II into domestic laws and regulations and January 3, 2017 for MiFID II and MIFIR to take effect remain.

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares outstanding at beginning of period	213,656,458	184,001,427	185,108,316	181,583,001
Share issuances:
Exchanges of limited partnership interests[1]	2,393,879	4,005,351	6,356,624	11,766,848
Vesting of restricted stock units (RSUs)	85,698	134,602	734,445	877,610
Acquisitions	—	901,517	757,287	1,658,804
Other issuances of Class A common stock[2]	56,637	13,644	109,605	36,521
Conversion of 8.75% Convertible Notes to Class A common stock	—	—	24,042,599	—
Treasury stock repurchases	(100,000)	(3,675,696)	(841,081)	(10,541,939)
Forfeitures of restricted Class A common stock	(43,624)	—	(218,747)	—

Shares outstanding at end of period	216,049,048	185,380,845	216,049,048	185,380,845

[1]	The issuance related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
[2]	The Company did not issue shares of Class A common stock for general corporate purposes during the three and nine months ended September 30, 2015 or September 30, 2014.

Class B Common Stock

We did not issue any shares of Class B common stock during the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015 and 2014, the Company’s Class B common stock outstanding was 34,848,107.

Unit Redemptions and Share Repurchase Program

Our Board of Directors and Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On October 27, 2015, our Board of Directors and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $300 million. From time to time, we may actively continue to repurchase shares or redeem units.

The table below represents unit redemption and share repurchase activity for the three and nine months ended September 30, 2015.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1,2]
January 1, 2015—March 31, 2015	2,040,190	$8.65
April 1, 2015—June 30, 2015	1,242,622	8.83
July 1, 2015—September 30, 2015	1,562,680	8.90
Repurchases[3,4]
January 1, 2015—March 31, 2015	734,561	$7.96
April 1, 2015—June 30, 2015	6,520	6.29
July 1, 2015—July 31, 2015	50,000	9.19
August 1, 2015—August 31, 2015	—	—
September 1, 2015—September 30, 2015	50,000	8.83

Total Repurchases	841,081	$8.07

Total Redemptions and Repurchases	5,686,573	$8.67	$96,514,450

[1]	During the three months ended September 30, 2015, the Company redeemed approximately 1.5 million limited partnership units at an average price of $9.03 per unit and approximately 54.9 thousand FPUs at an average price of $5.36 per unit. During the three months ended September 30, 2014, the Company redeemed approximately 3.7 million limited partnership units at an average price of $7.47 per unit and approximately 3.3 million FPUs at an average price of $7.71 per unit.
[2]	During the nine months ended September 30, 2015, the Company redeemed approximately 4.8 million limited partnership units at an average price of $8.82 per unit and approximately 82.5 thousand FPUs at an average price of $6.18 per unit. During the nine months ended September 30, 2014, the Company redeemed approximately 7.9 million limited partnership units at an average price of $7.00 per unit and approximately 3.6 million FPUs at an average price of $7.66 per unit.
[3]	During the three months ended September 30, 2015, the Company repurchased approximately 100 thousand shares of its Class A common stock at an aggregate purchase price of approximately $900.9 thousand for an average price of $9.01 per share. During the three months ended September 30, 2014, the Company repurchased approximately 3.7 million shares of its Class A common stock at an aggregate purchase price of approximately $28.3 million for an average price of $7.71 per share.
[4]	During the nine months ended September 30, 2015, the Company repurchased approximately 0.8 million shares of its Class A common stock at an aggregate purchase price of approximately $6.8 million for an average price of $8.07 per share. During the nine months ended September 30, 2014, the Company repurchased approximately 10.5 million shares of its Class A common stock at an aggregate purchase price of approximately $76.0 million for an average price of $7.21 per share.

The fully diluted weighted-average share count for the three months ended September 30, 2015 was as follows (in thousands):

Three Months Ended September 30, 2015
Common stock outstanding [1]	252,354
Limited partnership interests in BGC Holdings	123,221
RSUs (Treasury stock method)	666
Other	17,785

Total [2]	394,026

[1]	Common stock outstanding consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended September 30, 2015, the weighted-average share count of Class A shares was 217.5 million and Class B shares was 34.8 million.
[2]	For the three months ended September 30, 2015, approximately 10.1 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2015 included, on a weighted-average basis, 10.1 million other securities or other contracts to issue shares of common stock. Also, as of September 30, 2015, approximately 11.4 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

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

On June 5, 2015, we entered into an agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold Class B Stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of Class A Stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of Class B Stock. Such shares of Class B Stock, which currently can be acquired upon the exchange of exchangeable limited partnership units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. These shares of Class B Stock represent the remaining 34,649,693 authorized but unissued shares of Class B Stock available under our Amended and Restated Certificate of Incorporation. The exchange agreement will enable the Cantor entities to acquire the same number of shares of Class B Stock that they are already entitled to acquire without having to exchange its exchangeable limited partnership units in BGC Holdings. Our Audit Committee and full Board of Directors determined that it was in the best interests of us and our stockholders to approve the exchange agreement because it will help ensure that Cantor retains its exchangeable limited partnership units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

Under the exchange agreement, CFLP and CFGM have the right to exchange the 24,748,294 shares of Class A Stock currently owned by them (including the 24,042,599 shares of Class A Stock received by CFLP on April 13, 2015 upon exchange of convertible notes) for the same number of shares of Class B Stock. Cantor would also have the right to exchange any shares of Class A Stock subsequently acquired by it for shares of Class B Stock, up to the limit of the then-remaining authorized but unissued shares of Class B Stock.

We and Cantor have agreed that any shares of Class B Stock issued in connection with the exchange agreement would be deducted from the aggregate number of shares of Class B Stock that may be issued to the Cantor entities upon exchange of exchangeable limited partnership units in BGC Holdings. Accordingly, the Cantor entities will not be entitled to receive any more shares of Class B Stock under this agreement than they were previously eligible to receive upon exchange of exchangeable limited partnership units.

Stock Option Exercises

We issued 44,421 and 74,421 shares of our Class A common stock related to the exercise of stock options during the three and nine months ended September 30, 2015, respectively. We did not issue any shares of our Class A common stock related to the exercise of stock options during the three and nine months ended September 30, 2014.

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

As of November 5, 2015, we have issued and sold an aggregate of approximately 4.0 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the November 2014 Sales Agreement, with approximately 16.0 million shares of Class A common stock remaining to be sold under this agreement. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these registrations along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2015, we have issued an aggregate of 7.3 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of September 30, 2015, we have issued approximately 223 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 2, 2015, at our Annual Meeting of Stockholders, our stockholders approved an amendment and restatement to our Fifth Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 300 million to 350 million the aggregate number of shares of our Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. On October 2, 2015, we filed a Registration Statement on Form S-8 with respect to the additional 50 million shares. As of September 30, 2015, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 184.0 million shares.

On October 9, 2015, we filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 8.125% Senior Notes, 5.375% Senior Notes and Convertible Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co., nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co. or any such other affiliate may discontinue market-making activities at any time without notice.

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

On July 27, 2015, the Audit Committee granted exchange rights with respect to 8,536 PSUs and 6,983 PPSUs (for a total grant of exchangeability for 15,519 units) that were issued pursuant to vested NPSUs that were awarded to Mr. Merkel, an executive officer of the Company, in May 2014. On October 29, 2015, the Company repurchased (i) the 8,536 PSUs at a price of $8.34 per share, the closing price of the Class A common stock on the date the Company approved the transaction, and (ii) the 6,983 PPSUs at a price of $9.15 per share, the closing price of the Class A common stock on December 31, 2014.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

The Company has completed acquisitions, whose purchase price included an aggregate of approximately 9.5 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $52.9 million), 9.6 million limited partnership units (with an acquisition date fair value of approximately $59.9 million) and $60.9 million in cash that may be issued contingent on certain targets being met through 2018.

As of September 30, 2015, the Company has issued 5.8 million shares of its Class A common stock, 1.7 million of limited partnership units and $4.7 million in cash related to contingent payments.

PURCHASE OF LIMITED PARTNERSHIP INTERESTS

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

On November 4, 2015, the Company issued exchange rights with respect to, and Cantor purchased, in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act, an aggregate of 1,775,481 exchangeable limited partnership units in BGC Holdings, as follows: In connection with the redemption by BGC Holdings of an aggregate of 588,356 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $2,114,885, Cantor purchased 554,196 exchangeable limited partnership units from BGC Holdings for an aggregate of $1,933,390 (after offset of a founding partner’s $46,289 debt due to Cantor). In addition, pursuant to the Sixth Amendment to the BGC Holdings Limited Partnership Agreement, on November 4, 2015 Cantor purchased 1,221,285 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $4,639,352 in connection with the grant of exchangeability and exchange of 1,221,285 founding partner units. Exchangeable limited partnership units held by Cantor are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of Class A common stock of the Company.

As of November 4, 2015, there were 71,933 non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

GUARANTEE OF THE GFI 8.375% SENIOR NOTES

Effective July 10, 2015, the Company and GFI entered into a guarantee pursuant to which the Company guaranteed the obligations of GFI under GFI’s 8.375% Senior Notes due 2018 in the remaining aggregate principal amount of $240 million (the “Notes”) and the indenture for the Notes, dated as of July 19, 2011 (the “Indenture”), between GFI and The Bank of New York Mellon Trust Company, N.A., as Trustee. The Guarantee had a positive impact on the credit ratings of the Notes. Pursuant to the terms of the Indenture, the interest rate on the Notes was reduced effective July 19, 2015. The reduced interest rate is the result of improved credit ratings following both the acquisition of GFI by the Company and the Guarantee. The Company and GFI will share any cost savings, including interest and other costs, resulting from the credit enhancement provided by Company.

EQUITY METHOD INVESTMENTS

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

The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua (see Note 13 — “Related Party Transactions,” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q); such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015 the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor.

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

ELEVENTH AMENDMENT TO THE PARTNERSHIP AGREEMENT

On November 4, 2015, partners of BGC Holdings approved the Eleventh Amendment to the Agreement of Limited Partnership of BGC Holdings (the “Eleventh Amendment”) effective as of October 1, 2015. In order to facilitate partner compensation and for other corporate purposes the Eleventh Amendment creates five new classes of non-distributing partnership units (“N Units”), which are Working Partner Units. These new N Units carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs.

The N Units are not entitled to participate in Partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of our Class A common stock. At a particular vesting date, the N Units are expected to be exchanged for the underlying unit type (i.e. an NREU will be exchanged for an REU) and will then participate in Partnership distributions, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to us and comply with his or her partnership obligations.

The Eleventh Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

STOCK LOAN TRANSACTIONS WITH CANTOR

On October 3, 2014, management was granted approval to enter into stock loan transactions with CF&Co utilizing shares of Nasdaq stock or other equities. Such stock loan transactions will bear market terms and rates.

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

On July 27, 2015, the Audit Committee granted exchange rights with respect to 8,536 PSUs and 6,983 PPSUs (for a total grant of exchangeability for 15,519 units) that were issued pursuant to vested NPSUs that were awarded to Mr. Merkel, an executive officer of the Company, in May 2014. On October 29, 2015, the Company repurchased (i) the 8,536 PSUs at a price of $8.34 per share, the closing price of the Class A common stock on the date the Company approved the transaction, and (ii) the 6,983 PPSUs at a price of $9.15 per share, the closing price of the Class A common stock on December 31, 2014.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Notional Volume (in billions)
Total fully electronic volume	$4,659	$5,886	$5,643	4,897	$3,919
Total hybrid volume— 1	47,703	39,914	26,641	33,609	36,823

Total fully electronic and hybrid volume	$52,362	$45,800	$32,284	38,506	$40,742

Transaction Count (in thousands, except for days)
Total fully electronic transactions	2,914	3,590	3,752	3,358	2,502
Total hybrid transactions	885	901	597	679	650

Total transactions	3,799	4,491	4,349	4,037	3,152

Trading days	64	63	61	64	64

1	Defined as volume from hybrid transactions conducted by BGC Brokers, exclusive of voice-only transactions.

Fully electronic volume, including new products, was $4.7 trillion for the three months ended September 30, 2015, compared to $3.9 trillion for the three months ended September 30, 2014. Our combined voice-assisted and screen-assisted volume for the three months ended September 30, 2015 was $52.4 trillion, compared to $40.7 trillion for the three months ended September 30, 2014.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at September 30, 2015 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases 1	$529,028	$61,982	$108,608	$86,365	$272,073
Notes payable and collateralized borrowings 2	837,952	166,769	254,312	304,371	112,500
Interest on notes payable 3	376,084	52,493	87,638	37,551	198,402
Short-Term Borrowings	75,000	75,000	—	—	—
Other	15,479	15,479	—	—	—

Total contractual obligations	$1,833,543	$371,723	$450,558	$428,287	$582,975

1	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $3.0 million over the life of the agreement.
2	Notes payable and collateralized borrowings reflects the issuance of $160.0 million of the 4.50% Convertible Notes due July 15, 2016 (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of September 30, 2015 was approximately $156.1 million), $112.5 million of the 8.125% Senior Notes due June 26, 2042 (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of September 30, 2015 was approximately $109.1 million), $300.0 million of the 5.375% Senior Notes due December 9, 2019 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of September 30, 2015 was approximately $295.9 million), $240.0 million of the 8.375% Senior Notes due July 19, 2018 (the $240.0 million represents the principal amount of the debt; the carrying value of the 8.375% Senior Notes as of September 30, 2015 was approximately $255.3 million), and $24.7 million of collateralized borrowings due March 11, 2019. See Note 17— “Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.

3	The $198.4 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.
4	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into arrangements with unconsolidated entities, including variable interest entities. See Note 14—“Investments” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our investments in unconsolidated entities.

RATIO OF EARNINGS TO FIXED CHARGES

The following table presents the ratio of earnings to fixed charges for us and our consolidated subsidiaries for each of the periods indicated, including GFI beginning with the quarter ended March 31, 2015. For the purposes of calculating the ratio of earnings to fixed charges, “earnings” consist of income from operations before income taxes and fixed charges, net. “Fixed charges” consist of interest expense incurred on all indebtedness, amortized premiums, discounts and capitalized expenses relating to indebtedness and interest within rental expense. Neither we nor any of our consolidated subsidiaries had any preferred shares outstanding for any of the periods reflected in this table.

	Nine Months Ended September 30,	Year Ended December 31,
	2015	2014	2013	2012	2011	2010
		(dollars in thousands)
Earnings:
Income from operations before income taxes[1]	$134,203	$5,433	$275,429	$67,512	$60,964	$63,855
Add: Fixed charges, net[2,3]	51,285	37,949	39,932	36,385	25,606	15,409
Income from operations before income taxes and fixed charges, net	$185,488	$43,382	$315,361	$103,897	$86,570	$79,264
Fixed charges:
Total interest expense	$46,238	$32,297	$32,411	$29,419	$22,798	$14,080
Amortized premiums, discounts and capitalized expenses related to indebtedness	5,047	5,648	5,921	5,466	1,808	129
Interest within rental expense	—	4	1,600	1,500	1,000	1,200
Total fixed charges	$51,285	$37,949	$39,932	$36,385	$25,606	$15,409
Ratio of earnings to fixed charges	3.6	1.1	7.9	2.9	3.4	5.1

[1]	Income from operations before income taxes does not include gains or losses from equity investees.
[2]	Fixed charges reflect our 5.375% Senior Notes from their issuance on December 9, 2014 and the 8.375% GFI Notes and the balance outstanding under the GFI Second Amended and Restated Credit Agreement, dated as of December 20, 2010, which we refer to as the “GFI Credit Agreement,” from March 2, 2015. Fixed charges also reflect our 8.75% Convertible Senior Notes due April 15, 2015, which were converted in full into Class A common stock on April 13, 2015.
[3]	Does not reflect the reduction in the penalty interest rate payable on the 8.375% GFI Notes effective July 19, 2015, our borrowing of $100,000,000 from Cantor on October 1, 2015 under a Revolving Credit Agreement, dated as of October 1, 2015, between us and Cantor, or GFI’s repayment of its $75,000,000 then-outstanding balance under the GFI Credit Agreement, with the proceeds of a $75,000,000 loan from us, on October 2, 2015.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in our consolidated statements of operations. During the three months ended September 30, 2015 and 2014, we incurred compensation expense, before associated income taxes of $34.4 million and $47.3 million, respectively, related to the grant of exchangeability on partnership units. During the nine months ended September 30, 2015 and 2014, we incurred compensation expense, before associated income taxes of $96.6 million and $96.5 million, respectively, related to the grant of exchangeability on partnership units.

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

As of September 30, 2015 and December 31, 2014, the aggregate balance of employee loans, net of reserve, was $169.6 million and $130.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2015 and 2014 was $11.1 million and $7.1 million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2015 and 2014 was $30.9 million and $21.4 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of September 30, 2015, there were 216,049,048 shares of our Class A common stock outstanding, of which 25,385,850 shares were held by Cantor and CFGM, Cantor’s managing general partner. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of September 30, 2015, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 66.2% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through September 30, 2015, Cantor has distributed to its current and former partners an aggregate of 20,740,909 shares of Class A common stock, consisting of (i) 19,307,009 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,433,900 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of September 30, 2015, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,860,838 shares of Class A common stock, consisting of 14,064,735 April 2008 distribution rights shares and 1,796,103 February 2012 distribution rights shares.

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

                  As of September 30, 2015, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 250,897,155 units and 250,897,155 units, representing approximately 67.6% and 67.6% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 120,381,059 units and 120,381,059 units, representing approximately 32.4% and 32.4% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As of September 30, 2015, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 54,892,534 limited partnership units, 16,705,592 founding partner units and 48,782,933 Cantor units.

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

Cantor units are generally exchangeable with us for our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable founding partner units, none of which was redeemed/exchanged in the Global Partnership Restructuring Program. As of September 30, 2015, there were 1,881,574 non-exchangeable founding partner units with respect to which Cantor had the right to acquire an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings will be allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of September 30, 2015 there were 12,397,317 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

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

On November 4, 2015, partners of BGC Holdings approved the Eleventh Amendment to the Agreement of Limited Partnership of BGC Holdings (the “Eleventh Amendment”) effective as of October 1, 2015. In order to facilitate partner compensation and for other corporate purposes the Eleventh Amendment creates five new classes of non-distributing partnership units (“N Units”), which are Working Partner Units. These new N Units carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs.

The N Units are not entitled to participate in Partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of the Company’s Class A common stock. At a particular vesting date, the N Units are expected to be exchanged for the underlying unit type (i.e. an NREU will be exchanged for an REU) and will then participate in Partnership distributions, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations.

The Eleventh Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

The following diagram illustrates our organizational structure as of September 30, 2015. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Interests (40.5% of economics of BGC Holdings)
• 13.1% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (10.1% of economics and 4.5% of voting power of BGC Partners, Inc.) and Class B common stock (13.9% of economics and 61.7% of voting power of BGC Partners, Inc.)
• 16.2% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (76.0% of economics and 33.8% of voting power of BGC Partners, Inc.)
• 51.4% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (67.6% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (67.6% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (59.5% of economics of BGC Holdings)
• 19.3% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (32.4% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (32.4% of economics of BGC Global)
BGC U.S.
BGC Global

*	Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 24.0% of the voting power, and the public stockholders would hold 76.0% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) 16,260,160 shares of Class A common stock issuable upon conversion of our 4.50% convertibles notes; (b) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (c) 12,397,317 Preferred Units granted and outstanding to BGC Holdings partners (see “Partnership Structure” herein); and (d) 9,094,917 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2015 through September 30, 2015 as follows: (a) 24,042,599 shares of Class A common stock acquired by Cantor upon conversion of the 8.75% convertible notes into shares of Class A common stock; (b) 841,081 shares of Class A common stock repurchased by us; (c) 218,747 forfeited shares of Restricted Class A common stock; (d) 418,615 shares of Class A common stock sold by us under the December 2012 sales agreement pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-185110); (e) 3,980,218 shares of Class A common stock sold by us under the November 2014 sales agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-200415), but not the 16,019,782 shares remaining for sale by us under such sales agreement; (f) 757,287 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 12,693,709 shares remaining available for issuance by us under such Registration Statement; (g) 35,095 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,777,338 shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (h) 169,860 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 177,453 shares remaining available for sale by selling stockholders under such Registration Statement; (i) 416,058 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,280,979 shares remaining available for sale by selling stockholders under such Registration Statement; (j) 446,659 limited partnership, founding partner and Cantor units redeemed or repurchased by us for cash; and (k) an aggregate of 17,669,111 limited partnership units granted by BGC Holdings.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $109.7 million as of September 30, 2015. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 9—“Marketable Securities” and Note 11—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

Foreign Currency Risk

BGC Partners is exposed to risks associated with changes in foreign exchange rates. Changes in foreign exchange rates create volatility in the U.S. Dollar equivalent of the Company’s revenues and expenses. In addition, changes in the remeasurement of BGC Partners’ foreign currency denominated financial assets and liabilities are recorded as part of its results of operations and fluctuate with changes in foreign currency rates. BGC monitors the net exposure in foreign currencies on a daily basis and hedges its exposure as deemed appropriate with highly rated major financial institutions.

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as both the Euro and British Pound strengthening against the U.S. Dollar. If as of September 30, 2015 the Euro and British Pound had strengthened against the U.S. Dollar by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $1.1 million.

Interest Rate Risk

BGC Partners had $841.0 million in fixed-rate debt outstanding as of September 30, 2015. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of September 30, 2015. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

During the three months ending September 30, 2015, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 19—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

See “Risk Factors” in Part I Item 1A of our 2014 Annual Report on Form 10-K and any updates in Part II Item 1A of our interim reports filed on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

The information required by this Item is set forth in Note 6— “Stock Transactions and Unit Redemptions” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I) and is incorporated by reference herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. MINE SAFETY DISCLOSURES

ITEM 5. OTHER INFORMATION

The information required by this Item is set forth under the headings “Eleventh Amendment to the Partnership Agreement,” “Purchase of Limited Partnership Interests” and “Supplemental Indenture” included in Note 23 to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I) and is incorporated by reference herein.

As previously disclosed, Albert M. Weis, a member of the Board of Directors (the “Board”) and the Audit and Compensation Committees (the “Committees”) of BGC Partners, Inc. (the “Company”) since 2002, notified the Company of his intention to retire from the Board by the end of 2015. On November 4, 2015, Mr. Weis tendered his resignation as a member of the Board and Committees, effective as of such date. Mr. Weis’ resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title

4.1	Indenture, dated as of July 19, 2011, between GFI Group Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group Inc. (incorporated by reference to Exhibit 4.2 to the GFI Group Inc. Current Report on Form 8-K filed with the SEC on July 22, 2011 (File No. 1-34897))

4.2	Guarantee, dated as of July 10, 2015, between BGC Partners, Inc. and GFI Group Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2015)

4.3	Revolving Credit Agreement, dated as of October 1, 2015, between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 9, 2015)

4.4	First Supplemental Indenture, dated as of November 4, 2015, among GFI Group Inc., BGC Partners, Inc. and the Bank of New York Mellon Trust Company, N.A, as Trustee, relating to the 8.375% Senior Notes due 2018

10.1	Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer Agreement

10.2	Eleventh Amendment to Agreement of Limited Partnership, as Amended and Restated, of BGC Holdings, L.P., dated as of November 4, 2015

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2015 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ s / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ s / ANTHONY GRAHAM SADLER
Name:	Anthony Graham Sadler
Title:	Chief Financial Officer

Date: November 9, 2015

[Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2015 dated November 9, 2015.]

EXHIBIT INDEX

Exhibit Number	Exhibit Title

4.1	Indenture, dated as of July 19, 2011, between GFI Group Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group Inc. (incorporated by reference to Exhibit 4.2 to the GFI Group Inc. Current Report on Form 8-K filed with the SEC on July 22, 2011 (File No. 1-34897))

4.2	Guarantee, dated as of July 10, 2015, between BGC Partners, Inc. and GFI Group Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2015)

4.3	Revolving Credit Agreement, dated as of October 1, 2015, between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 9, 2015)

4.4	First Supplemental Indenture, dated as of November 4, 2015, among GFI Group Inc., BGC Partners, Inc. and the Bank of New York Mellon Trust Company, N.A, as Trustee, relating to the 8.375% Senior Notes due 2018

10.1	Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer Agreement

10.2	Eleventh Amendment to Agreement of Limited Partnership, as Amended and Restated, of BGC Holdings, L.P., dated as of November 4, 2015

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.