Form 10-K
period 2015-12-31
BGC Partners, Inc.
filed 2016-02-29
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2015 as reported on NASDAQ, was approximately $1,603,175,866.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2016
Class A Common Stock, par value $0.01 per share	237,849,767 shares
Class B Common Stock, par value $0.01 per share	34,848,107 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K

BGC Partners, Inc.

2015 FORM 10-K ANNUAL REPORT

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below and may impact either or both of our operating segments:

•	market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets and markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;

•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;

•	our relationships with Cantor Fitzgerald, L.P. and its affiliates, which we refer to as “Cantor,” including Cantor Fitzgerald & Co., which we refer to as “CF&Co,” and Cantor Commercial Real Estate Company, L.P., which we refer to as “CCRE,” any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, any loans to or from us or Cantor, CF&Co’s acting as our sales agent under our controlled equity or other offerings, CF&Co’s acting as a market maker in our debt securities, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co, and any services provided by CCRE;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks, and the impact of natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•	the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political impasses;

•	the effect on our businesses of reductions in overall industry volumes in certain of our products as a result of central bank quantitative easing, interest rate changes, market volatility, and other factors;

•	the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions;

•	extensive regulation of our businesses and customers, changes in regulations relating to financial services companies, commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•	factors related to specific transactions or series of transactions, including credit, performance, and principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•	costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received and the impact thereof on our financial results and cash flows in any given period;

•	certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage and the need for short- or long-term borrowings, including from Cantor, or other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks and increased borrowing costs, as well as interest rate and foreign currency exchange rate fluctuations;

•	risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, or others;

•	our ability to enter new markets or develop new products, trading desks, marketplaces, or services for existing or new customers and to induce such customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•	our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our real estate services business and our ability to grow in other geographic regions, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

•	our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals;

•	our ability to expand the use of technology for hybrid and fully electronic trading in our product and service offerings;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•	our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•	information technology risks, including capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents and regulatory focus;

•	the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity offerings or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•	our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P., which we refer to as “BGC Holdings,” or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•	the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable debt securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% Convertible Notes and counterparties to our capped call transactions, share sales and stock pledge, stock loan, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our Class B common stock and our convertible notes, conversions or exchanges of our convertible or exchangeable debt securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

The foregoing risks and uncertainties, as well as those risks and uncertainties discussed under the headings “Item 1A—Risk Factors,” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (the “SEC”), and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our Business

We are a leading global brokerage company servicing the financial and real estate markets through our two segments, Financial Services and Real Estate Services. Through our brands, including BGC®, GFI®, and RP Martin™, among others, our Financial Services segment specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, and futures. We also provide a wide range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange.

Through our FENICS®, BGC Trader™, BGC Market Data, and Capitalab® brands, we offer fully electronic brokerage, financial technology solutions, market data, post-trade services, and analytics related to select financial instruments and markets.

Newmark Grubb Knight Frank (“NGKF”) is a full-service commercial real estate platform that comprises our Real Estate Services segment. Through NGKF, we offer commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and real estate finance, consulting, project management, and property and facilities management.

On January 12, 2016, we announced that we had completed our merger with GFI Group Inc. (“GFI”) and now own 100% of GFI’s outstanding shares. On February 26, 2015, we successfully completed a tender offer to acquire shares of common stock, par value $0.01 per share, of GFI for $6.10 per share in cash and accepted for purchase 54.3 million shares (the “Tendered Shares”) tendered to us pursuant to our offer (the “Offer”). The Tendered Shares, together with the 17.1 million Shares already owned by us, represented approximately 56% of the then-outstanding shares. On April 28, 2015, one of our subsidiaries purchased approximately 43.0 million newly issued shares of GFI’s common stock, increasing our ownership in GFI to approximately 67.0%. GFI is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves more than 2,500 institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes. For further details, see “Acquisition of GFI Group Inc.”

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. We have offices in dozens of major markets, including New York and London, as well as Atlanta, Beijing, Boston, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, San Francisco, Santa Clara, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich, as well as over 50 other offices.

As of December 31, 2015, we had 3,855 brokers, salespeople, managers and other front-office personnel.

Our History

The voice brokerage business within our Financial Services segment originates from one of the oldest and most established inter-dealer franchises in the financial intermediary industry. Cantor started our wholesale intermediary brokerage operations in 1972. In 1996, Cantor launched its eSpeed system, which revolutionized the way government bonds are traded in the inter-dealer market by providing a fully electronic trading marketplace. eSpeed, Inc. (“eSpeed”) completed an initial public offering in 1999 and began trading on NASDAQ, yet it remained one of Cantor’s controlled subsidiaries. Following eSpeed’s initial public offering, Cantor continued to operate its inter-dealer voice brokerage business separately from eSpeed. In August 2004, Cantor announced the reorganization and separation of its inter-dealer voice brokerage business into a subsidiary called “BGC,” in honor of B. Gerald Cantor, the pioneer in screen brokerage services and fixed income market data products. In April 2008, BGC and certain other Cantor assets merged with and into eSpeed, and the combined company began operating under the name “BGC Partners, Inc.” In June 2013, BGC sold certain assets relating to its U.S. Treasury benchmark business and the name “eSpeed” to NASDAQ, Inc. (“NASDAQ,” formerly The NASDAQ OMX Group, Inc.) (see “NASDAQ Transaction”).

Prior to the events of September11, 2001, our financial brokerage business was widely recognized as one of the leading full-service wholesale inter-dealer brokers in the world, with a rich history of developing innovative technological and financial solutions. After September 11, 2001 and the loss of the majority of our U.S.-based employees, our voice financial brokerage business operated primarily in Europe.

Since the formation of BGC in 2004, we have substantially rebuilt our U.S. presence and have continued to expand our global footprint through the acquisition and integration of established brokerage companies and the hiring of experienced brokers. Through these actions, we have been able to expand our presence in key markets and position our Financial Services business for sustained growth. Recent acquisitions include:

•	October 2012—Various assets of North American municipal bond inter-dealer broker Wolfe & Hurst Bond Brokers, Inc.;

•	December 2012—Acquisition of Ginalfi Finance, a Paris-based inter-dealer specializing in the intermediation of money market products, credit bonds, government bonds and swaps;

•	February 2013—Acquisition of the business and certain assets of Sterling International Brokers Limited, a London-based financial brokerage firm specializing in Pound Sterling and other major currency transactions;

•	February 2014—Acquisition of the assets of HEAT Energy Group, an independent energy brokerage company focused on regional power markets and natural gas swaps;

•	May 2014—Acquisition of Remate Lince, a leading Mexican inter-dealer broker specializing in interest rate derivatives and bond brokerage;

•	December 2014— Acquisition of the U.K. assets and subsidiaries of RP Martin Group, an inter-dealer brokerage firm specializing in European rates and foreign exchange products; and

•	February 2015 — Acquisition of GFI. See “Acquisition of GFI Group Inc.”

Our Real Estate Services business was created through various acquisitions. Specifically, we have made the following acquisitions since 2011:

•	October 2011—Acquisition of Newmark & Company Real Estate, Inc. and certain of its affiliates, a leading U.S. commercial real estate brokerage and advisory firm serving corporate and institutional clients (“Newmark”). Newmark is associated with London-based Knight Frank LLP;

•	April 2012— Acquisition of substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries, which we have integrated with Newmark, resulting in the Newmark Grubb Knight Frank brand;

•	December 2012—Acquisition of a commercial real estate services firm, Denver-based Frederick Ross Company;

•	December 2012—Acquisition of a commercial real estate services firm, Philadelphia-based Smith Mack;

•	August 2014—Acquisition of a commercial real estate services firm, Northern California-based Cornish & Carey Commercial;

•	December 2014 to June 2015—Acquisition of Apartment Realty Advisors and its members (collectively, “ARA”), a privately held, full-service investment brokerage network focusing exclusively on the multi-housing industry;

•	May 2015—Acquisition of Computerized Facility Integration, LLC (“CFI”), a premier real estate strategic consulting and systems integration firm that provides corporate real estate, facilities management, and enterprise asset management information consulting and technology solutions;

•	July 2015—Acquisition of Excess Space Retail Services, Inc. (“Excess Space”), a full service brokerage firm that focuses its business model around surplus real estate disposition and lease restructuring for retailers; and

•	December 2015—Acquisitions of Steffner Commercial Real Estate, which operates as Newmark Grubb Memphis, a full-service commercial real estate advisory practice in the metropolitan Memphis region, and Cincinnati Commercial Real Estate, Inc., which provides services in office, industrial and retail leasing and investment sales.

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

In connection with the tender offer, on February 19, 2015, we and one of our subsidiaries entered into a Tender Offer Agreement with GFI (the “TO Agreement”). Pursuant to the TO Agreement, the board of directors of GFI unanimously agreed to support our tender offer and to expand GFI’s board and our designation of certain members. The TO Agreement also contained provisions with respect to the terms and timing of the back-end mergers of Jersey Partners Inc. (“JPI”), a stockholder of GFI, and with us.

Pursuant to the TO Agreement, GFI’s then Executive Chairman, Michael Gooch, and its then Chief Executive Officer, Colin Heffron, remained as directors of GFI. Mr. Heffron entered into an amended and restated GFI employment agreement that continues to provide him with certain annual cash and equity compensation and severance arrangements. Mr. Gooch entered into a fixed-term employment agreement that provides him with certain cash and equity compensation. Pursuant to the TO Agreement, BGC has established a Distributable Earnings Bonus Pool (the “Pool”) program in an amount equal to one times the average annual distributable earnings (as defined) of the GFI inter-dealer brokerage business for the three successive 12-month periods beginning on July 1, 2015. The Pool is in the form of awards of restricted equity units and preferred restricted equity units of BGC Holdings, L.P and will be allocated 35% to Mr. Gooch, 35% to Mr. Heffron and 30% to other GFI employees as mutually agreed by Messrs. Gooch and Heffron and BGC. As a condition to participation in the Pool, each participant (including Messrs. Gooch and Heffron) has entered into a non-competition and award agreement containing the terms and conditions of his or her participation, which terms include the participant’s continued employment through July 1, 2018 and certain other conditions, obligations and covenants (including non-competition, non-solicitation, non-hire non-disclosure provisions).

On April 28, 2015, one of our subsidiaries purchased from GFI approximately 43.0 million new shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points (the “GFI Note”). Following the issuance of such new shares, we owned approximately 67% of GFI’s then-outstanding common stock.

On August 24, 2015, GFI, Messrs. Gooch and Heffron; JPI; CME Group, Inc. (“CME”), the former members of the GFI Special Committee, BGC; and certain other former officers and affiliates of GFI entered into a memorandum of understanding (the “MOU”) with regard to a preliminary settlement (the “Settlement”) of the consolidated class action case pending against GFI in the State of Delaware (the “Consolidated Delaware Action”). Neither GFI nor BGC contributed any funds to the Settlement, which will be paid from a combination of insurance proceeds and payments by JPI and Messrs. Gooch and Heffron. The Settlement provides for a settlement fund of $10.75 million for the class of GFI stockholders in the Consolidated Delaware Action and payment of attorneys’ fees and costs to plaintiffs’ counsel in an amount to be established by negotiation, mediation or a fee application to the Court. The final Settlement will also require approval of the Court. In connection with the Settlement, on October 6, 2015, we advanced $10.75 million to JPI in return for a promissory note (the “JPI Note”). The JPI Note bore interest at the rate of 5.375% per annum and was secured by two million shares of GFI common stock owned by JPI. The JPI Note was repaid on the date of the Back-End Mergers. In the MOU, the CME agreed to terminate the restriction prohibiting former executive officers of GFI, JPI and certain other stockholders and affiliates of GFI from supporting the Back-End Mergers. In connection with the Settlement, Messrs. Gooch and Heffron, JPI, BGC and GFI entered into a separate agreement providing for certain matters relating to the merger of BGC and GFI and allocating certain responsibilities and advancing certain payments (the “Settlement Letter”).The Settlement Letter also included the following agreements: (i) payment of the plaintiffs’ attorneys’ fees and costs in the Consolidated Delaware Action first from insurance proceeds, with any excess to be paid by Messrs. Gooch and Heffron; (ii) indemnification by Messrs. Gooch and Heffron with respect to liabilities and expenses in the Consolidated Delaware Action and other cases related to breach of fiduciary duty or other causes of action, the CME Merger Agreement, insurance claims and the tender offer to the extent not covered by insurance; and (iii) indemnification by Mr. Gooch with respect to liabilities and expenses in connection with the remaining New York class action case that are not otherwise covered by insurance.

On December 22, 2015, BGC, JPI, New JP Inc. (“New JPI”), Mr. Gooch, Mr. Heffron, and certain subsidiaries of JPI and BGC entered into a merger agreement providing for the acquisition of JPI by BGC (the “Merger Agreement”).

On January 12, 2016, the JPI merger (the “JPI Merger”) was closed. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity (the “GFI Merger” and, together with the JPI Merger, the “Back-End Mergers”). The Back-End Mergers allowed BGC to acquire the remaining approximately 33 percent of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates now own 100 percent of the outstanding shares of GFI’s common stock.

Under the terms of the Merger Agreement, certain subsidiaries of BGC merged with and into a subsidiary of New JPI, resulting in BGC owning all of the shares of GFI common stock previously owned by JPI. In the JPI Merger, each holder of JPI common stock, other than Messrs. Gooch and Heffron, received per JPI share held an amount equal to (a) $6.10 multiplied by the number of GFI shares held by JPI, less the principal plus accrued interest on the $10.75 million note issued by JPI to BGC on October 6, 2015, divided by (b) the number of outstanding shares of New JPI common stock. This amount was paid 30 percent in cash and 70 percent in shares of BGC Class A common stock, valued at a price of $9.46 per share of BGC Class A common stock, which was the closing price of BGC Class A common stock on the day prior to the date of the TO Agreement. Messrs. Gooch and Heffron received the same amount per JPI share held, subject to certain adjustments, but were paid 100 percent in shares of BGC Class A common stock.

In the GFI Merger, each of the remaining outstanding shares of GFI common stock, other than those held by BGC and its subsidiaries, were converted into the right to receive an amount in cash equal to $6.10 per GFI share. Following the closing of the Back-End Mergers, we now own 100% of the shares.

In total, approximately 23.5 million shares of BGC Class A common stock and $111.3 million in cash are expected to have been issued or paid with respect to the closing of the Back-End Mergers, inclusive of adjustments. The total purchase consideration for all shares of GFI purchased by BGC is expected to be $750.5 million, net of the $250.0 million GFI Note, which is eliminated in consolidation. This figure excludes the $29.0 million gain recorded in the first quarter of 2015 with respect to the appreciation of the 17.1 million shares of GFI held by BGC prior to the successful completion of the tender offer. Including this gain, the calculation of purchase consideration and noncontrolling interest totaled $779.5 million.

As a condition to closing, Messrs. Gooch and Heffron resigned as directors of the board of directors of GFI. Mr. Gooch retains the titles of Vice Chairman of BGC Partners, L.P. and Chairman of the GFI Division, while Mr. Heffron continues to be the CEO of the GFI Division.

Trayport Transaction

On December 11, 2015, certain of our indirect subsidiaries (the “Sellers”) completed the sale (the “Trayport Transaction”) of all of the equity interests in the entities that made up the Trayport business (the “Trayport Business”) to Intercontinental Stock Exchange, Inc. (“ICE”). The Trayport Business was GFI’s European electronic energy software business. The Trayport Transaction occurred pursuant to a Stock Purchase Agreement, dated as of November 15, 2015, by and among the Sellers, ICE, and for certain purposes, us and GFI (the “Trayport Purchase Agreement”). At the closing, the Sellers received 2,527,658 shares of ICE common stock.

Concurrent with the closing, the parties executed certain ancillary agreements, including a transition services agreement, a registration rights agreement with respect to the ICE common stock issued to the Sellers, and an amendment and restatement of the existing Framework Agreement dated September 10, 2015 by and among us, Trayport Limited, and certain affiliates. The amended Framework Agreement has a 10 year term, provides us and our affiliates with a license to use Trayport’s patents, the right to receive contractual terms that are no less favorable than the ones provided by the Trayport Business to another party, provides a framework for the commercial arrangements between us and the Trayport Business and contains certain restrictions on the assignment of such agreement by GFI, us and each of our affiliates to certain enumerated exchanges and competitors of ICE. The Sellers further agreed in the Trayport Purchase Agreement that they will not, subject to certain exceptions, compete with the Trayport Business for two years after closing.

NASDAQ Transaction

On June 28, 2013, we completed the sale (the “NASDAQ Transaction”) of certain assets to NASDAQ. At the closing, NASDAQ purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (the “Purchased Assets”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of NASDAQ common stock to be paid ratably in each of the fifteen years following the closing. The $750 million in cash paid at closing was subject to adjustment for certain pre-paid amounts and accrued costs and expenses, and the 14,883,705 shares of NASDAQ common stock will be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ, as a whole, is equal to or greater than $25 million. On each of November 12, 2013, November 10, 2014 and November 9, 2015, we received 992,247 shares of NASDAQ common stock in accordance with the agreement. The contingent future issuances of NASDAQ common stock are also subject to acceleration upon the occurrence of certain events, including the acquisition by any person of 50% or more of NASDAQ’s stock (including by merger), NASDAQ ceasing to hold Purchased Assets representing 50% or more of the aggregate revenue attributable to the Purchased Assets as of the closing, and the sale of all or substantially all of NASDAQ’s assets, as well as to certain anti-dilution provisions.

As a result of the NASDAQ Transaction, we only sold our on-the-run, benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury notes and bonds. Over time, we had built these six instruments into some of the deepest and most liquid markets in the world. This platform, together with the directly related market data and co-location businesses, generated approximately $99 million in revenues in 2012 and $48.6 million in revenues in the first six months of 2013. We retained all of our other voice, hybrid, and fully electronic trading, market data, and software businesses, including voice, hybrid and electronic brokerage of off-the-run U.S. Treasuries, as well as Treasury Bills, Treasury Swaps, Treasury Repos, Treasury Spreads, and Treasury Rolls. We also continue to offer voice brokerage for on-the-run U.S. Treasuries.

Overview of Our Products and Services

Financial Services

Financial Brokerage

We are focused on serving three principal financial brokerage markets:

•	traditional, liquid brokerage markets, such as government bonds;

•	illiquid markets, such as emerging market bonds and single name credit derivatives; and

•	targeted local markets throughout the world, such as rates products in Brazil.

We provide electronic marketplaces in several financial markets through various products and services, including FENICS, BGC Trader, and several multi-asset hybrid offerings for voice and electronic execution, including BGC’s Volume Match and GFI’s CreditMatch. These electronic marketplaces include government bond markets, interest rate derivatives, spot foreign exchange, foreign exchange derivatives, corporate bonds, and credit derivatives. We believe that we offer a comprehensive application providing volume, access, speed of execution and ease of use. Our trading platform establishes a direct link between our brokers and customers and occupies valuable real estate on traders’ desktop, which is difficult to replicate. We believe that we can leverage our platform to offer fully electronic trading as additional products transition from voice and hybrid trading to fully electronic execution.

We have leveraged our hybrid platform to provide real-time product and pricing information through applications such as BGC Trader. We also provide straight-through processing to our customers for an increasing number of products. Our end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems. Customers can access our trading application through our privately managed global high speed data network, over the Internet, or through third-party communication networks.

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
G-10
Emerging markets
Cross currencies
Exotic options
Spot FX
Emerging market FX options
Non-deliverable forwards

Energy and Commodities (OTC and listed derivatives)	Electricity
Natural Gas
Coal
Base and precious metals
Refined and crude oil
Emissions
Soft commodities

Equities and Other	Equity derivatives
Cash equities
Index futures
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

We offer an FX price discovery, pricing analysis, risk management and trading software used by nearly 2,000 users globally at mid-tier banks, financial institutions and corporate clients. We also offer post-trade services through our Capitalab brand.

Our Software Solutions business provides the software and technology infrastructure for the transactional and technology related elements of the Freedom International Brokerage Company (“Freedom”) marketplace as well as certain other services in exchange for specified percentages of transaction revenue from the marketplace. Our Software Solutions revenues from February 27, 2015 through December 11, 2015, included results from GFI’s Trayport Business, which was sold to ICE as described above.

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

As of December 31, 2015, we owned and operated over 90 offices in the U.S. We generate revenues from commissions on real estate transactions, management fees on a contractual and per project basis and consulting fees.

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

Outside of the Americas, we are associated with London-based Knight Frank LLP (“Knight Frank”), which operates on a similar collaborative and cross-referral basis. Knight Frank is a leading independent, global real estate consultancy firm providing integrated prime and commercial real estate services, operating in over 250 key office hubs across Europe, the Middle East, Asia, Australia and Africa.

NGKF operates under its own brand name as well as variations, such as Newmark Cornish & Carey and ARA, a Newmark Company, in select markets and service lines. NGKF has consistently won a number of U.S. industry awards and accolades in recognition of its performance and achievements. These include:

•	Ranked #3 Top Brokerage Firm, National Real Estate Investor, 2015;

•	Ranked #1 Tenant Representation, New York Law Journal, 2015; also Ranked #3 Best Realty Services Provider and # 3 Best Commercial Real Estate Property Management Firm, New York Law Journal, 2015;

•	Ranked #3 Top Brokerage Firm, Commercial Property Executive, 2015;

•	Ranked #3 Top Brokers of Multihousing Properties, ARA, A Newmark Company, Real Estate Alert, First Half 2015;

•	Ranked #3 New York’s Largest Commercial Property Managers, Crain’s New York Business, 2015;

•	Ranked Top 100 Global Outsourcing Firms, International Association of Outsourcing Professionals, 2015;

•	Ranked #1 Commercial Real Estate Firms, Newmark Cornish & Carey, Silicon Valley Business Journal, 2015; and

•	Ranked Top 10 in Sales Volume, Real Capital Analytics Survey, 2015.

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

We offer a diverse range of real estate brokerage and transactional services, including:

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

Real Estate Management Services

Through our NGKF brand, we have the ability to provide commercial property and facility management services to tenants, owners and landlords. We offer a diverse range of management services to clients, many of whom also use our real estate brokerage services, including:

•	Property and Facilities Management. NGKF manages a broad range of properties, including headquarters, facilities and office space, for a broad cross section of companies, including Fortune 500 and Forbes Global 2000 companies. We manage the day-to-day operations and maintenance for urban and suburban commercial properties of most types, including office, industrial, data centers, healthcare, retail, call centers, urban towers, suburban campuses, and landmark buildings. Property management services include building operations and maintenance, leasing, vendor and contract negotiation, project oversight and value engineering, labor relations, property inspection/quality control, property accounting and financial reporting, cash flow analysis, financial modeling, lease administration, due diligence, and exit strategies. Facilities management services also include facility audits and reviews, energy management services, janitorial services, mechanical services, bill payment, maintenance, project management, and moving management. As of December 31, 2015, NGKF-owned offices managed approximately 155 million square feet.

•	Global Corporate Services. NGKF provides what we believe are comprehensive, beginning-to-end corporate services solutions for clients. We thoroughly assess clients’ business objectives and long-term goals, and then implement real estate and operational strategies designed to reduce costs and increase flexibility and profitability for clients regarding their real estate needs. Services include brokerage services, account management, transition management, lease administration, operations consulting, transaction management, financial integration, project management, portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, operations and industrial consulting, and facilities management. Our real estate business utilizes a variety of proprietary technology tools to facilitate provision of transaction and management services to our clients. For example, our global corporate services professionals utilize our proprietary NGKF Vision Tool, which provides data integration, analysis and reporting, as well as the capability to analyze potential “what if” scenarios to support client decision-making. Our proprietary NGKF Analytics solution integrates data from client HR and ERP systems, government, Internet sources and NGKF internal databases to support our professionals in providing information analysis and insight to clients in managing their portfolios. Through our Computerized Facility Integration business (“CFI”), we offer real estate strategic consulting and systems integration services. CFI’s global clients include many Forbes 2000 companies, owner-occupiers, government agencies, healthcare, and higher education clients. CFI provides corporate real estate, facilities management, enterprise asset management information consulting, and technology solutions that we believe yield hundreds of millions of dollars in cost-savings for its client base on an annual basis.

Customers

In Financial Services, we primarily serve the wholesale and/or inter-dealer markets, including many of the world’s largest banks that regularly trade in capital markets, brokerage houses, investment firms, hedge funds, and investment banks. Customers using our branded products and services also include professional trading firms, futures commission merchants and other professional market participants and financial institutions. Our market data products and services are available through many platforms and are available to a wide variety of capital market participants, including banks, investment banks, brokerage firms, asset managers, hedge funds, investment analysts and financial advisors. We also license our intellectual property portfolio and Software Solutions to various financial markets participants. For the year ended December 31, 2015, our top ten Financial Services customers, collectively, accounted for approximately 16.4% of our total revenue on a consolidated basis, and our largest customer accounted for approximately 2.0% of our total revenue on a consolidated basis.

In our Real Estate Services segment, our customers include a full range of real estate owners, tenants, investors, lenders and multi-national corporations in the markets we serve. For the year ended December 31, 2015, our top ten Real Estate Services customers, collectively, accounted for approximately 2.9% of our total revenue on a consolidated basis, and our largest customer accounted for approximately 0.6% of our total revenue on a consolidated basis.

Sales and Marketing

Financial Services

In our Financial Services segment, our brokers and salespeople are the primary marketing and sales resources to our customers. Thus, our sales and marketing program is aimed at enhancing the ability of our brokers to cross-sell effectively in addition to informing our customers about our product and service offerings. We also employ product teams and business development professionals. We leverage our customer relationships through a variety of direct marketing and sales initiatives and build and enhance our brand image through marketing and communications campaigns targeted at a diverse audience, including traders, potential partners and the investor and media communities. We may also market to our existing and prospective customers through a variety of co-marketing/co-branding initiatives with our partners.

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

Our market data, software solutions, and post-trade products and services are promoted to our existing and prospective customers through a combination of sales, marketing and co-marketing campaigns.

Real Estate Services

Sales and marketing efforts for our Real Estate Services business occur on several interrelated levels. Our Real Estate Services marketing team seeks to develop the NGKF brand and to highlight its expansive platform while reinforcing NGKF’s position as a leading commercial real estate services firm in the U.S. This is accomplished through media relations, industry sponsorships, and sales collateral and targeted advertising in trade and business publications. We believe that an emphasis on our Real Estate Services businesses’ unique capabilities and specialty groups, such as Capital Markets, Office, Retail, Industrial, Healthcare, Hospitality and Global Corporate Services, enables us to demonstrate our strengths and differentiate ourselves from our competitors. These multi-market business groups provide customized collateral, website and technology solutions that address specific client needs. On a local level, NGKF offices (including those owned by us and independently-owned offices) have access to tools and templates that arm NGKF sales professionals with the market knowledge we believe is necessary to educate and advise clients, and also to bring properties to market quickly and effectively. This includes proprietary research and analyses, web-based marketing systems, and ongoing communications and training about the firm’s depth and breadth of services. Our Real Estate Services business provides marketing services and materials to certain independently owned offices as part of their overall agreement allowing them to use NGKF’s branding. We also benefit from shared referrals and materials from local offices.

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

Inter-Dealer and Wholesale Trading Technology. We utilize a sophisticated proprietary electronic trading platform to provide execution and market data services to our customers. The services are available through our proprietary API, FIX and a multi-asset proprietary trading platform, operating under names including BGC Trader, CreditMatch and FENICS. This platform presently supports a wide and constantly expanding range of products and services, which includes FX Options, European corporate bonds, European CDS, interest rate swaps in multiple currencies, US REPO, TIPS, MBS, and other products. Every product on the platform is supported in either view-only, hybrid/managed or fully electronic mode, and can be transitioned from one mode to the next in response to market demands. The flexible BGC technology stack is designed to support feature-rich workflows required by the hybrid mode as well as delivering high throughput and low transaction latency required by the fully-electronic mode. Trades executed by our customers in any mode are eligible for immediate electronic confirmation through direct straight-through processing (“STP”) links as well as STP hubs. The BGC trading platform services are operated out of several globally distributed data centers and delivered to customers over BGC’s global private network, third-party connectivity providers as well as the Internet. BGC’s proprietary graphical user interfaces and the API/FIX connectivity are deployed at hundreds of major banks and institutions and service thousands of users.

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

Systems Architecture. Our systems consist of layered components, which provide matching, credit management, market data distribution, position reporting, customer display and customer integration. The private network currently operates from three concurrent core data centers (two of which are in London and one of which is in Trumbull, Connecticut) and six hub cities throughout the world acting as distribution points for all private network customers. After June 2015, we transferred the Rochelle Park data center to a co-location center in Weehawken, New Jersey. Our network hubs beyond the core data centers are in Chicago, Hong Kong, Săo Paolo, Singapore, Tokyo and Toronto. The redundant structure of our system provides multiple backup paths and re-routing of data transmission in the event of failure.

In addition to our own network system, we also receive and distribute secure trading information from customers using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global customers.

Software Development

We devote substantial efforts to the development and improvement of our hybrid and electronic marketplaces and licensed software products and services. We work with our customers to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing. As of December 31, 2015, we employed over 400 technology professionals.

Our Intellectual Property

We have adopted a comprehensive intellectual property program to protect our proprietary technology. We currently have licenses covering various Cantor patents in the United States, including patents relating to (i) a system and method for auction-based trading of specialized items such as fixed income instruments and (ii) a fixed income portfolio index processor. Foreign counterpart applications for some of these U.S. patents have been filed.

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

We also have investments in marketable equity securities, which are publicly traded, and which had a fair value of $650.4 million as of December 31, 2015. These include the shares of common stock of NASDAQ that we received in exchange for a portion of our electronic benchmark Treasury platform and the shares of the common stock of ICE that we received in exchange for Trayport. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities.

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

Further, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology to maintain the confidentiality, integrity and availability of our and our clients’ information, the nature of the threats continue to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attacks and other events that could have an adverse security impact. There have also been an increasing number of malicious cyber incidents in recent years in various industries, including ours. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our businesses, could present risks to our operations.

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

Interest Rate Risk

We had $840.9 million in fixed-rate debt outstanding as of December 31, 2015. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

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

Competition

Financial Services

We encounter competition in all aspects of our businesses. In our Financial Services businesses, we compete primarily with other inter-dealer or wholesale brokers, including for brokers, salespeople, and suitable acquisition candidates. Our existing and potential competitors are numerous and include other inter-dealer brokerage firms, multi-dealer trading companies, financial technology companies and market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, consortia, business-to-business marketplace infrastructure companies and niche market energy and other commodity Internet-based trading systems.

Inter-Dealer or Wholesale Financial Brokers

Our Financial Services segment primarily competes with three major, diversified inter-dealer and/or wholesale financial brokers. These include ICAP plc (“ICAP”), Tullett Prebon plc (“Tullett”) and Compagnie Financière Tradition (which is majority owned by Viel & Cie) (“Tradition”), all of which are currently publicly traded companies. Other such competitors include a number of smaller, private firms that tend to specialize in specific product areas or geographies. In November 2015, ICAP and Tullett announced an agreement whereby Tullett will purchase ICAP’s global hybrid voice brokering and information business. On January 12, 2016, we completed the merger with GFI by acquiring 100% of GFI’s outstanding shares. See “Item 1-Acquisition of GFI Group Inc.” On January 15, 2015 we entered into a settlement agreement with Tullett that resolved all 10 outstanding lawsuits between the two companies. In exchange for our settlement payment, we agreed with Tullett for a period of one year not to hire senior employees, including desk heads, of the other party and its subsidiaries. This agreement expired in January 2016.

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

Market Data and Financial Software Vendors

The majority of our large inter-dealer and wholesale financial broker competitors also sell proprietary market data and information, which competes with our market data offerings. In addition to direct sales, we resell market data through large market data and information providers. These companies have established significant presences on the vast majority of trading desks in our industry. Some of these market data and information providers, such as Bloomberg L.P. and Thomson Reuters Corporation, include in their product mix electronic trading and execution of both OTC and listed products in addition to their traditional market data offerings.

Exchanges and Other Trading Platforms

Although our businesses will often use exchanges to execute transactions brokered in both listed and OTC markets, we believe that exchanges have sought and will seek to migrate products traditionally traded in OTC markets by inter-dealer and/or wholesale financial brokers to exchanges. However, we believe that when a product goes from OTC to exchange-traded, the underlying or related OTC market often continues to experience growth in line with the growth of the exchange-traded contract. In addition, ICE operates both regulated exchanges and OTC execution services, and in the latter it competes directly with inter-dealer and/or wholesale financial brokers in energy, commodities, and credit products. ICE entered these OTC markets primarily by acquiring independent OTC brokers, and we believe that it is likely ICE or other exchange operators may seek to compete with us in the future by acquiring other such brokers, by creating futures products designed to mimic OTC products, or through other means. Further, ICE also operates a swap execution facility (“SEF”), as does Tradeweb Markets LLC (“Tradeweb”) and we expect that other exchanges may also seek to do so.

In addition to exchanges, other electronic trading platforms which currently operate in the dealer-to-client markets, including those run by MarketAxess Holdings Inc., have stated an intention to compete with us in the inter-dealer markets. At the same time, we have begun to offer an increasing number of our services to the customers of firms like MarketAxess.

In connection with the NASDAQ Transaction, we agreed that, for three years after the closing, we and Cantor will not engage in the business of fully electronic brokerage of benchmark on-the-run U.S. Treasuries and certain transactions in first off-the-run U.S. Treasuries, subject to certain exceptions. See “NASDAQ Transaction.” Certain subsidiaries of GFI agreed that, for two years after the closing of the Trayport Transaction, they will not provide software to operate a trading network for certain energy commodities in Europe, substantially as conducted by the Trayport Business at closing, subject to certain exceptions.

Banks and Broker-Dealers

Banks and broker-dealers have in the past created and/or funded consortia to compete with exchanges and inter-dealer brokers. For example, ICAP plc’s inter-dealer businesses for fully electronic trading of U.S. Treasuries and spot foreign exchange both began as dealer-owned consortia before being acquired by ICAP plc. An example of a current and similar consortium is Tradeweb. Currently, several large banks hold stakes in Tradeweb, an Internet-based market intermediary. Thomson Reuters Corporation is Tradeweb’s single largest shareholder. Although Tradeweb operates primarily as a dealer to customer platform, some of its offerings include a voice and electronic inter-dealer platform and a SEF. In addition, Tradeweb’s management has said that it would like to expand into other inter-dealer markets, and as such may compete with us in other areas over time.

In addition, certain investment management firms that traditionally deal with banks and broker-dealers have expressed a desire to have direct access to certain parts of the wholesale financial markets via firms such as ours. We believe that over time, interdealer-brokers will therefore gain a small percentage of the sales and trading market currently dominated by banks and broker-dealers. Since their collective revenues are many times those of the global inter-dealer market, we believe that our gaining a small share of banks and broker-dealers’ revenues would lead to a meaningful increase in our Financial Services revenues.

Overall, we believe that we may also face future competition from market data and technology companies and some securities brokerage firms, some of which are currently our customers, as well as from any future strategic alliances, joint ventures or other partnerships created by one or more of our potential or existing competitors.

Real Estate Services

In our Real Estate Services segment, we compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, capital markets (equity and debt) solutions, development services and proprietary research. Each business discipline is highly competitive on a national, regional and local level. Depending on the geography, property type or service, we face competition from other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our real estate management services business and have recently expanded their offerings. These include companies such as Aramark, ISS A/S, and ABM Industries. We also compete with in-house corporate real estate departments; developers; institutional lenders; insurance companies; investment banking firms; investment managers; and accounting and consulting firms in various parts of our business. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms and are smaller than us, some of these competitors are more entrenched on a local or regional basis. We are also subject to competition from other large multi-national firms that have similar service competencies to ours, including CBRE Group, Inc., Jones Lang LaSalle Inc., Cushman & Wakefield (majority-owned by TPG Capital), and Colliers International. In addition, more specialized firms like HFF, Inc. and Eastdil Secured LLC (part of Wells Fargo & Company) compete with us in certain areas.

Partnership Overview

We believe that our partnership structure is one of the unique strengths of our business. Many of our key brokers, salespeople and other front office professionals have their own capital invested in our business, aligning their interests with our stockholders. Limited partnership interests in BGC Holdings consist of: (i) “founding/working partner units” held by limited partners who are employees; (ii) “limited partnership units,” which consist of a variety of units that are generally held by employees such as REUs, RPUs, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, APSEs, AREUs, ARPUs and NPSUs; (iii) “Cantor units” which are the exchangeable limited partnership interests held by Cantor entities; and (iv) preferred partnership units (“Preferred Units”), which are working partner units that may be awarded to holders of, or contemporaneous with, the grant of REUs, RPUs, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, APSEs, AREUs, ARPUs and NPSUs. For further details, see “Our Organizational Structure.” We also have NPSUs, which are partnership units that are not entitled to participate in partnership distributions, not allocated any items of profit or loss and may not be exchangeable into shares of our common stock. Subject to the approval of the Compensation Committee or its designee, NPSUs are expected to be converted into the underlying unit type and will then participate in Partnership distributions, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations. In addition, we have NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs (collectively, the “N Units”) which are non-distributing partnership units that may not be allocated any item of profit or loss and may not be made exchangeable into shares of our Class A common stock. Subject to the approval of the Compensation Committee or its designee, the N Units are expected to be converted into the underlying unit type (i.e., an NREU will be converted into an REU) and then participate in Partnership distributions, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to us and comply with his or her partnership obligations.

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

The SEC is the federal agency primarily responsible for the administration of federal securities laws, including adopting rules and regulations applicable to broker-dealers (other than government securities broker-dealers) and enforcing both its rules regarding broker-dealers and the Treasury’s rules regarding government securities broker-dealers. In addition, we operate a number of platforms that are governed pursuant to SEC Regulation ATS. Broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business or have registered to do business. In addition, Treasury rules relating to trading government securities apply to such activities when engaged in by broker-dealers. The Commodities Futures Trading Commission (the “CFTC”) is the federal agency primarily responsible for the administration of federal commodities future laws and other acts, including the adoption of rules applicable to Futures Commissions Merchants, Designated Contract Markets (“DCM”) such as ELX, and Swap Execution Facilities (“SEF”) such as BGC Derivative Markets, L.P. and GFI Swaps Exchange LLC.

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

The changing regulatory environment, new laws that may be passed by Congress, and rules that may be promulgated by the SEC, the Treasury, the Federal Reserve Bank of New York, the CFTC, the NFA, FINRA and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, if adopted, may directly affect our operations and profitability and those of our competitors and customers and of the securities markets in which we participate in a way that could adversely affect our businesses.

The SEC, self-regulatory organizations and state securities administrators conduct informal and formal investigations of possible improprieties or illegal action by broker-dealers and their “associated persons,” which could be followed by the institution of administrative, civil and/or criminal proceedings against broker-dealers and/or “associated persons.” Among the sanctions that may result if administrative, civil or criminal proceedings were ever instituted against us or our “associated persons” are injunctions, censure, fines, penalties, the issuance of cease-and-desist orders or suspension or expulsion from the industry and, in rare instances, even imprisonment. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets, rather than to protect broker-dealers or their creditors or equity holders. From time to time, our “associated persons” have been and are subject to routine investigations, none of which to date have had a material adverse effect on our businesses, financial condition, results of operations or prospects.

In light of recent events in the U.S. and global financial markets, regulators and legislators in the U.S. and European Union (“EU”) continue to craft new laws and regulations for the global OTC derivatives markets, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law in July 2010. The Dodd-Frank Act mandates or encourages several reforms regarding derivatives, including new regulations for swaps markets creating impartiality considerations, additional pre- and post-trade transparency requirements, and heightened collateral or capital standards, as well as recommendations for the obligatory use of central clearing for most standardized derivatives. The law also requires that standardized OTC derivatives be traded in an open and non-exclusionary manner on a DCM or a SEF. The SEC is still in the process of finalizing rules for the implementation of these requirements and it is anticipated that the SEC will release their rule set surrounding SEFs in the first half of 2016. The actual implementation of such rules may be phased in over a longer period.

Similarly, while the recently adopted Volcker Rule will not apply directly to us, the Volcker Rule may have a material impact on many of the banking and other institutions with which we do business or compete. There may be continued uncertainty regarding the Volcker Rule, its impact on various affected businesses, how those businesses will respond to it, and the effect that it will have on the markets in which we do business.

BGC Derivative Markets, L.P. (“BGC Derivative Markets”), and GFI Swaps Exchange LLC, our subsidiaries, began operating as SEFs on October 2, 2013. Both BGC Derivative Markets and GFI Swaps Exchange received permanent registration approval from the CFTC as SEFs on January 22, 2016. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized with implementation periods in 2016 and beyond. BGC also maintains its ownership stake in ELX, a CFTC-approved DCM. We believe that our relative competitive position is strong in this new environment, and that we will gain market share in the U.S. This is because the new rules not only require OTC market execution venues to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, but also because recent revisions to the execution methodology rules will allow elements of voice brokerage to flourish. We are a leader in both the breadth and scale of our hybrid and fully electronic trading capability, and we expect to outperform our competitors in such an environment.

U.K. and European Regulation

The Financial Conduct Authority (“FCA”) is the relevant statutory regulator for the United Kingdom financial services industry. The FCA was established in 2013, and superseded the former regulatory agency, the Financial Services Authority (“FSA”). The FCA’s objectives are to protect customers, maintain the stability of the financial services industry and promote competition between financial services providers. It has broad rule-making, investigative and enforcement powers derived from the Financial Services and Markets Act 2000 and subsequent and derivative legislation and regulations.

The FCA has continued to implement the far-reaching reform rules initiated by the FSA, that are designed to enhance firms’ liquidity risk management practices, based on the lessons learned since the start of the credit crisis in 2007, as well as a regulatory model with a clear internal separation of conduct of business and prudential regulation. Implications of these rules include better liquidity risk management capability (including the use of stress testing and contingency funding plans (“CFP”), less reliance on short-term wholesale funding, and a heightened reliance on higher amounts and quality of liquid asset securities (such as government securities), leading to an increased likelihood of surviving a severe liquidity stress event with the overarching principles being self-sufficiency and adequacy of liquid resources. Currently, we have subsidiaries and branches regulated by the FCA (BGC Brokers L.P., the U.K. branch of Aurel BGC, GFI Securities Ltd. and GFI Brokers Limited).

From time to time, we have been and are subject to periodic examinations, inspections and investigations, including periodic risk assessment and related reviews of our U.K. group. As a result of such reviews, we may be required to include or enhance certain regulatory structures and frameworks in our operating procedures, systems and controls. We are also required to obtain approval from the FCA to acquire control of U.K. regulated firms. See “Acquisition of GFI Group Inc.”

On November 19, 2014, we announced that we had resolved matters with the FCA regarding our acquisition of a stake in GFI Group exceeding 10% without first informing and seeking the approval of the FCA in breach of certain U.K. controller requirements. This was a breach of U.K. regulatory law. The FCA had taken the view that it was not appropriate in this specific case for it to take any formal action. On November 19, 2014, we also announced that we had received approval from the FCA to acquire control of GFI and thereby take control of the U.K. regulated firms within GFI. We have also received similar approvals in Hong Kong and Singapore. Additional approvals were granted in connection with the Back-End Mergers in December 2015. See “Acquisition of GFI Group Inc.”

Increasingly, the FCA has developed a practice of requiring senior officers of regulated firms to provide individual attestations or undertakings as to the status of the firm’s control environment, compliance with specific rules and regulations, or the completion of required tasks. Officers of BGC Brokers L.P. and GFI Brokers Limited have given such attestations or undertakings in the past and may do so again in the future. Similarly, the FCA can seek a voluntary requirement notice (“VREQ”), which is a voluntary undertaking on behalf of a firm that is made publicly available on the FCA’s website. In 2014, the FCA issued industry-wide interpretive guidance on the management of potential conflicts pursuant to the VREQ process.

Recent European Regulatory Developments

The European Market Infrastructure Regulation on OTC derivatives, central counterparties and trade repositories (“EMIR”) was adopted in July 2012. EMIR fulfills several of the EU’s G20 commitments to reform OTC derivatives markets. The reforms are designed to reduce systemic risk and bring more transparency to both OTC and listed derivatives markets. EMIR derivatives rules will apply initially to financial and non-financial firms that are counterparties to derivatives contracts in the EU and later to those trading outside the EU under certain circumstances.

The first compliance obligations for EMIR came into force in mid-March 2013 with the adoption of certain regulatory technical standards and implementing technical standards which included timely confirmations. Risk mitigation techniques for uncleared OTC derivatives became effective September 15, 2013 and comprised ISDA portfolio reconciliation, dispute resolution and disclosure protocol. The trade reporting for OTC derivative contracts to be reported to a Trade Repository (“TR”) came into effect in phases during February to August 2014. By February 2017, all OTC derivative contracts entered into before or after August 16, 2012 and no longer outstanding as of February 12, 2014 are to be reported to a TR. In October 2014, the European Commission adopted its first “equivalence” decisions for the regulatory regimes of central counterparties in Australia, Hong Kong, Japan and Singapore. The central counterparties in these third country jurisdictions will be able to obtain recognition in the EU and can therefore be used by market participants to clear standardized OTC derivatives as required by EU legislation, while remaining subject solely to the regulation and supervision of their home jurisdiction. In July 2013, the European Commission and the CFTC announced the “Path Forward” on the alignment of OTC derivatives regulations between the two jurisdictions. For the EU, this involves the implementation of EMIR and proposed amendments to the European Commission’s Markets in Financial Instruments Directive (“MiFID”).

Along with the implementation of EMIR reporting requirements, the Regulation on Wholesale Energy Markets Integrity and Transparency (“REMIT”) Implementation Acts became effective on January 7, 2015. The REMIT Implementing Acts developed by the European Commission define the details of reporting under REMIT, drawing up the list of reportable contracts and derivatives; defining details, timing and form of reporting, and establishing harmonized rules to report that information to the Agency for the Cooperation of Energy Regulators (“ACER”). They enable ACER to collect information in relation to wholesale energy market transactions and fundamentals through the Agency’s REMIT Information System (ARIS), to analyze this data to detect market abuse and to report suspicious events to the National Competent Authorities, which are responsible for investigating these matters further, and if required, imposing sanctions. Market participants and third parties reporting on their behalf have had to: (i) by October 7, 2015, report transactions executed at organized market places and fundamental data from the central information transparency platforms; and (ii) by April 7, 2016, report transactions in the remaining wholesale energy contracts (OTC standard and non-standard supply contracts, transportation contracts) and additional fundamental data.

To achieve a high level of harmonization and convergence in regular supervisory reporting requirements, the Committee of European Banking Supervisors (“CEBS”) issued guidelines on prudential reporting with the aim of developing a supervisory reporting framework based on common formats, known as COREP. COREP has become part of European Banking Authorities’ implementing technical standards on reporting. In addition, guidelines on Financial Reporting covering consolidated and sub-consolidated financial reporting for supervisory purposes based on International Financial Reporting Standards are being developed, known as FINREP. These initiatives will impact the nature, timing and extent of regulatory reporting for our European regulated group.

Basel III (or the Third Basel Accord) is a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk scheduled to be introduced by bank regulators in most, if not all, of the world’s major economies by 2019. Basel III is designed to strengthen bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. The adoption of these proposed rules could restrict the ability of our large bank and broker-dealer customers to operate proprietary trading businesses and to maintain current capital market exposures under the present structure of their balance sheets, and will cause these entities to need to raise additional capital in order to stay active in our marketplaces.

Much of our global derivatives volumes continue to be executed by non-U.S.-based clients outside the U.S. and subject to local prudential regulations. As such, we also continue to operate our Multilateral Trading Facility (“MTF”) in accordance with EU directives as licensed by the FCA. The final draft of the European Commission’s Markets in Financial Instruments Directive Level 2 Regulatory Technical Standards (“MiFID II”) was published by the European Securities and Markets Authority (“ESMA”) in September 2015 where implementation is now expected to commence in January 2018. MiFID II will have a particularly significant impact in a number of key areas, including corporate governance, transaction reporting, pre- and post-trade transparency, technology synchronization, best execution and investor protection. MiFID II will also introduce a new regulated execution venue category known as the Organized Trading Facility (“OTF”) and there is currently expected to be a joint equivalence assessment by EU and non-EU jurisdictions for granting mutual access to their respective domestic marketplaces.

We are unable to predict how any of these new laws and proposed rules and regulations will be implemented or in what form, or whether any additional or similar changes to statutes or rules and regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways, subject us to the risk of fines, sanctions, enhanced oversight, increased financial and capital requirements and additional restrictions or limitations on our ability to conduct or grow our businesses, and could otherwise have an adverse effect on our businesses, financial condition, results of operations and prospects. We believe that uncertainty and potential delays around the final form of such new rules and regulations might take may negatively impact our customers and trading volumes in certain markets in which we transact. Increased capital requirements may also diminish transaction velocity. While the broad framework of proposed rules and regulations is known, we believe that it remains premature to know conclusively the specific aspects of the U.S. and E.U. proposals that may directly affect our businesses, as some proposals have not yet been finalized and others which have been proposed remain subject to supervisory debate. While we generally believe the net impact of the rules and regulations may be positive for our businesses, unintended consequences of the rules and regulations may materially adversely affect us in ways yet to be determined.

Other Financial Services Regulation

Our subsidiaries that have foreign operations are subject to regulation by the relevant regulatory authorities and self-regulatory organizations in the countries in which they do business. The following table sets forth certain jurisdictions, other than the United States, in which we do business and the applicable regulatory authority or authorities of each such jurisdiction:

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations
Argentina	Comisión Nacional de Valores

Australia	Australian Securities and Investments Commission and Australian Securities Exchange

Brazil	Brazilian Securities and Exchange Commission, the Central Bank of Brazil and BM&F BOVESPA

Canada	Ontario Securities Commission, Autorite des Marches Financiers (Quebec)

Chile	Superintendencia de Valores y Seguros

China	China Banking Regulatory Commission, State Administration of Foreign Exchange

Columbia	Superintendencia Financiera de Columbia

Dubai	Dubai Financial Supervisory Authority

France	Banque de France and subsidiary agencies, CECEI (Comité des Établissements de Crédit et des Entreprises d’investissement), CCLRF (Comité Consultatif de la Législation et de la Réglementation Financière), Commission Bancaire and AMF (Autorité des Marchés Financiers)

Hong Kong	Hong Kong Securities and Futures Commission and The Hong Kong Monetary Authority

Japan	Japanese Financial Services Agency, Japan Securities Dealers Association and the Securities and Exchange Surveillance Commission

Korea	Ministry of Strategy and Finance, The Bank of Korea, The Financial Services Commission and The Financial Supervisory Service

Mexico	Banking and Securities National Commission

Peru	Ministerio de Economica y Finanzas

Philippines	Securities and Exchange Commission

Russia	Federal Service for Financial Markets

Singapore	Monetary Authority of Singapore

South Africa	Johannesburg Stock Exchange

Switzerland	Swiss Federal Banking Commission

Turkey	Capital Markets Board of Turkey

United Kingdom	Financial Conduct Authority

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

Four of our subsidiaries, BGCF, GFI Securities LLC, Kyte Securities LLC and Mint, are registered with the SEC and are subject to the Uniform Net Capital Requirements. As FCMs, BGCF and Mint are also subject to CFTC minimum capital requirements. BGCF is also a member of the FICC, which imposes capital requirements on its members. We also hold a 49% limited partnership interest in Aqua, a U.S. registered broker-dealer and ATS. In addition, our SEFs, BGC Derivative Markets and GFI Swaps Exchange, are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.

Compliance with the Uniform Net Capital Requirements may limit the extent and nature of our operations requiring the use of our registered broker-dealer subsidiaries’ capital, and could also restrict or preclude our ability to withdraw capital from our broker-dealer subsidiaries or SEFs.

Non-U.S.

Our international operations are also subject to capital requirements in their local jurisdictions. BGC Brokers L.P., BGC European Holdings, L.P., GFI Brokers Limited and GFI Securities Limited, which are based in the United Kingdom, are subject to capital requirements established by the FCA. The FCA applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital and liquidity requirements enforced by the FCA have undergone significant changes in response to the current regulatory landscape, and our U.K. businesses are now required to maintain significantly higher regulatory capital than they have in the past.

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. In Hong Kong, BGC Securities (Hong Kong), LLC and GFI (HK) Securities LLC are regulated by the Securities and Futures

Commission. BGC Capital Markets (Hong Kong), Limited and GFI (HK) Brokers Ltd, are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited, BGC (Securities) and GFI Australia Pty Ltd.; in Japan, BGC Shoken Kaisha Limited’s Japanese branch; in Singapore, BGC Partners (Singapore) Limited, BGC Securities (Singapore) Ltd and GFI Group PTE Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, the LCH (LIFFE/LME) clearing organization, of which BGC LP is a member, also imposes minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil) has net capital requirements imposed upon it by local regulators.

We had net assets in our regulated subsidiaries of $510.1 million and $336.8 million for the years ended December 31, 2015 and 2014, respectively.

Employees

As of December 31, 2015, we had 7,841 total employees, of which approximately 51% were primarily focused on our Financial Services segment and approximately 49% on our Real Estate Services segment.

As of the same date, we had 3,855 brokers, salespeople, managers and other front-office personnel, of which 2,454 worked in our Financial Services segment and 1,401 in our Real Estate Services segment. Approximately 56% of our brokers, salespeople, managers and other front-office personnel were based in the Americas, and approximately 32% were based in Europe, the Middle East and Africa with the remaining approximately 12% based in the Asia-Pacific region.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of January 31, 2016, there were 242,372,625 shares of our Class A common stock outstanding, of which 22,994,872 shares were held by Cantor and CFGM, Cantor’s managing general partner. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of January 31, 2016, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 62.9% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through January 31, 2016, Cantor has distributed to its current and former partners an aggregate of 20,747,738 shares of Class A common stock, consisting of (i) 19,307,009 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,440,729 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of January 31, 2016, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,859,233 shares of Class A common stock, consisting of 14,064,735 April 2008 distribution rights shares and 1,794,498 February 2012 distribution rights shares.

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

As of January 31, 2016, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 277,220,732 units and 277,220,732 units, representing approximately 67.1% and 67.1% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 135,884,464 units and 135,884,464 units, representing approximately 32.9% and 32.9% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As of January 31, 2016, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 70,413,386 limited partnership units, 14,912,664 founding partner units and 50,558,414 Cantor units.

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

Cantor units are generally exchangeable with us for our Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable founding partner units owned by persons who were previously Cantor partners prior to the separation, none of which was redeemed/exchanged in the Global Partnership Restructuring Program. On November 4, 2015, the Company issued exchange rights with respect to, and Cantor purchased, in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act, an aggregate of 1,775,481 exchangeable limited partnership units in BGC Holdings, as follows: In connection with the redemption by BGC Holdings of an aggregate of 588,356 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $2,114,885, Cantor purchased 554,196 exchangeable limited partnership units from BGC Holdings for an aggregate of $1,933,390 (after offset of a founding partner’s $46,289 debt due to Cantor). In addition, pursuant to the Sixth Amendment to the BGC Holdings Limited Partnership Agreement, on November 4, 2015, Cantor purchased 1,221,285 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $4,639,352 in connection with the grant of exchangeability and exchange of 1,221,285 founding partner units. Exchangeable limited partnership units held by Cantor are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of Class A common stock of the Company.

As of January 31, 2016, there were 219,270 non-exchangeable founding partner units with respect to which Cantor had the right to acquire an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings will be allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of January 31, 2016, there were 14,980,662 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

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

On June 5, 2015, we entered into an agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of Class B common stock. These shares of Class B common stock represent the remaining 34,649,693 authorized but unissued shares of Class B common stock available under our Amended and Restated Certificate of Incorporation. The exchange agreement will enable the Cantor entities to acquire the same number of shares of Class B common stock that they are already entitled to acquire without having to exchange their exchangeable limited partnership units in BGC Holdings. Our Audit Committee and full Board of Directors determined that it was in the best interests of us and our stockholders to approve the exchange agreement because it will help ensure that Cantor retains its exchangeable limited partnership units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees. We and Cantor have agreed that any shares of Class B common stock issued in connection with the exchange agreement would be deducted from the aggregate number of shares of Class B common stock that may be issued to the Cantor entities upon exchange of exchangeable limited partnership units in BGC Holdings. Accordingly, the Cantor entities will not be entitled to receive any more shares of Class B common stock under this agreement than they were previously eligible to receive upon exchange of exchangeable limited partnership units.

On November 4, 2015, partners of BGC Holdings approved the Eleventh Amendment to the Agreement of Limited Partnership of BGC Holdings (the “Eleventh Amendment”) effective as of October 1, 2015. In order to facilitate partner compensation and for other corporate purposes the Eleventh Amendment created five new classes of non-distributing partnership units (“N Units”), which are Working Partner Units. These new N Units carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs. The N Units are not entitled to participate in Partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of the Company’s Class A common stock. Subject to the approval of the Compensation Committee or its designee, the N Units are expected to be converted into the underlying unit type (i.e. an NREU will be converted into an REU) and will then participate in Partnership distributions, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations. The Eleventh Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

The following diagram illustrates our organizational structure as of January 31, 2016. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Class A common stock (8.3% of economics and 3.9% of voting power of BGC Partners, Inc.) and Class B common stock (12.6% of economics and 59.0% of voting power of BGC Partners, Inc.)
• 14.0% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (79.1% of economics and 37.1% of voting power of BGC Partners, Inc.)
• 53.1% indirect economic interest in BGC U.S. and BGC Global
• Limited Partnership Interests (37.2% of economics of BGC Holdings)
• 12.2% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (67.1% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (67.1% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (62.8% of economics of BGC Holdings)
• 20.7% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (32.9% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (32.9% of economics of BGC Global)
BGC U.S.
BGC Global

*	Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 20.9% of the voting power, and the public stockholders would hold 79.1% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) 16,260,160 shares of Class A common stock issuable upon conversion of our 4.50% convertibles notes; (b) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (c) 14,980,662 Preferred Units granted and outstanding to BGC Holdings partners (see “Partnership Structure” herein); (d) 13,676,503 N Units granted and outstanding to BGC Holdings partners; (e) 5,000,000 shares of Class A common stock that we repurchased from Cantor on February 23, 2016; and (f) 970,639 shares of Class A common stock that Cantor donated to The Cantor Fitzgerald Relief Fund on February 23, 2016, and that we repurchased from The Cantor Fitzgerald Relief Fund on February 23, 2016.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2015 through January 31, 2016 as follows: (a) 24,042,599 shares of Class A common stock acquired by Cantor upon conversion of the 8.75% convertible notes into shares of Class A common stock, all of which shares have been registered for resale pursuant to our Registration Statement on Form S-3 (Registration No. 333-204980), none of which shares have been sold under such Registration Statement, and 11,000,000 of which shares have been pledged by Cantor to a bank under such Registration Statement as a security for a loan; (b) 23,481,192 shares of Class A common stock issued on January 12, 2016 to the stockholders of JPI in the Back-End Mergers, which shares have been registered for resale pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-208967); (c) 1,702,836 shares of Class A common stock repurchased by us; (d) 270,422 forfeited shares of Restricted Class A common stock; (e) 418,615 shares of Class A common stock sold by us under the December 2012 sales agreement pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-185110); (f) 6,556,023 shares of Class A common stock sold by us under the November 2014 sales agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-200415), but not the 13,443,977 shares remaining for sale by us under such sales agreement; (g) 1,145,643 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 12,305,353 shares remaining available for issuance by us under such Registration Statement; (h) 44,902 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,767,531 shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (i) 176,045 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 171,268 shares remaining available for sale by selling stockholders under such Registration Statement; (j) 422,488 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,274,549 shares remaining available for sale by selling stockholders under such Registration Statement; (k) 708,136 limited partnership, founding partner and Cantor units redeemed or repurchased by us for cash; and (l) an aggregate of 26,301,065 limited partnership units granted by BGC Holdings.

ITEM 1A.	RISK FACTORS

Any investment in shares of our Class A common stock, our 8.125% Senior Notes, our 5.375% Senior Notes, our 8.375% Senior Notes, our 4.50% Convertible Notes, or our other securities involves risks and uncertainties. The following are important risks and uncertainties that could affect our businesses, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Any of the risks and uncertainties set forth below, should they occur, could significantly and negatively affect our businesses, financial condition, results of operations, and prospects and/or the trading price of our Class A common stock, our 8.125% Senior Notes, our 5.375% Senior Notes, our 8.375% Senior Notes, our 4.50% Convertible Notes, or our other securities.

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

On a consolidated basis, for the twelve months ended December 31, 2015, 59.9% of our total revenues were generated by our Financial Services segment and 38.7% of our total revenues were generated by our Real Estate Services segment, with approximately 1.4% generated within the corporate category. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our products and services and may be similarly impacted by downturns in the commercial real estate markets.

The global financial services and the commercial real estate markets are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services and commercial real estate markets, resulting in reduced transactional volume and profitability for our businesses. These factors include:

•	economic and geopolitical conditions and uncertainties in the United States, Europe and elsewhere in the world, including government deficits, debt and possible defaults, austerity measures, changes in interest rates, and quantitative easing changes, including the level and timing of government debt issuances, purchases and outstanding amounts;

•	possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the federal debt ceiling and federal budget and other potential political impasses;

•	the effect of Federal Reserve Board and other central bank monetary policy, increased capital requirements for banks and other financial institutions, and other regulatory requirements and political impasses;

•	terrorism, war and other armed hostilities;

•	inflation, deflation and wavering institutional and consumer confidence levels;

•	the availability of capital for borrowings and investments by our customers and their customers;

•	the level and volatility of interest rates, foreign currency exchange rates and trading in certain equity, debt and commodity markets;

•	the level and volatility of the difference between the yields on corporate securities being traded and those on related benchmark securities, which we refer to as “credit spreads”;

•	commercial real estate values and transaction volumes; and

•	margin requirements, capital requirements, credit availability, and other liquidity concerns.

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

Any downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies could have material adverse effects on financial and commercial real estate markets and economic conditions in the U.S. and throughout the world and, in turn, could have a material adverse impact on our businesses, financial condition, results of operations, and prospects. Because of the unprecedented nature of any negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our businesses, financial condition, results of operations, and prospects are unpredictable and may not be immediately apparent. Additionally, the negative impact on economic conditions and global markets from further EU sovereign debt matters could adversely affect our businesses, financial condition, results of operations and prospects. Concerns about the EU sovereign debt have caused uncertainty and disruption for financial markets globally, and continued uncertainties loom over the outcome the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles. Any downgrades of the long-term sovereign credit rating of the U.S. and additional EU sovereign debt crises could cause disruption and volatility of financial markets globally and have material adverse effects on our businesses, financial condition, results of operations and prospects.

In recent months, concerns over slowing growth in China, declines in world-wide commodities prices, especially for oil, and unusual volatility in equity and debt markets have led to uncertainties about the stability of financial markets and the likely responses of governments and central banks. Any one of these factors, or others, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

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

Historically, our business operations have been substantially located in the U.S. and the U.K. While we are expanding our businesses to new geographic areas, we are still highly concentrated in these areas. Because we derived approximately 58.3% and approximately 24.6%, respectively, of our total revenues on a consolidated basis for the year ended December 31, 2015 from our operations in the U.S. and the U.K., respectively, our businesses are exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. If we are unable to identify and successfully manage or mitigate these risks, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

New Opportunities/Possible Transactions and Hires

If we are unable to identify and successfully exploit new product and service and market opportunities, including through hiring new brokers, salespeople, managers and other professionals, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

As more participants enter the markets in which we operate, the resulting competition often leads to lower commissions and fees. This may result in a decrease in revenues in a particular market even if the volumes, prices, or spreads of transactions we handle in that market increases. As a result, our strategy is to broker more transactions, manage more properties and increase market share in existing markets and to seek out new customers and markets. We may face enhanced risks as these efforts to expand our businesses result in our transacting with a broader array of customers and counterparties and expose us to new products and services and markets. Pursuing this strategy may also require significant management attention and hiring expense and potential costs and liability in any litigation or arbitration that may result. We may not be able to attract new customers or brokers, salespeople, managers, or other professionals or successfully enter new markets. In addition, we may be prevented or limited from hiring new brokers, salespeople, managers or other professionals for some period by contract, such as our one-year agreement with Tullett not to hire each other’s employees, including desk heads, which expired in January 2016, or by regulatory restrictions or limitations. If we are unable to identify and successfully exploit new products and services and market opportunities, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

In addition to hiring brokers, salespeople, managers and other professionals, we may pursue strategic alliances, acquisitions, joint ventures or other opportunities, which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, as well as potential regulatory restrictions or limitations, which may limit our number of strategic alliances, acquisitions, joint ventures and other growth opportunities. Such transactions may materially adversely impact our businesses, financial condition, results of operations and prospects.

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

We continue to evaluate and potentially pursue possible strategic alliances, acquisitions, and joint ventures in both of our business segments and to explore opportunities in other industries. Such transactions may be necessary in order for us to enter into or develop new products or services or markets, as well as to strengthen our current ones.

Strategic alliances, acquisitions, joint ventures and new hires involve a number of operational, regulatory, and financial risks and challenges, including:

•	potential disruption of our ongoing businesses and product and service and market development and distraction of management;

•	difficulty retaining and integrating personnel and integrating administrative, operational, financial reporting, internal control, compliance, and other systems;

•	the necessity of hiring additional management and other critical personnel and integrating them into current operations while maintaining legal and regulatory compliance;

•	increasing the scope, geographic diversity and complexity of our operations;

•	potential dependence upon, and exposure to liability, loss or reputational damage relating to systems, controls and personnel that are not under our control;

•	addition of business lines in which we have not previously engaged;

•	potential unfavorable reaction to our strategic alliance, acquisition or joint venture strategy by our customers;

•	to the extent that we pursue opportunities outside the U.S., exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive government actions, as well as the outbreak of hostilities;

•	the upfront costs associated with pursuing transactions and recruiting personnel, which efforts may be unsuccessful;

•	conflicts or disagreements between any strategic alliance or joint venture partner and us;

•	exposure to additional liabilities of any acquired business, strategic alliance or joint venture; and

•	dilution resulting from any issuances of shares of our Class A common stock or limited partnership units in connection with strategic alliances, acquisitions, joint ventures or new hires.

We expect to face competition for acquisition targets, which may limit our number of acquisitions and growth opportunities and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial costs, delays or other operational, regulatory or financial difficulties.

In addition, the acquisition of regulated firms generally requires the consent of the home jurisdiction regulator in which the target is domiciled and those jurisdictions in which the target has regulated subsidiaries. In certain circumstances one or more of these regulators may withhold their consent, impose restrictions or make their consent subject to conditions which may result in increased costs or delays.

In both of our business segments, any future growth will be partially dependent upon the continued availability of suitable transactional candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these transactions. Future transactions and any necessary related financings also may involve significant transaction-related expenses, which include payment of break-up fees, assumption of liabilities, including compensation, severance and lease termination costs, and transaction and deferred financing costs, among others. In addition, there can be no assurance that such transactions will be accretive or generate favorable operating margins. The success of these transactions will also be determined in part by the ongoing performance of the acquired companies and the acceptance of acquired employees of our partnership compensation structure and other variables which may be different from the existing industry standards or practices at the acquired companies.

Management will need to successfully manage the integration of recent acquisitions and future growth effectively. The integration and additional growth may place a significant strain upon our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Our ability to grow depends upon our ability to successfully hire, train, supervise and manage additional employees, expand our operational, financial reporting, compliance and other control systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressure on our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Additionally, managing future growth may be difficult due to our new geographic locations, markets and business lines. As a result of these risks and challenges, we may not realize the full benefits that we anticipate from strategic alliances, acquisitions, joint ventures or new hires. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the integration of acquisitions and future growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.

Liquidity, Funding and Indebtedness

Liquidity is essential to our businesses, and insufficient liquidity could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

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

We are a parent holding company with no direct operations. We conduct substantially all of our operations through our operating subsidiaries. We do not have any material assets other than our direct and indirect ownership in the equity of our subsidiaries, BGC U.S. and BGC Global, and their respective operating subsidiaries. As a result, our operating cash flow is dependent upon the earnings of our subsidiaries. In addition, we are dependent on the distribution of earnings, loans or other payments by our subsidiaries to us. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any of our subsidiaries, we, as an equity owner of such subsidiary, and therefore holders of our securities, including our notes, will be subject to the prior claims of such subsidiary’s creditors, including trade creditors, and any preferred equity holders. Any dividends declared by us, any payment by us of our indebtedness or other expenses, and all applicable taxes payable in respect of our net taxable income, if any, are paid from cash on hand and funds received from distributions, loans or other payments from BGC U.S. and BGC Global. Regulatory, tax restrictions or elections, and other legal or contractual restrictions may limit our ability to transfer funds freely from our subsidiaries. In particular, many of our subsidiaries, including our broker-dealer subsidiaries, are subject to laws, regulations, and self-regulatory organization rules that authorize regulatory bodies to block or reduce the flow of funds to a parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws, regulations and rules may hinder our ability to access funds that we may need to meet our obligations. Certain debt and security agreements entered into by our subsidiaries contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral. To the extent that we need funds to pay dividends, repay indebtedness and meet other expenses, or to pay taxes on our share of BGC U.S.’s and BGC Global’s net taxable income, and either BGC U.S. or BGC Global or their respective subsidiaries are restricted from making such distributions under applicable law, regulations, or agreements, or are otherwise unable to provide such funds, it could materially adversely affect our businesses, financial condition, results of operations and prospects, including our ability to raise additional funding, including through access to the debt and equity capital markets.

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

Our indebtedness, which at January 31, 2016 included $112.5 million aggregate principal amount of 8.125% Senior Notes, $300.0 million aggregate principal amount of 5.375% Senior Notes, $240.0 million aggregate principal amount of 8.375% Senior Notes assumed in the acquisition of GFI, $160.0 million aggregate principal amount of 4.50% Convertible Notes, and $23.0 million in collateralized debt, has important consequences, including:

•	it may limit our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, our operations or businesses;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in the economy or our businesses; and

•	there would be a material adverse effect on our businesses, financial condition, results of operations and prospects if we were unable to service our indebtedness or obtain additional financing or refinance our existing debt on terms acceptable to us.

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

We may incur substantial additional debt in the future, some of which may be secured debt. We are not restricted under the terms of the indentures governing our 8.125% Senior Notes, 5.375% Senior Notes, 8.375% Senior Notes, and 4.50% Convertible Notes from incurring additional debt, securing existing or future debt (with certain exceptions, including to the extent already secured), recapitalizing our debt or taking a number of other actions that are not limited by the terms of our debt instruments that could have the effect of diminishing our ability to make payments on our debt when due.

Our acquisitions may require significant cash resources and may lead to a significant increase in the level of our indebtedness.

Our acquisitions, such as that of GFI or other potential future acquisitions, may lead to a significant increase in the level of our indebtedness. On January 12, 2016, we completed the merger with GFI by acquiring 100 percent of GFI’s outstanding shares. In December 2014, we issued our 5.375% Senior Notes in anticipation of the tender offer which initiated such acquisition. As part of the GFI acquisition, we assumed $240.0 million in aggregate principal amount of GFI 8.375% Senior Notes due July 2018, and $60.0 million in short-term borrowings related to a GFI credit facility, which has since been repaid. In addition, on March 13, 2015, we entered into a secured loan arrangement of $28.2 million under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on April 1, 2019. Partially offsetting these increases to our indebtedness, on April 13, 2015, our $150.0 million of 8.75% Convertible Senior Notes, due April 15, 2015, were fully converted into approximately 24.0 million shares of our Class A common stock, which were issued to Cantor. Further, in December 2015 we completed the sale of our Trayport business in exchange for 2,527,658 shares of Intercontinental Exchange, Inc. (“ICE”) common stock, of which 2,030,203 shares have been sold as of February 22, 2016. We may also enter into other short- or long-term financing arrangements in connection with similar acquisitions which may occur from time to time. In addition, in connection with the GFI acquisition, we incurred substantial non-recurring transaction costs, including break-up fees, assumption of liabilities and expenses, and compensation expenses and we would likely incur similar expenses in connection with other acquisitions. The increased level of our consolidated indebtedness in connection with the GFI acquisition or other potential acquisitions may restrict our ability to raise additional capital on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect our businesses, financial condition, results of operations and prospects.

We may not have the funds necessary to repurchase the 4.50% Convertible Notes upon a fundamental change or the 8.125% Senior Notes, the 5.375% Senior Notes or the 8.375% Senior Notes upon a change of control triggering event as required by the indentures governing these notes.

Holders may require us to repurchase their 4.50% Convertible Notes for cash upon a fundamental change as described in the indentures governing the Convertible Notes. In addition, upon the occurrence of a “change of control triggering event” (as defined in the indentures governing the 8.125% Senior Notes, the 5.375% Senior Notes and the 8.375% Senior Notes), unless we have exercised our right to redeem such notes, holders of the notes will have the right to require us to repurchase all or any part of their notes at a price in cash equal to 100% of the then-outstanding aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient, available financial resources, or would be able to arrange financing, to pay in cash the fundamental change repurchase price in full for the 4.50% Convertible Notes surrendered by the holders or to repurchase the 8.125% Senior Notes, the 5.375% Senior Notes or the 8.375% Senior Notes upon a “change of control triggering event.” A failure by us to repurchase the notes when required would result in an event of default with respect to the notes. In addition, such failure may also constitute an event of default and result in the effective acceleration of the maturity of our other then-existing indebtedness.

The fundamental change provisions in the 4.50% Convertible Notes and the requirement to offer to repurchase the 8.125% Senior Notes, the 5.375% Senior Notes and the 8.375% Senior Notes upon a “change of control triggering event” may delay or prevent an otherwise beneficial takeover attempt of us.

The fundamental change purchase rights in the indentures governing the 4.50% Convertible Notes, which will allow noteholders to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change (as defined in such indentures), along with the provisions requiring an increase in the conversion rate for conversions in connection with make-whole fundamental changes may in certain circumstances delay or prevent a takeover of us and/or the removal of our incumbent management that might otherwise be beneficial to holders of our Class A common stock. In addition, the requirement to offer to repurchase the 8.125% Senior Notes, the 5.375% Senior Notes and the 8.375% Senior Notes upon a “change of control triggering event” may in certain circumstances delay or prevent a takeover of us and/or the removal of incumbent management that might otherwise be beneficial to investors in our Class A common stock.

Conversion of the 4.50% Convertible Notes may dilute the ownership interest of existing Class A common stockholders, and sales of the underlying shares may depress the market price of our Class A common stock.

The conversion of some or all of the 4.50% Convertible Notes may dilute the ownership interests of existing Class A common stockholders, including as a result of any adjustment to the conversion rate on the notes due to our payment of cash dividends above a specified rate. Any sales in the public market of any shares of our Class A common stock issuable upon conversion could depress the market price of our Class A common stock.

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

It is possible that third parties may copy or otherwise obtain and use our proprietary technologies without authorization or otherwise infringe on our rights despite our precautions. Unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. We cannot ensure that our intellectual property rights are sufficient to protect our competitive advantages or that any particular patent, copyright, or trademark is valid and enforceable, and all patents ultimately expire. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws in the U.S., or at all. Any significant impairment of our intellectual property rights could harm our businesses or our ability to compete. For example, reductions in the legal protection for software intellectual property rights could materially adversely affect our revenues.

Protecting our intellectual property rights is costly and time consuming. Many companies, including those in the computer and financial services industries own large numbers of patents, copyrights, and trademarks and sometimes file lawsuits based on allegations of infringement or other violations of intellectual property rights. In addition, over the past few years there has been a proliferation of patents applicable to these industries and a substantial increase in the number of such patent applications filed. Under current law, U.S. patent applications typically remain secret for 18 months or, in some cases, until a patent is issued. Because of technological changes in these industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and services may unknowingly infringe existing patents or other intellectual property rights of others. Although we have taken steps to protect ourselves, there can be no assurance that we will be aware of all patents, copyrights or trademarks that may pose a risk of infringement by our products and services. Generally, it is not economically practicable to determine in advance whether our products or services may infringe the present or future rights of others.

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

We may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the rights of others or defend against claims of infringement or invalidity. Any such claims or litigation, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, and the attention of management, any of which could materially negatively affect our businesses. Responding to these claims could also require us to enter into royalty or licensing agreements with the third parties claiming infringement, stop selling or redesign affected products or services or pay damages on our own behalf or to satisfy indemnification commitments with our customers. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us, and may cause our operating margins to decline.

If our software licenses from third parties are terminated or adversely changed or amended or contain material defects or errors, or if any of these third parties were to cease doing business or if products or services offered by third parties were to contain material defects or errors, our ability to operate our businesses may be materially adversely affected.

We license databases and software from third parties, much of which is integral to our systems and our businesses. The licenses are terminable if we breach our obligations under the license agreements. If any material licenses were terminated or adversely changed or amended, if any of these third parties were to cease doing business or if any licensed software or databases licensed by these third parties were to contain material defects or errors, we may be forced to spend significant time and money to replace the licensed software and databases, and our ability to operate our businesses may be materially adversely affected. Further, any errors or defects in third-party services or products (including hardware, software, databases, cloud computing and other platforms and systems) or in services or products that we develop ourselves, could result in errors in, or a failure of our services or products, which could harm our business. Although we take steps to locate replacements, there can be no assurance that the necessary replacements will be available on acceptable terms, if at all. There can be no assurance that we will have an ongoing license to use all intellectual property which our systems require, the failure of which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Defects or disruptions in our technology or services could diminish demand for our products and service and subject us to liability.

Because our technology, products and services are complex and use or incorporate a variety of computer hardware, software and databases, both developed in-house and acquired from third party vendors, our technology, products and services may have errors or defects. Errors and defects could result in unanticipated downtime or failure, and could cause financial loss and harm to our reputation and our business. We have from time to time found defects and errors in our technology, products and service and defects and errors in our technology, products or services may be detected in the future. In addition, our customers may use our technology, products and services in unanticipated ways that may cause a disruption for other customers. Furthermore, as we acquire companies, we may encounter difficulty in incorporating the acquired technologies and maintaining the quality standards that are consistent with our technology, products and services. Since our customers use our technology, products and services for important aspects of their business and for financial transactions, any errors, defects, or disruptions in such technology, products and services or other performance problems with our technology, products and services could subject our customers to financial loss and hurt our reputation.

IT Systems and Cybersecurity Risks

If we experience computer systems failures or capacity constraints, our ability to conduct our business operations could be materially harmed.

If we experience computer systems failures or capacity constraints, our ability to conduct our business operations could be harmed. We support and maintain many of our computer systems and networks internally. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner, could have a material adverse effect on our ability to conduct our business operations.

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

We may experience additional systems failures in the future from power or telecommunications failures, acts of God or war, weather-related events, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, cyber-attacks, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by customer error or misuse of our systems, could damage our reputation, business and brand name.

Malicious cyber-attacks and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.

Our businesses require us to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. Developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a malicious cyber-attack or other adverse events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology to maintain the confidentiality, integrity and availability of our and our customers’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential customer information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external factors such as governments, organized crime, hackers, and other third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from within us. Given the high volume of transactions, certain errors may be repeated or compounded before they are discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including customers, counterparties, exchanges, clearing agents, clearinghouses or other financial intermediaries. Such parties could also be the source of a cyber-attack on or breach of our operational systems, data or infrastructure.

There have been an increasing number of cyber-attacks in recent years in various industries, including ours, and cyber security risk management has been the subject of increasing focus by our regulators. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our customers’ or other third parties’, operations, which could result in reputational damage, financial losses, customer dissatisfaction and/or regulatory penalties, which may not in all cases by covered by insurance. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our businesses, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Our financial services regulators in recent years have increased their examination and enforcement focus on matters relating to cybersecurity threats, including the assessment of firms’ vulnerability to cyber-attacks. In particular, regulatory concerns have been raised about firms establishing effective cybersecurity governance and risk management policies, practices and procedures; protecting firm networks and information; identifying and addressing risk associated with remote access to client information and fund transfer requests; identifying and addressing risks associated with customers business partners, counterparties, vendors, and other third parties, including exchanges and clearing organizations; preventing and detecting unauthorized activities; adopting effective mitigation and business continuity plans to address the impact of cybersecurity breaches; and establishing protocols for reporting cybersecurity incidents. While any insurance that we may have that covers a specific cybersecurity incident may help to prevent our realizing a significant loss from the incident, it would not protect us from the effects of adverse regulatory actions that may result from the incident or a finding that we had inadequate cybersecurity controls, including the reputational harm that could result from such regulatory actions.

Natural Disasters, Weather-Related Events, Terrorist Attacks, and Other Disruptions to Infrastructure May Adversely Affect Our Businesses

Our ability to conduct our businesses may be materially adversely impacted by catastrophic events, including natural disasters, weather-related events, terrorist attacks, and other disruptions.

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

There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Given that our employees are increasingly mobile and less reliant on physical presence in our offices, our disaster recovery plans increasingly rely on the availability of the Internet (including “cloud” technology) and mobile phone technology, so the disruption of those systems would likely affect our ability to recover promptly from a crisis situation. Although we maintain insurance for liability, property damage and business interruption, subject to deductibles and various exceptions, no assurance can be given that our businesses, financial condition, results of operations and prospects will not be materially negatively affected by such events in the future.

Environmental Liabilities and Regulations; Climate Risks

Our operations are affected by federal, state and/or local environmental laws in the countries in which we maintain office space for our own operations and where we manage properties for clients in our Real Estate businesses, and we may face liability with respect to environmental issues occurring at properties that we occupy or manage.

Various laws and regulations restrict the levels of certain substances that may be discharged into the environment by properties and they may impose liability on current or previous real estate owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face costs or liabilities under these laws as a result of our role as an on-site property manager. Within our own operation, we face additional costs from rising costs of environmental compliance, which make it more expensive to operate our corporate offices.

Our own operations are generally conducted within leased office building space, and, accordingly, we do not currently anticipate that regulations restricting the emissions of greenhouse gases, or taxes that may be imposed on their release, would result in material costs or capital expenditures. However, we cannot be certain about the extent to which such regulations will develop as there are higher levels of understanding and commitments by different governments around the world regarding risks related to the climate and how they should be mitigated. Regulations relating to climate change may affect the scope of services we provide to clients in their managed properties, but we expect that clients would typically bear any additional costs of doing so under applicable management agreements.

We anticipate that the potential effects of climate change may impact the decisions and analysis the employees in our Real Estate businesses make with respect to the properties they evaluate or manage on behalf of clients since climate change considerations may impact the relative desirability of locations and the cost of operating and insuring the properties. Future legislation that requires specific performance levels for building operations could make non-compliant buildings more expensive, which could materially adversely affect investments in properties we have made on behalf of clients.

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

Key Personnel and Employees

Our ability to retain our key employees and the ability of certain key employees to devote adequate time to us are critical to the success of our businesses, and failure to do so may materially adversely affect our businesses, financial condition, results of operations and prospects.

Our people are our most important resource. We must retain the services of our key employees and strategically recruit and hire new talented employees to attract customer transactions that generate most of our revenues.

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

Currently, Mr. Lutnick and Mr. Merkel each spends approximately 50% of his time on our matters, although these percentages may vary depending on business developments at us or Cantor or any of our or Cantor’s affiliates. As a result, these key employees (and others in key executive or management roles whom we may hire from time to time) dedicate only a portion of their professional efforts to our businesses and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or Cantor. These two key employees may not be able to dedicate adequate time to our businesses and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

The BGC Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of BGC Holdings, may not prevent our key employees, including Messrs. Lutnick and Merkel, whose employment by Cantor is not subject to these provisions in the BGC Holdings limited partnership agreement, from resigning or competing against us. In addition, our success in the Financial Services segment has largely been dependent on the efforts of Mr. Lutnick and our President, Shaun Lynn, and other executive officers. In the Real Estate Services segment, our success has similarly been dependent on efforts by Mr. Lutnick in connection with acquisitions and on an ongoing basis by officers such as Barry Gosin, Jimmy Kuhn and other key employees, including some who have been hired in connection with these acquisitions. Should Mr. Lutnick leave or otherwise become unavailable to render services to us, control of us would likely pass to Cantor, and indirectly pass to the then-controlling stockholder of CFGM (which is Mr. Lutnick), Cantor’s managing general partner, or to such other managing general partner as CFGM would appoint, and as a result control could remain with Mr. Lutnick. If any of our key employees in our Financial Services or Real Estate Services segments were to join an existing competitor, form a competing company, offer services to Cantor that compete with our services or otherwise leave us, some of our customers could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

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

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal controls over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal controls. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As such, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our reputation and stock price.

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

The seasonality of our businesses makes it difficult to determine during the course of the year whether planned results will be achieved, and thus to adjust to changes in expectations. To the extent that we are not able to identify and adjust for changes in expectations or we are confronted with negative conditions that inordinately impact seasonal norms, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

RISKS RELATED TO OUR FINANCIAL SERVICES SEGMENT

General Financial Services Market Conditions

Consolidation and concentration of market share in the banking, brokerage, exchange and financial services industries could materially adversely affect our businesses, financial condition, results of operations and prospects because we may not be able to compete successfully.

In recent years, there has been substantial consolidation and concentration of market share among companies in the banking, brokerage, exchange and financial services industries, resulting in increasingly large existing and potential competitors, and increased concentration in markets dominated by some of our largest customers. In addition, some of our large broker-dealer customers, such as UBS, The Royal Bank of Scotland, Credit Suisse and Morgan Stanley have announced plans to reduce their sales and trading businesses in fixed income, currency, and commodities.

The combination of this consolidation and concentration of market share and the reduction by large customers of certain businesses may lead to increased concentration among our broker-dealer customers, which may reduce our ability to negotiate pricing and other matters with our customers and lower volumes. Additionally, the sales and trading global revenue market share has become increasingly concentrated over the past five years among five of the top investment banks across equities, fixed income, currencies and commodities asset classes.

We also face existing and potential competition from large exchanges, which seek or may seek to migrate trading from the inter-dealer market to their own. Consolidation and concentration of market share are occurring in this area as well. For example, in recent years, BATS Global Markets acquired the foreign-exchange trading venue, Hotspot from KCG Holdings and the Hong Kong Exchange and Clearing Limited acquired the London Metal Exchange, while ICE completed the acquisition of NYSE Euronext. Consolidation among exchanges may increase their financial resources and ability to compete with us.

Continued consolidation and concentration of market share in the financial services industry and especially among our customers could lead to the exertion of additional pricing pressure by our customers, impacting the commissions and spreads we generate from our brokerage services. Further, the consolidation and concentration among exchanges, and expansion by these exchanges into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads. These developments have increased competition from firms with potentially greater access to capital resources than we have. Finally, consolidation among our competitors other than exchange firms could result in increased resources and product or service offerings for our competitors. If we are not able to compete successfully in the future, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

Actions taken by central banks in major global economies may have a material negative impact on our businesses.

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

For example, as of January 1, 2016, the U.S. Federal Reserve held approximately $3.7 trillion worth of long-dated U.S. Treasury and Federal Agency securities which are not being traded or hedged. This compares to $1.7 trillion at the beginning of 2011 and zero prior to September 2008. This has reduced volatility and volumes for listed and OTC interest rate products in the U.S. Although the Federal Reserve has ceased purchases, it continues to hold substantially all of the securities purchased. In addition, despite the recent increase in interest rates, the Federal Reserve may continue to use traditional methods to keep short-term interest rates low by historical standards.

Recently, central banks in other jurisdictions, including the EU, Japan and China, have undertaken quantitative easing and other steps aimed at reducing interest rates and stimulating their economies through monetary policy. In these jurisdictions also, interest rates are expected to remain low by historical standards for some time to come.

Similarly, global FX volumes were muted over various periods during the past several years, largely because certain major central banks, such as those in Japan and China and, until recently, Switzerland, intervened to keep global currencies from appreciating, and because low interest rates (themselves partially a result of quantitative easing) in most major economies make carry-trade strategies less appealing for FX market participants. In addition, increased capital requirements for banks and other financial institutions are likely to result in increased holdings of government securities, which holdings will be less likely to be traded or hedged, thus reducing further transaction volumes in those securities. Since the new capital requirements make it more expensive for the banks and other financial institutions to hold assets other than government securities, the new requirements may also reduce their trading and hedging activities in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. Moreover, many of our large bank customers have faced increasing regulatory scrutiny of their rates and FX businesses, and this may negatively impact industry volumes. These central banking policies may materially adversely affect our businesses, particularly our rates and FX operations.

The migration of OTC swaps to SEF markets may adversely impact volumes, liquidity and demand for our services in certain markets.

BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, began operating as SEFs on October 2, 2013. Both BGC Derivative Markets and GFI Swaps Exchange received permanent registration approval from the CFTC as SEFs on January 22, 2016. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized with implementation periods in 2016 and beyond. We also maintain our ownership stake in ELX, a CFTC-approved DCM. Although we believe that BGC Derivative Markets, GFI Swaps Exchange and ELX are in compliance with applicable rules, no assurance can be given that this will always be the case, that the market for these products will not be less robust, that there may accordingly be less volume and liquidity in these markets, that there may be less demand for our services or the market in general or that the industry will not experience disruptions as customers or market participants transition to the rules associated with the Dodd-Frank Act. If such events were to occur, our businesses in these products could be significantly reduced and our businesses, financial condition, results of operations and prospects could be materially adversely affected.

Even after the award of permanent registration status to our SEFs, we will incur significant additional costs, our revenues may be lower than in the past and our financial condition and results of operations may be materially adversely affected by future events.

The Dodd-Frank Act mandated that certain cleared swaps (subject to an exemption from the clearing requirement) trade on either a DCM or SEF. The list of swaps that will be required to be cleared and therefore executed through a SEF encompasses a vast number of swaps that have been traditionally executed OTC by wholesale brokers such as us. Certain portions of the Dodd-Frank Act were effective immediately, while other portions will be effective only following rulemaking by the CFTC and SEC over an extended transition period. Additionally, the rules relating to SEFs require, among other things, that the SEF will have to comply with certain core principles to maintain registration as a SEF. These principles relate to trading and product requirements, compliance and audit-trail obligations, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements. In addition, SEFs will be required to maintain certain trading systems that meet the minimum functionality requirements set by the CFTC and SEC for trading in certain OTC derivatives that are required to be cleared.

While there continues to be uncertainty about the exact impact of these changes, we do know that we will be subject to a more complex regulatory framework going forward, and that there will be significant costs to prepare for and to comply with these ongoing regulatory requirements. We will incur increased legal fees, personnel expenses and other costs, as we work to analyze and implement the necessary legal structure for full compliance with all applicable regulations. There will also be significant costs related to the development, operation and enhancement of our technology relating to trade execution, trade reporting, surveillance, compliance and back-up and disaster recovery plans designed to meet the requirements of the regulators.

In addition, it is not clear at this point what the impact of these rules and regulations will be on the markets in which we currently provide our SEF services. During the continued implementation of the Dodd-Frank Act and related rules, the markets for cleared and non-cleared swaps may continue to be less robust, there may be less volume and liquidity in these markets and there may be less demand for our services.

Certain banks and other institutions may be limited in their conduct of proprietary trading and may be further limited from trading in certain derivatives. The new rules, including the proprietary trading restrictions for certain banks and other institutions, could materially impact transaction volumes and liquidity in these markets and our businesses, financial condition, results of operations and prospects could be materially adversely impacted as a result.

If we fail to continue to qualify as a SEF under any of these rules, we may be unable to maintain our position as a provider of execution and brokerage services in the markets for many of the OTC products for which we have traditionally acted as an intermediary. This would have a broad impact on us and could have a material adverse effect on our businesses, financial condition, results operations and prospects.

Our commodities derivatives activities, including those related to electricity, natural gas and environmental interests, subject us to extensive regulation, potential catastrophic events and other risks that may result in our incurring significant costs and liabilities.

We engage in the brokerage of commodities derivatives, including those involving electric power and natural gas, and related products and indices. These activities subject us and our customers to extensive regulatory oversight, involving federal, state and local and foreign commodities, energy, environmental, and other governmental laws and regulations and may result in our incurring significant costs and liabilities.

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

The commodities-related activities of us and our clients are also subject to the risk of unforeseen catastrophic events, many of which are outside of our control, which could result in significant liabilities for us or our customers. We may not be able to obtain insurance to cover these risks, and the insurance that we have may be inadequate to cover our liabilities. The occurrence of any of such events may prevent us from performing under our agreements with customers, may impair our operations, and may result in litigation, regulatory action, negative publicity or other reputational harm, which could have a material negative effect on our businesses, financial condition, results of operations and prospects.

Regulatory/Legal

The financial services industry in which we operate is subject to significant regulation. We are subject to regulatory capital requirements on our regulated businesses, and a significant operating loss or any extraordinary charge against capital could materially adversely affect our ability to expand or, depending upon the magnitude of the loss or charge, even to maintain the current level of our businesses.

Many aspects of our businesses, like those of other financial intermediary firms, are subject to significant capital requirements. In the U.S., the SEC, FINRA, the CFTC, the NFA and various other regulatory bodies have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of these entities’ activities. Four of our subsidiaries, BGCF, GFI Securities LLC, Kyte Securities LLC and Mint are registered with the SEC and subject to the Uniform Net Capital Requirements. As Futures Commissions Merchants (“FCMs”), BGCF and Mint are also subject to CFTC capital requirements. BGCF is also a member of the FICC, which imposes capital requirements on its members. We also hold a 49% limited partnership interest in Aqua, a U.S. registered broker-dealer and ATS. These entities are subject to SEC, FINRA, CFTC and NFA net capital requirements. In addition, our SEFs, BGC Derivative Markets and GFI Swaps Exchange, are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.

Our international operations are also subject to capital requirements in their local jurisdictions. BGC Brokers L.P., BGC European Holdings, L.P., GFI Brokers Limited and GFI Securities Limited, which are based in the U.K., are currently subject to capital requirements established by the FCA. The FCA applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital and liquidity requirements enforced by the FCA have undergone significant change in recent years, and our U.K. businesses are now required to maintain significantly higher regulatory levels of capital than they have in the past.

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business, such as Australia, France and Hong Kong. These regulations often include minimum capital requirements, which are subject to change. Further, we may become subject to capital requirements in other foreign jurisdictions in which we currently operate or in which we may enter.

We expect to continue to maintain levels of capital in excess of regulatory minimums. Should we fail to maintain the required capital, we may be required to reduce or suspend our broker-dealer operations during the period that we are not in compliance with capital requirements, and may be subject to suspension or revocation of registration or withdrawal of authorization or other disciplinary action from domestic and international regulators, which would have a material adverse effect on us. In addition, should we fail to maintain the capital required by clearing organizations of which we are a member, our ability to clear through those clearing organizations may be impaired, which may materially adversely affect our ability to process trades.

If the capital rules are changed or expanded, or if there is an unusually large charge against capital, our operations that require the intensive use of capital would be limited. Our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which, in turn, could limit our ability to pay our indebtedness and other expenses, dividends on our Class A common stock, and distributions on our BGC Holdings limited partnership interests, and to repurchase shares of our Class A common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, and pursue strategic acquisitions or other growth opportunities. We cannot predict our future capital needs or our ability to obtain additional financing. No assurance can be given that required capital levels will remain stable or that we will not incur substantial expenses in connection with maintaining current or increased capital levels or engaging in business restructurings or other activities in response to these requirements.

In addition, financial intermediary firms such as ours are subject to numerous conflicts of interests or perceived conflicts, including for example principal trading and trading to make markets. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts, and we will regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs and additional operational personnel. Failure to adhere to these policies, controls and procedures may result in regulatory sanctions or customer claims.

Our businesses, financial condition, results of operations and prospects could be materially adversely affected by new laws, rules or regulations or by changes in existing law, rules or regulations or the application thereof.

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

Changes in legislation and in the rules and regulations promulgated by the SEC, FINRA, the CFTC, the NFA, the U.S. Treasury, the FCA, the European Commission, the European Securities and Market Authority and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of broker-dealers and could result in restrictions in the way we conduct our businesses. For example, the U.S. Congress, the U.S. Treasury, the Board of Governors of the Federal Reserve System, SEC and the CFTC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. markets. The final draft of the

Markets in Financial Instruments Directive Level 2 Regulatory Technical Standards (“MiFID II”) was published by the European Securities and Markets Authority (“ESMA”) in September 2015 where implementation is now expected to commence in January 2018. MiFID II will have a particularly significant impact in a number of key areas, including corporate governance, transaction reporting, pre- and post-trade transparency, technology synchronization, best execution and investor protection. MiFID II will also introduce a new regulated execution venue category known as the Organized Trading Facility, and there is currently expected to be a joint equivalence assessment by EU and non-EU jurisdictions for granting mutual access to their respective domestic marketplaces. Therefore, uncertainties resulting from the possibility of additional legislation and/or regulation could materially adversely impact our businesses. Failure to comply with any of these laws, rules or regulations could result in fines, penalties, restrictions or limitations on business activity, suspension or expulsion from the industry, any of which could have a material adverse effect upon us.

In July 2013, the European Commission and the CFTC announced the “Path Forward” on the potential alignment of OTC derivatives regulations between the two jurisdictions. For the EU, this involves the implementation of the European Market Infrastructure Regulation and MiFID II. The CFTC and the European Commission are still in the process of finalizing rules for the implementation of these requirements and, as an additional factor, the SEC is anticipated to begin formalizing their own set of policies impacting security-based swap products in 2016. The actual implementation of any such collective rules may be phased in over a longer period. There can be no guarantee that the final rules will not negatively impact our volumes or revenues or fundamentally alter the historical relationship between OTC wholesale brokers and our clients, which may have a material adverse effect on us.

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

Other regulatory initiatives include Basel III (or the Third Basel Accord), a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk scheduled to be introduced by bank regulators in most, if not all, of the world’s major economies by 2019. Basel III is designed to strengthen bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. The adoption of these proposed rules could restrict the ability of our large bank and broker-dealer customers to operate proprietary trading businesses and to maintain current market exposures under the present structure of their balance sheets, and will cause these entities to need to raise additional capital in order to stay active in our marketplaces. As a result, their businesses, results of operations, financial condition or prospects could be materially adversely affected, which might cause them to do less business. Such potential impact could materially adversely affect the revenues and profitability of our Financial Services segment.

In the U.K., the FCA has continued to implement far-reaching reform rules initiated by the FSA that are designed to enhance firms’ liquidity risk management practices, based on the lessons learned since the start of the recent credit crisis in 2007, as well as a regulatory model with a clear internal separation of conduct of business and prudential regulation. Implications of these rules include better liquidity and risk management capability (including the use of stress testing and contingency funding plans), less reliance on short-term wholesale funding, and a heightened reliance on higher amounts and quality of liquid asset securities (such as government securities), leading to an increased likelihood of surviving a severe liquidity stress event, the overarching principles being self-sufficiency and adequacy of liquid resources. Currently, we have subsidiaries and branches regulated by the FCA (BGC Brokers L.P., the U.K. branch of Aurel BGC, GFI Securities Ltd. and GFI Brokers Limited).

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

We believe that uncertainty and potential delays around the final form of such new laws and regulations might take may negatively impact trading volumes in certain markets in which we transact. Increased capital requirements may also diminish transaction velocity. While the broad framework of currently proposed laws and rules and regulations is known, we believe that it remains premature to know conclusively the specific aspects of the U.S. and EU proposals which may directly impact our businesses as some proposals have not yet been finalized and others which have been proposed remain subject to supervisory debate. Additionally, unintended consequences of the laws, rules and regulations may adversely affect us in ways yet to be determined. We are unable to predict how any of these new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws, rules or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

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

Our businesses are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to bring enforcement actions and to conduct administrative proceedings and examinations, inspections, and investigations, which may result in costs, penalties, fines, enhanced oversight, increased financial and capital requirements, restrictions or limitations, and censure, suspension, or expulsion. Self-regulatory organizations such as FINRA and the NFA, along with statutory bodies such as the SEC, the CFTC, and the FCA, and other international regulators, require strict compliance with their rules and regulations.

Firms in the financial services industry, including us, have experienced increased scrutiny in recent years, and penalties, fines and other sanctions sought by regulatory authorities, including the SEC, the CFTC, FINRA, the NFA, state securities commissions and state attorneys general in the U.S., and the FCA in the U.K. and other international regulators, have increased accordingly. This trend toward a heightened regulatory and enforcement environment can be expected to continue for the foreseeable future, and this environment may create uncertainty. From time to time, we have been and are subject to periodic examinations, inspections and investigations, including periodic risk assessment and related reviews of our U.K. group. As a result of such reviews, we may be required to include or enhance certain regulatory structures and frameworks in our operating procedures, systems and controls. We are also required to obtain approval from the FCA to acquire control of U.K. regulated firms. Increasingly, the FCA has developed a practice of requiring senior officers of regulated firms to provide individual attestations or undertakings as to the status of the firm’s control environment, compliance with specific rules and regulations, or the completion of required tasks. Officers of BGC Brokers L.P. and GFI Brokers Limited have given such attestations or undertakings in the past and may do so again in the future. Similarly, the FCA can seek a voluntary requirement notice, which is a voluntary undertaking on behalf of a firm that is made publicly available on the FCA’s website. In 2014, the FCA issued industry-wide interpretive guidance on the management of potential conflicts pursuant to the VREQ process. These activities have resulted, and may in the future result, in significant costs and remediation expenses, and possible disciplinary actions by the SEC, the CFTC, the FCA, self-regulatory organizations and state securities administrators and have impacted, and may impact in the future, our acquisitions of regulated businesses or entry into new business lines.

The brokerage and financial services industries in general face substantial regulatory and litigation risks that may result in damages as well as costs, and we may face damage to our professional reputation and legal liability if our products and services are not regarded as satisfactory or for other reasons, all of which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

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

In our Financial Services segment, we depend to a large extent on our relationships with our customers and our reputation for integrity and high-caliber professional services to attract and retain customers. As a result, if our customers are not satisfied with our products or services, such dissatisfaction may be more damaging to our Financial Services businesses than to other types of businesses. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our businesses, financial condition, results of operations and prospects, or cause significant reputational damage to us, which could seriously harm us.

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

In addition, recruitment and retention of qualified brokers could result in substantial additional costs. We have been and are currently a party to, or otherwise involved in, several lawsuits and arbitrations involving competitor claims in connection with employee hires and/or departures, including the litigations we settled with Tullett in January 2015. We may also pursue our rights through litigation when competitors hire our employees who are under contract with us. We believe such proceedings are common in the financial services industry due to its highly competitive nature. An adverse settlement or judgment related to these or similar types of claims could have a material adverse effect on our businesses, financial condition, results of operations and prospects. Regardless of the outcome of these claims, we generally incur significant costs and substantial management time in dealing with them.

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

The financial services industry is intensely competitive, and is expected to remain so. In our Financial Services segment, we primarily compete with three major, diversified inter-dealer brokers and financial intermediaries. These inter-dealer brokers are ICAP, Tullett and Tradition, all of which are currently publicly traded companies. In November 2015, ICAP and Tullett announced an agreement whereby Tullett will purchase ICAP’s global hybrid voice brokering and information business. On January 12, 2016, we completed the merger with GFI by acquiring 100% of GFI’s outstanding shares (see Item 1 “Acquisition of GFI Group Inc.”). Other inter-dealer broker and financial intermediary competitors include a number of smaller, privately-held firms that tend to specialize in specific products and services or geographic areas.

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

Competition for financial brokerage transactions also has resulted in substantial commission discounting by brokers that compete with us for business. Further discounting could adversely impact our revenues and margins and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

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

International Operations Risks

We are generally subject to various risks inherent in doing business in the international financial markets, in addition to those unique to the regulated brokerage industry, and any failure to identify and manage those risks could materially adversely affect our businesses, financial condition, results of operations and prospects.

We currently provide products and services to customers in many foreign countries, and we may seek to further expand our operations into additional jurisdictions. On a consolidated basis, revenues from foreign countries were $1,088.4 million or 70.5% of total revenues in our Financial Services segment for the year ended December 31, 2015. In many countries, the laws and rules and regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local regulations in every jurisdiction. Our inability to remain in compliance with local laws and rules and regulations in a particular foreign jurisdiction could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. If we are unable to manage any of these risks effectively, our businesses could be adversely affected.

There are also certain additional political, economic, legal, operational and other risks inherent in doing business in international financial markets, particularly in the regulated brokerage industry. These risks include:

•	less developed automation in exchanges, depositories and national clearing systems;

•	additional or unexpected changes in regulatory requirements, capital requirements, tariffs and other trade barriers;

•	the impact of the laws, rules and regulations of foreign governmental and regulatory authorities of each country in which we conduct business;

•	possible nationalization, expropriation and regulatory, political and price controls;

•	difficulties in staffing and managing international operations;

•	capital controls, exchange controls and other restrictive governmental actions;

•	any failure to develop effective compliance and reporting systems, which could result in regulatory penalties in the applicable jurisdiction;

•	fluctuations in currency exchange rates;

•	reduced protections for intellectual property rights;

•	adverse labor and employment laws, including those related to compensation, tax, health insurance and benefits, and social security;

•	outbreak of hostilities; and

•	potentially adverse tax consequences arising from compliance with foreign laws, rules and regulations to which our international businesses are subject and the repatriation of overseas earnings.

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

As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us. Similarly, our vendors, including insurance companies and other providers, are subject to normal business risks as well as risks related to U.S. and international economic and market conditions. Failure of any of these vendor institutions could also materially adversely affect us.

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

We have adopted policies and procedures to identify, monitor and manage credit risk, in both agency and principal transactions, through reporting and control procedures and by monitoring credit standards applicable to our customers and counterparties. These policies and procedures, however, may not be fully effective, particularly against fraud, unauthorized trading and similar incidents. Some of these risk management methods depend upon the evaluation of information regarding markets, customers, counterparties or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are, or may be, exposed, our businesses, financial condition, results of operations and prospects could be materially adversely affected. In addition, our insurance policies do not provide coverage for these risks.

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

We are subject to financing risk because, if a transaction does not settle on a timely basis, the resulting unmatched position may need to be financed, either directly by us or through one of the clearing organizations, at our expense. These charges may be recoverable from the failing counterparty, but sometimes they are not. In addition, in instances where the unmatched position or failure to deliver is prolonged or widespread due to rapid or widespread declines in liquidity for an instrument, there may also be regulatory capital charges required to be taken by us, which, depending on their size and duration, could limit our business flexibility or even force the curtailment of those portions of our businesses requiring higher levels of capital. Credit or settlement losses of this nature could materially adversely affect our businesses, financial condition, results of operations and prospects.

Declines in the financial markets have also led to the exposure of several cases of financial fraud. If we were to have trading activity on an agency or principal basis with an entity engaged in defrauding investors or counterparties, we could bear the risk that the counterparty would not have the financial resources to meet their obligations, resulting in a credit loss. Similarly, we may engage in financial transactions with third parties that have been victims of financial fraud and, therefore, may not have the financial resources to meet their obligations to us.

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

In certain financial products, we act as a “name passing” broker, where the parties to the trade will settle directly against each other when their names are given up. In these markets, we may from time to time provide quotes. These quotes are intended to provide market values where we believe a customer can execute a transaction in a particular financial product. These quotes reflect our good faith view as to a reasonable bid/offer for that particular product. Prices may be received directly from a customer, or we may provide prices where we are confident the customers will be able to execute a trade, but do not have a customer currently supporting the price. In these cases the price will be based on our professional judgment. We may post or provide bids and offers in an effort (i) to present suitable markets where none would otherwise exist, or (ii) to exhibit spreads that are more reflective of contemporaneous market opinion or activity. In such cases, our efforts are intended to facilitate liquidity for our customers and to draw market participants to participate in a transaction. Although we will exercise strenuous efforts to execute at any given price, we cannot guarantee an execution at a certain price level.

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

The global financial crisis of recent years has heightened the risk of sovereign or convertibility events in emerging markets similar to the events that occurred in previous financial downturns. Our risk management function monitors the creditworthiness of emerging countries and counterparties on an ongoing basis and, when the risk of inconvertibility or sovereign default is deemed to be too great, correlated transactions or all transactions may be restricted or suspended. However, there can be no assurance that these procedures will be effective in controlling these risks.

Concentration and Market Risk

Our Financial Services segment has its rates business as its largest product category, and we could be significantly affected by any downturn in the rates product market.

We offer our financial services in five broad product categories: rates, credit, foreign exchange, energy and commodities and equity and other asset classes. Our financial services brokerage revenues are strongest in our rates products, which accounted for approximately 32.6% of our total financial services brokerage revenues on a consolidated basis for the year ended December 31, 2015. While we focus on expanding and have successfully diversified our product offerings, we may currently be exposed to any adverse change or condition affecting the rates product market. Accordingly, the concentration of our businesses on rates products subjects our results to a greater market risk than if we had more diversified product offerings.

Due to our current customer concentration, a loss of one or more of our significant customers could materially harm our businesses, financial condition, results of operations and prospects.

For the year ended December 31, 2015, on a consolidated basis, our top ten Financial Services customers collectively, accounted for approximately 16.4% of our total revenues. We have limited long-term contracts with certain of these customers. If we were to lose one or more of these significant customers for any reason, including as a result of further consolidation and concentration in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our businesses, financial condition, results of operations and prospects would materially suffer.

Our financial services revenues and profitability could be reduced or otherwise materially adversely affected by pricing plans relating to commissions and fees on our trading platform.

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

We have market risk exposure from unmatched principal transactions entered into by some of our desks, as well as holdings of marketable equity securities, which could result in losses and have a material effect on our businesses, financial condition, results of operations, and prospects for any particular reporting period. In addition, financial fraud or unauthorized trading activity could also materially impact our businesses, financial condition, results of operations or prospects.

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

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices or other factors will result in losses for a specified position. In our Financial Services business, we may allow certain of our desks to enter into unmatched principal transactions in the ordinary course of business and hold long and short inventory positions. These transactions are primarily for the purpose of managing proprietary positions, facilitating clients’ execution needs, adding liquidity to a market or attracting additional order flow. As a result, we may have market risk exposure on these transactions. Our exposure varies based on the size of the overall position, the terms and liquidity of the instruments brokered and the amount of time the position is held before we dispose of the position. Although we have limited ability to track our exposure to market risk and unmatched positions on an intra-day basis, we attempt to mitigate market risk on these positions by strict risk limits, extremely limited holding periods and hedging our exposure. These positions are intended to be held short term to facilitate customer transactions. However, due to a number of factors, including the nature of the position and access to the market on which it trades, we may not be able to unwind the position and we may be forced to hold the position for a longer period than anticipated. All positions held longer than intra-day are marked to market.

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

In addition, in recent years we have had considerable holdings of marketable securities received by us as consideration for the sale of certain businesses. These holdings include the shares of common stock of NASDAQ, Inc. that we received in exchange for a portion of our electronic benchmark Treasury platform, and the shares of common stock of ICE that we received in exchange for Trayport. We may seek to manage the market risk exposure inherent in such holdings by minimizing the effect of price changes on a portion of such holdings through the use of derivative contracts. There can, however, be no assurance that our hedging activities will be adequate to protect us against price risks associated with these holdings, or that the costs of such hedging activities will not be significant. Further, any such hedging activities and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including unpredicted price movements, counterparty defaults or other risks that are unidentified or unanticipated. Any such events could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

We have equity investments or profit sharing interests in entities whose primary business is proprietary trading. These investments could expose us to losses that could adversely affect our net income and the value of our assets.

We have equity investments or profit sharing interests in entities whose primary business is proprietary trading. The accounting treatment applied for these investments varies depending on a number of factors, including, but not limited to, our percentage ownership or profit share and whether we have any influence or control over the relevant entity. Under certain accounting standards, any losses experienced by these entities on their investment activities could adversely impact our net income and the value of our assets. In addition, if these entities were to fail and cease operations, we could lose the entire value of our investment and the stream of any shared profits from trading.

We may not be able to realize the full value of the NASDAQ Transaction or other stock transactions, which could have a material adverse effect on our businesses, financial condition, results of operations and prospects and cause the price of our Class A common stock to decline.

On June 28, 2013, we sold our on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ. The total consideration consisted of $750 million in cash, plus an earn-out of up to 14,883,705 shares of NASDAQ common stock to be paid ratably over 15 years, provided that NASDAQ, as a whole, produces at least $25 million in gross revenues each year. Of the 14,883,705 shares, as of February 20, 2016, 2,976,741 shares have been received and 11,906,964 shares remain to be received. This earn-out presents market risk as the value of consideration related to the NASDAQ shares is subject to fluctuations based on the NASDAQ common stock share price. Therefore, if NASDAQ were to experience financial difficulties or a significant downturn, we may be unable to realize the full value of the NASDAQ Transaction, which could have a material adverse effect on our businesses, financial condition, results of operations, and prospects, and could cause the price of our Class A common stock to decline.

On December 11, 2015, we sold our Trayport business for 2,527,658 shares of ICE common stock (the “ICE Shares”). All of such ICE shares were received at closing and have been registered for resale on our behalf. As of February 20, 2016, over 80% of such shares have been sold.

In addition, there is no assurance that we will be successful in employing any consideration that we have and will receive, including the earn-out from the NASDAQ Transaction or the proceeds from the sale of NASDAQ and ICE shares, in such a way as to provide a net benefit to us compared to the revenues, profit margins, and cash flows represented by the assets that we sold in the NASDAQ and Trayport transactions. While we intend to use that consideration in ways that will be beneficial to us and our businesses, including in continuing to seek to grow the portion of the electronic platform that we retained and to make acquisitions, there can be no assurance that we will be successful in doing so, or that our failure to do so will not have a material adverse effect on our businesses, financial condition, results of operations and prospects.

We may also face credit, market and other risks in connection with the temporary or longer-term investment of our available cash, including that received from the NASDAQ Transaction or from our sale of NASDAQ and ICE shares, pending our use of the proceeds in our businesses or to make acquisitions, such as the risk of defaults or impairments of our investments.

As a result of our acquisition of GFI, we became subject to various operational, financial, control and compliance risks of GFI and any expected revenue opportunities, cost savings, and other benefits and synergies expected to occur as a result of the acquisition may not occur in the currently contemplated timeframe, or at all.

As a result of our acquisition of GFI, we became exposed to various operational, financial, control and compliance risks of GFI that are not publicly disclosed. As a result, we are exposed to unknown risks and liabilities in connection with GFI and its acquisition. In addition, future earnings of our combined businesses could be materially adversely affected by a variety of factors, including, but not limited to, the impact of competition from other marketplace participants; economic conditions, including changes in trading volumes, inflation rates, interest rates, tax rates, or the availability of capital; our ability to comply with all covenants in our credit facilities; and the risks and uncertainties with respect to our businesses as described in our reports and documents filed with the SEC. Further, the anticipated revenue opportunities, cost savings, and other benefits and synergies from the acquisition of GFI may not be fully realized, if at all, or may take longer to realize than currently contemplated. Any such factors or others could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Other General Financial Services Segment Risks

Our Financial Services operations are global and exchange rate fluctuations and international market events could materially adversely impact our financial results.

Because our Financial Services operations are global, we are exposed to risks associated with changes in foreign exchange rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of revenues and expenses, in particular with regard to British Pounds and Euros. In addition, changes in the remeasurement of our foreign currency denominated net assets are recorded as part of our results of operations and fluctuate with changes in foreign currency rates. We monitor our net exposure in foreign currencies and markets on a daily basis and hedge our exposure as deemed appropriate with highly rated major financial institutions. However, potential movements in the U.S. dollar against other currencies in which we earn revenues could materially adversely affect our financial results.

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

Negative general economic conditions and declines in the demand for commercial real estate brokerage and related management services in several markets or in significant markets could also have a material adverse effect on our commercial real estate services businesses, financial condition, results of operations and prospects as a result of the following factors:

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

Some of these litigation risks may be mitigated by any commercial insurance we maintain in amounts we believe are appropriate. However, in the event of a substantial loss or certain types of claims, our insurance coverage and/or self-insurance reserve levels might not be sufficient to pay the full damages. Additionally, in the event of grossly negligent or intentionally wrongful conduct, insurance policies that we may have may not cover us at all. Further, the value of otherwise valid claims we hold under insurance policies could become uncollectible in the event of the covering insurance company’s insolvency, although we seek to limit this risk by placing our commercial insurance only with highly rated companies. In addition, in the event of grossly negligent or intentionally wrongful conduct, we may not be covered by insurance. Any of these events could materially negatively impact our businesses, financial condition, results of operations and prospects.

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

In addition, because the size and scope of commercial real estate transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state licensing and regulatory regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws, rules and regulations applicable to our business lines also may change in ways that increase the costs of compliance. The failure to comply with both foreign and domestic laws, rules and regulations could result in significant financial penalties which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Environmental regulations may adversely impact our commercial real estate businesses and/or cause us to incur costs for cleanup of hazardous substances or wastes or other environmental liabilities.

Federal, state and local laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations which impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to some properties. A decrease or delay in such transactions may materially adversely affect our businesses, financial condition, results of operations and prospects. In addition, a failure by us to disclose environmental concerns in connection with a real estate transaction may subject us to liability to a buyer/seller or lessee/lessor of property.

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

Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property or facilities managers to inspect for and remove lead-based paint in certain buildings, could increase our costs of legal compliance and potentially subject us to violations or claims. More stringent enforcement of existing regulations could cause us to incur significant costs in the future, and/or materially adversely impact our commercial real estate brokerage and management services businesses.

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

We compete in a variety of service disciplines within the commercial real estate industry. Each of these business areas is highly competitive on an international and national as well as on a regional and local level. We face competition not only from other national real estate service companies, but also from global real estate services companies, boutique real estate advisory firms, and consulting and appraisal firms. Depending on the product or service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Although many of our competitors are local or regional firms that are substantially smaller than we are, some of our competitors are substantially larger than us on a local, regional, national or international basis and have similar service competencies to ours, including CBRE Group, Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield and Colliers International. In addition, specialized firms like HFF, Inc. and Eastdil Secured, LLC compete with us in certain areas.

In general, there can be no assurance that we will be able to continue to compete effectively with respect to any of our commercial real estate business lines or on an overall basis, to maintain current commission and fee levels or margins, or to maintain or increase our market share.

International Market Risk

We are expanding our commercial real estate businesses to include international operations so that we may be more competitive, but in doing so we may be subject to certain short-term contractual restrictions and we could subject ourselves to social, political and economic risks of doing business in foreign countries.

Although we do not currently conduct significant commercial real estate services businesses outside the U.S., we are expanding our international operations so that we may be more competitive. There can be no assurances that we will be able to successfully expand our businesses in international markets. Current global economic conditions may limit or delay such expansion or make it less economically feasible. As we expand into international markets, circumstances and developments related to international operations that could negatively affect our businesses, financial condition, results of operations or prospects include, but are not limited to, the following factors:

•	Lack of substantial experience operating in international markets;

•	Lack of recognition of the NGKF brand name in some international markets;

•	Difficulties and costs of staffing and managing international operations;

•	Currency and tax restrictions, which may prevent the transfer of capital and profits to the U.S.;

•	Foreign currency fluctuations;

•	Changes in regulatory requirements;

•	Adverse tax consequences;

•	The responsibility of complying with multiple and potentially conflicting laws;

•	The impact of regional or country-specific business cycles and economic instability;

•	The geographic, time zone, language and cultural differences among personnel in different areas of the world;

•	Political instability; and

•	Foreign ownership restrictions with respect to operations in certain countries.

If we choose to grow our real estate services businesses in Asia Pacific, South America, Europe, the Middle East or Africa, then such a decision could both affect and be affected by our current alliance agreement with Knight Frank.

These or other factors may negatively impact the expansion of our commercial real estate businesses to include international operations, which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Other General Real Estate Services Risks

If we experience difficulties in collecting accounts receivable or experience defaults by multiple clients or counterparties, it could materially adversely affect our businesses, financial condition, results of operations and prospects.

We face challenges in our ability to efficiently and/or effectively collect accounts receivable in certain geographic areas.

Any of our clients or other parties obligated to make payments to us may experience a downturn in their businesses that may weaken their results of operations and financial condition. As a result, a client or other party obligated to make payments to us may fail to make payments when due, become insolvent or declare bankruptcy. Any such failure to make payments when due or the bankruptcy or insolvency of any such party could result in material losses to us. A bankruptcy of a client or other party obligated to make payments to us would delay or preclude full collection of amounts owed to us. In addition, certain corporate services and property and facilities management agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client or other party obligated to make payments to us were to file for bankruptcy, we may not be able to obtain reimbursement for those costs or for the severance obligations we would incur. The bankruptcy or insolvency of a significant counterparty (which may include co-brokers, owners, landlords, lenders, insurance companies, hedging counterparties, service providers or other organizations with which we do business), or the failure of any significant counterparty to perform its contractual commitments, may result in disruption to our businesses and material losses to us.

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

As of January 31, 2016, we had agreements in place to operate on a collaborative and cross-referral basis with certain independently-owned offices in the U.S. and elsewhere in the Americas in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independently owned offices generally use some variation of Newmark in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently owned offices, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where we do not have a physical presence. From time to time our arrangement with these independent firms may be terminated pursuant to the terms of the individual affiliation agreements. The opening of an owned office to replace an independently-owned office requires us to invest capital, which in some cases could be material. In the event our affiliation arrangements are terminated, we may lose our market coverage in such market if we do not enter into a replacement affiliation arrangement or open or acquire an owned office. There can be no assurance that, if we lose additional independently owned offices, we will be able to identify suitable replacement affiliates or fund the establishment or acquisition of an owned office. In addition, although we do not control the activities of these independently owned offices, we may face reputational risk if any of these independently owned offices are involved in or accused of illegal, unethical or similar behavior. Failure to maintain coverage in important geographic markets may negatively impact our operations, reputation, and ability to attract and retain key employees and could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

RISKS RELATED TO OUR CORPORATE AND PARTNERSHIP STRUCTURE

Corporate Structure

Because our voting control is concentrated among the holders of our Class B common stock, the market price of our Class A common stock may be materially adversely affected by its disparate voting rights.

As of February 25, 2016, Cantor (including CFGM) beneficially owned all of the outstanding shares of our Class B common stock, representing approximately 59.6% of our total voting power. In addition, Cantor has the right to exchange exchangeable partnership interests in BGC Holdings into additional shares of Class B common stock, and pursuant to an exchange agreement with us, Cantor has the right to exchange shares of our Class A common stock for additional shares of Class B common stock, in the aggregate up to the then-remaining number of our authorized but unissued Class B shares.

As long as Cantor beneficially owns a majority of our total voting power, it will have the ability, without the consent of the public holders of our Class A common stock, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us. In certain circumstances, such as when transferred to an entity controlled by Cantor or Mr. Lutnick, the shares of Class B common stock issued to Cantor may be transferred without conversion to Class A common stock.

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

Delaware law may protect decisions of our board of directors that have a different effect on holders of our Class A common stock and Class B common stock.

Stockholders may not be able to challenge decisions that have an adverse effect upon holders of our Class A common stock compared to holders of our Class B common stock if our board of directors acts in a disinterested, informed manner with respect to these decisions, in good faith and in the belief that it is acting in the best interests of our stockholders. Delaware law generally provides that a board of directors owes an equal duty to all stockholders, regardless of class or series, and does not have separate or additional duties to different groups of stockholders, subject to applicable provisions set forth in a corporation’s certificate of incorporation and general principles of corporate law and fiduciary duties.

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

The foregoing factors, as well as the significant common stock ownership by Cantor, including shares of our Class B common stock, and rights to acquire additional such shares, and the provisions of the indentures for our outstanding notes discussed above, could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our Class A common stock, which, under certain circumstances, could reduce the market value of the Class A common stock.

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

Our board of directors and our Audit Committee have authorized repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor and/or its partners, our executive officers, other employees and partners. In October 2015, this authorization was increased to $300 million. As of January 31, 2016, we had approximately $291.6 million remaining under this authorization and may continue to actively make such repurchases or purchases, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in BGC U.S.’s and BGC Global’s respective businesses, although we neither have current plans to do so nor do we expect to do so as long as we maintain our current dividend policy. Accordingly, there can be no assurance that future dividends will be paid or that dividend amounts will be maintained at current or future levels.

If our dividend policy is materially different than the distribution policy of BGC Holdings, upon the exchange of any BGC Holdings limited partnership interests such BGC Holdings limited partners could receive a disproportionate interest in the aggregate distributions by BGC U.S. and BGC Global that have not been distributed by us.

To the extent BGC Holdings distributes to its limited partners a greater share of income received from BGC U.S. and BGC Global than we distribute to our stockholders, then as founding/working partners, limited partnership unit holders and/or Cantor exercise any exchange right to acquire our Class A common stock or Class B common stock, as applicable, exchanging partners may receive a disproportionate interest in the aggregate distributions by BGC U.S. and BGC Global that have not been distributed by us. The reason is that the exchanging partner could receive both (1) the benefit of the distribution that has not been distributed by us from BGC U.S. and BGC Global to BGC Holdings (in the form of a distribution by BGC Holdings to its limited partners) and (2) the benefit of the distribution from BGC U.S. and BGC Global to us (in the form of a subsequent cash dividend paid by us, a greater percentage indirect interest in BGC U.S. and BGC Global following a repurchase of Class A common stock by us or a greater value of assets following a purchase of assets by us with the cash that otherwise would be distributed to our stockholders). Consequently, if our dividend policy does not match the distribution policy of BGC Holdings, other holders of Class A common stock and Class B common stock as of the date of an exchange could experience a reduction in their interest in the profits previously distributed by BGC U.S. and BGC Global that have not been distributed by us. Our current dividend policy could result in distributions to our common stockholders that are different from the distributions made by BGC Holdings to its unit holders.

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

While we believe that our BGC Holdings partnership structure promotes recruitment and retention and motivation of our employee partners, some employee partners may be more attracted to the benefits of working at a privately controlled partnership, or at a public company with a different compensation structure than our own, which may adversely affect our ability to recruit, retain, compensate and motivate these persons. While BGC Holdings limited partnership interests entitle founding/working and other limited partners to participate in distributions of income from the operations of our businesses, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests, as described below), any such founding/working or other limited partners are, unless Cantor, in the case of the founding partners, and us, as the general partner of BGC Holdings, otherwise determine, only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account or post-termination amount, if any, and not any goodwill or going concern value of our businesses. Further, certain partner units have no right to a post-termination payment, receive a preferred but fixed distribution amount, and/or cannot be made exchangeable into shares of our Class A common stock. Moreover, unless and until units are made exchangeable, limited partners have no unilateral right to exchange their BGC Holdings limited partnership interests for shares of Class A common stock.

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

Cantor’s partnership interests in BGC Holdings may be exchanged for shares of our Class A common stock or Class B common stock, on a one for one basis (subject to customary anti-dilution adjustments). The exchanges may result in increases to our share of the tax basis of the tangible and intangible assets of each of BGC U.S. and BGC Global that otherwise would not have been available, although the Internal Revenue Service may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the Internal Revenue Service. These increases in tax basis, if sustained, may reduce the amount of tax that we would otherwise be required to pay in the future.

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

Cantor effectively is able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our businesses, entry into new lines of businesses and borrowings and issuances of our Class A common stock and Class B common stock or other securities. This control is subject to the approval of our Audit Committee on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us.

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

We also expect Cantor to manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of Class A common stock, that would dilute Cantor’s voting power in us.

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

Our relationship with Cantor results in agreements with Cantor that are between related parties. As a result, the prices charged to us or by us for services provided under agreements with Cantor may be higher or lower than prices that may be charged by third parties, and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties. For example, pursuant to the separation agreement relating to our acquisition of certain of our BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be our customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from us without any cost. Any future related-party transactions or arrangements between us and Cantor are subject to the prior approval by our Audit Committee, but generally do not otherwise require the separate approval of our stockholders, and if such stockholder approval were required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders.

These related-party relationships may from time to time subject us to litigation. For example, a purported derivative action, since dismissed, was filed alleging that certain related-party transactions were unfair to us.

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which is acting as our sales agent in our controlled equity offerings and provides us with additional investment banking services. In addition, other affiliates of Cantor may provide us with advice and services from time to time.

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which acts as our sales agent pursuant to a controlled equity offering sales agreement, which was entered into on November 20, 2014 (the “Sales Agreement”). Pursuant to the Sales Agreement, we may offer and sell up to an aggregate of 20 million shares of our Class A common stock. Under the Sales Agreement, we agree to pay CF&Co 2% of the gross proceeds from the sale of shares of our Class A common stock.

In selling shares of our Class A common stock under the Sales Agreement, we may determine to instruct CF&Co not to sell our shares at less than a minimum price per share designated by us. Alternatively, we may instruct CF&Co to sell our shares so as to seek to realize a designated minimum price per share for all shares sold over a designated time period, or so as to seek to raise a designated minimum dollar amount of gross proceeds from sales of all such shares over a designated time period.

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

In addition, Cantor, CF&Co and their affiliates have provided investment banking services to us and our affiliates in the past, and may be expected to do so in the future, including acting as our financial advisor in connection with business combinations, dispositions, or other transactions, including the acquisition of GFI, and placing or recommending to us various investments, stock loans or cash management vehicles. They receive customary fees and commissions for these services. They may also receive brokerage and market data and analytics products and services from us and our respective affiliates. From time to time, CF&Co may make a market in our notes. We also provide to and receive from Cantor and its affiliates various administrative services.

Risks Related to Our Class A Common Stock

Purchasers, as well as existing stockholders, may experience significant dilution as a result of offerings of shares of our Class A common stock.

The Sales Agreement with CF&Co currently remains in effect to assist us with partner and employee sales of shares of Class A common stock. It provides for the issuance and sale of up to an aggregate of 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. As of February 9, 2016, we have issued and sold an aggregate of approximately 6.6 million shares of Class A common stock under the Sales Agreement, with approximately 13.4 million shares of Class A common stock remaining to be sold under the Agreement. Further, we have an effective shelf registration statement on Form S-4 with respect to the offer and sale of up to an aggregate of 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of February 19, 2016, we have issued an aggregate of 7.7 million shares of Class A common stock under the Form S-4, all in connection with acquisitions. In addition, in connection with the conversion of our 8.75% Convertible Senior Notes due April 15, 2015, on April 13, 2015 we issued to Cantor in a private placement 24,042,599 shares of our Class A common stock, and in connection with the JPI Back-End Merger to complete our acquisition of GFI, on January 12, 2016 we issued to the JPI stockholders in a private placement 23,481,192 shares of Class A common stock; in both cases, we filed effective shelf registration statements on Form S-3, registering such shares of Class A common stock for resale. Moreover, under our 4.50% Convertible Notes, we are currently obligated to issue up to 16,260,160 shares of Class A common stock upon the conversion of such notes. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to an aggregate of 10 million shares of our Class A common stock under our Dividend Reinvestment and Stock Purchase Plan. As of February 25, 2016, we have issued approximately 232,000 shares of our Class A common stock under such Plan. We have filed a number of registration statements on Form S-8 pursuant to which we have registered the shares underlying our Long Term Incentive Plan. As of December 31, 2015, there were 180.0 million shares remaining for sale under such registration statements.

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

Because we intend to use the net proceeds from the sale of shares of our Class A common stock under the Sales Agreement, and may use the net proceeds from future offerings, for general corporate purposes, which, among other things, are expected to include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases, investors should be aware that such net proceeds will not be available for other corporate purposes, and that, depending upon the timing and prices of such repurchases of shares and purchases of units and of the sales of our shares under the Sales Agreement and the liquidity and depth of our market, we may sell a greater aggregate number of shares, at a lower average price per share, under the Sales Agreement than the number of shares or units repurchased or purchased, thereby increasing the aggregate number of shares and units outstanding and decreasing our earnings per share.

We intend to use the net proceeds of the sale of shares of Class A common stock under the Sales Agreement, and may use the net proceeds from future offerings, for general corporate purposes, which among other things, are expected to include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases. From January 1, 2015 to December 31, 2015, we repurchased an aggregate of 1,416,991shares of Class A common stock at an aggregate purchase price of approximately $12.1 million with an average repurchase price of $8.55 per share. During that period, we redeemed for cash an aggregate of 7.5 million limited partnership units at an average price of $8.86 per unit and an aggregate of 100.0 thousand founding/working partner units at an average price of $5.96 per unit. In the future, we expect to continue to repurchase shares of our Class A common stock and redeem or purchase BGC Holdings units from Cantor, our executive officers, other employees, partners, and others, and these repurchases and purchases may be significant.

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

Nevertheless, our management believes that selling shares of our Class A common stock, and using the net proceeds of such sales to repurchase shares and purchase units, is in our best interest and that of our stockholders. While we believe that we can successfully manage our strategy, and that our share price may in fact increase as we increase the amount of cash available for dividends and share repurchases and unit purchases by paying a portion of the compensation of our employees in the form of partnership units and restricted stock, gradually lowering our compensation expenses for purposes of distributable earnings, and lowering our long-term effective tax rate for distributable earnings, there can be no assurance that our strategy will be successful or that we can achieve any or all of such objectives.

The market price of our Class A common stock has fluctuated significantly and may continue to do so. In addition, future sales of shares of Class A common stock by us or selling stockholders could materially adversely affect the market price of the Class A common stock.

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

Future sales of shares of our Class A common stock also could materially adversely affect the market price of our Class A common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our Class A common stock in connection with public offerings, future acquisitions, strategic alliances, third-party investments and private placements or otherwise, the market price of our Class A common stock could decline significantly.

In addition to our sales of shares of our Class A common stock pursuant to our controlled equity offerings, our acquisition shelf, and our dividend reinvestment plan discussed above, events which could have such an effect include the following:

•	In connection with the issuance of 24,042,599 shares of Class A common stock to Cantor upon the conversion by Cantor of the 8.75% Convertible Senior Notes, we filed an effective resale registration statement for such shares on Form S-3 on June 16, 2015;

•	In connection with the issuance of 23,481,192 shares of Class A common stock upon the closing of the JPI Back-End Merger, we filed an effective resale registration statement for such shares on Form S-3 on January 12, 2016;

•	The 4.50% Convertible Notes are currently convertible into 16,260,160 million shares of Class A common stock;

•	We may issue shares of Class A common stock upon the conversion or exchange of any convertible or exchangeable debt securities that may be issued by us in the future;

•	Stockholders may resell shares of Class A common stock issuable by us in connection with (i) the conversion by Cantor of shares of its Class B common stock into shares of Class A common stock, (ii) the exchange of Cantor’s exchangeable limited partnership interests, (iii) the exchange, redemption, or purchase of partnership units for shares of Class A common stock, including in partnership restructurings, (iv) incentive compensation, including grants of restricted stock, RSUs, and options, and (v) donations of shares by us to The Cantor Fitzgerald Relief Fund; and

•	Stockholders may resell outstanding shares of our Class A common stock, including sales by Cantor partners who receive distribution rights shares from Cantor, The Cantor Fitzgerald Relief Fund which may receive donated shares from Cantor or others, and our employees and partners who hold our shares, including those received in compensatory arrangements from us or in connection with acquisitions.

The 4.50% Convertible Notes and the capped call transactions may materially adversely affect the market for and trading price of our Class A common stock.

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

In connection with hedging the capped call transactions, we believe the hedge counterparties may enter into, or may unwind, various derivative transactions with respect to and/or purchase or sell our Class A common stock in secondary market transactions. Such arbitrage and hedging activities could have the effect of causing or avoiding an increase or decrease in the trading price of the Class A common stock, including during any cash settlement averaging period relating to a conversion of the notes and following any conversion of the notes and during the period prior to the maturity date. The effect, if any, of any of these transactions and activities on our Class A common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could materially adversely affect the market for and trading price of our Class A common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have offices in the United States, Canada, Europe, United Kingdom, Latin America, Asia, Africa and the Middle East. Our principal executive offices are located at 499 Park Avenue, New York, New York. We also occupy a space at 199 Water Street, New York, New York, which serves as a trading operation for our Financial Services businesses, space at 125 Park Avenue, New York, New York, which serves as the headquarters of our commercial Real Estate Services businesses, and space at 55 Water Street, New York, New York, which serves as the headquarters of our GFI division. Under the Administrative Services Agreement with Cantor, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the terms of the leases for such spaces.

Our largest presence outside of the New York metropolitan area is in London, located at One Churchill Place, Canary Wharf.

We currently occupy concurrent computing centers in Weehawken, New Jersey and Trumbull, Connecticut, which primarily service our Financial Services segment. In addition, we occupy two data centers in the United Kingdom located in Canary Wharf and Romford, respectively. Our U.S. Financial Services operations also have office space in Princeton, New Jersey, Edison, New Jersey, Palm Beach Gardens, Florida, Garden City, New York and Sugar Land, Texas, and both business segments have office space in Chicago.

After completing the acquisition of Newmark in October 2011, we also have a number of additional offices in several states (Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Washington) and the District of Columbia, which are used in our Real Estate Services segment. With our acquisitions of Cornish & Carey Commercial and ARA, we have increased the number of offices by approximately thirty within these above-referenced states. In addition, Newmark has licensed its name to commercial real estate providers in certain locations where Newmark does not have its own offices.

ITEM 3.	LEGAL PROCEEDINGS

See Note 20—“Commitments, Contingencies and Guarantees” to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a description of our legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

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

We declared quarterly dividends of $0.12 for each of the four quarters of 2014 and $0.14 for each of the four quarters of 2015.

	High	Low
2016
First Quarter (through February 26, 2016)	$9.63	$8.27

2015
First Quarter	$9.72	$7.78
Second Quarter	$10.27	$8.38
Third Quarter	$10.05	$7.91
Fourth Quarter	$9.90	$7.80

2014
First Quarter	$7.30	$5.96
Second Quarter	$7.65	$6.50
Third Quarter	$8.01	$7.16
Fourth Quarter	$9.57	$6.87

On February 26, 2016, the closing sales price of our Class A common stock on the NASDAQ Global Select Market was $8.87. As of February 26, 2016, there were 342 holders of record of our Class A common stock and two holders of record of our Class B common stock.

Dividend Policy

Our board of directors has authorized a dividend policy which provides that we expect to pay not less than 75% of our “post-tax distributable earnings per fully diluted share” as cash dividends to our common stockholders, with the balance of such distributable earnings to be available to repurchase shares of our Class A common stock or redeem or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others. Please see below for a detailed definition of “post-tax distributable earnings per fully diluted share.”

Our board of directors and our Audit Committee have authorized repurchases of shares of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including those held by Cantor, our executive officers, other employees, partners and others. As of January 31, 2016, we had approximately $291.6 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.

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

Share Repurchases and Unit Purchases

Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, including Cantor employees and partners. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On October 27, 2015, our Board of Directors and Audit Committee increased the share repurchase and unit redemption authorization to $300 million. As of January 31, 2016, we had approximately $291.6 million remaining from its share repurchase and unit redemption authorization. From time to time, we may actively continue to repurchase shares and/or redeem units.

During the year ended December 31, 2015, we repurchased 1,416,991 shares of our Class A common stock at an aggregate purchase price of approximately $12.1million for an average price of $8.55 per share.

During the fourth quarter of 2015, we repurchased 575,910 shares of our Class A common stock at an aggregate purchase price of $5.3 million for an average price of $9.25 per share.

PERFORMANCE GRAPH

The performance graph below shows a comparison of the cumulative total stockholder return, on a net dividend reinvestment basis, of $100 invested on December 31, 2010, measured on December 31, 2011, December 31, 2012, December 31, 2013, December 31, 2014 and December 31, 2015. Peer Group 1 consists of Compagnie Financière Tradition SA, ICAP plc and Tullet Prebon plc. Peer Group 2 consists of CBRE Group Inc., Colliers International Group Inc., and Jones Lang Lasalle Inc. On June 2, 2015, First Service Corporation became Colliers International Group Inc. and spun off its residential property management and property services business into a separately traded public company. The stock performance of Colliers International Group Inc. before June 2, 2015 reflects the performance of the combined FirstService Corporation. The returns of the peer group companies have been weighted according to their stock market capitalization for purposes of arriving at a peer group average. Total returns are shown on a “net dividend” basis, which tax effects dividend reinvestments from companies operating under certain U.K and European tax jurisdictions, according to local tax laws.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among BGC Partners, Inc., the S&P 500 Index,

Peer Group 1 and Peer Group 2

*	$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

Partnership and Equity Repurchases

The following table details our share repurchase activity during the fourth quarter of 2015, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced repurchase program and the approximate value that may yet be purchased under such program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1, 2015 through October 31, 2015	13,715	$8.23	13,715	—
November 1, 2015 through November 30, 2015	204,172	$9.17	204,172	—
December 1, 2015 through December 31, 2015	358,023	$9.34	358,023	—

Total	575,910	$9.25	575,910	$294,252,745

Certain Definitions

“Revenues for distributable earnings,” “pre-tax distributable earnings” and “post-tax distributable earnings,” which are supplemental measures of operating performance that are used by management to evaluate our financial performance and our consolidated subsidiaries’ financial performance. We believe that distributable earnings best reflect the operating earnings generated by the Company on a consolidated basis and are the earnings which management considers available for distribution to BGC Partners, Inc. and its common stockholders, as well as to holders of BGC Holdings partnership units during any period.

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

Revenues for distributable earnings are defined as GAAP revenues excluding the impact of our non-cash earnings or losses related to its equity investments. Revenues for distributable earnings include the collection of receivables which would have been recognized for GAAP other than for the effect of acquisition accounting. Revenues for distributable earnings also exclude certain one-time or unusual gains that are recognized under GAAP, because we do not believe such gains are reflective of its ongoing, ordinary operations.

Pre-tax distributable earnings are defined as GAAP income (loss) from operations before income taxes excluding items that are primarily non-cash, non-dilutive, and non-economic, such as:

•	Non-cash stock-based equity compensation charges for units granted or issued prior to the merger of BGC Partners, Inc. with and into eSpeed, Inc., as well as post-merger non-cash, non-dilutive equity-based compensation related to limited partnership unit exchange or conversion.

•	Allocations of net income to founding/working partner and other limited partnership units.

•	Non-cash asset impairment charges, if any.

Distributable earnings calculations also exclude charges related to purchases, cancellations or redemptions of partnership interests and certain unusual, one-time or non-recurring items, if any.

“Compensation and employee benefits” expense for distributable earnings will also include broker commission payouts relating to the aforementioned collection of receivables.

Our definition of distributable earnings also excludes certain gains and charges with respect to acquisitions, dispositions, or resolutions of litigation. This exclusion includes the one-time gain related to the NASDAQ and Trayport transactions. Management believes that excluding these gains and charges best reflects our ongoing operating performance. However, because NASDAQ is expected to pay us in an equal amount of stock on a regular basis for 15 years as part of the transaction, the payments associated with our receipt of such stock are expected to be included in the our calculation of distributable earnings. To make quarter-to-quarter comparisons more meaningful, one-quarter of the annual contingent earn-out amount will be included in our calculation of distributable earnings each quarter as “other revenues.”

Since distributable earnings are calculated on a pre-tax basis, management intends to also report “post-tax distributable earnings” and “post-tax distributable earnings per fully diluted share:”

•	“Post-tax distributable earnings” are defined as pre-tax distributable earnings adjusted to assume that all pre-tax distributable earnings were taxed at the same effective rate.

•	“Post-tax distributable earnings per fully diluted share” are defined as post-tax distributable earnings divided by the weighted-average number of fully diluted shares for the period.

Our distributable earnings per share calculations assume either that:

•	The fully diluted share count includes the shares related to the dilutive instruments, such as the 4.50% convertible notes, but excludes the associated interest expense, net of tax, when the impact would be dilutive; or

•	The fully diluted share count excludes the shares related to these instruments, but includes the associated interest expense, net of tax.

The share count for distributable earnings excludes shares expected to be issued in future periods but not yet eligible to receive dividends and/or distributions, such as those related to the GFI back-end merger.

Each quarter, the dividend to our common stockholders is expected to be determined by our Board of Directors with reference to post-tax distributable earnings per fully diluted share. In addition to our quarterly dividend to common stockholders, we expect to pay a pro rata distribution of net income to BGC Holdings founding/working partner and other limited partnership units, and to Cantor for its non-controlling interest. The amount of all of these payments is expected to be determined using the above definition of pre-tax distributable earnings per share.

Certain employees who are holders of RSUs may be granted pro rata payments equivalent to the amount of dividends paid to common stockholders. Under GAAP, a portion of the dividend equivalents on RSUs is required to be taken as a compensation charge in the period paid. However, to the extent that they represent cash payments made from the prior period’s distributable earnings, they do not dilute existing stockholders and are therefore excluded from the calculation of distributable earnings.

The term “distributable earnings” is not meant to be an exact measure of cash generated by operations and available for distribution, nor should it be considered in isolation or as an alternative to cash flow from operations or GAAP net income (loss.) We view distributable earnings as a metric that is not necessarily indicative of liquidity or the cash available to fund its operations.

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

Management does not anticipate providing an outlook for GAAP “revenues,” “income (loss) from operations before income taxes,” “net income (loss) for fully diluted shares,” and “fully diluted earnings (loss) per share,” because the items previously identified as excluded from “pre-tax distributable earnings” and “post-tax distributable earnings” are difficult to forecast. Management will instead provide its outlook only as it relates to “revenues for distributable earnings,” “pre-tax distributable earnings,” and “post-tax distributable earnings.”

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2015. This selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Amounts in thousands, except per share data.

	Year Ended December 31,
	2015[1,3,4,5], 6	2014[1,3,4]	2013[1,2,3,4]	2012[3]	2011[3]
Consolidated Statements of Operations Data:
Revenues:
Commissions	$1,934,128	$1,307,912	$1,202,244	$1,176,009	$996,263
Principal transactions	313,142	253,951	309,908	336,160	375,001

Total brokerage revenues	2,247,270	1,561,863	1,512,152	1,512,169	1,371,264
Real estate management services	187,118	163,227	163,353	122,704	1,222
Fees from related parties	25,348	28,379	41,128	53,159	62,227
Market data and software solutions	95,101	9,477	16,338	27,264	26,962
Interest income	10,643	7,312	6,833	6,506	5,441
Other revenues	9,957	17,232	5,177	4,495	4,174

Total revenues	2,575,437	1,787,490	1,744,981	1,726,297	1,471,290
Expenses:
Compensation and employee benefits	1,694,956	1,121,075	1,255,580	1,032,552	789,534
Allocation of net income and grant of exchangeability to LPUs and FPUs	259,639	136,633	423,589	140,076	126,778

Total compensation and employee benefits	1,954,595	1,257,708	1,679,169	1,172,628	916,312
Other expenses	751,406	573,776	552,996	538,628	494,014

Total expenses	2,706,001	1,831,484	2,232,165	1,711,256	1,410,326

Other income (losses), net:
Gain on divestiture and sale of investments	394,347	—	723,147	52,471	—
Gains (losses) on equity method investments	1,863	(8,621)	(9,508)	(11,775)	(6,605)
Other income	123,168	49,427	39,466	—	—

Total other income (losses), net	519,378	40,806	753,105	40,696	(6,605)

Income (loss) from operations before income taxes	388,814	(3,188)	265,921	55,737	54,359
Provision for income taxes	120,496	651	92,166	20,224	15,999

Consolidated net income (loss)	268,318	(3,839)	173,755	35,513	38,360
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	141,530	(7,974)	102,831	11,649	18,223

Net income available to common stockholders	$126,788	$4,135	$70,924	$23,864	$20,137

Per share data:
Basic earnings per share	$0.52	$0.02	$0.37	$0.16	$0.17

Fully diluted earnings per share	$0.50	$0.02	$0.36	$0.16	$0.17

Basic weighted-average shares of common stock outstanding	243,460	220,697	193,694	144,886	116,132

Fully diluted weighted-average shares of common stock outstanding	335,387	328,455	265,348	280,809	116,514

Dividends declared per share of common stock	$0.54	$0.48	$0.48	$0.63	$0.65

Dividends declared and paid per share of common stock	$0.54	$0.48	$0.48	$0.63	$0.65

Cash and cash equivalents	$461,207	$648,277	$716,919	$388,409	$369,713
Total assets	$3,991,454	$2,751,127	$2,079,363	$1,638,939	$1,405,185
Notes payable and collateralized borrowings	$840,877	$556,700	$258,356	$301,444	$181,916
Notes payable to related parties	$—	$150,000	$150,000	$150,000	$150,000
Total liabilities	$2,691,739	$2,109,704	$1,309,698	$1,132,688	$904,218
Total stockholders’ equity	$651,123	$401,516	$464,368	$334,292	$316,654

[1]	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ on June 28, 2013.
[2]	Amounts include gains related to the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ on June 28, 2013.
[3]	Information reflects the acquisition of Grubb & Ellis effective April 13, 2012 and Newmark effective October 14, 2011.
[4]	Amounts include the gain related to the earn-out associated with the NASDAQ transaction.
[5]	On February 26, 2015, the Company completed the acquisition of GFI. The information includes the results of GFI following the acquisition.
[6]	Amounts include gains related to the Company’s sale of all of the equity interests in the entities that made up the Transport business to Intercontinental Stock Exchange, Inc. on December 11, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of BGC Partners, Inc.’s financial condition and results of operations should be read together with BGC Partners, Inc.’s consolidated financial statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included elsewhere in this report. When used herein, the terms “BGC Partners,” “BGC,” the “Company,” “we,” “us” and “our” refer to BGC Partners, Inc., including consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2015 and 2014. This discussion is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage company servicing the financial and real estate markets through our Financial Services and Real Estate Services businesses. Through our brands, including BGC®, GFI® and RP MartinTM, among others, our Financial Services business specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, and futures. Our Financial Services business also provides a wide range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our FENICS®, BGC TraderTM, BGC Market Data and Capitalab® brands, we offer fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to select financial instruments and markets.

We entered into the commercial real estate business in October 2011 with the acquisition of Newmark & Company Real Estate, Inc. (“Newmark”), a leading U.S. commercial real estate brokerage and advisory firm primarily serving corporate and institutional clients. Newmark was founded in 1929 in New York City. In 2000, Newmark embarked upon a national expansion and in 2006 entered into an agreement with London-based Knight Frank to operate jointly in the Americas as “Newmark Knight Frank.” In the second quarter of 2012, we completed the acquisition of substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries, which we refer to as “Grubb & Ellis.” Grubb & Ellis was formed in 1958 and built a full-service national commercial real estate platform of property management, facilities management and brokerage services. Grubb & Ellis was integrated with Newmark Knight Frank to form the resulting brand, Newmark Grubb Knight Frank (“NGKF”). NGKF is a full-service commercial real estate platform that comprises our Real Estate Services segment, offering commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales, and real estate finance, consulting, project and development management, and property and facilities management.

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. We have offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, San Francisco, Santa Clara, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich, as well as over 50 other offices.

We remain confident in our future growth prospects as we continue to increase the scale and depth of our Financial Services and Real Estate Services platforms and continue to seek market-driven opportunities to expand our business in numerous financial asset classes. This was exemplified by the successful completion of our tender offer for the majority of GFI’s outstanding common shares. Beginning in the first quarter of 2015, BGC began consolidating the results of GFI, which continues to operate as a separately branded division of BGC. On January 12, 2016, we completed the merger with GFI by acquiring 100 percent of GFI’s outstanding shares (see “Successful Completion of Tender Offer to Acquire GFI Group, Inc.”). We also completed the purchase of remaining Apartment Realty Advisers (“ARA”) members, Computerized Facility Integration (“CFI”), Excess Space, Steffner Commercial Real Estate (which operates as Newmark Grubb Memphis), and Cincinnati Commercial Real Estate (“CCR”) during this year. By adding these leading companies to our platform, we have greatly broadened the scope and depth of services we can provide to our clients across our consolidated business. We have continued to make key hires around the world and integrate other recent acquisitions onto our global platform. We expect these additions to increase our revenues and earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitable hires.

Successful Completion of Tender Offer to Acquire GFI Group, Inc.

GFI is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves more than 2,500 institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes. On February 26, 2015, we successfully completed our tender offer to acquire shares of common stock, par value $0.01 per share, of GFI for $6.10 per share in cash and accepted for purchase 54.3 million shares tendered to us pursuant to the offer. The tendered shares, together with the 17.1 million shares already owned by us, represented approximately 56% of the then-outstanding shares of GFI. We issued payment for the tendered shares on March 4, 2015 in the aggregate amount of $331.1 million. On April 28, 2015, we purchased from GFI approximately 43.0 million new shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bore an interest rate of LIBOR plus 200 basis points. The new shares and the note eliminate in consolidation. Following the issuance of the new shares, we owned approximately 67% of GFI’s outstanding common stock, which gave us control over the timing and process for the completion of a back-end merger (the “Back-End Mergers”) pursuant to the tender offer agreement.

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement (the “Merger Agreement”), dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity (the “GFI Merger”). The Back-End Mergers allowed BGC to acquire the remaining approximately 33 percent of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates now own 100 percent of the outstanding shares of GFI’s common stock. See Note 4—“Acquisitions” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information about the GFI transaction.

In total, approximately 23.5 million shares of BGC Class A Common Stock and $111.3 million in cash were issued or paid with respect to the closing of the Back-End Mergers, inclusive of adjustments. The total purchase consideration for all shares of GFI purchased by BGC was approximately $750 million, net of the $250.0 million note previously issued to GFI by BGC, which is eliminated in consolidation. This figure excludes the $29.0 million gain recorded in the first quarter of 2015 with respect to the appreciation of the 17.1 million shares of GFI held by BGC prior to the successful completion of the tender offer. The excess of total consideration over the fair value of the total net assets acquired, of approximately $453.8 million, has been recorded to goodwill and was allocated to our Financial Services.

We believe the combination of BGC and GFI creates a strong and diversified Financial Services business, well positioned to capture future growth opportunities. Through this combination, we expect to deliver substantial benefits to customers of the combined company, and we expect to become the largest and most profitable wholesale brokerage company. We also believe this is a highly complementary combination, which will result in meaningful economies of scale. While the front office operations will remain separately branded divisions, the back office, technology, and infrastructure of these two companies are integrating in a smart and deliberate way. In the fourth quarter of 2015, we met our target of reducing Financial Services annualized expenses by at least $50 million by the first quarter of 2016. We had previously expected a minimum of $40 million in further annualized cost savings by the first quarter of 2017, for a total of at least $90 million in annual savings. We now anticipate achieving a minimum of $100 million in annual savings by the end of 2016. The improvement to our pre-tax profitability we expect to achieve with the $100 million in annualized cost savings will be at least 25 percent higher than the full year revenues of Trayport, which we have sold to ICE for $650 million on December 11, 2015.

On July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes; as a consequence of guaranteeing GFI’s debt, we have substantially improved the credit rating of GFI’s bonds and lowered future interest payments. We have also been able to free up capital set aside for regulatory and clearing purposes, allowing us to use our balance sheet more efficiently. As the integration of BGC and GFI continues, we expect to generate increased productivity per broker and to continue converting voice and hybrid broking to more profitable fully electronic trading, all of which should lead to increased revenues, profitability and cash flows. In addition, we expect our results to further improve as we invest the net proceeds from the $650 million Trayport sale.

Trayport Transaction

On December 11, 2015, we completed the sale (the “Trayport Transaction”) of all of the equity interests in the entities that make up the Trayport business (the “Trayport Business”) to Intercontinental Stock Exchange, Inc. (“ICE”). The Trayport Business was GFI’s electronic European energy software business. The Trayport Transaction occurred pursuant to a Stock Purchase Agreement, dated as of November 15, 2015. At the closing, we received 2,527,658 shares of ICE common stock issued with respect to the $650 million purchase price, which was adjusted at closing. Trayport, prior to its sale, had generated revenues of approximately $80 million over the twelve months ended September 30, 2015. BGC expects to pay effective cash taxes of no more than $64 million related to the Trayport purchase price, or an expected rate of less than 10 percent.

NASDAQ Transaction

On June 28, 2013, we completed the sale (the “NASDAQ Transaction”) of certain assets to NASDAQ, which purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (the “Purchased Assets” or “eSpeed”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of NASDAQ common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ is equal to or greater than $25 million. Through December 31, 2015, we have received 2,976,741 shares of NASDAQ common stock in accordance with the agreement. The contingent future issuances of NASDAQ common stock are also subject to acceleration upon the occurrence of certain events, including the acquisition by any person of 50% or more of NASDAQ’s stock (including by merger), NASDAQ ceasing to hold Purchased Assets representing 50% or more of the aggregate revenue attributable to the Purchased Assets as of the closing, and the sale of all or substantially all of NASDAQ’s assets, as well as to certain anti-dilution provisions.

As a result of the sale of eSpeed, we only sold our on-the-run benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. We continue to offer voice brokerage for on-the-run U.S. Treasuries, as well as across various other products in rates, credit, FX, market data and software solutions. As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, our e-businesses, excluding Trayport and including revenues from intra-company technology services, continued to grow their revenues and generated $224.3 million and $99.0 million in revenues during the year ended December 31, 2015, and 2014 respectively. Our annualized fully electronic revenues are more than double those of eSpeed, which generated $48.6 million in revenues for the six months ended June 30, 2013 and was sold in the second quarter of 2013 for $1.2 billion.

For the purposes of this document and subsequent SEC filings, all of our fully electronic businesses are referred to as “FENICS.” These offerings include Financial Services segment fully electronic brokerage products, as well as offerings in market data and software solutions across both BGC and GFI. FENICS results do not include the results of Trayport, either before or after the completed sale to ICE. Going forward we expect these businesses to become an even more valuable part of BGC as they continue to grow faster than, and be substantially larger than eSpeed ever was for us.

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

Another key factor in the growth of the financial intermediary sector during the same timeframe was the increase in the number of new financial products. As market participants and their customers strive to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments have been developed. Most of these new securities and derivatives are not immediately ready for more liquid and standardized electronic markets, and generally increase the need for trading and require broker-assisted execution.

In recent years, our Financial Services businesses have faced more challenging market conditions. While our foreign exchange (“FX”), energy and commodities, and equities and other businesses operated in a generally improved macro environment in recent periods, our credit and rates businesses have continued to face a challenging macro environment that has been part of a greater industry trend which has been attributed to a number of cyclical factors, including accommodative monetary policies by several major central banks including the Federal Reserve, Bank of England, Bank of Japan and the European Central Bank. These accommodative monetary policies have resulted in historically low levels of volatility and interest rates across most financial markets. The global credit markets have also faced structural issues such as increased bank capital requirements under Basel III. Consequently, these factors have contributed to lower trading volumes in our rates and credit asset classes across most geographies in which we operate.

Regulators in the U.S. have finalized most of the new rules across a range of financial marketplaces, including OTC derivatives, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Many of these rules became effective in prior years, while ongoing phase-ins are anticipated over coming years. Legislators and regulators in Europe and the Asia-Pacific region have crafted similar rules, some of which have already been implemented, specifically those falling under the Markets in Financial Instruments Directive II (“MiFID II”), while others are expected to be implemented in the future.

These OTC-related regulations and proposed rules call for, among other actions, additional pre- and post-trade market transparency, heightened collateral and capital standards, the transacting of certain derivatives using authorized venues, central clearing of most standardized derivatives, specific business conduct standards and the delivery of transaction data to newly designated trade repositories for public dissemination.

BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, began operating as Swap Execution Facilities (“SEFs”) on October 2, 2013. Both BGC Derivative Markets and GFI Swaps Exchange received permanent registration approval from the CFTC as SEFs on January 22, 2016. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized with implementation periods in 2016 and beyond. We also maintain our ownership stake in ELX, a CFTC-approved designated contract market (“DCM”).

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

Over the past few years there has been significant consolidation among the interdealer-brokers and wholesale brokers with whom we compete. In addition to our 2015 acquisition of GFI, Tullett Prebon plc (“Tullett”) and ICAP plc (“ICAP”) recently announced an agreement whereby Tullett will purchase ICAP’s global hybrid voice broking and information business. We expect to continue to compete with ICAP’s remaining electronic markets, post-trade and information businesses through the various offerings on our FENICS platform. We will also continue to compete with Tullett across the voice/hybrid brokerage marketplace. However, we view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our Financial Services businesses in the future.

Growth Drivers

As a wholesale intermediary, our business is driven primarily by overall industry volumes in the markets in which we broker, the size and productivity of our front-office headcount (including brokers, salespeople, managers and other front-office personnel), regulatory issues and the percentage of our revenues we are able to execute by fully electronic means.

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

Rates volumes in particular are influenced by market volatility, which has recently begun its rise as compared with recent averages. Central bank quantitative easing globally has reduced volumes because it entails the central banks buying government securities or other securities in the open market—particularly longer-dated instruments—in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge—thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its Quantitative Easing program in the fourth quarter of 2014, the U.S. Federal Reserve still had over $3.7 trillion worth of long-dated U.S. Treasury and Federal Agency securities as of January 1, 2016, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Additionally, the U.S. Federal Reserve has continued to roll over its existing positions and it is expected to keep its balance sheet at elevated levels for the foreseeable future. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past few years and have indicated that they may continue to do so.

In addition, the G-20 central banks have agreed to implement the Basel III accord. Basel III was drafted with the intention of making banks more stable in the wake of the financial crisis. The accord, which will be phased in over the next few years, will force most large banks in G-20 nations to hold approximately three times as much Tier 1 capital as is required under the previous set of rules. These capital rules make it more expensive for banks to hold non-sovereign debt assets on their balance sheets, and as a result, analysts say banks have reduced or will reduce their trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has further reduced overall industry volumes in many of the products we broker, particularly in credit.

During the year ended December 31, 2015, industry volumes were generally mixed year-on-year for the OTC and listed products we broker in rates, credit, FX, equities, energy and commodities. For example, volumes were generally up within equities, energy and commodities, FX futures, and European interest rate futures, while volumes were generally down within U.S. interest rate futures, spot FX, and credit. Below is an expanded discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. While the amount of global sovereign debt outstanding remains high by historical standards, the level of secondary trading and related hedging activity remains muted. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), the average daily volume of U.S. Treasuries among primary dealers was flat during the fourth quarter of 2015 as compared with a year earlier. Additionally, interest rate volumes were down by approximately 18% at CME, and up by 3% at Eurex. In comparison, our fully electronic rates revenues were up by approximately 37.3% from a year earlier, driven largely by the acquisition of GFI. Overall revenues from rates products were up by approximately 16.7% during the period to $468.5 million, primarily driven by the addition of GFI and R.P. Martin.

Our rates revenues are not totally dependent on market volumes and therefore do not always fluctuate consistently with industry metrics. This is largely because our voice, hybrid, and fully electronic desks in rates often have volume discounts built into their price structure, which results in our rates revenues being less volatile than the overall industry volumes.

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (“OECD”)—which includes almost all of the advanced and developed economies of the world—reported that general government debt as a percentage of GDP will be 71.8% for the entire OECD in 2017. This would represent a slight increase from 71.7% in 2015, but up considerably from the 39.2% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing will continue to negatively impact financial markets, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the continued accommodative monetary policy of many major central banks.

Foreign Exchange Volumes and Volatility

Global FX volumes were generally mixed during 2015, as the fourth quarter reflected the anticipated and eventual rise of U.S. interest rates for the first time since 2006. Additionally, FX volumes were impacted by the intervention and support of certain emerging market currencies by their respective central governments. Thus, spot FX at Thomson Reuters was down 6%, while FX futures at CME were up 9%. Our fully electronic FX revenues increased approximately 56.3%, while our overall FX revenues increased by 44.4% to $310.6 million, primarily related to the acquisitions of GFI and R.P. Martin, as well as organic growth.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives side of this business are impacted by sovereign and corporate issuance. Global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulation for the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the year, primary dealer average daily volume for corporate bonds was down by 7% according to Bloomberg. As of December 31, 2015, total dealer gross notional credit derivatives outstanding as reported by SIFMA—a reflection of the inter-dealer derivatives market—was down by over 25% from a year earlier. In comparison, our fully electronic credit revenues were up 101.4%, driven largely by the addition of GFI, while overall credit revenues increased by over 21.0% to $273.3 million.

Energy and Commodities

Energy and commodities volumes were generally up during 2015, driven by the increased volatility exhibited in global oil and other physical commodity prices. Combined energy and commodity futures volumes at CME were up 16% while energy futures were up 7% at ICE. BGC’s energy and commodities revenues were up 255.4% to $198.3 million, largely driven by the acquisition of GFI and double-digit organic growth.

Equities and Other Asset Classes

Global equity volumes were generally mixed during the year, as fund outflows increased during the second half of the year. According to Credit Suisse Equity Research, the average daily volumes of U.S. shares were flat, while European shares traded were up 6%. Additionally, equity derivatives were down 11% as compared to a year ago. In contrast, our overall revenues from equities and other asset classes increased by 55.7% to $187.7 million, driven by the acquisition of GFI.

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

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers that dominate the OTC markets had generally been hesitant in adopting electronically traded products. However, in recent years, hybrid and fully electronic wholesale OTC markets for products, including CDS indices, FX options, and most recently interest rate swaps, have been created as banks and dealers have become more open to electronically traded products and as firms like us have invested in the kinds of technology favored by our customers. Recently enacted and pending regulation in Asia, Europe and the U.S. regarding banking, capital markets, and OTC derivatives has accelerated the adoption of fully electronic trading and we expect to benefit from the rules and regulation surrounding OTC derivatives. Our understanding is that the rules that have been adopted or are being finalized will continue to allow for trading through a variety of means, including voice, and we believe the net impact of these rules and additional bank capital requirements will encourage the growth of fully electronic trading for a number of products we broker.

The combination of more market acceptance of hybrid and fully electronic trading and our competitive advantage in terms of technology and experience has contributed to our strong gains in electronically traded products. We continued to invest in hybrid and fully electronic technology broadly across our financial services product categories. FENICS has exhibited significant growth that we believe has outpaced the financial technology and wholesale brokerage industry as a whole. We expect this trend to continue as we convert more of our voice and hybrid brokerage into fully electronic brokerage across our FENICS platform.

FENICS revenues, excluding Trayport and including revenues from intra-company technology services, increased by over 126.6% to $224.3 million for the year, as compared with $99.0 million for the year ended December 31, 2014. The increase in overall FENICS revenues for the year was primarily due to the acquisition of GFI along with the strong organic growth generated by our market data and software solutions products. We offer electronically traded products on a significant portion of our Financial Services segment’s hundreds of brokerage desks. The revenues, profits, and growth of these products are more than double those of eSpeed, which we sold in the second quarter of 2013 for over $1.2 billion. The financial results and strong momentum of FENICS also compare favorably to other highly valuable electronic trading platforms that are either publicly-traded or that have recently been sold by other companies. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of FENICS to further improve this segment’s profitability and market share.

Real Estate Services:

Our discussion of financial results for “Newmark Grubb Knight Frank,” “NGKF,” or “Real Estate Services” reflects only those businesses owned by us and does not include the results for Knight Frank or for the independently-owned offices that use some variation of the NGKF name in their branding or marketing.

Our Real Estate Services segment continued to show strong growth and generated approximately 39% of our revenues for the year ended December 31, 2015. Real Estate brokerage revenues grew by 48.7% year-over-year, which included growth in real estate capital markets of 115.0% and in leasing and other services of 28.9%. This growth was primarily driven by the additions of ARA, Cornish & Carey, and Excess Space along with strong organic growth. While we benefited from positive industry trends, we believe that NGKF continued to gain market share. Our Real Estate management services and other revenues were up by 15.0%; and overall revenues improved by 40.9%. Our acquisitions of Cornish & Carey and ARA are expected to continue to drive future growth of our Real Estate Services business, particularly in the higher margin capital markets brokerage space.

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

Growth Drivers

The key drivers of revenue growth for U.S. commercial real estate brokerage services companies include the overall health of the U.S. economy, including gross domestic product and employment trends in the U.S., which drives demand for various types of commercial leases and purchases, the institutional ownership of commercial real estate as an investible asset class, and the ability to attract and retain talent to our real estate services platform. In addition, in real estate sales, also known as real estate capital markets, growth is driven by the availability of credit to purchasers of and investors in commercial real estate.

Economic Growth in the U.S.

The U.S. economy is believed to have expanded by an annualized rate of 2.4% during 2015 according to the U.S. Bureau of Economic Analysis’s advance estimate, consistent with the average annual increase of 2.4% for the twelve months ended 2014. Many economists believe that U.S. economic growth faces near-term headwinds with a strong U.S. dollar and depressed energy prices that adversely impact certain industries and geographies of the country. However, according to the most recent Bloomberg survey of economists, the consensus is for U.S. GDP to expand by 2.4% in 2016 and 2.3% in 2017. This moderate pace of growth should keep interest rates and inflation low by historical standards.

The Bureau of Labor Statistics preliminarily reported that employers added a monthly average of 279,000 net new payroll jobs during the fourth quarter, as compared to 274,000 in the prior year period. U.S. employers added 292,000 jobs in December of 2015, versus the trailing twelve month average of 226,000. Despite the return to pre-recession unemployment rates (5.0% as of December 2015), the number of long-term unemployed and the labor force participation rate (the latter of which is near a 38-year low) remain disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended the fourth quarter at 2.27%, down from the prior quarter-end, but up from its recent low of 1.64% on January 30, 2015. 10-year Treasury yields have remained well below their 40-year average of approximately 6.6%, in large part due to market expectations that the Federal Open Market Committee (“FOMC”) will only moderately raise the federal funds rate over the next few years.

The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of excess space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and low interest rates helped push vacancy rates down for the office, apartment, retail and industrial markets. Construction activity, though it is ramping up, remains low compared with prior expansion cycles and low relative to demand and absorption, which means that property leasing markets continue to tighten. The exception to this trend is apartments, where construction activity has caught up with, though not yet exceeded, demand, keeping vacancies at historic lows. Asking rental rates posted moderate gains across all property types during 2015, propelled by demand for Class A assets in the top submarkets and increasingly Class B space as renewing tenants realize how much Class A rents have risen. The following trends drove the commercial real estate market for 2015:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate space across all major sectors;

•	Technology, professional and business services and healthcare continued to power demand for office space. Languishing oil prices continue to pose a challenge for Texas and other energy-dependent markets, but the major Texas metropolitan areas have diversified economies. Even in Houston, the most energy-dependent large Texas metropolitan area, the local economy has downshifted but not gone into reverse;

•	E-commerce and supply-chain optimization created tenant and owner-user demand for warehouses and distribution centers;

•	Apartment rents benefited from sustained job growth, and underlying demographic trends towards urban living amongst two key age groups: millennials and baby boomers; and

•	Continued corporate employment and earnings growth, combined with increased leisure travel generated demand for hotel room-nights.

Market Statistics

The U.S commercial property market continues to display considerable strength, posting twenty-three consecutive quarters of gains in commercial property prices, as measured by the Commercial Property Price Index, reported by Moody’s Real Capital Analytics (“RCA”). Additionally, U.S. commercial real estate sales volumes have increased year-on-year in twenty-four of the last twenty-five quarters, as reported by RCA. If the U.S. economy continues to expand at the moderate pace envisioned by many economists, we would expect this to fuel the continued expansion of demand for commercial real estate.

According to CoStar’s Value-Weighted U.S. Composite Index, average prices were up by over 12% year-over-year for the twelve-months ended November 2015. During 2015, the dollar volume of significant property sales totaled $533 billion in the U.S., up by 23% from the year ago period according to RCA. In comparison, our real estate capital markets revenue increased approximately 115.0% year-over-year, primarily due to growth resulting from the acquisitions of ARA and Cornish & Carey in addition to strong organic growth.

Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. According to Newmark Grubb Knight Frank Research, the combined average vacancy rate for office, industrial, and retail properties ended the year at 7.9% down from 8.5% a year earlier, marking twenty-three consecutive quarters of improving average vacancy rates. Rents for all property types in the U.S. continued to improve modestly. According to NGKF Research, leasing activity during 2015 was roughly flat with the year ago period. In comparison, revenues from our leasing and other services business grew by approximately 28.9%.

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

We have invested significantly to capitalize on the current business environment through acquisitions, technology spending and the hiring of new brokers, salespeople, managers and other front-office personnel. The business climate for these acquisitions has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have been able to attract businesses and brokers, salespeople, managers and other front-office personnel to our platform as we believe they recognize that we have the scale, technology, experience and expertise to succeed in the current business environment.

As of December 31, 2015, our front-office headcount was up by 35% year-over-year to 3,855 brokers, salespeople, managers and other front-office personnel. This increase was primarily due to the acquisitions made throughout the year. For the year ended December 31, 2015, average revenue generated per front-office employee increased by 2% from a year ago to approximately $638,000. The increase in overall company revenue per front-office employee was primarily driven by strong performance in our Real Estate Services business.

BGC’s average revenue per front office employee has historically declined year-over-year for the periods following significant headcount increases, because the additional brokers and salespeople generally achieve significantly higher productivity levels in their second year with the Company.

The laws and regulations passed or proposed on both sides of the Atlantic concerning OTC trading seem likely to favor increased use of technology by all market participants, and are likely to accelerate the adoption of both hybrid and fully electronic trading. We believe these developments will favor the larger inter-dealer brokers over smaller, non-public inter-dealer brokers, as the smaller ones generally do not have the financial resources to invest the necessary amounts in technology. We believe this will lead to further consolidation across the wholesale financial brokerage industry, and thus further allow us to profitably grow our front-office headcount.

Since 2013, our acquisitions have included Sterling International Brokers Limited, HEAT Energy Group, Remate Lince, Cornish & Carey Commercial, ARA, R.P. Martin, GFI, Excess Space, CFI, Steffner Commercial Real Estate, and CCR.

During the year ended December 31, 2013, we acquired in our Financial Services business, the business and certain assets of Sterling International Brokers Limited, a London-based financial brokerage firm specializing in Pound Sterling and other major currency transactions.

During 2014 we completed the following acquisitions in our Financial Services business: Remate Lince, the leading Mexican inter-dealer broker focusing on interest rate derivatives and fixed income; HEAT Energy Group, which specializes in East Coast U.S. power brokerage; and R.P. Martin, a market-leading interdealer brokerage focusing on European interest rates and foreign exchange products. We also continued to make key hires around the world. We expect these additions to increase to earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitably hire, and we are confident in our ability to utilize our capital to achieve strong revenue and earnings growth going forward.

During 2014 in our Real Estate Services business we completed the acquisition of members of ARA, the nation’s largest privately held, multi-housing brokerage and the acquisition of Cornish & Carey, the leading commercial real estate services company in the Bay Area and Silicon Valley. ARA had approximately 100 brokers with offices nationwide and completed more than $3.3 billion in multi-family sales in the first nine months of 2014. Cornish & Carey had over 275 brokers and generated approximately $135 million in revenues in 2013. Accordingly, we have greatly broadened the scope and depth of services we can provide to our clients in Northern California and across the U.S.

On February 26, 2015, we announced the successful completion of our tender offer for the majority of GFI Group, Inc.’s outstanding common shares. GFI is a leading intermediary in the global OTC and Listed markets, offering an array of sophisticated trading technologies and products and generated over $880 million in revenues in 2014, which included revenues from their Trayport and Kyte businesses, which have since been sold. The acquisition of GFI represented the largest acquisition in our history. On January 12, 2016, we completed the merger with GFI by acquiring the approximately 33% of the remaining shares of GFI. This combination dramatically increases the scale and scope of the Company and the combined company is now the largest interdealer-broker and wholesale financial broker in the industry.

In March 2015, GFI completed its previously announced sale of all the equity interests of The Kyte Group Limited which primarily included the Company’s clearing business. In May 2015, GFI completed its previously announced sale of all the equity interests of Kyte Broking Limited.

In addition, on December 11, 2015, we completed the sale of all of the equity interests in the entities that make up the Trayport business to ICE. The Trayport transaction occurred pursuant to a Stock Purchase Agreement, dated as of November 15, 2015. At the closing, we received 2,527,658 shares of ICE common stock issued with respect to the $650 million purchase price, which was adjusted at closing.

On May 20, 2015, we completed the acquisition of CFI, a premier real estate strategic consulting and systems integration firm that manages over three billion square feet globally for Fortune 500 companies, owner-occupiers, government agencies, healthcare and higher education clients. CFI provides corporate real estate, facilities management, and enterprise asset management information consulting and technology solutions that yield hundreds of millions of dollars in cost-savings for its client base on an annual basis. The acquisition is expected to complement and drive future growth opportunities within NGKF’s Management Services business and within CFI’s extensive client base.

On July 1, 2015, we completed the acquisition of Excess Space. Excess Space is a premier consulting and advisory firm dedicated to real estate disposition and lease restructuring for retailers throughout the US and Canada. It advises some of the nation’s leading supermarkets, department stores, banks, drug stores and restaurants. Since its establishment in 1992, Excess Space has generated an estimated $4 billion in cost savings for clients. We are confident that the acquisition of Excess Space will enhance our business, strengthen the services within our global retail platform, and bring value to our clients.

On December 11, 2015, we completed the acquisition of Steffner Commercial Real Estate, which operates as Newmark Grubb Memphis, a full-service commercial real estate advisory practice in the metropolitan Memphis, Tennessee region. This acquisition represented the cornerstone in our plan to grow our presence across the Mid-South region, which includes Alabama, Arkansas, Kentucky, Louisiana, Mississippi, and Tennessee.

On December 28, 2015, we completed the acquisition of Cincinnati Commercial Real Estate, Inc. (“CCR”), which is headquartered in Cincinnati, Ohio. CCR has a deep and successful track record in office, industrial and retail leasing and investment sales, representing a diversified client base that ranges from top Fortune 500 companies and institutions to privately owned firms. The acquisition bolsters our presence in the Midwest and will help drive growth opportunities for the firm’s existing Midwest operations.

Financial Overview

Revenues

Our revenues are derived primarily from brokerage commissions charged for either agency or matched principal transactions, revenues from real estate management services, fees from related parties, fees charged for market data, analytics and post-trade products, fees from software solutions, and interest income.

Brokerage

We earn revenues from our voice brokerage services on both an agency and matched principal basis. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. Principal transaction revenues are primarily derived from matched principal transactions, whereby revenues are earned on the spread between the buy and the sell price of the brokered security, commodity or derivative. Customers either see the buy or sell price on a screen or are given this information over the phone. The brokerage fee is then added to the buy or sell price, which represents the spread we earn as principal transactions revenues. On a limited basis, we enter into unmatched principal transactions to facilitate a customer’s execution needs for transactions initiated by such customers. We also provide market data products for selected financial institutions.

We offer our brokerage services in seven broad product categories: rates, credit, FX, energy & commodities, equities and other asset classes, leasing and other services, and real estate capital markets. The chart below details brokerage revenues by product category and by voice/hybrid versus fully electronic (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Brokerage revenue by product:[1]
Rates	$468,536	$401,602	$491,740
Credit	273,287	225,854	244,546
Foreign exchange	310,643	215,168	212,120
Energy & Commodities	198,272	55,788	31,432
Equities and other asset classes	187,654	120,504	119,296
Leasing and other services	539,727	417,777	338,558
Real estate capital markets	269,151	125,170	74,460

Total brokerage revenues	$2,247,270	$1,561,863	$1,512,152

Brokerage revenue by product (percentage):
Rates	20.8%	25.7%	32.5%
Credit	12.2	14.5	16.2
Foreign exchange	13.8	13.8	14.0
Energy & Commodities	8.8	3.6	2.1
Equities and other asset classes	8.4	7.7	7.9
Leasing and other services	24.0	26.7	22.4
Real estate capital markets	12.0	8.0	4.9

Total brokerage revenues	100.0%	100.0%	100.0%

Brokerage revenue by type:
Real estate	$808,878	$542,947	$413,018
Financial Services voice/hybrid	1,287,826	929,394	993,986
Financial Services fully electronic	150,566	89,522	105,148

Total brokerage revenues	$2,247,270	$1,561,863	$1,512,152

Brokerage revenue by type (percentage):
Real estate	36.0%	34.8%	27.3%
Financial Services voice/hybrid	57.3	59.5	65.7
Financial Services fully electronic	6.7	5.7	7.0

Total brokerage revenues	100.0%	100.0%	100.0%

[1]	Reclassifications of revenues across product categories may be reflected retroactively.

As the above table indicates, our brokerage operations in the rates product category produce a significant percentage of our total brokerage revenues. We expect that revenues from our rates product brokerage operations will increase in absolute terms, but decline as a percentage of revenues as we continue to invest in expanding in other asset classes. These factors have enabled us to provide our client base with robust services across global markets.

Our position as a leading wholesale financial broker is enhanced by our hybrid brokerage platform. We believe that the more complex, less liquid markets on which we focus often require significant amounts of personal and attentive service from our brokers. In more mature markets, we offer fully electronic trading capabilities to our customers through our platforms including FENICS and BGC Trader. Our hybrid platform allows our customers to trade on a voice, hybrid or, where available, fully electronic basis, regardless of whether the trade is OTC or exchange-based, and to benefit from the experience and market intelligence of our worldwide brokerage network. Our electronic capabilities include clearing, settlement, post-trade, and other back-office services as well as straight-through processing for our customers across several products. Furthermore, we benefit from the operational leverage in our fully electronic platform. We believe our hybrid brokerage approach provides a competitive advantage over competitors who do not offer this full range of technology.

Rates

Our rates business is focused on government debt, futures and currency, and both listed and OTC interest rate derivatives, which are among the largest, most global and most actively traded markets. The main drivers of these markets are global macroeconomic forces such as growth, inflation, government budget policies and new issuance.

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

Energy & Commodities

We provide brokerage services for most widely traded energy and commodities products, including futures and OTC products covering, refined and crude oil, liquid natural gas, coal, electricity, gold and other precious metals, base metals, emissions, and soft commodities.

Equities and Other Asset Classes

We provide brokerage services in a range of markets for equity products, including cash equities, equity derivatives (both listed and OTC), equity index futures and options on equity products.

Leasing and Other Services

We offer a diverse range of commercial real estate brokerage and advisory services, including tenant and agency representation, which includes comprehensive lease negotiations, strategic planning, site selection, lease auditing, appraisal services and other financial and market analysis.

Real Estate Capital Markets

Our real estate capital markets business specializes in the arrangement of acquisitions and dispositions of commercial properties, as well as providing other financial services including the arrangement of debt and equity financing, and loan sale advisory.

Real Estate Management Services

We provide commercial property management services to tenants and landlords in several key U.S. markets. In this business, we provide property and facilities management services along with project management and other consulting services to customers who utilize our commercial real estate brokerage services and other property owners.

Fees from Related Parties

We earn fees from related parties for technology services and software licenses and for certain administrative and back-office services we provide to affiliates, particularly from Cantor. These administrative and back-office services include office space, utilization of fixed assets, accounting services, operational support, human resources, legal services and information technology.

Market Data and Software Solutions

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

Through our software solutions business, we provide customized software to broaden distribution capabilities and provide electronic solutions to financial market participants. The software solutions business leverages our global infrastructure, software, systems, portfolio of intellectual property, and electronic trading expertise to provide customers with electronic marketplaces and exchanges and real-time auctions to enhance debt issuance and to customize trading interfaces. We take advantage of the scalability, flexibility and functionality of our electronic trading system to enable our customers to distribute products to their customers through online offerings and auctions, including private and reverse auctions, via our trading platform and global network. Using screen-based market solutions, customers are able to develop a marketplace, trade with their customers, issue debt, trade odd lots, access program trading interfaces and access our network and intellectual property. We provide option pricing and analysis tools that deliver price discovery that is supported with market data sourced from both our BGC and GFI trading systems.

Interest Income

We generate interest income primarily from the investment of our daily cash balances, interest earned on securities owned and reverse repurchase agreements. These investments and transactions are generally short-term in nature.

Other Revenues

We earn other revenues from various sources including underwriting fees and litigation settlements.

Expenses

Compensation and Employee Benefits

The majority of our operating costs consist of cash and non-cash compensation expenses, which include base salaries, broker bonuses based on broker production, guaranteed bonuses, other discretionary bonuses, and all related employee benefits and taxes. Our employees consist of brokers, executives and other administrative support. The majority of our brokers receive a base salary and a formula bonus based primarily on a pool of brokers’ production for a particular product or sales desk, as well as on the individual broker’s performance. Members of our sales force receive either a base salary or a draw on commissions. Less experienced salespeople typically receive base salaries and bonuses.

As part of our compensation plans certain employees are granted limited partnership units in BGC Holdings which generally receive quarterly allocations of net income, that are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Allocation of net income and grant of exchangeability to limited partnership units and FPUs” in our consolidated statements of operations.

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards under FASB guidance, which requires that we record an expense for such awards based on the change in value at each reporting period and include the expense in our consolidated statements of operations as part of “Compensation and employee benefits.” The liability for limited partnership units with a post-termination payout amount is included in “Accrued compensation” on our consolidated statements of financial condition.

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

We have also awarded Preferred Units. Each quarter, the net profits of BGC Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”), which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into our Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in our fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in our consolidated statements of operations.

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

Other Operating Expenses

We have various other operating expenses. We incur leasing, equipment and maintenance expenses for our affiliates worldwide. We also incur selling and promotion expenses, which include entertainment, marketing and travel-related expenses. We incur communication expenses for voice and data connections with our clients, clearing agents and general usage; professional and consulting fees for legal, audit and other special projects; and interest expense related to short-term operational funding needs, and notes payable and collateralized borrowings.

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

Other Income (Losses), Net

Gain on Divestiture and Sale of Investments

On December 11, 2015, we completed the sale of the Trayport Business to ICE. On June 28, 2013, we sold our eSpeed business to NASDAQ. The gains from these transactions are included in “Gain on divestiture and sale of investments,” in our consolidated statements of operations for the year ended December 31, 2015 and 2013, respectively.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments represent our pro rata share of the net gains (losses) on investments over which we have significant influence but do not control.

Other Income

Other income is comprised of the gains associated with the earn-out shares, related to the NASDAQ Transaction, and the movements related to the mark-to-market and/or hedges on marketable securities that are classified as trading securities.

Provision for Income Taxes

We incur income tax expenses based on the location, legal structure and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings” for discussion of partnership interests) rather than the partnership entity. The Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations. Outside of the U.S. we operate principally through subsidiary corporations subject to local income taxes.

FINANCIAL HIGHLIGHTS

For the year ended December 31, 2015, we had income from operations before income taxes of $388.8 million compared to a loss from operations before income taxes of $3.2 million in the year earlier period. Our results include the results of GFI beginning in the first quarter of 2015. Total revenues for the year ended December 31, 2015 increased approximately $787.9 million to $2,575.4 million primarily due to a $685.4 million increase in brokerage revenues. This significant improvement was driven by the addition of GFI, the ongoing success of NGKF, our Real Estate Services segment and the continued strong double digit growth of our high margin FENICS fully electronic businesses. Total expenses increased approximately $874.5 million to $2,706.0 million primarily due to a $696.9 million increase in total compensation and employee benefits. Also contributing to the increase was a $177.6 million increase in total non-compensation expenses. The absolute increase in expenses was primarily due to the impact of acquisitions. While the front-office operations of GFI and BGC will remain separately branded, we have already begun integrating the support functions, technology, and infrastructure of these two companies. We met our target of reducing Financial Services annualized expenses by at least $50 million by the first quarter of 2016. We had previously expected a minimum of $40 million in further annualized cost savings by the first quarter of 2017, for a total of at least $90 million in annual savings. We now anticipate achieving a minimum of $100 million in annual savings by the end of 2016. The improvement to our pre-tax profitability we expect to achieve with the $100 million in annualized cost savings will be at least 25 percent higher than the full year revenues of Trayport. This excludes the impact of any potential future acquisitions or net increase in headcount due to hires made going forward. We also expect to increase productivity per broker and to continue converting voice and hybrid broking to higher margin fully electronic trading, all of which should lead to increased revenues and profitability. By freeing up duplicative capital set aside for regulatory and clearing purposes in connection with the GFI integration, we will also be able to use our balance sheet more efficiently.

On December 11, 2015, we completed the sale of all of the equity interests in the entities that make up the Trayport business to ICE. At the closing, we received 2,527,658 shares of ICE common stock issued with respect to the $650 million purchase price, which was adjusted at closing. Trayport, prior to its sale, had generated revenues of approximately $80 million over the twelve months ended September 30, 2015. During December 2015, we recorded an approximately $407 million gain, net of fees, related to the sale of Trayport and the net realized and unrealized gains on the ICE shares. Offsetting this gain were approximately $187 million of expenses related to non-cash and/or non-dilutive charges, aside from those that might have been expected as part of the Company’s ordinary operating business. Taking these items together resulted in an approximately $220 million net gain. We expect our results to further improve as we invest the net proceeds from the $650 million Trayport sale.

Our Real Estate Services business (“NGKF”) once again had a very strong year, as the NGKF brokerage revenues increased by approximately 48.7%. This significant improvement included an approximately 115.0% increase in revenues from our higher margin real estate capital markets business, 28.9% growth from leasing and other services and 14.6% growth from largely recurring management services fees. This impressive outperformance was driven in part by the additions of Cornish & Carey, ARA, Computerized Facility Integration, and Excess Space. In addition, our Real Estate Services business generated strong organic growth as we continued to add dozens of high profile and talented brokers and other professionals, won new business, and were aided by solid commercial real estate market fundamentals. NGKF’s revenues have grown at a compounded annual rate of approximately 32% over the last two years ended December 31, 2015. Given our strong momentum, we expect NGKF to generate top-line growth of approximately 20 percent for year 2016.

We believe that BGC’s assets and businesses are independently worth significantly more than what is reflected in our current stock price. Based on recent equity market and M&A multiples, we think that the market is undervaluing both NGKF and FENICS. We also believe that the market has yet to properly value the more than $760 million in additional NASDAQ stock (based on the February 25, 2016 closing price) we anticipate receiving over time, which is not reflected on our balance sheet. Although no decisions have been made, we are considering a number of options designed to unlock substantial amounts of shareholder value. We also expect our earnings to continue to grow as we increase the profitability of GFI, add revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units of BGC, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2015		2014		2013
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$1,934,128	75.1%	$1,307,912	73.2%	$1,202,244	68.9%
Principal transactions	313,142	12.2	253,951	14.2	309,908	17.8

Total brokerage revenues	2,247,270	87.3	1,561,863	87.4	1,512,152	86.7
Real estate management services	187,118	7.3	163,227	9.1	163,353	9.4
Fees from related parties	25,348	1.0	28,379	1.6	41,128	2.3
Market data and software solutions	95,101	3.7	9,477	0.5	16,338	0.9
Interest income	10,643	0.4	7,312	0.4	6,833	0.4
Other revenues	9,957	0.3	17,232	1.0	5,177	0.3

Total revenues	2,575,437	100.0	1,787,490	100.0	1,744,981	100.0
Expenses:
Compensation and employee benefits	1,694,956	65.8	1,121,075	62.7	1,255,580	72.0
Allocation of net income and grant of exchangeability to limited partnership units and FPUs	259,639	10.1	136,633	7.7	423,589	24.3

Total compensation and employee benefits	1,954,595	75.9	1,257,708	70.4	1,679,169	96.3
Occupancy and equipment	211,717	8.2	147,435	8.3	154,108	8.8
Fees to related parties	18,043	0.7	12,137	0.7	9,443	0.5
Professional and consulting fees	62,768	2.4	51,823	2.9	51,384	2.9
Communications	119,181	4.6	82,493	4.6	92,022	5.3
Selling and promotion	97,201	3.8	71,737	4.0	81,007	4.6
Commissions and floor brokerage	35,094	1.4	19,349	1.1	22,530	1.3
Interest expense	69,359	2.7	37,945	2.1	38,332	2.2
Other expenses	138,043	5.4	150,857	8.4	104,170	6.0

Total expenses	2,706,001	105.1	1,831,484	102.5	2,232,165	127.9

Other income (losses), net:
Gain on divestiture and sale of investments	394,347	15.3	—	—	723,147	41.4
Gains (losses) on equity method investments	1,863	0.1	(8,621)	(0.5)	(9,508)	(0.5)
Other income	123,168	4.8	49,427	2.8	39,466	2.3

Total other income (losses), net	519,378	20.2	40,806	2.3	753,105	43.2

Income (loss) from operations before income taxes	388,814	15.1	(3,188)	(0.2)	265,921	15.3
Provision for income taxes	120,496	4.7	651	0.0	92,166	5.3

Consolidated net income (loss)	268,318	10.4	(3,839)	(0.2)	173,755	10.0
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	141,530	5.5	(7,974)	(0.4)	102,831	5.9

Net income available to common stockholders	$126,788	4.9%	$4,135	0.2%	$70,924	4.1%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Brokerage Revenues

Total brokerage revenues increased by $685.4 million, or 43.9%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Commission revenues increased by $626.2 million, or 47.9%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Principal transactions revenues increased by $59.2 million, or 23.3%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

The increase in brokerage revenues was primarily driven by the addition of GFI, the ongoing success of NGKF, our Real Estate Services segment and the continued strong double digit growth of our high margin FENICS fully electronic businesses.

The increase in rates revenues of $66.9 million was primarily due to the acquisition of GFI.

Our fully electronic credit revenues increased by $29.9 million as compared to the year ended December 31, 2014, and our overall credit revenues increased by 21.0% to $273.3 million in the year ended December 31, 2015. This increase was mainly due to our acquisition of GFI.

Our FX revenues were up by 44.4% to $310.6 million for the year ended December 31, 2015. This increase was primarily driven by growth across our voice, hybrid, and fully electronic desks most notably in our e-brokered foreign exchange spot and derivative products. Our acquisitions of GFI and R.P. Martin also contributed to the increase.

Our brokerage revenues from energy and commodities increased $142.5 million, or 255.4%, to $198.3 million for the year ended December 31, 2015. This increase was primarily driven by our acquisition of GFI and organic growth.

Our brokerage revenues from equities and other asset classes increased $67.2 million, or 55.7%, to $187.7 million for the year ended December 31, 2015. This increase was primarily driven by our acquisition of GFI.

Total Real Estate brokerage revenues increased by $265.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily driven by the additions of Cornish & Carey, ARA, and Excess Space. In addition, our Real Estate Services business generated strong double-digit organic growth.

Leasing and other services revenues increased by $121.0 million, or 28.9%, to $539.7 million for the year ended December 31, 2015 as compared to the prior year period. This increase was primarily driven by strong commercial real estate market fundamentals.

Real estate capital markets revenues increased by $144.0 million, or 115.0%, to $269.2 million for the year ended December 31, 2015 as compared to the prior year period. This increase was primarily driven by the acquisition of ARA.

Real Estate Management Services

Real estate management services revenue increased $23.9 million for the year ended December 31, 2015. This increase was primarily driven by our acquisition of CFI.

Fees from Related Parties

Fees from related parties decreased by $3.0 million, or 10.7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Market Data and Software Solutions

Market data and software solutions revenues increased by $85.6 million, or 903.5%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily driven by our acquisition of GFI.

Interest Income

Interest income increased by $3.3 million, or 45.6%, to $10.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Other Revenues

Other revenues decreased by $7.3 million to $10.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease was primarily due to a settlement related to litigation received during the year ended December 31, 2014.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $573.9 million, or 51.2%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The main driver of this increase was the increased level of brokerage revenues particularly related to the GFI acquisition and our Real Estate Services business as well as a reserve on employee loans.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

The Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $123.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily driven by an increase in charges related to grants of exchangeability to limited partnership units during the year as compared to the year ended December 31, 2014.

Occupancy and Equipment

Occupancy and equipment expense increased $64.3 million to $211.7 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014. This increase was primarily driven by the acquisition of GFI in our Financial Services segment and the acquisitions of Cornish & Carey and ARA in our Real Estate Services segment.

Fees to Related Parties

Fees to related parties increased by $5.9 million, or 48.7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $10.9 million, or 21.1%, to $62.8 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily driven by the acquisition of GFI.

Communications

Communications expense increased by $36.7 million, or 44.5%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily driven by the acquisition of GFI. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $25.5 million, or 35.5%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily due to the acquisition of GFI.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $15.7 million, or 81.4%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to the acquisition of GFI.

Interest Expense

Interest expense increased by $31.4 million, or 82.8%, to $69.4 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily driven by the interest expense associated with our 5.375% Senior Notes issued in December 2014, and the 8.375% Senior Notes acquired in the GFI acquisition in February 2015, partially offset by the maturity of the 8.75% Convertible Senior Notes on April 15, 2015.

Other Expenses

Other expenses decreased by $12.8 million, or 8.5%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily related to a decrease in litigation settlements, partially offset by an increase in commitments to make charitable contributions.

Other Income (Losses), net

Gain on Divestiture and Sale of Investments

The gain on divestiture and sale of investments is related to the disposition of all the equity interests that made up the Trayport business, which was completed on December 11, 2015.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $10.5 million, to a gain of $1.9 million, for the year ended December 31, 2015 as compared to a loss of $8.6 million for the year ended December 31, 2014. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but do not control.

Other Income

Other income increased $73.7 million, or 149.2%, to $123.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily driven by the recognition of the NASDAQ transaction earn out and the related mark-to-market movements and/or hedging associated with the NASDAQ and ICE shares as well as a $29.0 million gain with respect to appreciation on the 17.1 million shares of GFI common stock held by the Company prior to the successful completion of our tender offer.

Provision for Income Taxes

Provision for income taxes increased $119.8 million to $120.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily driven by the increase in pretax earnings. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $149.5 million, to $141.5 million, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was due to the increase in allocation of net income to Cantor units in the year ended December 31, 2015. Also contributing to this increase was the allocation of GFI income to noncontrolling interests.

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

The increase in brokerage revenues was primarily driven by increases in leasing and other services, real estate capital markets, energy & commodities and FX, partially offset by decreases in rates and credit products.

The decrease in rates revenues of $90.1 million was primarily due to the sale of the eSpeed business in June 2013 and lower global interest rate activity during the year ended December 31, 2014.

Our fully electronic credit revenues increased by $10.4 million as compared to the year ended December 31, 2013; however, our overall credit revenues declined by 7.6% to $225.9 million in the year ended December 31, 2014. This decrease was mainly due to lower overall industry-wide inter-dealer activity in credit derivatives, investment-grade corporate bonds, and non-agency mortgage bonds.

Our FX revenues were up by 1.4% to $215.2 million for the year ended December 31, 2014. This increase was primarily driven by growth across our voice, hybrid, and fully electronic desks most notably in our e-brokered foreign exchange spot and derivative products.

Our energy & commodities revenues increased $24.4 million, or 7.7%, to $55.8 million for the year ended December 31, 2014, due to organic growth and acquisitions.

Our brokerage revenues from equities and other asset classes increased $1.2 million, or 1.0%, to $120.5 million for the year ended December 31, 2014.

Total Real Estate brokerage revenues increased by $129.9 million for the year ended December 31, 2014. This increase was primarily driven by acquisitions as well as organic growth.

Leasing and other services revenues increased by $79.2 million, or 23.4%, to $417.8 million for the year ended December 31, 2014 as compared to the prior year period. This increase was driven primarily by acquisitions and organic growth.

Real estate capital markets revenues increased by $50.7 million or 68.1%, to $125.2 million for the year ended December 31, 2014 as compared to the prior year period. This increase was driven primarily by acquisitions and organic growth.

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

Market Data and Software Solutions

Market data and software solutions revenues decreased by $6.9 million, or 42.2%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease was primarily due to the sale of the eSpeed business and the Kleos Managed Services, Dedicated Network Access and Disaster Recovery business to NASDAQ in June 2013.

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

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $134.5 million, or 10.7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The main driver of this decrease was a charge of $160.5 million taken during the year ended December 31, 2013 related to the reduction of compensation-related partnership loans in connection with our Global Partnership Restructuring Program. The decrease was partially offset by increased compensation expense associated with higher brokerage revenues during the year ended December 31, 2014.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

The Allocations of net income and grant of exchangeability to limited partnership units and FPUs decreased by $287.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This decrease was primarily driven by a $304.1 million charge taken in the year ended December 31, 2013 related to the redemption/exchange of limited partnership units in connection with our Global Partnership Restructuring Program.

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

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $3.2 million, or 14.1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to reduced clearing and transfer costs due to the sale of the eSpeed business to NASDAQ in June 2013.

Interest Expense

Interest expense was relatively flat at $37.9 million for the year ended December 31, 2014 as compared to $38.3 million for the year ended December 31, 2013. The slight decrease was primarily related to our prepayment of collateralized debt during 2013 partially offset by the interest expense associated with our 5.375% Senior Notes issued in December 2014.

Other Expenses

Other expenses increased by $46.7 million, or 44.8%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily driven by charges taken during the year ended December 31, 2014 related to the cost of hiring additional brokers and litigation settlements, partially offset by charges taken during the year ended December 31, 2013 related to a commitment to make charitable contributions.

Other Income (Losses), net

Gain on Divestiture and Sale of Investments

The gain on divestiture related to the NASDAQ Transaction was $723.1 million recorded in the year ended December 31, 2013.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments decreased by $0.9 million, or 9.3%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Gains (losses) on equity method investments represent our pro rata share of the net gains (losses) on investments over which we have significant influence but do not control.

Other Income

Other income increased $10.0 million, or 25.2%, for the year ended December 31, 2014 as compared to the year earlier period. This increase was due to the $52.8 million recognized on the earn-out related to the NASDAQ Transaction and the associated mark-to-market movements and/or hedging in the year ended December 31, 2014. During the year ended December 31, 2013, we recognized $39.5 million on the earn-out related to the NASDAQ Transaction. In both periods we received 992,247 shares of NASDAQ stock. The increased income was driven by the year-over-year increase in the share price.

Provision for Income Taxes

Provision for income taxes decreased $91.5 million to $0.7 million for the year ended December 31, 2014 as compared to the year earlier period. This decrease was primarily driven by a decrease in taxable income in the year ended December 31, 2014 as compared to the year earlier period, as the year ended December 31, 2013 included the gain on divestiture related to sale of eSpeed. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

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

Year ended December 31, 2015 (in thousands):

	Financial Services[1]	Real Estate Services[1]	Corporate Items	Total
Total revenues	$1,543,156	$998,450	$33,831	$2,575,437
Total expenses	1,317,369	868,664	519,968	2,706,001
Total other income (losses), net	68,033	—	451,345	519,378

Income (loss) from operations before income taxes	$293,820	$129,786	$(34,792)	$388,814

[1]	For the year ended December 31, 2015, the Financial Services segment income (loss) from operations before income taxes includes $68.0 million related to the earn-out portion of the NASDAQ Transaction consideration and the associated mark-to-market movements and/or hedging. For the year ended December 31, 2015, the Real Estate Services segment income (loss) from operations before income taxes excludes $2.1 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Year ended December 31, 2014 (in thousands):

	Financial Services[1]	Real Estate Services[1]	Corporate Items	Total
Total revenues	$1,044,343	$708,793	$34,354	$1,787,490
Total expenses	863,834	639,657	327,993	1,831,484
Total other income (losses), net	52,769	—	(11,963)	40,806

Income (loss) from operations before income taxes	$233,278	$69,136	$(305,602)	$(3,188)

[1]	For the year ended December 31, 2014, the Financial Services segment income (loss) from operations before income taxes includes $52.8 million related to the earn-out portion of the NASDAQ Transaction consideration and the associated mark-to-market movements and/or hedging. For the year ended December 31, 2014, the Real Estate Services segment income (loss) from operations before income taxes excludes $9.6 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Year ended December 31, 2013 (in thousands):

	Financial Services[1]	Real Estate Services[1]	Corporate Items	Total
Total revenues	$1,124,752	$577,191	$43,038	$1,744,981
Total expenses	960,636	531,620	739,909	2,232,165
Total other income (losses), net	39,466	—	713,639	753,105

Income (loss) from operations before income taxes	$203,582	$45,571	$16,768	$265,921

[1]	For the year ended December 31, 2013, the Financial Services segment revenues include $39.5 million related to the earn-out portion of the NASDAQ Transaction consideration and related hedging transactions. For the year ended December 31, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $10.6 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting. For the year ended December 31, 2013, Corporate Items income (loss) from operations before income taxes includes a $723.1 million gain on divestiture related to the sale of eSpeed and approximately $465 million in compensation expense related to the Global Partnership Restructuring Program.

Segment Results for the Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

•	Revenues for Financial Services increased approximately $498.8 million, or 47.8%, to $1,543.2 million for year ended December 31, 2015 from $1,044.3 million for the year ended December 31, 2014. The increase in revenues for our Financial Services segment was primarily due to an increase in brokerage revenues in energy and commodities, foreign exchange, rates and credit, as well as an increase in equities and other asset classes, and an increase in market data and software solutions primarily driven by the acquisitions of GFI and R.P. Martin, as well as by organic growth from our desks in foreign exchange, energy and commodities.

•	Revenues for Real Estate Services increased approximately $289.7 million, or 40.9%, to $998.5 million for the year ended December 31, 2015 from $708.8 million for the year ended December 31, 2014. The increase in revenues for our Real Estate Services segment was primarily due to the acquisitions of Cornish & Carey and ARA, and an increase in broker productivity along with favorable industry trends in sales and leasing for the U.S. commercial real estate market.

Expenses

•	Total expenses for Financial Services increased approximately $453.5 million, or 52.5%, to $1,317.4 million for the year ended December 31, 2015 from $863.8 million for the year ended December 31, 2014. The increase in expenses for our Financial Services Segment was primarily due to the acquisition of GFI and R.P. Martin.

•	Total expenses for Real Estate Services increased approximately $229.0 million, or 35.8%, to $868.7 million for the year ended December 31, 2015 from $639.7 million for the year ended December 31, 2014. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with acquisitions.

•	Total expenses for the Corporate Items category increased approximately $192.0 million, or 58.5%, to $520.0 million for the year ended December 31, 2015 from $328.0 million for the year ended December 31, 2014. The increase in expenses for Corporate Items was primarily due to increases in charges related to grants of exchangeability to limited partnership units during the year as compared to the year ended December 31, 2014 as well as a reserve on employee loans and a commitment to make charitable contributions.

Other income (losses), net

•	Other income (losses), net, for Financial Services increased approximately $15.3 million, or 28.9% to a gain of $68.0 million for the year ended December 31, 2015 from a gain of $52.8 million for the year ended December 31, 2014. The increase in other income (losses), net, for our Financial Services segment was primarily due to the earn-out portion and the related mark-to-market movements and/or hedging of the NASDAQ Transaction consideration.

•	Other income (losses), net, for the Corporate Items category increased approximately $463.3 million to a gain of $451.3 million for the year ended December 31, 2015 from a loss of $12.0 million for the year ended December 31, 2014. The increase in other income (losses), net, for the Corporate Items category was primarily due to the disposition of all the equity interests that made up the Trayport business, which was completed on December 11, 2015.

Income from operations before income taxes

•	Income from operations before income taxes for Financial Services increased approximately $60.5 million, or 26.0%, to $293.8 million for the year ended December 31, 2015 from $233.3 million for the year ended December 31, 2014. The increase in income from operations before income taxes for our Financial Services segment was primarily due to our acquisition of GFI.

•	Income from operations before income taxes for Real Estate Services increased $60.7 million, or 87.7%, to $129.8 million for the year ended December 31, 2015 from $69.1 million for the year ended December 31, 2014. The increase in income from operations before income taxes for our Real Estate Services segment was due to our acquisitions of Cornish & Carey, ARA, CFI and Excess Space.

Segment Results for the Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

•	Revenues for Financial Services decreased approximately $80.4 million, or 7.1%, to $1,044.3 million for year ended December 31, 2014 from $1,124.8 million for the year ended December 31, 2013. The decrease in revenues for our Financial Services segment was primarily due to a decline in brokerage revenues in rates (primarily due to the sale of eSpeed in June 2013) and credit, partially offset by an increase in equities and other asset classes and FX.

•	Revenues for Real Estate Services increased approximately $131.6 million, or 22.8%, to $708.8 million for the year ended December 31, 2014 from $577.2 million for the year ended December 31, 2013. The increase in revenues for our Real Estate Services segment was primarily due to the acquisition of Cornish & Carey and a significant increase in broker productivity along with favorable industry trends in sales and leasing for the U.S. commercial real estate market.

Expenses

•	Total expenses for Financial Services decreased approximately $96.8 million, or 10.1%, to $863.8 million for the year ended December 31, 2014 from $960.6 million for the year ended December 31, 2013. The decrease in expenses for our Financial Services Segment was primarily due to lower compensation related costs, due to lower revenues and our continued cost reduction program.

•	Total expenses for Real Estate Services increased approximately $108.0 million, or 20.3%, to $639.7 million for the year ended December 31, 2014 from $531.6 million for the year ended December 31, 2013. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher revenues.

Other income (losses), net

•	Other income (losses), net, for Financial Services increased approximately $13.3 million, or 33.7%, to $52.8 million for the year ended December 31, 2014 from $39.5 million for the year ended December 31, 2013. The increase in other income (losses), net, for our Financial Services segment was primarily due to the earn-out portion and the related mark-to-market movements and/or hedging of the NASDAQ Transaction consideration.

•	Other income (losses), net, for the Corporate Items category decreased approximately $725.6 million, or 101.7%, to $(12.0) million for the year ended December 31, 2014 from $713.6 million for the year ended December 31, 2013. The decrease was primarily due to the gain on divestiture related to the sale of eSpeed in 2013.

Income (loss) from operations before income taxes

•	Income (loss) from operations before income taxes for Financial Services increased approximately $29.7 million, or 14.6%, to $233.3 million for the year ended December 31, 2014 from $203.6 million for the year ended December 31, 2013. The increase in income (loss) from operations before income taxes for our Financial Services segment was primarily due to lower revenues along with our ongoing cost reduction program.

•	Income (loss) from operations before income taxes for Real Estate Services increased $23.6 million, or 51.7%, to $69.1 million for the year ended December 31, 2014 from $45.6 million for the year ended December 31, 2013. The increase in income (loss) from operations before income taxes for our Real Estate Services segment was due to increased revenues, as described above, partially offset by an increase in expenses, as also described above.

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

	December 31, 2015[1]	September 30, 2015[1,2]	June 30, 2015[1]	March 31, 2015[1,3]	December 31, 2014[1]	September 30, 2014[1,2]	June 30, 2014[1]	March 31, 2014[1]
Revenues:
Commissions	$509,771	$521,264	$487,810	$415,283	$381,182	$331,466	$291,666	$303,598
Principal transactions	74,184	73,841	95,349	69,768	50,366	51,327	72,751	79,507
Real estate management services	51,121	48,867	46,528	40,602	43,929	40,452	39,020	39,826
Fees from related parties	6,038	6,609	6,095	6,606	6,631	6,749	7,967	7,032
Market data and software solutions	26,757	29,124	27,693	11,527	2,578	2,369	2,195	2,335
Interest income	4,390	1,387	3,161	1,705	1,673	1,642	1,925	2,072
Other revenues	1,183	4,203	2,495	2,076	2,924	2,211	1,678	10,419

Total revenues	673,444	685,295	669,131	547,567	489,283	436,216	417,202	444,789
Expenses:
Compensation and employee benefits	478,851	437,116	432,176	346,813	310,816	270,642	264,318	275,299
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	145,718	50,667	26,200	37,054	30,392	52,516	22,402	31,323

Total compensation and employee benefits	624,569	487,783	458,376	383,867	341,208	323,158	286,720	306,622
Occupancy and equipment	54,344	51,300	63,108	42,965	35,238	35,575	35,701	40,921
Fees to related parties	4,479	4,876	4,121	4,567	5,516	2,681	2,133	1,807
Professional and consulting fees	11,368	14,017	14,331	23,052	20,013	10,565	10,156	11,089
Communications	30,631	31,503	32,110	24,937	20,636	20,087	21,312	20,458
Selling and promotion	26,592	23,370	26,763	20,476	18,727	16,730	18,255	18,025
Commissions and floor brokerage	9,478	8,865	10,473	6,278	4,762	4,806	5,575	4,206
Interest expense	18,074	16,944	18,439	15,902	10,183	9,197	9,230	9,335
Other expenses	63,021	26,802	27,179	21,041	93,959	26,732	13,584	16,582

Total expenses	842,556	665,460	654,900	543,085	550,242	449,531	402,666	429,045
Other income (losses), net:
Gains (losses) on divestiture and sale of investments	390,951	2,717	894	(215)	—	—	—	—
(Losses) gains on equity method investments	(815)	1,042	833	803	(2,418)	(2,640)	(1,288)	(2,275)
Other income (losses)	30,909	59,728	1,331	31,200	4,091	45,892	1,667	(2,223)

Total other income (losses), net	421,045	63,487	3,058	31,788	1,673	43,252	379	(4,498)

Income (loss) from operations before income taxes	251,933	83,322	17,289	36,270	(59,286)	29,937	14,915	11,246
Provision (benefit) for income taxes	79,441	28,737	2,272	10,046	(22,501)	18,808	3,600	744

Consolidated net income (loss)	172,492	54,585	15,017	26,224	(36,785)	11,129	11,315	10,502

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	107,477	16,214	5,670	12,169	(18,100)	3,918	3,714	2,494

Net income (loss) available to common stockholders	$65,015	$38,371	$9,347	$14,055	$(18,685)	$7,211	$7,601	$8,008

[1]	All periods reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ on June 28, 2013.
[2]	Amounts include the gains related to the earn-out associated with the NASDAQ transaction recorded in Other income (losses).
[3]	Amounts include the recognition of the cumulative realized gain of $29.0 million on the 17.1 million shares of GFI common stock owned by us prior to the tender offer.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	December 31, 2015[1]	September 30, 2015[1]	June 30, 2015[1]	March 31, 2015[1]	December 31, 2014[1]	September 30, 2014[1]	June 30, 2014[1]	March 31, 2014[1]
Brokerage revenue by product):
Rates	$106,860	$113,319	$126,346	$122,011	$89,715	$93,538	$104,677	$113,672
Credit	63,863	68,055	74,194	67,175	47,940	53,545	58,923	65,446
Foreign exchange	71,592	83,706	82,404	72,941	57,591	56,233	49,279	52,066
Energy & Commodities	59,226	54,827	54,815	29,404	15,785	13,795	13,154	13,054
Equities and other asset classes	47,008	50,430	54,001	36,215	30,690	29,634	30,483	29,697
Leasing and other services	162,263	143,680	130,221	103,563	135,725	107,471	87,035	87,545
Real estate capital markets	73,143	81,088	61,178	53,742	54,102	28,577	20,866	21,625

Total brokerage revenues	$583,955	$595,105	$583,159	$485,051	$431,548	$382,793	$364,417	$383,105

Brokerage revenue by product (percentage):
Rates	18.3%	19.0%	21.7%	25.2%	20.8%	24.4%	28.7%	29.7%
Credit	10.9	11.4	12.7	13.8	11.1	14.0	16.2	17.1
Foreign exchange	12.3	14.1	14.1	15.0	13.3	14.7	13.5	13.6
Energy & Commodities	10.1	9.2	9.4	6.1	3.7	3.6	3.6	3.4
Equities and other asset classes	8.1	8.5	9.3	7.5	7.1	7.7	8.4	7.7
Leasing and other services	27.8	24.2	22.3	21.3	31.5	28.1	23.9	22.9
Real estate capital markets	12.5	13.6	10.5	11.1	12.5	7.5	5.7	5.6

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by type:
Real Estate	$235,406	$224,768	$191,399	$157,305	$189,827	$136,048	$107,901	$109,170
Financial Services voice/hybrid	312,076	332,430	350,944	292,377	216,413	224,062	236,152	252,769
Financial Services fully electronic	36,473	37,907	40,816	35,369	25,308	22,683	20,364	21,166

Total brokerage revenues	$583,955	$595,105	$583,159	$485,051	$431,548	$382,793	$364,417	$383,105

Brokerage revenue by type (percentage):
Real Estate	40.3%	37.8%	32.8%	32.4%	44.0%	35.5%	29.6%	28.5%
Financial Services voice/hybrid	53.5	55.8	60.2	60.3	50.1	58.6	64.8	66.0
Financial Services fully electronic	6.2	6.4	7.0	7.3	5.9	5.9	5.6	5.5

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

[1]	All periods reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ on June 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, marketable securities, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at December 31, 2015 were $4.0 billion, an increase of 45.1 % as compared to December 31, 2014. The increase in total assets was driven primarily by increases in marketable securities, goodwill and other intangible assets. These increases were primarily related to the acquisitions of GFI, ARA, CFI and Excess Space. We maintain a significant portion of our assets in cash and marketable securities, with our liquidity (which we define as cash and cash equivalents, marketable securities and securities owned) at December 31, 2015 of $1,026.1 million. See “Liquidity Analysis” below for a further discussion of our liquidity.

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short term borrowing rate then in effect plus 1%. There were no borrowings outstanding under the facility as of December 31, 2015.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short term investments, some of which may be with Cantor. As of December 31, 2015, we had no reverse repurchase agreements outstanding with Cantor.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2015, we had no investments in the program.

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

On February 26, 2015, we successfully completed our tender offer to acquire shares of common stock, par value $0.01 per share, of GFI for $6.10 per share in cash and accepted for purchase 54.3 million shares tendered to us pursuant to the offer. The tendered shares, together with the 17.1 million shares already owned by us, represented approximately 56% of the then-outstanding shares of GFI. We issued payment for the tendered shares on March 4, 2015 in the aggregate amount of $331.1 million. On April 28, 2015, we purchased from GFI approximately 43.0 million new shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bore an interest rate of LIBOR plus 200 basis points. The new shares and the note eliminate in consolidation. Following the issuance of the new shares, we owned approximately 67% of GFI’s outstanding common stock, which gave us control over the timing and process for the completion of a back-end merger (the “Back-End Mergers”) pursuant to the tender offer agreement.

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement (the “Merger Agreement”), dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity (the “GFI Merger”). The Back-End Mergers allowed BGC to acquire the remaining approximately 33 percent of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates now own 100 percent of the outstanding shares of GFI’s common stock. See Note 4—“Acquisitions” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information about the GFI transaction.

In total, approximately 23.5 million shares of BGC Class A Common Stock and $111.3 million in cash were issued or paid with respect to the closing of the Back-End Mergers, inclusive of adjustments. The total purchase consideration for all shares of GFI purchased by BGC was approximately $750 million, net of the $250.0 million note previously issued to GFI by BGC, which is eliminated in consolidation. This figure excludes the $29.0 million gain recorded in the first quarter of 2015 with respect to the appreciation of the 17.1 million shares of GFI held by BGC prior to the successful completion of the tender offer. The excess of total consideration over the fair value of the total net assets acquired, of approximately $453.8 million, has been recorded to goodwill and was allocated to our Financial Services segment.

As of December 31, 2015, our liquidity, which we define as cash and cash equivalents, marketable securities and securities owned, was approximately $1.0 billion. In December, we sold the Trayport business to ICE in exchange for approximately 2.5 million ICE common shares issued with respect to the $650 million purchase price, which was adjusted at closing. The proceeds from the Trayport sale contributed to our more than $1 billion of balance sheet liquidity as of the end of the year. In addition to our strong current liquidity position, we expect to receive over $760 million in additional NASDAQ stock over time (stock value based on the February 25, 2016 closing price), which is not reflected on our balance sheet. We anticipate having $1.7 billion available to us to drive substantial returns for our investors. We expect to use our considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of BGC, all while maintaining or improving our investment grade rating.

Notes Payable, Collateralized Borrowings and Short-Term Borrowings

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor. We used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes.

On April 13, 2015, the 8.75% Convertible Notes, due April 15, 2015, were fully converted into approximately 24.0 million shares of Class A common stock. On June 15, 2015, we filed a resale registration statement on Form S-3 pursuant to which 24,042,599 shares of our Class A common stock may be sold from time to time by Cantor or by certain of its pledgees, donees, distributees, counterparties, transferees or other successors of interest of the shares, including banks or other financial institutions which may enter into stock pledge, stock loan or other financing transactions with Cantor or its affiliates, as well as by their respective pledgees, donees, distributees, counterparties, transferees or other successors in interest.

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

The 4.50% Convertible Notes are our general senior unsecured obligations. The 4.50% Convertible Notes pay interest semi-annually at a rate of 4.50% per annum and were priced at par. As of December 31, 2015, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination thereof at our election. As of December 31, 2015, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of our Class A common stock. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $157.3 million as of December 31, 2015.

In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which are expected to reduce the potential dilution of our Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which was $10.78 as of December 31, 2015, subject to adjustment in certain circumstances. The capped call transactions had a cap price equal to $13.48 per share as of December 31, 2015.

The net proceeds from this offering were approximately $144.2 million after deducting the initial purchasers’ discounts and commissions, estimated offering expenses and the cost of the capped call transactions. We used the net proceeds from the offering for general corporate purposes, including financing acquisitions.

8.125% Senior Notes

On June 26, 2012, we issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042. The 8.125% Senior Notes are our senior unsecured obligations. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes are listed on the New York Stock Exchange under the symbol “BGCA.” We used the proceeds to repay short-term borrowings under our unsecured revolving credit facility and for general corporate purposes, including acquisitions. The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. Cantor Fitzgerald & Co. (“CF&Co”), an affiliate of us, served as one of the underwriters in this transaction and was paid an underwriting fee of approximately $0.2 million.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $17.1 million and $1.0 million for the year ended December 31, 2015 and 2014, respectively.

8.375% Senior Notes

As part of the GFI acquisition, the Company acquired $240.0 million in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due July 2018. The fair value of these notes as of December 31, 2015 was $263.7 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were previously subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave us the ability to control the timing and process with respect to a full merger, which as discussed in Note 25—“Subsequent Events” to our consolidated financial statements, was completed on January 12, 2016. Also on July 10, 2015, we guaranteed the obligations of GFI under these 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of GFI’s 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. On November 4, 2015, GFI, BGC and the Trustee entered into the First Supplemental Indenture supplementing the Indenture and incorporating BGC’s guarantee of the Notes (the “First Supplemental Indenture”). On January 13, 2016, Moody’s Investors Service further upgraded the credit rating on GFI’s 8.375% Senior Notes, eliminating the penalty interest.

On January 12, 2016, BGC Partners, Inc. entered into a second supplemental indenture, dated as of January 12, 2016 (the “Second Supplemental Indenture”), among GFI Group Inc. (“GFI”), BGC and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), supplementing the indenture, dated as of July 19, 2011, as supplemented by the First Supplemental Indenture thereto, dated as of November 4, 2015 (the “Indenture”), among GFI, BGC and the Trustee, which governs the 8.375% Senior Notes due 2018 (the “Notes”), issued by GFI and fully and unconditionally guaranteed by BGC.

The Second Supplemental Indenture modifies the reporting covenant in the Indenture to provide that, for so long as BGC (or another publicly reporting company controlling GFI) guarantees the Notes, the reports that BGC (or such other publicly reporting company controlling GFI) files with the Securities and Exchange Commission (the “SEC”) will be furnished to the Trustee in lieu of any GFI SEC reports.

The amendments contained in the Second Supplemental Indenture became operative on January 12, 2016, upon GFI’s payment of the consent fee described therein. The final amount of the consent fee was approximately $8.00 per $1,000 principal amount. As a result, effective January 15, 2016, GFI ceased filing annual, quarterly and other reports with the SEC.

The Company recorded interest expense related to the 8.375% Senior Notes of $19.2 million for the year ended December 31, 2015.

Collateralized Borrowings

On various dates beginning in 2009 and most recently in December 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets as security for loans. The secured loan arrangements had fixed rates between 2.62% and 8.09% per annum and were repayable in consecutive monthly installments with the final payments due in December 2016. During the year ended December 31, 2014, the Company prepaid $1.5 million related to the secured loan arrangements; therefore, these secured loan arrangements were not outstanding as of December 31, 2015 or 2014. The Company recorded interest expense related to these secured loan arrangements of $4 thousand and $1.6 million for the years ended December 31, 2014, and 2013 respectively.

On March 13, 2015, the Company entered into a new secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of December 31, 2015, the Company had $23.0 million outstanding related to this secured loan arrangement, which includes $0.2 million of deferred financing costs. The value of the fixed assets pledged as of December 31, 2015 was $11.4 million. The Company recorded interest expense related to this secured loan arrangement of $0.8 million year ended December 31, 2015.

Credit Agreements

As part of the GFI acquisition, we assumed a credit agreement as amended (the “GFI Credit Agreement”) with Bank of America, N.A. and certain other lenders, which provided for maximum revolving loans of up to $75.0 million. We repaid the amount outstanding on October 2, 2015, prior to the sale of our Trayport division. For the year ended December 31, 2015, we recorded interest expense related to the GFI Credit Agreement of $1.9 million.

On October 1, 2015, we entered into a previously authorized $150.0 million revolving credit facility (the “Facility”) with Cantor and borrowed $100.0 million under such facility (the “Cantor Loan”). The Cantor Loan bears interest at the rate of LIBOR plus 3.25% and may be adjusted based on Cantor’s short-term borrowing rate then in effect plus 1%. The Facility has a maturity date of August 10, 2017. The Company recorded interest expense related to the Cantor Loan of $0.8 million for the year ended December 31, 2015. The Cantor Loan was repaid by December 31, 2015.

On December 24, 2015, we entered into a committed unsecured credit agreement with Bank of America, N.A. The credit agreement provides for maximum revolving loans of $25 million through March 24, 2016. The interest rate on this facility is LIBOR plus 200 basis points. There were no borrowings outstanding under the facility as of December 31, 2015.

On February 25, 2016, we entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of our domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for maximum revolving loans of $150 million, with the option to increase the aggregate loans to $200 million. The maturity date of the facility is February 25, 2018. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on our debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Contemporaneously with the closing of this credit agreement, the $25 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. as lender was terminated. As of February 29, 2016, there were no borrowings outstanding under either this $150 million facility or the terminated $25 million facility.

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

As of December 31, 2015, the Company had $461.2 million of cash and cash equivalents, and included in this amount was $271.6 million of cash and cash equivalents held by foreign subsidiaries. With the exception of the cash proceeds from the sale of Trayport, it is our intention to permanently reinvest undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. With respect to the sale of Trayport, management concluded that the foreign proceeds attributable to the sale of Trayport in the amount of $603.9 million will ultimately be repatriated and will provide U.S. tax on those amounts. For these proceeds which are not permanently reinvested, the deferred tax liability of $135.5 million is net of foreign tax credits, which will be generated at the time of repatriation. In addition, certain GFI Group net operating loss carryforwards are expected to be utilized to reduce cash taxes. Taking these items together, we therefore expect to pay effective cash taxes of no more than $64 million related to the Trayport purchase price, or an expected rate of less than 10 percent.

Discussion of the year ended December 31, 2015

The table below presents our Liquidity Analysis as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
(in millions)
Cash and cash equivalents	$461.2	$648.3
Securities owned	32.4	32.5
Marketable securities [1]	532.5	144.7

Total	$1,026.1	$825.5

[1]	$117.9 million of Marketable Securities on our balance sheet have been lent out in a Securities Loaned transaction and therefore are not included in this Liquidity Analysis.

The $200.6 million increase in our liquidity position from $825.5 million to $1,026.1 million as of December 31, 2015 was primarily driven by the receipt of 2,527,658 Intercontinental Exchange, Inc. shares, partially offset by the purchase of a controlling interest in GFI, as well as the acquisitions of ARA, CFI and Excess Space, Steffner Commercial Real Estate, Cincinnati Commercial Real Estate, the redemption of and/or repurchase of shares and units, and the legal settlement with Tullett Prebon plc.

Discussion of the year ended December 31, 2014

The table below presents our Liquidity Analysis as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
(in millions)
Cash and cash equivalents	$648.3	$716.9
Securities owned	32.5	33.1
Marketable securities	144.7	45.0

Total	$825.5	$795.0

The $30.5 million increase in our liquidity position from $795.0 million to $825.5 million as of December 31, 2014 was primarily driven by the $295.1 in net proceeds from the issuance of the 5.375% Senior Notes in December 2014, partially offset by cash used for the redemption and/or repurchase of 18.9 million shares and units at a cost of $139.9 million and cash used for acquisitions. The Company’s calculation of liquidity as of December 31, 2014, includes the 17.1 million shares of GFIG that BGC and its affiliates owned, although the Company and its affiliates did not intend to sell these shares at that time.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of December 31, 2015.

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

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. In Hong Kong, BGC Securities (Hong Kong), LLC and GFI (HK) Securities LLC are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong), Limited and GFI (HK) Brokers Ltd, are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited, BGC (Securities) and GFI Australia Pty Ltd.; in Japan, BGC Shoken Kaisha Limited’s Japanese branch; in Singapore, BGC Partners (Singapore) Limited, BGC Securities (Singapore) Ltd and GFI Group PTE Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, the LCH (LIFFE/LME) clearing organization, of which BGC LP is a member, also imposes minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil) has net capital requirements imposed upon it by local regulators.

In addition, these subsidiaries may be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 22—“Regulatory Requirements,” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, for further details on our regulatory requirements.

As of December 31, 2015, $510.1 million of net assets were held by regulated subsidiaries. As of December 31, 2015, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $245.1 million.

In April 2013, our Board of Directors and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee.

BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, began operating as Swap Execution Facilities (“SEFs”) on October 2, 2013. Both BGC Derivative Markets and GFI Swaps Exchange received permanent registration approval from the CFTC as

SEFs on January 22, 2016. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized with implementation periods in 2016 and beyond. We also maintain our ownership stake in ELX, a CFTC-approved designated contract market (“DCM”).

Much of BGC’s global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we also continue to operate our Multilateral Trading Facility (“MTF”) in accordance with EU directives as licensed by the FCA.

The final draft of the Markets in Financial Instruments Directive (“MiFID”) Level 2 Regulatory Technical Standards was published by the European Securities and Markets Authority (“ESMA”) in September 2015 where implementation is now expected to commence in January 2018. MiFID II will have a particularly significant impact in a number of key areas, including corporate governance, transaction reporting, pre- and post-trade transparency, technology synchronization, best execution and investor protection. MiFID II will also introduce a new regulated execution venue category known as the Organized Trading Facility, and there is currently expected to be a joint equivalence assessment by EU and non-EU jurisdictions for granting mutual access to each’s domestic marketplaces.

See “Regulation” in Part I, Item 1 of this Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December,
	2015	2014
Shares outstanding at beginning of period	185,108,316	181,583,001
Share issuances:
Exchanges of limited partnership interests1	9,445,664	14,597,544
Vesting of restricted stock units (RSUs)	825,996	987,831
Acquisitions	1,199,052	1,912,630
Other issuances of Class A common stock2	129,151	47,896
Conversion of 8.75% Convertible Notes to Class A common stock	24,042,599	—
Treasury stock repurchases	(1,416,991)	(13,630,725)
Forfeitures of restricted Class A common stock	(270,422)	(389,861)

Shares outstanding at end of period	219,063,365	185,108,316

[1]	The issuance related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
[2]	The Company did not issue shares of Class A common stock for general corporate purposes during the years ended December 31, 2015 or December 31, 2014.

Class B Common Stock

We did not issue any shares of Class B common stock during the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Company’s Class B common stock outstanding was 34,848,107.

Unit Redemptions and Share Repurchase Program

Our Board of Directors and Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On October 27, 2015, our Board of Directors and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $300 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. From time to time, we may actively continue to repurchase shares or redeem units. On February 23, 2016, we purchased from Cantor 5,000,000 shares of our Class A common stock at a price of $8.72 per share, the closing price on the date of the transaction. The transaction was included in our stock repurchase authorization. The transaction was approved by the Audit Committee of the Board of Directors. On February 23, 2016, we purchased from The Cantor Fitzgerald Relief Fund 970,639 shares of our Class A common stock at a price of $8.72 per share, the closing price on the date of the transaction.

The table below represents unit redemption and share repurchase activity for the year ended December 31, 2015.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1]
January 1, 2015—March 31, 2015	2,040,190	$8.65
April 1, 2015—June 30, 2015	1,242,622	8.83
July 1, 2015—September 30, 2015	1,562,680	8.90
October 1, 2015—December 31, 2015	2,733,223	8.92

Total Redemptions	7,578,715	$8.85

Repurchases[2]
January 1, 2015—March 31, 2015	734,561	$7.96
April 1, 2015—June 30, 2015	6,520	6.29
July 1, 2015—September 30, 2015	100,000	9.01
October 1, 2015—December 31, 2015	575,910	9.25

Total Repurchases	1,416,991	$8.55

Total Redemptions and Repurchases	8,995,706	$8.81	$294,252,745

[1]	During the year ended December 31, 2015, the Company redeemed approximately 7.5 million limited partnership units at an aggregate redemption price of approximately $66.3 million for an average price of $8.86 per unit and approximately 100.0 thousand FPUs at an aggregate redemption price of approximately $0.8 million for an average price of $8.44 per unit. During the year ended December 31, 2014, the Company redeemed approximately 10.4 million limited partnership units at an aggregate redemption price of approximately $76.3 million for an average price of $7.28 per unit and approximately 3.8 million FPUs at an aggregate redemption price of approximately $28.8 million for an average price of $7.66 per unit.
[2]	During the year ended December 31, 2015, the Company repurchased approximately 1.4 million shares of its Class A common stock at an aggregate purchase price of approximately $12.1 million for an average price of $8.55 per share. During the year ended December 31, 2014, the Company repurchased approximately 13.6 million shares of its Class A common stock at an aggregate purchase price of approximately $100.3 million for an average price of $7.36 per share.

The table above represents the gross unit redemptions and share repurchases of our Class A common stock during the year ended December 31, 2015. Approximately 6.9 million of the 7.6 million units above were redeemed using cash from our CEO program, and therefore did not impact the fully diluted number of shares and units outstanding or liquidity position. The remaining redemptions along with the Class A common stock repurchases resulted in a 2.1 million reduction in the fully diluted share count. This net reduction cost the Company approximately $18.1 million (or $8.53 per share/unit) during the year ended December 31, 2015. This reduction partially offset the overall growth in the fully diluted share count which resulted from acquisitions, equity based compensation and front office hires.

The fully diluted weighted-average share count for the three months and year ended December 31, 2015 was as follows (in thousands):

	Three Months Ended December 31, 2015	Year Ended December 31, 2015
Common stock outstanding[1]	254,154	243,460
Limited partnership interests in BGC Holdings	15,628	65,582
Convertible Notes	16,260	23,034
RSUs (Treasury stock method)	740	741
Other	2,815	2,570

Total[2]	289,597	335,387

[1]	Common stock outstanding consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended December 31, 2015, the weighted-average share count of Class A shares was 219.3 million and Class B shares was 34.8 million. For the year ended December 31, 2015, the weighted-average share count of Class A shares was 208.6 million and Class B shares was 34.8 million.
[2]

For the quarter ended December 31, 2015, approximately 139.3 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended December 31, 2015 included, on a weighted-average basis, 115.8 million limited partnership interests and

23.5 million other securities or other contracts to issue shares of common stock. For the year ended December 31, 2015, approximately 65.4 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2015 included, on a weighted-average basis, 56.8 million limited partnership interests and 8.6 million other securities or other contracts to issue shares of common stock. Also, as of December 31, 2015, approximately 10.7 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

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

Similarly, in May 2014 we entered into the Tenth Amendment to the Agreement of Limited Partnership of BGC Holdings (see “Tenth Amendment to the Partnership Agreement” herein). Pursuant to this amendment, NPSUs may not be made exchangeable into shares of the Company’s Class A common stock and will not be allocated any items of profit or loss, and accordingly they will not be included in the fully diluted share count.

On November 4, 2015, partners of BGC Holdings approved the Eleventh Amendment to the Agreement of Limited Partnership of BGC Holdings (the “Eleventh Amendment”) effective as of October 1, 2015. In order to facilitate partner compensation and for other corporate purposes the Eleventh Amendment created five new classes of non-distributing partnership units (“N Units”), which are Working Partner Units. These new N Units carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs. The N Units are not entitled to participate in Partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of the Company’s Class A common stock. Subject to the approval of the Compensation Committee or its designee, N Units are expected to be converted into the underlying unit type (i.e. an NREU will be converted into an REU) and will then participate in Partnership distributions, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations. The Eleventh Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

On June 5, 2015, we entered into an agreement with Cantor providing Cantor, CF Group Management, Inc. (“CFGM”) and other Cantor affiliates entitled to hold Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of Class B common stock. Such shares of Class B common stock, which currently can be acquired upon the exchange of exchangeable limited partnership units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. These shares of Class B common stock represent the remaining 34,649,693 authorized but unissued shares of Class B common stock available under our Amended and Restated Certificate of Incorporation. The exchange agreement will enable the Cantor entities to acquire the same number of shares of Class B common stock that they are already entitled to acquire without having to exchange its exchangeable limited partnership units in BGC Holdings. Our Audit Committee and full Board of Directors determined that it was in the best interests of us and our stockholders to approve the exchange agreement because it will help ensure that Cantor retains its exchangeable limited partnership units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

Under the exchange agreement, Cantor Fitzgerald, L.P. (“CFLP”) and CFGM have the right to exchange the 22,996,166 shares of Class A common stock owned by them as of December 31, 2015 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to the limit of the then-remaining authorized but unissued shares of Class B common stock (34,649,693 as of December 31, 2015).

We and Cantor have agreed that any shares of Class B common stock issued in connection with the exchange agreement would be deducted from the aggregate number of shares of Class B common stock that may be issued to the Cantor entities upon exchange of exchangeable limited partnership units in BGC Holdings. Accordingly, the Cantor entities will not be entitled to receive any more shares of Class B Stock under this agreement than they were previously eligible to receive upon exchange of exchangeable limited partnership units.

Stock Option Exercises

We issued 84,421 of our Class A common stock related to the exercise of stock options during the year ended December 31, 2015. We did not issue any shares of our Class A common stock related to the exercise of stock options during the year ended December 31, 2014.

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

As of January 31, 2016, we have issued and sold an aggregate of approximately 6.6 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the November 2014 Sales Agreement, with approximately 13.4 million shares of Class A common stock remaining to be sold under this agreement. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these registrations along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of January 31, 2016, we have issued an aggregate of 7.7 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of January 31, 2016, we have issued approximately 232.5 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 2, 2015, at our Annual Meeting of Stockholders, our stockholders approved an amendment and restatement to our Fifth Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 300 million to 350 million the aggregate number of shares of our Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. On October 2, 2015, we filed a Registration Statement on Form S-8 with respect to the additional 50 million shares. As of December 31, 2015, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 180.0 million shares.

On October 9, 2015, we filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 8.125% Senior Notes, 5.375% Senior Notes and Convertible Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.

UNIT REDEMPTIONS AND EXCHANGES—EXECUTIVE OFFICERS

During 2013, our executive officers participated in the Global Partnership Restructuring Program. In connection with the program, Messrs. Lynn, Windeatt and Sadler received an aggregate of 283,206 newly-issued BGC Holdings limited partnership units (equivalent to 9.75% of their non-exchangeable units that were redeemed in the above transactions). Upon any sale or other transfer by such executive officers of shares of restricted stock, a proportional number of these units will be redeemed for zero by BGC Holdings. These units are not expected to be made exchangeable into shares of Class A common stock. In connection with the sale of certain shares of restricted stock, an aggregate of 91,703 of such units held by Messrs. Lynn, Windeatt and Sadler were redeemed for zero on February 5, 2014, 6,377 of such units were redeemed for zero on December 5, 2014, and 87,140 of such units were redeemed for zero on January 30, 2015.

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

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

The Company has completed acquisitions, whose purchase price included an aggregate of approximately 9.5 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $53.3 million), 9.7 million limited partnership units (with an acquisition date fair value of approximately $63.1 million) and $58.5 million in cash that may be issued contingent on certain targets being met through 2018.

As of December 31, 2015, the Company has issued 6.2 million shares of its Class A common stock, 2.0 million of limited partnership units and $10.9 million in cash related to contingent payments.

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

On November 4, 2015, the Company issued exchange rights with respect to, and Cantor purchased, in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act, an aggregate of 1,775,481 exchangeable limited partnership units in BGC Holdings, as follows: In connection with the redemption by BGC Holdings of an aggregate of 588,356 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $2,296,801, Cantor purchased 554,196 exchangeable limited partnership units from BGC Holdings for an aggregate of $2,115,306 (after offset of a founding partner’s $46,289 debt due to Cantor). In addition, pursuant to the Sixth Amendment to the BGC Holdings Limited Partnership Agreement, on November 4, 2015, Cantor purchased 1,221,285 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $4,457,436 in connection with the grant of exchangeability and exchange of 1,221,285 founding partner units. Exchangeable limited partnership units held by Cantor are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of Class A common stock of the Company.

As of December 31, 2015, there were 219,270 non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

GUARANTEE OF THE GFI 8.375% SENIOR NOTES

Effective July 10, 2015, the Company and GFI entered into a guarantee pursuant to which the Company guaranteed the obligations of GFI under GFI’s 8.375% Senior Notes due 2018 in the remaining aggregate principal amount of $240 million (the “Notes”) and the indenture for the Notes, dated as of July 19, 2011 (the “Indenture”), between GFI and The Bank of New York Mellon Trust Company, N.A., as Trustee. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes had previously been subjected to 200 basis points penalty interest. The Guarantee had a positive impact on the credit ratings of the Notes. Pursuant to the terms of the Indenture, the penalty interest was reduced to 25 basis points effective July 19, 2015. The reduced interest rate was the result of improved credit ratings following both the acquisition of GFI by the Company and the Guarantee. On January 13, 2016, Moody’s Investors Service further upgraded the credit rating on GFI’s Notes, eliminating the penalty interest.

COMMISSIONS PAID BY CANTOR ENTITIES

Pursuant to the separation agreement relating to our acquisition of certain of our BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be our customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from us without any cost. Any future related-party transactions or arrangements between us and Cantor are subject to the prior approval by our Audit Committee. During the years ended December 31, 2015, 2014 and 2013, we recorded revenues from Cantor entities of $0.3 million, $0.4 million and $0.3 million, respectively, related to commissions paid to us by Cantor.

EQUITY METHOD INVESTMENTS

On June 3, 2014, the Company’s Board of Directors and Audit Committee authorized the purchase of 1,000 Class B Units of LFI Holdings, LLC (“LFI”), a subsidiary of Cantor, representing 10% of the issued and outstanding Class B Units of LFI after giving effect to the transaction. On the same day, the Company completed the acquisition for $6.5 million and was granted an option to purchase an additional 1,000 Class B Units of LFI for an additional $6.5 million. On August 5, 2015, the Board of Directors and Audit Committee authorized the Company’s exercise of the option to purchase additional Class B units of LFI in order to represent an ownership interest of 20% of LFI. On January 15, 2016, the Company closed on the exercise of its option to acquire additional Class B Units of LFI Holdings, LLC. At the closing, the Company made a payment of $6.5 million to LFI. As a result of the option exercise, the Company has a 20% ownership interest in LFI. LFI is a limited liability corporation headquartered in New York which is a technology infrastructure provider tailored to the financial sector. The Company accounts for the acquisition using the equity method.

The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua (see Note 14 — “Related Party Transactions,” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K); such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor.

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

ELEVENTH AMENDMENT TO THE PARTNERSHIP AGREEMENT

On November 4, 2015, partners of BGC Holdings approved the Eleventh Amendment to the Agreement of Limited Partnership of BGC Holdings (the “Eleventh Amendment”) effective as of October 1, 2015. In order to facilitate partner compensation and for other corporate purposes the Eleventh Amendment created five new classes of non-distributing partnership units (“N Units”), which are Working Partner Units. These new N Units carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs.

The N Units are not entitled to participate in Partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of our Class A common stock. Subject to the approval of the Compensation Committee or its delegate, the N Units are expected to be converted into the underlying unit type (i.e. an NREU will be converted into an REU) and will then participate in Partnership distributions, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to us and comply with his or her partnership obligations.

The Eleventh Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

DEVELOPMENT SERVICES

On February 9, 2016, the Audit Committee of the Board of Directors authorized the Company to enter into an arrangement with Cantor in which the Company would provide dedicated development services to Cantor at a cost to the Company not to exceed $1.4 million per year for the purpose of Cantor developing the capacity to provide quotations in certain ETF component securities, as well as other securities from time to time. The services are terminable by either party at any time and will be provided on the terms and conditions set forth in the existing Administrative Services Agreement.

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

On January 30, 2015, the Compensation Committee granted 4 million NPSUs to Mr. Lutnick and 1 million NPSUs to Mr. Lynn. One-quarter of the NPSUs vested on January 1, 2016 and were converted into an equivalent number PSUs/PPSUs for Mr. Lutnick and LPUs/PLPUs for Mr. Lynn on such date. Subject to the approval of the Compensation Committee each year, the remaining NPSUs may be converted pro rata into an equivalent number of PSUs/PPSUs for Mr. Lutnick and LPUs/PLPUs for Mr. Lynn on January 1 of each year beginning on January 1, 2017 and ending January 1, 2020.

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

On July 27, 2015, the Audit Committee granted exchange rights with respect to 8,536 PSUs and 6,983 PPSUs (for a total grant of exchangeability for 15,519 units) that were issued pursuant to converted NPSUs that were awarded to Mr. Merkel, an executive officer of the Company, in May 2014. On October 29, 2015, the Company repurchased (i) the 8,536 PSUs at a price of $8.34 per share, the closing price of the Class A common stock on the date the Company approved the transaction, and (ii) the 6,983 PPSUs at a price of $9.15 per share, the closing price of the Class A common stock on December 31, 2014.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Notional Volume (in billions)
Total fully electronic volume	$4,301	$4,648	$5,886	5,643	$4,909
Total hybrid volume[1]	47,012	47,703	39,914	26,641	33,609

Total fully electronic and hybrid volume	$51,313	$52,351	$45,800	32,284	$38,518

Transaction Count (in thousands, except for days)
Total fully electronic transactions	2,652	2,914	3,590	3,752	3,359
Total hybrid transactions	843	885	901	597	679

Total transactions	3,495	3,799	4,491	4,349	4,038

Trading days	64	64	63	61	64

[1]	Defined as volume from hybrid transactions conducted by BGC Brokers, exclusive of voice-only transactions.

Fully electronic volume, including new products, was $20.5 trillion for the year ended December 31, 2015, compared to $15.5 trillion for the year ended December 31, 2014. Our combined voice/hybrid volume for the year ended December 31, 2015 was $161.3 trillion, compared to $145.0 trillion for the year ended December 31, 2014.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at December 31, 2015 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases[1]	$497,432	$60,377	$106,070	$81,050	$249,935
Notes payable and collateralized borrowings[2]	835,724	166,853	254,489	301,882	112,500
Interest on notes payable[3]	362,067	41,037	91,436	33,477	196,117
Other [4]	55,450	55,450	—	—	—

Total contractual obligations	$1,750,673	$323,717	$451,995	$416,409	$558,552

[1]	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $1.3 million over the life of the agreement.
[2]	Notes payable and collateralized borrowings reflects the issuance of $160.0 million of the 4.50% Convertible Notes due July 15, 2016 (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of December 31, 2015 was approximately $157.3 million), $112.5 million of the 8.125% Senior Notes due June 26, 2042 (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of December 31, 2015 was approximately $109.1 million), $300.0 million of the 5.375% Senior Notes due December 9, 2019 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2015 was approximately $296.1 million), $240.0 million of the 8.375% Senior Notes due July 19, 2018 (the $240.0 million represents the principal amount of the debt; the carrying value of the 8.375% Senior Notes as of December 31, 2015 was approximately $255.3 million), and $23.0 million of collateralized borrowings due March 13, 2019. See Note 18— “Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
[3]	The $196.1 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.
[4]	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in our consolidated statements of operations. During the years ended December 31, 2015, 2014 and 2013, we incurred compensation expense, before associated income taxes of $231.4 million, $126.5 million and $57.0 million, respectively, related to the grant of exchangeability on partnership units. The 2015 amount includes a conversion of 90% of outstanding REUs and RPUs in December 2015 totaling $114.0 million.

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

As of December 31, 2015 and December 31, 2014, the aggregate balance of employee loans, net of reserve, was $158.2 million and $130.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2015, 2014 and 2013 was $86.7 million (including a $47.2 million reserve), $25.7 million and $195.0 million (including a reserve of $160.5 million recognized in connection with the Global Partnership Restructuring Program), respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our consolidated statements of operations.

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

Income Taxes

We account for income taxes using the asset and liability method as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of our entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings” for a discussion of partnership interests), rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in our consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in our consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement on Accounting for Income Taxes, we provide for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from our estimates under different assumptions or conditions. We recognize interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in our consolidated statement of operations.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $650.4 million as of December 31, 2015. These include the shares of common stock of NASDAQ that we received in exchange for a portion of our electronic benchmark Treasury platform and the shares of the common stock of ICE that we received in exchange for Trayport. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as both the Euro and British Pound strengthening against the U.S. Dollar. If as of December 31, 2015, the Euro and British Pound had strengthened against the U.S. Dollar by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $0.5 million.

Interest Rate Risk

BGC Partners had $840.9 million in fixed-rate debt outstanding as of December 31, 2015. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS

BGC Partners, Inc. and Subsidiaries

Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited the accompanying consolidated statements of financial condition of BGC Partners, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BGC Partners, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BGC Partners Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited BGC Partners, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). BGC Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Computerized Facility Integration, LLC and Excess Space Retail Services, Inc., which are included in the 2015 consolidated financial statements of BGC Partners, Inc. and constituted $97.6 million or 2.5% of total assets as of December 31, 2015 and $18.6 million or 0.7% of revenues for the year then ended. Our audit of internal control over financial reporting of BGC Partners, Inc. also did not include an evaluation of the internal control over financial reporting of Computerized Facility Integration, LLC and Excess Space Retail Services, Inc. In our opinion, BGC Partners Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of BGC Partners, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2015 of BGC Partners. Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 29, 2016

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$461,207	$648,277
Cash segregated under regulatory requirements	3,199	12,144
Securities owned	32,361	32,508
Securities borrowed	—	62,736
Marketable securities	650,400	144,719
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	812,240	640,761
Accrued commissions receivable, net	342,299	292,050
Loans, forgivable loans and other receivables from employees and partners, net	158,176	130,775
Fixed assets, net	145,873	112,020
Investments	33,813	17,392
Goodwill	811,766	392,570
Other intangible assets, net	233,967	27,980
Receivables from related parties	15,466	8,864
Other assets	290,687	228,331

Total assets	$3,991,454	$2,751,127

Liabilities, Redeemable Partnership Interest, and Equity
Securities loaned	$117,890	$—
Accrued compensation	303,959	231,679
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	714,823	646,169
Payables to related parties	21,551	23,326
Accounts payable, accrued and other liabilities	692,639	501,830
Notes payable and collateralized borrowings	840,877	556,700
Notes payable to related parties	—	150,000

Total liabilities	2,691,739	2,109,704

Commitments and contingencies (Note 20)
Redeemable partnership interest	57,145	59,501
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 255,859 and 220,217 shares issued at December 31, 2015 and December 31, 2014, respectively; and 219,063 and 185,108 shares outstanding at December 31, 2015 and December 31, 2014, respectively	2,559	2,202
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 shares issued and outstanding at December 31, 2015 and December 31, 2014, convertible into Class A common stock	348	348
Additional paid-in capital	1,109,000	817,158
Contingent Class A common stock	50,095	47,383
Treasury stock, at cost: 36,796 and 35,109 shares of Class A common stock at December 31, 2015 and December 31, 2014, respectively	(212,331)	(200,958)
Retained deficit	(273,492)	(268,920)
Accumulated other comprehensive (loss) income	(25,056)	4,303

Total stockholders’ equity	651,123	401,516
Noncontrolling interest in subsidiaries	591,447	180,406

Total equity	1,242,570	581,922

Total liabilities, redeemable partnership interest, and equity	$3,991,454	$2,751,127

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Commissions	$1,934,128	$1,307,912	$1,202,244
Principal transactions	313,142	253,951	309,908
Real estate management services	187,118	163,227	163,353
Fees from related parties	25,348	28,379	41,128
Market data and software solutions	95,101	9,477	16,338
Interest income	10,643	7,312	6,833
Other revenues	9,957	17,232	5,177

Total revenues	2,575,437	1,787,490	1,744,981
Expenses:
Compensation and employee benefits	1,694,956	1,121,075	1,255,580
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	259,639	136,633	423,589

Total compensation and employee benefits	1,954,595	1,257,708	1,679,169
Occupancy and equipment	211,717	147,435	154,108
Fees to related parties	18,043	12,137	9,443
Professional and consulting fees	62,768	51,823	51,384
Communications	119,181	82,493	92,022
Selling and promotion	97,201	71,737	81,007
Commissions and floor brokerage	35,094	19,349	22,530
Interest expense	69,359	37,945	38,332
Other expenses	138,043	150,857	104,170

Total expenses	2,706,001	1,831,484	2,232,165
Other income (losses), net:
Gain on divestiture and sale of investments	394,347	—	723,147
Gains (losses) on equity method investments	1,863	(8,621)	(9,508)
Other income	123,168	49,427	39,466

Total other income (losses), net	519,378	40,806	753,105

Income (loss) from operations before income taxes	388,814	(3,188)	265,921
Provision for income taxes	120,496	651	92,166

Consolidated net income (loss)	$268,318	$(3,839)	$173,755

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	141,530	(7,974)	102,831

Net income available to common stockholders	$126,788	$4,135	$70,924

Per share data:
Basic earnings per share
Net income available to common stockholders	$126,788	$4,135	$70,924

Basic earnings per share	$0.52	$0.02	$0.37

Basic weighted-average shares of common stock outstanding	243,460	220,697	193,694

Fully diluted earnings per share
Net income for fully diluted shares	$168,521	$5,692	$96,851

Fully diluted earnings per share	$0.50	$0.02	$0.36

Fully diluted weighted-average shares of common stock outstanding	335,387	328,455	265,348

Dividends declared per share of common stock	$0.54	$0.48	$0.48

Dividends declared and paid per share of common stock	$0.54	$0.48	$0.48

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Consolidated net income (loss)	$268,318	$(3,839)	$173,755
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(15,421)	(6,958)	(2,193)
Available for sale securities	(17,814)	19,259	2

Total other comprehensive (loss) income, net of tax	(33,235)	12,301	(2,191)

Comprehensive income	235,083	8,462	171,564
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	137,654	(6,036)	102,518

Comprehensive income attributable to common stockholders	$97,429	$14,498	$69,046

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$268,318	$(3,839)	$173,755
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	81,997	44,747	47,152
Employee loan amortization and reserves on employee loans	86,708	25,708	194,996
Equity-based compensation and allocations of net income to limited partnership units and FPUs	278,684	150,125	433,998
Deferred compensation expense	23,189	—	—
(Gains) losses on equity method investments	(1,863)	8,621	9,508
Accretion of discount on convertible notes	5,835	4,852	5,157
Unrealized (gain) loss on marketable securities	(27,103)	(8,633)	(7,668)
Impairment of fixed assets	19,127	4,193	6,101
Deferred tax provision (benefit)	60,015	(26,185)	(81,989)
Sublease provision adjustment	2,019	31	318
Recognition of earn-out and related hedges	(52,917)	(42,091)	(31,861)
Cumulative realized gain on marketable securities (see Note 10 – “Marketable Securities”)	(35,994)	—	—
Gain on divestitures and sale of investments	(401,902)	—	(550,759)
Forfeitures of Class A common stock	(1,701)	(2,452)	—
Other	(5,491)	—	1,508

Consolidated net income, adjusted for non-cash and non-operating items	298,921	155,077	200,216
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	538,881	(292,065)	(51,710)
Loans, forgivable loans and other receivables from employees and partners, net	(100,691)	(13,616)	(49,478)
Accrued commissions receivable, net	27,550	7,265	(49,542)
Securities borrowed	62,736	(62,736)	—
Securities owned	4,248	611	(1,213)
Receivables from related parties	(3,291)	(1,096)	(5,362)
Cash segregated under regulatory requirements	9,104	(3,457)	(5,295)
Other assets	25,686	(25,350)	(73,422)
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	(577,136)	342,998	48,973
Payables to related parties	(1,065)	8,745	(24,862)
Securities sold, not yet purchased	(1,545)	(2,031)	2,031
Securities loaned	117,890	—	—
Accounts payable, accrued and other liabilities	(87,764)	51,832	145,167
Accrued compensation	(100,660)	17,366	30,863

Net cash provided by operating activities	212,864	183,543	166,366
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(37,626)	(13,727)	(22,988)
Capitalization of software development costs	(18,496)	(12,668)	(15,000)
Purchase of equity method investments	(1,268)	(7,392)	(1,748)
Proceeds from sale of marketable securities	129,183	42,999	—
Payments for acquisitions, net of cash acquired	(173,072)	(129,979)	(746)
Proceeds from divestitures, net	14,485	—	575,287
Purchase of marketable securities	(11,630)	(72,911)	(5,361)
Purchase of exchange membership	—	—	(1,696)
Capitalization of trademarks, patent defense and registration costs	(845)	(578)	(995)

Net cash (used in) provided by investing activities	(99,269)	(194,256)	526,753

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of collateralized borrowings	(4,976)	(1,599)	(48,246)
Issuance of collateralized borrowings, net of deferred issuance costs	27,918	295,091	—
Earnings distributions	(73,765)	(58,789)	(98,345)
Redemption and repurchase of limited partnership interests	(34,287)	(81,331)	(113,345)
Dividends to stockholders	(131,360)	(105,132)	(91,395)
Repurchase of Class A common stock	(12,114)	(100,268)	(15,528)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(615)	(1,208)	(1,216)
Tax impact on delivery of equity awards	—	—	4,700
Proceeds from exercise of stock options	701	—	—
Proceeds from short-term borrowings	100,000	—	—
Repayments of short-term borrowings	(170,000)	—	—
Proceeds from sale of limited partnership interests	6,573	—	—
Other	—	—	32

Net cash used in financing activities	(291,925)	(53,236)	(363,343)
Effect of exchange rate changes on cash and cash equivalents	(8,740)	(4,693)	(1,266)

Net (decrease) increase in cash and cash equivalents	(187,070)	(68,642)	328,510
Cash and cash equivalents at beginning of period	648,277	716,919	388,409

Cash and cash equivalents at end of period	$461,207	$648,277	$716,919

Supplemental cash information:
Cash paid during the period for taxes	$43,661	$87,928	$152,105
Cash paid during the period for interest	59,281	32,099	33,175
Supplemental non-cash information:

Issuance of Class A common stock upon exchange of limited partnership interests	$79,309	$87,212	$65,908
Issuance of Class A, contingent Class A common stock and limited partnership interests for acquisitions	39,635	57,907	1,776
Issuance of Class A common stock upon conversion of 8.75% convertible notes	150,000	—	—
Donations with respect to Charity Day	—	—	5,720
Shares received for NASDAQ earn-out	52,917	42,091	31,861
Shares received in Trayport transaction	629,084	—	—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2013

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2013	$1,419	$348	$575,381	$18,868	$(110,090)	$(147,452)	$(4,182)	$93,120	$427,412
Consolidated net income	—	—	—	—	—	70,924	—	102,831	173,755
Other comprehensive loss, net of tax	—	—	—	—	—		(1,878)	(313)	(2,191)
Equity-based compensation, 909,407 shares	9	—	2,809	—	—		—	1,800	4,618
Dividends to common stockholders	—	—	—	—	—	(91,395)	—	—	(91,395)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(89,482)	(89,482)
Grant of exchangeability and redemption of limited partnership interests, issuance of 55,953,246 shares	560	—	151,551	—	—	—	—	141,821	293,932
Issuance of Class A common stock (net of costs), 1,053,842 shares	11	—	4,133	—	—	—	—	1,865	6,009
Redemption of FPUs, 1,373,065 units	—	—	—	—	—	—	—	(2,050)	(2,050)
Repurchase of Class A common stock, 3,046,857 shares	—	—	—	—	(11,663)	—	—	(3,865)	(15,528)
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(938)	(938)
Issuance of contingent and Class A common stock for acquisitions, 2,799,604 shares	27	—	9,493	(6,817)	—	—	—	(927)	1,776
Purchases of Newmark noncontrolling interest	—	—	(2,540)	—	—	—	—	(6,827)	(9,367)
Other	1	—	4,851	—	—	—	—	1,344	6,196

Balance, December 31, 2013	$2,027	$348	$745,678	$12,051	$(121,753)	$(167,923)	$(6,060)	$238,379	$702,747

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2014

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2014	$2,027	$348	$745,678	$12,051	$(121,753)	$(167,923)	$(6,060)	$238,379	$702,747
Consolidated net income	—	—	—	—	—	4,135	—	(7,974)	(3,839)
Other comprehensive gain, net of tax	—	—	—	—	—	—	10,363	1,938	12,301
Equity-based compensation, 987,831 shares	10	—	2,275	—	—	—	—	1,047	3,332
Dividends to common stockholders	—	—	—	—	—	(105,132)	—	—	(105,132)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(55,821)	(55,821)
Grant of exchangeability and redemption of limited partnership interests, issuance of 11,899,558 shares	119	—	59,207	—	—	—	—	30,741	90,067
Issuance of Class A common stock (net of costs), 47,896 shares	—	—	275	—	—	—	—	86	361
Redemption of FPUs, 2,494,896 units	—	—	—	—	—	—	—	(2,359)	(2,359)
Repurchase of Class A common stock, 13,630,725 shares	—	—	5	—	(76,322)	—	—	(23,951)	(100,268)
Forfeitures of restricted Class A common stock, 389,861 shares			1,006		(2,883)			(575)	(2,452)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units and subsequent repurchases by BGC Holdings, 3,142,257 units	—	—	—	—	—	—	—	(13,716)	(13,716)
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(110)	(110)
Issuance of Class A common stock for acquisitions, 1,912,630 shares	19	—	8,976	(3,635)	—	—	—	1,640	7,000
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	—	38,967	—	—	—	11,940	50,907
Purchases of Newmark noncontrolling interest	—	—	(234)	—	—	—	—	(169)	(403)
Other	27	—	(30)	—	—	—	—	(690)	(693)

Balance, December 31, 2014	$2,202	$348	$817,158	$47,383	$(200,958)	$(268,920)	$4,303	$180,406	$581,922

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2015

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2015	$2,202	$348	$817,158	$47,383	$(200,958)	$(268,920)	$4,303	$180,406	$581,922
Consolidated net income	—	—	—	—	—	126,788	—	141,530	268,318
Other comprehensive gain, net of tax	—	—	—	—	—	—	(29,359)	(3,876)	(33,235)
Equity-based compensation, 825,996 shares	8	—	2,909	—	—	—	—	1,454	4,371
Dividends to common stockholders	—	—	—	—	—	(131,360)	—	—	(131,360)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(70,538)	(70,538)
Grant of exchangeability and redemption of limited partnership interests, issuance of 9,445,664 shares	94	—	141,262	—	—	—	—	75,684	217,040
Issuance of Class A common stock (net of costs), 129,151 shares	1	—	860	—	—	—	—	247	1,108
Redemption of FPUs, 539,275 units	—	—	—	—	—	—	—	(835)	(835)
Repurchase of Class A common stock, 1,416,991 shares	—	—	—	—	(9,371)	—	—	(2,743)	(12,114)
Forfeitures of restricted Class A common stock, 270,422 shares	—	—	688	—	(2,002)	—	—	(387)	(1,701)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units, 1,775,481 units	—	—	—	—	—	—	—	6,573	6,573
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(80)	(80)
Issuance of Class A common stock for acquisitions, 1,199,052 shares	12	—	5,112	(4,579)	—	—	—	—	545
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	23,104	7,291	—	—	—	8,695	39,090
Conversion of 8.75% Convertible Notes to Class A common stock, 24,042,599 shares	240	—	117,178	—	—	—		32,582	150,000
Reclassification of Redeemable noncontrolling interest to noncontrolling interest for GFI Back-End Merger	—	—	—	—	—	—	—	222,148	222,148
Purchases of Newmark noncontrolling interest	—	—	731	—	—	—	—	(1,219)	(488)
Other	2	—	(2)	—	—	—		1,806	1,806

Balance, December 31, 2015	$2,559	$348	$1,109,000	$50,095	$(212,331)	$(273,492)	$(25,056)	$591,447	$1,242,570

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company servicing the financial and real estate markets through its two segments, Financial Services and Real Estate Services. Through its brands, including BGC®, GFI® and RP MartinTM, among others, the Company’s Financial Services segment specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through its FENICS®, BGC Trader™, BGC Market Data and Capitalab® brands, BGC Partners offers fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to select financial instruments and markets.

Newmark Grubb Knight Frank (“NGKF”) is a full-service commercial real estate platform that comprises the Company’s Real Estate Services segment, offering commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and real estate finance, consulting, project and development management, and property and facilities management.

On February 26, 2015, the Company successfully completed a tender offer to acquire shares of common stock, par value $0.01 per share, of GFI Group Inc. (“GFI”) for $6.10 per share in cash and accepted for purchase 54.3 million shares (the “Tendered Shares”) tendered to the Company pursuant to our offer (the “Offer”). The Tendered Shares, together with the 17.1 million shares already owned by the Company, represented approximately 56% of GFI’s outstanding shares. On April 28, 2015, a subsidiary of BGC purchased approximately 43.0 million newly issued shares of GFI’s common stock at the price of $5.81 per share for an aggregate purchase price of $250 million, which increased our ownership in GFI to approximately 67.0%. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bore an interest rate of LIBOR plus 200 basis points.

On January 12, 2016, the Company, Jersey Partners, Inc. (“JPI”), New JP Inc. (“New JPI”), Michael A. Gooch, Colin Heffron, and certain subsidiaries of JPI and the Company closed on a previously agreed upon merger. This merger provided for the acquisition of JPI by BGC (the “JPI Merger”) as provided for by a merger agreement dated December 22, 2015 (the “Merger Agreement”). Shortly following the completion of the JPI Merger, a subsidiary of the Company merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity (the “GFI Merger” and, together with the JPI Merger, the “Back-End Mergers”). The Back-End Mergers allowed the Company to acquire the remaining approximately 33 percent of the outstanding shares of GFI common stock that it did not already own. Following the closing of the Back-End Mergers, the Company and its affiliates now own 100 percent of the outstanding shares of GFI’s common stock (See Note 25—“Subsequent Events”).

GFI is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves more than 2,500 institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes.

The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. BGC Partners has offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, San Francisco, Santa Clara, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich, as well as over 50 other offices.

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

During the year ended December 31, 2014, the Company changed the presentation of certain line items in the consolidated statements of operations. The Company now presents a new section entitled “Other income (losses), net” which is comprised of Gain on divestiture and sale of investments, Gains (losses) on equity method investments and Other income. Gain on divestiture and sale of investments and Gains (losses) on equity method investments were both previously presented as separate revenue line items. During the year ended December 31, 2015, the Company changed the presentation of certain line items in its consolidated statements of operations. The Company combined “Market data” and “Software solutions” into one line item “Market data and software solutions.” Reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations in ASC 205-20. The ASU includes changes in the criteria and required disclosures for disposals qualifying as discontinued operations, as well as additional required disclosures for disposals not considered discontinued operations. The amendments in this update were effective for the annual period beginning on January 1, 2015 for the Company. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. The guidance is effective beginning January 1, 2017 and early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. Acquirers are no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The guidance is effective beginning January 1, 2016, with early adoption permitted. The adoption of this FASB guidance would not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. Entities will also have to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. In addition, entities will be required to present enhanced disclosures of financial assets and financial liabilities. The guidance is effective beginning January 1, 2018, with early adoption of certain provisions of the ASU permitted. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The guidance is effective beginning January 1, 2019, with early adoption permitted. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

Limited Partnership Units

Certain employees hold limited partnership interests in BGC Holdings (e.g., REUs, RPUs, PSUs, PSIs and LPUs, collectively the “limited partnership units”). Generally, such units receive quarterly allocations of net income, which are cash distributed and generally are contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s consolidated statements of operations. From time to time the Company issues limited partnership units as part of the consideration for acquisitions; these units are not entitled to a distribution of earnings.

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

General

Certain of the limited partnership interests, described above, have been granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment); additional limited partnership interests may become exchangeable for Class A common stock on a one-for-one basis (subject to adjustment). Because they are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into Class A common shares would not impact the fully diluted number of shares and units outstanding. Because these limited partnership interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company. Each quarter, net income is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which the Company has a net loss, the loss allocation for FPUs, limited partnership units and Cantor units is allocated to Cantor and reflected as a component of “Net income attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations. In subsequent quarters in which the Company has net income, the initial allocation of income to the limited partnership interests is to “Net income attributable to noncontrolling interests in subsidiaries,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income allocated to common stockholders.

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

Principal Transactions:

Principal transaction revenues are primarily derived from matched principal transactions, whereby the Company simultaneously agrees to buy securities from one customer and sell them to another customer. A very limited number of trading businesses are allowed to enter into unmatched principal transactions to facilitate a customer’s execution needs for transactions initiated by such customers. Revenues earned from principal transactions represent the spread between the buy and sell price of the brokered security, commodity or derivative. Principal transaction revenues and related expenses are recognized on a trade-date basis. Positions held as part of a principal transaction are marked-to-market on a daily basis.

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

Other Income (Losses), Net

Gain on Divestiture and Sale of Investments:

Gain on Divestiture and Sale of Investments is comprised of gains recorded in connection with the divestiture of certain businesses or sale of investments (see Note 5—“Divestitures”).

Gains (Losses) on Equity Method Investments:

Gains (Losses) on Equity Method Investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but do not control.

Other Income:

Other income is comprised of gains associated with the earn-out shares related to the NASDAQ Transaction and the movements related to the mark-to-market and/or hedges on marketable securities that are classified as trading securities (see Note 5—“Divestitures”).

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

Securities Owned:

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Securities owned are classified as trading and marked-to-market daily based on current listed market prices (or, when applicable, broker quotes), with the resulting gains and losses included in operating income in the current period. Unrealized and realized gains and losses from securities owned are included as part of “Principal transactions” in the Company’s consolidated statements of operations.

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

See Note 13— “Fair Value of Financial Assets and Liabilities,” for more information on the fair value of financial assets and liabilities.

Marketable Securities:

Marketable securities are comprised of securities held for investment purposes and are accounted for in accordance with FASB guidance, Accounting for Certain Investments in Debt and Equity Securities. Certain of the Company’s investment securities are classified as available-for-sale and accordingly reported at fair value. Unrealized gains and losses on marketable securities classified as available-for-sale are included as part of “Accumulated other comprehensive (loss) income” in the Company’s consolidated statements of financial condition. When the fair value of an available-for-sale security is lower than its cost, the Company evaluates the security to determine whether the impairment is considered “other-than-temporary.” If the impairment is considered other-than-temporary, the Company records an impairment charge in the Company’s consolidated statements of operations. Certain Marketable securities are classified as trading securities and accordingly are measured at fair value with any changes in fair value recognized currently in earnings and included in “Other income” in the Company’s consolidated statements of operations.

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

Accrued Commissions Receivable, Net:

The Company has accrued commissions receivable from securities, commodities and real estate brokerage transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $21.5 million and $26.3 million as of December 31, 2015 and 2014, respectively. The allowance is based on management’s estimate and is reviewed periodically based on the facts and circumstances of each outstanding receivable.

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

Acquisition Related Limited Partnerships Units:

In connection with certain acquisitions the Company issues limited partnership units as part of the purchase consideration. These units are not eligible for a distribution of earnings. These units are accounted for as either equity or liability awards in accordance with FASB guidance. Units that are accounted for as equity awards and are contingent upon the achievement of performance targets are classified as “Contingent Class A Common Stock” in the Company’s consolidated statements of financial condition.

Investments:

The Company’s investments in which it has a significant influence but not a controlling interest and of which it is not the primary beneficiary are accounted for under the equity method. The Company’s consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control over the entity. In accordance with FASB guidance, Consolidation of Variable Interest Entities, the Company also consolidates any variable interest entities (“VIEs”) of which it is the primary beneficiary.

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

Goodwill and Other Intangible Assets, Net:

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in FASB guidance, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performed impairment evaluations for the years ended December 31, 2015, 2014 and 2013 and concluded that there was no impairment of its goodwill or indefinite-lived intangible assets.

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

The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is currently open to examination by tax authorities for tax years beginning 2011 in United States federal, state and local jurisdictions and certain non-U.S. jurisdictions.

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

Redeemable Partnership Interest:

Redeemable partnership interest represents limited partnership interests in BGC Holdings held by founding/working partners. See Note 2—“Limited Partnership Interests in BGC Holdings,” for additional information related to the founding/working partner units.

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

Noncontrolling Interest in Subsidiaries:

Noncontrolling interest in subsidiaries represents equity interests in consolidated subsidiaries that are not attributable to the Company, including Cantor’s limited partnership interest in BGC Holdings as well as the noncontrolling interest holders’ proportionate share of the profit or loss associated with joint ownership of the Company’s administrative services company in the U.K. (Tower Bridge), GFI Group Inc., Epsilon Networks, LLC and the Company’s Real Estate affiliate entities.

Foreign Currency Transactions:

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the Company’s consolidated statements of financial condition, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on remeasurement of the financial statements of a non-U.S. operation, when the functional currency is the U.S. dollar, are included in the Company’s consolidated statements of operations as part of “Other expenses.” Gains or losses upon translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included within “Other comprehensive loss, net of tax” in the Company’s consolidated statements of comprehensive income and as part of “Accumulated other comprehensive (loss) income” in the Company’s consolidated statements of financial condition.

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

Financial Services

On February 26, 2015, the Company successfully completed its tender offer to acquire shares of common stock, par value $0.01 per share, of GFI for $6.10 per share in cash and accepted for purchase 54.3 million shares tendered to the Company pursuant to the offer. The Tendered Shares, together with the 17.1 million shares already owned by the Company, represented approximately 56% of the then- outstanding shares of GFI. The Company issued payment for the Tendered Shares on March 4, 2015 in the aggregate amount of $331.1 million. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. The new shares and the note eliminate in consolidation. Following the issuance of the new shares, the Company owned approximately 67% of GFI’s outstanding common stock. This gave the Company control over the timing of the Back-End Mergers pursuant to the tender offer agreement. The excess of total consideration over the fair value of the total net assets acquired, of approximately $453.8 million, has been recorded to goodwill and was allocated to the Company’s Financial Services segment. In addition, “Total revenues” in the Company’s consolidated statements of operations for the year ended December 31, 2015 included $551.5 million related to GFI from the date of acquisition.

On August 24, 2015, GFI, Messrs. Gooch and Heffron, directors and former executive officers of GFI; Jersey Partners Inc. (“JPI”), a stockholder of GFI; CME Group, Inc. (“CME”); the former members of the GFI Special Committee; BGC; and certain other former officers and affiliates of GFI entered into a memorandum of understanding (the “MOU”) with regard to a preliminary settlement (the “Settlement”) of the consolidated class action case pending against GFI in the State of Delaware (the “Consolidated Delaware Action”). Neither the Company nor GFI contributed any funds to the Settlement, which was paid from a combination of insurance proceeds and payments by JPI and Messrs. Gooch and Heffron. The Settlement provides for a settlement fund of $10.75 million for the class of GFI stockholders in the Consolidated Delaware Action and payment of attorneys’ fees and costs to plaintiffs’ counsel in an amount to be established by negotiation, mediation or a fee application to the Court. In connection with the Settlement, on October 6, 2015, the Company advanced $10.75 million to JPI (the “JPI Note”). The JPI Note bore interest at the rate of 5.375% per annum and was secured by 2 million shares of GFI common stock then owned by JPI. In the MOU, the CME agreed to terminate the restriction prohibiting former executive officers of GFI, JPI and certain other stockholders and affiliates of GFI from supporting the Back-End Mergers as defined in the February 19, 2015 Tender Offer Agreement by and among BGC, GFI and BGC Partners, L.P., or similar transactions until January 30, 2016. Accordingly, BGC, GFI, JPI and certain affiliates entered into the Back-End Merger agreements on December 22, 2015. The Back-End Mergers were completed on January 12, 2016.

The JPI advance of the merger consideration plus accrued interest was deducted from the merger consideration payable upon completion of the Back-End Mergers. If insurance proceeds are insufficient, amounts advanced to Messrs. Gooch and Heffron, if any, would be deducted from any payment to which they may be entitled under the their respective non-compete and distributable earnings bonus award agreements with BGC (“DE Agreements”), which they entered into connection with the Tender Offer Agreement, so long as they are eligible for payments under their respective DE Agreements.

The following tables summarize the components of the purchase consideration transferred and the preliminary allocation of the assets acquired and liabilities assumed based on the fair values as of the acquisition date (in millions, except share and per share amounts). The Company expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur.

Calculation of purchase consideration transferred

February 26, 2015
Cash	$331.1
Cost value of shares already owned (17,075,464 shares)	75.1
Redeemable noncontrolling interest (56,435,876 shares at $6.10 per share)	344.3

Total purchase consideration and noncontrolling interest (cost value)	750.5
Appreciation of shares already owned (17,075,464 shares at $6.10 per share less cost value)	29.0

Total purchase consideration and noncontrolling interest (fair value)	$779.5

Preliminary allocation of the assets acquired and the liabilities assumed

February 26, 2015
Cash and cash equivalents	$238.8
Receivables from broker-dealers, clearing organizations, customers and related-broker dealers	704.8
Accrued commissions receivable, net	93.6
Fixed assets, net	58.4
Goodwill	453.8
Finite-lived intangible assets:
Non-compete agreement	15.4
Technology	39.2
Customer relationships	133.8
Acquired intangibles	6.7
Indefinite-lived intangible assets:
Trade name	92.1
Other assets	195.1
Assets held for sale	208.3
Short-term borrowings	(70.0)
Accrued compensation	(141.0)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	(648.6)
Accounts payable, accrued and other liabilities	(168.0)
Notes payable and collateralized borrowings	(255.3)
Liabilities held for sale	(175.5)
Pre-existing noncontrolling interest	(2.1)

Total	$779.5

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of GFI had occurred on January 1, 2014, and as if the Company owns 100% of GFI from the date of acquisition. The unaudited pro forma results are not indicative of operations that would have been achieved, nor are they indicative of future results of operations. The unaudited pro forma results do not reflect any potential cost savings or other operations efficiencies that could result from the acquisition. In addition, the unaudited pro forma condensed combined financial information does not include any adjustments in respect of certain expenses recorded in the GFI financial statements that were associated with non-recurring events unrelated to the acquisition (for example, a $121.6 million charge related to the impairment of goodwill) and does not include any adjustments in respect of any potential future sales of assets. However, the unaudited pro forma results below for the year ended December 31, 2015 do include non-recurring pro forma adjustments directly related to the acquisition which mainly consisted of: (a) Prior to the acquisition, GFI had entered into an agreement with the CME Group Inc. (“CME”) for CME to acquire GFI. The CME transaction was terminated and as a result, GFI incurred breakage costs of approximately $24.7 million; (b) Severance and compensation restructuring charges of $22.2 million incurred by GFI; (c) The aggregate of BGC’s and GFI’s professional fees incurred which totaled $24.9 million; and (d) The $29.0 million gain recorded by the Company upon acquisition of GFI on the 17.1 million shares of GFI common stock owned prior to the completion of the acquisition.

In millions (unaudited)

	Year Ended
	2015	2014
Pro forma revenues	$2,738.7	$2,660.8
Pro forma consolidated net income	$266.7	$(123.2)

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

On December 12, 2014, the Company acquired U.K. assets and subsidiaries of R.P. Martin Group, a Europe based brokerage of forward foreign exchange and fixed income products. R.P. Martin is headquartered in the U.K. and also has international offices in Amsterdam and Stockholm. The Company had an option to acquire the businesses and assets of R.P. Martin in Sweden and the Netherlands in 2015 subject to regulatory approvals and certain closing conditions. The Company did not exercise that option.

The total consideration for acquisitions during the year ended December 31, 2014, within the Financial Services segment was approximately $50.5 million in total fair value, comprised of cash, shares of the Company’s Class A common stock and BGC Holdings limited partnership units. The total consideration included contingent consideration of approximately 0.3 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $2.7 million), 1.3 million limited partnership units (with an acquisition date fair value of approximately $6.2 million) and $1.7 million in cash that may be issued contingent on certain targets being met through 2017. The excess of total consideration over the fair value of the total net assets acquired has been recorded to goodwill of approximately $42.6 million, including measurement period adjustments, and was allocated to the Company’s Financial Services segment.

Real Estate Services

On August 13, 2014, the Company completed the acquisition of Cornish & Carey Commercial (“Cornish & Carey”). Cornish & Carey is the leading commercial real estate services company in the Bay Area and Silicon Valley markets in Northern California.

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

During July 2015, the Company completed the acquisition of Excess Space. Excess Space is a full service brokerage firm that focuses its business model around surplus real estate disposition and lease restructuring for retailers.

In December 2015, The Company completed the acquisition of Steffner Commercial Real Estate, LLC and Cincinnati Commercial Real Estate, Inc., each a full service commercial real estate advisory practice operating in the Memphis and Cincinnati regions, respectively.

The total consideration for acquisitions during the year ended December 31, 2015, within the Real Estate Services segment was approximately $143.6 million in total fair value, comprised of cash, shares of the Company’s Class A common stock and BGC Holdings limited partnership units. The total consideration included contingent consideration of approximately 0.5 million restricted shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $4.1 million), 1.8 million limited partnership units (with an acquisition date fair value of approximately $15.2 million) and $22.8 million in cash that may be issued contingent on certain targets being met through 2018. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $135.2 million, including measurement period adjustments, and was allocated to the Company’s Real Estate Service segment.

The total consideration for acquisitions during the year ended December 31, 2014, within the Real Estate Services segment was approximately $201.9 million, comprised of cash, shares of the Company’s Class A common stock and BGC Holdings limited partnership units. The total consideration included contingent consideration of approximately 1.7 million restricted shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $13.1 million), 3.6 million limited partnership units (with an acquisition date fair value of approximately $28.0 million) and $32.3 million in cash that may be issued contingent on certain targets being met through 2018. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $179.5 million, including measurement period adjustments, and was allocated to the Company’s Real Estate Services segment.

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

5.	Divestitures

Sale of eSpeed

On June 28, 2013, the Company sold (the “NASDAQ Transaction”) its on-the-run, electronic benchmark U.S. Treasury platform (the “Purchased Assets” or “eSpeed”) to NASDAQ. Upon the sale of eSpeed, NASDAQ paid the Company $750 million in cash consideration, adjusted for certain pre-paid amounts and accrued costs and expenses. During the year ended December 31, 2013, the Company recognized a gain of $723.1 million which was recorded in “Gain on divestiture and sale of investments” in the Company’s consolidated statements of operations. An earn-out of up to 14,883,705 shares of NASDAQ common stock will be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of NASDAQ is equal to or greater than $25 million. The earn-out was excluded from the initial gain on the divestiture and will be recognized in income when it is realized and earned (i.e., when the contingency is met), consistent with the accounting guidance for gain contingencies. During each of the years ended December 31, 2015, 2014 and 2013, the Company received 992,247 shares of NASDAQ common stock and recognized gains of $68.0 million, $52.8 million and $39.5 million, respectively, related to the earn-out and related mark-to-market movements and/or hedging transactions which are included in “Other income” in the Company’s consolidated statements of operations. As of December 31, 2015, the Company holds approximately $112.5 million of NASDAQ shares which are included in “Marketable securities” in the Company’s consolidated statements of financial condition. Also in connection with the sale of eSpeed, during the year ended December 31, 2013, the Company paid fees of $7.4 million to Cantor Fitzgerald & Co. (“CF&Co”). These costs are included as a reduction of the “Gain on divestiture and sale of investments” in the Company’s consolidated statements of operations. The Purchased Assets were included in the Company’s Financial Services segment prior to the sale.

The Company has from time-to-time entered into hedging transactions using derivative contracts to minimize the effect of price changes of the NASDAQ shares we own (see Note 12—“Derivatives”). The Company does not designate such derivative contracts as hedges for accounting purposes. The change in fair value of these derivative contracts is included as part of “Other income” in the Company’s consolidated statements of operations, with the related fair value of the derivative contracts reflected as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition.

In connection with the transaction, the Company entered into a transition services agreement, under which the Company provided certain services to NASDAQ over a period ranging from 12 to 18 months from the acquisition closing date. The Company attributed approximately $2.9 million of the proceeds from the sale to the transition services agreement, which was recognized as revenue over a period of 12 months. For the year ended December 31, 2014, the Company recognized approximately $1.5 million of revenue with respect to this transition services agreement, which is included in “Other revenues” in the Company’s consolidated statements of operations.

Sales of KGL and KBL

In connection with the successful completion of the tender offer to acquire GFI on February 26, 2015, the Company acquired Kyte Group Limited (“KGL”) which primarily included GFI’s clearing business, and Kyte Broking Limited (“KBL”).

On January 24, 2015, GFI entered into an agreement to sell its 100% equity ownership of KGL, and the transaction was completed in March 2015. The total cash consideration received by the Company was approximately $10.6 million. The loss incurred from the sale of KGL of $0.2 million is included within “Gain on divestiture and sale of investments” in the Company’s consolidated statements of operations.

On February 3, 2015, GFI entered into an agreement to sell 100% equity ownership of KBL. In May 2015, the Company completed the sale of KBL. The transaction included total cash consideration of $6.1 million and the Company recorded a gain on the sale of $0.8 million, which is included within “Gain on divestiture and sale of investments” in the Company’s consolidated statements of operations. KBL’s operations prior to the completion of the transaction are included in the Company’s consolidated statements of operations for the year ended December 31, 2015.

Sale of Trayport

In connection with the successful completion of the tender offer to acquire GFI, the Company also acquired GFI’s Trayport business. The Trayport Business was GFI’s European electronic energy software business. On December 11, 2015, the Company completed the sale of its Trayport business to Intercontinental Exchange, Inc. (“Intercontinental Exchange” or “ICE”). Under the terms of the purchase agreement, Intercontinental Exchange acquired the Trayport business from the Company in exchange for 2,527,658 ICE common shares issued with respect to the $650.0 million purchase price, which was adjusted at closing. The Company recorded a pre-tax gain on the sale of $391.0 million, net of $10.4 million in fees, which was included within “Gain on divestiture and sale of investments” in the Company’s consolidated statements of operations for the year ended December 31, 2015. During the year ended December 31, 2015, the Company also recorded $16.3 million net realized and unrealized mark-to-market gains on the appreciation of ICE common shares, which was included within “Other income” in the Company’s consolidated statements of operations for the year ended December 31, 2015. Trayport’s operations prior to the completion of the transaction, including a pre-tax profit of $26.1 million, are included in the Company’s consolidated statements of operations for the year ended December 31, 2015 and within the Financial Services segment.

6.	Earnings Per Share

FASB guidance on Earnings Per Share (“EPS”) establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income is allocated to the Company’s outstanding common stock, FPUs, limited partnership units and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings”).

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Basic earnings per share:
Net income available to common stockholders	$126,788	$4,135	$70,924

Basic weighted-average shares of common stock outstanding	243,460	220,697	193,694

Basic earnings per share	$0.52	$0.02	$0.37

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

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Fully diluted earnings per share
Net income available to common stockholders	$126,788	$4,135	$70,924
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	33,675	1,555	25,912
Interest expense on convertible notes, net of tax	8,058	—	—
Dividend equivalent expense on RSUs, net of tax	—	2	15

Net income for fully diluted shares	$168,521	$5,692	$96,851

Weighted-average shares:
Common stock outstanding	243,460	220,697	193,694
Limited partnership interests in BGC Holdings	65,582	106,047	70,432
Convertible notes	23,034	—	—
RSUs (Treasury stock method)	741	775	413
Other	2,570	936	809

Fully diluted weighted-average shares of common stock outstanding	335,387	328,455	265,348

Fully diluted earnings per share	$0.50	$0.02	$0.36

For the years ended December 31, 2015, 2014, and 2013, respectively, approximately 65.4 million, 44.4 million and 103.3 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2015 included, on a weighted-average basis, 56.8 million limited partnership interests and 8.6 million other securities or other contracts to issue shares of common stock. These 8.6 million shares primarily represent the weighted-average of the 23.5 million shares to be issued for the completion of the Company’s acquisition of GFI. See Note 25—“Subsequent Events” for more information on the completion of the Company’s acquisition of GFI.

Additionally, as of December 31, 2015, 2014, and 2013, respectively, approximately 10.7 million, 10.9 million, and 4.7 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

7.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December,
	2015	2014
Shares outstanding at beginning of period	185,108,316	181,583,001
Share issuances:
Exchanges of limited partnership interests[1]	9,445,664	14,597,544
Vesting of restricted stock units (RSUs)	825,996	987,831
Acquisitions	1,199,052	1,912,630
Other issuances of Class A common stock[2]	129,151	47,896
Conversion of 8.75% Convertible Notes to Class A common stock	24,042,599	—
Treasury stock repurchases	(1,416,991)	(13,630,725)
Forfeitures of restricted Class A common stock	(270,422)	(389,861)

Shares outstanding at end of period	219,063,365	185,108,316

[1]	The issuance related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
[2]	The Company did not issue shares of Class A common stock for general corporate purposes during the years ended December 31, 2015 or December 31, 2014.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Company’s Class B common stock outstanding was 34,848,107 shares.

Controlled Equity Offering

The Company has entered into a controlled equity offering (“CEO”) sales agreement with CF&Co (“November 2014 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its CEO sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of December 31, 2015, the Company has sold 6,456,023 shares of Class A common stock under this agreement.

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2015, the Company had approximately $294.3 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents unit redemption and share repurchase activity for the year ended December 31, 2015.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1]
January 1, 2015—March 31, 2015	2,040,190	$8.65
April 1, 2015—June 30, 2015	1,242,622	8.83
July 1, 2015—September 30, 2015	1,562,680	8.90
October 1, 2015—December 31, 2015	2,733,223	8.92

Total Redemptions	7,578,715	$8.85

Repurchases[2]
January 1, 2015—March 31, 2015	734,561	$7.96
April 1, 2015—June 30, 2015	6,520	6.29
July 1, 2015—September 30, 2015	100,000	9.01
October 1, 2015—December 31, 2015	575,910	9.25

Total Repurchases	1,416,991	$8.55

Total Redemptions and Repurchases	8,995,706	$8.81	$294,252,745

[1]	During the year ended December 31, 2015, the Company redeemed approximately 7.5 million limited partnership units at an aggregate redemption price of approximately $66.3 million for an average price of $8.86 per unit and approximately 100.0 thousand FPUs at an aggregate redemption price of approximately $0.8 million for an average price of $8.44 per unit. During the year ended December 31, 2014, the Company redeemed approximately 10.4 million limited partnership units at an aggregate redemption price of approximately $76.3 million for an average price of $7.28 per unit and approximately 3.8 million FPUs at an aggregate redemption price of approximately $28.8 million for an average price of $7.66 per unit.
[2]	During the year ended December 31, 2015, the Company repurchased approximately 1.4 million shares of its Class A common stock at an aggregate purchase price of approximately $12.1 million for an average price of $8.55 per share. During the year ended December 31, 2014, the Company repurchased approximately 13.6 million shares of its Class A common stock at an aggregate purchase price of approximately $100.3 million for an average price of $7.36 per share.

The table above represents the gross unit redemptions and share repurchases of the Company’s Class A common stock during the year ended December 31, 2015. Approximately 6.9 million of the 7.6 million units above were redeemed using cash from the Company’s CEO program, and therefore did not impact the fully diluted number of shares and units outstanding. The remaining redemptions along with the Class A common stock repurchases resulted in a 2.1 million reduction in the fully diluted share count. This net reduction cost the Company approximately $18.1 million (or $8.53 per share/unit) during the year ended December 31, 2015. This reduction partially offset the overall growth in the fully diluted share count which resulted from acquisitions, equity based compensation and front office hires.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for years ended December 31, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$59,501	$66,918
Consolidated net income allocated to FPUs	5,121	2,847
Earnings distributions	(3,227)	(2,968)
Re-allocation of equity due to additional investment by founding/working partners	80	110
FPUs exchanged	(1,933)	(917)
FPUs redeemed	(2,470)	(8,995)
Other	73	2,506

Balance at end of period	$57,145	$59,501

8.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $32.4 million as of December 31, 2015 and $32.5 million as of December 31, 2014. For additional information, see Note 13—“Fair Value of Financial Assets and Liabilities.”

9.	Collateralized Transactions

Securities Borrowed

Securities borrowed transactions are recorded at the contractual amount for which the securities will be returned plus accrued interest. As of December 31, 2015, the Company has not entered into any securities borrowed transactions. As of December 31, 2014, the Company entered into securities borrowed transactions of $62.7 million to cover failed trades.

Securities Loaned

As of December 31, 2015, the Company has Securities loaned transactions of $117.9 million with CF&Co. The market value of the securities lent was $116.3 million. As of December 31, 2015, the cash collateral received from CF&Co bore interest rates ranging from 0.80% to 1.00%. Securities loaned transactions are included in “Securities loaned” in the Company’s consolidated statements of financial condition.

10.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $650.4 million and $144.7 million as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015, marketable securities included $532.5 million of ICE common stock, $112.5 million of NASDAQ common stock, and $5.5 million of other marketable securities.

As of December 31, 2015, the Company held shares of ICE common stock with a market value of $532.5 million. On December 11, 2015, Intercontinental Exchange acquired the Trayport business from the Company in exchange for 2,527,658 ICE common shares issued with respect to the $650 million purchase price, which was adjusted at closing. These shares of ICE common stock are classified as trading securities and accordingly measured at fair value, with any changes in fair value recognized currently in earnings and included in “Other income” in the Company’s consolidated statements of operations. During the year ended December 31, 2015, the Company recognized a gain of $16.3 million related to the ICE shares ($4.3 million realized and $12.0 million unrealized).

As of December 31, 2015 and December 31, 2014, the Company had $112.5 million and $47.2 million, respectively, of NASDAQ common stock received in connection with the earn-out from the sale of eSpeed. During the year ended December 31, 2015 and 2014, in connection with the NASDAQ earn-out, the Company recognized gains of $52.9 million and $42.1 million, respectively, in “Other income” in the Company’s consolidated statements of operations. These shares of NASDAQ common stock are classified as trading securities and accordingly measured at fair value, with any changes in fair value recognized currently in earnings and included in “Other income” in the Company’s consolidated statements of operations. From time to time the Company has entered into hedging transactions using derivative contracts to minimize the effect of price changes of the Company’s NASDAQ shares (see Note 12—“Derivatives”). During the year ended December 31, 2015 and 2014, the Company recognized a gain of $15.1 million and $10.7 million, respectively, related to the mark-to-market on the NASDAQ shares and the related hedging transactions when applicable.

As of December 31, 2015 and December 31, 2014, the Company had $5.5 million and $97.5 million, respectively, related to other marketable securities. The shares are classified as available-for-sale and are recorded at fair value; unrealized gains or losses on marketable securities classified as available-for-sale are included as part of “Accumulated other comprehensive (loss) income” in the Company’s consolidated statements of financial condition. The securities classified as available for sale as of December 31, 2014 included $93.1 million in fair value of GFI common stock (initial cost of $75.1 million). In connection with the Company’s successful completion of the tender offer to acquire GFI on February 26, 2015 (see Note 1—“Organization and Basis of Presentation”), these shares were considered part of the purchase consideration. Upon acquisition of GFI, the unrealized gain previously recorded in “Accumulated other comprehensive (loss) income” was recorded as a $29.0 million gain in “Other income” in the Company’s consolidated statements of operations.

During the year ended December 31, 2015, the Company purchased marketable securities with a market value of $27.1 million at the time of purchase and sold marketable securities with a market value of $248.0 million at the time of sale.

11.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s NASDAQ shares (see Note 12—“Derivatives”). As of December 31, 2015 and December 31, 2014, receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$692,530	$559,142
Receivables from clearing organizations	92,915	60,300
Other receivables from broker-dealers and customers	18,252	16,927
Net pending trades	6,544	884
Open derivative contracts	1,999	3,508

Total	$812,240	$640,761

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$660,365	$552,790
Payables to clearing organizations	30,037	79,848
Other payables to broker-dealers and customers	23,287	13,378
Open derivative contracts	1,134	153

Total	$714,823	$646,169

A portion of these receivables and payables are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of December 31, 2015 have subsequently settled at the contracted amounts.

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

	December 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Forwards	$821	$178	$—	$—
Foreign exchange swaps	883	375	3,098	153
Interest rate swaps	256	—	410	—
Foreign exchange/commodities options	—	537	—	—
Futures	39	44	—	—

Total	$1,999	$1,134	$3,508	$153

The notional amounts of these derivative contracts at December 31, 2015 and December 31, 2014 were $10.9 billion and $0.3 billion, respectively. At December 31, 2015, the notional amounts primarily consisted of long futures of $5.3 billion and short futures of $5.3 billion. As of December 31, 2015, these notional values of long and short futures contracts were primarily related to fixed income futures in a consolidated VIE acquired in the acquisition of GFI, of which the Company’s exposure to economic loss is approximately $5.8 million.

The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. Certain of the Company’s foreign exchange swaps are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position at December 31, 2015 was $2.0 million.

The change in fair value of interest rate swaps, futures, foreign exchange/commodities options and foreign exchange swaps is reported as part of “Principal transactions” in the Company’s consolidated statements of operations, and the change in fair value of equity options related to the NASDAQ hedges and forwards are included as part of “Other income” in the Company’s consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
Derivative contract	2015	2014	2013
Futures	$11,261	$—	$—
Foreign exchange/commodities options	6,294	—	—
Interest rate swaps	(48)	105	22
Foreign exchange swaps	(72)	(264)	(126)
Forwards	508	—	—
Equity options	—	2,045	(25)

Gain (loss)	$17,943	$1,886	$(129)

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

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at December 31, 2015 and December 31, 2014 (in thousands):

	Assets at Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable Securities	$650,315	$85	$—	$—	$650,400
Government debt	32,352	—	—	—	32,352
Securities Owned—Equities	9	—	—	—	9
Forwards	—	869	—	(48)	821
Foreign exchange swaps	—	1,256	—	(373)	883
Interest rate swaps	—	283	—	(27)	256
Futures	—	39	—	—	39
Foreign exchange/commodities options	309	—	—	(309)	—

Total	$682,985	$2,532	$—	$(757)	$684,760

	Liabilities at Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Forwards	$—	$226	$—	$(48)	$178
Futures	—	44	—	—	44
Government debt	12	—	—	—	12
Foreign exchange/commodities options	846	—	—	(309)	537
Foreign exchange swaps	—	748	—	(373)	375
Interest rate swaps	—	27	—	(27)	—
Contingent consideration	—	—	65,043	—	65,043

Total	$858	$1,045	$65,043	$(757)	$66,189

	Assets at Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$144,719	$—	$—	$—	$144,719
Government debt	32,508	—	—	—	32,508
Foreign exchange swaps	—	3,144	—	(46)	3,098
Interest rate swaps	—	547	—	(137)	410

Total	$177,227	$3,691	$—	$(183)	$180,735

	Liabilities at Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$199	$—	$(46)	$153
Interest rate swaps	—	137	—	(137)	—
Contingent consideration	—	—	56,299	—	56,299

Total	$—	$336	$56,299	$(183)	$56,452

Changes in Level 3 Contingent consideration measured at fair value on a recurring basis for the year ended December 31, 2015 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net income(1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at December 31, 2015	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at December 31, 2015
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$56,299	$74	$225	$22,834	$(13,791)	$65,043	$299

(1)	Realized and unrealized gains (losses) are reported in “Other expenses” in the Company’s consolidated statements of operations.

Changes in Level 3 Contingent consideration measured at fair value on a recurring basis for the year ended December 31, 2014 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net income(1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at December 31, 2014	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at December 31, 2014
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$722	$(3,291)	$357	$52,893	$(250)	$56,299	$(2,934)

(1)	Realized and unrealized gains (losses) are reported in “Other expenses” in the Company’s consolidated statements of operations.

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015
		Gross	Net Amounts Presented in the Statements of	Gross Amounts Not Offset
	Gross Amounts	Amounts Offset	Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Forwards	$869	$48	$821	$—	$—	$821
Foreign exchange swaps	1,256	373	883	—	—	883
Interest rate swaps	283	27	256	—	—	256
Futures	39	—	39	—	—	39
Foreign exchange /commodities options	309	309	—	—	—	—

Total	$2,756	$757	$1,999	$—	$—	$1,999

Liabilities
Forwards	$226	$48	$178	$—	$—	$178
Foreign exchange swaps	748	373	375	—	—	375
Interest Rate swaps	27	27	—	—	—	—
Futures	44	—	44	—	—	44
Foreign exchange /commodities options	846	309	537	—	—	537

Total	$1,891	$757	$1,134	$—	$—	$1,134

	December 31, 2014
		Gross	Net Amounts Presented in the Statements of	Gross Amounts Not Offset
	Gross Amounts	Amounts Offset	Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Foreign exchange swaps	$3,144	$46	$3,098	$—	$—	$3,098
Interest rate swaps	547	137	410	—	—	410

Total	$3,691	$183	$3,508	$—	$—	$3,508

Liabilities
Foreign exchange swaps	$199	$46	$153	$—	$—	$153
Interest rate swaps	137	137	—	—	—	—

Total	$336	$183	$153	$—	$—	$153

Certain of the Company’s foreign exchange swaps are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these transactions.

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of December 31, 2015	Valuation Technique	Unobservable Inputs	Weighted Average
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$65,043	Present value of expected payments	Discount rate Forecasted financial information	5.6	%(a)

(a)	The Company’s estimate of contingent consideration as of December 31, 2015 was based on the acquired business’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2014	Valuation Technique	Unobservable Inputs	Weighted Average
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$56,299	Present value of expected payments	Discount rate Forecasted financial information	6.6	%(a)

(a)	The Company’s estimate of contingent consideration as of December 31, 2014 was based on the acquired business’ projected future financial performance, including revenues.

Valuation Processes – Level 3 Measurements

Valuations for contingent consideration are conducted by the Company. Each reporting period, the Company updates unobservable inputs. The Company has a formal process to review changes in fair value for satisfactory explanation.

Sensitivity Analysis – Level 3 Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. As of December 31, 2015 and December 31, 2014, the present value of expected payments related to the Company’s contingent consideration was $65.0 million and $56.3 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $76.1 million and $60.9 million, respectively.

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

For the years ended December 31, 2015, 2014 and 2013, the Company recognized related party revenues of $25.3 million, $28.4 million and $41.1 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the years ended December 31, 2015, 2014 and 2013, the Company was charged $43.7 million, $34.3 million and $32.7 million, respectively, for the services provided by Cantor and its affiliates, of which $25.6 million, $22.2 million and $23.3 million, respectively, were to cover compensation to leased employees for the years ended December 31, 2015, 2014 and 2013. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

For the years ended December 31, 2015, 2014 and 2013, Cantor’s share of the net profit in Tower Bridge was $2.0 million, $2.5 million and $0.1 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition.

Equity Method Investment

On June 3, 2014, the Company’s Board of Directors and Audit Committee authorized the purchase of 1,000 Class B Units of LFI Holdings, LLC (“LFI”), a subsidiary of Cantor, representing 10% of the issued and outstanding Class B Units of LFI after giving effect to the transaction. On the same day, the Company completed the acquisition for $6.5 million and was granted an option to purchase an additional 1,000 Class B Units of LFI for an additional $6.5 million. LFI is a limited liability corporation headquartered in New York which is a technology infrastructure provider tailored to the financial sector. The Company accounts for the acquisition using the equity method.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2015 and December 31, 2014, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the years ended December 31, 2015, 2014 and 2013, the Company recognized its share of foreign exchange losses of $496 thousand, gains of $934 thousand and losses of $346 thousand, respectively. These gains and losses are included as part of “Other expenses” in the Company’s consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by our Audit Committee. During the years ended December 31, 2015, 2014 and 2013, the Company recorded revenues from Cantor entities of $0.3 million, $0.4 million and $0.3 million, respectively, related to commissions paid to the Company by Cantor.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2015, the Company did not have any investments in the program and as of December 31, 2014, the Company had $125 million invested in the program, which is recorded in “Cash and cash equivalents” in the Company’s consolidated statements of financial condition.

On June 5, 2015, the Company entered into an agreement with Cantor providing Cantor, CF Management Group, Inc. (“CFGM”) and other Cantor affiliates entitled to hold Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of Class B common stock. Such shares of Class B common stock, which currently can be acquired upon the exchange of exchangeable limited partnership units owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. These shares of Class B common stock represent the remaining 34,649,693 authorized but unissued shares of Class B common stock available under the Company’s Amended and Restated Certificate of Incorporation. The exchange agreement will enable the Cantor entities to acquire the same number of shares of Class B common stock that they are already entitled to acquire without having to exchange its exchangeable limited partnership units in BGC Holdings. The Company’s Audit Committee and full Board of Directors determined that it was in the best interests of the Company and its stockholders to approve the exchange agreement because it will help ensure that Cantor retains its exchangeable limited partnership units in BGC Holdings, which is the same partnership in which the Company’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

Under the exchange agreement, Cantor Fitzgerald, L.P. (“CFLP”) and CFGM have the right to exchange the 22,996,166 shares of Class A common stock owned by them as of December 31, 2015 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to the limit of the then-remaining authorized but unissued shares of Class B common stock (34,649,693 as of December 31, 2015).

The Company and Cantor have agreed that any shares of Class B common stock issued in connection with the exchange agreement would be deducted from the aggregate number of shares of Class B common stock that may be issued to the Cantor entities upon exchange of exchangeable limited partnership units in BGC Holdings. Accordingly, the Cantor entities will not be entitled to receive any more shares of Class B common stock under this agreement than they were previously eligible to receive upon exchange of exchangeable limited partnership units.

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short term borrowing rate then in effect plus 1%. On October 1, 2015, the Company borrowed $100.0 million under this facility (the “Cantor Loan”). The Company recorded interest expense related to the Cantor Loan of $0.8 million for the year ended December 31, 2015. The Cantor Loan was repaid by December 31, 2015. As of December 31, 2015, there were no borrowings outstanding under this facility.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of our equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition. As of December 31, 2015 and December 31, 2014, the Company had receivables from Freedom International Brokerage of $4.1 million and $3.4 million, respectively. As of December 31, 2015 and December 31, 2014, the Company had $0.9 million and $3.1 million, respectively, in receivables from Cantor related to open derivative contracts. As of December 31, 2015 and December 31, 2014, the Company had $0.4 million and $0.2 million, respectively, in payables to Cantor related to open derivative contracts. Additionally, as of December 31, 2015, the Company had $4.6 million in payables to Cantor related to fails and equity trades pending settlement. As of December 31, 2014, the Company did not have any payables to Cantor related to fails and pending trades.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, Net

The Company has entered into various agreements with certain employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

As of December 31, 2015 and December 31, 2014, the aggregate balance of employee loans, net of reserve, was $158.2 million and $130.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the years ended December 31, 2015, 2014 and 2013 was $86.7 million, $25.7 million and $195.0 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

8.75% Convertible Notes

                On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. On April 13, 2015, the Company’s 8.75% Convertible Notes, due April 15, 2015, were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, and the shares were issued to Cantor Fitzgerald, L.P. as settlement of the notes. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.8 million for the year ended December 31, 2015 and $13.1 million for the years ended December 31, 2014 and 2013. See Note 18—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information. On June 15, 2015, the Company filed a resale registration statement on Form S-3 pursuant to which 24,042,599 shares of Class A common stock may be sold from time to time by Cantor or by certain of its pledgees, donees, distributees, counterparties, transferees or other successors of interest of the shares, including banks or other financial institutions which may enter into stock pledge, stock loan or other financing transactions with Cantor or its affiliates, as well as by their respective pledgees, donees, distributees, counterparties, transferees or other successors in interest.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company has entered into controlled equity offering sales agreements with CF&Co, as the Company’s sales agent. For the years ended December 31, 2015, 2014 and 2013, the Company was charged approximately $1.2 million, $1.3 million and $0.9 million, respectively, for services provided by CF&Co related to the Company’s controlled equity offering sales agreements. These expenses are included as part of “Professional and consulting fees” in the Company’s consolidated statements of operations.

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

On June 28, 2013, the Company completed the NASDAQ Transaction pursuant to the Purchase Agreement, dated as of April 1, 2013 (the “Purchase Agreement”). In the Purchase Agreement, the Company and Cantor agreed, subject to certain exceptions, not to engage in the business of fully electronic brokerage of benchmark on-the-run U.S. Treasuries and certain transactions in first off-the-run U.S. Treasuries for three years after the closing. The Company and Cantor received from NASDAQ a perpetual and royalty-free market data license and granted to NASDAQ a non-exclusive, irrevocable, royalty-free right and license to use any patents owned in the businesses covered by the Purchased Assets for U.S. Treasury securities transactions. CF&Co also agreed to provide NASDAQ with certain clearing and broker-dealer services for up to nine months following the closing. Also in connection with the sale of eSpeed, during the year ended December 31, 2013 the Company paid fees of $7.4 million to CF&Co. These costs are included as a reduction of the “Gain on divestiture and sale of investments” in the Company’s consolidated statements of operations.

On December 9, 2014, the Company issued an aggregate of $300 million principal amount of 5.375% Senior Notes due in 2019 (“the 5.375% Senior Notes”). During the year ended December 31, 2014, the Company recorded $252 thousand in underwriting or advisory fees payable to CF&Co and $18 thousand to CastleOak, a registered broker dealer affiliate of Cantor, related to these Senior Notes. These fees were recorded as debt issuance costs and are amortized over the term of the notes.

On February 26, 2015, the Company completed the tender offer for GFI shares. In connection with the acquisition of GFI, during the year ended December 31, 2015, the Company recorded advisory fees of $7.1 million payable to CF&Co. These fees were included in “Professional and Consulting Fees” in the Company’s consolidated statements of operations.

On May 7, 2015, GFI retained CF&Co to assist them in the sale of Trayport. During the year ended December 31, 2015, the Company recorded advisory fees of $5.1 million payable to CF&Co in connection with the sale of Trayport. These fees were netted against the gain on sale in “Gain on divestures and sale of investments” in the Company’s consolidated statements of operations.

As of December 31, 2015, the Company has securities loaned transactions of $117.9 million with CF&Co. The market value of the securities lent was $116.3 million. As of December 31, 2015, the cash collateral received from CF&Co bore interest rates ranging from 0.80% to 1.00%. Securities loaned transactions are included in “Securities loaned” in the Company’s consolidated statements of financial condition.

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

Transactions with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized the Company to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with the Company’s acquisition and other business strategies in commercial real estate and other businesses. Such services are provided at fees not to exceed the fully-allocated cost of such services plus 10%. In connection with this agreement, the Company did not recognize any expense for the years ended December 31, 2015 and 2014, and recognized $0.3 million of expense for the year ended December 31, 2013.

The Company also has a referral agreement in place with CCRE, in which brokers are incentivized to refer business to CCRE through a revenue-share arrangement. In connection with this revenue-share agreement, the Company recognized revenues of $2.0 million, $1.2 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. This revenue was recorded as part of “Commissions” in the Company’s consolidated statements of operations.

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

On November 4, 2015, the Company issued exchange rights with respect to, and Cantor purchased, in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act, an aggregate of 1,775,481 exchangeable limited partnership units in BGC Holdings, as follows: In connection with the redemption by BGC Holdings of an aggregate of 588,356 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $2,296,801, Cantor purchased 554,196 exchangeable limited partnership units from BGC Holdings for an aggregate of $2,115,306 (after offset of a founding partner’s $46,289 debt due to Cantor). In addition, pursuant to the Sixth Amendment to the BGC Holdings Limited Partnership Agreement, on November 4, 2015 Cantor purchased 1,221,285 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $4,457,436 in connection with the grant of exchangeability and exchange of 1,221,285 founding partner units. Exchangeable limited partnership units held by Cantor are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of Class A common stock of the Company.

As of December 31, 2015, there were 219,270 non-exchangeable FPUs remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

NPSUs are not entitled to participate in Partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of the Company’s Class A common stock. Subject to the approval of the Compensation Committee or its designee, N Units are expected to be exchanged for the underlying unit type (i.e. an NREU will be converted into an REU) and will then participate in Partnership distributions, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations. The Tenth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

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

On January 30, 2015, the Compensation Committee granted 4,000,000 NPSUs to Mr. Lutnick and 1,000,000 NPSUs to Mr. Lynn. One-quarter of the NPSUs vested on January 1, 2016 and were converted into an equivalent number PSUs/PPSUs for Mr. Lutnick and LPUs/PLPUs for Mr. Lynn on such date. Subject to the approval of the Compensation Committee each year, the remaining NPSUs may be converted pro rata into an equivalent number of PSUs/PPSUs for Mr. Lutnick and LPUs/PLPUs for Mr. Lynn on January 1 of each year beginning on January 1, 2017 and ending January 1, 2020. The grant of exchange rights with respect to such PSUs/PPSUs and LPUs/PLPUs will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, which may include the Compensation Committee’s exercise of negative discretion to reduce or withhold any such awards.

Transactions with Relief Fund

During the year ended December 31, 2013, the Company issued and donated an aggregate of 1,000,000 shares of Class A common stock to The Cantor Fitzgerald Relief Fund (the “Relief Fund”) in connection with the Company’s annual Charity Day. During the year ended December 31, 2014, the Company made a $1.0 million payment to the Relief Fund in connection with the Company’s annual Charity Day. During the year ended December 31, 2015, the Company issued an interest-free loan to the Relief Fund for $1.0 million in connection with the Company’s annual Charity Day. As a result of the loan, the Relief Fund issued a promissory note to the Company to repay the principal of $1.0 million on August 4, 2016.

During the years ended December 31, 2015 and 2013, the Company committed to make charitable contributions to the Relief Fund in the amounts of $40.0 million and $25.0 million, respectively, which the Company recorded in “Other expenses” in the Company’s consolidated statements of operations for the years ended December 31, 2015 and 2013, respectively. As of December 31, 2015, the remaining liability associated with these commitments was $55.5 million, which is included in “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets, such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million, to $15.6 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the years ended December 31, 2015 and 2014, the Company made $1.3 million and $0.9 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s consolidated statements of financial condition.

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

15.	Investments

Equity Method and Similar Investments

(in thousands)	Percent Ownership[1]	December 31, 2015	December 31, 2014
Advance Markets Holdings	42%	$10,584	$—
Freedom International Brokerage	45%	8,305	7,833
LFI	10%	5,113	5,847
China Credit BGC Money Broking Company Limited	33%	4,213	3,002
Qubed Derivatives	35%	1,620	—
Other		2,442	710

Equity method investments		$32,277	$17,392

[1]	Represents the Company’s voting interest in the equity method investment as of December 31, 2015.

The Company recognized a gain of $0.8 million, and losses of $8.6 million and $9.5 million related to its equity method investments for the years ended December 31, 2015, 2014, and 2013, respectively. The Company’s share of the gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s consolidated statements of operations. As a result of the GFI acquisition, the Company also had certain investments in brokerage businesses in which the Company had a contractual right to receive a percentage of revenues, less certain direct expenses. The Company accounted for these investments in a manner similar to the equity method of accounting. The sale of KBL (see Note 5–“Divestitures”) in May 2015 included these investments. Through the date of sale, the Company’s share of gain on these investments was $1.0 million. The Company’s total share of gains and losses is reflected in “Gains (losses) on equity method investments” in the Company’s consolidated statement of operations.

In June 2013, the Company acquired a controlling interest in an entity that had previously been accounted for using the equity method. This transaction resulted in the consolidation of the entity in the Company’s consolidated financial statements. In June 2014, the Company acquired a 10% interest in a limited liability corporation (see Note 14—“Related Party Transactions” for more information).

On December 23, 2014, ELX, which had previously been accounted for using the equity method, was consolidated into the Company’s financial statements.

Summarized condensed financial information for the Company’s equity method investments is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Statements of operations:
Total revenues	$65,430	$49,460	$49,033
Total expenses	67,711	68,973	64,987

Net loss	$(2,281)	$(19,513)	$(15,954)

	December 31,
	2015	2014
Statements of financial condition:
Cash and cash equivalents	$51,971	$15,187
Fixed assets, net	4,570	3,927
Other assets	11,479	9,712

Total assets	$68,020	$28,826

Payables to related parties	9,493	3,747
Other liabilities	32,536	8,137
Total equity and partners’ capital	25,991	16,942

Total liabilities, equity and partners’ capital	$68,020	$28,826

See Note 14—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s consolidated financial statements.

Investments in Variable Interest Entities

Certain of the Company’s equity method investments included in the tables above are considered Variable Interest Entities (“VIEs”), as defined under the accounting guidance for consolidation. The Company is not considered the primary beneficiary of, and therefore does not consolidate, these VIEs. The Company’s involvement with such entities is in the form of direct equity interests and related agreements. The Company’s maximum exposure to loss with respect to the VIEs is its investment in such entities as well as a credit facility and a subordinated loan.

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of December 31, 2015 and December 31, 2014. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	December 31, 2015		December 31, 2014
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$3,858	$4,838	$710	$1,690

[1]	The Company has entered into a subordinated loan agreement with a VIE (Aqua), whereby the Company agreed to lend the principal sum of $980 thousand. As of December 31, 2015, the Company’s maximum exposure to loss with respect to its VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.

Consolidated VIE

Through the acquisition of GFI, the Company is invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $9.5 million at December 31, 2015, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.5 million at December 31, 2015. The Company’s exposure to economic loss on this VIE is approximately $5.8 million.

Cost Method Investments

As a result of the GFI acquisition, the Company acquired investments for which it did not have the ability to exert significant influence over operating and financial policies. These investments are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other. At December 31, 2015, the carrying value of these cost method investments was $1.5 million.

16.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Computer and communications equipment	$142,511	$151,808
Software, including software development costs	140,416	103,872
Leasehold improvements and other fixed assets	137,736	105,389

	420,663	361,069
Less: accumulated depreciation and amortization	274,790	249,049

Fixed assets, net	$145,873	$112,020

Depreciation expense was $31.9 million, $29.1 million and $32.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

The Company has approximately $6.4 million of asset retirement obligations related to certain of its leasehold improvements. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the years ended December 31, 2015, 2014 and 2013, software development costs totaling $18.5 million, $12.7 million and $15.0 million, respectively, were capitalized. Amortization of software development costs totaled $22.9 million, $11.4 million and $9.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

Impairment charges of $19.1 million, $4.2 million and $6.1 million were recorded for the years ended December 31, 2015, 2014 and 2013, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. In connection with the acquisition of GFI, the Company evaluated the combined portfolios of capitalized software projects and fixed assets and, as a result, identified certain redundancies and assets no longer in service which resulted in impairment charges. The impairment charges for the years ended December 31, 2015 and 2014 were related to the Financial Services segment. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s consolidated statements of operations.

As a result of the sale of eSpeed, the Company sold fixed assets with a carrying value of approximately $13.5 million (see Note 5—“Divestitures”).

17.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2013	$85,163	$78,176	$163,339
Acquisitions	51,952	180,588	232,540
Measurement period adjustments	223	(1,092)	(869)
Cumulative translation adjustment	(2,440)	—	(2,440)

Balance at December 31, 2014	$134,898	$257,672	$392,570
Acquisitions	453,833	127,685	581,518
Divestitures	(163,300)	—	(163,300)
Measurement period adjustments	(2,658)	7,480	4,822
Cumulative translation adjustment	(3,844)	—	(3,844)

Balance at December 31, 2015	$418,929	392,837	$811,766

During the year ended December 31, 2015, the Company recognized additional goodwill of approximately $453.8 million and $127.7 million, which was allocated to the Company’s Financial Services segment and the Company’s Real Estate Services segment, respectively. During the year ended December 31, 2014, the Company recognized additional goodwill of approximately $52.0 million and $180.6 million, which was allocated to the Company’s Financial Services segment and the Company’s Real Estate Services segment, respectively. See Note 4—“Acquisitions” for more information.

During the year ended December 31, 2015, the Company completed the sale of its Trayport business, which is reflected in the reductions of goodwill recorded at the Company’s Financial Services segment. See Note 5—“Divestitures” for more information.

During the year ended December 31, 2015, the Company recognized measurement period adjustments of approximately $(2.7) million relating to Financial Services, and $7.5 million for Real Estate Services. During the year ended December 31, 2014, the Company recognized measurement period adjustments of approximately $0.2 million relating to Financial Services, and $(1.1) million for Real Estate Services. The Company considers the adjustments insignificant to its consolidated financial statements and accordingly the Company’s consolidated statements of financial condition at December 31, 2014 and December 31, 2013, were not retrospectively adjusted.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets. The Company completed its annual goodwill impairment testing during the fourth quarter of 2015, which did not result in any goodwill impairment.

Other intangible assets consisted of the following (in thousands, except weighted average life):

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$8,144	$6,944	$1,200	2.4
Acquired intangibles	177,858	37,996	139,862	13.9
Noncompete agreements	1,790	1,790	—	—
All other	2,127	977	1,150	3.3

Total definite life intangible assets	189,919	47,707	142,212	13.7
Indefinite life intangible assets:
Trade names	90,255	—	90,255	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	91,755	—	91,755	N/A

Total	$281,674	47,707	$233,967	13.7

	December 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$7,554	$6,336	$1,218	2.3
Acquired intangibles	28,004	14,815	13,189	2.1
Noncompete agreements	1,790	1,436	354	0.8
All other	2,182	1,148	1,034	4.2

Total definite life intangible assets	39,530	23,735	15,795	2.2
Indefinite life intangible assets:
Trade names	10,685	—	10,685	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	12,185	—	12,185	N/A

Total	$51,715	$23,735	$27,980	2.2

Intangible amortization expense was $27.2 million, $4.2 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s consolidated statements of operations.

The estimated future amortization expense of definite life intangible assets as of December 31, 2015 is as follows (in millions):

2016	$19.7
2017	16.3
2018	12.4
2019	11.0
2020	9.4
2021 and thereafter	73.4

Total	$142.2

18.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
8.75% Convertible Notes	$—	$150,000
4.50% Convertible Notes	157,332	152,527
8.125% Senior Notes	109,147	109,022
5.375% Senior Notes	296,100	295,151
8.375% Senior Notes	255,300	—
Collateralized borrowings	22,998	—

Total	$840,877	$706,700

The Company’s Convertible Notes and Senior Notes are recorded at amortized cost. As of December 31, 2015 and 2014, the carrying amounts and estimated fair values of the Company’s Convertible Notes and Senior Notes were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% Convertible Notes	$—	$—	$150,000	$220,213
4.50% Convertible Notes	157,332	173,700	152,527	170,800
8.125% Senior Notes	109,147	121,095	109,022	123,075
5.375% Senior Notes	296,100	309,750	295,151	295,500
8.375% Senior Notes	255,300	263,724	—	—

Total	$817,879	$868,269	$706,700	$809,588

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

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes were senior unsecured obligations and ranked equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bore an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. On April 13, 2015, the Company’s 8.75% Convertible Notes were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, and issued to Cantor Fitzgerald L.P. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.8 million for the year ended December 31, 2015 and $13.1 million for the years ending December 31, 2014 and 2013, respectively.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes due 2016. The 4.50% Convertible Notes are general senior unsecured obligations of the Company. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $12.0 million, $11.9 million and $11.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. Upon conversion, the Company will pay or deliver cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. As of December 31, 2015, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.78 as of December 31, 2015, subject to adjustment in certain circumstances). The capped call transactions had a cap price equal to $13.48 per share as of December 31, 2015. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 14.8 million shares of BGC’s Class A common stock as of December 31, 2015, subject to adjustment in certain circumstances.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes		8.75% Convertible Notes
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Principal amount of debt component	$160,000	$160,000	$—	$150,000
Unamortized discount	(2,668)	(7,473)	—	—
Carrying amount of debt component	157,332	152,527	—	150,000
Equity component	18,972	18,972	—	—
Effective interest rate	7.61%	7.61%	—	8.75%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016	4/15/2015	4/15/2015
Conversion price	$9.84	$9.84	$—	$6.25
Number of shares to be delivered upon conversion	16,260,160	16,260,160	—	23,990,604
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—	$—	$69,514

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the year ended		For the year ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Coupon interest	$7,200	$7,200	$3,828	$13,125
Amortization of discount	4,805	4,659	—	—

Total interest expense	$12,005	$11,859	$3,828	$13,125

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $9.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $17.1 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively. There was no interest expense related to the 5.375% Senior Notes for the year ended December 31, 2013.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due July 2018. The carrying value of these notes as of December 31, 2015 was $255.3 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares of GFI common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave us the ability to control the timing and process with respect to a full merger. Also on July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of GFI’s 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. In addition, on January 13, 2016, Moody’s further upgraded the credit rating on GFI’s 8.375% Senior Notes, eliminating the penalty interest. The Company recorded interest expense related to the 8.375% Senior Notes of $19.2 million for the year ended December 31, 2015.

Collateralized Borrowings

Secured loan arrangements

On various dates beginning in 2009 and most recently in December 2012, the Company entered into secured loan arrangements under which it pledged certain fixed assets as security for loans. The secured loan arrangements had fixed rates between 2.62% and 8.09% per annum and were repayable in consecutive monthly installments with the final payments due in December 2016. During the year ended December 31, 2014, the Company prepaid $1.5 million related to the secured loan arrangements; therefore, these secured loan arrangements were not outstanding as of December 31, 2015 or 2014. The Company recorded interest expense related to these secured loan arrangements of $4 thousand and $1.6 million for the years ended December 31, 2014, and 2013 respectively.

On March 13, 2015, the Company entered into a new secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of December 31, 2015, the Company had $23.0 million outstanding related to this secured loan arrangement, which includes $0.2 million of deferred financing costs. The value of the fixed assets pledged as of December 31, 2015 was $11.4 million. The Company recorded interest expense related to this secured loan arrangement of $0.8 million year ended December 31, 2015.

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

During the year ended December 31, 2013, the Company terminated the leases and prepaid the outstanding balance of $7.2 million. Because the leases were terminated during the year ended December 31, 2013, the Company had no outstanding balance or fixed assets related to the leases as of December 31, 2014 nor December 31, 2015. The Company recorded interest expense of $0.7 million for the year ended December 31, 2013.

Credit Agreement

On June 23, 2011, the Company entered into a credit agreement with a bank syndicate (the “Credit Agreement”) which provided for up to $130.0 million of unsecured revolving credit through October 23, 2013. The Credit Agreement matured on October 23, 2013, with no borrowings outstanding. The Company did not record any interest expense related to the Credit Agreement for the years ended December 31, 2015 and 2014. The Company recorded interest expense related to the Credit Agreement of $0.4 million for the year ended December 31, 2013.

As part of the GFI acquisition, the Company acquired a credit agreement as amended (the “GFI Credit Agreement”) with Bank of America, N.A. and certain other lenders, which provided for maximum revolving loans of up to $75.0 million. The amount outstanding was repaid by the Company on October 2, 2015, prior to the sale of the Company’s Trayport division. For the year ended December 31, 2015, the Company recorded interest expense related to the GFI Credit Agreement of $1.9 million.

On October 1, 2015, the Company entered into a previously authorized $150.0 million revolving credit facility (the “Facility”) with Cantor and borrowed $100.0 million under such facility (the “Cantor Loan”). The Cantor Loan bears interest at the rate of LIBOR plus 3.25% and may be adjusted based on Cantor’s short-term borrowing rate then in effect plus 1%. The Facility has a maturity date of August 10, 2017. The Company recorded interest expense related to the Cantor Loan of $0.8 million for the year ended December 31, 2015. The Cantor Loan was repaid by December 31, 2015.

On December 24, 2015 we entered into a committed unsecured credit agreement with Bank of America, N.A. The credit agreement provides for maximum revolving loans of $25.0 million through March 24, 2016. The interest rate on this facility is LIBOR plus 200 basis points. There were no borrowings outstanding under the facility as of December 31, 2015.

19.	Compensation

The Company’s Compensation Committee may grant various equity-based awards, including restricted stock units, restricted stock, stock options, limited partnership units and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units and FPUs. On June 2, 2015, at our Annual Meeting of Stockholders of the Company, the stockholders approved the Fifth Amendment and Restatement to the Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 300 million to 350 million the aggregate number of shares of Class A common stock of the Company that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. As of December 31, 2015, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 180.0 million shares. Upon vesting of RSUs, issuance of restricted stock or exercise of employee stock options, the Company generally issues new shares of the Company’s Class A common stock.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2012	68,480,097
Granted	50,908,986
Redeemed/exchanged units	(88,181,354)
Forfeited units	—

Balance at December 31, 2013	31,207,729
Granted	42,416,871
Redeemed/exchanged units	(19,193,901)
Forfeited units	(868,709)

Balance at December 31, 2014	53,561,990
Granted	38,169,581
Redeemed/exchanged units	(14,166,438)
Forfeited units	(1,163,358)

Balance at December 31, 2015	76,401,775

During the years ended December 31, 2015, 2014 and 2013, the Company granted exchangeability on 26.9 million, 18.0 million and 9.8 million limited partnership units for which the Company incurred non-cash compensation expense, before associated income taxes, of $231.4 million, $126.5 million and $57.0 million, respectively. The 2015 amounts include a conversion of 90% of outstanding REUs and RPUs in December 2015 totaling 11.8 million units and $114.0 million.

As of December 31, 2015, 2014 and 2013, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 5.4 million, 2.0 million and 1.9 million, respectively.

As of December 31, 2015 and 2014, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was approximately $30.4 million and $68.8 million, respectively. As of December 31, 2015 and 2014, the aggregate estimated fair value of these limited partnership units was approximately $11.3 million and $11.8 million, respectively. The number of outstanding limited partnership units with a post-termination pay-out as of December 31, 2015 and 2014 was approximately 3.3 million and 9.8 million, respectively, of which approximately 1.6 million and 6.9 million were unvested.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of December 31, 2015 and 2014, the aggregate estimated fair value of these acquisition related limited partnership units was $26.2 million and $24.2 million respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to these limited partnership units that were not redeemed of $13.7 million, $6.5 million and $4.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. These are included in “Compensation and employee benefits” in the Company’s consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $28.3 million, $10.1 million and $62.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2012	2,608,731	$5.94	1.83
Granted	1,543,183	3.18
Delivered units	(1,038,937)	6.09
Forfeited units	(288,375)	4.56

Balance at December 31, 2013	2,824,602	$4.51	1.79
Granted	995,771	5.86
Delivered units	(1,288,758)	5.11
Forfeited units	(390,683)	4.94

Balance at December 31, 2014	2,140,932	$4.70	1.74
Granted	691,831	8.06
Delivered units	(1,045,056)	5.00
Forfeited units	(165,276)	5.75

Balance at December 31, 2015	1,622,431	$5.83	1.53

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

During the years ended December 31, 2015, 2014 and 2013, the Company granted 0.7 million, 1.0 million and 1.5 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $5.7 million, $5.8 million and $4.9 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the years ended December 31, 2015, 2014 and 2013, the Company withheld shares valued at $0.6 million, $1.2 million and $1.2 million, respectively, to pay taxes due at the time of vesting.

As of December 31, 2015 and December 31, 2014, the aggregate estimated grant date fair value of outstanding RSUs was approximately $9.5 million and $10.1 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $5.3 million, $4.6 million and $5.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was approximately $8.7 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

Pursuant to the Global Partnership Restructuring Program in June 2013, the Company granted approximately 41 million restricted shares of the Company’s Class A common stock. During the year ended December 31, 2013, the Company incurred non-cash, non-dilutive compensation charges of $304.1 million related to the redemption/exchange of partnership units and issuance of restricted shares, which was included in “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in the Company’s consolidated statements of operations. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the years ended December 31, 2015 and 2014, approximately 270 thousand shares and 390 thousand shares, respectively, were forfeited in connection with this clause. The restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. During the years ended December 31, 2015 and 2014, the Company released the restrictions with respect to approximately 6.1 million and 11.8 million of such shares, respectively.

Deferred Cash Compensation

As part of the acquisition of GFI, the Company now maintains a Deferred Cash Award Program which was adopted by GFI on February 12, 2013, and provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. In addition, prior to the completion of the tender offer, GFI’s outstanding RSUs were converted into the right to receive an amount in cash equal to $6.10 per unit, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU. The total compensation expense recognized in relation to the deferred cash compensation awards for the year ended December 31, 2015 was $23.1 million. As of December 31, 2015, the total liability for the deferred cash compensation awards was $24.5 million, which is included in “Accrued compensation” on the Company’s consolidated statements of financial condition. Total unrecognized compensation cost related to deferred cash compensation prior to the consideration of forfeitures, was approximately $32.3 million and is expected to be recognized over a weighted-average period of 1.27 years.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	6,450,931	$14.11	2.4	$—
Granted	—	—
Exercised options	—
Forfeited options	(1,959,693)	20.23

Balance at December 31, 2013	4,491,238	$11.60	2.0	$—
Granted	—	—
Exercised options	—	—
Forfeited options	(2,307,000)	13.50

Balance at December 31, 2014	2,184,238	$9.66	2.3	$569,979
Granted	—	—
Exercised options	(94,000)	8.09
Forfeited options	(11,000)	9.03

Balance at December 31, 2015	2,079,238	$9.73	1.4	$1,169,664
Options exercisable at December 31, 2015	2,079,238	$9.73	1.4	$1,169,664

There were 94 thousand stock options exercised during the year ended December 31, 2015. The Company did not grant any stock options during the years ended December 31, 2015, 2014 and 2013.

The Company did not record any compensation expense related to stock options for the years ended December 31, 2015, 2014 or 2013, as all of these options had vested in prior years. As of December 31, 2015, all of the compensation expense related to stock options was fully recognized.

The following table provides further details relating to the Company’s stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted-Average Exercise Price
$8.42—$9.49	1,065,068	$8.71	1.0	1,065,068	$8.71
$9.50—$10.82	1,014,170	10.81	2.0	1,014,170	10.81

Total	2,079,238	$9.73	1.4	2,079,238	$9.73

20.	Commitments, Contingencies and Guarantees

Contractual Obligations and Commitments

The following table summarizes certain of the Company’s contractual obligations at December 31, 2015 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases[1]	$497,432	$60,377	$106,070	$81,050	$249,935
Notes payable and collateralized borrowings[2]	835,724	166,853	254,489	301,882	112,500
Interest on notes payable[3]	362,067	41,037	91,436	33,477	196,117
Other[4]	55,450	55,450	—	—	—

Total contractual obligations	$1,750,673	$323,717	$451,995	$416,409	$558,552

[1]	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $1.3 million over the life of the agreement.
[2]	Notes payable and collateralized borrowings reflects the issuance of $160.0 million of the 4.50% Convertible Notes due July 15, 2016 (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of December 31, 2015 was approximately $157.3 million), $112.5 million of the 8.125% Senior Notes due June 26, 2042 (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of December 31, 2015 was approximately $109.1 million), $300.0 million of the 5.375% Senior Notes due December 9, 2019 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2015 was approximately $296.1 million), $240.0 million of the 8.375% Senior Notes due July 19, 2018 (the $240.0 million represents the principal amount of the debt; the carrying value of the 8.375% Senior Notes as of December 31, 2015 was approximately $255.3 million), and $23.0 million of collateralized borrowings due March 13, 2019. See Note 18— “Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
[3]	The $196.1 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.
[4]	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

The Company is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2030. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of December 31, 2015, minimum lease payments under these arrangements are as follows (in thousands):

Net Lease Commitment
2016	$60,377
2017	55,360
2018	50,710
2019	44,288
2020	36,762
2021 and thereafter	249,935

Total	$497,432

The lease obligations shown above are presented net of payments to be received under a non-cancelable sublease. The total amount of sublease payments to be received is approximately $1.3 million over the life of the agreement.

In addition to the above obligations under non-cancelable operating leases, the Company is also obligated to Cantor for rental payments under Cantor’s various non-cancelable leases with third parties, principally for office space and computer equipment, expiring at various dates through 2030. Certain of these leases have renewal terms at the Company’s option and/or escalation clauses (primarily based on the Consumer Price Index). Cantor allocates a portion of the rental payments to the Company based on square footage used.

The Company also allocates a portion of the rental payments for which it is obligated under non-cancelable operating leases to Cantor and its affiliates. These allocations are based on square footage used (see Note 14—“Related Party Transactions,” for more information).

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $52.8 million, $53.2 million and $51.0 million, respectively. Rent expense is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

In the event the Company anticipates incurring costs under any of its leases that exceed anticipated sublease revenues, it recognizes a loss and records a liability for the present value of the excess lease obligations over the estimated sublease rental income. The liability for future lease payments associated with vacant space, net of anticipated sublease rental income, was approximately $5.9 million and $1.9 million, as of December 31, 2015 and 2014, respectively, and is included as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. The lease liability takes into consideration various assumptions, including prevailing rental rates.

Contingent Payments Related to Acquisitions

During the year ended December 31, 2015, the Company completed acquisitions, whose purchase price included approximately 0.5 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $4.1 million), 1.8 million limited partnership units (with an acquisition date fair value of approximately $15.2 million) and $22.8 million in cash that may be issued contingent on certain targets being met through 2018.

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

As of December 31, 2015, the Company has issued 6.2 million shares of its Class A common stock, 2.0 million of its limited partnership units and $10.9 million in cash related to contingent payments.

Contingencies

In the ordinary course of business, various legal actions are brought and are pending against the Company and its subsidiaries in the U.S. and internationally. In some of these actions, substantial amounts are claimed. The Company is also involved, from time to time, in reviews, examinations, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s businesses, which may result in judgments, settlements, fines, penalties, injunctions or other relief. The following generally does not include matters that the Company has pending against other parties which, if successful, would result in awards in favor of the Company or its subsidiaries.

Employment, Competitor-Related and Other Litigation

From time to time, the Company and its subsidiaries are involved in litigation, claims and arbitrations in the U.S. and internationally, relating to various employment matters, including with respect to termination of employment, hiring of employees currently or previously employed by competitors, terms and conditions of employment and other matters. In light of the competitive nature of the brokerage industry, litigation, claims and arbitration between competitors regarding employee hiring are not uncommon.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of December 31, 2015, the Company was contingently liable for $1.1 million under these letters of credit.

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

Indemnification

In connection with the sale of eSpeed, the Company has indemnified NASDAQ for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the Directors and Officers of GFI. As of December 31, 2015, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this indemnification, as the potential for being required to make payments under this indemnification is remote.

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

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
U.S. federal	$27,299	$18,550	$120,806
U.S. state and local	7,991	6,799	41,635
Foreign	22,249	(457)	1,089
UBT	2,942	1,944	10,625

	60,481	26,836	174,155
Deferred:
U.S. federal	76,539	(22,670)	(35,248)
U.S. state and local	(25,118)	(8,350)	(17,344)
Foreign	10,549	7,360	(29,532)
UBT	(1,955)	(2,525)	135

	60,015	(26,185)	(81,989)

Provision for income taxes	$120,496	$651	$92,166

The Company had pre-tax income (loss) of $388.8 million, $(3.2) million and $265.9 million for the years ended December 31, 2015, 2014 and 2013 respectively. The pre-tax income for the year ended December 31, 2015 was primarily related to the sale of Trayport. The pre-tax income for the year ended December 31, 2013 was primarily due to the sale of eSpeed.

The Company had pre-tax income (loss) from domestic operations of $(121.2) million, $(30.0) million and $464.9 million for the years ended December 31, 2015, 2014 and 2013 respectively. The Company’s pre-tax loss from domestic operations in the year ended December 31, 2015 was primarily related to the charges taken concurrently with the sale of Trayport, and the Company’s pre-tax income from domestic operations in the year ended December 31, 2013 was primarily related to the sale of eSpeed. The Company had pre-tax income (loss) from foreign operations of $510.0 million, $26.8 million and $(199.0) million for the years ended December 31, 2015, 2014 and 2013 respectively.

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal income tax expense at 35% statutory rate	$136,085	$(1,116)	$92,970
Non-controlling interest	12,789	7,176	(87,312)
Incremental impact of foreign taxes compared to federal tax rate	(5,037)	(6,284)	22,093
Tax-exempt income	(163,929)	—	—
Other permanent differences	7,665	7,588	34,802
U.S. state and local taxes, net of U.S. federal benefit	(3,993)	(825)	16,340
New York City UBT	(1,081)	(378)	10,386
Federal/state tax benefit of research and development credit	—	(500)	(500)
Enacted rate change	3,511	(1,256)	3,529
Uncertain tax positions	(6,425)	(3,819)	—
U.S. tax on foreign earnings, net of tax credits	137,122	—	—
U.S. valuation allowance	(12,856)	—	—
Other	16,645	65	(142)

Provision for income taxes	$120,496	$651	$92,166

Cumulative undistributed earnings of foreign subsidiaries were approximately $325.8 million as of December 31, 2015. Except for the cash proceeds from the sale of Trayport, it is our intention to permanently reinvest these undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. With respect to the sale of Trayport, management concluded that the foreign proceeds attributable to the sale of Trayport in the amount of $603.9 million will ultimately be repatriated and will provide U.S. tax on those amounts. For these proceeds which are not permanently reinvested, the deferred tax liability for $135.5 million is net of foreign tax credits, which will be generated as a result of repatriation. In addition, certain GFI Group net operating loss carryforwards are expected to be utilized to reduce cash taxes. Taking these items together, we therefore expect to pay effective cash taxes of no more than $64 million related to the Trayport purchase price, or an expected rate of less than 10 percent.

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

Significant components of the Company’s deferred tax asset and liability consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax asset
Depreciation and amortization	$72,458	$6,138
Basis difference of investments	15,012	17,063
Deferred compensation	148,935	57,555
Other deferred and accrued expenses	28,908	53,647
Net operating loss and credit carry-forwards	134,877	32,953

Total deferred tax asset[1]	400,190	167,356
Valuation allowance	(41,332)	(19,500)

Deferred tax asset, net of valuation allowance	358,858	147,856

Deferred tax liability
Software capitalization	69,610	8,758
Depreciation of fixed assets / Gain on replacements of assets	—	688
U.S. tax on foreign earnings	135,482
Other	308	36

Total deferred tax liability[1]	205,400	9,482

Net deferred tax asset	$153,458	$138,374

[1]	Before netting within tax jurisdictions.

The Company has net operating losses in U.S. federal, U.S. state and local, and non-U.S. jurisdictions that will begin to expire in 2025, 2028 and 2017, respectively. The Company’s deferred tax asset and liability are included in the Company’s consolidated statements of financial condition as components of “Other assets” and “Accounts payable, accrued and other liabilities,” respectively.

Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions as a component of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2015 and 2014 is as follows (in thousands):

Balance, December 31, 2013	$3,250
Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	(3,250)

Balance, December 31, 2014	$—

Increases for prior year tax positions (1)	9,768
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	(413)
Decreases related to a lapse of applicable statute of limitations	(7,797)

Balance, December 31, 2015	$1,558

(1)	Includes $8.4 million assumed upon acquisition of GFI Group Inc.

As of December 31, 2015, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $1.6 million, of which $1.6 million, if recognized, would affect the effective tax rate. The Company is currently open to examination by U.S. federal, U.S. state and local, and non-U.S. tax authorities for tax years beginning 2011, 2008 and 2012, respectively. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

The Company recognizes interest and penalties related to income taxes in “Interest expense” and “Other expenses,” respectively, in the Company’s consolidated statements of operations. As of December 31, 2015, the Company accrued $0.2 million for income tax-related interest and penalties.

22.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December 31, 2015, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of December 31, 2015, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

In addition, the Company’s Swap Execution Facilities (“SEFs”), BGC Derivative Markets and GFI Swaps Exchange, are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2015, $510.1 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $245.1 million.

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

The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income as well as gains that are not considered part of the Company’s ordinary, ongoing business such as the realized gain related to the GFI shares owned by the Company prior to the completion of the tender offer to acquire GFI on February 26, 2015 and the gain related to the disposition of the equity interests in the entities that make up the Trayport business. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units; redemption/exchange of partnership units, issuance of restricted shares and a reserve on compensation-related partnership loans; and allocations of net income to limited partnership units and FPUs) as well as unallocated expenses such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level.

Certain financial information for the Company’s segments is presented below. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. See Note 17—“Goodwill and Other Intangible Assets, Net,” for goodwill by reportable segment.

Year ended December 31, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$468,536	$—	$—	$468,536
Credit	273,287	—	—	273,287
Foreign exchange	310,643	—	—	310,643
Energy and commodities	198,272	—	—	198,272
Equities and other asset classes	187,654	—	—	187,654
Leasing and other services	—	539,727	—	539,727
Real estate capital markets	—	269,151	—	269,151
Real estate management services	—	187,118	—	187,118
Fees from related parties	108	—	25,240	25,348
Market data and software solutions	95,101	—	—	95,101
Other revenues	8,174	1,270	513	9,957

Total non-interest revenues	1,541,775	997,266	25,753	2,564,794
Interest income	1,381	1,184	8,078	10,643

Total revenues	1,543,156	998,450	33,831	2,575,437

Interest expense	657	12	68,690	69,359
Non-interest expenses	1,316,712	868,652	451,278	2,636,642

Total expenses	1,317,369	868,664	519,968	2,706,001
Other income (losses), net:
Gain on divestiture and sale of investments	—	—	394,347	394,347
Gain on equity investments	—	—	1,863	1,863
Other income (losses)	68,033	—	55,135	123,168

Total other income, (losses) net	68,033	—	451,345	519,378

Income (loss) from operations before income taxes	$293,820	$129,786	$(34,792)	$388,814

For the year ended December 31, 2015, the Financial Services segment income from operations before income taxes includes a $68.0 million gain related to the NASDAQ Transaction consideration and the associated mark-to-market movements and/or hedging. For the year ended December 31, 2015, the Real Estate Services segment income from operations before income taxes excludes $2.1 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Year ended December 31, 2014 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$401,602	$—	$—	$401,602
Credit	225,854	—	—	225,854
Foreign exchange	215,168	—	—	215,168
Energy and Commodities	55,788	—	—	55,788
Equities and other asset classes	120,504	—	—	120,504
Leasing and other services	—	418,725	(948)	417,777
Real estate capital markets	—	125,170	—	125,170
Real estate management services	—	163,227	—	163,227
Fees from related parties	121	—	28,258	28,379
Market data and software solutions	9,477	—	—	9,477
Other revenues	14,142	1,134	1,956	17,232

Total non-interest revenues	1,042,656	708,256	29,266	1,780,178
Interest income	1,687	537	5,088	7,312

Total revenues	1,044,343	708,793	34,354	1,787,490

Interest expense	3,201	32	34,712	37,945
Non-interest expenses	860,633	639,625	293,281	1,793,539

Total expenses	863,834	639,657	327,993	1,831,484

Other income (losses), net:
Losses on equity method investments	—	—	(8,621)	(8,621)
Other income	52,769	—	(3,342)	49,427

Total other income (losses), net	52,769	—	(11,963)	40,806

Income (loss) from operations before income taxes	$233,278	$69,136	$(305,602)	$(3,188)

For the year ended December 31, 2014, the Financial Services segment income (loss) from operations before income taxes includes $52.8 million related to the earn-out portion of the NASDAQ Transaction consideration and the associated mark-to-market movements and/or hedging. For the year ended December 31, 2014, the Real Estate Services segment income (loss) from operations before income taxes excludes $9.6 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Year ended December 31, 2013 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$491,740	$—	$—	$491,740
Credit	244,546	—	—	244,546
Foreign Exchange	212,120	—	—	212,120
Energy and commodities	31,432	—	—	31,432
Equities and other asset classes	119,296	—	—	119,296
Leasing and other services	—	338,558	—	338,558
Real estate capital markets	—	74,460	—	74,460
Real estate management services	—	163,353	—	163,353
Fees from related parties	5,711	—	35,417	41,128
Market data and software solutions	16,338	—	—	16,338
Other revenues	2,517	434	2,226	5,177

Total non-interest revenues	1,123,700	576,805	37,643	1,738,148
Interest income	1,052	386	5,395	6,833

Total revenues	1,124,752	577,191	43,038	1,744,981

Interest expense	3,498	4	34,830	38,332
Non-interest expenses	957,138	531,616	705,079	2,193,833

Total expenses	960,636	531,620	739,909	2,232,165

Other income (losses), net:
Gain on divestiture and sale of investments	—	—	723,147	723,147
Losses on equity method investments	—	—	(9,508)	(9,508)
Other income	39,466	—	—	39,466

Total other income (losses), net	39,466	—	713,639	753,105

Income (loss) from operations before income taxes	$203,582	$45,571	$16,768	$265,921

For the year ended December 31, 2013, the Financial Services segment income (loss) from operations before income taxes includes $39.5 million related to the earn-out portion of the NASDAQ Transaction consideration and related hedging transactions. For the year ended December 31, 2013, the Real Estate Services segment income (loss) from operations before income taxes excludes $10.6 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting. For the year ended December 31, 2013, Corporate Items income (loss) from operations before income taxes includes a $723.1 million gain on divestiture related to the sale of eSpeed and approximately $465 million in compensation expense related to the Global Partnership Restructuring Program.

Total assets by reportable segment (in thousands):

Total Assets[1]	Financial Services	Real Estate Services	Total
At December 31, 2015	$3,296,815	$694,639	$3,991,454

At December 31, 2014	$2,318,590	$432,537	$2,751,127

[1]	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the years ended December 31, 2015, 2014 and 2013, respectively, is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues:
United States	$1,501,202	$1,076,295	$986,994
United Kingdom	633,943	393,071	412,227
Asia	217,895	154,480	173,227
France	85,905	81,662	89,223
Other Americas	54,421	39,589	36,770
Other Europe/MEA	82,071	42,393	46,540

Total revenues	$2,575,437	$1,787,490	$1,744,981

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of December 31, 2015 and December 31, 2014, respectively, is as follows (in thousands):

	December 31,
	2015	2014
Long-lived assets:
United States	$1,145,876	$497,749
United Kingdom	164,970	121,735
Asia	28,368	29,459
France	6,964	5,979
Other Americas	16,135	19,188
Other Europe/MEA	6,277	2,549

Total long-lived assets	$1,368,590	$676,659

24.	Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows (in thousands):

	December 31,
	2015	2014
Other assets:
Prepaid expenses	$33,239	$28,219
Deferred tax asset	190,459	142,873
Rent and other deposits	18,654	15,801
Other taxes	13,770	14,080
Other	34,565	27,358

Total other assets	290,687	228,331

	December 31,
	2015	2014
Accounts payable, accrued and other liabilities:
Accrued expenses and other liabilities	$303,942	$332,734
Charitable contribution liability	55,450	16,557
Deferred tax liability	37,001	2,135
Taxes payable	185,023	150,404
Back-End Merger liability	111,223	—

Total accounts payable, accrued and other liabilities	692,639	501,830

25.	Subsequent Events

Fourth Quarter 2015 Dividend

On February 9, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share for the fourth quarter of 2015, payable on March 16, 2016 to Class A and Class B common stockholders of record as of March 2, 2016.

Controlled Equity Offering

Since December 31, 2015, the Company issued, pursuant to its controlled equity offering, 175 thousand shares of Class A common stock related to redemptions and exchanges of limited partnership interests as well as for general corporate purposes.

Repurchases

Since December 31, 2015, the Company has repurchased an aggregate of approximately 6.8 million shares of its Class A common stock at an aggregate purchase price of approximately $58.9 million for an average price of $8.71 per share.

These repurchases include 5,000,000 shares of the Company’s Class A common stock repurchased from Cantor at a price of $8.72 per share, the closing price of the Company’s Class A common stock on February 23, 2016. This transaction was included in our stock repurchase authorization and was approved by the Audit Committee of the Board of Directors.

These repurchases also include 970,639 shares of the Company’s Class A common stock repurchased from The Cantor Fitzgerald Relief Fund at a price of $8.72 per share, the closing price of the Company’s Class A common stock on February 23, 2016.

Completion of Back-End Mergers with GFI Group

On January 12, 2016, the Company, JPI, New JP Inc. (“New JPI”), Michael A. Gooch, Colin Heffron, and certain subsidiaries of JPI and the Company closed on a previously agreed upon merger. This merger provided for the acquisition of JPI by the Company as provided for by the merger agreement dated December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of the Company merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The Back-End Mergers allowed the Company to acquire the remaining approximately 33 percent of the outstanding shares of GFI common stock that it did not already own. Following the closing of the Back-End Mergers, the Company and its affiliates now own 100 percent of the outstanding shares of GFI’s common stock.

Under the terms of the merger agreement, certain subsidiaries of the Company merged with and into a subsidiary of New JPI, resulting in the Company owning all of the shares of GFI common stock previously owned by JPI. In the JPI Merger, each holder of JPI common stock, other than Messrs. Gooch and Heffron, received per JPI share held an amount equal to (a) $6.10 multiplied by the number of GFI shares held by JPI, less the principal plus accrued interest on the $10.75 million note issued by JPI to the Company on October 6, 2015, divided by (b) the number of outstanding shares of New JPI common stock. This amount was paid 30 percent in cash and 70 percent in shares of BGC Class A common stock, valued at a price of $9.46 per share of BGC Class A common stock, which was the closing price of BGC Class A Common Stock on the day prior to the date of the Tender Offer Agreement, dated as of February 19, 2015, by and among BGC, BGC Partners, L.P. and GFI. Messrs. Gooch and Heffron received the same amount per JPI share held, subject to certain adjustments, but were paid 100 percent in shares of BGC Class A common stock. In total, approximately 23.5 million shares of BGC Class A common stock and $111.3 million in cash were issued or paid with respect to the closing of the Back-End Mergers, inclusive of adjustments. The total purchase consideration for all shares of GFI purchased by the Company was approximately $750 million, net of the $250.0 million note previously issued to GFI by the Company, which is eliminated in consolidation. The approximately $750 million purchase consideration excludes the $29.0 million gain recorded in the first quarter of 2015 with respect to the appreciation of the 17.1 million shares of GFI held by the Company prior to the successful completion of the tender offer. Including this gain, the calculation of purchase consideration and noncontrolling interest totaled $779.5 million.

On January 12, 2016, we filed a resale registration statement on Form S-3 pursuant to which 23,481,192 shares of our Class A common stock may be offered and sold from time to time by the JPI Stockholders for their own account or by certain pledgees, donees, transferees, or other successors in interest of the shares, including banks or other financial institutions which may enter into stock pledge or other financing transactions with the JPI Stockholders.

LFI Holding LLC

On January 15, 2016, the Company closed on the exercise of its option to acquire additional Class B Units of LFI Holdings, LLC. At the closing, the Company made a payment of $6.5 million to LFI. As a result of the option exercise, the Company has a 20% ownership interest in LFI.

Credit Facility: Committed Unsecured Credit Agreement

On February 25, 2016, the Company entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of the Company’s domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for maximum revolving loans of $150 million, with the option to increase the aggregate loans to $200 million. The maturity date of the facility is February 25, 2018. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Contemporaneously with the closing of this credit agreement, the $25 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. as lender was terminated. As of February 29, 2016, there were no borrowings outstanding under either this $150 million facility or the terminated $25 million facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our 2015 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. We reviewed the results of management’s assessment with our Audit Committee.

Management has excluded BGC Partners’ acquisitions of Computerized Facility Integration, LLC (“CFI”) and Excess Space Retail Services, Inc. (“Excess Space”), as these acquisitions were completed during the course of 2015, and did not have a material effect on our financial condition, results of operations or cash flows in 2015. However, we anticipate that these acquisitions will be included in management’s assessment of internal control over financial reporting and our audit of internal controls over financial reporting for 2016. The aggregate 2015 GAAP revenues, recognized by CFI and Excess Space from the dates of acquisition, represented approximately 0.7% or $18.6 million of the Company’s total GAAP revenues for the year ended December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The information required by this Item is set forth under the heading “Liquidity and Capital Resources,” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and in Note 25—“Subsequent Events” to the Company’s consolidated financial statements (Item 8) and in each case is incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Whistleblower Procedures” in the definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the 2016 Proxy Statement with the SEC on or before April 29, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2016 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2015” in the 2016 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Certain Relationships and Related Transactions and Director Independence” and “Election of Directors—Independence of Directors” in the 2016 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2016 Proxy Statement is hereby incorporated by reference in response to this Item 14.

PART IV—OTHER INFORMATION

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

(a) (3) The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report. Schedules and similar attachments to the exhibits designated by a double asterisk (**) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. BGC Partners, Inc. will supplementally furnish a copy of them to the SEC upon request. We have requested confidential treatment as to certain portions of the Exhibits designated by a cross (+), which portions have been omitted and filed separately with the Securities and Exchange Commission (the “SEC”). Certain exhibits have been previously filed with the SEC pursuant to the Securities Exchange Act of 1934 (Commission File Numbers 0-28191 and 1-35591).

Exhibit Number	Exhibit Title

1.1	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 9, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011)

1.2	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated February 15, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

1.3	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated December 12, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2012)

1.4	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated November 20, 2014 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2014)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

2.5	Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2015)**

2.6	Agreement and Plan of Merger, dated as of December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners, Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2015)

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.3	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.4	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.5	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

4.6	Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2012)

4.7	First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on 8-K filed with the SEC on June 27, 2012)

4.8	Second Supplemental Indenture, dated December 9, 2014, between BGC Partners, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.9	Form of BGC Partners, Inc. 5.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.10	Promissory Note, dated April 28, 2015, from BGC Partners, L.P. to GFI Group Inc. in the aggregate amount of $250,000,000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015)

4.11	Guarantee, dated as of July 10, 2015, by and between BGC Partners, Inc. and GFI Group Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2015)

4.12	Revolving Credit Agreement, dated as of October 1, 2015, between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 9, 2015 (File No. 333-207376))

4.13	First Supplemental Indenture, dated as of November 4, 2015, among GFI Group Inc., BGC Partners, Inc. and The Bank of New York Mellon Trust, N.A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

Exhibit Number	Exhibit Title

4.14	Second Supplemental Indenture, dated as of January 12, 2016, among GFI Group Inc., as Issuer, BGC Partners, Inc., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2016)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.3	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.5	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.6	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.7	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.8	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.9	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.10	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.11	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.12	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.13	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title

10.14	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.15	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.16	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.18	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.19	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.20	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.21	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.22	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.23	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.24	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.25	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.26	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.27	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.28	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

Exhibit Number	Exhibit Title

10.29	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.30	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.31	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.32	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.33	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.34	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.35	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

10.36	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.37	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.38	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.39	Letter Agreement, dated as of March 29, 2010, by and between Sean A. Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.40	Letter Agreement, dated as of March 29, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.41	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.42	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

Exhibit Number	Exhibit Title

10.43	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.44	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.45	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.46	Seventh Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of September 9, 2011 and effective as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2011)

10.47	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.48	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.49	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.50	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.51	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.52	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.53	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.54	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.55	Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2011)

10.56	Capped Call Confirmation dated July 28, 2011 between Bank of America Merrill Lynch and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.57	Capped Call Confirmation dated July 28, 2011 among Deutsche Bank AG, London Branch, Deutsche Bank Securities Inc., and BGC Partners, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

Exhibit Number	Exhibit Title

10.58	First Amended and Restated Incentive Bonus Compensation Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)*

10.59	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.60	Underwriting Agreement dated as of June 21, 2012, by and among BGC Partners, Inc., Wells Fargo Securities, LLC, and certain other Underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.61	First Amendment to Credit Agreement, dated October 11, 2012, to that certain Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.62	Second Amended and Restated Asset Purchase Agreement, dated April 13, 2012, by and among BGC Partners, Inc., Grubb & Ellis Company, and certain subsidiaries of Grubb & Ellis Company that are signatories thereto (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.63	Eighth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of December 17, 2012 and effective as of December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.64	Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.65	Deed of Adherence, dated December 31, 2012, between A. Graham Sadler and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.85 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2012)*

10.66	Amendment No. 1, dated as of March 28, 2013, to the Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013)*

10.67	Second Amendment to Credit Agreement and Waiver, dated as of June 20, 2013, by and among BGC Partners, Inc., the several financial institutions from time to time party thereto, as Lenders, and the Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

Exhibit Number	Exhibit Title

10.68	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.69	Third Amendment, dated as of September 12, 2013, to Credit Agreement, dated as of June 23, 2011, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.70	Ninth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of November 6, 2013 (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013)

10.71	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.72	Tenth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of May 9, 2014 (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014)

10.73	Sixth Amended and Restated Long Term Incentive Plan, dated as of June 2, 2015 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2015)*

10.74	Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer agreement (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.75	Eleventh Amendment to Agreement of Limited Partnership, as Amended and Restated, of BGC Holdings, L.P., dated as of November 4, 2015 (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.76	Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2015)

10.77	Credit Agreement, dated as of February 25, 2016, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, the several financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernst & Young LLP, independent auditors

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 2016.

BGC Partners, Inc.

By:	/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, BGC Partners, Inc., in the capacities and on the date or dates indicated.

Signature	Capacity in Which Signed	Date

/S/ HOWARD W. LUTNICK Howard W. Lutnick	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2016

/S/ A. GRAHAM SADLER A. Graham Sadler	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016

/S/ LINDA A. BELL Linda A. Bell	Director	February 29, 2016

/S/ STEPHEN T. CURWOOD Stephen T. Curwood	Director	February 29, 2016

/S/ JOHN H. DALTON John H. Dalton	Director	February 29, 2016

/S/ WILLIAM J. MORAN William J. Moran	Director	February 29, 2016

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$160	$12
Investments in subsidiaries	524,095	300,737
Receivables from related parties	55,450	16,557
Note receivable from related party	562,580	706,700
Other assets	147,705	110,249

Total assets	$1,289,990	$1,134,255

Liabilities and Stockholders’ Equity
Accounts payable, accrued and other liabilities	$76,287	$26,039
Notes payable and collateralized borrowings	562,580	556,700
Notes payable to related parties	—	150,000

Total liabilities	638,867	732,739
Commitments and contingencies (Note 2)
Total stockholders’ equity	651,123	401,516

Total liabilities and stockholders’ equity	$1,289,990	$1,134,255

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Interest income	$58,663	$44,560	$41,419

Total revenue	58,663	44,560	41,419
Expenses:
Interest expense	58,663	54,220	47,206
Other expenses	—	969	725

Total expenses	58,663	55,189	47,931

Loss from operations before income taxes	—	(10,629)	(6,512)
Equity income of subsidiaries	123,773	9,636	186,868
Provision (benefit) for income taxes	(3,015)	(5,128)	109,432

Net income available to common stockholders	$126,788	$4,135	$70,924

Per share data:
Net income available to common stockholders	$126,788	$4,135	$70,924

Basic earnings per share	$0.52	$0.02	$0.37

Basic weighted-average shares of common stock outstanding	243,460	220,697	193,694

Net income for fully diluted shares	$168,521	$5,692	$96,851

Fully diluted earnings per share	$0.50	$0.02	$0.36

Fully diluted weighted-average shares of common stock outstanding	335,387	328,455	265,348

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$126,788	$4,135	$70,924
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(14,172)	(5,859)	(1,878)
Available for sale securities	(15,187)	16,222	—

Total other comprehensive (loss) income, net of tax	(29,359)	10,363	(1,878)

Comprehensive income attributable to common stockholders	$97,429	$14,498	$69,046

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common stockholders	$126,788	$4,135	$70,924
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs	5,879	4,834	4,876
Equity in net gains of unconsolidated investments	(123,773)	(9,636)	(186,868)
Deferred tax (benefit) expense	(37,457)	(33,675)	(52,549)
Decrease (increase) in operating assets:
Investments in subsidiaries	(48,177)	95,758	31,287
Receivables from related parties	(39,000)	1,000	(16,000)
Note receivable from related party	—	(299,925)	11,940
Other assets	—	(118)	(1,425)
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	51,102	(34,317)	39,295

Net cash used in operating activities	(64,638)	(271,944)	(98,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	—	(306)	(230)

Net cash used in investing activities	—	(306)	(230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(131,360)	(105,132)	(91,395)
Repurchase of Class A common stock	(12,114)	(100,268)	(15,528)
Issuance of senior notes, net of deferred issuance costs	—	295,091	—
Repayments of collateralized borrowings	—	—	(11,940)
Distributions from subsidiaries	146,032	116,648	171,980
Proceeds from offering of Class A common stock, net	61,527	65,856	45,673
Proceeds from exercises of stock options	701	—	—

Net cash provided by financing activities	64,786	272,195	98,790
Net increase (decrease) in cash and cash equivalents	148	(55)	40
Cash and cash equivalents at beginning of period	12	67	27

Cash and cash equivalents at end of period	160	$12	$67

Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$79,309	$87,212	$65,908
Issuance of Class A, contingent Class A common stock and limited partnership interests for acquisitions	39,635	57,907	1,776
Issuance of Class A common stock upon conversion of 8.75% convertible notes	150,000	—	—
Donations with respect to Charity Day	—	—	5,720

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

The accompanying Parent Company Only Financial Statements of BGC Partners, Inc. (“BGC Partners” or the “Company”) should be read in conjunction with the consolidated financial statements of BGC Partners, Inc. and subsidiaries and the notes thereto. In addition, certain reclassifications have been made to previously reported amounts to conform to the current presentation.

2.	Commitments, Contingencies and Guarantees

On various dates beginning in 2009 and most recently in December 2012, subsidiaries of the Company entered into secured loan arrangements, under which they pledged certain fixed assets as security for loans. The secured loan arrangements had fixed rates between 2.62% and 8.09% per annum and were repayable in consecutive monthly installments with the final payments due in December 2016. During the year ended December 31, 2014, the Company prepaid $1.5 million related to the secured loan arrangements; therefore, these secured loan arrangements were not outstanding as of December 31, 2015 or 2014.

On March 13, 2015, subsidiaries of the Company entered into a new secured loan arrangement of $28.2 million, under which they pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of December 31, 2015, the Company had $23.0 million outstanding related to this secured loan arrangement, which includes $0.2 million of deferred financing costs. The value of the fixed assets pledged as of December 31, 2015 was $11.4 million.

On July 10, 2015, the Company and GFI Group Inc. (“GFI”) entered into a guarantee (the “Guarantee”) pursuant to which the Company has guaranteed the obligations of GFI under GFI’s 8.375% Senior notes due 2018 in the remaining aggregate principal amount of $240 million (the “Notes”) and the indenture for the Notes, dated as of July 19, 2011 (the “Indenture”), between GFI and The Bank of New York Mellon Trust Company, N.A., as Trustee. Pursuant to the terms of the Indenture, the interest rate on the Notes was reduced effective July 19, 2015 as a result of prior ratings increases following the acquisition of GFI by BGC Partners. Additional ratings increases due to the Guarantee would further reduce the interest rate of the Notes. The Company and GFI will share any cost savings, including interest and other costs, resulting from the credit enhancement provided by BGC Partners.

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

The Convertible Notes bore an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. On April 13, 2015, the 8.75% Convertible Notes were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, and issued to Cantor Fitzgerald L.P. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.8 million for the year ended December 31, 2015 and $13.1 for the years ending December 31, 2014 and 2013, respectively.

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

During the year ended December 31, 2013, the Company terminated the leases and prepaid the outstanding balance of $7.2 million. Because the leases were terminated during the year ended December 31, 2013, the Company had no outstanding balance or fixed assets related to the leases as of December 31, 2014 nor December 31, 2015. The Company recorded interest expense of $0.7 million for the year ended December 31, 2013.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount 4.50% Convertible Notes due 2016. The 4.50% Convertible Notes are general senior unsecured obligations of BGC Partners. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $12.0 million, $11.9 million and $11.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. Upon conversion, the Company will pay or deliver cash, shares of the Company’s Class A common stock, or a combination thereof at the Company’s election. As of December 31, 2015, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions ($10.78 as of December 31, 2015, subject to adjustment in certain circumstances). The capped call transactions had a cap price equal to $13.48 per share as of December 31, 2015. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 14.8 million shares of BGC’s Class A common stock as of December 31, 2015, subject to adjustment in certain circumstances.

On June 26, 2012, the Company issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042. The 8.125% Senior Notes are senior unsecured obligations of BGC Partners. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes are listed on the New York Stock Exchange under the symbol “BGCA.” The Company used the proceeds to repay short-term borrowings under its unsecured revolving credit facility and for general corporate purposes, including acquisitions.

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 8.125% Senior Notes of $9.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $17.1 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively. There was no interest expense related to the 5.375% Senior Notes for the year ended December 31, 2013.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

1.1	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 9, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011)

1.2	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated February 15, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

1.3	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated December 12, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2012)

1.4	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated November 20, 2014 (incorporated by reference as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2014)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

2.5	Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2015)**

2.6	Agreement and Plan of Merger, dated December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2015)

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

Exhibit Number	Exhibit Title

4.2	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.3	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.4	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.5	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

4.6	Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

4.7	First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

4.8	Second Supplemental Indenture, dated December 9, 2014, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.9	Form of BGC Partners, Inc. 5.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.10	Promissory Note, dated April 28, 2015, from BGC Partners, L.P. to GFI Group Inc. in the aggregate amount of $250,000,000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015)

4.11	Guarantee, dated as of July 10, 2015, by and between BGC Partners, Inc. and GFI Group Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K field with the SEC on July 10, 2015)

4.12	Revolving Credit Agreement, dated as of October 1, 2015, between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-3 (333- 207376) filed with the SEC on October 9, 2015))

4.13	First Supplemental Indenture, dated as of November 4, 2015, among GFI Group Inc., BGC Partners, Inc. and the Bank of New York Mellon Trust Company, N.A, as Trustee, relating to the 8.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 10-Q filed with the SEC on November 9, 2015)

4.14	Second Supplemental Indenture, dated as of January 12, 2016, among GFI Group Inc., as Issuer, BGC Partners, Inc., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2016)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.3	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.5	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

Exhibit Number	Exhibit Title

10.6	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.7	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.8	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.9	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.10	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.11	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.12	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.13	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.14	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.15	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.16	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.18	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.19	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

Exhibit Number	Exhibit Title

10.20	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.21	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.22	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.23	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.24	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.25	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.26	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.27	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.28	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.29	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.30	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.31	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.32	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

Exhibit Number	Exhibit Title

10.33	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.34	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.35	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

10.36	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.37	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.38	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.39	Letter Agreement, dated as of March 29, 2010, by and between Sean A. Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.40	Letter Agreement, dated as of March 29, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.41	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.42	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.43	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.44	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.45	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.46	Seventh Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of September 9, 2011 and effective as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2011)

10.47	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.48	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.49	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

Exhibit Number	Exhibit Title

10.50	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.51	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.52	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.53	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.54	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.55	Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2011)

10.56	Capped Call Confirmation dated July 28, 2011 between Bank of America Merrill Lynch and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.57	Capped Call Confirmation dated July 28, 2011 among Deutsche Bank AG, London Branch, Deutsche Bank Securities Inc., and BGC Partners, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.58	First Amended and Restated Incentive Bonus Compensation Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)*

10.59	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.60	Underwriting Agreement dated as of June 21, 2012, by and among BGC Partners, Inc., Wells Fargo Securities, LLC, and certain other Underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.61	First Amendment to Credit Agreement, dated October 11, 2012, to that certain Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.62	Second Amended and Restated Asset Purchase Agreement, dated April 13, 2012, by and among BGC Partners, Inc., Grubb & Ellis Company, and certain subsidiaries of Grubb & Ellis Company that are signatories thereto (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.63	Eighth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of December 17, 2012 and effective as of December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

Exhibit Number	Exhibit Title

10.64	Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.65	Deed of Adherence, dated December 31, 2012, between A. Graham Sadler and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.85 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2012)*

10.66	Amendment No. 1, dated as of March 28, 2013, to the Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013)*

10.67	Second Amendment to Credit Agreement and Waiver, dated as of June 20, 2013, by and among BGC Partners, Inc., the several financial institutions from time to time party thereto, as Lenders, and the Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.68	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.69	Third Amendment, dated as of September 12, 2013, to Credit Agreement, dated as of June 23, 2011, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.70	Ninth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of November 6, 2013 (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013)

10.71	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.72	Tenth Amendment to Agreement of Limited Partnership, as Amended and Restated, of BGC Holdings, L.P., dated as of May 9, 2014 (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on 10-Q filed with the SEC on May 9, 2104)

10.73	Sixth Amended and Restated Long Term Incentive Plan, dated as of June 2, 2015 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2015)*

10.74	Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.75	Eleventh Amendment to Agreement of Limited Partnership, as Amended and Restated, of BGC Holdings, L.P., dated as of November 4, 2015 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)*

10.76	Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2015)

10.77	Credit Agreement, dated as of February 25, 2016, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, the several financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernst & Young LLP, independent auditors.

Exhibit Number	Exhibit Title

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements.

*	Management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report.
**	Omitted pursuant to Item 601(b)(2) of Regulation S-K.
+	We have requested confidential treatment as to certain portions of Exhibits designated by a cross (+), which portions have been omitted and filed previously with the SEC.