Form 10-K/A
period 2015-12-31
BGC Partners, Inc.
filed 2016-04-29
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2016
Class A Common Stock, par value $0.01 per share	237,949,979 shares
Class B Common Stock, par value $0.01 per share	34,848,107 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

BGC Partners, Inc.

2015 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

Throughout this document BGC Partners, Inc. is referred to as “BGC” and, together with its subsidiaries, as the “Company,” “BGC Partners,” “we,” “us,” or “our.”

On February 29, 2016, BGC filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its 2016 definitive proxy statement involving the election of directors will be filed by April 29, 2016 (i.e., within 120 days after the end of the Company’s 2015 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14 of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14 of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2016 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on February 29, 2016, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is currently composed of five members. Information with respect to our directors is set forth below.

Information about Directors

Name	Age	Director Since	Biographies
Howard W. Lutnick	54	1999	Mr. Lutnick is the Chairman of our Board of Directors and our Chief Executive Officer, positions in which he has served from June 1999 to the present. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick’s company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Directors of the Fisher Center for Alzheimer’s Research Foundation at Rockefeller University, the Board of Directors of the Horace Mann School, the Board of Directors of the National September 11 Memorial & Museum, and the Board of Directors of the Partnership for New York City. In addition, Mr. Lutnick is Chairman of the supervisory board of the Electronic Liquidity Exchange, a fully electronic futures exchange. Mr. Lutnick served as Chairman of the Board of Directors of GFI Group Inc. (“GFI”) from February 26, 2015 through the closing of our back-end merger with GFI in January 2016.

John H. Dalton	74	2002	Mr. Dalton has been a director of our Company since February 2002. In January 2005, Mr. Dalton became the President of the Housing Policy Council of the Financial Services Roundtable, a trade association composed of large financial services companies. Mr. Dalton was President of IPG Photonics Corp., a company that designs, develops and manufactures a range of advanced amplifiers and lasers for the telecom and industrial markets, from September 2000 to December 2004. Mr. Dalton served as Secretary of the Navy from July 1993 to November 1998. He also serves on the Board of Directors of Washington FirstBank, and Fresh Del Monte Produce, Inc., a producer and marketer of fresh produce.

Name	Age	Director Since	Biographies
Stephen T. Curwood	68	2009	Mr. Curwood has been a director of our Company since December 2009. Mr. Curwood has been President of the World Media Foundation, Inc., a non-profit media production company, since 1992 and Senior Managing Director of SENCAP LLC, a New York and New Hampshire-based investment group, since 2005. Mr. Curwood has been a principal of Mamawood Pty Ltd., a media holding company based in Johannesburg, with investments in South Africa, since 2005. Mr. Curwood was a member of the Board of Managers of Haverford College from 2001 to 2012, and served on the Investment Committee and as a chair of the Committee on Social Investment Responsibility. He has been a member of the Harvard College Corporation since 2000, a trustee of the Woods Hole Research Center since 1996, and a trustee of the Dover Friends Meeting (Quaker), Dover, NH. From 1996 to 2003 and 2014 to the present, Mr. Curwood has been a lecturer in Environmental Science and Public Policy at Harvard University. Mr. Curwood was a trustee of Pax World Funds, a $2.5 billion group of investment funds focused on sustainable and socially responsible investments based in Portsmouth, New Hampshire, from 2007 until 2009.

William J. Moran	74	2013	Mr. Moran has been a director of our Company since June 2013. Mr. Moran retired from JPMorgan Chase & Co. in June 2005, after serving as its Executive Vice President since 1997 and General Auditor since 1992. He served as a director of eSpeed, Inc., the Company’s predecessor, from December 1999 to November 2005. Mr. Moran served as a member of the Board of Directors and as the Chairman of the Audit Committee of GFI from February 26, 2015 through the closing of our back-end merger with GFI in January 2016. Mr. Moran also served as a director of Sovereign Bancorp, Inc. from 2006 until it was acquired by Banco Santander, S.A. in 2009. He served on the Board of Directors of ELX Futures, L.P., a fully electronic exchange, from 2009 until June 2013. He also serves on the Advisory Board of the School of Management of Marist College and previously served on the Board of Directors of The College of Technology. He also previously served as a director of Lighthouse International. He is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants, and was a member of the Bank Administration Institute and the Institute of Internal Auditors.

Linda A. Bell	57	2013	Dr. Bell has been a director of our Company since July 2013. Dr. Bell has served as the Provost and Dean of the Faculty at Barnard College, Columbia University since 2012, where she is also a Professor of Economics. Prior to joining Barnard, Dr. Bell was the Provost and John B. Hurford Professor of Economics at Haverford College from 2007 and 2012 and a member of the faculty since 1992. Prior to her tenure at Haverford, Dr. Bell held visiting faculty appointments at Stanford University, the University of California, San Diego, the John F. Kennedy School of Government at Harvard University, and the Woodrow Wilson School of Public Administration at Princeton University, and has taught at the Leonard N. Stern School of Business at New York University. Dr. Bell has also served as a research fellow at the Institute for the Study of Labor (IZA) in Bonn, Germany since 2003, and as a senior consultant for the labor practice group of the National Economic Research Associates since 2006. In addition, she served on the Board of Directors and Regulatory Oversight Committee of ELX Futures, L.P. from 2009 to July 2013.

EXECUTIVE OFFICERS

Our executive officers are appointed annually by our Board of Directors and serve at the discretion of our Board. In addition to Mr. Lutnick, who serves as a member of the Board, our executive officers, their respective ages and positions and certain other information with respect to each of them are as follows:

Shaun D. Lynn, 53, has been our President since April 2008. Previously, Mr. Lynn had been President of BGC Partners, L.P. since 2004 and served as Executive Managing Director of Cantor from 2002 to 2004. Mr. Lynn also served as Senior Managing Director of European Government Bonds and Managing Director of Fixed Income from 1999 to

2002. From 1989 to 1999, Mr. Lynn held various business management positions at Cantor and its affiliates. Prior to joining Cantor in 1989, Mr. Lynn served as a Desk Head for Fundamental Brokers International in 1989 and was Associate Director for Purcell Graham from 1983 to 1989. Mr. Lynn is on the supervisory board of the Electronic Liquidity Exchange. Mr. Lynn served as a member of the Board of Directors of GFI from February 26, 2015 through the closing of our back-end merger with GFI in January 2016.

Stephen M. Merkel, 57, has been our Executive Vice President, General Counsel and Secretary since September 2001 and was our Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel served as a director of our Company from September 2001 until October 2004. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is on the supervisory board of the Electronic Liquidity Exchange, and is a founding board member of the Wholesale Markets Brokers’ Association, Americas. Mr. Merkel served as a member of the Board of Directors of GFI from February 26, 2015 through the closing of our back-end merger with GFI in January 2016.

Sean A. Windeatt, 42, has been our Chief Operating Officer since January 2009. Mr. Windeatt has been Executive Managing Director and Vice President of BGC Partners since 2007 and served as a Director of Cantor Fitzgerald International from 2004 to 2007. Mr. Windeatt also served as a Business Manager and member of the finance department of Cantor Fitzgerald International from 1997 to 2003.

Steven R. McMurray, 42, has been our Chief Financial Officer since April 4, 2016. From 2007 to 2016, Mr. McMurray held various positions in Amlin plc, a U.K. insurance company, most recently serving as Director of Finance from 2011 to 2016. Prior to that time, from 2003 to 2007, he was employed by the Bank of England as Chief Financial Accountant. He also served as a Senior Manager in Banking and Capital Markets at PricewaterhouseCoopers in public accounting. Mr. McMurray is a Chartered Accountant.

FORMER EXECUTIVE OFFICER

Anthony Graham Sadler, 59, served as our Chief Financial Officer from April 2009 to April 4, 2016. Previously, Mr. Sadler had been the Chief Financial Officer for Europe and Asia for both BGC Partners and Cantor. From 1997 to 2008, Mr. Sadler held various positions in Bear Stearns, serving as Chief Financial Officer and Chief Operating Officer of Bear Stearns-Europe from 2005 to 2008, and was a member of the European Executive Committee. Prior to that time, from 1983 to 1997, he was employed at Barclays Capital (and its predecessor de Zoete & Bevan) in a variety of finance positions, including two years as Director of Global Finance and two years as Divisional Director of the Markets Division. Mr. Sadler also trained with Peat Marwick Mitchell (now KPMG) in public accounting.

CORPORATE GOVERNANCE

Our Board of Directors held 18 meetings during the year ended December 31, 2015. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time.

Our Board of Directors has an Audit Committee. The members of the Audit Committee are currently Dr. Bell and Messrs. Curwood, Dalton and Moran, all of whom qualify as independent in accordance with the published listing requirements of Nasdaq. The members of the Audit Committee also each qualify as “independent” under special standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by our Board to also meet the qualifications of an “audit committee financial expert” in accordance with the SEC rules. Mr. Moran is an independent director who has been determined to be an “audit committee financial expert.” The Audit Committee operates pursuant to an Audit Committee Charter, which is available at www.bgcpartners.com/disclaimers/ under the heading “Investor Relations” or upon written request from BGC free of charge.

The Audit Committee selects our independent registered public accounting firm (our “Auditors”), consults with our Auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our Auditors. The Audit Committee also approves all related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics, and administers our whistleblower policy, including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters. The Audit Committee held 14 meetings during the year ended December 31, 2015.

During 2015, our Audit Committee engaged Ernst & Young, LLP (“Ernst & Young”) to be our Auditors for the year ending December 31, 2015. Ernst & Young was also approved to perform reviews of each of our quarterly financial reports for the year ending December 31, 2015, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve all audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Ernst & Young, subject to certain minimum exceptions set forth in the Charter.

Our Board of Directors also has a Compensation Committee. The members of the Compensation Committee are currently Dr. Bell and Messrs. Curwood, Dalton and Moran, all of whom are independent directors. The Compensation Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the BGC Holdings, L.P. Participation Plan, which we refer to as the “Participation Plan,” our Equity Plan, and our First Amended and Restated Incentive Bonus Compensation Plan, which we refer to as our “Incentive Plan.” The Compensation Committee operates pursuant to a Compensation Committee Charter, which is available at www.bgcpartners.com/disclaimers/ or upon written request from BGC free of charge. The Compensation Committee held 8 meetings during the year ended December 31, 2015.

During 2015, no director attended fewer than 75% of the total number of meetings of the Board of Directors and the committees of which he or she was a member.

Nominating Process

Our Board of Directors does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. As a result, all directors participate in the consideration of director nominees recommended for selection by a majority of the independent directors as defined by the published listing requirements of Nasdaq. The Board believes that such participation of all directors is appropriate given the size of the Board and the level of participation of our independent directors in the nomination process. The Board will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors, and, absent special circumstances, the Board will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a recommendation for a director candidate should follow the instructions set forth in this Amendment under the section below entitled “Communications with Our Board of Directors.”

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

With respect to qualifications of the members of the Board of Directors, the Board generally values the broad business experience and independent business judgment in the financial services or in other fields of each member. Specifically, Mr. Dalton is qualified as a result of his long-time government and business experience. Mr. Curwood is qualified based on his experience in the global business world and his media experience. Mr. Lutnick formerly served on the Board of Managers of Haverford College with Mr. Curwood. Mr. Moran is qualified as a result of his experience in the financial services industry, his general business experience and his status an “audit committee financial expert.” Dr. Bell is qualified based on her experience as a college-level academic and manager, as an academic researcher and professor in economics, and as a former director of a fully electronic exchange.

The Board of Directors has determined that in light of Mr. Lutnick’s control of the vote of our Company through his control of Cantor, having a separate Chairman and CEO is not efficient or appropriate for our Company. Additionally, the Board does not have a lead independent director.

We believe that the Company and its stockholders are best served by having Mr. Lutnick, our Chief Executive Officer, serve as Chairman of the Board of Directors. Mr. Lutnick’s combined role as Chairman and Chief Executive Officer promotes unified leadership and direction for the Board and executive management, and it allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans. Our strong and independent Board effectively oversees our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. The Board is composed of independent, active and effective directors. Four of our current five directors meet the independence requirements of Nasdaq, the SEC and the Board’s standards for determining director independence. Mr. Lutnick is the only member of executive management who is also a director. Requiring that the Chairman of the Board be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained at the Company through the composition of our Board, the strong leadership of our independent directors and Board committees, and our highly effective corporate `governance structures and processes.

Executive Sessions

In order to comply with Nasdaq rules, the Board of Directors has resolved that it will continue to schedule at least two meetings a year in which the independent directors will meet without the presence of Mr. Lutnick.

Annual Meetings

The Board of Directors has not adopted any specific policy with respect to the attendance of directors at Annual Meetings of Stockholders of the Company. At the 2015 Annual Meeting of Stockholders, held on June 2, 2015, all of the Company’s directors were in attendance.

Communications with Our Board of Directors

Stockholders may contact any member of our Board of Directors, including to recommend a candidate for director, by addressing their correspondence to the director, c/o BGC Partners, Inc., 499 Park Avenue, New York, NY 10022, Attention: Secretary. Our Secretary will forward all such correspondence to the named director.

The Board’s Role in Risk Oversight

Risk is an integral part of Board of Directors and Committee deliberations throughout the year. The Audit Committee oversees the management of our enterprise risk management program, and it annually reviews an assessment prepared by management of the critical risks facing us, their relative magnitude and management’s actions to mitigate these risks.

Management implemented an enterprise risk management program to enhance our existing processes through an integrated effort to identify, evaluate and manage risks that may affect our ability to execute our corporate strategy and fulfill our business objectives. The activities of the enterprise risk management program entail the identification, prioritization and assessment of a broad range of risks (e.g., strategic, operational, financial, legal/regulatory, reputational and market) and the formulation of plans to mitigate their effects.

Similarly, in designing and implementing our executive compensation program, the Compensation Committee takes into consideration our operating and financial objectives, including our risk profile, and considers executive compensation decisions based in part on incentivizing our executive officers to take appropriate business risk consistent with our overall goals and risk tolerance.

Non-executive brokers, managers and other professionals in both of our business segments are generally compensated based upon production or commissions, which may involve committing to certain transactions. These transactions may expose the Company to risks by individual employees, who are motivated to increase production. While we have in place management oversight and risk management policies, there is an inevitable conflict of interest between our compensation structure and certain trading, transactional, or similar risks on a portion of our businesses.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us with respect to 2015 and 2016 through the date hereof, the Company believes that all reports were filed on a timely basis with respect to transactions in 2015 and 2016, except that, (i) CFGM filed one late Form 4 one day late to report the indirect disposition of shares of Class A common stock in connection with Cantor’s distribution to its partners of shares of Class A common stock; and (ii) in connection with the Global Partnership Restructuring Program, Mr. Sadler filed one late Form 4 to report the disposition of shares of Class A common stock to the Company in a transaction exempt under Rule 16b-3 pursuant to the Company’s stock repurchase authorization.

CODE OF ETHICS AND WHISTLEBLOWER PROCEDURES

In 2004, we adopted the eSpeed Code of Business Conduct and Ethics, which was renamed the BGC Partners Code of Business Conduct and Ethics upon the consummation of the 2008 merger creating BGC Partners, Inc. (the “Code of Ethics”), a code of ethics that applies to members of our Board of Directors, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller, other executive officers and our other employees. The Code of Ethics is publicly available on our website at www.bgcpartners.com/disclaimers/ under the heading “Investor Relations.” If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors or executive officers, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

In accordance with the requirements of the Sarbanes-Oxley Act, the Audit Committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The General Counsel and the Chairman of the Audit Committee will direct the investigation of any such complaints in accordance with the procedures.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

Our executive compensation program, which is under the direction and control of our Compensation Committee, is designed to integrate compensation with the achievement of our short- and long-term business objectives and to assist us in attracting, motivating and retaining the highest quality executive officers and rewarding them for superior performance. Different components of our executive compensation program are geared to short- and longer-term performance, with the goal of increasing stockholder value over the long term.

We believe that the compensation of our executive officers should reflect their success in attaining key corporate objectives, such as growth or maintenance of market position, success in attracting and retaining qualified brokers and other professionals, increasing or maintaining revenues and/or profitability, developing new products and marketplaces, completing acquisitions, dispositions, restructurings, and other value-enhancing transactions and integrating any such transactions, as applicable, meeting established goals for operating earnings and earnings per share and maintaining and developing customer relationships and long-term competitive advantage. We also believe that executive compensation should reflect achievement of individual managerial objectives established for specific executive officers at the beginning of the fiscal year as well as reflect specific achievements by such individuals over the course of the year, such as development of specific products or customer relationships or executing or integrating specific acquisitions, dispositions and other strategic arrangements. We further believe that specific significant events led by executives, including acquisitions, dispositions and other significant transactions, such as various real estate acquisitions and the successful acquisition of GFI, should be given significant weight. We believe that the performance of our executives in managing our Company, considered in light of general economic and specific Company, industry and competitive conditions, should be the basis for determining their overall compensation.

We also believe that the compensation of our executive officers should not generally be based on the short-term performance of our Class A common stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long term, reflect our overall performance and, ultimately, the management of our Company by our executives. We believe that the long-term performance of our stock is reflected in executive compensation through the grant of awards, including limited partnership units and related exchange rights and cash settlement awards, restricted stock, restricted stock units, which we refer to as “RSUs,” and other equity and partnership awards.

The Compensation Committee is aware that certain of our executive officers, including Mr. Lutnick and Mr. Merkel, also receive compensation from our affiliates, including Cantor, but it generally does not specifically review the nature or amount of such compensation. None of our executive officers has received any compensation for serving as directors of BGC or GFI.

Our Board of Directors and our Compensation Committee determined that Messrs. Lutnick, Lynn, Merkel, Windeatt and Sadler were our executive officers for 2015. Effective April 4, 2016, Mr. McMurray replaced Mr. Sadler, who retired, as our Chief Financial Officer.

Overview of Compensation and Processes

For 2015, executive compensation was composed of the following principal components: (i) a base salary, which is designed to retain talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive bonus award under our Incentive Plan that is intended to tie financial reward to the achievement of our short- or longer-term performance objectives; and (iii) an incentive program under our Equity Plan, and the Participation Plan, which is designed to promote the achievement of short- and long-term, performance goals and to align the long-term interests of our executive officers with those of our stockholders through the grant of awards, including limited partnership units and related exchange rights and cash settlement awards, restricted stock, RSUs and other equity and partnership awards. Each of these components of our executive compensation program is discussed below.

From time to time, we may restructure the existing partnership and compensation arrangements of our executive officers, as we did in connection with our Global Partnership Restructuring Program (as defined below). These restructurings may include the redemption of outstanding limited partnership units for cash, shares and/or other units, as well as the grant or acceleration of exchange rights for certain outstanding units or the acceleration of the lapse of transfer restrictions on shares of previously granted restricted stock. We may also adopt various policies related to or in addition to such restructurings, including with respect to the grant of exchange rights, other monetization of awards, and the acceleration of the lapse of restrictions on restricted stock, as we did in the case of Mr. Lutnick. With the exception of the Global Partnership Restructuring Program, our restructurings and policies to date have been intended to ensure that our executive compensation program in the future relies more heavily on limited partnership units, and to enable our executive officers to monetize or otherwise acquire liquidity with respect to some or all of their outstanding non-exchangeable units.

From time to time, we have also used employment agreements and other arrangements, including some with specified target or guaranteed bonus components, and discretionary bonuses to attract, motivate and retain talented executives. We have certain arrangements in place with Mr. Lynn, our President, Mr. Windeatt, our Chief Operating Officer, and Mr. McMurray, our Chief Financial Officer, and had such an arrangement with Mr. Sadler, our former Chief Financial Officer. As discussed below, these four executive officers entered into deeds of adherence with BGC Services (Holdings) LLP, a U.K. limited liability partnership, which we refer to as the “U.K. Partnership.” We have also entered into separate change in control agreements with Mr. Lutnick, our Chairman of the Board and Chief Executive Officer, and Mr. Merkel, our Executive Vice President, General Counsel and Secretary. Executive officers also receive health and dental insurance, life insurance, and short-term disability coverage consistent with that offered to our other employees in the office in which such executive officer is primarily located.

Our Compensation Committee approves, and recommends to our Board of Directors that it approve, the salaries, bonuses and other compensation of our executive officers. In addition, the Committee approves grants to executive officers under and otherwise administers our Incentive Plan and Equity Plan and the Participation Plan.

From time to time, our Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. In 2015, Arthur J. Gallagher’s Human Resources & Consulting Practice (“Gallagher”) advised the Committee. The Committee retained Gallagher to provide surveys and other information with respect to pay practices and compensation levels at our peer group and other companies, and the Committee discussed with Gallagher the base salary amounts, bonuses and equity and partnership awards for our executive officers for 2015, as well as the continuation of the Global Partnership Restructuring Program. While the Committee does take into consideration such peer data, the Committee does not attempt to benchmark our executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis. Our Compensation Committee considered whether Gallagher had any conflicts of interest in advising the Committee. The Committee considered whether Gallagher had been providing services of any other nature to the Company; the amount of fees received from the Company by Gallagher; the policies and procedures adopted by Gallagher that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by Gallagher who worked on Company matters and any member of the Committee; whether any business or personal relationship existed between such consultants and any of the Company’s executive officers; and whether Gallagher or such consultants hold any of our Class A common stock. Upon evaluating such considerations, the Committee found no conflicts of interest in Gallagher advising the Committee.

We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentives for our executive officers to focus on long-term strategic goals as well as short-term performance. In determining the nature and amount of each element of our executive compensation program, our Compensation Committee considers a number of factors to determine the salary, bonus and other compensation to pay each executive officer, including performance in light of individual and corporate objectives. Individual objectives include performance of general management responsibilities; maintenance and development of customer relationships and satisfaction; managing acquisitions, dispositions, other transactions and strategic relationships; application of individual skills in support of short- and long-term achievement of our objectives; and overall management leadership. In addition, corporate operating objectives are considered in determining compensation policies, including achievement of revenue and profitability goals; improvement in market position or other financial results or metrics reported by us; impact of regulatory reviews or remediation; strategic business criteria, including goals relating to acquisitions, dispositions and other transactions and strategic relationships; stock price; and other matters, including the executive officer’s role in the assessment and management of risk.

Our policy for allocating between currently paid short- and long-term compensation is to ensure adequate base compensation to attract and retain talented executive officers, while providing incentives to maximize long-term value for our Company and our stockholders. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and reward superior performance on an annual basis and in the form of bonuses and awards for achievement of specific short-term goals or in the discretion of the Compensation Committee. We provide equity and partnership awards to reward superior performance against specific objectives and long-term strategic goals and to assist in retaining executive officers and aligning their interests with those of our Company and our stockholders. From time to time we may provide additional equity or partnership awards on a periodic basis to reward superior performance, which awards may provide further long-term retention opportunities for us.

Base salaries for the following year are generally set for our executive officers at the year-end meetings of our Compensation Committee or in the early part of the applicable year. At these meetings, the Committee also approves the incentive bonuses under our Incentive Plan and any discretionary bonuses for executive officers and grants of limited partnership units or other equity or partnership awards under our Equity Plan and the Participation Plan to our executive officers.

At or around the year-end Compensation Committee meetings, our Chairman and Chief Executive Officer, Mr. Lutnick, makes compensation recommendations to the Committee with respect to the other executive officers. Such executive officers are not present at the time of these deliberations. Mr. Lutnick also makes recommendations with respect to his own compensation as Chief Executive Officer. The Committee deliberates on compensation decisions with respect to all executive officers other than Mr. Lutnick in the presence of Mr. Lutnick, and separately in executive sessions with Gallagher, the compensation consultant engaged by the Committee, as to all executive officers, including Mr. Lutnick. The Committee may accept or adjust Mr. Lutnick’s recommendations and makes the sole determination of the compensation of all of our executive officers. The Committee reviews and evaluates, at least annually, the performance and leadership of Mr. Lutnick as Chief Executive Officer. Based upon the results of this evaluation, and input from Gallagher, the Committee reviews and approves the Chief Executive Officer’s compensation.

During the first quarter of each fiscal year, it has been the practice of our Compensation Committee to establish annual incentive performance goals for executive officers under the Incentive Plan, with the Committee retaining negative discretion to reduce or withhold any bonuses earned at the end of the year. All executive officers in office at that time are eligible to participate in the Incentive Plan.

We provide long-term incentives to our executive officers through the grants of limited partnership units under the Participation Plan and exchange rights or cash settlement awards in connection with such partnership units and restricted stock and other equity grants under our Equity Plan. In addition, executive officers may receive a portion of their Incentive Plan bonuses in equity or partnership awards, rather than cash, with the number of awards determined by reference to the market price of a share of our Class A common stock on the date that the award is granted or such other date that awards to executive officers are made generally. Historically, grants under our Equity Plan and the Participation Plan that have had vesting provisions have had time-based, rather than performance-based, vesting schedules, although both plans are flexible enough to provide for performance-based awards. Our Compensation Committee has also established quarterly incentive performance goals for executive officers with respect to special award opportunities for the grant of restricted stock, exchange rights or cash settlement awards under the Equity Plan relating to their outstanding non-exchangeable partnership units awarded under the Participation Plan, subject to the Committee’s negative discretion.

In designing and implementing our executive compensation program, our Compensation Committee considers our Company’s operating and financial objectives, including our risk profile, and the effect that its executive compensation decisions will have on encouraging our executive officers to take an appropriate level of business, operational and market risk consistent with our overall goal of enhancing long-term stockholder value. In particular, the Committee considers those risks identified in our risk factors and the known trends and uncertainties identified in our management discussion and analysis, and considers how our executive compensation program serves to achieve our operating, financial and other strategic objectives while at the same time mitigating any incentives for our executive officers to engage in excessive risk-taking to achieve short-term results that may not be sustainable in the long term.

In attempting to strike this balance, our Compensation Committee seeks to provide our executive officers with an appropriately diversified mix of fixed and variable cash and non-cash compensation opportunities, time-based and performance-based awards, and short- and long-term incentives. In particular, our performance-based bonuses under our Incentive Plan have focused on a mix of Company-wide and product-specific operating and financial metrics, in some cases based upon our absolute performance and in other cases based upon our performance relative to our peer group or other companies. In addition, our Incentive Plan award opportunities provide for the exercise of considerable negative discretion by the Committee to reduce, but not increase, amounts granted to our executive officers under the Plan, and to take individual as well as corporate performance into account in exercising that discretion. Further, the Committee retains the discretion to pay out any amounts finally awarded under the Plan in equity or partnership awards, rather than cash, and to include restrictions on vesting, resale and forfeiture in any such equity or partnership awards. Finally, the Committee applies these same principles with respect to quarterly performance-based award opportunities for the grant of restricted stock, exchange rights or cash settlement awards under the Equity Plan relating to outstanding non-exchangeable partnership units awarded under the Participation Plan.

In recent years, our Compensation Committee has eliminated the grant of options and RSUs and emphasized instead limited partnership unit awards under the Participation Plan, such as REUs, PSUs, PPSUs, and most recently, NPSUs, for our U.S.-based executive officers, and LPUs, PLPUs and NPSUs for our U.K.-based executive officers. In the Committee’s view, PSUs, PPSUs, LPUs, PLPUs and NPSUs provide the most appropriate long-term incentives to our executives, especially when coupled with performance-based grants of exchange rights and cash settlement awards.

PPSUs and PLPUs are preferred limited partnership units that may be awarded to holders of, or contemporaneously with, the grant of PSUs or LPUs, respectively. PPSUs and PLPUs are entitled to a preferred distribution of net profits of BGC Holdings but otherwise are not entitled to participate in quarterly distributions. PPSUs and PLPUs cannot be made exchangeable into Class A common stock, can only be exchanged for cash in connection with an exchange of the related PSUs/LPUs, and therefore are not included in the Company’s fully diluted share count. PPSUs and PLPUs are expected to provide a mechanism for issuing fewer aggregate share equivalents than traditionally issued in connection with compensation and to have a lesser overall impact on the Company’s fully diluted share count. The ratio of the grant of PPSUs and PLPUs to traditional units (i.e., PSUs and LPUs) is expected to approximate the compensatory tax rate applicable in the relevant country jurisdiction of the partner recipient.

On May 9, 2014, the BGC Holdings, L.P. Amended and Restated Limited Partnership Agreement was amended, principally to further facilitate partner compensation and for other corporate purposes, to create a new class of limited partnership units, NPSUs. NPSUs are identical to PSUs except that NPSUs will not be entitled to participate in quarterly partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of our Class A common stock. NPSUs may be assigned a conversion schedule pursuant to which a certain number of NPSUs would be converted into non-exchangeable PSUs/PPSUs or LPUs/PLPUs, including provisions requiring the recipient to continue to provide substantial services to us and comply with his or her partnership obligations. Any such conversions or grants of exchangeability of any resulting units issued are subject to the approval of the Compensation Committee. The NPSU awards are highly discretionary and provide additional flexibility for the Compensation Committee to determine the timing and circumstances of converting such units into units that earn partnership distributions and any rights to exchange such units for shares of Class A common stock.

These partnership awards are granted under the Participation Plan as a tax-efficient, strongly retentive, and risk-appropriate means to align the interests of our executive officers with those of our long-term stockholders. These awards are non-transferable partnership interests in BGC Holdings, entitling the holder, except in the case of NPSUs, to a preferred or quarterly distribution from BGC Holdings. Unlike REUs, the other units do not have a post-termination amount required to be paid with respect to vested units following termination as an employee. These units do not have a post-termination payment amount. The related grant of exchange rights and cash settlement awards may be subject to the attainment of performance goals and the exercisability of exchange rights may be subject to conversion. No executive officer holds REUs at this time.

Our executive officers have much of their personal net worth in our shares, restricted stock, stock options, and non-exchangeable and exchangeable limited partnership units. Messrs. Lutnick, Lynn, Merkel and Windeatt hold, and Mr. McMurray is expected to hold, limited partnership units in BGC Holdings. Messrs. Lutnick and Merkel hold additional partnership interests in our parent Cantor, which, through ownership of shares of both our Class A and Class B common stock and exchangeable limited partnership interests in BGC Holdings, owns a 25.1% direct and indirect economic interest as of March 31, 2016 in our Company’s operations.

While we do not have a general compensation recovery or “clawback” policy, and do not require our executive officers to meet general share ownership or hold-through-retirement requirements, our Compensation Committee believes that our mix of compensation elements, the design features of our Equity Plan and Incentive Plan and the Participation Plan, and our use of limited partnership units described above and their incentive structure help to ensure that our executive officers focus on the long-term best interests of our Company and our stockholders, with appropriate incentives to avoid taking excessive risks in pursuit of unsustainable short-term results.

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

We generally intend that compensation paid to our Chief Executive Officer and our other named executive officers not be subject to the limitation on tax deductibility under Section 162(m) of the U.S. Internal Revenue Code of 1986, which we refer to as the “Code,” so long as this can be achieved in a manner consistent with our Compensation Committee’s other objectives. Subject to certain exceptions, Section 162(m) eliminates a corporation’s tax deduction in a given year for payments to certain executive officers in excess of $1,000,000, unless the payments are qualified “performance-based” compensation as defined in Section 162(m). We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain performance-based exemptions in Section 162(m). However, the Committee retains negative discretion to reduce or withhold performance-based compensation to our executive officers, and also reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate, after taking into consideration changing business conditions or the executive officer’s individual performance.

Our management and our Compensation Committee recognize that we are subject to certain Financial Accounting Standards Board and SEC guidance on share-based awards and other accounting charges with respect to the compensation of our executive officers and other employees. However, our management and the Committee do not believe that these accounting charges should necessarily determine the appropriate types and levels of compensation to be made available. Where material to the Committee’s decisions, these accounting charges will be described in our compensation discussion and analysis, compensation tables and related narratives.

Our Compensation Committee may grant equity and partnership awards to our executive officers in a variety of ways under our Equity Plan and the Participation Plan, including restricted stock, exchange rights, cash settlement awards and other equity grants under our Equity Plan and non-exchangeable limited partnership unit awards under the Participation Plan. Grants of such awards may have different accounting treatment and may be reported differently in the compensation tables and related narratives depending upon the type of award granted and how and when it is granted.

For U.S. GAAP purposes, a compensation charge is recorded on PSUs, LPUs and similar limited partnership units if and when an exchange right is granted relating to the units, and the charge is based on the market price of our Class A common stock on the date on which the exchange right is granted. Additionally, when the exchange actually occurs, a U.S. federal income tax deduction is generally allowed equal to the fair market value of a share of our Class A common stock on the date of exchange.

For U.S. GAAP purposes, if shares of restricted stock granted are not subject to continued employment or service with us or any affiliate or subsidiary of ours, even if they are subject to compliance with our customary non-compete obligations, the grant-date fair value of the restricted stock will be expensed on the date of grant.

Base Salary

We believe that the retention of our existing executive officers who have developed the skills and expertise required to successfully lead our organization is vital to our competitive strength. We further believe that attracting other key employees who can supplement the efforts of our existing executives is absolutely critical.

To this end, it is our policy to generally establish base pay at levels comparable to our peer group and other companies which employ similarly skilled personnel, including Compagnie Financière Tradition, ICAP plc, Interactive Brokers Group and Tullett Prebon plc in our Financial Services segment and CBRE Group, Inc., Jones Lang LaSalle Incorporated and Realogy Holdings Corp. in our Real Estate Services segment. While we determine these levels by reviewing publicly available information with respect to our peer group of companies and others, we have not traditionally engaged in benchmarking.

Our executive officers receive base salaries or similar cash payments intended to reflect their skills, expertise and responsibilities. Subject to any applicable employment or other agreements, such payments and subsequent adjustments, if any, will be reviewed and approved by our Compensation Committee annually, based on a variety of factors, which may include, from time to time, a review of relevant salaries of executives at our peer group of companies and others and each executive officer’s individual performance for the prior year, including each executive officer’s experience and responsibilities.

Base Salaries/Payments for 2015

Base salary and similar cash payment rates for 2015 were established in January 2015 by our Compensation Committee. In setting the base rates for 2015, the Committee considered the qualifications, experience and responsibilities of our executive officers. Base rates for 2015 were continued at $1,000,000 each for Messrs. Lutnick, Lynn and Merkel. The base rates for Messrs. Windeatt and Sadler for 2015 were continued at £400,000 ($623,120 as of January 1, 2015) and £325,000 ($506,285 as of January 1, 2015), respectively.

Typically, Mr. Lutnick and Mr. Merkel spend at least 50% of their time on Company matters, although these percentages varied depending upon business developments at the Company. Messrs. Lynn and Windeatt each spend all of their time on Company matters. Mr. Sadler spent most of his time on Company matters. Mr. McMurray is expected to spend most of his time on Company matters.

Base Salaries/Payments for 2016

Base salary and similar cash payment rates for 2016 were established in February 2016 by our Compensation Committee. In setting the base rates for 2016, the Committee considered the qualifications, experience and responsibilities of our executive officers. Base rates for 2016 were continued at $1,000,000 each for Messrs. Lutnick, Lynn and Merkel. The base rates for Messrs. Windeatt and Sadler for 2016 were continued at £400,000 ($577,500 as of February 11, 2016) and £325,000 ($469,219 as of February 11, 2016), respectively. Mr. Sadler retired from his position as Chief Financial Officer as of April 4, 2016. The base rate for Mr. McMurray was established on April 4, 2016 at £325,000 ($464,000 as of April 4, 2016).

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

With respect to each performance period, our Compensation Committee specifies the applicable performance criteria and targets to be used under the Incentive Plan for that performance period. These performance criteria, which may vary from participant to participant, will be determined by the Committee and may be based upon one or more of the following financial performance measures:

•	pre-tax or after-tax net income;

•	pre-tax or after-tax operating income;

•	gross revenue;

•	profit margin;

•	stock price;

•	cash flow(s);

•	market share;

•	pre-tax or after-tax earnings per share;

•	pre-tax or after-tax operating earnings per share;

•	expenses;

•	return on equity; or

•	strategic business criteria, consisting of one or more objectives based upon meeting specific revenue, market penetration, or geographic business expansion goals, cost targets and goals relating to acquisitions or dispositions.

The actual Incentive Plan bonus paid to any given participant at the end of a performance period is based upon the extent to which the applicable performance goals for such performance period are achieved, subject to the exercise of negative discretion by the Committee, and may be paid in cash or in equity or partnership awards. These awards also serve as incentives for future performance and retention.

In addition, from time to time, our Compensation Committee may provide for target or guaranteed bonuses in employment or other agreements in order to attract and retain talented executives, or may grant ad hoc discretionary bonuses when an executive officer is not eligible to participate in the Incentive Plan award opportunities for that performance period or when it otherwise considers such bonuses to be appropriate. Such bonuses may also be paid in cash or in equity or partnership awards. For 2015, the Committee did not award any such discretionary cash bonuses, or any such equity or partnership awards in lieu of cash bonuses, to any of our executive officers, other than the conversion of some of Mr. Merkel’s NPSUs into exchangeable PSUs and PPSUs as described below.

Incentive Plan Bonus Goals for 2015

In the first quarter of 2015, our Compensation Committee determined that the executive officers of our Company at the time, Messrs. Lutnick, Lynn, Merkel, Windeatt and Sadler, would be participating executives for 2015 in our Incentive Plan. In the case of our U.K.-based executive officers, Messrs. Lynn, Windeatt and Sadler, the bonus award opportunities are governed by the Incentive Plan and administered by our Compensation Committee.

For 2015, the Compensation Committee used the same performance criteria for all executive officers and set individual bonus opportunities for 2015 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieves operating profits or distributable earnings for 2015, as calculated on substantially the same basis as the Company’s financial results press release for 2014, or (ii) the Company achieves improvement or percentage growth in gross revenue or total transaction volumes for any product for

2015 as compared to 2014 over any of its peer group members or industry measures, as reported in the Company’s 2015 financial results press release, in each case calculated on substantially the same basis as in the Company’s financial results press release for 2014 and compared to the most recently available peer group information or industry measures, each of which we refer to as a “Performance Goal.” The Committee determined that the payment of any such amount may be in the form of cash, shares of our Class A common stock, limited partnership units, or other equity or partnership awards permitted under our Equity Plan, the Participation Plan, or otherwise. The Committee, in its sole and absolute discretion, retained the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which Performance Goals or any other corporate, as well as individual, performance objectives have been achieved.

Incentive Plan Bonuses Awarded for 2015

On February 24, 2016, having determined that both pre-set Performance Goals established in the first quarter of 2015 had been met for 2015, our Compensation Committee made the following awards to the participating executive officers under our Incentive Plan for 2015. These awards were also expected to incentivize our executive officers with respect to future performance and encourage ongoing contributions to our businesses:

•	Mr. Lutnick: a bonus under the Incentive Plan of $11,750,000, paid as $3,000,000 in cash and $8,750,000 in a partnership award represented by 750,000 non-exchangeable PSUs and 291,667 PPSUs (which may not be made exchangeable) issued on February 24, 2016;

•	Mr. Lynn: a bonus under the Incentive Plan of $7,250,000, paid entirely in a partnership award represented by 621,429 non-exchangeable LPUs and 241,667 PLPUs (which may not be made exchangeable) issued on February 24, 2016;

•	Mr. Merkel: a bonus under the Incentive Plan of $1,750,000, paid entirely in a partnership award represented by 114,583 non-exchangeable PSUs and 93,750 PPSUs (which may not be made exchangeable) issued on February 24, 2016;

•	Mr. Windeatt: a bonus under the Incentive Plan of £850,000 ($1,183,965 as of February 24, 2016), paid entirely in a partnership award represented by 105,188 non-exchangeable LPUs and 40,906 non-exchangeable PLPUs (which may not be made exchangeable) issued on February 24, 2016; and

•	Mr. Sadler: a bonus under the Incentive Plan of £450,000 ($626,805 as of February 24, 2016), paid entirely in a partnership award represented by 55,688 non-exchangeable LPUs and 21,656 non-exchangeable PLPUs (which may not be made exchangeable) issued on February 24, 2016.

Our Compensation Committee awarded bonuses for 2015 under the Incentive Plan based upon achievement of both pre-set Performance Goals established in the first quarter of 2015. Variations in bonus awards for individual executive officers were based upon the Committee’s exercise of negative discretion. In exercising its discretion, the Committee considered, as to each individual, the executive officer’s responsibilities, general performance, quality of work, management and motivation of employees, regulatory status and other factors relevant to the individual officer, including participation in certain significant initiatives in 2015, and the general status of the economy, the performance of the Company and trends in the marketplace. In particular, for 2015, the Committee considered the pay practices of the Company’s peer group and other companies, including a compensation survey prepared by, and advice from, Gallagher, stock performance, significant transactions and expense reductions for the Company, integration of acquired businesses, individual contributions toward achievement of strategic goals and our overall financial and operating results, including record earnings increases and overall results for the period.

For all executives in 2015, the Compensation Committee focused in particular on the Company’s financial performance for the year, including record results, completion of significant acquisitions, including GFI, and increases in the stock price. The bonuses for 2015 awarded to Messrs. Lutnick, Lynn and Merkel represented the same bonus amounts that they received for 2014. In determining the 2015 Incentive Plan bonus for Mr. Lutnick, our Compensation Committee also focused specifically on the Company’s financial performance, the consummation of the GFI acquisition, and the sale of Trayport. In awarding Mr. Lynn a $7,250,000 bonus under the Incentive Plan for 2015, the Committee considered our overall performance in 2015 and his role in connection with the integration of GFI and cost-cutting initiatives. With respect to Mr. Merkel, in awarding him a 2015 bonus under the Incentive Plan of $1,750,000, the Committee considered his role in connection with the strategy and management of various legal matters, including the GFI and Trayport transactions. In awarding Mr. Windeatt a £850,000 bonus under the Incentive Plan for 2015, compared to the £775,000 that he received for 2014, an approximate 9% increase, the Committee considered our overall performance in 2015 as well as his efforts to cut costs following the GFI acquisition and his management of front-office brokers. In awarding Mr. Sadler a £450,000 bonus under the Incentive Plan for 2015, compared to the £425,000 that he received for 2014, an approximate 5% increase, the Committee considered his role in cost cutting and integration measures following the GFI acquisition.

In 2015, the Incentive Plan cash bonuses for individual executive officers as a percentage of the overall total cash compensation paid to such executive officers by the Company was approximately 26% for Mr. Lutnick. The 2015 Incentive Plan bonuses for Messrs. Merkel, Lynn, Windeatt and Sadler were paid entirely in the form of partnership awards.

Incentive Plan Bonus Goals for 2016

In the first quarter of 2016, our Compensation Committee determined that the executive officers of our Company, including Messrs. Lutnick, Lynn, Merkel, Windeatt and McMurray, would be participating executives for 2016 in our Incentive Plan.

For 2016, the Committee used the same performance criteria for all executive officers and set a bonus for 2016 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieves operating profits or distributable earnings for 2016, as calculated on substantially the same basis as the Company’s financial results press release for 2015, or (ii) the Company achieves improvement or percentage growth in gross revenue or total transaction volumes for any product for 2016 as compared to 2015 over any of its peer group members or industry measures, as reported in the Company’s 2016 financial results press release, in each case calculated on substantially the same basis as in the Company’s financial results press release for 2015 and compared to the most recently available peer group information or industry measures. The Committee determined that the payment of any such amount may be in the form of cash, shares of our Class A common stock, limited partnership units or other equity or partnership awards permitted under our Equity Plan, the Participation Plan, or otherwise. The Committee, in its sole and absolute discretion, retained the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which Performance Goals or any other corporate, as well as individual, performance objectives have been achieved.

Equity Plan and Participation Plan Awards

It is our general policy to award restricted stock, exchange rights, cash settlement awards, limited partnership units and other equity or partnership awards to our executive officers in order to align their interests with those of our long-term investors and to help attract and retain qualified individuals. Our Equity Plan and the Participation Plan are designed to reward and motivate employees and to provide us with optimal flexibility in the way that we do so. Our Equity Plan permits our Compensation Committee to grant restricted stock, stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents, and other stock-based awards, including to provide exchange rights for shares of our Class A common stock and cash settlement awards relating to BGC Holdings limited partnership units. The Participation Plan provides for the grant or sale of BGC Holdings limited partnership units. The total number of BGC Holdings limited partnership units issuable under the Participation Plan will be determined from time to time by our Board of Directors, provided that exchange rights or cash settlement awards relating to units may only be granted pursuant to other stock-based awards granted under our Equity Plan. Partnership units in BGC Holdings (other than NPSUs) are entitled to participate in preferred or quarterly distributions from BGC Holdings and (other than preferred units and NPSUs) are eligible to be made exchangeable. We view these incentives as an effective tool in motivating, rewarding and retaining our executive officers.

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

On May 9, 2014, the Compensation Committee granted 4,000,000 NPSUs to Mr. Lutnick and 1,000,000 NPSUs to Mr. Merkel. The NPSUs granted to Mr. Lutnick, as amended in February 2016, convert 25% per year beginning January 1, 2015 and ending January 1, 2018, such that an equal number of NPSUs will be converted into an equivalent number of, in aggregate, non-exchangeable PSUs/PPSUs on each conversion date, subject to the approval of the Compensation Committee for all such conversions beginning in 2016. The NPSUs granted to Mr. Merkel convert 25% per year on January 1 of each year beginning January 1, 2015 and ending January 1, 2018, such that an equal number of NPSUs may be converted into an equivalent number of, in aggregate, non-exchangeable PSUs/PPSUs on each conversion date, subject to the approval of the Compensation Committee for all such conversions beginning in 2016. The grant of exchange rights with respect to such PSUs/PPSUs will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, and any grants of exchangeability shall be subject to the approval of the Compensation Committee. Upon the signing of any agreement that would result in a “Change in Control” (as defined in the Amended and Restated Change in Control Agreements entered into by each of Messrs. Lutnick and Merkel), (1) any unconverted NPSUs held by Messrs. Lutnick and Merkel will automatically be converted into exchangeable PSUs/PPSUs (i.e., such PSUs shall be exchangeable for shares of Class A common stock and PPSUs shall be exchangeable for cash), and (2) any non-exchangeable PSUs/PPSUs held by Messrs. Lutnick and Merkel shall become immediately exchangeable, which exchangeability may be exercised in connection with such “Change in Control.”

On January 1, 2015, (i) 1,000,000 of Mr. Lutnick’s NPSUs converted into 550,000 PSUs and 450,000 PPSUs, with respect to which Mr. Lutnick was offered the right to exchange 239,739 PSUs and 196,150 PPSUs for shares and cash, which he waived at that time under our policy (described below), and (ii) 142,857 of Mr. Merkel’s NPSUs converted into 78,571 PSUs and 64,286 PPSUs, of which 5,607 PSUs and 4,588 PPSUs were made exchangeable and repurchased by the Company at the average price of shares of Class A common stock sold under our Controlled Equity Offering less 2%, or $91,558.

On January 30, 2015, the Compensation Committee granted 4,000,000 NPSUs to Mr. Lutnick and 1,000,000 NPSUs to Mr. Lynn. These awards convert 25% per year on January 1 of each year beginning January 1, 2016 such that 1,000,000 of Mr. Lutnick’s NPSUs and 250,000 of Mr. Lynn’s NPSUs may be converted into an equivalent number of non-exchangeable PSUs/PPSUs for Mr. Lutnick and non-exchangeable LPUs/PLPUs for Mr. Lynn on each conversion date, subject to the approval of the Compensation Committee for all such conversions beginning in 2016. The grant of exchange rights with respect to such PSUs/PPSUs and LPUs/PLPUs will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, and any grants of exchangeability shall be subject to the approval of the Compensation Committee. Upon the signing of any agreement that would result in a “Change in Control” (as defined in the Amended and Restated Change in Control Agreement entered into by Mr. Lutnick and the applicable Deed of Adherence entered into by Mr. Lynn), (1) any unvested NPSUs held by Mr. Lutnick or Mr. Lynn shall convert in full and automatically be converted into exchangeable PSUs/PPSUs or LPUs/PLPUs (i.e., such PSUs and LPUs shall be exchangeable for shares of Class A common stock and PPSUs and PLPUs shall be exchangeable for cash), and (2) any non-exchangeable PSUs/PPSUs held by Mr. Lutnick and non-exchangeable LPUs/PLPUs held by Mr. Lynn shall become immediately exchangeable, which exchangeability may be exercised in connection with such “Change in Control,” except that, with respect to (1) and (2), 9.75% of Mr. Lynn’s LPUs/PLPUs shall be deemed to be redeemed for zero in proportion to such exchanges of LPUs/PLPUs in accordance with the customary LPU/PLPU structure.

On July 27, 2015, the Compensation Committee granted exchange rights with respect to 8,536 PSUs and 6,983 PPSUs that were issued pursuant to converted NPSUs that were awarded to Mr. Merkel in May 2014. On October 29, 2015, the Company repurchased (i) the 8,536 PSUs at a price of $8.34 per share, the closing price of the Class A common stock on the date the Company approved the transaction, and (ii) 6,983 PPSUs at a price of $9.15 per share, the closing price of the Class A common stock on December 31, 2014.

In connection with the 2015 year-end compensation process, in 2016 our Compensation Committee considered additional discretionary NPSU awards for all of our executive officers, with the exception of Mr. Sadler who had announced his retirement. The Compensation Committee considered the highly retentive nature of NPSU awards in making its determination. It considered that the NPSUs do not participate in partnership distributions upon grant and instead will earn distributions only upon conversion into other partnership units and that the timing of such conversions, and any grants of exchangeability of any resulting units, are in the discretion of the Compensation Committee. The Compensation Committee, in consultation with Gallagher, considered these factors in making NPSU grants to all four executives in 2016.

On February 24, 2016, the Compensation Committee granted 1,500,000 NPSUs to Mr. Lutnick, 2,000,000 NPSUs to Mr. Lynn, 1,000,000 NPSUs to Mr. Merkel and 75,000 NPSUs to Mr. Windeatt. Conversion of NPSUs into PSUs/PPSUs for Messrs. Lutnick and Merkel and into LPUs/PLPUs for Messrs. Lynn and Windeatt may be (i) 25% per year with respect to NPSUs granted in 2016; (ii) 25% of the previously awarded NPSUs currently held by Messrs. Lutnick and Lynn based upon the original issuance date (the first 25% having already been converted); and (iii) 25% per year of the current balance of NPSUs previously awarded to Mr. Merkel, provided that, with respect to all of the foregoing, such future conversions are subject to the approval of the Compensation Committee each year. The grant of exchange rights with respect to such PSUs/PPSUs and LPUs/PLPUs will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, and any grants of exchangeability shall be subject to the approval of the Compensation Committee. Upon the signing of any agreement that would result in a “Change in Control” (as defined in the Amended and Restated Change in Control Agreements entered into by Messrs. Lutnick and Merkel and the applicable Deeds of Adherence entered into by Messrs. Lynn and Windeatt), (1) any unconverted NPSUs held by the foregoing executives shall automatically be converted for exchangeable PSUs/PPSUs or LPUs/PLPUs (i.e., such PSUs and LPUs shall be exchangeable for shares of Class A common stock and PPSUs and PLPUs shall be exchangeable for cash), and (2) any non-exchangeable PSUs/PPSUs and LPUs/PLPUs held by the foregoing executives shall become immediately exchangeable, which exchangeability may be exercised in connection with such “Change in Control,” except that, with respect to (1) and (2), 9.75% of Mr. Lynn’s and Mr. Windeatt’s LPUs/PLPUs shall be deemed to be redeemed for zero in proportion to such exchanges of LPUs/PLPUs in accordance with the customary LPU/PLPU structure.

We regard our equity, cash settlement and partnership award program as a key retention tool. This is a very important factor in our determination of the type of award to grant and the number of shares of our Class A common stock or partnership units covered by the award. We believe that awards for our executive officers will have the long-term effect of maximizing our stock price and stockholder value.

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

In addition, our executive officers and other employees may also be offered the opportunity to purchase limited partnership units. The Committee and Mr. Lutnick will have the discretion to determine the price of any purchase right for partnership units, which may be set at preferential or historical prices that are less than the prevailing market price of our Class A common stock.

Our Compensation Committee has established special quarterly award opportunities under our Equity Plan pursuant to which our executive officers, including in the case of Mr. Lutnick pursuant to the policy discussed below, could be granted restricted stock, exchange rights relating to their then-outstanding non-exchangeable limited partnership units awarded under the Participation Plan, and/or have such units settled through a cash settlement award based on the market value of a share of Class A common stock, upon the attainment of specified performance goals for the quarter similar to those established for annual bonus award opportunities under the Incentive Plan. In each case, such quarterly award opportunities are subject to the Committee’s determination whether the performance goals for the applicable quarter have been met and, if they have, whether the award opportunity should be paid in the form of a grant of restricted stock, exchange rights and/or settled in cash, or reduced or eliminated through the Committee’s exercise of negative discretion.

Although the quarterly performance goals were met with respect to all four quarters of 2015, our Compensation Committee, in the exercise of its negative discretion, elected not to grant any exchange rights and/or cash settlement awards under our Equity Plan to our executive officers pursuant to the quarterly award opportunities for the first, second, third and fourth quarters of 2015 with respect to any of the then-outstanding non-exchangeable limited partnership units that had previously been awarded to the executive officers under the Participation Plan.

In December 2010, the Audit Committee and the Compensation Committee approved a policy that gives Mr. Lutnick the same right, subject to certain conditions, to accept or waive opportunities that have previously been offered, or that may be offered in the future, to other executive officers to participate in any opportunity to monetize or otherwise provide liquidity with respect to some or all of their non-exchangeable limited partnership units. The policy was amended in October 2013 to make clear that the policy would also include opportunities offered to other executive officers to accelerate the lapse of or eliminate any restrictions on transferability with respect to restricted stock. Under the policy, as amended, Mr. Lutnick shall have the right to accept or waive in advance an opportunity to participate in any opportunity that the Company may offer to any other executive officer (i) to have some or all of such officer’s outstanding non-exchangeable units redeemed for other non-exchangeable units, (ii) to have some or all of such officer’s non-exchangeable units received upon such redemption either redeemed by BGC Holdings for cash equal to the price offered to any other executive officers or, with the concurrence of Cantor, granted exchange rights for shares of our Class A common stock, or (iii) to accelerate the lapse of or eliminate any restrictions on transferability with respect to shares of restricted Class A common stock. In each case, Mr. Lutnick’s right to accept or waive any opportunity offered to him to participate in any such opportunity shall be cumulative and shall be equal to the greatest proportion of outstanding units or the greatest percentage of shares of restricted stock with respect to which any other executive officer has been or is offered any such opportunity.

Under this policy, in February 2016, Mr. Lutnick accepted this opportunity with respect to a cumulative aggregate of 2,127,648 rights available to him under the policy (which amount included the lapse of restrictions with respect to 235,357 shares of restricted stock held by him), which were all of such rights available to him at such time. These rights may result in grants to him of exchange rights/cash settlement awards or the acceleration of the lapse of restrictions on transferability of restricted stock owned by him in the event of a future triggering event under the policy.

Timing of Awards

Equity and partnership awards to our executive officers that are in payment of Incentive Plan or discretionary bonuses are typically granted annually in conjunction with our Compensation Committee’s review of Company and individual performance of our executive officers, although interim grants may be considered and approved from time to time. The Committee’s annual review generally takes place at year-end meetings, which are generally held in January or February of each year, although the reviews may be held at any time and from time to time throughout the year. From time to time, grants to executive officers may be made on a mid-year or other basis in the event of business developments, changing compensation requirements or other factors, in the discretion of the Committee. As noted above, our Compensation Committee has established special quarterly incentive performance goals for executive officers with respect to special award opportunities for the grant of exchange rights and/or cash settlement awards under the Equity Plan relating to outstanding non-exchangeable limited partnership units awarded under the Participation Plan.

Our policy in recent years has generally been to award year-end grants to executive officer recipients by the end of the calendar year or shortly thereafter, with grants to non-executive employees occurring closer to the end of the first quarter of the following year. Grants, if any, to newly hired employees are effective on the employee’s first day of employment. In addition, from time to time the Company may offer compensation enhancements or modifications to employees that it does not offer to its executive officers.

The exercise price of all stock options is set at the closing price of our Class A common stock on Nasdaq on the date of grant. As discussed above, with respect to limited partnership units and other equity or partnership awards, grants may be made based on a dollar value, with the number of units or shares determined by reference to the market price of our Class A common stock on the date of grant, or based on a specified number of awards.

Partnership Redemptions and Compensation Restructurings

During 2014 and 2015, we continued a global partnership redemption and compensation restructuring program to enhance our employment arrangements by leveraging our unique partnership structure. Under this program, participating partners generally agreed to extend the lengths of their employment agreements, to accept a larger portion of their compensation in limited partnership units and to other contractual modifications sought by us. Also as part of this program, we redeemed limited partnership units for cash and/or other units or shares of stock, including restricted stock (subject to accelerated lapse of restrictions), and granted exchange rights relating to certain non-exchangeable units.

Global Partnership Restructuring Program

Beginning at the end of the second quarter of 2013, we redeemed or exchanged approximately 76 million units from the partners of BGC Holdings as part of our “Global Partnership Restructuring Program.” Pursuant to this Program, we granted approximately 44 million shares of Class A common stock (including restricted stock). We were motivated to implement the Global Partnership Restructuring Program in order to reward those who provide service to us and our subsidiaries, and to provide enhanced retention incentives to such employees, reduce our fully diluted share count and allow us to take advantage of certain tax efficiencies.

The shares of restricted stock granted to the executive officers generally have all of the rights of a holder of shares of Class A common stock, including (i) the right to vote such shares, (ii) the right to receive any declared dividends, and (iii) the rights available to all holders of Class A common stock upon any merger, consolidation, reorganization, liquidation or dissolution, stock split-up, stock dividend or recapitalization undertaken by the Company, subject to any restrictions relating to the restricted stock set forth at the time in the applicable transaction documents. The shares of restricted stock will become transferable in 10 years, subject to acceleration. The shares of restricted stock are not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company or other risk of forfeiture, except that the shares are subject to forfeiture (if not then already transferable) if the executive officer competes during his service or employment term or during the four years thereafter.

In addition, in connection with the Global Partnership Restructuring Program, Messrs. Lynn, Windeatt and Sadler received 221,996 LPUs, 42,676 LPUs, and 18,523 LPUs, respectively, to temporarily replace units that holders of LPUs are required to have redeemed upon any acquisition or disposition of LPUs. As a result, these U.K.-based executive officers received additional LPUs equivalent to 9.75% of each of their non-exchangeable units that were redeemed in the Global Partnership Restructuring Program. Upon any sale or other transfer by such executive officers of shares of restricted stock, a proportional number of these LPUs will be redeemed for zero by BGC Holdings. These units are not expected to be made exchangeable into shares of Class A common stock.

On January 21, 2014, the Compensation Committee approved the acceleration of the lapse of restrictions with respect to an aggregate of 1,254,723 shares of restricted stock held by our executive officers as follows: Mr. Lutnick, 628,872 shares; Mr. Lynn, 424,347 shares; Mr. Merkel, 14,689 shares; Mr. Windeatt, 146,483 shares; and Mr. Sadler, 39,972 shares. The Compensation Committee authorized the Company to repurchase any or all of such shares from the executive officers at a price of $6.51 per share, which was the closing price of our Class A common stock on January 21, 2014, with the following executive officers selling the following number of shares to the Company: Mr. Lynn, 424,347 shares; Mr. Merkel, 14,689 shares; Mr. Windeatt, 157,833 shares (of which 146,843 shares were previously restricted and an additional 10,990 freely tradable shares); and Mr. Sadler, 39,972 shares.

On February 5, 2014, certain executive officers elected to sell, and we agreed to purchase, an aggregate of 636,841 shares of Class A common stock from such executive officers at a price of $6.51 per share as follows: Mr. Lynn, 424,347 shares; Mr. Merkel, 157,833 shares (of which 146,843 shares were previously restricted and an additional 10,990 freely tradable shares); and Mr. Sadler, 39,972 shares.

On December 5, 2014, the Compensation Committee approved the acceleration of the lapse of restrictions on transferability and the Company’s repurchase of 42,500 shares of restricted stock from Mr. Windeatt at a price of $8.75 per share for an aggregate of $371,875. In connection with this transaction, 6,377 of Mr. Windeatt’s LPUs were redeemed for zero.

On January 30, 2015, the Compensation Committee approved the acceleration of the lapse of restrictions on transferability with respect to an aggregate of 598,904 shares of restricted stock held by our executive officers as follows: Mr. Lynn, 455,733 shares; Mr. Merkel, 16,354 shares; Mr. Windeatt, 95,148 shares; and Mr. Sadler, 31,669 shares. On January 30, 2015, these executives sold these shares to us at $7.83 per share. In connection with such sales, an aggregate of 87,140 of LPUs were redeemed for zero as follows: Mr. Lynn, 68,381 units; Mr. Windeatt, 14,277 units; and Mr. Sadler 4,752 units.

On February 24, 2016, the Compensation Committee approved the acceleration of the lapse of restrictions on transferability with respect to 612,958 shares of restricted stock held by our executive officers as follows: Mr. Lynn, 431,782 shares; Mr. Merkel, 150,382 shares; and Mr. Sadler, 30,794 shares. On February 24, 2016, Messrs. Lynn and Sadler sold these shares to us at $8.40 per share, and Mr. Merkel sold 120,000 of such shares to us at $8.40 per share. In connection with such transaction, 64,787 of Mr. Lynn’s and 4,621 of Mr. Sadler’s partnership units were redeemed for zero.

Perquisites

Historically, from time to time, we have provided certain of our executive officers with perquisites and other personal benefits that we believe are reasonable. While we do not view perquisites as a significant element of our executive compensation program, we do believe that they can be useful in attracting, motivating and retaining the executive talent for which we compete. From time to time, these perquisites might include travel, transportation and housing benefits, particularly for executives who live overseas and travel frequently to our other office locations. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for them in appropriate circumstances, and we may consider their use in the future. All present or future practices regarding executive officer perquisites will be subject to periodic review and approval by our Compensation Committee. The perquisites and other personal benefits, if any, provided to such executive officers generally have not had an aggregate incremental cost to us per individual that exceeds $10,000.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, which we refer to as the “CD&A,” set forth in the Company’s Form 10-K/A and in its 2016 Proxy Statement with management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in such Form 10-K/A and Proxy Statement.

Dated: April 29, 2016

THE COMPENSATION COMMITTEE
Stephen T. Curwood, Chairman
John H. Dalton
William J. Moran
Linda A. Bell

EXECUTIVE COMPENSATION

Summary Compensation Table

(a) Name and Principal Position	(b) Year		(c) Salary ($)	(d) Bonus ($)	(e) Stock Awards ($)(2)	(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($)(3)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)	(j) Total ($)
Howard W. Lutnick,	2015	(1)	1,000,000	—	—	—	11,750,000	—	—	12,750,000
Chairman and Chief Executive Officer	2014	(1)	1,000,000	—	—	—	11,750,000	—	—	12,750,000
	2013	(1)	1,000,000	—	—	—	10,000,000	—	—	11,000,000

Shaun D. Lynn,	2015	(1)	1,000,000	—	—	—	7,250,000	—	—	8,250,000
President	2014	(1)	1,000,000	—	—	—	7,250,000	—	—	8,250,000
	2013	(1)	1,000,000	—	—	—	6,000,000	—	—	6,250,000

Stephen M. Merkel,	2015	(1)	1,000,000	—	226,643	—	1,750,000	—	—	3,068,201
Executive Vice President, General Counsel and Secretary	2014	(1)	1,000,000	—	—	—	1,750,000	—	—	2,750,000
	2013	(1)	1,000,000	—	—	—	1,250,000	—	—	2,250,000

Sean A. Windeatt,	2015	(1)	577,500	—	—	—	1,183,965	—	—	1,761,465
Chief Operating Officer(4)	2014	(1)	663,000	—	—	—	1,176,295	—	—	1,839,295
	2013	(1)	586,800	—	—	—	1,029,688	—	—	1,616,488

A. Graham Sadler,	2015	(1)	469,219	—	—	—	663,480	—	—	1,132,699
Chief Financial Officer(5)	2014	(1)	538,688	—	—	—	645,065	—	—	1,183,754
	2013	(1)	469,440	—	—	—	700,188	—	—	1,169,628

(1)	The table does not include matters for 2015, 2014 and 2013 discussed under the heading “Compensation Discussion and Analysis—Global Partnership Restructuring Program” because the shares granted in the Program were fewer than the number of limited partnership units redeemed/exchanged, those units had been granted in partial payment of prior years’ Incentive Plan bonuses that had been reported at full notional value, and the LPU and cash payment adjustments described as part of the Program were incidental adjustments required by the terms of the LPU agreements and the timing of the Program in relation to distributions on units. See “Compensation Discussion and Analysis—Global Partnership Restructuring Program.”
(2)

Column (e) does not include the (i) 4,000,000 NPSUs granted to Mr. Lutnick and 1,000,000 NPSUs granted to Mr. Merkel in 2014, or (ii) 4,000,000 NPSUs granted to Mr. Lutnick and 1,000,000 NPSUs granted to Mr. Lynn in 2015, in each case, because they did not represent a right to acquire shares of Class A common stock and they had no grant date fair value for accounting purposes. Of the NPSUs granted to Mr. Merkel in 2014, (a) on January 1, 2015

142,857 of such NPSUs converted into 78,571 PSUs and 64,286 PPSUs, of which 5,607 PSUs and 4,588 PPSUs were made exchangeable and repurchased by the Company at the average price of shares of Class A common stock under our Controlled Equity Offering less 2%, or $91,558; and (b) on July 27, 2015, certain of the converted NSPUs were made exchangeable into 8,536 PSUs and 6,983 PPSUs, which were repurchased by the Company on October 29, 2015 as to (i) 8,536 PSUs at a price of $8.34 per share, the closing price of the Class A common stock on the date the Company approved the transaction, and (ii) 6,983 PPSUs at a price of $9.15 per share, the closing price of the Class A common stock on December 31, 2014.
(3)	The amounts in column (g) reflect the bonus awards to the named executive officers under our Incentive Plan. For 2015, Mr. Lutnick’s Incentive Plan bonus was paid $3,000,000 in cash and $8,750,000 in the form of 750,000 non-exchangeable PSUs and 291,667 non-exchangeable PPSUs; Mr. Lynn’s Incentive Plan bonus was paid $7,250,000 in the form of 621,429 non-exchangeable LPUs and 241,667 non-exchangeable PLPUs; Mr. Merkel’s Incentive Plan bonus was paid $1,750,000 in the form of 114,583 non-exchangeable PSUs and 93,750 non-exchangeable PPSUs; Mr. Windeatt’s Incentive Plan bonus was paid $1,183,965 (£850,000) in the form of 105,188 non-exchangeable LPUs and 40,906 non-exchangeable PLPUs; Mr. Sadler’s Incentive Plan bonus was paid $663,480 (£450,000) in the form of 55,688 non-exchangeable LPUs and 21,656 non-exchangeable PLPUs.

For 2014, Mr. Lutnick’s Incentive Plan bonus was paid $3,000,000 in cash and $8,750,000 in the form of 614,623 non-exchangeable PSUs and 502,874 non-exchangeable PPSUs; Mr. Lynn’s Incentive Plan bonus was paid $7,250,000 in the form of 666,667 non-exchangeable LPUs and 259,259 non-exchangeable PLPUs; Mr. Merkel’s Incentive Plan bonus was paid $825,000 in cash and $925,000 in the form of 64,974 non-exchangeable PSUs and 53,161 non-exchangeable PPSUs; Mr. Windeatt’s Incentive Plan bonus was paid $1,026,500 (£625,000) in the form of 107,854 non-exchangeable LPUs and 41,943 non-exchangeable PLPUs; Mr. Sadler’s Incentive Plan bonus was paid $698,020 (£425,000) in the form of 73,341 non-exchangeable LPUs and 28,521 non-exchangeable PLPUs.

(4)	For 2015, Mr. Windeatt’s base salary was £400,000, and the $577,500 base salary reflected in the table was calculated using an exchange rate of 1.44375, the exchange rate in effect as of February 11, 2016. For 2014, Mr. Windeatt’s base salary was £400,000, and the $663,000 base salary reflected in the table was calculated using an exchange rate of 1.6575, the average rate in effect for the period.
(5)	For 2015, Mr. Sadler’s base salary was £325,000, and the $469,219 base salary reflected in the table was calculated using an exchange rate of 1.44375, the exchange rate in effect as of February 11, 2016. For 2014, Mr. Sadler’s base salary was £325,000, and the $538,688 base salary reflected in the table was calculated using an exchange rate of 1.6575, the average rate in effect for the period.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers in 2015:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
		Threshold ($)	Target ($)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)
Howard W.Lutnick	1/1/15	—	—	25,000,000	—	—	—	—	—	—	—
Shaun D. Lynn	1/1/15	—	—	25,000,000	—	—	—	—	—	—	—
Stephen M. Merkel	1/1/15	—	—	25,000,000	—	—	—	25,714	—	—	226,643
Sean A. Windeatt	1/1/15	—	—	25,000,000	—	—	—	—	—	—	—
A. Graham Sadler	1/1/15	—	—	25,000,000	—	—	—	—	—	—	—

(1)	The amounts in column (e) reflect the maximum possible individual payment under our Incentive Plan. During 2015, there were no specific minimum and target levels under the Incentive Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan for 2015, and our Compensation Committee retained negative discretion to award less than this amount even if the Performance Goals were met. Actual amounts paid to each named executive officer for 2015 are set forth in column (g) of the Summary Compensation Table.
(2)	Columns (i) and (1) do not include the 4,000,000 NPSUs granted to Mr. Lutnick and 1,000,000 NPSUs granted to Mr. Lynn in 2015 because they did not represent a right to acquire shares of Class A common stock and they had no grant date fair value for accounting purposes. On January 1, 2015, 142,857 of Mr. Merkel’s NPSUs granted in 2014 converted into 78,571 PSUs and 64,286 PPSUs, of which 5,607 PSUs and 4,588 PPSUs were made exchangeable and repurchased by the Company at the average closing price of shares of Class A common stock sold under our Controlled Equity Offering less 2%, or $91,558. On July 27, 2015, certain of the converted NSPUs awarded to Mr. Merkel in 2014 were made exchangeable into 8,536 PSUs and 6,983 PPSUs, which were repurchased by the Company on October 29, 2015 as to (i) 8,536 PSUs at a price of $8.34 per share, the closing price of the Class A common stock on the date the Company approved the transaction, and (ii) 6,983 PPSUs at a price of $9.15 per share, the closing price of the Class A common stock on December 31, 2014.

Outstanding Equity Awards at Fiscal Year End

The following table shows all unexercised options held by each of the named executive officers as of December 31, 2015:

Option Awards						Grant Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable (1)	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#) (2)	(h) Market Value of Shares or Units of Stock That Have Not Vested (2)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	250,000	—	—	8.42	8/22/2016	—	—	—	—
	800,000	—	—	8.80	12/15/2016	—	—	—	—
	1,000,000	—	—	10.82	12/28/2017	—	—	—	—
Shaun D. Lynn	—	—	—	—	—	—	—	—	—
Stephen M. Merkel	—	—	—	—	—	—	—	—	—
Sean A. Windeatt	—	—	—	—	—	—	—	—	—
A. Graham Sadler	—	—	—	—	—	—	—	—	—

(1)	All options listed above are fully vested.
(2)	No exchangeable units were held by the named executive officers as of December 31, 2015. Does not include the following shares of restricted stock held at December 31, 2015 because such restricted stock is not subject to a risk of forfeiture: Mr. Lynn, 167,654 and Mr. Sadler, 21,010. Non-exchangeable limited partnership units held as of December 31, 2015 (including NPSUs) were as follows: Mr. Lutnick, 6,035,011 units; Mr. Lynn, 2,270,069 units; Mr. Merkel, 681,625 units, and Mr. Windeatt, 216,019 units.

Option Exercises and Stock Vested

During 2015, no options were exercised and no stock vested for the named executive officers.

Potential Payments upon Change in Control

The following table provides information regarding the estimated amounts payable to the named executive officers listed below, upon either termination or continued employment if a change in control had occurred on December 31, 2015 under their change of control and other agreements, described below, in effect on December 31, 2015 (including NPSUs granted and Incentive Plan bonuses paid for 2015) and using the closing market price of our Class A common stock as of December 31, 2015. All amounts are subject to the specific terms and conditions set forth in the applicable change of control or other agreements:

Name	Base Salary ($)		Bonus ($)	Vesting of Equity Compensation ($)(1)	Welfare Benefit Continuation ($)	Tax Gross-Up Payment ($)	Total ($)(1)
Howard W. Lutnick
Termination of Employment	2,000,000		23,500,000		51,755	14,943,772	40,995,527
Extension of Employment	1,000,000		11,750,000	—	—	6,199,986	18,949,986
Shaun D. Lynn
Termination of Employment	2,000,000		14,500,000	—	6,335	—	16,506,335
Extension of Employment	1,000,000		7,250,000	—	—	—	8,250,000
Stephen M. Merkel
Termination of Employment	2,000,000		3,500,000	—	51,755	2,791,706	8,343,461
Extension of Employment	1,000,000		1,750,000	—	—	907,733	3,657,733
Sean A. Windeatt
Termination of Employment	1,179,520		2,405,840	—	6,335	—	3,591,695
Extension of Employment	577,500	(2)	1,202,920	—	—	—	1,780,420

(1)	Upon a change in control at December 31, 2015, Messrs. Lutnick, Lynn, and Merkel would have had the right to receive (i) the conversion of any unconverted NPSUs into PSUs/PPSUs or LPUs/PLPUs; (ii) grants of immediately exchangeable exchange rights with respect to any non-exchangeable limited partnership units that would be eligible to be granted exchange rights held by them immediately prior to a change in control, and (iii) the immediate lapse of any restrictions on transferability of any shares of restricted stock held by them at such time. Mr. Windeatt would have had the rights to receive (ii) and (iii) above. In each case, the units exclude any units subject to redemption for zero or for cash in accordance with applicable agreements.

At December 31, 2015, Messrs. Lutnick, Lynn, Merkel and Windeatt held the following numbers of non-exchangeable limited partnership units (including NPSUs): Mr. Lutnick, 6,035,011 units; Mr. Lynn, 2,270,069 units, Mr. Merkel, 681,625 units, and Mr. Windeatt, 216,019 units. Based on the closing price of the Class A common stock of $9.66 on December 31, 2015, the value of the shares underlying such grants of exchange rights would have been as follows: Mr. Lutnick, $58,296,206; Mr. Lynn, $21,928,867, Mr. Merkel, $6,584,498 and Mr. Windeatt, $2,086,744.

At December 31, 2015, Messrs. Lynn and Sadler held the following numbers of shares of restricted stock that were subject only to restrictions on transferability: Mr. Lynn, 167,654, and Mr. Sadler, 21,010.

Based on the closing price of the Class A common stock of $9.66 on December 31, 2015, the value of the shares would have been as follows: Mr. Lynn, $1,619,537, and Mr. Sadler, $202,957.

(2)	For 2015, Mr. Windeatt’s base salary was £400,000, and the $577,500 base salary reflected in the table was calculated using an exchange rate of 1.44375, the exchange rate in effect as of February 11, 2016.

Change in Control Agreements

On August 3, 2011, each of Messrs. Lutnick and Merkel entered into an amended and restated Change in Control Agreement with us, which we refer to as the “Change in Control Agreements,” providing that, upon a change in control, all stock options, RSUs, restricted stock, and other awards based on shares of Class A common stock held by them immediately prior to such change in control shall vest in full and become immediately exercisable, and all limited partnership units in BGC Holdings shall, if applicable, vest in full and be granted immediately exchangeable exchange rights for shares of Class A common stock. The amended and restated Change in Control Agreements also clarify the provisions relating to the continuation of medical and life insurance benefits for two years following termination or extension of employment, as applicable.

Under the Change in Control Agreements, if a change in control of the Company occurs (which will occur in the event that Cantor or one of its affiliates ceases to have a controlling interest in us) and Mr. Lutnick or Mr. Merkel elects to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to two times his annual base salary and the annual bonus paid or payable by us for the most recently completed year, including any bonus or portion thereof that has been deferred, and receive medical benefits for two years after the termination of his employment (provided that, if Mr. Lutnick or Mr. Merkel becomes re-employed and is eligible to receive medical benefits under another employer-provided plan, the former medical benefits will be secondary to the latter). If a change in control occurs and Mr. Lutnick or Mr. Merkel does not so elect to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred, and receive medical benefits, provided that in the event that, during the three-year period following the change in control, such executive officer’s employment is terminated by us (other than by reason of his death or disability), he will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred. The Change in Control Agreements further provide for certain tax gross-up payments, provide for no duty of Mr. Merkel or Mr. Lutnick to mitigate amounts due by seeking other employment and provide for payment of legal fees and expenses as a result of any dispute with respect to the Agreements. The Change in Control Agreements further provide for indemnification of Mr. Lutnick and Mr. Merkel in connection with a challenge thereof. In the event of death or disability, or termination in the absence of a change in control, such executive officer will be paid only his accrued salary to the date of death, disability, or termination. The Change in Control Agreements are terminable by the Company upon two years’ advance notice on or after April 1, 2018.

As discussed above, NPSUs were granted to Mr. Merkel in 2014 and 2016 and Mr. Lutnick in 2014, 2015 and 2016. Upon a change in control under the Change in Control Agreements, any unvested NPSUs shall vest in full into vested exchangeable PSUs/PPSUs. See “Compensation Discussion and Analysis – Equity Plan and Participation Plan Awards.”

Employment Agreements and Deeds of Adherence

In December 2012, Messrs. Lynn, Windeatt and Sadler, our executive officers who are resident in the U.K., as well as many of our other former employees in the U.K., became members of the U.K. Partnership. Messrs. Lynn, Windeatt and Sadler also continue to serve as our executive officers, though it is intended that the majority of their day-to-day activities will be performed as members of the U.K. Partnership. As members of the U.K. Partnership, members render services to us as partners following their execution of Deeds of Adherence to the U.K. Partnership. Members receive Allocated Monthly Advance Drawings, which we refer to as “Drawings,” which are comparable to the salary payments under prior employment agreements, and are eligible for discretionary allocations of the U.K. Partnership’s profits. Any such Drawings or allocations, as well as any equity or partnership grants, are subject to the direction and control of our Compensation Committee and, in the case of allocations and equity or partnership grants, are made under the Participation Plan, the Incentive Plan and the Equity Plan. Upon termination of their employment contracts, members in the U.K. had their outstanding PSUs redeemed. In connection with their participation in the new U.K. Partnership, U.K. members are issued LPUs and PLPUs. The U.K. Partnership is intended to improve the flexibility of our operating model in the U.K. and also to make certain benefits available to us and the relevant individuals from a U.K. employment, tax and regulatory perspective. We intend that LPUs and PLPUs, and NPSUs convertible into LPUs/PLPUs, will be used for the benefit of the U.K. Partnership members in future periods. Our Compensation Committee continues to review the performance and determine the compensation of the U.K. executive officers under its compensation philosophy and processes.

Mr. Lynn entered into an employment agreement with BGC Brokers L.P. on March 31, 2008, as amended on March 26, 2010 and August 3, 2011, which we refer to as the “Lynn Employment Agreement.” The Lynn Employment Agreement had an initial six-year term and was subject to automatic extension for successive periods of one year each on the same terms and conditions unless either BGC Brokers or Mr. Lynn provided notice of non-renewal.

Pursuant to the Lynn Employment Agreement, Mr. Lynn received a base salary of at least $1,000,000 per year with a target bonus for each year during the term of the Agreement, including any discretionary and Incentive Plan bonuses, of 300% of base salary, and was eligible to receive awards under the Equity Plan. To the extent that he was eligible to receive a bonus, the first $1,000,000 of such bonus would be paid in cash, with the remainder, if any, to be paid in cash or a contingent non-cash grant, as determined by the Compensation Committee, which could be in the form of PSUs or other BGC Holdings partnership units with a value to be determined by reference to the closing price of our Class A common stock on the date of grant. The Agreement contained certain provisions to be triggered in the event of a change in control of the Company consistent with the provisions described below and included in the Lynn Deed (defined below), as well as other terms and conditions which are generally consistent with the Lynn Deed as described below.

On December 31, 2012, Mr. Lynn’s employment with BGC Brokers terminated, and he executed a deed of adherence as a member of the U.K. Partnership. Mr. Lynn continues to serve as President of BGC Partners and serve as an officer and director of various subsidiaries.

Effective as of January 7, 2013, Mr. Lynn executed an amended and restated deed of adherence to the U.K. Partnership, which we refer to as the “Lynn Deed.” Under the Lynn Deed, Mr. Lynn’s membership in the U.K. Partnership is for a minimum initial period ending March 31, 2014 and is subject to extension for successive periods of one year each on the same terms and conditions unless either the U.K. Partnership or Mr. Lynn provides notice of non-renewal. In March 2013, the Lynn Deed was amended to provide for termination on 12-months’ notice.

Pursuant to the Lynn Deed, Mr. Lynn is entitled to certain payments in amounts that are comparable to those that he was paid under the Lynn Employment Agreement, including Drawings in the aggregate amount of $1,000,000 per year ($83,333 per month), which shall be reviewed by the Compensation Committee annually. Mr. Lynn is also eligible for additional allocations of the U.K. Partnership’s profits, subject to the approval of the Compensation Committee, comparable to his bonus award opportunities under the Lynn Employment Agreement. Any such additional allocation is subject to the satisfactory achievement by Mr. Lynn of such performance goals as may be established by the Compensation Committee under the Incentive Plan or the Equity Plan in its discretion from time to time, and the target allocation for each annual financial period is 300% of his aggregate Drawings for such period. To the extent that Mr. Lynn is eligible to receive a U.K. Partnership allocation, the first $1,000,000 of such allocation shall be paid in cash, with the remainder, if any, to be paid in cash or a contingent non-cash grant, as determined by the Compensation Committee, which could be in the form of LPUs, PLPUs or other BGC Holdings partnership units or award types with a value to be determined by reference to the closing price of the Company’s Class A common stock on the date of grant. For 2013, Mr. Lynn waived the provision requiring that the first $1,000,000 of such allocation be paid in cash.

In the event of a change in control of the U.K. Partnership (which will occur if BGC Partners, Inc. is no longer controlled by Cantor or a person or entity controlled by, controlling or under common control with Cantor), the individual or entity that acquires control would have the option to either extend the term of Mr. Lynn’s membership in the U.K. Partnership for a period of three years from the date the change in control took effect (if the remaining term of the Lynn Deed at the time of the change in control is less than three years), or to terminate Mr. Lynn’s membership. If the membership period is extended, Mr. Lynn will be entitled to receive an amount equal to his aggregate annual Drawings for the most recent full 12-month financial period in addition to any other allocation that Mr. Lynn would have been entitled to under the Lynn Deed. In addition, in the event that Mr. Lynn remains a member in the U.K. Partnership on the second anniversary of the change in control (unless he is not engaged on such date solely as a result of termination by the continuing company under circumstances that constitute a fundamental breach of contract by it) and has not materially breached the Lynn Deed, Mr. Lynn will receive an additional payment equal to the payment he received at the time of the change in control. If Mr. Lynn’s membership is terminated, he is entitled to receive two times his aggregate allocation amount under the Lynn Deed for the most recent full financial period in full and final settlement of all claims. In each case, if applicable, he will receive full vesting and immediate exchangeability of all options, RSUs, restricted stock, LPUs, PLPUs and any other BGC Holdings partnership units (unless otherwise provided in the applicable award agreement and including any such awards or units issued to him in connection with or related to such change in control). He is also entitled to welfare benefit continuation for two years and a pro rata discretionary profits allocation for the year of termination. The Lynn Deed also contains provisions with respect to suspension, consequences of removal, payments in the event of illness or disability and various restrictive covenants.

As discussed above, NPSUs were granted to Mr. Lynn in 2015. Upon a change in control under the Lynn Deed, any unvested NPSUs shall vest in full into vested exchangeable LPUs/PLPUs. See “Compensation Discussion and Analysis – Equity Plan and Participation Plan Awards.”

Mr. Windeatt had a standard employment agreement with BGC Brokers pursuant to which he was initially paid £200,000 per year. His base salary was raised to £275,000 as of January 1, 2010, £325,000 as of January 1, 2011, £375,000 ($582,750 as of January 1, 2012) and £400,000 ($663,000 as of January 1, 2014) and remains at £400,000 ($589,760 as of January 1, 2016). He was also eligible for discretionary and Incentive Plan bonuses and Equity Plan awards. In 2010, Mr. Windeatt also received a car allowance, a car insurance allowance, and an apartment lease in an aggregate amount of £58,667, but such arrangements were terminated at the end of 2010.

On December 31, 2012, Mr. Windeatt’s employment with BGC Brokers terminated, and he executed a deed of adherence as a member of the U.K. Partnership. Mr. Windeatt continues to serve as Chief Operating Officer of BGC Partners, Inc. and serve as an officer of various subsidiaries. Effective January 22, 2014, Mr. Windeatt executed an amended and restated deed of adherence to the U.K. Partnership, which we refer to as the “Windeatt Deed.” Under the Windeatt Deed, Mr. Windeatt’s membership in the U.K. Partnership is terminable on three-months’ notice to a minimum period of up to and including December 31, 2018 (the “Initial Period”). Thereafter, the term will extend automatically for successive one-year periods (the “Renewal Period”), in which case Mr. Windeatt’s membership would terminate upon the expiration of the Initial Period or any Renewal Period.

Pursuant to the Windeatt Deed, Mr. Windeatt is entitled to certain payments in amounts that are comparable to those that he was paid under his prior deed of adherence, including Drawings in the aggregate amount of £400,000 per year (£33,333 per month), which shall be reviewed by the Compensation Committee annually and remains at £400,000 ($589,760 as of January 1, 2016). Mr. Windeatt is also eligible for additional allocations of the U.K. Partnership’s profits, subject to the approval of the Compensation Committee. Any such allocation is subject to the satisfactory achievement by Mr. Windeatt of such performance goals as may be established by the Compensation Committee under the Incentive Plan or the Equity Plan in its discretion from time to time.

The Windeatt Deed extends the period that Mr. Windeatt may (i) not compete with the U.K. Partnership or its affiliates or solicit clients or counterparties of the U.K. Partnership or any affiliate from six months to a period of 18 months after his termination, and (ii) not solicit members or employees of the U.K. Partnership or any affiliate to leave their employment of or to discontinue the supply of his or her services to the U.K. Partnership or any affiliate from a period of 12 months to a period of 48 months after his termination.

In the event of a change of control of the U.K. Partnership (which will occur if the Company is no longer controlled by Cantor or a person or entity controlled by, controlling or under common control with Cantor), the individual or entity that acquires control would have the option to either extend the term of Mr. Windeatt’s membership in the U.K. Partnership for a period of three years from the date the change of control took effect (if the remaining term of the Windeatt Deed at the time of the change of control is less than three years), or to terminate Mr. Windeatt’s membership. If the membership period is extended, Mr. Windeatt will be entitled to receive an amount equal to his aggregate profit allocation for the most recent full 12-month financial period (£400,000 in salary and any bonus paid) in addition to any other allocation that Mr. Windeatt would have been entitled to under the Windeatt Deed. In addition, in the event that Mr. Windeatt remains a member in the U.K. Partnership on the second anniversary of the change of control (unless he is not engaged on such date solely as a result of termination by the continuing company under circumstances that constitute a fundamental breach of contract by it) and has not materially breached the Windeatt Deed, Mr. Windeatt will receive an additional payment equal to the payment he received at the time of the change of control. If Mr. Windeatt’s membership is terminated, he is entitled to receive two times his aggregate profit allocation under the Windeatt Deed for the most recent full financial period in full and final settlement of all claims.

In each case, Mr. Windeatt will receive full vesting and immediate exchangeability of all options, RSUs, restricted stock, LPUs, PLPUs and any other BGC Holdings partnership units held by Mr. Windeatt at the time of the change of control (but excluding certain units that were are granted solely for the purpose of participation in BGC Holdings quarterly distributions and will be redeemed for zero) into either shares of Company Class A common stock or cash to the extent that any partnership units, such as PLPUs, cannot be exchanged into shares. Mr. Windeatt is also entitled to a continuation of benefits (e.g., health insurance) for two years and a pro rata discretionary profit allocation for the year of termination.

In further consideration of his execution of the Windeatt Deed, Mr. Windeatt was permitted to immediately sell 30% of his restricted Class A common stock (an aggregate of 85,347 shares), which shares were repurchased by the Company on February 5, 2014.

Mr. Sadler entered into a standard U.K. employment agreement, which we refer to as the “Sadler Employment Agreement,” with Tower Bridge International Services L.P., the service company controlled by us, effective December 2008. The Sadler Employment Agreement had no term and was terminable by either party on three-months’ notice. Pursuant to the Sadler Employment Agreement, Mr. Sadler initially received a base salary of at least £200,000 per year, and was eligible for discretionary and Incentive Plan bonuses and Equity Plan awards. His base salary was raised to £275,000 as of January 1, 2010, £300,000 ($466,200 as of January 1, 2012), and £325,000 ($538,688 as of January 1, 2014).

On December 31, 2012, Mr. Sadler’s employment with Tower Bridge terminated, and he executed a deed of adherence as a member of the U.K. Partnership, which we refer to as the “Sadler Deed.” At such time, Mr. Sadler continued to serve as Chief Financial Officer of BGC Partners, Inc. and as an officer of various subsidiaries.

Under the Sadler Deed, Mr. Sadler’s membership in the U.K. Partnership is terminable on three-months’ notice. Pursuant to the Sadler Deed, Mr. Sadler is entitled to certain payments in amounts that are comparable to those that he was paid under the Sadler Employment Agreement, including Drawings in the aggregate amount of £325,000 per year ($479,180 as of January 1, 2016), which shall be reviewed by the Compensation Committee annually. Mr. Sadler is also eligible for allocations of the U.K. Partnership’s profits, subject to the approval of the Compensation Committee. Any such allocation is subject to the satisfactory achievement by Mr. Sadler of such performance goals as may be established by the Compensation Committee under the Incentive Plan or the Equity Plan in its discretion from time to time.

On April 4, 2016, Mr. Sadler retired from his position as our Chief Financial Officer as of April 4, 2016.

On April 4, 2016, Mr. McMurray commenced his employment with the Company as our Chief Financial Officer, and he executed a deed of adherence as a member of our U.K. Partnership, which we refer to as the “McMurray Deed.” Under the McMurray Deed, Mr. McMurray’s membership in the U.K. Partnership is terminable on six-months’ notice. Pursuant to the McMurray Deed, he is entitled to receive a base draw of £325,000 ($464,444 as of April 4, 2016). He is also entitled to an upfront payment of up to £100,000 ($142,905 as of April 4, 2016) in cash, which is subject to repayment under certain circumstances. Mr. McMurray will also be entitled to receive a bonus allocation of the U.K. Partnership’s profits payable in April 2017, absent his earlier termination for cause or resignation, in the amount of £425,000 ($607,346 as of April 4, 2016), which will be payable in the form of cash, non-cash (e.g., partnership units) or a combination thereof. Mr. McMurray will be eligible for a discretionary profit allocation, subject to the satisfactory achievement by Mr. McMurray of such performance goals as may be established by the Company’s Compensation Committee. Pursuant to the McMurray Deed, Mr. McMurray may (i) not compete with the U.K. Partnership or any affiliates or solicit clients or counterparties of the U.K. Partnership or any affiliate for 12 months after his termination, and (ii) not solicit members or employees of the U.K. Partnership or any affiliate to leave their employment with, or to discontinue the supply of their services to, the U.K. Partnership or any affiliate for 24 months after his termination.

On April 27, 2016, Mr. McMurray entered into an agreement with the Company providing for four future awards of partnership units in BGC Holdings, having an aggregate notional value of £500,000 ($758,800 on April 27, 2016). Units having a notional value of £83,333 ($126,541 on April 27, 2016) will be granted on each of January 1, 2017, 2018 and 2019, and units having a notional value of £250,000 ($379,625 on April 27, 2016) will be granted on January 1, 2020, in each case in accordance with customary grant documentation, subject to applicable termination and other provisions of the U.K. Partnership Agreement, and adjustments set forth in the applicable agreement. All such units will be immediately exchangeable into the Company’s Class A common stock on the date of grant and cash may be paid by the Company in lieu of the grant of such units. The number of units granted will be determined based on the closing price of the Company’s Class A common stock on the trading day prior to each of the foregoing grant dates.

Compensation of Directors

Directors who are also our employees do not receive additional compensation for serving as director. Effective in 2015, the compensation schedule for our non-employee directors was as follows: the annual cash retainer was increased to $50,000 from $35,000, the annual stipend for the chair of our Compensation Committee was $10,000, and the annual stipend for the chair of our Audit Committee was $20,000. We also paid $2,000 for each meeting of our Board of Directors and $1,000 for each meeting of a committee of our Board actually attended, whether in person or by telephone.

Effective as of the date of our 2016 Annual Meeting, the annual cash retainer will be increased to $100,000 from $50,000, the annual stipend for the chair of our Compensation Committee will be increased to $15,000 from $10,000, and the annual stipend for the chair of our Audit Committee will be increased to $25,000 from $20,000. Under our policy, none of our non-employee directors is paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Non-employee directors may also receive additional per diem fees for services as a director at the rate of $1,000 per day, with a limit of $5,000 per matter, for additional time spent on Board or Committee matters as directed from time to time by the Board, including interviewing candidates and participating in the Company’s diversity recruiting program initiatives. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our Board or committees of our Board on which they serve.

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

Thereafter, we annually grant to each non-employee director RSUs equal to the value of shares of our Class A common stock that could be purchased for $50,000 on the date of his or her re-election in consideration for services provided. These RSUs vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such dates.

The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2015:

(a) Name (1)	(b) Fees Earned or Paid in Cash ($)		(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
John H. Dalton	104,000		50,000	—	—	—	—	154,000
Director
Stephen T. Curwood	130,500	(4)	50,000	—	—	—	—	180,500	(4)
Director
William J. Moran	125,750		50,000	—	—	—	—	175,750
Director
Linda A. Bell	106,000		50,000	—	—	—	—	156,000
Director
Albert M. Weis	89,500		50,000	—	—	—	—	139,000
Former Director(5)

(1)	Howard Lutnick, our Chairman of the Board and Chief Executive Officer, is not included in this table as he is an employee of our Company and thus received no compensation for his services as director. The compensation received by Mr. Lutnick as an employee of our Company is shown in the Summary Compensation Table.

(2)	Reflects the grant date fair value of RSUs granted on June 2, 2015 to each of Messrs. Dalton, Curwood, and Moran, Dr. Bell and Mr. Weis. More information with respect to the calculation of these amounts is included in the footnotes to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K. In 2015, each of Messrs. Dalton, Curwood, and Moran, Dr. Bell and Mr. Weis was granted 5,476 RSUs. As of December 31, 2015, Mr. Dalton had 41,223 RSUs outstanding; Mr. Curwood had 20,016 RSUs outstanding; Mr. Moran had 25,030 RSUs outstanding; Dr. Bell had 23,819 RSUs outstanding; and Mr. Weis had 41,223 RSUs outstanding.
(3)	No options were granted to non-employee directors in 2015. As of December 31, 2015, each non-employee director had the following number of options outstanding: Mr. Dalton, 14,619; Mr. Curwood, 0; Mr. Moran, 0; Dr. Bell, 0; and Mr. Weis, 0.
(4)	Includes a per diem fee of $2,000 received in 2015.
(5)	Mr. Weis resigned from his position as a member of the Board of Directors on November 5, 2015.

Compensation Committee Interlocks and Insider Participation

During 2015, the Compensation Committee of our Board of Directors consisted of Dr. Bell and Messrs. Curwood, Dalton and Moran. All of the members who served on our Compensation Committee during 2015 were independent directors. No member of the Compensation Committee had any relationship with the Company during 2015 pursuant to which disclosure would be required under applicable SEC rules. During 2015, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Compensation Committee or on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 31, 2016 with respect to the beneficial ownership of our Common Equity by: (i) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of any class of our outstanding capital stock, (ii) each of the named executive officers, (iii) each director and (iv) the executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 499 Park Avenue, New York, NY 10022. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for purposes of this table.

As of March 31, 2016, Cantor is obligated to distribute an aggregate of 15,854,009 shares of our Class A consisting of (i) 14,064,735 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,789,274 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares” and, together with the April 2008 distribution rights shares, the “distribution rights shares”), all of which can be distributed within 60 days of March 31, 2016. Certain partners elected to receive their shares and others elected to defer receipt of their shares until a future date. As a result, certain of these distribution rights shares are included both in the number of shares beneficially owned directly by Cantor, and indirectly by CF Group Management, Inc. (“CFGM”) and Mr. Lutnick as a result of their control of Cantor, and in the number of shares beneficially owned directly by CFGM, Mr. Lutnick and the other recipients of distribution rights shares, resulting in substantial duplications in the number of shares set forth in the table below. Once Cantor delivers these 15,854,009 distribution rights shares, these shares will no longer be reflected as beneficially owned directly by Cantor and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor. Instead, beneficial ownership of the shares will only be reported by CFGM and Mr. Lutnick as a result of their direct holdings of the shares, and Mr. Lutnick’s indirect holdings as a result of his control of KBCR Management Partners, LLC (“KBCR”) and LFA LLC (“LFA”), and by the other recipients of the distribution rights shares.

Name	Class B Common Stock				Class A Common Stock
	Shares		%		Shares		%
5% Beneficial Owners(1):
Cantor Fitzgerald, L.P.(2)	69,449,055	(3)	99.9	(4)	101,872,530	(5)	31.6	(6)
CF Group Management, Inc.	69,497,800	(7)	100.0	(4)	104,636,402	(8)	32.3	(9)
The Vanguard Group(1)	—		—		12,847,984		5.3
Executive Officers and Directors(1):
Executive Officers
Howard W. Lutnick	69,497,800	(10)	100.0	(4)	127,559,089	(11)	37.5	(12)
Shaun D. Lynn	—		—		173,022	(13)	*
Stephen M. Merkel	—		—		80,614	(14)	*
Sean A. Windeatt	—		—		—		*
A. Graham Sadler**	—		—		21,010	(15)	*
Steven R. McMurray**	—		—		—		*
Directors
John H. Dalton	—		—		128,743	(16)	*
Stephen T. Curwood	—		—		7,168	(17)	*
William J. Moran	—		—		30,983	(18)	*
Linda A. Bell	—		—		14,771	(19)	*
All executive officers and directors as a group (10 persons)	69,497,800		100.0		128,015,400		37.6	(20)

*	Less than 1% and percentages are based on 236,749,861 shares of our Class A common stock outstanding as of March 31, 2016.
**	On April 4, 2016, Mr. Sadler resigned as Chief Financial Officer, and Mr. McMurray became Chief Financial Officer.

(1)	Based upon information supplied by directors, executive officers and 5% beneficial owners in filings under Sections 13(d) and 16(a) of the Securities Exchange Act of 1934, as amended.
(2)	Cantor has agreed to pledge to us, pursuant to a Pledge Agreement, dated as of July 26, 2007, such number of shares of our Class A common stock and our Class B common stock as equals 125% of the principal amount of the loans outstanding on any given date, as security for loans we agreed to make to Cantor from time to time. In September 2008, we were authorized to increase the amount available under the secured loan and Pledge Agreement with Cantor from up to $100.0 million to all excess cash other than that amount needed for regulatory purposes, and to also accept, as security, pledges of any securities in addition to pledges of Class A common stock and Class B common stock provided for under the original secured loan and Pledge Agreement. As of March 31, 2016, there was no loan amount outstanding, and there were no shares of Class A common stock or Class B common stock pledged under the Pledge Agreement.
(3)	Consists of (i) 34,799,362 shares of our Class B common stock held directly and (ii) 34,649,693 shares of our Class B common stock acquirable upon exchange of BGC Holdings exchangeable limited partnership interests. These exchangeable limited partnership interests held by Cantor are exchangeable with us at any time for shares of our Class B common stock (or, at Cantor’s option, or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments).
(4)	Percentage based on (i) 34,848,107 shares of our Class B common stock outstanding and (ii) 34,649,693 shares of our Class B common stock acquirable upon exchange of BGC Holdings exchangeable limited partnership interests held by Cantor.
(5)	Consists of (i) 16,514,754 shares of our Class A common stock held by Cantor, (ii) 34,799,362 shares of our Class A common stock acquirable upon conversion of 34,799,362 shares of our Class B common stock, and (iii) 50,558,414 shares of our Class A common stock acquirable upon exchange of 50,558,414 BGC Holdings exchangeable limited partnership interests. These amounts include an aggregate of 15,854,009 distribution rights shares consisting of (A) 14,064,735 April 2008 distribution rights shares and (B) 1,789,274 February 2012 distribution rights shares, which may generally be issued to certain Cantor partners upon request, or are scheduled to be distributed within 60 days of March 31, 2016.
(6)	Percentage based on (i) 236,749,861 shares of our Class A common stock outstanding, (ii) 34,848,107 shares of our Class A common stock acquirable upon conversion of 34,848,107 shares of our Class B common stock, and (iii) 50,558,414 shares of our Class A common stock acquirable upon exchange of 50,558,414 BGC Holdings exchangeable limited partnership interests.
(7)	Consists of (i) 48,745 shares of our Class B common stock held by CFGM, (ii) 34,799,362 shares of our Class B common stock held by Cantor, and (iii) 34,649,693 shares of our Class B common stock acquirable upon exchange by Cantor of BGC Holdings exchangeable limited partnership interests. CFGM is the managing general partner of Cantor.
(8)	Consists of (i) 504,255 shares of our Class A common stock held by CFGM, (ii) 48,745 shares of our Class A common stock acquirable upon conversion of 48,745 shares of our Class B common stock held by CFGM, (iii) 2,050,197 April 2008 distribution rights shares held by CFGM, receipt of which has been deferred, (iv) 160,675 February 2012 distribution rights shares, receipt of which has been deferred, (v) 16,514,754 shares of our Class A common stock held by Cantor, (vi) 34,799,362 shares of our Class A common stock acquirable upon conversion of 34,799,362 shares of our Class B common stock held by Cantor, and (vii) 50,558,414 shares of our Class A common stock acquirable upon exchange of 50,558,414 BGC Holdings exchangeable limited partnership interests. These amounts include an aggregate of 15,854,009 distribution rights shares consisting of (A) 14,064,735 April 2008 distribution rights shares and (B) 1,789,274 February 2012 distribution rights shares, which may generally be issued to such partners upon request, or are scheduled to be distributed within 60 days of March 31, 2016.
(9)	Percentage based on (i) 236,749,861 shares of our Class A common stock outstanding, (ii) 34,848,107 shares of our Class A common stock acquirable upon conversion of 34,848,107 shares of our Class B common stock, (iii) 50,558,414 shares of our Class A common stock acquirable upon exchange of 50,558,414 BGC Holdings exchangeable limited partnership interests, (iv) 2,050,197 April 2008 distribution rights shares held by CFGM, receipt of which has been deferred, and (v) 160,675 February 2012 distribution rights shares held by CFGM, receipt of which has been deferred.
(10)	Consists of (i) 48,745 shares of our Class B common stock held by CFGM, (ii) 34,799,362 shares of our Class B common stock held by Cantor, and (iii) 34,649,693 shares of our Class B common stock acquirable upon exchange by Cantor of BGC Holdings exchangeable limited partnership interests. Mr. Lutnick is the President and sole stockholder of CFGM. CFGM is the managing general partner of Cantor.
(11)	Mr. Lutnick’s holdings consist of:
(i)	1,800,000 shares of our Class A common stock subject to options currently outstanding and exercisable;
(ii)	1,185,535 shares of our restricted Class A common stock held directly;
(iii)	410,052 shares of our Class A common stock held in Mr. Lutnick’s 401(k) account (as of March 31, 2016);
(iv)	5,540,664 shares of our Class A common stock held in various trust, retirement and custodial accounts ((A) 4,472,086 shares held in Mr. Lutnick’s personal asset trust, of which he is the sole trustee, (B) 262,315 shares held by a trust for the benefit of descendants of Mr. Lutnick and his immediate family (the “Trust”), of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees, (C) 156,540 shares held in a Keogh retirement account for Mr. Lutnick, (D) 603,683 shares held by trust accounts for the benefit of Mr. Lutnick and members of his immediate family, (E) 31,486 shares held in other retirement accounts, and (F) 14,554 shares held in custodial accounts for the benefit of certain members of Mr. Lutnick’s family under the Uniform Gifts to Minors Act;

(v)	504,255 shares of our Class A common stock held by CFGM;
(vi)	48,745 shares of our Class A common stock acquirable upon conversion of 48,745 shares of our Class B common stock held by CFGM;
(vii)	16,514,754 shares of our Class A common stock held by Cantor;
(viii)	34,799,362 shares of our Class A common stock acquirable upon conversion of 34,799,362 shares of our Class B common stock held by Cantor;
(ix)	50,558,414 shares of our Class A common stock acquirable upon exchange of 50,558,414 BGC Holdings exchangeable limited partnership interests;
(x)	7,742,325 April 2008 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred;
(xi)	1,231,396 February 2012 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred;
(xii)	2,050,197 April 2008 distribution rights shares acquirable by CFGM, receipt of which has been deferred;
(xiii)	160,675 February 2012 distribution rights shares acquirable by CFGM, receipt of which has been deferred;
(xiv)	1,610,182 April 2008 distribution rights shares acquirable by the Trust, receipt of which has been deferred;
(xv)	2,048,000 April 2008 distribution rights shares acquirable by KBCR, by virtue of Mr. Lutnick being the managing member of KBCR, which is a non-managing General Partner of Cantor, receipt of which has been deferred;
(xvi)	287,967 February 2012 distribution rights shares acquirable by KBCR, receipt of which has been deferred;
(xvii)	161,842 April 2008 distribution rights shares acquirable by LFA, receipt of which has been deferred;
(xviii)	16,193 February 2012 distribution rights shares acquirable by LFA, receipt of which has been deferred;
(xix)	206,902 shares acquired by KBCR for Cantor’s Q3/Q4 2015 Distribution;
(xx)	16,551 shares acquired by LFA for Cantor’s Q3/Q4 2015 Distribution; and
(xxi)	665,078 shares of Class A common stock acquirable upon exchange of 665,078 BGC Holdings exchangeable limited partnership units.

Mr. Lutnick is the President and sole stockholder of CFGM and CFGM is the managing general partner of Cantor. These amounts include an aggregate of 15,854,009 distribution rights shares consisting of (A) 14,064,735 April 2008 distribution rights shares and (B) 1,789,274 February 2012 distribution rights shares, which may generally be issued to such partners upon request.

(12)	Percentage based on (i) 236,749,861 shares of our Class A common stock outstanding, (ii) 34,848,107 shares of our Class A common stock acquirable upon conversion of 34,848,107 shares of our Class B common stock outstanding, (iii) 50,558,414 shares of our Class A common stock acquirable upon exchange of 50,558,414 BGC Holdings exchangeable limited partnership interests, (iv) 1,800,000 shares of our Class A common stock subject to options currently outstanding and exercisable, (v) 7,742,325 April 2008 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred, (vi) 1,231,396 February 2012 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred; (vii) 2,050,197 April 2008 distribution rights shares acquirable by CFGM, receipt of which has been deferred; (viii) 160,675 February 2012 distribution rights shares acquirable by CFGM, receipt of which has been deferred; (ix) 1,610,182 April 2008 distribution rights shares acquirable by the Trust, receipt of which has been deferred; (x) 2,048,000 April 2008 distribution rights shares acquirable by KBCR, receipt of which has been deferred; (xi) 287,967 February 2012 distribution rights shares acquirable by KBCR, receipt of which has been deferred; (xii) 161,842 April 2008 distribution rights shares acquirable by LFA, receipt of which has been deferred; (xiii) 16,193 February 2012 distribution rights shares acquirable by LFA, receipt of which has been deferred; and (xiv) 665,078 shares of Class A common stock acquirable upon exchange of 665,078 BGC Holdings exchangeable limited partnership units.
(13)	Mr. Lynn’s holdings consist of (i) 173,022 shares of our Class A common stock held directly, which includes 167,654 shares of our restricted Class A common stock.
(14)	Mr. Merkel’s holdings consist of (i) 16,862 shares of our Class A common stock held in Mr. Merkel’s 401(k) account (as of March 31, 2016), (ii) 61,502 shares of our restricted Class A common stock held directly by Mr. Merkel, and (iii) 2,250 shares of our Class A common stock beneficially owned by Mr. Merkel’s spouse.
(15)	Mr. Sadler’s holdings consist of 21,010 shares of our restricted Class A common stock held directly.
(16)	Mr. Dalton’s holdings consist of (i) 113,703 shares of our Class A common stock held directly, (ii) 421 shares held in a trust for the benefit of the Mr. Dalton’s children, and (iii) 14,619 shares of our Class A common stock subject to options currently outstanding and exercisable.
(17)	Mr. Curwood’s holdings consist of 7,168 shares of our Class A common stock held directly.
(18)	Mr. Moran’s holdings consist of 30,983 shares of our Class A common stock held directly.
(19)	Dr. Bell’s holdings consist of 14,771 shares of our Class A common stock held directly.
(20)	Percentage based on (i) 236,749,861 shares of our Class A common stock outstanding, (ii) 34,848,107 shares of our Class A common stock acquirable upon conversion of 34,848,107 shares of our Class B common stock outstanding, (iii) 50,558,414 shares of our Class A common stock acquirable upon exchange of 50,558,414 BGC Holdings exchangeable limited partnership interests, (iv) 1,814,619 shares of our Class A common stock subject to options currently outstanding and exercisable, (v) 665,078 shares of Class A common stock acquirable upon exchange of 665,078 BGC Holdings exchangeable limited partnership units, and (vi) 15,854,009 distribution rights shares, receipt of which has been deferred.

Equity Compensation Plan Information as of December 31, 2015

	Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity Plan (approved by security holders)	10,206,821	$9.16	179,991,034
Equity compensation plans not approved by security holders	—	—	—

Total	10,206,821	$9.16	179,991,034

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of Directors

Our Board of Directors has determined that each of Dr. Bell and Messrs. Curwood, Dalton and Moran qualifies as an “independent director” in accordance with the published listing requirements of The NASDAQ Stock Market (“Nasdaq”). The Nasdaq independence definition consists of a series of objective tests, one of which is that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board are members.

Review, Approval and Ratification of Transactions with Related Persons

The general policy of our Company and our Audit Committee is that all material transactions with a related party, including transactions with Cantor, the relationship between us and Cantor and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, including repurchases of Class A common stock or purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers (see “—Repurchases and Purchases”), are subject to prior review and approval by our Audit Committee, which will determine whether such transactions or proposals are fair and reasonable to our stockholders. In general, potential related party transactions are identified by our management and discussed with the Audit Committee at Audit Committee meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, are provided to the Audit Committee with respect to each issue under consideration and decisions are made by the Audit Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Audit Committee requests further information and, from time to time, requests guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related party transactions are set forth in our Audit Committee Charter and Code of Business Conduct and Ethics, both of which are publicly available on our website at www.bgcpartners.com/disclaimers/ under the heading “Investor Info.”

The 2008 Merger and the Merger Agreement

The Merger

BGC Partners, Inc. was created as a result of the April 1, 2008 merger with eSpeed and the issuance of stock and limited partnership units in that transaction and the entry into a separation agreement setting forth the rights, obligations and liabilities of the parties related to the transferred businesses (the “Separation Agreement”).

License

We entered into a license agreement with Cantor on April 1, 2008 with respect to a non-exclusive, perpetual, irrevocable, worldwide, non-transferable and royalty-free license to all software, technology and intellectual property in connection with the operation of Cantor’s business.

The license will not be transferable except to any purchaser of all or substantially all of the business or assets of Cantor or its subsidiaries or to any purchaser of a business, division or subsidiary of Cantor or its subsidiaries pursuant to a bona fide acquisition of a line of business of Cantor or its subsidiaries (provided that (a) such purchaser agrees not to use the software, technology and intellectual property provided under the license to create a fully electronic brokerage system that competes with eSpeed’s fully electronic systems for U.S. Treasuries and foreign exchange, (b) we are a third-party beneficiary of the transferee’s agreement in clause (a) above and (c) Cantor enforces its rights against the purchaser to the extent that it breaches its obligations under clause (a) above). Cantor has granted to us a non-exclusive, perpetual, irrevocable, worldwide, non-transferable and royalty-free license to all intellectual property used in connection with our business operations. The license is not transferable except to a purchaser of all or substantially all of our business or assets or business, division or subsidiaries pursuant to a bona fide acquisition of our line of business. Cantor also agreed that it will not use or grant any aspect of the license to create a fully electronic brokerage system that competes with our fully electronic systems for U.S. Treasuries and foreign exchange.

See also the section entitled “Nasdaq Transaction.”

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

As of March 31, 2016, the aggregate number of remaining April 2008 distribution rights shares and February 2012 distribution rights shares that Cantor is obligated to distribute to retained and founding partners is 14,064,735 shares and 1,789,274 shares, respectively, of our Class A common stock.

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

During the three-year period following the closing of the separation, Cantor provided us with services that we determined were reasonably necessary in connection with the clearance, settlement and fulfillment of futures transactions by us. We received from Cantor all of the economic benefits and burdens associated with Cantor’s performance of such services. Although this arrangement with Cantor is continuing, we are using our commercially reasonable efforts to reduce and eliminate our need for such services from Cantor.

See also the section entitled “Nasdaq Transaction.”

Reinvestments in the Opcos; Co-Investment Rights; Distributions to Holders of Our Common Stock

We are a holding company, and our businesses are operated through two operating partnerships, which we refer to as the “Opcos”: BGC U.S., which holds our U.S. businesses, and BGC Global, which holds our non-U.S. businesses. In order to maintain our economic interest in the Opcos, any net proceeds received by us from any subsequent issuances of our common stock other than upon exchange of BGC Holdings exchangeable limited partnership interests will be indirectly contributed to BGC U.S. and BGC Global in exchange for BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of a number of BGC U.S. units and BGC Global units that will equal the number of shares of our common stock issued.

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

To the extent that any BGC U.S. units and BGC Global units are issued pursuant to the reinvestment and co-investment rights described above, an equal number of BGC U.S. units and BGC Global units will be issued. It is the non-binding intention of us, BGC U.S., BGC Global and BGC Holdings that the aggregate number of BGC U.S. units held by the BGC Holdings group at a given time divided by the aggregate number of BGC Holdings units issued and outstanding at such time is at all times equal to one, which ratio is referred to herein as the “BGC Holdings ratio,” and that the aggregate number of BGC U.S. units held by the BGC Partners group at a given time divided by the aggregate number of shares of our common stock issued and outstanding as of such time is at all times equal to one, which ratio is referred to herein as the “BGC Partners ratio.” In furtherance of such non-binding intention, in the event of any issuance of BGC U.S. limited partnership interests and BGC Global limited partnership interests to us pursuant to voluntary reinvestment, immediately following such an issuance, we will generally declare a pro rata stock dividend to our stockholders, and in the event of any issuance of BGC U.S. limited partnership interests and BGC Global limited partnership interests to BGC Holdings pursuant to its co-investment rights, BGC Holdings will generally issue a pro rata unit distribution to its partners.

Amended and Restated BGC Holdings Limited Partnership Agreement

On March 31, 2008, the limited partnership agreement of BGC Holdings was amended and restated and was further amended as of March 1, 2009, August 3, 2009, March 12, 2010, August 6, 2010, December 31, 2010, March 15, 2011, September 9, 2011, December 17, 2012, November 6, 2013, May 9, 2014 and November 4, 2015.

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

Classes of Interests in BGC Holdings

As of March 31, 2016, BGC Holdings had the following outstanding interests:

•	a general partnership interest, which is held indirectly by us;

•	BGC Holdings exchangeable limited partnership interests, which are held by Cantor;

•	BGC Holdings founding partner interests, which are limited partnership interests held by founding partners;

•	BGC Holdings REU and AREU interests, which are limited partnership interests held by REU and AREU partners;

•	a special voting limited partnership interest, which is held by us and which entitles us to remove and appoint the general partner of BGC Holdings;

•	BGC Holdings working partner interests held by working partners;

•	BGC Holdings RPU and ARPU interests, which are types of working partner interests held by RPU and ARPU partners;

•	BGC Holdings PSI, PSE, APSI, PSU, APSU, LPU and NPSU interests, which are types of working partner interests held by PSI, PSE, APSI, PSU, APSU, LPU and NPSU partners; and

•	Preferred Units (defined below), which are types of working partner interests that may be awarded to holders of other grants.

REU, AREU, RPU, ARPU, PSI, APSI, PSU, APSU, PSE, LPU, NPSU, NREU, NPREU, NLPU, NPLPU, NPPSU and Preferred Unit interests are collectively referred to as “limited partnership units.”

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

On August 6, 2010, the BGC Holdings limited partnership agreement was further amended to revise the definition of the “Cantor Group” to mean Cantor and its subsidiaries (other than BGC Holdings and its subsidiaries or any member of the BGC Partners Group (as defined in the BGC Holdings limited partnership agreement)), Mr. Lutnick and/or any of his immediate family members as so designated by Mr. Lutnick and any trusts or other entities controlled Mr. Lutnick. In addition, in the event that BGC Holdings redeems any of its outstanding units, the Audit Committee of the Board of Directors of the Company on August 6, 2010 authorized management to sell to the new members of the Cantor Group exchangeable units equal in number to such redeemed units at a price per exchangeable unit to be determined based on the average daily or monthly closing price of the Class A common stock.

On December 31, 2010, the BGC Holdings limited partnership agreement was further amended to make certain changes to the definitions of bankruptcy and termination under the agreement in accordance with applicable law. In February 2011, the Audit Committee further authorized management to amend the BGC Holdings limited partnership agreement to provide for the creation of new partnership units similar to existing REUs, RPUs, PSUs, PSIs and LPUs which would contain a provision eliminating allocations and distributions on such units until particular conditions are met.

On March 15, 2011, the BGC Holdings limited partnership agreement was further amended pursuant to the Sixth Amendment to provide that (i) where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their founding partner units and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of new exchangeable limited partnership interests in BGC Holdings at the price that Cantor would have paid for the founding partner units had the Company redeemed them; and (ii) the exchangeable limited partnership interests to be offered to Cantor pursuant to (i) would be subject to, and granted in accordance with, applicable laws, rules and regulations then in effect.

On September 9, 2011, the BGC Holdings limited partnership agreement was further amended effective April 1, 2011 principally to create new classes of partnership units in order to provide flexibility to the Company and the partnership in using units in connection with compensation arrangements and acquisitions. This amendment created five new classes of units in BGC Holdings, all of which are considered working partner units. Four new units, AREUs, ARPUs, APSUs, and APSIs, are identical in all respects to existing REUs, RPUs, PSUs and PSIs, respectively, for all purposes under the partnership agreement, except that (i) until any related distribution conditions specified in the applicable award agreement are met, if ever, only net losses shall be allocable with respect to such units; and (ii) no distributions shall be made until such distribution conditions are met. The other new unit, the PSE, is identical in all respects to existing PSUs for all purposes under the partnership agreement, except that (x) PSEs shall require minimum distributions of no less than $0.015 per fiscal quarter; and (y) such distributions may be delayed for up to four quarters in the discretion of the General Partner.

On December 17, 2012, the BGC Holdings limited partnership agreement was further amended to create a new class of limited partnership unit, the LPU, which shall be considered a working partner unit and which will be granted only to members of BGC Services (Holdings) LLP, and is otherwise identical to an existing PSU.

On November 6, 2013, the BGC Holdings limited partnership agreement was further amended effective July 1, 2013 principally to facilitate new partnership compensation and other corporate purposes. This amendment created new preferred partnership units (“Preferred Units”), which are working partner units that may be awarded to holders of, or contemporaneous with the grant of, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, APSEs, REUs, RPUs, AREUs, and ARPUs. These new Preferred Units carry the same name as the underlying unit, with the insertion of an additional “P” to designate them as Preferred Units. Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings will be allocated to such Units at a rate of either .06875% (which is 2.57% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly partnership distribution for the remaining partnership units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution.

On May 9, 2014, the BGC Holdings limited partnership agreement was further amended principally to further facilitate partner compensation and for other corporate purposes. This amendment created a new class of limited partnership units called “NPSUs.” NPSUs are identical to PSUs except that NPSUs will not be entitled to participate in partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of our Class A common stock. Upon grant, NPSUs may be assigned a written vesting schedule pursuant to which a certain number of NPSUs would automatically be converted into vested, non-exchangeable PSUs or PPSUs on each vesting date, including provisions requiring the recipient to continue to provide substantial services to us and comply with his or her partnership obligations.

On November 4, 2015, the BGC Holdings limited partnership agreement was further amended to facilitate partner compensation and for other corporate purposes. This amendment created five new classes of non-distributing partnership units (“N Units”), which are Working Partner Units. The new N Units carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs and NNPSUs. The N Units are not entitled to participate in Partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of our Class A common stock. Subject to the approval of the Compensation Committee or its delegate, the N Units are expected to be converted into the underlying unit type (i.e. an NREU will be converted into an REU) and will then participate in Partnership distributions, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to us and comply with his or her partnership obligations.

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

Any authorized but unissued BGC Holdings units may be issued:

•	pursuant to the contribution and the separation;

•	to Cantor and members of the Cantor group, in connection with a reinvestment in BGC Holdings;

•	with respect to BGC Holdings founding/working partner interests, to an eligible recipient, which means any limited partner or member of the Cantor group or any affiliate, employee or partner thereof, in each case as directed by a BGC Holdings exchangeable limited partner majority in interest (provided that such person or entity is not primarily engaged in a business that competes with BGC Holdings or its subsidiaries);

•	as otherwise agreed by us, as general partner, and a BGC Holdings exchangeable limited partner interest majority in interest;

•	pursuant to the Participation Plan (as described in “—BGC Holdings Participation Plan”);

•	to any then-current founding/working partner or limited partnership unit holder pursuant to the BGC Holdings limited partnership agreement;

•	to any BGC Holdings partner in connection with a conversion of an issued unit and interest into a different class or type of unit and interest; and

•	to Cantor in the event of a termination or bankruptcy of a founding/working partner or limited partnership unit holder or the redemption of a founding/working partner interest or limited partnership unit pursuant to the BGC Holdings limited partnership agreement or pursuant to the Sixth Amendment to such limited partnership agreement.

Exchanges

The BGC Holdings limited partnership interests held by Cantor are generally exchangeable with us for Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments).

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

In particular, the BGC Holdings founding partner interests that Cantor provided are exchangeable with us for our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments from time to time), in accordance with the terms of the BGC Holdings limited partnership agreement twenty percent (20%) of the BGC Holdings founding partner interests held by each founding partner became exchangeable upon the closing of the merger, with one-third of the shares receivable by such BGC Holdings founding partner upon a full exchange becoming saleable on each of the first, second and third anniversaries of the closing of the merger (subject to acceleration), subject to applicable law.

Further, the Company provides exchangeability for partnership units under other circumstances in connection with compensation, acquisitions and investments, including as follows:

•	In connection with the issuance of the BGC Holdings Notes (as hereinafter defined)

•	The granting of exchangeability of certain BGC Holdings units into shares of our Class A common stock in connection with (i) our partnership redemption, compensation and restructuring programs, (ii) other incentive compensation arrangements, and (iii) business combination transactions

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

Upon our receipt of any BGC Holdings exchangeable limited partnership interest or BGC Holdings founding partner interest, or BGC Holdings limited partnership unit that is exchangeable, pursuant to an exchange, such interest being so exchanged will cease to be outstanding and will be automatically and fully cancelled, and such interest will automatically be designated as a BGC Holdings regular limited partnership interest, will have all rights and obligations of a holder of BGC Holdings regular limited partnership interests and will cease to be designated as a BGC Holdings exchangeable interest or BGC Holdings founding partner interest, BGC Holdings REU interest or BGC Holdings working partner interest that is exchangeable, and will not be exchangeable.

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

Partnership Enhancement Program

During March 2010, we began a global partnership redemption and compensation restructuring program to enhance our employment arrangements by leveraging our unique partnership structure. Under this program, participating partners generally agree to extend the lengths of their employment agreements, to accept a larger portion of their compensation in partnership units and to other contractual modifications sought by us. Also as part of this program, we redeemed limited partnership interests for cash and/or other units and granted exchangeability to certain units. At the same time, we sold shares of Class A common stock under our controlled equity offering. In connection with the global partnership redemption and compensation program, we granted exchangeability on 26.9 million limited partnership units for the year ended December 31, 2015. In addition, during the year ended December 31, 2015, as part of this redemption and compensation program, we redeemed approximately 7.5 million limited partnership units at an average price of $8.86 per unit and an aggregate of 100,000 founding partner units at an average price of $5.96 per unit. In connection with this program, Cantor agreed to grant exchangeability on certain founding partner units. Also in connection with this program, we granted exchangeability on 2,245,080 million limited partnership units for the three months ended March 31, 2016. In addition, during the three months ended March 31, 2016, as part of this program, we redeemed approximately 249,743 million limited partnership units at an average price of $9.12 per share and approximately 207,857 founding partner units at an average price of $9.01 per share.

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

In addition, the BGC Holdings general partner, with the consent of Cantor, as holder of a majority of the BGC Holdings exchangeable limited partnership interests, in its sole and absolute discretion, may direct BGC Holdings, upon a founding/working partner’s or a limited partnership unit holder’s death, retirement, withdrawal from BGC Holdings or other full or partial redemption of BGC Holdings units, to distribute to such partner (or to his or her personal representative, as the case may be) a number of publicly traded shares or an amount of other property that the BGC Holdings general partner determines is appropriate in light of the goodwill associated with such partner and his, her or its BGC Holdings units, such partner’s length of service, responsibilities and contributions to BGC Holdings and/or other factors deemed to be relevant by the BGC Holdings general partner. Any such distribution of publicly traded shares or other property to a partner as described in the prior sentence will result in a net reduction in such partner’s capital account and adjusted capital account, unless otherwise determined by the BGC Holdings general partner in its sole and absolute discretion, provided that any gain recognized as a result of such distribution will not affect such partner’s adjusted capital account, unless otherwise determined by both the BGC Holdings general partner and Cantor.

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

Classes of Founding/Working Partner Interests and Limited Partnership Units

Founding/working partners currently hold five classes of BGC Holdings units underlying such partner’s BGC Holdings founding partner interests and BGC Holdings working partner interests, respectively: High Distribution, High Distribution II, High Distribution III, High Distribution IV, and Grant. In addition, there are separate classes of working partner interests called RPUs, PSUs, and PSIs and there are limited partnership units called REUs. In addition, effective April 1, 2011, five new units were created. AREUs, ARPUs, APSUs and APSI are identical in all respects to existing REUs, RPUs, PSU and PSI, respectively, except that (i) until any related distribution conditions specified in the applicable award agreement are met, if ever, only net losses shall be allocable with respect to such units; and (ii) no distributions shall be made until such distribution conditions are met. The other new unit created in 2011, the PSE, is identical in all respects to existing PSUs, except that (x) PSEs shall require minimum distributions of no less than $0.015 per fiscal quarter; and (y) such distributions may be delayed for up to four quarters in the discretion of the General Partner. Further, effective December 17, 2012, a new unit was created, the LPU, which is identical in all respects to the existing PSU, except that the LPU shall be available for issuance only to members of a certain U.K. limited liability partnership. In addition, on November 6, 2013, the Preferred Units were created as discussed above. Also, on May 9, 2014, the NPSUs were created as discussed above.

The term “limited partnership units” is generally used to refer to REUs, AREUs, RPUs, ARPUs, PSUs, APSUs, PSIs, APSIs, PSEs, LPUs, NPSUs, NREUs, NPREUs, NLPUs, NPLPUs, NPPSUs or the Preferred Unit equivalents of such limited partnership units as described above.

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

The value of such shares may be more or less than the applicable post-termination amount. These payments of cash and/or shares are conditioned on the former REU or AREU holder not violating his or her partner obligations or engaging in any competitive activity prior to the date such payments are made, and are subject to reduction if any losses are allocated to such REUs or AREUs. From time to time, the terms of specific grants of REUs or AREUs will vary, which variations may include limitations on the income or distributions and may also provide for exchangeability at an identified time or upon the occurrence of certain conditions. RPUs and APSUs have similar features to existing REU and AREU interests except that (i) they provide for a minimum distribution of $0.005 per quarter and (ii) they provide that if BGC Holdings were to be dissolved, the obligation to provide Post-Termination Payments to terminated partners holding RPUs or ARPUs is cancelled. PSUs, APSUs, PSIs, PSEs and APSIs are similar to REUs, AREUs, RPUs and ARPUs, respectively, except that they do not have post-termination payments. Preferred Units are entitled solely to the Preferred Distribution and, similarly, do not have post-termination payments. NPSUs are identical to PSUs except that they are not entitled to participate in partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of our Class A common stock, but may be converted into PSUs or PPSUs in the sole discretion of the General Partner of our Partnership. The N Units are identical to their underlying units except that they are not entitled to participate in partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of our Class A common stock, but may be converted into the underlying unit in the sole discretion of the General Partner of the Partnership and subject to the approval of the Compensation Committee.

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

BGC Holdings may in its discretion make redemption payments in property, including in BGC Partners shares, rather than in cash and may in its discretion accelerate the amount of these payments and, with the consent of a BGC Holdings exchangeable limited partnership interest majority in interest, in recognition of a founding/working partner’s or REU or RPU partner’s, as the case may be, contributions to the business, increase these payments to reflect BGC Holdings’ goodwill or going concern value.

In the event of such a redemption or purchase by BGC Holdings of any BGC Holdings founding/working partner interests, BGC Holdings will cause BGC U.S. and BGC Global to redeem and purchase from BGC Holdings a number of BGC U.S. units and BGC Global units, in each case, equal to (1) the number of units underlying the redeemed or purchased BGC Holdings founding/working partner interests or REU or RPU interests, as the case may be, multiplied by (2) the Holdings ratio as of immediately before the redemption or purchase of such BGC Holdings founding/working partner interests or REU or RPU interests, as the case may be. The purchase price paid to BGC U.S. and BGC Global will be an amount of cash equal to the amount required by BGC Holdings to redeem or purchase such interest. Upon mutual agreement of the BGC Holdings general partner, the BGC U.S. general partner and the BGC Global general partner, BGC U.S. and BGC Global may, instead of cash, pay all or a portion of such aggregate purchase price, in publicly traded shares. The PSUs, PSIs, LPUs and the Preferred Units are redeemable at the discretion of the general partner of BGC Holdings.

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

In addition, in the event that current, terminating or terminated partners are permitted by the Company to exchange any portion of their founding partner units and Cantor consents to such exchange, the Company, pursuant to the Sixth Amendment to the BGC Holdings limited partnership agreement, shall offer Cantor the right to purchase the same number of new exchangeable limited partnership interests in BGC Holdings at the price it would have paid for the founding partner units had the Company redeemed them. Such interests, if issued, would be subject to, and granted in accordance with, applicable laws, rules and regulations then in effect.

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

The special voting limited partner may transfer the special voting limited partnership interest in connection with the contribution and the separation or to a wholly-owned subsidiary of BGC Partners (except that in the event such transferee ceases to be a wholly-owned subsidiary of BGC Partners, the special voting partnership interest will automatically be transferred to BGC Partners, without any further action required on the part of BGC Holdings, BGC Partners or any other person).

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

Parity of Interests

The BGC Holdings limited partnership agreement provides that it is the non-binding intention of BGC Holdings and each of the partners of BGC Holdings that the BGC Holdings ratio at all times equals one. It is the non-binding intention of each of the partners of BGC Holdings and of BGC Holdings that there be a parallel issuance or repurchase transaction by BGC Holdings in the event of any issuance or repurchase by BGC U.S. of BGC U.S. units to or held by BGC Holdings so that the BGC Holdings ratio at all times equals one. In August 2008, we were authorized to cause BGC Holdings to issue REUs in connection with acquisitions and to provide for such acquisitions to be done in only one of BGC U.S. or BGC Global when appropriate. In such event, we are authorized to break parity with respect to outstanding units in such entities, although no decision to do so has been made at this time.

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

“Cantor’s consent rights” means that BGC Holdings, in its capacity as general partner of each of BGC U.S. and BGC Global, is required to obtain Cantor’s consent to amend the terms of the BGC U.S. limited partnership agreement or BGC Global limited partnership agreement or take any other action that may adversely affect Cantor’s exercise of its co-investment rights to acquire BGC Holdings limited partnership interests (and the corresponding investment in BGC U.S. and BGC Global by BGC Holdings) or right to exchange BGC Holdings exchangeable limited partnership interests. BGC Partners, in its capacity as the general partner of BGC Holdings, will not cause BGC Holdings, in its capacity as the general partner of BGC U.S. and BGC Global, to make any amendments (other than ministerial or other immaterial amendments) to the limited partnership agreement of either BGC U.S. or BGC Global unless such action is approved by a majority of BGC Partners’ independent directors.

Classes of Interests in the Opcos

As of the date hereof, BGC U.S. and BGC Global each had the following outstanding interests:

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

Any authorized but unissued BGC U.S. units or BGC Global units, as the case may be, may be issued:

•	pursuant to the contribution and the separation;

•	to BGC Partners and/or BGC Holdings and members of their group, as the case may be, in connection with an investment in BGC U.S. and BGC Global;

•	to BGC Holdings or members of its group in connection with a redemption pursuant to the BGC Holdings limited partnership agreement as described in “—Amended and Restated BGC Holdings Limited Partnership Agreement—Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Units”;

•	as otherwise agreed by each of the general partner and the limited partners (by affirmative vote of the limited partners holding a majority of the units underlying limited partnership interests outstanding of BGC U.S. or BGC Global, as the case may be (except that if BGC Holdings and its group holds a majority in interest and Cantor and its group holds a majority of units underlying the BGC Holdings exchangeable limited partnership interests, then majority of interest means Cantor), which we refer to as an “Opcos majority in interest”;

•	to BGC Partners or BGC Holdings in connection with a grant of equity by BGC Partners or BGC Holdings; and

•	to any BGC U.S. or BGC Global partner, as the case may be, in connection with a conversion of an issued unit and interest into a different class or type of unit and interest.

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

The special voting limited partner may transfer the special voting limited partnership interest in connection with the contribution and the separation or to a wholly-owned subsidiary of BGC Holdings (except that in the event such transferee ceases to be a wholly-owned subsidiary of BGC Holdings, the special voting partnership interest will automatically be transferred to BGC Holdings, without any further action required on the part of BGC U.S. or BGC Global, as the case may be, BGC Holdings or any other person).

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

Administrative Services Agreements and Tower Bridge

We have entered into a series of administrative services agreements between our affiliates and those of Cantor which generally have an initial term of three years. Thereafter, each administrative services agreement renews automatically for successive one-year terms, unless any party provides written notice to the other parties of its desire to terminate the agreement at least 120 days before the end of any such year ending during the initial or extended term, in which event such administrative services agreement will end with respect to the terminating party on the last day of such term. In addition, any particular service provided under an administrative services agreement may be cancelled by any party, with at least 90 days’ prior written notice to the providing party, with no effect on the other services.

During the term of each administrative services agreement, the parties will provide administrative and technical support services to each other, including administration and benefits services; employee benefits, human resources, and payroll services; financial and operations services; internal auditing services; legal related services; risk and credit services; accounting and general tax services; space, personnel, hardware and equipment services; communication and data facilities; facilities management services; promotional, sales and marketing services; procuring of insurance coverage; and any miscellaneous services to which the parties reasonably agree. Cantor is entitled to continued use of hardware and equipment it used prior to the date of any applicable administrative services agreement on the terms and conditions provided even in the event BGC Partners terminates such administrative services agreement, although there is no requirement to repair or replace.

Each administrative services agreement generally provides that direct costs incurred are charged back to the service recipient along with a reasonable allocation of other costs. Additionally, the services recipient generally indemnifies the services provider for liabilities that it incurs arising from the provision of services other than liabilities arising from fraud or willful misconduct of the service provider. In accordance with each administrative service agreement, we have not recognized any liabilities related to services provided to service recipient affiliates.

In March 2011, the Audit Committee authorized us to receive an allocation of the differential between our and Cantor’s average increase in total compensation year over year to employees shared with Cantor under each administrative services agreement without a corresponding increase in allocation to Cantor for 2010. For 2011, the Audit Committee also authorized that the differential in average increase in total compensation for that year to shared employees be allocated to us only. In each case, such total compensation shall be allocated or credited to us only in respect of the period for which the awards were made (regardless of the ultimate charges associated with such awards) and shall be calculated at the date of grant and equal the total cash paid by us to each employee plus the number of partnership or equity units issued to such employee multiplied by the price of a share of our Class A common stock on the date of grant plus the gross amount of any cash advance distribution loan made to such employee.

We will continue to provide assets (principally computer equipment), systems/infrastructure and office space in the United Kingdom and Europe to Cantor, and, to the extent applicable, we and our affiliates will continue to do the same in Asia as well. We will provide these assets and office space to Tower Bridge (defined below) in the U.K. to allow it to conduct its business. We will charge Cantor on the same basis as it charges Tower Bridge (although we will charge Tower Bridge without any mark-up). Tower Bridge and its affiliates will charge Cantor on the basis described above for such assets and office space. These assets may be subject to operating leases with third-party leasing companies. We believe that the rate on such leases, subleases or licenses is no greater than would be incurred with a third party on an arm’s-length basis.

In the U.S., Cantor and its affiliates provide us with administrative services and other support for which Cantor charges us based on the cost of providing such services. Such support includes allocations for occupancy of office space, utilization of fixed assets and accounting, operations, human resources and legal services. In connection with the services Cantor provides, we and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of ours. In the U.S., we provide Cantor with technology services for which we charge Cantor based on the cost of providing such services. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in our consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in our consolidated statements of operations.

Throughout Europe and Asia, we provide Cantor with administrative services, technology services and other support for which we charge Cantor based on the cost of providing such services plus a mark-up, generally 7.5%. In the U.K., we provide these services to Cantor through Tower Bridge International Services L.P. (“Tower Bridge”). We own 52% of Tower Bridge and consolidate it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in our consolidated statements of financial condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income attributable to noncontrolling interest in subsidiaries” in our consolidated statements of operations. The right to share in profits and losses and receive distributions from Tower Bridge is divided between us (on behalf of our nominated entities) and Cantor (on behalf of its nominated entities) based on these ownership interests.

On January 9, 2012, Tower Bridge entered into six new administrative services agreements, which we refer to as the “New ASAS,” effective December 31, 2011, under which Tower Bridge provides specified administrative services to each of our six U.K. affiliates: BGC Brokers L.P., Cantor Fitzgerald Europe, BGC International, eSpeed International Limited, eSpeed Support Services Limited and Cantor Index Limited, which we refer to as the “U.K. Entities.” In the event of any conflict between the administrative services agreements and the New ASAs, the New ASAs will govern. The New ASAs terminate the existing administrative service agreements in relation to the U.K. Entities only. The New ASAs are compliant with relevant regulatory requirements in the U.K. and comply with the FSA rules relating to outsourcing of material functions under Section 8 of the Senior Management Arrangements, Systems and Controls. The New ASAs do not materially change the services obligations between the parties and the existing commercial relationships have been broadly retained. The New ASAs provide for various provisions, including additional service levels, a longer termination period, step-in rights for the U.K. Entities, continuation rights on insolvency, audit rights for the U.K. Entities and their regulators, and provision of business continuity in the event of an outage or incident.

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

Tower Bridge charges each recipient of services for actual costs incurred for services provided plus a mark-up (if any), as the parties may agree from time to time. Each recipient of services remains responsible for its own regulatory and other compliance functions. For the year ended December 31, 2015, we were charged $43.7 million for the services provided by Cantor and its affiliates, of which $25.6 million was to cover compensation to leased employees for the year ended December 31, 2015.

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

In total, approximately 23.5 million shares of BGC Class A common stock and $111.3 million in cash were issued or paid with respect to the closing of the Back-End Mergers, inclusive of adjustments. The total purchase consideration for all shares of GFI purchased by BGC was $750.5 million, net of the $250.0 million GFI Note, which is eliminated in consolidation. This figure excludes the $29.0 million gain recorded in the first quarter of 2015 with respect to the appreciation of the 17.1 million shares of GFI held by BGC prior to the successful completion of the tender offer. Including this gain, the calculation of purchase consideration and noncontrolling interest totaled $779.5 million.

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

Concurrent with the closing, the parties executed certain ancillary agreements, including a transition services agreement, a registration rights agreement with respect to the ICE common stock issued to the Sellers, and an amendment and restatement of the existing Framework Agreement dated September 10, 2015 by and among us, Trayport Limited, and certain affiliates. The amended Framework Agreement has a 10-year term, provides us and our affiliates with a license to use Trayport’s patents, the right to receive contractual terms that are no less favorable than the ones provided by the Trayport Business to another party, provides a framework for the commercial arrangements between us and the Trayport Business and contains certain restrictions on the assignment of such agreement by GFI, us and each of our affiliates to certain enumerated exchanges and competitors of ICE. The Sellers further agreed in the Trayport Purchase Agreement that they will not, subject to certain exceptions, compete with the Trayport Business for two years after closing.

Nasdaq Transaction

On June 28, 2013, we completed the sale (the “Nasdaq Transaction”) of certain assets to Nasdaq. At the closing, Nasdaq purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (the “Purchased Assets”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing. The $750 million in cash paid at closing was subject to adjustment for certain pre-paid amounts and accrued costs and expenses, and the 14,883,705 shares of Nasdaq common stock will be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of Nasdaq, as a whole, is equal to or greater than $25 million. On each of November 12, 2013 and November 10, 2014, we received 992,247 shares of Nasdaq common stock in accordance with the agreement. The contingent future issuances of Nasdaq common stock are also subject to acceleration upon the occurrence of certain events, including the acquisition by any person of 50% or more of Nasdaq stock (including by merger), Nasdaq ceasing to hold Purchased Assets representing 50% or more of the aggregate revenue attributable to the Purchased Assets as of the closing, and the sale of all or substantially all of Nasdaq assets, as well as to certain anti-dilution provisions.

In the Purchase Agreement, we and Cantor agreed, subject to certain exceptions, not to engage in the business of fully electronic brokerage of benchmark on-the-run U.S. Treasuries and certain transactions in first off-the-run U.S. Treasuries for three years after the closing. We and Cantor received from Nasdaq a perpetual and royalty-free market data license and granted to Nasdaq a non-exclusive, irrevocable, royalty-free right and license to use any patents owned in the businesses covered by the Purchased Assets for U.S. Treasury securities transactions. CF&Co also agreed to provide Nasdaq with certain clearing and broker-dealer services for up to nine months following the closing. CF&Co acted as advisor to us and was paid a fee of approximately $4.7 million.

Subsequent to the closing of the Nasdaq Transaction, we waived our right to receive from U.S. Opco a distribution of a portion of the proceeds of the Nasdaq Transaction because such proceeds were needed more at the U.S. Opco operating subsidiary level and because the distribution of such proceeds to us and the subsequent reinvestment by us of such proceeds in U.S. Opco may have triggered Cantor co-investment rights in BGC Holdings and certain stock dividend obligations of the Company under the Separation Agreement and the BGC Holdings limited partnership agreement. The Audit Committee approved such waiver by us.

As a result of the Nasdaq Transaction, we only sold our on-the-run, benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury notes and bonds. Over time, we built these six instruments into some of the deepest and most liquid markets in the world. This platform, together with the directly related market data and co-location businesses, generated approximately $99 million in revenues in 2012 and $48.6 million in revenues in the first six months of 2013. We retained all of our other voice, hybrid, and fully electronic trading, market data, and software businesses, including voice, hybrid and electronic brokerage of off-the-run U.S. Treasuries, as well as Treasury Bills, Treasury Swaps, Treasury Repos, Treasury Spreads, and Treasury Rolls. We also continue to offer voice brokerage for on-the-run U.S. Treasuries.

ELX Futures, L.P.

The Company, together with other leading financial institutions, formed ELX Futures, L.P. (“ELX”), a limited partnership that has established a fully-electronic futures exchange. Cantor provides certain administrative and similar services to ELX. Effective December 23, 2014, the Company is consolidating ELX in its consolidated financial statements. Prior to consolidating ELX, the Company accounted for ELX under the equity method of accounting.

During the years ended December 31, 2015 and 2014, the Company made no capital contributions to ELX. On March 28, 2012, the Company entered into a credit agreement with ELX, whereby the Company has agreed to lend ELX up to $16.0 million. As of December 31, 2015, the Company had not loaned ELX any amounts under this agreement. The Company has entered into a technology services agreement with ELX pursuant to which the Company provides software technology licenses, monthly maintenance support and other technology services as requested by ELX. As part of the Nasdaq Transaction, the Company sold the technology services agreement with ELX to Nasdaq. In addition, in connection with the Nasdaq Transaction, the Company has guaranteed all payment obligations of ELX through December 31, 2015 under the Amended and Restated Technology Services Agreement, dated as of March 28, 2012, by and between eSpeed Technology Services L.P. and ELX Futures L.P. For the years ended December 31, 2015 and 2014, the Company recognized related party revenues of $25.3 million and $28.4 million, respectively, for the services provided to Cantor.

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

Aqua

In January 2007, the Company announced the formation of Aqua Securities, L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. On May 30, 2007, the Financial Industry Regulatory Authority (“FINRA”) approved the partial ownership change and name agreement whereby we are entitled to a 49% interest in Aqua, and Cantor is entitled to a 51% interest in Aqua, which may be subject to dilution by other investors from time to time. Cantor and the Company have collectively contributed financial, professional and technology assets to the venture, which included all of the Company’s former equities order routing business. On October 2, 2007, Aqua obtained permission from FINRA to operate an Alternative Trading System and to provide Direct Market Access for institutional block equity buy-side and sell-side firms. In June 2008, we were authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, which arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor (which amount authorized was increased by $2.0 million on November 1, 2010, an additional $3.0 million on November 5, 2012 and an additional $600,000 on February 25, 2015). We were further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor.

On August 21, 2008, the Company entered into a two-year Subordinated Loan Agreement, whereby the Company agreed to lend Aqua the principal sum of $980,000, at the applicable rate of six month LIBOR plus 200 basis points. The cash proceeds covered by this Agreement were used and dealt with by Aqua as part of its capital and were subject to the risks of the business. The Subordinated Loan Agreement was amended most recently on August 27, 2014. As a result of such amendments, the scheduled maturity date on the subordinated loan is September 1, 2017, and the current rate of interest on the loan is three month LIBOR plus 600 basis points. Aqua is also authorized to receive clearing and administrative services from Cantor and technology infrastructure services from us. Aqua is authorized to pay sales commissions to brokers of Cantor or other brokers who introduce clients who become Aqua participants.

The Company has been authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $16.2 million in the aggregate; such arrangements would be proportionally and on the same terms as similar previous arrangements between Aqua and Cantor. During the year ended December 31, 2015, the Company made $1.3 million in cash contributions to Aqua.

Guarantee Agreement From CF&Co

Under rules adopted by the U.S. Commodity Futures Trading Commission (the “CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf (and on behalf of certain subsidiaries of GFI), and we (or GFI, as the case may be) are required to indemnify CF&Co for the amounts, if any, paid by CF&Co pursuant to this arrangement.

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

Separation Registration Rights Agreement

In connection with the 2008 separation, BGC Partners OldCo entered into the separation registration rights agreement with Cantor which provides that the holders of our common stock, issued or to be issued upon exchange of the BGC Holdings exchangeable limited partnership interests held by Cantor and for any shares of our common stock issued or issuable in respect of or in exchange for any shares of our common stock, are granted registration rights. We refer to these shares as “registrable securities,” and we refer to the holders of these registrable securities as “holders.”

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

8.75% Convertible Senior Notes Registration Rights Agreement

As described below under “—8.75% Convertible Senior Notes due 2015,” the Company granted registration rights in connection with the issuance of its 8.75% Convertible Senior Notes due 2015.

4.50% Convertible Senior Notes due 2016

On July 29, 2011, we issued $160 million aggregate principal amount of convertible senior notes due 2016 (the “4.50% convertible notes”), to qualified institutional buyers. The $160 million of notes includes $25 million aggregate principal amount of the 4.50% convertible notes issued in connection with the exercise in full of the initial purchasers’ over-allotment option. The initial purchasers were Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), Deutsche Bank Securities Inc. (“DB”), Cantor Fitzgerald & Co. (“CF&CO”), an affiliate of the Company, BMO Capital Markets Corp. and CastleOak Securities L.P.

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

The Company received net proceeds from the offering of the notes of approximately $144.2 million after deducting the initial purchasers’ discounts and commissions, offering expenses and the cost of the capped call transactions. CF& Co. received approximately $1.2 million in initial purchase discounts and commissions. The Company used the net proceeds from the offering for general corporate purposes, which included financing acquisitions.

8.75% Convertible Senior Notes due 2015

On March 12, 2010, the Audit Committee authorized the Company or one of its subsidiaries to sell $150 million aggregate principal amount of 8.75% Convertible Senior Notes due 2015 to Cantor or any of its affiliates. On March 16, 2010, the Company, BGC Holdings and Cantor executed an agreement with respect to this transaction. In connection with the foregoing, on April 1, 2010 BGC Holdings issued an aggregate of $150 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “BGC Holdings Notes”) in a private placement transaction to Cantor. On April 1, 2010, BGC Holdings lent the proceeds from the issuance of the BGC Holdings Notes to the Company in exchange for $150 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes” and, together with the BGC Holdings Notes, the “Notes”) on substantially the same economic terms as the BGC Holdings Notes. In connection with the issuance of the 8.75% Convertible Notes, the Company entered into an Indenture, dated April 1, 2010, with Wells Fargo Bank, National Association, as trustee (the “8.75% Convertible Notes Indenture”).

The Company lent the proceeds from the issuance of the 8.75% Convertible Notes to its operating subsidiary, BGC Partners, L.P. (“BGC U.S.”). BGC U.S. used the proceeds to repay at maturity $150 million aggregate principal amount of senior notes due April 1, 2010.

The Notes were senior unsecured obligations and ranked equally and ratably with all existing and future senior unsecured obligations of BGC Holdings and the Company, respectively. The Notes bore an annual interest rate of 8.75%, which was payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. The Notes matured on April 15, 2015.

Holders were entitled to exchange or convert the Notes at their option at any time until the close of business on the second scheduled trading day of the Class A common stock immediately preceding the maturity date. The Notes were exchangeable and convertible as follows:

•	The BGC Holdings Notes held by Cantor were (i) exchangeable for a like principal amount of 8.75% Convertible Notes held by BGC Holdings, or (ii) convertible into an aggregate of 24,042,599 BGC Holdings exchangeable limited partnership interests at a conversion rate of 160.2840 units per $1,000 of principal amount of BGC Holdings Notes, equivalent to a conversion price of $6.24 per unit. The BGC Holdings exchangeable limited partnership interests are themselves exchangeable on a one-for-one basis for shares of Class A common stock.

The Notes were converted by Cantor on April 13, 2015 into 24,042,599 shares of our Class A common stock.

In connection with the issuance of the 8.75% Convertible Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Cantor, dated April 1, 2010, pursuant to which holders of the 8.75% Convertible Notes and the shares of Class A common stock issuable upon conversion of the 8.75% Convertible Notes (the “Registrable Securities”) have registration rights. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-3 pursuant to Rule 415 under the Securities Act (333-204980), which provides for resales of all Registrable Securities. In addition, holders of the Registrable Securities have the right to demand registration for resales of the Registrable Securities in an underwritten public offering if such offering (i) represents at least 5% of either the 8.75% Convertible Notes or the shares of Class A common stock outstanding on the date of the demand, or (ii) has an aggregate market value on the date of the demand of greater than $7.5 million. Holders of the Registrable Securities are entitled to an aggregate of four demand registrations, which are subject to certain exceptions.

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

Freedom International Brokerage

We and Cantor formed Freedom International Brokerage Company (“Freedom”) to acquire a 66.7% interest in Freedom International Brokerage, a Canadian government securities broker-dealer and Nova Scotia unlimited liability company, in April 2001. As of the closing of the merger, we became entitled to 100% of Freedom’s capital interest in Freedom International Brokerage and we assumed 100% of Freedom’s cumulative profits. As of December 31, 2015, the investment in Freedom International Brokerage was $8.3 million. We also entered into the Freedom services agreements with Freedom International Brokerage. As of December 31, 2015, the Company had receivables from Freedom of $4.1 million.

Controlled Equity Offering/Payment of Commissions to Cantor Fitzgerald & Co

On November 20, 2014, the Company entered into a controlled equity offering sales agreement with CF&Co (the “November 2014 Sales Agreement”), pursuant to which the Company could offer and sell up to 20,000,000 shares of its Class A common stock sold under the Company’s shelf Registration Statement on Form S-3 (Reg. No. 333-200415), from time to time through CF&Co as the Company’s sales agent. Under such sales agreement, the Company agreed to pay to CF&Co a commission of 2% of the gross proceeds from the sale of such shares. As of March 31, 2016, approximately 6,831,023 shares of Class A common stock have been sold under the November 2014 Sales Agreement, resulting in a total of approximately $1.2 million paid by the Company to CF&Co, and 13,168,977 shares of Class A common stock remain to be sold under such Agreement.

BGC Holdings Exchangeable Limited Partnership Interests Held by Cantor

As of December 31, 2015, Cantor held an aggregate of 50,558,414 BGC Holdings exchangeable limited partnership interests.

The Company has filed various resale registration statements with respect to shares of Class A common stock that may be sold from time to time on a delayed or continuous basis by (i) Cantor at the direction of and for the account of certain current and former Cantor partners, and/or by such partners, as distributees of shares of Class A common stock from Cantor, (ii) charitable organizations that receive donations of shares from Cantor, and/or (iii) the Relief Fund with respect to the shares donated by the Company to it in connection with the Company’s Charity Day. The Company pays all of the expenses of registration other than any underwriting discounts and commissions and stock transfer taxes.

Certain Financial Advisory Fees and Commissions Paid by the Company to CF&Co

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

On May 7, 2015, GFI retained CF&Co to assist it in the sale of Trayport. During the year ended December 31, 2015, the Company recorded advisory fees of $5.1 million payable to CF&Co in connection with the sale of Trayport.

As of December 31, 2015, the Company had securities loaned transactions of $117.9 million with CF&Co. The market value of the securities lent was $116.3 million. As of December 31, 2015, the cash collateral received from CF&Co bore interest rates ranging from 0.80% to 1.00%.

Agreements with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized us to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions and negotiating and due diligence services, in connection with our acquisition and other business strategies in commercial real estate and other businesses from time to time. Such services would be provided at fees not to exceed the fully allocated cost of such services plus 10% and payment of fees for such services prior to October 31, 2013. In connection with this agreement, the Company did not recognize any expense for the years ended December 31, 2015 and December 31, 2014, and recognized $0.3 million of expense for the year ended December 31, 2013.

We also have a referral agreement in place with CCRE, in which brokers are incentivized to refer business to CCRE through a revenue-share arrangement. In connection with this revenue-share agreement, we paid $2.0 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively.

Charity Day

On April 12, 2013, the Company filed a resale Registration Statement on Form S-3 pursuant to which 2,810,000 shares of our Class A common stock may be sold by the Relief Fund or by its pledges, transferees or other successors in interest. Of the 2,810,000 shares, 1,810,000 shares were donated by us to the Relief Fund on December 21, 2012 and the remaining 1,000,000 shares were donated by us to the Relief Fund on April 2, 2013.

During the year ended December 31, 2015, the Company made an interest-free loan to the Relief Fund for $1.0 million in connection with the Company’s annual Charity Day. As a result of the loan, the Relief Fund issued a promissory note to the Company to repay the principal of $1.0 million on August 4, 2016.

During the year ended December 31, 2015, the Company also committed to make charitable contributions to the Relief Fund in the amount of $40.0 million over the next five years. As of December 31, 2015, the remaining liability associated with commitments to make charitable donations was $55.5 million.

On February 23, 2016, the Company purchased from The Relief Fund 970,639 shares of the Company’s Class A common stock at a price of $8.72 per share, the closing price on the date of the transaction.

Issuances of Shares of Class A Common Stock upon Exchanges of BGC Holdings Exchangeable Founding Partner Units/Opening of Brokerage Accounts

From January 1, 2015 through December 31, 2015, the Company issued an aggregate of 279,314 shares of Class A common stock to founding partners of BGC Holdings upon exchange of their exchangeable founding partner units. In order to facilitate the receipt and sale of the exchange shares by the founding partners and the distribution rights shares to be received by retained and founding partners, the Company and Cantor have made arrangements for such partners to open brokerage accounts with an investment bank. These accounts will facilitate repayment by any such partners of any partnership loans or other amounts payable to or guaranteed by Cantor from the proceeds of any sale of such shares.

Other Transactions

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2015, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company will be utilized to determine the shares of profit or loss allocated to each for the period. During the year ended December 31, 2015, the Company recognized its share of foreign exchange gains of $496 thousand.

Mr. Lutnick’s brother-in-law, Gary Lambert, serves as a Director of Business Development of the Company’s Market Data business. He does not report to Mr. Lutnick and he is not supervised by Mr. Lutnick. He earns a base draw of $150,000 and a performance bonus based on sales commissions. In 2015, he received 308 PSUs and 248 PPSUs as a portion of his compensation. He holds no additional PSUs.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers. The Company and Cantor enter into these agreements from time to time.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time by the Company as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2015, the Company did not have any investments in the program and as of December 31, 2014, Company had $125 million invested in the program.

On June 5, 2015, the Company entered into an agreement with Cantor providing Cantor, CF Group Management, Inc. (“CFGM”) and other Cantor affiliates entitled to hold Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of Class B common stock. Such shares of Class B common stock, which currently can be acquired upon the exchange of exchangeable limited partnership units owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. These shares of Class B common stock represent the remaining 34,649,693 authorized but unissued shares of Class B common stock available under the Company’s Amended and Restated Certificate of Incorporation. The exchange agreement will enable the Cantor entities to acquire the same number of shares of Class B common stock that they are already entitled to acquire without having to exchange its exchangeable limited partnership units in BGC Holdings. The Company’s Audit Committee and full Board of Directors determined that it was in the best interests of the Company and its stockholders to approve the exchange agreement because it will help ensure that Cantor retains its exchangeable limited partnership units in BGC Holdings, which is the same partnership in which the Company’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

Under the exchange agreement, Cantor and CFGM have the right to exchange the 22,996,166 shares of Class A common stock owned by them as of December 31, 2015 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to the limit of the then-remaining authorized but unissued shares of Class B common stock (34,649,693 as of December 31, 2015).

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

LFI Holdings Investment

On June 3, 2014, the Company’s Board of Directors and Audit Committee authorized the purchase of 1,000 Class B Units of LFI Holdings, LLC (“LFI”), a wholly owned subsidiary of Cantor, representing 10% of the issued and outstanding Class B Units of LFI after giving effect to the transaction. On the same day, the Company completed the acquisition for $6,500,000 and was granted an option to purchase an additional 1,000 Class B Units of LFI for an additional $6,500,000. LFI is a limited liability corporation headquartered in New York which is a technology infrastructure provider tailored to the financial sector.

On January 15, 2016, the Company closed on the exercise of its option to acquire additional Class B Units of LFI. At the closing, the Company made a payment of $6.5 million to LFI.

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

Exercises of Employee Stock Options and Director Repurchases

The Company issued 84,421 shares of its Class A common stock related to the exercise of stock options during the year ended December 31, 2015.

Messrs. Lutnick, Lynn and Merkel have engaged and in the future may engage in exercises of employee stock options. In addition, in connection with such exercises, such executive officers may sell to the Company from time to time the net shares of Class A common stock acquired by them upon such exercises.

On March 9, 2016, Mr. Lutnick exercised an employee stock option with respect to 250,000 shares of Class A common stock at an exercise price of $8.42 per share. The net exercise of the option resulted in 17,403 shares of the Company’s Class A common stock being issued to Mr. Lutnick.

Mr. Curwood sold an aggregate of 4,000 shares of Class A common stock to the Company on March 8, 2016.

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

In order to address potential conflicts of interest between Cantor and its representatives and us, our certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve Cantor and its representatives, and our powers, rights, duties and liabilities and those of our representatives in connection with our relationship with Cantor and its affiliates, officers, directors, general partners or employees. Our certificate of incorporation provides that no Cantor Company, as defined in our certificate of incorporation, or any of the representatives, as defined in our certificate of incorporation, of a Cantor Company will owe any fiduciary duty to, nor will any Cantor Company or any of their respective representatives be liable for breach of fiduciary duty to, us or any of our stockholders, including with respect to corporate opportunities. The corporate opportunity policy that is included in our certificate of incorporation is designed to resolve potential conflicts of interest between us and our representatives and Cantor and its representatives.

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

If a corporate opportunity is not presented to a person who is both a representative of ours and a representative of a Cantor Company and, expressly and solely in such person’s capacity as a representative of us, such person will not be obligated to present the corporate opportunity to us or to act as if such corporate opportunity belongs to us, and such person:

•	will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to us as a representative of us with respect to such corporate opportunity;

•	will not be liable to us or any of our stockholders for breach of fiduciary duty by reason of such person’s action or inaction with respect to such corporate opportunity;

•	will be deemed to have acted in good faith and in a manner that such person reasonably believed to be in, and not opposed to, our best interests; and

•	will be deemed not to have breached a duty of loyalty to us and our stockholders and not to have derived an improper personal benefit therefrom.

For purposes of the above:

•	“Cantor Company” means Cantor and any of its affiliates (other than, if applicable, the Company and its affiliates);

•	“representatives” means, with respect to any person, the directors, officers, employees, general partners or managing member of such person; and

•	“corporate opportunity” means any business opportunity that we are financially able to undertake that, from its nature, in our lines of business, is of practical advantage to us and is one in which we have an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of a Cantor Company or their respective representatives will be brought into conflict with our self-interest.

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

After completing the acquisition of Newmark in October 2011, we also have a number of additional offices in several states (Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Washington) and the District of Columbia, which are used in our Real Estate Services segment. With our acquisitions of Cornish & Carey Commercial and ARA, we have increased the number of offices by approximately 30 within these above-referenced states. In addition, Newmark has licensed its name to commercial real estate providers in certain locations where Newmark does not have its own offices.

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

On October 27, 2015, our Board of Directors increased our share repurchase and unit redemption authorization to $300.0 million. As of March 31, 2016, the Company had approximately $225.0 million remaining under this authorization. The Company may actively continue to repurchase shares, partnership units or other interests from time to time. We expect to pay such dividends, if and when declared by our Board of Directors and our Audit Committee, on a quarterly basis. The dividend to stockholders is expected to be calculated based on post-tax distributable earnings allocated to us and generated over the fiscal quarter ending prior to the record date for the dividend.

On February 23, 2016, we repurchased from Cantor 5,000,000 shares of our Class A common stock at a price of $8.72 per share, the closing price on the date of the transaction. The transaction was included in our stock repurchase authorization and was approved by the Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young, LLP (“Ernst & Young”) during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Audit fees	$8,365,000	$5,801,245
Audit-related fees	678,750	290,000
Tax fees	1,049,443	268,289
All other fees	24,500	25,000

Total	$10,117,693	$6,384,534

“Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and internal control over financial reporting, including audit fees for the Company’s employee benefit plan. “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the other categories. The amounts set forth above for “Audit fees,” “Audit-related fees” and “Tax Fees” during 2015 include fees paid for Ernst & Young’s services rendered to GFI, after it became our majority-owned consolidated subsidiary in February 2015, including review services rendered to GFI in connection with the filing of its 2015 Forms 10-Q with the SEC and services related to GFI’s tax compliance.

PRE-APPROVAL POLICIES AND PROCEDURES

During 2015, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2015. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2015 and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee charter, the Audit Committee will pre-approve all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to certain minimum exceptions set forth in the Charter. GFI’s Audit Committee approved Ernst & Young’s appointment and fees for services rendered to GFI, and performed the oversight role with respect to all services provided to GFI, from the date of Ernst & Young’s engagement by GFI in February 2015 until the closing of the back-end merger in January 2016.

PART IV—OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The consolidated financial statements required to be filed in this Annual Report on Form 10-K/A are included in Part II, Item 8 of the Original Form 10-K.

(a) (2) Schedule I, Parent Company Only Financial Statements required to be filed in this Annual Report on Form 10-K/A are included in Item 15(a)(2) of the Original Form 10-K. All other schedules are omitted because they are not applicable or not required, or the required information is in the financial statements or the notes thereto.

(a) (3) The following Exhibits are filed as part of this Annual Report on Form 10-K/A as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Annual Report on Form 10-K/A. Schedules and similar attachments to the exhibits designated by a double asterisk (**) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. BGC Partners, Inc. will supplementally furnish a copy of them to the Securities and Exchange Commission (the “SEC”) upon request. We have requested confidential treatment as to certain portions of the Exhibits designated by a cross (+), which portions have been omitted and filed separately with the SEC. Certain exhibits have been previously filed with the SEC pursuant to the Securities Exchange Act of 1934 (Commission File Numbers 0-28191 and 1-35591).

Exhibit Number	Exhibit Title

1.1	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 9, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011)

1.2	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated February 15, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

1.3	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated December 12, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2012)

1.4	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated November 20, 2014 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2014)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

2.5	Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2015)**

2.6	Agreement and Plan of Merger, dated as of December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners, Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2015)

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.3	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.4	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.5	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

4.6	Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2012)

4.7	First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on 8-K filed with the SEC on June 27, 2012)

4.8	Second Supplemental Indenture, dated December 9, 2014, between BGC Partners, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.9	Form of BGC Partners, Inc. 5.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.10	Promissory Note, dated April 28, 2015, from BGC Partners, L.P. to GFI Group Inc. in the aggregate amount of $250,000,000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015)

4.11	Guarantee, dated as of July 10, 2015, by and between BGC Partners, Inc. and GFI Group Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2015)

4.12	Revolving Credit Agreement, dated as of October 1, 2015, between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 9, 2015 (File No. 333-207376))

4.13	First Supplemental Indenture, dated as of November 4, 2015, among GFI Group Inc., BGC Partners, Inc. and The Bank of New York Mellon Trust, N.A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

4.14	Second Supplemental Indenture, dated as of January 12, 2016, among GFI Group Inc., as Issuer, BGC Partners, Inc., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2016)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.3	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

Exhibit Number	Exhibit Title

10.4	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.5	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.6	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.7	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.8	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.9	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.10	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.11	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.12	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.13	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.14	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.15	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.16	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.18	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.19	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.20	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.21	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

Exhibit Number	Exhibit Title

10.22	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.23	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.24	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.25	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.26	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.27	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.28	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.29	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.30	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.31	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.32	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.33	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.34	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.35	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

10.36	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.37	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.38	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

Exhibit Number	Exhibit Title

10.39	Letter Agreement, dated as of March 29, 2010, by and between Sean A. Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.40	Letter Agreement, dated as of March 29, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.41	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.42	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.43	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.44	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.45	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.46	Seventh Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of September 9, 2011 and effective as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2011)

10.47	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.48	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.49	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.50	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.51	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.52	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.53	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.54	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.55	Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2011)

10.56	Capped Call Confirmation dated July 28, 2011 between Bank of America Merrill Lynch and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

Exhibit Number	Exhibit Title

10.57	Capped Call Confirmation dated July 28, 2011 among Deutsche Bank AG, London Branch, Deutsche Bank Securities Inc., and BGC Partners, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.58	First Amended and Restated Incentive Bonus Compensation Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)*

10.59	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.60	Underwriting Agreement dated as of June 21, 2012, by and among BGC Partners, Inc., Wells Fargo Securities, LLC, and certain other Underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.61	First Amendment to Credit Agreement, dated October 11, 2012, to that certain Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.62	Second Amended and Restated Asset Purchase Agreement, dated April 13, 2012, by and among BGC Partners, Inc., Grubb & Ellis Company, and certain subsidiaries of Grubb & Ellis Company that are signatories thereto (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.63	Eighth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of December 17, 2012 and effective as of December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.64	Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.65	Deed of Adherence, dated December 31, 2012, between A. Graham Sadler and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.85 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2012)*

10.66	Amendment No. 1, dated as of March 28, 2013, to the Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013)*

10.67	Second Amendment to Credit Agreement and Waiver, dated as of June 20, 2013, by and among BGC Partners, Inc., the several financial institutions from time to time party thereto, as Lenders, and the Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.68	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.69	Third Amendment, dated as of September 12, 2013, to Credit Agreement, dated as of June 23, 2011, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.70	Ninth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of November 6, 2013 (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013)

Exhibit Number	Exhibit Title

10.71	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.72	Tenth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of May 9, 2014 (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014)

10.73	Sixth Amended and Restated Long Term Incentive Plan, dated as of June 2, 2015 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2015)*

10.74	Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer agreement (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.75	Eleventh Amendment to Agreement of Limited Partnership, as Amended and Restated, of BGC Holdings, L.P., dated as of November 4, 2015 (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.76	Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2015)

10.77	Credit Agreement, dated as of February 25, 2016, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, the several financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (included as Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2016)

12.1	Computation of Ratio of Earnings to Fixed Charges (included as Exhibit 12.1 to the Registrant’s Annual Report on 10-K filed with the SEC on February 29, 2016)

21.1	List of subsidiaries of BGC Partners, Inc. (included as Exhibit 21.1 to the Registrant’s Annual Report on 10-K filed with the SEC on February 29, 2016)

23.1	Consent of Ernst & Young LLP, independent auditors (included as Exhibit 23.1 to the Registrant’s Annual Report on 10-K filed with the SEC on February 29, 2016)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.1 to the Registrant’s Annual Report on 10-K filed with the SEC on February 29, 2016)

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31. to the Registrant’s Annual Report on 10-K filed with the SEC on February 29, 2016)

31.3	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.1 to the Registrant’s Annual Report on 10-K filed with the SEC on February 29, 2016)

32.2	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements (included as Exhibit 101 to the Registrant’s Annual Report on 10-K filed with the SEC on February 29, 2016)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2016.

BGC Partners, Inc.

By:		/S/ HOWARD W. LUTNICK
	Name:	Howard W. Lutnick
	Title:	Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

1.1	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 9, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011)

1.2	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated February 15, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

1.3	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated December 12, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2012)

1.4	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated November 20, 2014 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2014)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

2.5	Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2015)**

2.6	Agreement and Plan of Merger, dated as of December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners, Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2015)

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.3	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.4	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.5	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

4.6	Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2012)

4.7	First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on 8-K filed with the SEC on June 27, 2012)

4.8	Second Supplemental Indenture, dated December 9, 2014, between BGC Partners, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.9	Form of BGC Partners, Inc. 5.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.10	Promissory Note, dated April 28, 2015, from BGC Partners, L.P. to GFI Group Inc. in the aggregate amount of $250,000,000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015)

4.11	Guarantee, dated as of July 10, 2015, by and between BGC Partners, Inc. and GFI Group Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2015)

4.12	Revolving Credit Agreement, dated as of October 1, 2015, between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 9, 2015 (File No. 333-207376))

4.13	First Supplemental Indenture, dated as of November 4, 2015, among GFI Group Inc., BGC Partners, Inc. and The Bank of New York Mellon Trust, N.A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

4.14	Second Supplemental Indenture, dated as of January 12, 2016, among GFI Group Inc., as Issuer, BGC Partners, Inc., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2016)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.3	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

Exhibit Number	Exhibit Title

10.4	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.5	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.6	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.7	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.8	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.9	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.10	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.11	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.12	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.13	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.14	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.15	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.16	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.18	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.19	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.20	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.21	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

Exhibit Number	Exhibit Title

10.22	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.23	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.24	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.25	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.26	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.27	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.28	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.29	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.30	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.31	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.32	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.33	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.34	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.35	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

10.36	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.37	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.38	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

Exhibit Number	Exhibit Title

10.39	Letter Agreement, dated as of March 29, 2010, by and between Sean A. Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.40	Letter Agreement, dated as of March 29, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.41	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.42	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.43	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.44	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.45	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.46	Seventh Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of September 9, 2011 and effective as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2011)

10.47	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.48	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.49	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.50	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.51	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.52	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.53	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.54	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.55	Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2011)

10.56	Capped Call Confirmation dated July 28, 2011 between Bank of America Merrill Lynch and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

Exhibit Number	Exhibit Title

10.57	Capped Call Confirmation dated July 28, 2011 among Deutsche Bank AG, London Branch, Deutsche Bank Securities Inc., and BGC Partners, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.58	First Amended and Restated Incentive Bonus Compensation Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)*

10.59	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.60	Underwriting Agreement dated as of June 21, 2012, by and among BGC Partners, Inc., Wells Fargo Securities, LLC, and certain other Underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.61	First Amendment to Credit Agreement, dated October 11, 2012, to that certain Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.62	Second Amended and Restated Asset Purchase Agreement, dated April 13, 2012, by and among BGC Partners, Inc., Grubb & Ellis Company, and certain subsidiaries of Grubb & Ellis Company that are signatories thereto (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.63	Eighth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of December 17, 2012 and effective as of December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.64	Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.65	Deed of Adherence, dated December 31, 2012, between A. Graham Sadler and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.85 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2012)*

10.66	Amendment No. 1, dated as of March 28, 2013, to the Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013)*

10.67	Second Amendment to Credit Agreement and Waiver, dated as of June 20, 2013, by and among BGC Partners, Inc., the several financial institutions from time to time party thereto, as Lenders, and the Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.68	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.69	Third Amendment, dated as of September 12, 2013, to Credit Agreement, dated as of June 23, 2011, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.70	Ninth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of November 6, 2013 (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013)

Exhibit Number	Exhibit Title

10.71	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.72	Tenth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of May 9, 2014 (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014)

10.73	Sixth Amended and Restated Long Term Incentive Plan, dated as of June 2, 2015 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2015)*

10.74	Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer agreement (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.75	Eleventh Amendment to Agreement of Limited Partnership, as Amended and Restated, of BGC Holdings, L.P., dated as of November 4, 2015 (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.76	Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2015)

10.77	Credit Agreement, dated as of February 25, 2016, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, the several financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (included as Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2016)

12.1	Computation of Ratio of Earnings to Fixed Charges (included as Exhibit 12.1 to the Registrant’s Annual Report on 10-K filed with the SEC on February 29, 2016)

21.1	List of subsidiaries of BGC Partners, Inc. (included as Exhibit 21.1 to the Registrant’s Annual Report on 10-K filed with the SEC on February 29, 2016)

23.1	Consent of Ernst & Young LLP, independent auditors (included as Exhibit 23.1 to the Registrant’s Annual Report on 10-K filed with the SEC on February 29, 2016)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.1 to the Registrant’s Annual Report on 10-K filed with the SEC on February 29, 2016)

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31. to the Registrant’s Annual Report on 10-K filed with the SEC on February 29, 2016)

31.3	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.1 to the Registrant’s Annual Report on 10-K filed with the SEC on February 29, 2016)

32.2	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements (included as Exhibit 101 to the Registrant’s Annual Report on 10-K filed with the SEC on February 29, 2016)

*	Management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report.
**	Omitted pursuant to Item 601(b)(2) of Regulation S-K.
+	We have requested confidential treatment as to certain portions of Exhibits designated by a cross (+), which portions have been omitted and filed previously with the SEC.