Form 10-Q
period 2016-03-31
BGC Partners, Inc.
filed 2016-05-09
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

On May 4, 2016, the registrant had 239,498,038 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

BGC PARTNERS, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “possible,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements.

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below and may impact either or both of our operating segments:

•	market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets and markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;

•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;

•	our relationships with Cantor Fitzgerald, L.P. and its affiliates, which we refer to as “Cantor,” including Cantor Fitzgerald & Co., which we refer to as “CF&Co,” and Cantor Commercial Real Estate Company, L.P., which we refer to as “CCRE,” any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, any loans to or from us or Cantor, CF&Co’s acting as our sales agent under our controlled equity or other offerings, CF&Co’s acting as a market maker in our debt securities, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co, and any services provided by CCRE;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding a potential U.K. exit from the European Union, and the impact of natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•	the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political impasses;

•	the effect on our businesses of reductions in overall industry volumes in certain of our products as a result of central bank quantitative easing, interest rate changes, market volatility, and other factors;

•	the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions;

•	extensive regulation of our businesses and customers, changes in regulations relating to financial services companies, commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•	factors related to specific transactions or series of transactions, including credit, performance, and principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•	costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received and the impact thereof on our financial results and cash flows in any given period;

•	certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage and the need for short- or long-term borrowings, including from Cantor, or other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks and increased borrowing costs, as well as interest rate and foreign currency exchange rate fluctuations;

•	risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, or others;

•	our ability to enter new markets or develop new products, trading desks, marketplaces, or services for existing or new customers and to induce such customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•	our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our real estate services business and our ability to grow in other geographic regions, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

•	our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals;

•	our ability to expand the use of technology for hybrid and fully electronic trading in our product and service offerings;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•	our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•	information technology risks, including capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents and regulatory focus;

•	the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity offerings or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•	our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P., which we refer to as “BGC Holdings,” or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of shares of our Class A common stock; and

•	the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable debt securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our 4.50% Convertible Notes and counterparties to our capped call transactions, share sales and stock pledge, stock loan, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our Class B common stock and our convertible notes, conversions or exchanges of our convertible or exchangeable debt securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on Form 10-Q, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the Securities and Exchange Commission (the “SEC”), and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$456,116	$461,207
Cash segregated under regulatory requirements	5,751	3,199
Securities owned	32,767	32,361
Marketable securities	191,697	650,400
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,704,582	812,240
Accrued commissions receivable, net	367,425	342,299
Loans, forgivable loans and other receivables from employees and partners, net	228,008	158,176
Fixed assets, net	145,378	145,873
Investments	41,111	33,813
Goodwill	814,105	811,766
Other intangible assets, net	228,493	233,967
Receivables from related parties	23,257	15,466
Other assets	311,037	290,687

Total assets	$4,549,727	$3,991,454

Liabilities, Redeemable Partnership Interest, and Equity
Securities loaned	$—	$117,890
Accrued compensation	290,839	303,959
Securities sold, not yet purchased	1,834	—
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,601,927	714,823
Payables to related parties	45,043	21,551
Accounts payable, accrued and other liabilities	546,533	692,639
Notes payable and collateralized borrowings	838,635	840,877

Total liabilities	3,324,811	2,691,739

Commitments and contingencies (Note 19)
Redeemable partnership interest	55,449	57,145
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 500,000 shares authorized; 280,737 and 255,859 shares issued at March 31, 2016 and December 31, 2015, respectively; and 236,750 and 219,063 shares outstanding at March 31, 2016 and December 31, 2015, respectively	2,807	2,559
Class B common stock, par value $0.01 per share; 100,000 shares authorized; 34,848 shares issued and outstanding at March 31, 2016 and December 31, 2015, convertible into Class A common stock	348	348
Additional paid-in capital	1,380,354	1,109,000
Contingent Class A common stock	49,915	50,095
Treasury stock, at cost: 43,987 and 36,796 shares of Class A common stock at March 31, 2016 and December 31, 2015, respectively	(261,832)	(212,331)
Retained deficit	(297,816)	(273,492)
Accumulated other comprehensive income (loss)	(19,073)	(25,056)

Total stockholders’ equity	854,703	651,123
Noncontrolling interest in subsidiaries	314,764	591,447

Total equity	1,169,467	1,242,570

Total liabilities, redeemable partnership and noncontrolling interests, and equity	$4,549,727	$3,991,454

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Commissions	$475,087	$415,283
Principal transactions	92,439	69,768
Real estate management services	46,058	40,602
Fees from related parties	7,070	6,606
Data, software and post-trade	12,317	11,527
Interest income	2,383	1,705
Other revenues	3,682	2,076

Total revenues	639,036	547,567
Expenses:
Compensation and employee benefits	409,183	346,584
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	32,924	37,054

Total compensation and employee benefits	442,107	383,638
Occupancy and equipment	50,002	42,965
Fees to related parties	6,209	4,567
Professional and consulting fees	15,410	23,281
Communications	30,908	24,937
Selling and promotion	25,598	20,476
Commissions and floor brokerage	9,043	6,278
Interest expense	13,458	15,902
Other expenses	22,811	21,041

Total expenses	615,546	543,085
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	(215)
Gains (losses) on equity method investments	558	803
Other income (loss)	(2,917)	31,200

Total other income (losses), net	(2,359)	31,788

Income from operations before income taxes	21,131	36,270
Provision for income taxes	4,840	10,046

Consolidated net income	$16,291	$26,224

Less: Net income attributable to noncontrolling interest in subsidiaries	2,632	12,169

Net income available to common stockholders	$13,659	$14,055

Per share data:
Basic earnings per share
Net income available to common stockholders	$13,659	$14,055

Basic earnings per share	$0.05	$0.06

Basic weighted-average shares of common stock outstanding	273,780	222,019

Fully diluted earnings per share
Net income for fully diluted shares	$22,203	$20,741

Fully diluted earnings per share	$0.05	$0.06

Fully diluted weighted-average shares of common stock outstanding	434,855	338,484

Dividends declared per share of common stock	$0.14	$0.12

Dividends declared and paid per share of common stock	$0.14	$0.12

The accompanying Notes to the unaudited Condensed Consolidated Financial Statement are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Consolidated net income	$16,291	$26,224
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,266	(9,186)
Available for sale securities	1,955	(15,968)

Total other comprehensive income (loss), net of tax	6,221	(25,154)

Comprehensive income	22,512	1,070
Less: Comprehensive income attributable to noncontrolling interest in subsidiaries, net of tax	2,870	9,171

Comprehensive income (loss) attributable to common stockholders	$19,642	$(8,101)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$16,291	$26,224
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	19,468	16,599
Employee loan amortization and reserves on employee loans	10,459	8,066
Equity-based compensation and allocations of net income to limited partnership units and FPUs	36,633	43,124
Deferred compensation expense	5,942	3,167
Gains on equity method investments	(558)	(803)
Amortization of (premium)/discount on notes payable	(1,316)	1,464
Unrealized loss (gain) on marketable securities	10,275	(2,934)
Impairment of fixed assets	1,791	4,484
Deferred tax (benefit) provision	(2,764)	6,010
Sublease provision adjustment	(275)	(462)
Realized gain on marketable securities (see Note 9– “Marketable Securities”)	(9,499)	(29,040)
Other	(414)	215

Consolidated net income, adjusted for non-cash and non-operating items	86,033	76,114
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(889,830)	(1,108,825)
Loans, forgivable loans and other receivables from employees and partners, net	(80,089)	(5,757)
Accrued commissions receivable, net	(24,589)	15,378
Securities borrowed	—	62,736
Securities owned	(406)	4,845
Receivables from related parties	(7,613)	2,063
Cash segregated under regulatory requirements	(2,545)	9,961
Other assets	(12,408)	(3,710)
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	886,130	1,032,280
Payables to related parties	23,326	5,166
Securities sold, not yet purchased	1,822	(1,557)
Securities loaned	(117,890)	57,396
Accounts payable, accrued and other liabilities	(37,122)	(117,699)
Accrued compensation	(26,896)	(91,735)

Net cash used in operating activities	$(202,077)	$(63,344)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(11,894)	$(5,499)
Capitalization of software development costs	(2,753)	(3,096)
Purchase of equity method investments	(6,828)	(224)
Payments for acquisitions, net of cash acquired	(112,251)	(118,003)
Purchase of marketable securities	(52,491)	—
Proceeds from sale of marketable securities	511,161	—
Disposal of assets and liabilities held for sale, net	—	1,982
Capitalization of trademarks, patent defense and registration costs	(181)	(552)

Net cash provided by (used in) investing activities	$324,763	$(125,392)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS–(Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of collateralized borrowings	$(1,695)	$—
Issuance of collateralized borrowings, net of deferred issuance costs	—	27,918
Earnings distributions	(17,591)	(17,771)
Redemption and repurchase of limited partnership interests	(10,261)	(7,311)
Dividends to stockholders	(37,980)	(26,509)
Repurchase of Class A common stock	(62,679)	(5,843)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(30)	—
Proceeds from exercise of stock options	—	275
Repayments of short-term borrowings	—	(10,000)

Net cash used in financing activities	(130,236)	(39,241)
Cash and cash equivalents classified as assets held for sale	—	10,990
Effect of exchange rate changes on cash and cash equivalents	2,459	(5,641)

Net decrease in cash and cash equivalents	(5,091)	(222,628)
Cash and cash equivalents at beginning of period	461,207	648,277

Cash and cash equivalents at end of period	$456,116	$425,649

Supplemental cash information:
Cash paid during the period for taxes	$29,647	$9,862
Cash paid during the period for interest	17,280	6,693
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$7,852	$17,946
Issuance of Class A and contingent Class A common stock for acquisitions	651	14,719

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2015

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2015	$2,202	$348	$817,158	$47,383	$(200,958)	$(268,920)	$4,303	$180,406	$581,922
Consolidated net income	—	—	—	—	—	126,788	—	141,530	268,318
Other comprehensive gain, net of tax	—	—	—	—	—	—	(29,359)	(3,876)	(33,235)
Equity-based compensation, 825,996 shares	8	—	2,909	—	—	—	—	1,454	4,371
Dividends to common stockholders	—	—	—	—	—	(131,360)	—	—	(131,360)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(70,538)	(70,538)
Grant of exchangeability and redemption of limited partnership interests, issuance of 9,445,664 shares	94	—	141,262	—	—	—	—	75,684	217,040
Issuance of Class A common stock (net of costs), 129,151 shares	1	—	860	—	—	—	—	247	1,108
Redemption of FPUs, 539,275 units	—	—	—	—	—	—	—	(835)	(835)
Repurchase of Class A common stock, 1,416,991 shares	—	—	—	—	(9,371)	—	—	(2,743)	(12,114)
Forfeitures of restricted Class A common stock, 270,422 shares	—	—	688	—	(2,002)	—	—	(387)	(1,701)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units, 1,775,481 units	—	—	—	—	—	—	—	6,573	6,573
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(80)	(80)
Issuance of Class A common stock for acquisitions, 1,199,052 shares	12	—	5,112	(4,579)	—	—	—	—	545
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	23,104	7,291	—	—	—	8,695	39,090
Conversion of 8.75% Convertible Notes to Class A common stock, 24,042,599 shares	240	—	117,178	—	—	—	—	32,582	150,000
Reclassification of Redeemable noncontrolling interest to noncontrolling interest for GFI Back-End Merger	—	—	—	—	—	—	—	222,148	222,148
Purchases of Newmark noncontrolling interest	—	—	731	—	—	—	—	(1,219)	(488)
Other	2	—	(2)	—	—	—	—	1,806	1,806

Balance, December 31, 2015	$2,559	$348	$1,109,000	$50,095	$(212,331)	$(273,492)	$(25,056)	$591,447	$1,242,570

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY–(Continued)

For the Three Months Ended March 31, 2016

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2016	$2,559	$348	$1,109,000	$50,095	$(212,331)	$(273,492)	$(25,056)	$591,447	$1,242,570
Consolidated net income	—	—	—	—	—	13,659	—	2,632	16,291
Other comprehensive gain, net of tax	—	—	—	—	—	—	5,983	238	6,221
Equity-based compensation, 373,899 shares	4	—	987	—	—	—	—	502	1,493
Dividends to common stockholders	—	—	—	—	—	(37,980)	—	—	(37,980)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(15,697)	(15,697)
Grant of exchangeability and redemption of limited partnership interests, issuance of 894,602 shares	9	—	11,730	—	—	—	—	7,217	18,956
Issuance of Class A common stock (net of costs), 27,226 shares	—	—	138	—	—	—	—	37	175
Redemption of FPUs, 100,530 units	—	—	—	—	—	—	—	(508)	(508)
Repurchase of Class A common stock, 7,187,046 shares	—	—	—	—	(49,475)	—	—	(13,204)	(62,679)
Forfeitures of restricted Class A common stock, 3,702 shares	—	—	8	—	(26)	—	—	(5)	(23)
Issuance of Class A common stock for acquisitions, 100,325 shares	1	—	337	(338)	—	—	—	—	—
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	369	157	—	—	—	140	666
Completion of GFI Back-End Mergers and Issuance of Class A common stock, 23,481,192 shares	235	—	258,440	—	—	—	—	(258,690)	(15)
Other	(1)	—	(655)	1	—	(3)	—	655	(3)

Balance, March 31, 2016	$2,807	$348	$1,380,354	$49,915	$(261,832)	$(297,816)	$(19,073)	$314,764	$1,169,467

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company servicing the financial and real estate markets through its two segments, Financial Services and Real Estate Services. Through its brands, including BGC®, GFI® and R.P. MartinTM, among others, the Company’s Financial Services segment specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through its FENICS®, BGC Trader™, BGC Market Data and Capitalab® brands, BGC Partners offers fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to select financial instruments and markets.

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

On January 12, 2016, the Company, Jersey Partners, Inc. (“JPI”), New JP Inc. (“New JPI”), Michael A. Gooch, Colin Heffron, and certain subsidiaries of JPI and the Company closed on a previously agreed upon merger. This merger provided for the acquisition of JPI by BGC (the “JPI Merger”) as provided for by a merger agreement dated December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of the Company merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity (the “GFI Merger” and, together with the JPI Merger, the “Back-End Mergers”). The Back-End Mergers allowed the Company to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that it did not already own. Following the closing of the Back-End Mergers, the Company and its affiliates now own 100% of the outstanding shares of GFI’s common stock.

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

During the three months ended March 31, 2016, the Company changed the line item formerly known as “Market data and software solutions” to “Data, software and post-trade.” Reclassifications have been made to previously reported amounts to conform to the current presentation.

In addition, for the three months ended March 31, 2015, the Company has made reclassifications to previously reported amounts related to GFI to conform to the current presentation for the line items “Compensation and employee benefits” and “Professional and consulting fees.”

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. The guidance was effective beginning January 1, 2016 and early adoption was permitted. The adoption of this FASB guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which relates to simplifying the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update were effective for the annual period beginning January 1, 2016 for the Company, and early adoption was permitted. The adoption of this FASB guidance did not have a material impact on the Company’s unaudited condensed financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. Acquirers are no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The guidance was effective beginning January 1, 2016, with early adoption permitted. The adoption of this FASB guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU will replace certain existing revenue recognition guidance. The guidance, as stated in ASU No. 2014-09, was initially effective beginning on January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers—Deferral of Effective Date, which defers the effective date by one year, with early adoption on the original effective date permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the impact of the future adoption of the ASU on the Company’s unaudited condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2017, and early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

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

Financial Services

On February 26, 2015, the Company successfully completed its tender offer to acquire shares of common stock, par value $0.01 per share, of GFI for $6.10 per share in cash and accepted for purchase 54.3 million shares tendered to the Company pursuant to the offer. The Tendered Shares, together with the 17.1 million shares already owned by the Company, represented approximately 56% of the then- outstanding shares of GFI. The Company issued payment for the Tendered Shares on March 4, 2015 in the aggregate amount of $331.1 million. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. The new shares and the note eliminate in consolidation. Following the issuance of the new shares, the Company owned approximately 67% of GFI’s outstanding common stock. On January 12, 2016, the Company completed its acquisition of JPI. Shortly following the JPI Merger, a subsidiary of the Company merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The Company issued approximately 23.5 million shares of its Class A common stock and paid $111.2 million in cash in connection with the closing of the Back-End Mergers. Following the closing of the Back-End Mergers, the Company and its affiliates now own 100% of the outstanding shares of GFI common stock. The excess of total consideration over the fair value of the total net assets acquired, of approximately $450.0 million, has been recorded to goodwill and was allocated to the Company’s Financial Services segment. In addition, “Total revenues” in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and March 31, 2015 included $154.3 million and $64.4 million, respectively, related to GFI.

The following tables summarize the components of the purchase consideration transferred and the allocation of the assets acquired and liabilities assumed based on the fair values as of the acquisition date (in millions, except share and per share amounts).

Calculation of purchase consideration transferred

February 26, 2015
Cash	$331.1
Cost value of shares already owned (17,075,464 shares)	75.1
Redeemable noncontrolling interest (56,435,876 shares at $6.10 per share)	344.3

Total purchase consideration and noncontrolling interest (cost value)	750.5
Appreciation of shares already owned (17,075,464 shares at $6.10 per share less cost value)	29.0

Total purchase consideration and noncontrolling interest (fair value)	$779.5

Allocation of the assets acquired and the liabilities assumed

February 26, 2015
Cash and cash equivalents	$238.8
Receivables from broker-dealers, clearing organizations, customers and related-broker dealers	704.8
Accrued commissions receivable, net	93.6
Fixed assets, net	58.4
Goodwill	450.0
Finite-lived intangible assets:
Non-compete agreement	15.4
Technology	39.2
Customer relationships	133.8
Acquired intangibles	6.7
Indefinite-lived intangible assets:
Trade name	92.1
Other assets	194.2
Assets held for sale	208.3
Short-term borrowings	(70.0)
Accrued compensation	(141.0)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	(648.6)
Accounts payable, accrued and other liabilities	(163.3)
Notes payable and collateralized borrowings	(255.3)
Liabilities held for sale	(175.5)
Pre-existing noncontrolling interest	(2.1)

Total	$779.5

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of GFI had occurred on January 1, 2015, and as if the Company owned 100% of GFI from the date of acquisition. The unaudited pro forma results are not indicative of operations that would have been achieved, nor are they indicative of future results of operations. The unaudited pro forma results do not reflect any potential cost savings or other operations efficiencies that could result from the acquisition. In addition, the unaudited pro forma condensed combined financial information does not include any adjustments in respect of certain expenses recorded in the GFI financial statements that were associated with non-recurring events unrelated to the acquisition and does not include any adjustments in respect of any potential future sales of assets. However, the unaudited pro forma results below for the three months ended March 31, 2015 do include non-recurring pro forma adjustments directly related to the acquisition which mainly consisted of: (a) Prior to the acquisition, GFI had entered into an agreement with the CME Group Inc. (“CME”) for CME to acquire GFI. The CME transaction was terminated and as a result, GFI incurred breakage costs of approximately $24.7 million; (b) Severance and compensation restructuring charges of $22.2 million incurred by GFI; (c) The aggregate of BGC’s and GFI’s professional fees incurred which totaled $24.9 million; and (d) The $29.0 million gain recorded by the Company upon acquisition of GFI on the 17.1 million shares of GFI common stock owned prior to the completion of the acquisition.

In millions (unaudited)

	Three Months Ended March 31,
	2016	2015
Pro forma revenues	$639.0	$710.8
Pro forma consolidated net income	$16.3	$25.1

Real Estate Services

On February 26, 2016, the Company completed the acquisition of Rudesill-Pera Multifamily, LLC (“Memphis Multifamily”). Memphis Multifamily is a multifamily brokerage firm operating in Memphis and the Mid-South Region.

                The total consideration for acquisitions during the three months ended March 31, 2016, within the Real Estate Services segment was approximately $3.6 million in total fair value, comprised of cash and BGC Holdings limited partnership units, of which $1.4 million may be issued contingent on certain targets being met through 2019. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $3.6 million and was allocated to the Company’s Real Estate Service segment.

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

4.	Divestitures

Sales of KGL and KBL

In connection with the successful completion of the tender offer to acquire GFI on February 26, 2015, the Company acquired Kyte Group Limited (“KGL”) which primarily included GFI’s clearing business, and Kyte Broking Limited (“KBL”).

On January 24, 2015, GFI entered into an agreement to sell its 100% equity ownership of KGL, and the transaction was completed in March 2015. The total cash consideration received by the Company was approximately $10.6 million. The loss incurred from the sale of KGL of $0.2 million is included within “Gain (loss) on divestiture and sale of investments” in the Company’s unaudited condensed consolidated statements of operations.

On February 3, 2015, GFI entered into an agreement to sell 100% equity ownership of KBL. In May 2015, the Company completed the sale of KBL. The transaction included total cash consideration of $6.1 million and the Company recorded a gain on the sale of $0.8 million, which is included within “Gain (loss) on divestiture and sale of investments” in the Company’s unaudited condensed consolidated statements of operations. KBL’s operations prior to the completion of the transaction were included in the Company’s unaudited condensed consolidated statements of operations.

Sale of Trayport

In connection with the successful completion of the tender offer to acquire GFI, the Company also acquired GFI’s Trayport business. The Trayport Business was GFI’s European electronic energy software business. On December 11, 2015, the Company completed the sale of its Trayport business to Intercontinental Exchange, Inc. (“Intercontinental Exchange” or “ICE”). Under the terms of the purchase agreement, Intercontinental Exchange acquired the Trayport business from the Company in exchange for 2,527,658 ICE common shares issued with respect to the $650.0 million purchase price, which was adjusted at closing. The Company recorded a pre-tax gain on the sale of $391.0 million, net of $10.4 million in fees, which was included within “Gain on divestiture and sale of investments” in the Company’s consolidated statements of operations for the year ended December 31, 2015. Trayport’s operations prior to the completion of the transaction were included in the Company’s unaudited condensed consolidated statements of operations within the Financial Services segment.

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

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Basic earnings per share:
Net income available to common stockholders	$13,659	$14,055

Basic weighted-average shares of common stock outstanding	273,780	222,019

Basic earnings per share	$0.05	$0.06

Fully diluted EPS is calculated utilizing net income available for common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on the Convertible Notes, if applicable (see Note 17—“Notes Payable, Collateralized and Short-Term Borrowings”), as the numerator. The denominator is comprised of the Company’s weighted-average outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of common stock, including Convertible Notes, stock options and RSUs. The limited partnership interests generally are potentially exchangeable into shares of Class A common stock and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Fully diluted earnings per share
Net income available to common stockholders	$13,659	$14,055
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	7,020	6,686
Interest expense on convertible notes, net of tax	1,524	—

Net income for fully diluted shares	$22,203	$20,741

Weighted-average shares:
Common stock outstanding	273,780	222,019
Limited partnership interests in BGC Holdings	139,825	114,564
Convertible notes	16,260	—
RSUs (Treasury stock method)	858	944
Other	4,132	957

Fully diluted weighted-average shares of common stock outstanding	434,855	338,484

Fully diluted earnings per share	$0.05	$0.06

For the three months ended March 31, 2016 and 2015 respectively, approximately 1.0 million and 41.3 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended March 31, 2016 included, on a weighted-average basis, 1.0 million other securities or other contracts to issue shares of common stock. Anti-dilutive securities for the three months ended March 31, 2015 included, on a weighted-average basis, 40.3 million limited partnership interests and 1.0 million other securities or other contracts to issue shares of common stock.

Additionally, as of March 31, 2016 and 2015, respectively, approximately 6.1 million and 10.6 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

6.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Shares outstanding at beginning of period	219,063,365	185,108,316
Share issuances:
Exchanges of limited partnership interests[1]	894,602	2,158,311

Vesting of restricted stock units (RSUs)	373,899	428,233
Acquisitions	23,581,517	100,325
Other issuances of Class A common stock[2]	27,226	39,848
Treasury stock repurchases	(7,187,046)	(734,561)
Forfeitures of restricted Class A common stock	(3,702)	(147,785)

Shares outstanding at end of period	236,749,861	186,952,687

[1]	The issuance related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
[2]	The Company did not issue shares of Class A common stock for general corporate purposes during the three months ended March 31, 2016 or March 31, 2015.

Class B Common Stock

                The Company did not issue any shares of Class B common stock during the three months ended March 31, 2016 and 2015. As of March 31, 2016 and 2015, the Company’s Class B common stock outstanding was 34,848,107 shares.

Controlled Equity Offering

The Company has entered into a controlled equity offering (“CEO”) sales agreement with CF&Co (“November 2014 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its CEO sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of March 31, 2016, the Company has sold 6,831,023 shares of Class A common stock under this agreement. For additional information, see Note 13—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. In February 2014, the Company’s Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of March 31, 2016, the Company had approximately $225.1 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units. The table below represents unit redemption and share repurchase activity for the three months ended March 31, 2016.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1]
January 1, 2016—March 31, 2016	775,791	$8.59
Repurchases[2]
January 1, 2016—January 31, 2016	285,845	$9.09
February 1, 2016—February 29, 2016	6,683,611	8.69
March 1, 2016—March 31, 2016	217,590	9.09

Total Repurchases	7,187,046	$8.72

Total Redemptions and Repurchases	7,962,837	$8.71	$225,060,546

[1]	During the three months ended March 31, 2016, the Company redeemed approximately 0.7 million limited partnership units at an aggregate redemption price of approximately $5.8 million for an average price of $8.65 per unit and approximately 101 thousand FPUs at an aggregate redemption price of approximately $0.8 million for an average price of $8.23 per unit. During the three months ended March 31, 2015, the Company redeemed approximately 2.0 million limited partnership units at an aggregate redemption price of approximately $17.7 million for an average price of $8.65 per unit and approximately 10 thousand FPUs at an aggregate redemption price of approximately $85 thousand for an average price of $8.60 per unit.
[2]	During the three months ended March 31, 2016, the Company repurchased approximately 7.2 million shares of its Class A common stock at an aggregate purchase price of approximately $62.7 million for an average price of $8.72 per share. During the three months ended March 31, 2015, the Company repurchased approximately 0.7 million shares of its Class A common stock at an aggregate purchase price of approximately $5.8 million for an average price of $7.96 per share.

The table above represents the gross unit redemptions and share repurchases of the Company’s Class A common stock during the three months ended March 31, 2016. Approximately 0.4 million of the 0.8 million units above were redeemed using cash from the Company’s CEO program, and therefore did not impact the fully diluted number of shares and units outstanding. The remaining redemptions along with the Class A common stock repurchases resulted in a 7.6 million reduction in the fully diluted share count. This net reduction cost the Company approximately $65.9 million (or $8.70 per share/unit) during the three months ended March 31, 2016. This reduction partially offset the overall growth in the fully diluted share count which resulted from acquisitions, equity-based compensation and front office hires.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$57,145	$59,501
Consolidated net income allocated to FPUs	711	—
Earnings distributions	(1,894)	—
FPUs exchanged	(191)	—
FPUs redeemed	(322)	(20)

Balance at end of period	$55,449	$59,481

7.	Securities Owned and Securities Sold, Not Yet Purchased

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $32.8 million as of March 31, 2016 and $32.4 million as of December 31, 2015. Total securities sold, not yet purchased were $1.8 million as of March 31, 2016. There were no securities sold, not yet purchased as of December 31, 2015. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”

8.	Collateralized Transactions

Securities Loaned

As of March 31, 2016, the Company had no Securities loaned transactions. As of December 31, 2015, the Company has Securities loaned transactions of $117.9 million with CF&Co. The market value of the securities lent was $116.3 million. As of December 31, 2015, the cash collateral received from CF&Co bore interest rates ranging from 0.80% to 1.00%. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

9.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $191.7 million and $650.4 million as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015, the Company held marketable securities classified as trading securities with a market value of $183.5 million and $644.9 million, respectively. These securities are measured at fair value, with any changes in fair value recognized currently in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended March 31, 2016 and 2015, the Company recognized a net loss (realized and unrealized) of $0.3 million and a gain of $2.9 million, respectively, related to the mark-to-market on these shares and any related hedging transactions when applicable.

In connection with the Company’s sale of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, Inc. (“Nasdaq,” formerly known as “NASDAQ OMX Group, Inc.”) on June 28, 2013, the Company will receive a remaining earn-out of up to 11,906,964 shares of Nasdaq common stock ratably over the next approximately 12 years, provided that Nasdaq, as a whole, produces at least $25 million in gross revenues each year.

As of March 31, 2016 and December 31, 2015, the Company held marketable securities classified as available-for-sale with a market value of $8.2 million and $5.5 million, respectively. These securities are measured at fair value, with unrealized gains or losses included as part of “Other comprehensive loss” in the Company’s unaudited condensed consolidated statements of comprehensive income. During the three months ended March 31, 2016, the Company recognized gains of $0.8 million related to these marketable securities classified as available-for-sale.

During the three months ended March 31, 2016, the Company purchased marketable securities with a market value of $52.6 million at the time of purchase and sold marketable securities with a market value of $511.2 million at the time of sale.

10.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s Nasdaq shares (see Note 11—“Derivatives”). As of March 31, 2016 and December 31, 2015, receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$1,547,092	$692,530
Receivables from clearing organizations	134,855	92,915
Other receivables from broker-dealers and customers	20,160	18,252
Net pending trades	—	6,544
Open derivative contracts	2,475	1,999

Total	$1,704,582	$812,240

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$1,481,751	$660,365
Payables to clearing organizations	93,722	30,037
Other payables to broker-dealers and customers	20,079	23,287
Net pending trades	2,844	—
Open derivative contracts	3,531	1,134

Total	$1,601,927	$714,823

A portion of these receivables and payables are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of March 31, 2016 have subsequently settled at the contracted amounts.

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

	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Forwards	$802	$123	$821	$178
Foreign exchange swaps	429	2,623	883	375
Interest rate swaps	286	—	256	—
Foreign exchange/commodities options	—	229	—	537
Futures	958	—	39	44
Equity options	—	556	—	—

Total	$2,475	$3,531	$1,999	$1,134

The notional amounts of these derivative contracts at March 31, 2016 and December 31, 2015 were $8.9 billion and $10.9 billion, respectively. At March 31, 2016, the notional amounts primarily consisted of long futures of $4.3 billion and short futures of $4.0 billion. As of March 31, 2016, these notional values of long and short futures contracts were primarily related to fixed income futures in a consolidated VIE acquired in the acquisition of GFI, of which the Company’s exposure to economic loss is approximately $5.2 million.

The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. Certain of the Company’s foreign exchange swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position at March 31, 2016 was $2.5 million.

The change in fair value of interest rate swaps, futures, foreign exchange/commodities options and foreign exchange swaps is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations, and the change in fair value of equity options related to the Nasdaq hedges and forwards are included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
Derivative contract	2016	2015
Futures	$732	$1,629
Foreign exchange/commodities options	3,129	417
Interest rate swaps	4	(38)
Foreign exchange swaps	120	(34)
Forwards	152	467
Equity options	444	—

Gain (loss)	$4,581	$2,441

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

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at March 31, 2016 and December 31, 2015 (in thousands):

	Assets at Fair Value at March 31, 2016
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable Securities	$191,697	$—	$—	$—	$191,697
Government debt	32,560	—	—	—	32,560
Securities Owned—Equities	207	—	—	—	207
Forwards	—	802	—	—	802
Foreign exchange swaps	—	758	—	(329)	429
Interest rate swaps	—	286	—	—	286
Futures	—	958	—	—	958
Foreign exchange/commodities options	267	—	—	(267)	—

Total	$224,731	$2,804	$—	$(596)	$226,939

	Liabilities at Fair Value at March 31, 2016
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Forwards	$—	$123	$—	$—	$123
Foreign exchange/commodities options	496	—	—	(267)	229
Foreign exchange swaps	—	2,952	—	(329)	2,623
Securities Sold Not Yet Purchased-Equities	1,834	—	—	—	1,834
Equity options	—	556	—	—	556
Contingent consideration	—	—	64,337	—	64,337

Total	$2,330	$3,631	$64,337	$(596)	$69,702

	Assets at Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable Securities	$650,315	$85	$—	$—	$650,400
Government debt	32,352	—	—	—	32,352
Securities Owned—Equities	9	—	—	—	9
Forwards	—	869	—	(48)	821
Foreign exchange swaps	—	1,256	—	(373)	883
Interest rate swaps	—	283	—	(27)	256
Futures	—	39	—	—	39
Foreign exchange/commodities options	309	—	—	(309)	—

Total	$682,985	$2,532	$—	$(757)	$684,760

	Liabilities at Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Forwards	$—	$226	$—	$(48)	$178
Futures	—	44	—	—	44
Government debt	12	—	—	—	12
Foreign exchange/commodities options	846	—	—	(309)	537
Foreign exchange swaps	—	748	—	(373)	375
Interest rate swaps	—	27	—	(27)	—
Contingent consideration	—	—	65,043	—	65,043

Total	$858	$1,045	$65,043	$(757)	$66,189

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the three months ended March 31, 2016 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net income(1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at March 31, 2016	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at March 31, 2016
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$65,043	$4	$(5)	$833	$(1,540)	$64,337	$1

(1)	Realized and unrealized gains (losses) are reported in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the three months ended March 31, 2015 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net income(1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at March 31, 2015	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at March 31, 2015
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$56,299	$(1,236)	$41	$7,564	$(1,544)	$63,514	$1,195

(1)	Realized and unrealized gains (losses) are reported in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset		Net Amount
				Financial Instruments	Cash Collateral Received
Assets
Forwards	$802	$—	$802	$—	$—	$802
Foreign exchange swaps	758	329	429	—	—	429
Interest rate swaps	286	—	286	—	—	286
Futures	958	—	958	—	—	958
Foreign exchange/commodities options	267	267	—	—	—	—

Total	$3,071	$596	$2,475	$—	$—	$2,475

Liabilities
Forwards	$123	$—	$123	$—	$—	$123
Foreign exchange swaps	2,952	329	2,623	—	—	2,623
Equity options	556	—	556	—	—	556
Foreign exchange/commodities options	496	267	229	—	—	229

Total	$4,127	$596	$3,531	$—	$—	$3,531

	December 31, 2015
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset		Net Amount
				Financial Instruments	Cash Collateral Received
Assets
Forwards	$869	$48	$821	$—	$—	$821
Foreign exchange swaps	1,256	373	883	—	—	883
Interest rate swaps	283	27	256	—	—	256
Futures	39	—	39	—	—	39
Foreign exchange/commodities options	309	309	—	—	—	—

Total	$2,756	$757	$1,999	$—	$—	$1,999

Liabilities
Forwards	$226	$48	$178	$—	$—	$178
Foreign exchange swaps	748	373	375	—	—	375
Interest rate swaps	27	27	—	—	—	—
Futures	44	—	44	—	—	44
Foreign exchange/commodities options	846	309	537	—	—	537

Total	$1,891	$757	$1,134	$—	$—	$1,134

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

	Fair Value as of March 31, 2016	Valuation Technique	Unobservable Inputs	Weighted Average
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$64,337	Present value of expected payments	Discount rate Forecasted financial information	5.5	% (a)

(a)	The Company’s estimate of contingent consideration as of March 31, 2016 was based on the acquired business’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2015	Valuation Technique	Unobservable Inputs	Weighted Average
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$65,043	Present value of expected payments	Discount rate Forecasted financial information	5.6	% (a)

(a)	The Company’s estimate of contingent consideration as of December 31, 2015 was based on the acquired business’ projected future financial performance, including revenues.

Valuation Processes – Level 3 Measurements

Valuations for contingent consideration are conducted by the Company. Each reporting period, the Company updates unobservable inputs. The Company has a formal process to review changes in fair value for satisfactory explanation.

Sensitivity Analysis – Level 3 Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. As of March 31, 2016 and December 31, 2015, the present value of expected payments related to the Company’s contingent consideration was $64.3 million and $65.0 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $74.2 million and $76.1 million, respectively.

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

For the three months ended March 31, 2016 and 2015, the Company recognized related party revenues of $7.1 million and $6.6 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended March 31, 2016 and 2015, the Company was charged $12.9 million and $10.6 million, respectively, for the services provided by Cantor and its affiliates, of which $6.7 million and $6.0 million, respectively, were to cover compensation to leased employees for the three months ended March 31, 2016 and 2015. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended March 31, 2016 and 2015, Cantor’s share of the net profit in Tower Bridge was $0.5 million and $0.6 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

Equity Method Investment

On June 3, 2014, the Company’s Board of Directors and Audit Committee authorized the purchase of 1,000 Class B Units of LFI Holdings, LLC (“LFI”), a subsidiary of Cantor, representing 10% of the issued and outstanding Class B Units of LFI after giving effect to the transaction. On the same day, the Company completed the acquisition for $6.5 million and was granted an option to purchase an additional 1,000 Class B Units of LFI for an additional $6.5 million. On January 15, 2016, the Company closed on the exercise of its option to acquire additional Class B Units of LFI Holdings, LLC. At the closing, the Company made a payment of $6.5 million to LFI. As a result of the option exercise, the Company has a 20% ownership interest in LFI. LFI is a limited liability corporation headquartered in New York which is a technology infrastructure provider tailored to the financial sector. The Company accounts for the investment using the equity method.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of March 31, 2016 and December 31, 2015, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended March 31, 2016 and 2015, the Company recognized its share of foreign exchange gains of $149 thousand and $646 thousand, respectively. These gains are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by our Audit Committee. During the three months ended March 31, 2016 and 2015, the Company recorded revenues from Cantor entities of $52 thousand and $64 thousand, respectively, related to commissions paid to the Company by Cantor.

                In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of March 31, 2016 and December 31, 2015, the Company did not have any investments in the program.

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

Under the exchange agreement, Cantor Fitzgerald, L.P. (“CFLP”) and CFGM have the right to exchange 17,019,009 shares of Class A common stock owned by them as of March 31, 2016 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to the limit of the then-remaining authorized but unissued shares of Class B common stock (34,649,693 as of March 31, 2016).

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

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short term borrowing rate then in effect plus 1%. On October 1, 2015, the Company borrowed $100.0 million under this facility (the “Cantor Loan”). The Company did not have any interest expense related to the Cantor Loan for the three months ended March 31, 2016 or 2015. The Cantor Loan was repaid on December 31, 2015. As of March 31, 2016, there were no borrowings outstanding under this facility.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of our equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of March 31, 2016 and December 31, 2015, the Company had receivables from Freedom International Brokerage of $4.6 million and $4.1 million, respectively. As of March 31, 2016 and December 31, 2015, the Company had $0.4 million and $0.9 million, respectively, in receivables from Cantor related to open derivative contracts. As of March 31, 2016 and December 31, 2015, the Company had $2.6 million and $0.4 million, respectively, in payables to Cantor related to open derivative contracts. Additionally, as of March 31, 2016 and December 31, 2015, the Company had $1.1 million and $4.6 million, respectively, in payables to Cantor related to fails and equity trades pending settlement.

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

As of March 31, 2016 and December 31, 2015, the aggregate balance of employee loans, net of reserve, was $228.0 million and $158.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above mentioned employee loans for the three months ended March 31, 2016 and 2015 was $10.5 million and $8.1 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. On April 13, 2015, the Company’s 8.75% Convertible Notes, due April 15, 2015, were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, and the shares were issued to Cantor Fitzgerald, L.P. as settlement of the notes. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.3 million for the three months ended March 31, 2015. See Note 17—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information. On June 15, 2015, the Company filed a resale registration statement on Form S-3 pursuant to which 24,042,599 shares of Class A common stock may be sold from time to time by Cantor or by certain of its pledgees, donees, distributees, counterparties, transferees or other successors of interest of the shares, including banks or other financial institutions which may enter into stock pledge, stock loan or other financing transactions with Cantor or its affiliates, as well as by their respective pledgees, donees, distributees, counterparties, transferees or other successors in interest.

Repurchases from Cantor

On February 23, 2016, the Company purchased from Cantor 5,000,000 shares of the Company’s Class A common stock at a price of $8.72 per share, the closing price on the date of the transaction. This transaction was included in the Company’s stock repurchase authorization and was approved by the Audit Committee of the Board of Directors.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into the November 2014 Sales Agreements with CF&Co, as the Company’s sales agent. During the three months ended March 31, 2016, the Company sold 0.4 million shares under the November 2014 Sales Agreement for aggregate proceeds of $3.4 million, at a weighted-average price of $9.01 per share. For the three months ended March 31, 2016 and 2015, the Company was charged approximately $0.1 million and $0.3 million, respectively, for services provided by CF&Co related to the Company’s November 2014 Sales Agreement. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

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

On February 26, 2015, the Company completed the tender offer for GFI shares. In connection with the acquisition of GFI, during the three months ended March 31, 2015, the Company recorded advisory fees of $7.1 million payable to CF&Co. These fees were included in “Professional and Consulting Fees” in the Company’s unaudited condensed consolidated statements of operations.

On May 7, 2015, GFI retained CF&Co to assist it in the sale of Trayport. During the year ended December 31, 2015, the Company recorded advisory fees of $5.1 million payable to CF&Co in connection with the sale of Trayport. These fees were netted against the gain on sale in “Gain on divestures and sale of investments” in the Company’s consolidated statements of operations.

Under rules adopted by the Commodity Futures Trading Commission (“CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement. There have been no payments made pursuant to this arrangement.

Transactions with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized the Company to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with the Company’s acquisition and other business strategies in commercial real estate and other businesses. Such services are provided at fees not to exceed the fully-allocated cost of such services plus 10%. In connection with this agreement, the Company did not recognize any expense for the three months ended March 31, 2016 and 2015.

The Company also has a referral agreement in place with CCRE, in which brokers are incentivized to refer business to CCRE through a revenue-share arrangement. In connection with this revenue-share agreement, the Company recognized revenues of $0.7 million and $120 thousand for the three months ended March 31, 2016 and 2015, respectively. This revenue was recorded as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

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

As of March 31, 2016, there were 660,800 non-exchangeable FPUs remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

NPSUs are not entitled to participate in Partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of the Company’s Class A common stock. Subject to the approval of the Compensation Committee or its designee, N Units may be exchanged for the underlying unit type (i.e. an NREU will be converted into an REU) and will then participate in Partnership distributions, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations. The Tenth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

On January 1, 2015, (i) 1,000,000 of Mr. Lutnick’s NPSUs converted into 550,000 PSUs and 450,000 PPSUs, of which Mr. Lutnick has the right to exchange for shares and cash, which he waived under the Company’s policy, 239,739 PSUs and 196,150 PPSUs, and (ii) 142,857 of Mr. Merkel’s NPSUs converted into 78,571 PSUs and 64,286 PPSUs, of which 5,607 PSUs and 4,588 PPSUs were made exchangeable and repurchased by the Company at the average price of shares of Class A common stock sold under the Company’s controlled equity offering less 2%, or $91,558.

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

On January 30, 2015, the Compensation Committee approved the acceleration of the lapse of restrictions on transferability with respect to an aggregate of 598,904 shares of restricted stock held by our executive officers as follows: Mr. Lynn, 455,733 shares; Mr. Merkel, 16,354 shares; Mr. Windeatt, 95,148 shares; and Mr. Sadler, 31,669 shares. On January 30, 2015, these executives sold these shares to the Company at $7.83 per share. In connection with such sales, an aggregate of 87,140 of LPUs were redeemed for zero as follows: Mr. Lynn, 68,381 units; Mr. Windeatt, 20,684 units; and Mr. Sadler 4,752 units.

On July 27, 2015, the Audit Committee granted exchange rights with respect to 8,536 PSUs and 6,983 PPSUs that were issued pursuant to vested NPSUs that were awarded to Mr. Merkel, an executive officer of the Company, in May 2014. On October 29, 2015, the Company repurchased (i) the 8,536 PSUs at a price of $8.34 per share, the closing price of the Class A common stock on the date the Company approved the transaction, and (ii) the 6,983 PPSUs at a price of $9.15 per share, the closing price of the Class A common stock on December 31, 2014.

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

On February 24, 2016, the Compensation Committee granted 750,000 non-exchangeable PSUs and 291,667 PPSUs (which may not be made exchangeable) to Mr. Lutnick; 641,429 non-exchangeable LPUs and 241,667 PLPUs (which may not be made exchangeable) to Mr. Lynn; 114,583 non-exchangeable PSUs and 93,750 PPSUs (which may not be made exchangeable) to Mr. Merkel; 105,188 non-exchangeable LPUs and 40,906 non-exchangeable PLPUs (which may not be made exchangeable) to Mr. Windeatt; and 55,688 non-exchangeable LPUs and 21,656 non-exchangeable PLPUs (which may not be made exchangeable) to Mr. Sadler.

On February 24, 2016, the Compensation Committee approved the acceleration of the lapse of restrictions on transferability with respect to 612,958 shares of restricted stock held by our executive officers as follows: Mr. Lynn, 431,782 shares; Mr. Merkel, 150,382 shares; and Mr. Sadler, 30,794 shares. On February 24, 2016, Messrs. Lynn and Sadler sold these shares to the Company at $8.40 per share, and Mr. Merkel sold 120,000 of such shares to the Company at $8.40 per share. In connection with such transaction, 64,787 of Mr. Lynn’s and 4,621 of Mr. Sadler’s partnership units were redeemed for zero.

In February 2016, the Company granted exchange rights and/or released transfer restrictions with respect to 2,127,648 rights available to Mr. Lutnick with respect to some of his non-exchangeable limited partnership units (which amount included the lapse of restrictions with respect to 235,357 shares of restricted stock held by him), which were all of such rights available to him at such time. Mr. Lutnick has not transferred or exchanged such shares or units as of the date hereof.

On March 9, 2016, Howard W. Lutnick, the Company’s Chief Executive Officer, exercised an employee stock option with respect to 250,000 shares of Class A common stock at an exercise price of $8.42 per share. The net exercise of the option resulted in 17,403 shares of the Company’s Class A common stock being issued to Mr. Lutnick.

Transactions with Relief Fund

During the year ended December 31, 2015, the Company issued an interest-free loan to the Relief Fund for $1.0 million in connection with the Company’s annual Charity Day. As a result of the loan, the Relief Fund issued a promissory note to the Company in the aggregate principal amount of $1.0 million due on August 4, 2016. On March 2, 2016, the promissory note was canceled in connection with charitable contribution commitments related to the Company’s annual Charity Day.

During the years ended December 31, 2015 and 2013, the Company committed to make charitable contributions to the Relief Fund in the amounts of $40.0 million and $25.0 million, respectively, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the years ended December 31, 2015 and 2013, respectively. As of March 31, 2016, the remaining liability associated with these commitments was $38.0 million, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

On February 23, 2016, the Company purchased from The Cantor Fitzgerald Relief Fund 970,639 shares of the Company’s Class A common stock at a price of $8.72 per share, the closing price on the date of the transaction.

Other Transactions

                The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets, such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015; the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million, to $16.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended March 31, 2016 and 2015, the Company made $0.3 million and $0.2 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

14.	Investments

Equity Method and Similar Investments

(in thousands)	March 31, 2016	December 31, 2015
Equity method investments	$39,619	$32,277
Cost method investments	1,492	1,536

	$41,111	$33,813

The Company recognized gains of $0.6 million and $0.2 million related to its equity method investments for the three months ended March 31, 2016 and 2015, respectively. The Company’s share of the gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations. As a result of the GFI acquisition, the Company also had certain investments in brokerage businesses in which the Company had a contractual right to receive a percentage of revenues, less certain direct expenses. The Company accounted for these investments in a manner similar to the equity method of accounting. The sale of KBL (see Note 4–“Divestitures”) in May 2015 included these investments. Through the date of sale, the Company’s share of gain on these investments was $1.0 million. The Company’s total share of gains and losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statement of operations.

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of March 31, 2016 and December 31, 2015. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	March 31, 2016		December 31, 2015
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$4,392	$5,372	$3,858	$4,838

[1]	The Company has entered into a subordinated loan agreement with a VIE (Aqua), whereby the Company agreed to lend the principal sum of $980 thousand. As of March 31, 2016, the Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.

Consolidated VIE

Through the acquisition of GFI, the Company is invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $9.2 million at March 31, 2016, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.3 million at March 31, 2016. The Company’s exposure to economic loss on this VIE is approximately $5.2 million.

Cost Method Investments

As a result of the GFI acquisition, the Company acquired investments for which it did not have the ability to exert significant influence over operating and financial policies. These investments are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other. At both March 31, 2016 and December 31,2015, the carrying value of these cost method investments was $1.5 million.

15.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Computer and communications equipment	$143,104	$142,511
Software, including software development costs	139,053	140,416
Leasehold improvements and other fixed assets	145,418	137,736

	427,575	420,663
Less: accumulated depreciation and amortization	(282,197)	(274,790)

Fixed assets, net	$145,378	$145,873

Depreciation expense was $6.9 million and $7.9 million for the three months ended March 31, 2016 and 2015, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

The Company has approximately $6.7 million of asset retirement obligations related to certain of its leasehold improvements. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the three months ended March 31, 2016 and 2015, software development costs totaling $2.8 million and $3.1 million, respectively, were capitalized. Amortization of software development costs totaled $7.2 million and $3.7 million for the three months ended March 31, 2016 and 2015, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $1.8 million and $4.5 million were recorded for the three months ended March 31, 2016 and 2015, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

16.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2016 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2015	$418,929	$392,837	$811,766
Acquisitions	—	3,593	3,593
Measurement period adjustments	(3,803)	1,966	(1,837)
Cumulative translation adjustment	583	—	583

Balance at March 31, 2016	$415,709	$398,396	$814,105

During the three months ended March 31, 2016, the Company recognized additional goodwill of approximately $3.6 million, which was allocated to the Company’s Real Estate Services segment. See Note 3—“Acquisitions” for more information.

During the three months ended March 31, 2016, the Company recognized measurement period adjustments of approximately $(3.8) million relating to Financial Services, and $2.0 million for Real Estate Services. The Company considers the adjustments insignificant to its consolidated financial statements and accordingly the Company’s unaudited condensed consolidated statements of financial condition at December 31, 2015, were not retrospectively adjusted.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted average life):

	March 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$9,658	$7,643	$2,015	2.1
Acquired intangibles	174,193	41,452	132,741	14.3
Noncompete agreements	1,790	1,790	—	—
All other	2,132	150	1,982	3.0

Total definite life intangible assets	187,773	51,035	136,738	14.0
Indefinite life intangible assets:
Trade names	90,255	—	90,255	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	91,755	—	91,755	N/A

Total	$279,528	$51,035	$228,493	14.0

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$8,144	$6,944	$1,200	2.4
Acquired intangibles	177,858	37,996	139,862	13.9
Noncompete agreements	1,790	1,790	—	—
All other	2,127	977	1,150	3.3

Total definite life intangible assets	189,919	47,707	142,212	13.7
Indefinite life intangible assets:
Trade names	90,255	—	90,255	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	91,755	—	91,755	N/A

Total	$281,674	$47,707	$233,967	13.7

Intangible amortization expense was $5.4 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

The estimated future amortization expense of definite life intangible assets as of March 31, 2016 is as follows (in millions):

2016	$14.2
2017	16.2
2018	12.3
2019	10.9
2020	9.3
2021 and thereafter	73.8

Total	$136.7

17.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
4.50% Convertible Notes	$158,557	$157,332
8.125% Senior Notes	109,178	109,147
5.375% Senior Notes	296,346	296,100
8.375% Senior Notes	253,233	255,300
Collateralized borrowings	21,321	22,998

Total	$838,635	$840,877

The Company’s Convertible Notes and Senior Notes are recorded at amortized cost. As of March 31, 2016 and December 31, 2015, the carrying amounts and estimated fair values of the Company’s Convertible Notes and Senior Notes were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.50% Convertible Notes	$158,557	$164,200	$157,332	$173,700
8.125% Senior Notes	109,178	117,450	109,147	121,095
5.375% Senior Notes	296,346	315,420	296,100	309,750
8.375% Senior Notes	253,233	253,500	255,300	263,724

Total	$817,314	$850,570	$817,879	$868,269

The fair values of the Senior Notes and 4.50% Convertible Notes were determined using observable market prices as these securities are traded and are considered Level 1 and Level 2, respectively, within the fair value hierarchy, based on whether they are deemed to be actively traded.

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes were senior unsecured obligations and ranked equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bore an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. On April 13, 2015, the Company’s 8.75% Convertible Notes were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, issued to Cantor Fitzgerald L.P. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.3 million for the three months ended March 31, 2015.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes due July 15, 2016. The 4.50% Convertible Notes are general senior unsecured obligations of the Company. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $3.0 million for both the three months ended March 31, 2016 and 2015.

As of March 31, 2016, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. Upon conversion, the Company will deliver shares of the Company’s Class A common stock. As of March 31, 2016, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions $10.82 as of March 31, 2016, subject to adjustment in certain circumstances). The capped call transactions had a cap price equal to $13.52 per share as of March 31, 2016. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis). The capped call transactions cover approximately 14.8 million shares of BGC’s Class A common stock as of March 31, 2016, subject to adjustment in certain circumstances.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes
	March 31, 2016	December 31, 2015
Principal amount of debt component	$160,000	$160,000
Unamortized discount	(1,443)	(2,668)
Carrying amount of debt component	158,557	157,332
Equity component	18,972	18,972
Effective interest rate	7.61%	7.61%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016
Conversion price	$9.84	$9.84
Number of shares to be delivered upon conversion	16,260,160	16,260,160
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the three months ended		For the three months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Coupon interest	$1,800	$1,800	$—	$3,281
Amortization of discount	1,225	1,187	—	—

Total interest expense	$3,025	$2,987	$—	$3,281

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $2.3 million for both the three months ended March 31, 2016 and 2015.

5.375% Senior Notes

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes due 2019 (the “5.375% Senior Notes”). The 5.375% Senior Notes are general senior unsecured obligations of the Company. These Senior Notes bear interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes will be subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the Indenture. The 5.375% Senior Notes will mature on December 9, 2019. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $4.3 million for both the three months ended March 31, 2016 and 2015.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due July 2018. The carrying value of these notes as of March 31, 2016 was $253.2 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares of GFI common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave us the ability to control the timing and process with respect to a full merger. Also on July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of GFI’s 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. In addition, on January 13, 2016, Moody’s further upgraded the credit rating on GFI’s 8.375% Senior Notes, eliminating the penalty interest. The Company recorded interest expense related to the 8.375% Senior Notes of $3.0 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively.

Collateralized Borrowings

Secured loan arrangements

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of March 31, 2016, the Company had $21.3 million outstanding related to this secured loan arrangement, which includes $0.2 million of deferred financing costs. The value of the fixed assets pledged as of March 31, 2016 was $9.3 million. The Company recorded interest expense related to this secured loan arrangement of $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Credit Agreement

As part of the GFI acquisition, the Company acquired a credit agreement as amended (the “GFI Credit Agreement”) with Bank of America, N.A. and certain other lenders, which provided for maximum revolving loans of up to $75.0 million. The amount outstanding was repaid by the Company on October 2, 2015, prior to the sale of the Company’s Trayport division. For the three months ended March 31, 2015, the Company recorded interest expense related to the GFI Credit Agreement of $0.2 million.

On October 1, 2015, the Company entered into a previously authorized $150.0 million revolving credit facility (the “Facility”) with Cantor and borrowed $100.0 million under such facility (the “Cantor Loan”). The Cantor Loan bears interest at the rate of LIBOR plus 3.25% and may be adjusted based on Cantor’s short-term borrowing rate then in effect plus 1%. The Facility has a maturity date of August 10, 2017. The Cantor Loan was repaid on December 31, 2015.

On December 24, 2015, the Company entered into a committed unsecured credit agreement with Bank of America, N.A. The credit agreement provided for maximum revolving loans of $25.0 million through March 24, 2016. The interest rate on this facility was LIBOR plus 200 basis points.

On February 25, 2016, the Company entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of the Company’s domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. The maturity date of the facility is February 25, 2018. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Contemporaneously with the closing of this credit agreement, the $25.0 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. as lender was terminated. As of March 31, 2016, there were no borrowings outstanding under either this $150.0 million facility or the terminated $25.0 million facility. For the three months ended March 31, 2016, the Company recorded interest expense related to the credit facility of $0.1 million.

18.	Compensation

The Company’s Compensation Committee may grant various equity-based awards, including restricted stock units, restricted stock, stock options, limited partnership units and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units and FPUs. On June 2, 2015, at our Annual Meeting of Stockholders of the Company, the stockholders approved the Sixth Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 300 million to 350 million the aggregate number of shares of Class A common stock of the Company that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. As of March 31, 2016, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 176.9 million shares. Upon vesting of RSUs, issuance of restricted stock or exercise of employee stock options, the Company generally issues new shares of the Company’s Class A common stock.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2015	76,401,775
Granted	17,160,447
Redeemed/exchanged units	(1,671,972)
Forfeited units	(1,595,217)

Balance at March 31, 2016	90,295,033

During the three months ended March 31, 2016 and 2015, the Company granted exchangeability on 3.2 million and 4.5 million limited partnership units for which the Company incurred non-cash compensation expense, before associated income taxes, of $27.8 million and $36.6 million, respectively.

As of March 31, 2016 and December 31, 2015, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 8.1 million and 5.4 million, respectively.

As of March 31, 2016 and December 31, 2015, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was approximately $52.3 million and $30.4 million, respectively. As of March 31, 2016 and December 31, 2015, the aggregate estimated fair value of these limited partnership units was approximately $13.2 million and $11.3 million, respectively. The number of outstanding limited partnership units with a post-termination pay-out as of March 31, 2016 and December 31, 2015, was approximately 5.7 million and 3.3 million, respectively, of which approximately 3.6 million and 1.6 million were unvested.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of March 31, 2016 and December 31, 2015, the aggregate estimated fair value of these acquisition related limited partnership units was $25.5 million and $26.2 million respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to these limited partnership units that were not redeemed of $2.1 million and $4.5 million for the three months ended March 31, 2016 and 2015, respectively. These are included in “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $5.1 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2015	1,622,431	$5.83	1.53
Granted	—	—
Delivered units	(577,888)	5.53
Forfeited units	(23,208)	6.21

Balance at March 31, 2016	1,021,335	$5.99	1.51

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

During the three months ended March 31, 2015, the Company granted 0.1 million, of RSUs with aggregate estimated grant date fair values of approximately $0.5 million, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period. The Company did not grant any RSUs during the three months ended March 31, 2016.

For RSUs that vested during the three months ended March 31, 2016, the Company withheld shares valued at $30 thousand to pay taxes due at the time of vesting. The Company did not withhold any shares for taxes related to RSUs during the three months ended March 31, 2015.

As of March 31, 2016 and December 31, 2015, the aggregate estimated grant date fair value of outstanding RSUs was approximately $6.1 million and $9.5 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $1.6 million for both the three months ended March 31, 2016 and 2015. As of March 31, 2016, there was approximately $7.1 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

The Company has granted restricted shares under its Equity Plan. Such restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the three months ended March 31, 2016 and 2015, approximately 3.7 thousand shares and 147.8 thousand shares, respectively, were forfeited in connection with this clause. During the three months ended March 31, 2016 and 2015, the Company released the restrictions with respect to approximately 1.6 million and 0.9 million of such shares, respectively.

Deferred Cash Compensation

As part of the acquisition of GFI, the Company now maintains a Deferred Cash Award Program which was adopted by GFI on February 12, 2013, and provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. In addition, prior to the completion of the tender offer, GFI’s outstanding RSUs were converted into the right to receive an amount in cash equal to $6.10 per unit, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU. The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended March 31, 2016 and 2015, was $5.9 million and $3.2 million, respectively. As of March 31, 2016, the total liability for the deferred cash compensation awards was $18.9 million, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. Total unrecognized compensation cost related to deferred cash compensation prior to the consideration of forfeitures, was approximately $26.5 million and is expected to be recognized over a weighted-average period of 1.16 years.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	2,079,238	$9.73	1.4	$1,169,664
Granted	—	—
Exercised options	(250,000)	8.42
Forfeited options	(14,619)	9.53

Balance at March 31, 2016	1,814,619	$9.92	1.3	$201,356

Options exercisable at March 31, 2016	1,814,619	$9.92	1.3	$201,356

There were 250 thousand and 30 thousand stock options exercised during the three months ended March 31, 2016 and 2015, respectively. The Company did not grant any stock options during the three months ended March 31, 2016 and 2015.

The Company did not record any compensation expense related to stock options for the three months ended March 31, 2016 or 2015, as all of these options had vested in prior years. As of March 31, 2016, all of the compensation expense related to stock options was fully recognized.

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

Legal reserves are established in accordance with FASB guidance on Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. The outcome of such items cannot be determined with certainty. The Company is unable to estimate a possible loss or range of loss in connection with specific matters beyond its current accrual and any other amounts disclosed. Management believes that, based on currently available information, the final outcome of these current pending matters will not have a material adverse effect on the Company’s unaudited condensed consolidated financial statements and disclosures taken as a whole.

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of March 31, 2016, the Company was contingently liable for $1.9 million under these letters of credit.

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

Indemnification

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the Directors and Officers of GFI. As of March 31, 2016, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for this indemnification, as the potential for being required to make payments under this indemnification is remote.

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

As of March 31, 2016, the Company had $364.1 million of undistributed foreign pre-tax earnings, which excludes the cash proceeds from the sale of Trayport in the amount of $603.9 million. Except for the cash proceeds from the sale of Trayport, it is the Company’s intention to permanently reinvest these undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. For the cash proceeds which are not permanently reinvested, the accrued tax liability is $135.5 million, net of foreign tax credits. In addition, certain GFI Group net operating loss carryforwards are expected to be utilized to reduce cash taxes. Taking these items together, we therefore expect to pay effective cash taxes of no more than $64 million related to the Trayport.

Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of March 31, 2016, the Company had $1.6 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of December 31, 2015, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $1.6 million, all of which, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of March 31, 2016, the Company had approximately $0.2 million of accrued interest related to uncertain tax positions. As of December 31, 2015, there were $0.2 million of accrued interest and penalties related to uncertain tax positions.

21.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2016, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of March 31, 2016, the European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2016, $543.9 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $275.1 million.

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

Three months ended March 31, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$118,517	$—	$—	$118,517
Credit	84,527	—	—	84,527
Foreign exchange	78,020	—	—	78,020
Energy and commodities	67,497	—	—	67,497
Equities and other asset classes	51,205	—	—	51,205
Leasing and other services	—	105,627	—	105,627
Real estate capital markets	—	62,133	—	62,133
Real estate management services	—	46,058	—	46,058
Fees from related parties	—	—	7,070	7,070
Data, software and post-trade	12,317	—	—	12,317
Other revenues	3,396	—	286	3,682

Total non-interest revenues	415,479	213,818	7,356	636,653
Interest income	510	662	1,211	2,383

Total revenues	415,989	214,480	8,567	639,036

Interest expense	—	—	13,458	13,458
Non-interest expenses	333,831	197,654	70,603	602,088

Total expenses	333,831	197,654	84,061	615,546
Other income (losses), net:
Gain on divestiture and sale of investments	—	—	—	—
Gain on equity investments	—	—	558	558
Other income (losses)	10,972	—	(13,889)	(2,917)

Total other income, (losses) net	10,972	—	(13,331)	(2,359)

Income (loss) from operations before income taxes	$93,130	$16,826	$(88,825)	$21,131

For the three months ended March 31, 2016, the Financial Services segment income from operations before income taxes includes a $11.0 million gain related to the mark-to-market movements and/or hedging on the Nasdaq earn-out shares. For the three months ended March 31, 2016, the Real Estate Services segment income from operations before income taxes excludes $0.2 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended March 31, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$122,011	$—	$—	$122,011
Credit	67,175	—	—	67,175
Foreign exchange	72,941	—	—	72,941
Energy and commodities	29,404	—	—	29,404
Equities and other asset classes	36,215	—	—	36,215
Leasing and other services	—	103,563	—	103,563
Real estate capital markets	—	53,742	—	53,742
Real estate management services	—	40,602	—	40,602
Fees from related parties	25	—	6,581	6,606
Data, software and post-trade	11,527	—	—	11,527
Other revenues	1,659	194	223	2,076

Total non-interest revenues	340,957	198,101	6,804	545,862
Interest income	396	288	1,021	1,705

Total revenues	341,353	198,389	7,825	547,567

Interest expense	472	—	15,430	15,902
Non-interest expenses	276,982	182,153	68,048	527,183

Total expenses	277,454	182,153	83,478	543,085
Other income (losses), net:
Gain on divestiture and sale of investments	(215)	—	—	(215)
Gain on equity investments	—	—	803	803
Other income (losses)	2,933	—	28,267	31,200

Total other income, (losses) net	2,718	—	29,070	31,788

Income (loss) from operations before income taxes	$66,617	$16,236	$(46,583)	$36,270

For the three months ended March 31, 2015, the Financial Services segment income (loss) from operations before income taxes includes $2.9 million related to the mark-to-market movements and/or hedging on the Nasdaq earn-out shares. For the three months ended March 31, 2015, the Real Estate Services segment income (loss) from operations before income taxes excludes $0.7 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Total assets by reportable segment (in thousands):

Total Assets[1]	Financial Services	Real Estate Services	Total
At March 31, 2016	$3,858,339	$691,388	$4,549,727

At December 31, 2015	$3,296,815	$694,639	$3,991,454

[1]	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three months ended March 31, 2016 and 2015, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
United States	$355,074	$306,940
United Kingdom	163,827	141,704
Asia	56,751	48,618
France	25,567	20,827
Other Americas	14,607	12,434
Other Europe/MEA	23,210	17,044

Total revenues	$639,036	$547,567

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of March 31, 2016 and December 31, 2015, respectively, is as follows (in thousands):

	March 31,	December 31,
	2016	2015
Long-lived assets:
United States	$1,213,950	$1,145,876
United Kingdom	164,851	164,970
Asia	29,739	28,368
France	6,877	6,964
Other Americas	17,194	16,135
Other Europe/MEA	6,778	6,277

Total long-lived assets	$1,439,389	$1,368,590

23.	Subsequent Events

First Quarter 2016 Dividend

On April 26, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share for the first quarter of 2016, payable on June 1, 2016 to Class A and Class B common stockholders of record as of May 16, 2016.

Controlled Equity Offering

Since March 31, 2016, the Company has sold, pursuant to the November 2014 Sales Agreement, 2.4 million shares of Class A common stock, of which 0.8 million shares were related to redemptions and exchanges of limited partnership interests and 1.6 million shares were for general corporate purposes.

Repurchases

Since March 31, 2016, the Company has repurchased an aggregate of approximately 179 thousand shares of its Class A common stock at an aggregate purchase price of approximately $1.6 million for an average price of $8.97 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of BGC Partners, Inc.’s financial condition and results of operations should be read together with BGC Partners, Inc.’s unaudited condensed consolidated financial statements and notes to those statements, as well as the risk factors and cautionary statements relating to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included in our Annual Report on Form 10-K for the year ended December 31, 2015 and in this report. When used herein, the terms “BGC Partners,” “BGC,” the “Company,” “we,” “us” and “our” refer to BGC Partners, Inc., including consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2016 and 2015. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage company servicing the financial and real estate markets through our Financial Services and Real Estate Services businesses. Through our brands, including BGC®, GFI® and R.P. MartinTM, among others, our Financial Services business specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, and futures. Our Financial Services business also provides a wide range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our brands including FENICS®, BGC TraderTM, BGC Market Data and Capitalab®, we offer fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to select financial instruments and markets.

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

We remain confident in our future growth prospects as we continue to increase the scale and depth of our Financial Services and Real Estate Services platforms and continue to seek market-driven opportunities to expand our business in numerous financial asset classes and other products and services. This was exemplified by our acquisition of GFI Group, Inc. (“GFI”). Beginning in the first quarter of 2015, BGC began consolidating the results of GFI, which continues to operate as a separately branded division of BGC. On January 12, 2016, we completed the merger with GFI by acquiring 100 percent of GFI’s outstanding shares (see “Successful Completion of Tender Offer to Acquire GFI Group, Inc.”). We also completed the purchase of remaining Apartment Realty Advisers (“ARA”) members, Computerized Facility Integration (“CFI”), Excess Space, Steffner Commercial Real Estate (which operates as Newmark Grubb Memphis), and Cincinnati Commercial Real Estate (“CCR”) over the last twelve months. By adding these leading companies to our platform, we have greatly broadened the scope and depth of services we can provide to our clients across our consolidated business. We have continued to make key hires around the world and integrate other recent acquisitions onto our global platform. We expect these additions to increase our revenues and earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitable hires.

Acquisition of GFI Group, Inc.

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

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement, dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity (the “GFI Merger”). The Back-End Mergers allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates now own 100% of the outstanding shares of GFI’s common stock. See Note 3—“Acquisitions” to the unaudited condensed consolidated financial statements for further information about the GFI transaction.

In total, approximately 23.5 million shares of BGC Class A common stock and $111.2 million in cash were issued or paid with respect to the closing of the Back-End Mergers, inclusive of adjustments. The total purchase consideration for all shares of GFI purchased by BGC was approximately $750 million, net of the $250.0 million note previously issued to GFI by BGC, which is eliminated in consolidation. This figure excludes the $29.0 million gain recorded in the first quarter of 2015 with respect to the appreciation of the 17.1 million shares of GFI held by BGC prior to the successful completion of the tender offer. The excess of total consideration over the fair value of the total net assets acquired, of approximately $450.0 million, has been recorded to goodwill and was allocated to our Financial Services segment.

We believe the combination of BGC and GFI creates a strong and diversified Financial Services business, well positioned to capture future growth opportunities. Through this combination, we expect to deliver substantial benefits to customers of the combined company, and we expect to become the largest and most profitable wholesale brokerage company. We also believe this is a highly complementary combination, which has resulted, and will continue to result, in meaningful economies of scale. While the front office operations will remain separately branded divisions, the back office, technology, and infrastructure of these two companies are integrating in a smart and deliberate way. We anticipate achieving a minimum of $100 million in annual savings by the end of 2016. The improvement to our pre-tax profitability that we expect to achieve with the $100 million in annualized cost savings will be at least 25 percent higher than the full year revenues of Trayport, which we sold to Intercontinental Stock Exchange, Inc. (“ICE”), for $650 million in ICE shares on December 11, 2015.

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

Trayport Transaction

On December 11, 2015, we completed the sale (the “Trayport Transaction”) of all of the equity interests in the entities that make up the Trayport business (the “Trayport Business”) to ICE. The Trayport Business was GFI’s electronic European energy software business. The Trayport Transaction occurred pursuant to a Stock Purchase Agreement, dated as of November 15, 2015. At the closing, we received 2,527,658 shares of ICE common stock issued with respect to the $650 million purchase price, which was adjusted at closing. Through March 31, 2016, we have sold more than 80% of our shares of ICE common stock, with approximately 1.4 million shares sold during the first quarter. Trayport, prior to its sale, had generated revenues of approximately $80 million over the twelve months ended September 30, 2015. BGC expects to pay effective cash taxes of no more than $64 million related to the Trayport sale price, or an expected rate of less than 10%.

Nasdaq Transaction

On June 28, 2013, we completed the sale (the “Nasdaq Transaction”) of certain assets to Nasdaq, Inc. (“Nasdaq,” formerly known as “NASDAQ OMX Group, Inc.”), which purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (“eSpeed”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of Nasdaq is equal to or greater than $25 million. Through March 31, 2016, we have received 2,976,741 shares of Nasdaq common stock in accordance with the agreement. The contingent future issuances of Nasdaq common stock are also subject to acceleration upon the occurrence of certain events.

As a result of the sale of eSpeed, we only sold our on-the-run benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. We continue to offer voice brokerage for on-the-run U.S. Treasuries, as well as across various other products in rates, credit, FX, market data and software solutions. As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, our e-businesses, excluding Trayport and including revenues from intra-company technology services, continued to grow their revenues and generated $224.3 million and $99.0 million in revenues during the year ended December 31, 2015 and 2014, respectively. Our annualized fully electronic revenues are more than double those of eSpeed, which generated $48.6 million in revenues for the six months ended June 30, 2013 and was sold in the second quarter of 2013 for $1.2 billion.

For the purposes of this document and subsequent Securities and Exchange Commission (the “SEC”) filings, all of our fully electronic businesses are referred to as “FENICS.” These offerings include Financial Services segment fully electronic brokerage products, as well as offerings in market data and software solutions across both BGC and GFI. FENICS results do not include the results of Trayport, either before or after the completed sale to ICE. Going forward we expect these businesses to become an even more valuable part of BGC as they continue to grow faster than, and be substantially larger than eSpeed ever was for us.

Financial Services:

The financial intermediary sector has been a competitive area that grew over the first half of the past decade due to several factors. One factor was the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing users to protect gains and/or guard against losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rates, equity ownership, changes in the value of foreign currency, credit defaults by corporate and sovereign debtors and changes in the prices of commodity products. For the period from 1998 through 2007, demand from financial institutions, financial services intermediaries and large corporations had increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

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

In recent years, our Financial Services businesses have faced more challenging market conditions. While our foreign exchange (“FX”), energy and commodities, and equities and other businesses have operated in a generally improved macro environment in recent periods, our credit and rates businesses have continued to face a challenging macro environment that has been part of a greater industry trend which has been attributed to a number of cyclical factors, including accommodative monetary policies by several major central banks including the Federal Reserve, Bank of England, Bank of Japan and the European Central Bank. These accommodative monetary policies have resulted in historically low levels of volatility and interest rates across most financial markets. The global credit markets have also faced structural issues such as increased bank capital requirements under Basel III. Consequently, these factors have contributed to lower trading volumes in our rates and credit asset classes across most geographies in which we operate.

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

BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, began operating as Swap Execution Facilities (“SEFs”) on October 2, 2013. Both BGC Derivative Markets and GFI Swaps Exchange received permanent registration approval from the Commodity Futures Trading Commission (“CFTC”) as SEFs on January 22, 2016. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized with implementation periods in 2016 and beyond. We also maintain our ownership stake in ELX, a CFTC-approved designated contract market (“DCM”).

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

In recent years there has been significant consolidation among the interdealer-brokers and wholesale brokers with whom we compete. In addition to our 2015 acquisition of GFI, Tullett Prebon plc (“Tullett”) and ICAP plc (“ICAP”) recently announced, and their respective shareholders approved, an agreement whereby Tullett will purchase ICAP’s global hybrid voice broking and information business. We expect to continue to compete with ICAP’s remaining electronic markets, post-trade and information businesses through the various offerings on our FENICS platform. We will also continue to compete with Tullett across the voice/hybrid brokerage marketplace. There has also been significant consolidation among smaller non-public wholesale brokers, including our recent acquisitions of R.P. Martin, Heat Energy Group, and Remate Lince. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our Financial Services businesses in the future.

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

Rates volumes in particular are influenced by market volumes and volatility. Central bank quantitative easing globally has reduced volumes because it entails the central banks buying government securities or other securities in the open market—particularly longer-dated instruments—in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge—thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its quantitative easing program in the fourth quarter of 2014, the U.S. Federal Reserve still had $3.7 trillion worth of long-dated U.S. Treasury and Federal Agency securities as of March 30, 2016, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Additionally, the U.S. Federal Reserve has continued to roll over its existing positions and it is expected to keep its balance sheet at elevated levels for the foreseeable future. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past few years and have indicated that they may continue to do so until economic conditions allow for a tapering or an unwinding of their quantitative easing programs.

In addition, the G-20 central banks have agreed to implement the Basel III accord. Basel III was drafted with the intention of making banks more stable in the wake of the financial crisis. The accord, which will be phased in over the next few years, will force most large banks in G-20 nations to hold approximately three times as much Tier 1 capital as is required under the previous set of rules. These capital rules make it more expensive for banks to hold non-sovereign debt assets on their balance sheets, and as a result, analysts say that banks have reduced or will reduce their trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has further reduced overall industry volumes in many of the products we broker, particularly in credit.

During the three months ended March 31, 2016, industry volumes were generally mixed to up year-on-year for the OTC and listed products we broker in rates, credit, FX, equities, energy and commodities. For example, volumes were generally up within equities, energy and commodities, FX futures, and European interest rate futures, while volumes were generally down within U.S. interest rate futures, spot FX, and credit. Below is an expanded discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. While the amount of global sovereign debt outstanding remains high by historical standards, the level of secondary trading and related hedging activity remains muted. For example, according to the Securities Industry and Financial Markets Association (“SIFMA”), the average daily volume of U.S. Treasuries among primary dealers was up 1% during the first quarter of 2016 as compared with a year earlier. Additionally, interest rate volumes were down by 6% at Eurex and up by 9% at CME Group Inc. (“CME”). In comparison, our overall rates revenues were $118.5 million, down by approximately 3% from a year earlier.

                Our rates revenues are not totally dependent on market volumes and therefore do not always fluctuate consistently with industry metrics. This is largely because our voice, hybrid, and fully electronic desks in rates often have volume discounts built into their price structure, which results in our rates revenues being less volatile than the overall industry volumes.

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (“OECD”)—which includes almost all of the advanced and developed economies of the world—

reported that general government debt as a percentage of GDP will be 71.8% for the entire OECD in 2017. This would represent a slight increase from 71.7% in 2015, but up considerably from the 39.2% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing will continue to negatively impact financial markets, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the continued accommodative monetary policy of many major central banks.

Foreign Exchange Volumes and Volatility

Global FX volumes were generally down during the first quarter of 2016, as the first quarter was impacted by the intervention and support of certain emerging market currencies by their respective central governments as well as concerns over an upcoming U.K. referendum with respect to a potential exit from the European Union. Thus, spot FX at Thomson Reuters was down 11%, while FX futures at CME were down 1%. In comparison, our overall FX revenues increased by 7% to $78.0 million, primarily related to the acquisition of GFI.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives side of this business are impacted by sovereign and corporate issuance. Global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulation for the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the quarter, primary dealer average daily volume for corporate bonds was down by 3% according to Bloomberg. As of March 31, 2016, total dealer gross notional credit derivatives outstanding as reported by SIFMA—a reflection of the inter-dealer derivatives market—was down by over 19% from a year earlier. In comparison, our fully electronic credit revenues were up over 70%, driven largely by the addition of GFI, as well as solid double-digit organic growth, while our overall credit revenues increased by 26% to $84.5 million.

Energy and Commodities

Energy and commodities volumes were generally up during the first quarter of 2016, driven by the increased volatility exhibited in global oil and other physical commodity prices. Energy futures were up 1% at ICE, while combined energy and commodity futures volumes at CME were up 9%. BGC’s energy and commodities revenues were up 130% to $67.5 million, largely driven by the acquisition of GFI and double-digit organic growth.

Equities and Other Asset Classes

Global equity volumes were generally up during the first quarter of 2016, corresponding with increased volatility in equities during the quarter. According to Credit Suisse Equity Research, the average daily volumes of U.S. shares were up 23%, while European shares traded were down 2%. Additionally, equity derivatives were up 8% as compared to the first quarter of 2015. In contrast, our overall revenues from equities and other asset classes increased by over 41% to $51.2 million, driven by the acquisition of GFI, as well as solid organic growth.

Hybrid and Fully Electronic Trading (FENICS)

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

The combination of more market acceptance of hybrid and fully electronic trading and our competitive advantage in terms of technology and experience has contributed to our strong gains in electronically traded products. We continue to invest in hybrid and fully electronic technology broadly across our financial services product categories. FENICS has exhibited significant growth that we believe has outpaced the financial technology and wholesale brokerage industry as a whole. We expect this trend to continue as we convert more of our voice and hybrid brokerage into fully electronic brokerage across our FENICS platform.

FENICS revenues excluding Trayport increased by 35% to $55.0 million for the quarter, as compared with $40.8 million for the three months ended March 31, 2015. The increase in overall FENICS revenues for the period was primarily due to the acquisition of GFI along with the strong organic growth generated by our data, software and post-trade products. We offer electronically traded products on a significant portion of our Financial Services segment’s hundreds of brokerage desks. The revenues, profits, and growth of these products are more than double those of eSpeed, which we sold in the second quarter of 2013 for over $1.2 billion. The financial results and strong momentum of FENICS also compare favorably to other highly valuable electronic trading platforms that are either publicly traded or that have recently been sold by other companies. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of FENICS to further improve this segment’s profitability and market share.

Real Estate Services:

Our discussion of financial results for “Newmark Grubb Knight Frank,” “NGKF,” or “Real Estate Services” reflects only those businesses owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the NGKF name in their branding or marketing.

Our Real Estate Services segment continued to show strong growth and generated approximately 34% of our revenues for the three months ended March 31, 2016. Real Estate brokerage revenues were $167.8 million, up 7% year-over-year, which included growth in real estate capital markets of 16% and in leasing and other services of 2%. This growth was primarily driven by the additions of CFI and Excess Space along with solid organic growth. Although U.S. industry-wide activity across commercial leasing and capital markets was down in the first quarter, we believe that NGKF continued to gain market share. Our Real Estate management services and other revenues were up by 14%; and overall NGKF revenues improved by over 8%.

We also continued to invest in the segment by adding dozens of high profile and talented brokers and other revenue-generating professionals. Historically, newly hired commercial real estate brokers tend to achieve dramatically higher productivity in their second year with the Company, although we incur related expenses immediately. This is largely why NGKF’s pre-tax earnings were down for the segment in the quarter. As our newly-hired brokers ramp up their production, we expect NGKF’s revenue and earnings growth to strongly accelerate, thus demonstrating our operating leverage.

Over time, we expect the overall profitability of our Real Estate Services business to increase as we increase its size and scale. However, the pre-tax margins in the segment are also impacted by the mix of revenues generated by NGKF. For example, real estate capital markets, which includes sales, commercial mortgage broking, and other real estate-related financial services, generally has larger transactions that occur with less frequency and more seasonality when compared with leasing advisory. However, real estate capital markets tend to have significantly higher pre-tax margins than NGKF as a whole. Leasing advisory revenues are generally more predictable than revenues from real estate capital markets, while pre-tax earnings margins tend to be more similar to those of the segment as a whole. Property and facilities management, which together are called “real estate management services,” generally have the most predictable and steady revenues, but with pre-tax earnings margins below those for NGKF as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period of time, which provides us with stable and foreseeable sources of brokerage revenues.

Growth Drivers

The key drivers of revenue growth for U.S. commercial real estate services companies include the overall health of the U.S. economy, including gross domestic product and employment trends in the U.S., which drives demand for various types of commercial leases and purchases, the institutional ownership of commercial real estate as an investible asset class, and the ability to attract and retain talent to our real estate services platform. In addition, in real estate sales, also known as real estate capital markets, growth is driven by the availability of credit to purchasers of and investors in commercial real estate.

Economic Growth in the U.S.

The U.S. economy is believed to have expanded by an annualized rate of 0.5% during the first quarter of 2016 according to the U.S. Bureau of Economic Analysis’s advance estimate, below the average annual increase of 2.4% for the twelve months ended 2015. According to a recent Bloomberg survey of economists, the consensus is for U.S. GDP to expand by 2.0% in 2016 and 2.3% in 2017. This moderate pace of growth should keep interest rates and inflation low by historical standards.

The Bureau of Labor Statistics preliminarily reported that employers added a monthly average of 209,000 net new payroll jobs during the first quarter, as compared to 196,000 in the prior year period. U.S. employers added 215,000 jobs in March of 2016, versus the trailing twelve month average of 234,000. Despite the return to pre-recession unemployment rates (5.0% as of March 2016), the number of long-term unemployed and the labor force participation rate (the latter of which is near a 38-year low) remain disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended the first quarter at 1.77%, down over 50 basis points from the prior quarter-end, but up from its recent low of 1.64% on January 30, 2015. 10-year Treasury yields have remained well below their 40-year average of approximately 6.5%, in large part due to market expectations that the Federal Open Market Committee (“FOMC”) will only moderately raise the federal funds rate over the next few years.

The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of excess space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and low interest rates helped push vacancy rates down for the office, apartment, retail and industrial markets. Construction activity, though it is ramping up, remains low compared with prior expansion cycles and low relative to demand and absorption, which means that property leasing markets continue to tighten. The exception to this trend is apartments, where construction activity has caught up with demand in some markets and submarkets. Asking rental rates posted moderate gains across all property types during the first quarter of 2016, propelled by demand for Class A assets in the top submarkets and increasingly Class B space as renewing tenants realize how much Class A rents have risen. The following trends drove the commercial real estate market for the first quarter of 2016:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate space across all major sectors;

•	Technology, professional and business services and healthcare continued to power demand for office space. Languishing oil prices continue to pose a challenge for Houston and other energy-dependent markets. Sublease space increased during the first quarter, notably in Houston and also San Francisco, due to technology sector layoffs. However, overall sublease inventories remained low by historic standards;

•	E-commerce and supply-chain optimization created tenant and owner-user demand for warehouses and distribution centers;

•	Apartment rents benefited from sustained job growth, and underlying demographic trends towards urban living amongst two key age groups: millennials and baby boomers; and

•	Continued corporate employment and earnings growth, combined with increased leisure travel generated demand for hotel room-nights.

Market Statistics

The U.S commercial property market continues to display strength, despite slight declines in commercial property prices, as measured by the Commercial Property Price Index, reported by Moody’s Real Capital Analytics (“RCA”). U.S. commercial real estate sales volumes decreased year-on-year for only the second time since 2009, as reported by RCA. U.S. commercial real estate activity and prices were adversely impacted during the quarter primarily related to tightening credit conditions, particularly in CMBS and agency lending, as well as tightening capitalization rates. However, spreads of U.S. commercial real estate capitalization rates over 10-year U.S. Treasuries was 433 basis points at quarter-end, well above the pre-recession low of 144 basis points and 10-year average spread of 372 basis points. If the U.S. economy continues to expand at the moderate pace envisioned by many economists, we would expect this to fuel the continued expansion of demand for commercial real estate.

According to CoStar’s Value-Weighted U.S. Composite Index, average prices were up by over 7% in March compared to a year earlier. During the quarter, the dollar volume of significant property sales totaled $111.0 billion in the U.S., down by 20% from the year ago period according to RCA. In comparison, our real estate capital markets revenue increased approximately 16% year-over-year, primarily due to organic growth.

Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. According to Newmark Grubb Knight Frank Research, the combined average vacancy rate for office, industrial, and retail properties ended the first quarter of 2016 at 8.8%, down from 9.4% a year earlier, marking twenty-four consecutive quarters of improving average vacancy rates. Rents for all property types in the U.S. continued to improve modestly. According to NGKF Research, leasing activity during the first quarter of 2016 was down slightly from the year ago period, likely a result of lower corporate earnings in the past several quarters. In comparison, revenues from our leasing and other services business grew by approximately 2%.

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

As of March 31, 2016, our front-office headcount was down slightly compared to the prior year at 3,858 brokers, salespeople, managers and other front-office personnel. For the quarter ended March 31, 2016, average revenue generated per front-office employee increased by 1% from a year ago to approximately $150 thousand. The increase in overall company revenue per front-office employee was primarily driven by our Financial Services business, which reduced the number of less productive brokers following the acquisition of GFI. Average revenue per front-office employee was adversely impacted by recent front-office hires and acquisitions. Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second year with the Company.

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

Since 2015, our acquisitions have included GFI, CFI, Excess Space, Steffner Commercial Real Estate, CCR and Rudesill-Pera Multifamily, LLC.

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

On December 11, 2015, we completed the sale of all of the equity interests in the entities that make up the Trayport business to ICE. At the closing, we received 2,527,658 shares of ICE common stock issued with respect to the $650 million purchase price, which was adjusted at closing. In 2015, we also completed the sale of all the equity interests of The Kyte Group Limited (which primarily included the Company’s clearing business) and Kyte Broking Limited.

On May 20, 2015, we completed the acquisition of CFI, a premier real estate strategic consulting and systems integration firm that manages over three billion square feet globally for Fortune 500 companies, owner-occupiers, government agencies, healthcare and higher education clients. CFI provides corporate real estate, facilities management, and enterprise asset management information consulting and technology solutions that yield hundreds of millions of dollars in cost savings for its client base on an annual basis. The acquisition is expected to complement and drive future growth opportunities within NGKF’s Management Services business and within CFI’s extensive client base.

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

On February 26, 2016, the Company completed the acquisition of Rudesill-Pera Multifamily, LLC (“Memphis Multifamily”). Memphis Multifamily is a multifamily brokerage firm operating in Memphis and the Mid-South Region.

FINANCIAL HIGHLIGHTS

For the three months ended March 31, 2016, we had income from operations before income taxes of $21.1 million compared to income from operations before income taxes of $36.3 million in the year earlier period. Our results include the results of GFI beginning on February 27, 2015. Total revenues for the quarter ended March 31, 2016 increased approximately $91.5 million to $639.0 million primarily due to an $82.5 million increase in brokerage revenues. This significant improvement was driven by the addition of GFI, the ongoing success of NGKF and our high margin fully electronic FENICS business. Total expenses increased approximately $72.5 million to $615.5 million primarily due to a $58.5 million increase in total compensation and employee benefits. Also contributing to the increase was a $14.0 million increase in total non-compensation expenses. The absolute increase in expenses was primarily due to the impact of acquisitions. While the front-office operations of GFI and BGC will remain separately branded, we have already begun integrating the support functions, technology, and infrastructure of these two companies. We met our target of reducing Financial Services annualized expenses by at least $50 million by the first quarter of 2016. We had previously expected a minimum of $40 million in further annualized cost savings by the first quarter of 2017, for a total of at least $90 million in annual savings. We now anticipate achieving a minimum of $100 million in annual savings by the end of 2016. The improvement to our pre-tax profitability we expect to achieve with the $100 million in annualized cost savings will be at least 25% higher than the full year revenues of Trayport. This excludes the impact of any potential future acquisitions or net increase in headcount due to hires made going forward. We also expect to increase productivity per broker and to continue converting voice and hybrid broking to higher margin fully electronic trading, all of which should lead to increased revenues and profitability. By freeing up duplicative capital set aside for regulatory and clearing purposes in connection with the GFI integration, we will also be able to use our balance sheet more efficiently.

Our Real Estate Services business once again had a very strong quarter, as the NGKF total revenues increased by approximately 8.1%. This significant improvement included an approximately 15.6% increase in revenues from our higher margin real estate capital markets business, 2.0% growth from leasing and other services and 13.4% growth from largely recurring management services fees. This impressive outperformance was driven in part by the additions of Cornish & Carey, ARA, Computerized Facility Integration, and Excess Space. In addition, our Real Estate Services business generated strong organic growth as we continued to add dozens of high profile and talented brokers and other professionals, won new business, and were aided by solid commercial real estate market fundamentals. NGKF’s revenues have grown at a compounded annual rate of approximately 19.9% from the first quarter of 2014 through the first quarter of 2016. Given our strong momentum, we expect NGKF’s top-line growth to outperform that of the overall industry by approximately 20% for the full year 2016.

We believe that BGC’s assets and businesses are independently worth significantly more than what is reflected in our current stock price. Based on recent equity market and M&A multiples, we think that the market is undervaluing both NGKF and FENICS. We also believe that the market has yet to properly value the more than $765.0 million in additional Nasdaq stock (based on the April 26, 2016 closing price) we anticipate receiving over time, which is not reflected on our balance sheet. Although no decisions have been made, we are considering a number of options designed to unlock substantial amounts of shareholder value. We also expect our earnings to continue to grow as we increase the profitability of GFI, add revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units of BGC, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016		2015
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$475,087	74.3%	$415,283	75.9%
Principal transactions	92,439	14.5	69,768	12.7

Total brokerage revenues	567,526	88.8	485,051	88.6
Real estate management services	46,058	7.2	40,602	7.4
Fees from related parties	7,070	1.1	6,606	1.2
Data, software and post-trade	12,317	1.9	11,527	2.1
Interest income	2,383	0.4	1,705	0.3
Other revenues	3,682	0.6	2,076	0.4

Total revenues	639,036	100.0	547,567	100.0
Expenses:
Compensation and employee benefits	409,183	64.0	346,584	63.3
Allocation of net income and grant of exchangeability to limited partnership units and FPUs	32,924	5.2	37,054	6.8

Total compensation and employee benefits	442,107	69.2	383,638	70.1
Occupancy and equipment	50,002	7.8	42,965	7.9
Fees to related parties	6,209	1.0	4,567	0.8
Professional and consulting fees	15,410	2.4	23,281	4.3
Communications	30,908	4.8	24,937	4.6
Selling and promotion	25,598	4.0	20,476	3.7
Commissions and floor brokerage	9,043	1.4	6,278	1.1
Interest expense	13,458	2.1	15,902	2.9
Other expenses	22,811	3.6	21,041	3.8

Total expenses	615,546	96.3	543,085	99.2

Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	(215)	(0.0)
Gains (losses) on equity method investments	558	0.1	803	0.1
Other income (loss)	(2,917)	(0.5)	31,200	5.7

Total other income (losses), net	(2,359)	(0.4)	31,788	5.8

Income from operations before income taxes	21,131	3.3	36,270	6.6
Provision for income taxes	4,840	0.8	10,046	1.8

Consolidated net income	16,291	2.5	26,224	4.8
Less: Net income attributable to noncontrolling interest in subsidiaries	2,632	0.4	12,169	2.2

Net income available to common stockholders	$13,659	2.1%	$14,055	2.6%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The results of operations of GFI and the Company’s other acquisitions have been included in the Company’s unaudited condensed consolidated financial statements subsequent to their respective dates of acquisition. GFI was acquired on February 26, 2015, and accordingly several of the revenue and expense items below were impacted because of the inclusion of the operations of GFI for the entire three months ended March 31, 2016 compared to only one month of operations during the three months ending March 31, 2015.

Revenues

Brokerage Revenues

Total brokerage revenues increased by $82.5 million, or 17.0%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Commission revenues increased by $59.8 million, or 14.4%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Principal transactions revenues increased by $22.7 million, or 32.5%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

The increase in brokerage revenues was primarily driven by the addition of GFI, the ongoing success of NGKF and by the strong growth of our high margin FENICS fully electronic business.

The decrease in rates revenues of $3.5 million was primarily due to a decline in European wholesale market activity industry-wide.

Our fully electronic credit revenues increased by $9.0 million as compared to the three months ended March 31, 2015, and our overall credit revenues increased by 25.8% to $84.5 million in the three months ended March 31, 2016. This increase was mainly due to our acquisition of GFI.

Our FX revenues were up by 7.0% to $78.0 million for the three months ended March 31, 2016. This increase was primarily driven by our acquisition of GFI.

Our brokerage revenues from energy and commodities increased $38.1 million, or 129.6%, to $67.5 million for the three months ended March 31, 2016. This increase was primarily driven by our acquisition of GFI and organic growth.

Our brokerage revenues from equities and other asset classes increased $15.0 million, or 41.4%, to $51.2 million for the three months ended March 31, 2016. This increase was primarily driven by our acquisition of GFI.

Total Real Estate brokerage revenues increased by $10.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase was primarily driven by organic growth as well as the additions of CFI, Excess Space and ARA.

Leasing and other services revenues increased by $2.1 million, or 2.0%, to $105.6 million for the three months ended March 31, 2016 as compared to the prior year period. This increase was primarily driven by organic growth as well as our acquisition of Excess Space.

Real estate capital markets revenues increased by $8.4 million, or 15.6%, to $62.1 million for the three months ended March 31, 2016 as compared to the prior year period. This increase was primarily driven by the acquisition of certain ARA offices and new hires.

Real Estate Management Services

Real estate management services revenue increased $5.5 million for the three months ended March 31, 2016. This increase was primarily driven by our acquisition of CFI and organic growth.

Fees from Related Parties

Fees from related parties increased by $0.5 million, or 7.0%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $0.8 million, or 6.9%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily driven by our acquisition of GFI.

Interest Income

Interest income increased by $0.7 million, or 39.8%, to $2.4 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Other Revenues

Other revenues increased by $1.6 million to $3.7 million, or 77.3%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily due to insurance recoveries related to Hurricane Sandy.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $62.6 million, or 18.1%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The main driver of this increase was the increased level of brokerage revenues particularly related to the GFI acquisition and our Real Estate Services business.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

The Allocations of net income and grant of exchangeability to limited partnership units and FPUs decreased by $4.1 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This decrease was primarily driven by a decrease in charges related to grants of exchangeability to limited partnership units during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Occupancy and Equipment

Occupancy and equipment expense increased $7.0 million to $50.0 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase was primarily driven by the acquisition of GFI in our Financial Services segment and the acquisitions of CFI and ARA in our Real Estate Services segment.

Fees to Related Parties

Fees to related parties increased by $1.6 million, or 36.0%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $7.9 million, or 33.8%, to $15.4 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The higher expense in the three months ended March 31, 2015 was due to professional fees incurred related to the GFI Tender Offer.

Communications

Communications expense increased by $6.0 million, or 23.9%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase was primarily driven by the acquisition of GFI. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $5.1 million, or 25.0%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily due to the acquisition of GFI. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $2.8 million, or 44.0%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to the acquisition of GFI.

Interest Expense

Interest expense decreased by $2.4 million, or 15.4%, to $13.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease was primarily driven by the maturity of the 8.75% Convertible Senior Notes on April 15, 2015, partially offset by the inclusion of three months of interest expense on GFI debt during the three months ended March 31, 2016 compared to one month of interest expense during the three months ended March 31, 2015.

Other Expenses

Other expenses increased by $1.8 million, or 8.4%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily related to litigation expenses, partially offset by decreases in bad debt expense and amortization expense.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had no gains or losses from divestitures or sales of investments in the three months ended March 31, 2016. For the three months ended March 31, 2015, there was a loss on divestiture of $215 thousand related to the sale of KGL by GFI.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments decreased by $0.2 million, to a gain of $0.6 million, for the three months ended March 31, 2016 as compared to a gain of $0.8 million for the three months ended March 31, 2015. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but do not control.

Other Income (Loss)

Other income (loss) decreased $34.1 million, or 109.3%, to a loss of $2.9 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Other income (loss) for the three months ended March 31, 2015 was primarily related to a $29.0 million gain with respect to appreciation on the 17.1 million shares of GFI common stock held by the Company prior to the successful completion of our tender offer.

Provision for Income Taxes

Provision for income taxes decreased $5.2 million to $4.8 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This decrease was primarily driven by the decrease in pretax earnings. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $9.5 million, to $2.6 million, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This decrease was due to the decrease in allocation of net income to Cantor units in the three months ended March 31, 2016. Also contributing to this decrease was the decrease in the allocation of GFI income to noncontrolling interests due to the closing of the Back-End Mergers on January 12, 2016.

Business Segment Financial Results

The business segments are determined based on the products and services provided and reflect the manner in which financial information is evaluated by management. We evaluate the performance and review the results of the segments based on each segment’s “Income (loss) from operations before income taxes.”

Certain financial information for our segments is presented below. The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income as well as gains that are not considered part of the Company’s ordinary, ongoing business. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units, redemption/exchange of partnership units, issuance of restricted shares and allocations of net income to founding/working partner units and limited partnership units) as well as unallocated expenses such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level.

Three months ended March 31, 2016 (in thousands):

	Financial Services[1]	Real Estate Services[1]	Corporate Items	Total
Total revenues	$415,989	$214,480	$8,567	$639,036
Total expenses	333,831	197,654	84,061	615,546
Total other income (losses), net	10,972	—	(13,331)	(2,359)

Income (loss) from operations before income taxes	$93,130	$16,826	$(88,825)	$21,131

[1]	For the three months ended March 31, 2016, the Financial Services segment income (loss) from operations before income taxes includes $11.0 million related to the mark-to-market movements and/or hedging on the Nasdaq earn-out shares. For the three months ended March 31, 2016, the Real Estate Services segment income (loss) from operations before income taxes excludes $0.2 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Three months ended March 31, 2015 (in thousands):

	Financial Services[1]	Real Estate Services[1]	Corporate Items	Total
Total revenues	$341,353	$198,389	$7,825	$547,567
Total expenses	277,454	182,153	83,478	543,085
Total other income (losses), net	2,718	—	29,070	31,788

Income (loss) from operations before income taxes	$66,617	$16,236	$(46,583)	$36,270

[1]	For the three months ended March 31, 2015, the Financial Services segment income (loss) from operations before income taxes includes $2.9 million related to the mark-to-market movements and/or hedging on the Nasdaq earn-out shares. For the three months ended March 31, 2015, the Real Estate Services segment income (loss) from operations before income taxes excludes $0.7 million related to the collection of receivables and associated expenses that were recognized at fair value as part of acquisition accounting.

Segment Results for the Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

•	Revenues for Financial Services increased approximately $74.6 million, or 21.9%, to $416.0 million for the three months ended March 31, 2016 from $341.4 million for the three months ended March 31, 2015. The increase in revenues for our Financial Services segment was primarily due to an increase in brokerage revenues in energy and commodities, credit, equities and other asset classes, and foreign exchange, primarily driven by the acquisitions of GFI and R.P. Martin, as well as by our high margin fully electronic FENICS business.

•	Revenues for Real Estate Services increased approximately $16.1 million, or 8.1%, to $214.5 million for the three months ended March 31, 2016 from $198.4 million for the three months ended March 31, 2015. The increase in revenues for our Real Estate Services segment was primarily due to organic growth as well as the additions of CFI, Excess Space and ARA.

Expenses

•	Total expenses for Financial Services increased approximately $56.4 million, or 20.3%, to $333.8 million for the three months ended March 31, 2016 from $277.5 million for the three months ended March 31, 2015. The increase in expenses for our Financial Services Segment was primarily due to the acquisition of GFI and R.P. Martin.

•	Total expenses for Real Estate Services increased approximately $15.5 million, or 8.5%, to $197.7 million for the three months ended March 31, 2016 from $182.2 million for the three months ended March 31, 2015. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with acquisitions.

•	Total expenses for the Corporate Items category increased approximately $0.6 million to $84.1 million for the three months ended March 31, 2016 from $83.5 million for the three months ended March 31, 2015.

Other income (losses), net

•	Other income (losses), net, for Financial Services increased approximately $8.3 million, or 303.7%, to a gain of $11.0 million for the three months ended March 31, 2016 from a gain of $2.7 million for the three months ended March 31, 2015. The increase in other income (losses), net, for our Financial Services segment was primarily due to the earn-out portion and the related mark-to-market movements and/or hedging on the Nasdaq earn-out shares.

•	Other income (losses), net, for the Corporate Items category decreased approximately $42.4 million to a loss of $13.3 million for the three months ended March 31, 2016 from a gain of $29.1 million for the three months ended March 31, 2015. The decrease in other income (losses), net, for the Corporate Items category was primarily due to a $29.0 million gain during the three months ended March 31, 2015 with respect to appreciation on 17.1 million shares of GFI common stock held by the Company prior to the successful completion of our tender offer, and the $11.3 million net realized and unrealized loss during the three months ended March 31, 2016 on the ICE shares received as part of the Trayport transaction.

Income from operations before income taxes

•	Income from operations before income taxes for Financial Services increased approximately $26.5 million, or 39.8%, to $93.1 million for the three months ended March 31, 2016 from $66.6 million for the three months ended March 31, 2015. The increase in income from operations before income taxes for our Financial Services segment was primarily due to our acquisition of GFI.

•	Income from operations before income taxes for Real Estate Services increased $0.6 million, or 3.6%, to $16.8 million for the three months ended March 31, 2016 from $16.2 million for the three months ended March 31, 2015.

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

	March 31, 2016	December 31, 2015[3]	September 30, 2015[1]	June 30, 2015	March 31, 2015[2]	December 31, 2014	September 30, 2014[1]	June 30, 2014
Revenues:
Commissions	$475,087	$507,503	$521,264	$487,810	$415,283	$381,182	$331,466	$291,666
Principal transactions	92,439	74,184	73,841	95,349	69,768	50,366	51,327	72,751
Real estate management services	46,058	51,121	48,867	46,528	40,602	43,929	40,452	39,020
Fees from related parties	7,070	6,038	6,609	6,095	6,606	6,631	6,749	7,967
Data, software and post-trade	12,317	29,025	29,124	27,693	11,527	2,578	2,369	2,195
Interest income	2,383	4,390	1,387	3,161	1,705	1,673	1,642	1,925
Other revenues	3,682	1,183	4,203	2,495	2,076	2,924	2,211	1,678

Total revenues	639,036	673,444	685,295	669,131	547,567	489,283	436,216	417,202
Expenses:
Compensation and employee benefits	409,183	478,032	435,932	431,287	346,584	310,816	270,642	264,318
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	32,924	145,718	50,667	26,200	37,054	30,392	52,516	22,402

Total compensation and employee benefits	442,107	623,750	486,599	457,487	383,638	341,208	323,158	286,720
Occupancy and equipment	50,002	54,344	51,300	63,108	42,965	35,238	35,575	35,701
Fees to related parties	6,209	4,479	4,876	4,121	4,567	5,516	2,681	2,133
Professional and consulting fees	15,410	12,187	15,201	15,220	23,281	20,013	10,565	10,156
Communications	30,908	30,631	31,503	32,110	24,937	20,636	20,087	21,312
Selling and promotion	25,598	26,592	23,370	26,763	20,476	18,727	16,730	18,255
Commissions and floor brokerage	9,043	9,478	8,865	10,473	6,278	4,762	4,806	5,575
Interest expense	13,458	18,074	16,944	18,439	15,902	10,183	9,197	9,230
Other expenses	22,811	63,021	26,802	27,179	21,041	93,959	26,732	13,584

Total expenses	615,546	842,556	665,460	654,900	543,085	550,242	449,531	402,666
Other income (losses), net:
Gains (losses) on divestiture and sale of investments	—	390,951	2,717	894	(215)	—	—	—
Gains (losses) on equity method investments	558	(815)	1,042	833	803	(2,418)	(2,640)	(1,288)
Other income (losses)	(2,917)	30,909	59,728	1,331	31,200	4,091	45,892	1,667

Total other income (losses), net	(2,359)	421,045	63,487	3,058	31,788	1,673	43,252	379

Income (loss) from operations before income taxes	21,131	251,933	83,322	17,289	36,270	(59,286)	29,937	14,915
Provision (benefit) for income taxes	4,840	79,441	28,737	2,272	10,046	(22,501)	18,808	3,600

Consolidated net income (loss)	16,291	172,492	54,585	15,017	26,224	(36,785)	11,129	11,315
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	2,632	107,477	16,214	5,670	12,169	(18,100)	3,918	3,714

Net income (loss) available to common stockholders	$13,659	$65,015	$38,371	$9,347	$14,055	$(18,685)	$7,211	$7,601

[1]	Amounts include the gains related to the earn-out associated with the Nasdaq Transaction recorded in Other income (losses).
[2]	Amounts include the recognition of the cumulative realized gain of $29.0 million on the 17.1 million shares of GFI common stock owned by us prior to the tender offer.
[3]	Amounts include gains related to the Company’s sale of all of the equity interests in the entities that made up the Trayport business to Intercontinental Stock Exchange, Inc. on December 11, 2015.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Brokerage revenue by product:
Rates	$118,517	$106,860	$113,319	$126,346	$122,011	$89,715	$93,538	$104,677
Credit	84,527	63,863	68,055	74,194	67,175	47,940	53,545	58,923
Foreign exchange	78,020	71,592	83,706	82,404	72,941	57,591	56,233	49,279
Energy & Commodities	67,497	59,226	54,827	54,815	29,404	15,785	13,795	13,154
Equities and other asset classes	51,205	44,740	50,430	54,001	36,215	30,690	29,634	30,483
Leasing and other services	105,627	162,263	143,680	130,221	103,563	135,725	107,471	87,035
Real estate capital markets	62,133	73,143	81,088	61,178	53,742	54,102	28,577	20,866

Total brokerage revenues	$567,526	$581,687	$595,105	$583,159	$485,051	$431,548	$382,793	$364,417

Brokerage revenue by product (percentage):
Rates	20.9%	18.3%	19.0%	21.7%	25.2%	20.8%	24.4%	28.7%
Credit	14.9	11.0	11.4	12.7	13.8	11.1	14.0	16.2
Foreign exchange	13.7	12.3	14.1	14.1	15.0	13.3	14.7	13.5
Energy & Commodities	11.9	10.2	9.2	9.4	6.1	3.7	3.6	3.6
Equities and other asset classes	9.0	7.7	8.5	9.3	7.5	7.1	7.7	8.4
Leasing and other services	18.6	27.9	24.2	22.3	21.3	31.5	28.1	23.9
Real estate capital markets	11.0	12.6	13.6	10.5	11.1	12.5	7.5	5.7

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by type:
Real Estate	$167,760	$235,406	$224,768	$191,399	$157,305	$189,827	$136,048	$107,901
Financial Services voice/hybrid	357,071	312,076	332,430	350,944	292,377	216,413	224,062	236,152
Financial Services fully electronic	42,695	34,205	37,907	40,816	35,369	25,308	22,683	20,364

Total brokerage revenues	$567,526	$581,687	$595,105	$583,159	$485,051	$431,548	$382,793	$364,417

Brokerage revenue by type (percentage):
Real Estate	29.6%	40.5%	37.8%	32.8%	32.4%	44.0%	35.5%	29.6%
Financial Services voice/hybrid	62.9	53.6	55.8	60.2	60.3	50.1	58.6	64.8
Financial Services fully electronic	7.5	5.9	6.4	7.0	7.3	5.9	5.9	5.6

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

                Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, marketable securities, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at March 31, 2016 were $4.5 billion, an increase of 14.0% as compared to December 31, 2015. The increase in total assets was driven primarily by increases in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, partially offset by decreases in marketable securities. We maintain a significant portion of our assets in cash and marketable securities, with our liquidity (which we define as cash and cash equivalents, marketable securities and securities owned) at March 31, 2016 of $680.6 million. See “Liquidity Analysis” below for a further discussion of our liquidity.

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short term borrowing rate then in effect plus 1%. There were no borrowings outstanding under the facility as of March 31, 2016.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of March 31, 2016, we had no reverse repurchase agreements outstanding with Cantor.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of March 31, 2016, we had no investments in the program.

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

On June 28, 2013, upon completion of the sale of eSpeed (see “Nasdaq Transaction” herein), we received cash consideration of $750 million, subject to adjustment for certain pre-paid amounts and accrued costs and expenses, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing. As a result of the earn-out, we expect to receive over $765.0 million in additional Nasdaq stock over time (stock value based on the April 26, 2016 closing price), which is not reflected on our balance sheet.

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

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement (the “Merger Agreement”), dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity (the “GFI Merger”). The Back-End Mergers allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates now own 100% of the outstanding shares of GFI’s common stock. See Note 3—“Acquisitions” to the unaudited condensed consolidated financial statements for further information about the GFI transaction.

In total, approximately 23.5 million shares of our Class A common stock and $111.2 million in cash were issued or paid with respect to the closing of the Back-End Mergers, inclusive of adjustments. The total purchase consideration for all shares of GFI purchased by BGC was approximately $750 million, net of the $250.0 million note previously issued to GFI by BGC, which is eliminated in consolidation. This figure excludes the $29.0 million gain recorded in the first quarter of 2015 with respect to the appreciation of the 17.1 million shares of GFI held by BGC prior to the successful completion of the tender offer. The excess of total consideration over the fair value of the total net assets acquired, of approximately $450.0 million, has been recorded to goodwill and was allocated to our Financial Services segment.

As of March 31, 2016, our liquidity, which we define as cash and cash equivalents, marketable securities and securities owned, was approximately $680.6 million. In addition to our strong current liquidity position, we expect to receive over $765.0 million in additional Nasdaq stock over time (stock value based on the April 26, 2016 closing price), which is not reflected on our balance sheet. We anticipate having $1.4 billion available to us to drive substantial returns for our investors. We expect to use our considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of BGC, all while maintaining or improving our investment grade rating.

Notes Payable, Collateralized Borrowings and Short-Term Borrowings

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes due 2015 (the “8.75% Convertible Notes”) to Cantor. We used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes.

On April 13, 2015, the 8.75% Convertible Notes were fully converted into approximately 24.0 million shares of Class A common stock. On June 15, 2015, we filed a resale registration statement on Form S-3 pursuant to which 24,042,599 shares of our Class A common stock may be sold from time to time by Cantor or by certain of its pledgees, donees, distributees, counterparties, transferees or other successors of interest of the shares, including banks or other financial institutions which may enter into stock pledge, stock loan or other financing transactions with Cantor or its affiliates, as well as by their respective pledgees, donees, distributees, counterparties, transferees or other successors in interest.

4.50% Convertible Notes

On July 29, 2011, we issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes due 2016 (the “4.50% Convertible Notes”). In connection with the offering of the 4.50% Convertible Notes, we entered into an Indenture, dated as of July 29, 2011, with U.S. Bank National Association, as trustee. The 4.50% Convertible Notes were offered and sold solely to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

The 4.50% Convertible Notes are our general senior unsecured obligations. The 4.50% Convertible Notes pay interest semi-annually at a rate of 4.50% per annum and were priced at par. As of March 31, 2016, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Upon conversion, we will deliver shares of our Class A common stock. As of March 31, 2016, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of our Class A common stock. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The carrying value of the 4.50% Convertible Notes was approximately $158.6 million as of March 31, 2016.

In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which are expected to reduce the potential dilution of our Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which was $10.82 as of March 31, 2016, subject to adjustment in certain circumstances. The capped call transactions had a cap price equal to $13.52 per share as of March 31, 2016.

The net proceeds from this offering were approximately $144.2 million after deducting the initial purchasers’ discounts and commissions, estimated offering expenses and the cost of the capped call transactions. We used the net proceeds from the offering for general corporate purposes, including financing acquisitions.

In preparation for the maturity of the 4.50% Convertible Notes on July 15, 2016, we may draw down on our credit facility or we may potentially raise debt in a public or private offering.

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

5.375% Senior Notes

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes due 2019 (the “5.375% Senior Notes”). The 5.375% Senior Notes are general senior unsecured obligations of the Company. These Senior Notes bear interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes will be subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the Indenture. The 5.375% Senior Notes will mature on December 9, 2019. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $4.3 million for both the three months ended March 31, 2016 and 2015.

8.375% Senior Notes

As part of the GFI acquisition, the Company acquired $240.0 million in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due July 2018. The fair value of these notes as of March 31, 2016 was $253.5 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were previously subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave us the ability to control the timing and process with respect to a full merger, which as discussed in Note 1—“Organization and Basis of Presentation” to our unaudited condensed consolidated financial statements, was completed on January 12, 2016. Also on July 10, 2015, we guaranteed the obligations of GFI under these 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of GFI’s 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. On November 4, 2015, GFI, BGC and the Trustee entered into the First Supplemental Indenture supplementing the Indenture and incorporating BGC’s guarantee of the Notes (the “First Supplemental Indenture”). On January 13, 2016, Moody’s Investors Service further upgraded the credit rating on GFI’s 8.375% Senior Notes, eliminating the penalty interest.

On January 12, 2016, BGC Partners, Inc. entered into a second supplemental indenture, dated as of January 12, 2016 (the “Second Supplemental Indenture”), among GFI, BGC and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), supplementing the indenture, dated as of July 19, 2011, as supplemented by the First Supplemental Indenture thereto, dated as of November 4, 2015 (the “Indenture”), among GFI, BGC and the Trustee, which governs the 8.375% Senior Notes due 2018 (the “Notes”), issued by GFI and fully and unconditionally guaranteed by BGC.

The Second Supplemental Indenture modifies the reporting covenant in the Indenture to provide that, for so long as BGC (or another publicly reporting company controlling GFI) guarantees the Notes, the reports that BGC (or such other publicly reporting company controlling GFI) files with the SEC will be furnished to the Trustee in lieu of any GFI SEC reports.

The amendments contained in the Second Supplemental Indenture became operative on January 12, 2016, upon GFI’s payment of the consent fee described therein. The final amount of the consent fee was approximately $8.00 per $1,000 principal amount. As a result, effective January 15, 2016, GFI ceased filing annual, quarterly and other reports with the SEC.

The Company recorded interest expense related to the 8.375% Senior Notes of $3.0 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of March 31, 2016, the Company had $21.3 million outstanding related to this secured loan arrangement, which includes $0.2 million of deferred financing costs. The value of the fixed assets pledged as of March 31, 2016 was $9.3 million. The Company recorded interest expense related to this secured loan arrangement of $0.2 million and $0.1 million for the three months ended March 31, 2016, and 2015, respectively.

Credit Agreements

As part of the GFI acquisition, we assumed a credit agreement as amended (the “GFI Credit Agreement”) with Bank of America, N.A. and certain other lenders, which provided for maximum revolving loans of up to $75.0 million. We repaid the amount outstanding on October 2, 2015, prior to the sale of our Trayport division. For the three months ended March 31, 2016, we recorded no interest expense related to the GFI Credit Agreement. For the three months ended March 31, 2015, the Company recorded interest expense related to the GFI Credit Agreement of $0.2 million.

On October 1, 2015, we entered into a previously authorized $150.0 million revolving credit facility (the “Facility”) with Cantor and borrowed $100.0 million under such facility (the “Cantor Loan”). The Cantor Loan bears interest at the rate of LIBOR plus 3.25% and may be adjusted based on Cantor’s short-term borrowing rate then in effect plus 1%. The Facility has a maturity date of August 10, 2017. The Cantor Loan was repaid on December 31, 2015.

On December 24, 2015, we entered into a committed unsecured credit agreement with Bank of America, N.A. The credit agreement provided for maximum revolving loans of $25.0 million through March 24, 2016. The interest rate on this facility was LIBOR plus 200 basis points.

On February 25, 2016, we entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of our domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. The maturity date of the facility is February 25, 2018. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on our debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Contemporaneously with the closing of this credit agreement, the $25.0 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. as lender was terminated. As of March 31, 2016, there were no borrowings outstanding under either this $150.0 million facility or the terminated $25.0 million facility. The Company recorded interest expense related to the $150.0 million credit facility of $0.1 million.

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

As of March 31, 2016, the Company had $456.1 million of cash and cash equivalents, and included in this amount was $265.0 million of cash and cash equivalents held by foreign subsidiaries. With the exception of the cash proceeds from the sale of Trayport in the amount of $603.9, it is our intention to permanently reinvest undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. For these proceeds which are not permanently reinvested, the accrued tax liability is $135.5 million, net of foreign tax credits. In addition, certain GFI Group net operating loss carryforwards are expected to be utilized to reduce cash taxes. Taking these items together, we therefore expect to pay effective cash taxes of no more than $64 million related to the Trayport sale price, or an expected rate of less than 10%.

Discussion of the three months ended March 31, 2016

The table below presents our Liquidity Analysis as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
(in millions)
Cash and cash equivalents	$456.1	$461.2
Securities owned	32.8	32.4
Marketable securities [1]	191.7	532.5

Total	$680.6	$1,026.1

[1]	As of December 31, 2015, $117.9 million of Marketable Securities on our balance sheet had been lent in a Securities Loaned transaction and therefore are not included in this Liquidity Analysis.

The $345.5 million decrease in our liquidity position from $1,026.1 million to $680.6 million as of March 31, 2016 was primarily related to the $111.2 million used with respect to the GFI Back-End Mergers and related transactions; the redemption and/or repurchase of 7.6 million shares and/or units, net, at a cost to BGC of $65.9 million; significant amounts invested with regards to new front-office hires in Real Estate Services; as well as cash used to pay previously accrued year-end taxes and employee bonuses.

Discussion of the three months ended March 31, 2015

The table below presents out Liquidity Analysis as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
(in millions)
Cash and cash equivalents	$425.6	$648.3
Securities owned	32.7	32.5
Marketable securities [1]	—	144.7

Total	$458.3	$825.5

[1]	As of December 31, 2014, $56.7 million of Marketable Securities on our balance sheet had been lent out in a Securities Loaned transaction and therefore are not included in this Liquidity Analysis.

The $367.2 million decrease in our liquidity position from $825.5 million to $458.3 million as of March 31, 2015 was primarily driven by the purchase of shares of GFI and ARA during the quarter, the redemption of and/or repurchase of shares and units, and the legal settlement with Tullet Prebon plc.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of March 31, 2016.

REGULATORY REQUIREMENTS

Our liquidity and available cash resources are restricted by regulatory requirements of our Financial Services operating subsidiaries. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer. In addition, self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”) along with statutory bodies such as the Financial Conduct Authority (“FCA”), the SEC, and the CFTC require strict compliance with their rules and regulations. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with broker-dealers and are not designed to specifically protect stockholders. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.

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

In addition, these subsidiaries may be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 21—“Regulatory Requirements,” to our unaudited condensed consolidated financial statements for further details on our regulatory requirements.

As of March 31, 2016, $543.9 million of net assets were held by regulated subsidiaries. As of March 31, 2016, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $275.1 million.

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

EQUITY

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Shares outstanding at beginning of period	219,063,365	185,108,316
Share issuances:
Exchanges of limited partnership interests[1]	894,602	2,158,311
Vesting of restricted stock units (RSUs)	373,899	428,233
Acquisitions	23,581,517	100,325
Other issuances of Class A common stock[2]	69,252	39,848
Treasury stock repurchases	(7,187,046)	(734,561)
Forfeitures of restricted Class A common stock	(3,702)	(147,785)
Shares outstanding at end of period	236,791,887	186,952,687

[1]	The issuance related to redemptions and exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.
[2]	The Company did not issue shares of Class A common stock for general corporate purposes during the three months ended March 31, 2016 or March 31, 2015.

Class B Common Stock

We did not issue any shares of Class B common stock during the three months ended March 31, 2016 and 2015. As of March 31, 2016 and 2015, the Company’s Class B common stock outstanding was 34,848,107.

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

The table below represents unit redemption and share repurchase activity for the three months ended March 31, 2016.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1]
January 1, 2016—March 31, 2016	775,791	$8.59
Repurchases[2]
January 1, 2016—January 31, 2016	285,845	9.09
February 1, 2016—February 29, 2016	6,683,611	8.69
March 1, 2016—March 31, 2016	217,590	9.09

Total Repurchases	7,187,046	$8.72

Total Redemptions and Repurchases	7,962,837	$8.71	$225,060,546

[1]	During the three months ended March 31, 2016, the Company redeemed approximately 0.7 million limited partnership units at an aggregate redemption price of approximately $5.8 million for an average price of $8.65 per unit and approximately 101 thousand FPUs at an aggregate redemption price of approximately $0.8 million for an average price of $8.23 per unit. During the three months ended March 31, 2015, the Company redeemed approximately 2.0 million limited partnership units at an aggregate redemption price of approximately $17.7 million for an average price of $8.65 per unit and approximately 10 thousand FPUs at an aggregate redemption price of approximately $85 thousand for an average price of $8.60 per unit.
[2]	During the three months ended March 31, 2016, the Company repurchased approximately 7.2 million shares of its Class A common stock at an aggregate purchase price of approximately $62.7 million for an average price of $8.72 per share. During the three months ended March 31, 2015, the Company repurchased approximately 0.7 million shares of its Class A common stock at an aggregate purchase price of approximately $5.8 million for an average price of $7.96 per share.

The table above represents the gross unit redemptions and share repurchases of our Class A common stock during the three months ended March 31, 2016. Approximately 0.4 million of the 0.8 million units above were redeemed using cash from our CEO program, and therefore did not impact the fully diluted number of shares and units outstanding or liquidity position. The remaining redemptions along with the Class A common stock repurchases resulted in a 7.6 million reduction in the fully diluted share count. This net reduction cost the Company approximately $65.9 million (or $8.70 per share/unit) during the three months ended March 31, 2016. This reduction partially offset the overall growth in the fully diluted share count which resulted from acquisitions, equity based compensation and front office hires.

The fully diluted weighted-average share count for the three months ended March 31, 2016 was as follows (in thousands):

Three Months Ended March 31, 2016
Common stock outstanding[1]	273,780
Limited partnership interests in BGC Holdings	139,825
Convertible Notes	16,260
RSUs (Treasury stock method)	858
Other	4,132

Total[2]	434,855

[1]	Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended March 31, 2016, the weighted-average share count of Class A shares was 238.9 million and Class B shares was 34.8 million.
[2]	For the quarter ended March 31, 2016, approximately 1.0 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended March 31, 2016, included, on a weighted-average basis, approximately 1.0 million stock options. Also as of March 31, 2016, approximately 6.1 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

                At the end of the second quarter of 2013, we commenced a Global Partnership Restructuring Program, as a result of which we reduced our fully diluted share count by approximately 32 million shares. In November 2013, we entered into the Ninth Amendment to the Agreement of Limited Partnership of the Partnership, which created new preferred partnership units that may not be made exchangeable into our Class A common stock and are only entitled to a distribution each quarter at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation, and accordingly they will not be included in the fully diluted share count. Going forward, we intend to continue to reduce our overall rate of fully diluted share count growth by utilizing these new preferred partnership units.

Similarly, in May 2014 we entered into the Tenth Amendment to the Agreement of Limited Partnership of BGC Holdings. Pursuant to this amendment, NPSUs may not be made exchangeable into shares of the Company’s Class A common stock and will not be allocated any items of profit or loss, and accordingly they will not be included in the fully diluted share count.

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

Under the exchange agreement, Cantor Fitzgerald, L.P. (“CFLP”) and CFGM have the right to exchange the 17,019,009 shares of Class A common stock owned by them as of March 31, 2016 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to the limit of the then-remaining authorized but unissued shares of Class B common stock (34,649,693 as of March 31, 2016).

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

Stock Option Exercises

We issued 17,403 of our Class A common stock related to the exercise of stock options during the three months ended March 31, 2016. We issued 30,000 shares of our Class A common stock related to the exercise of stock options during the three months ended March 31, 2015.

Registration Statements

We currently have in place an effective equity shelf Registration Statement on Form S-3 (the “Form S-3 Registration Statement”) with respect to the issuance and sale of up to 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. On November 20, 2014, we entered into a controlled equity offering sales agreement with CF&Co (the “November 2014 Sales Agreement”), pursuant to which we may offer and sell up to an aggregate of 20 million shares of our Class A common stock. Shares of our Class A common stock sold under our controlled equity offering sales agreement are used primarily for redemptions of limited partnership interests in BGC Holdings. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of us. Under the November 2014 Sales Agreement, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares.

As of March 31, 2016, we have issued and sold an aggregate of 6,831,023 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the November 2014 Sales Agreement, with 13,168,977 shares of Class A common stock remaining to be sold under this agreement. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these registrations along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under the registration.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2016, we have issued an aggregate of 7.8 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of March 31, 2016, we have issued approximately 242 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

On June 15, 2015, we filed a resale registration statement on Form S-3 with respect to 24,042,599 shares of our Class A common stock that Cantor received on April 13, 2015 in the conversion of the 8.75% Convertible Notes. These shares may be sold from time to time by Cantor or by certain of its pledgees, donees, distributees, counterparties, transferees or other successors of interest of the shares, including banks or other financial institutions which may enter into stock pledge, stock loan or other financing transactions with Cantor or its affiliates, as well as by their respective pledgees, donees, distributees, counterparties, transferees or other successors in interest.

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 2, 2015, at our Annual Meeting of Stockholders, our stockholders approved an amendment and restatement to our Fifth Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 300 million to 350 million the aggregate number of shares of our Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. On October 2, 2015, we filed a Registration Statement on Form S-8 with respect to the additional 50 million shares. As of March 31, 2016, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 176.9 million shares.

On October 9, 2015, we filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 8.125% Senior Notes, 5.375% Senior Notes and 4.50% Convertible Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.

On January 12, 2016, we filed a registration statement on Form S-3 with respect to the 23,481,192 shares of our Class A common stock that we issued to the stockholders of JPI in the Back-End Mergers on January 12, 2016. These shares may be offered and sold from time to time by the JPI Stockholders for their own account or by certain pledgees, donees, transferees, or other successors in interest of the shares, including banks or other financial institutions which may enter into stock pledge or other financing transactions with the JPI Stockholders.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

The Company has completed acquisitions, whose purchase price included an aggregate of approximately 9.5 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $53.3 million), 9.8 million limited partnership units (with an acquisition date fair value of approximately $63.6 million) and $59.5 million in cash that may be issued contingent on certain targets being met through 2019.

As of March 31, 2016, the Company has issued 6.3 million shares of its Class A common stock, 2.5 million of limited partnership units and $12.2 million in cash related to contingent payments.

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

As of March 31, 2016, there were 660,800 non-exchangeable founding/working partner units remaining in which BGC Holdings had the right to redeem and Cantor had the right to purchase an equivalent number of Cantor units.

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

COMMISSIONS PAID BY CANTOR ENTITIES

Pursuant to the separation agreement relating to our acquisition of certain of our BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be our customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from us without any cost. Any future related-party transactions or arrangements between us and Cantor are subject to the prior approval by our Audit Committee. During the three months ended March 31, 2016 and 2015, we recorded revenues from Cantor entities of $52 thousand and $64 thousand, respectively, related to commissions paid to us by Cantor.

EQUITY METHOD INVESTMENTS

On June 3, 2014, the Company’s Board of Directors and Audit Committee authorized the purchase of 1,000 Class B Units of LFI Holdings, LLC (“LFI”), a subsidiary of Cantor, representing 10% of the issued and outstanding Class B Units of LFI after giving effect to the transaction. On the same day, the Company completed the acquisition for $6.5 million and was granted an option to purchase an additional 1,000 Class B Units of LFI for an additional $6.5 million. On August 5, 2015, the Board of Directors and Audit Committee authorized the Company’s exercise of the option to purchase additional Class B units of LFI in order to represent an ownership interest of 20% of LFI. On January 15, 2016, the Company closed on the exercise of its option to acquire additional Class B Units of LFI Holdings, LLC. At the closing, the Company made a payment of $6.5 million to LFI. As a result of the option exercise, the Company has a 20% ownership interest in LFI. LFI is a limited liability corporation headquartered in New York which is a technology infrastructure provider tailored to the financial sector. The Company accounts for the investment using the equity method.

The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua (see Note 13— “Related Party Transactions,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q); such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor.

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

The N Units are not entitled to participate in Partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of our Class A common stock. Subject to the approval of the Compensation Committee or its delegate, the N Units are expected to be converted into the underlying unit type (i.e., an NREU will be converted into an REU) and will then participate in Partnership distributions, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to us and comply with his or her partnership obligations.

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

STOCK LOAN TRANSACTIONS WITH CANTOR

On October 3, 2014, management was granted approval by our Board of Directors and Audit Committee to enter into stock loan transactions with CF&Co utilizing shares of Nasdaq stock or other equities. Such stock loan transactions will bear market terms and rates.

UNIT REDEMPTIONS AND EXCHANGES—EXECUTIVE OFFICERS

During 2013, our executive officers participated in the Global Partnership Restructuring Program. In connection with the program, Messrs. Lynn, Windeatt and Sadler received an aggregate of 283,206 newly-issued BGC Holdings limited partnership units (equivalent to 9.75% of their non-exchangeable units that were redeemed in the above transactions). Upon any sale or other transfer by such executive officers of shares of restricted stock, a proportional number of these units will be redeemed for zero by BGC Holdings. These units are not expected to be made exchangeable into shares of Class A common stock. In connection with the sale of certain shares of restricted stock, an aggregate of 91,703 of such units held by Messrs. Lynn, Windeatt and Sadler were redeemed for zero on February 5, 2014, 6,377 of such units were redeemed for zero on December 5, 2014, 87,140 of such units were redeemed for zero on January 30, 2015, and 69,408 of such units were redeemed for zero on February 24, 2016.

EXECUTIVE COMPENSATION AND SHARE REPURCHASES FROM EXECUTIVE OFFICERS

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

On January 30, 2015, the Compensation Committee authorized the acceleration of restrictions with respect to an aggregate of 598,904 shares of restricted Class A common stock held by the Company’s executive officers as follows: Mr. Lynn, 455,733 shares; Mr. Windeatt, 95,148 shares; Mr. Sadler, 31,669 shares; and Mr. Merkel, 16,354 shares. The Compensation Committee authorized the Company to repurchase any or all of such shares for the executive officers at a price of $7.83 per share, which was the closing price of our Class A common stock on January 30, 2015. In January 2015, upon vesting of NPSU awards granted to Mr. Merkel in 2014, the Compensation Committee authorized the Company to grant exchangeability and repurchase 5,607 vested PSUs and 4,588 vested PPSUs at the average price of shares sold under the CEO less 2%.

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

On July 27, 2015, the Audit Committee granted exchange rights with respect to 8,536 PSUs and 6,983 PPSUs that were issued pursuant to vested NPSUs that were awarded to Mr. Merkel, an executive officer of the Company, in May 2014. On October 29, 2015, the Company repurchased (i) the 8,536 PSUs at a price of $8.34 per share, the closing price of the Class A common stock on the date the Company approved the transaction, and (ii) the 6,983 PPSUs at a price of $9.15 per share, the closing price of the Class A common stock on December 31, 2014.

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

On February 24, 2016, the Compensation Committee granted 750,000 non-exchangeable PSUs and 291,667 PPSUs (which may not be made exchangeable) to Mr. Lutnick; 641,429 non-exchangeable LPUs and 241,667 PLPUs (which may not be made exchangeable) to Mr. Lynn; 114,583 non-exchangeable PSUs and 93,750 PPSUs (which may not be made exchangeable) to Mr. Merkel; 105,188 non-exchangeable LPUs and 40,906 non-exchangeable PLPUs (which may not be made exchangeable) to Mr. Windeatt; and 55,688 non-exchangeable LPUs and 21,656 non-exchangeable PLPUs (which may not be made exchangeable) to Mr. Sadler.

On February 24, 2016, the Compensation Committee approved the acceleration of the lapse of restrictions on transferability with respect to 612,958 shares of restricted stock held by our executive officers as follows: Mr. Lynn, 431,782 shares; Mr. Merkel, 150,382 shares; and Mr. Sadler, 30,794 shares. On February 24, 2016, Messrs. Lynn and Sadler sold these shares to us at $8.40 per share, and Mr. Merkel sold 120,000 of such shares to the Company at $8.40 per share. In connection with such transaction, 64,787 of Mr. Lynn’s and 4,621 of Mr. Sadler’s partnership units were redeemed for zero.

In February 2016, the Company granted exchange rights and/or released transfer restrictions with respect to 2,127,648 rights available to Mr. Lutnick with respect to some of his non-exchangeable limited partnership units (which amount included the lapse of restrictions with respect to 235,357 shares of restricted stock held by him), which were all of such rights available to him at such time. Mr. Lutnick has not transferred or exchanged such shares or units as of the date hereof.

On March 9, 2016, Howard W. Lutnick, the Company’s Chief Executive Officer, exercised an employee stock option with respect to 250,000 shares of Class A common stock at an exercise price of $8.42 per share. The net exercise of the option resulted in 17,403 shares of the Company’s Class A common stock being issued to Mr. Lutnick.

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

On April 27, 2016, Mr. McMurray entered into an agreement with the Company providing for four future awards of partnership units in BGC Holdings L.P. having an aggregate notional value of £500,000 ($758,800 on April 27, 2016). Units having a notional value of £83,333 ($126,541 on April 27, 2016) will be granted on each of January 1, 2017, 2018 and 2019, and units having a notional value of £250,000 ($379,625 on April 27, 2016) will be granted on January 1, 2020, in each case in accordance with customary grant documentation, subject to applicable termination and other provisions of the U.K Partnership Agreement, and adjustments set forth in the applicable agreement. All such units will be immediately exchangeable into the Company’s Class A common stock on the date of grant and cash may be paid by the Company in lieu of the grant of such units. The number of units granted will be determined based on the closing price of the Company’s Class A common stock on the trading day prior to each of the foregoing grant dates.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Notional Volume (in billions)
Total fully electronic volume	$4,788	$4,301	$4,648	$5,886	$5,643
Total hybrid volume[1]	48,700	47,012	47,703	39,914	34,840

Total fully electronic and hybrid volume	$53,488	$51,313	$52,351	$45,800	$40,483

Transaction Count (in thousands, except for days)
Total fully electronic transactions	2,905	2,652	2,914	3,590	3,752
Total hybrid transactions	1,012	843	885	901	761

Total transactions	3,917	3,495	3,799	4,491	4,513

Trading days	61	64	64	63	61

[1]	Hybrid is defined as transactions involving some element of electronic trading but executed by BGC’s brokers, exclusive of voice-only transactions.

Fully electronic volume, including new products, was $4.8 trillion for the three months ended March 31, 2016, compared to $5.6 trillion for the three months ended March 31, 2015. Our combined voice/hybrid volume for the three months ended March 31, 2016 was $48.7 trillion, compared to $34.8 trillion for the three months ended March 31, 2015.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at March 31, 2016 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases[1]	$491,397	$60,730	$104,196	$80,860	$245,611
Notes payable and collateralized borrowings[2]	834,034	166,916	254,618	300,000	112,500
Interest on notes payable[3]	350,151	48,146	78,739	29,434	193,832
Other [4]	38,022	8,000	16,000	14,022	—

Total contractual obligations	$1,713,604	$283,792	$453,553	$424,316	$551,943

[1]	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $5.9 million over the life of the agreement.
[2]	Notes payable and collateralized borrowings reflects the issuance of $160.0 million of the 4.50% Convertible Notes due July 15, 2016 (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of March 31, 2016 was approximately $158.6 million), $112.5 million of the 8.125% Senior Notes due June 26, 2042 (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of March 31, 2016 was approximately $109.2 million), $300.0 million of the 5.375% Senior Notes due December 9, 2019 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of March 31, 2016 was approximately $296.3 million), $240.0 million of the 8.375% Senior Notes due July 19, 2018 (the $240.0 million represents the principal amount of the debt; the carrying value of the 8.375% Senior Notes as of March 31, 2016 was approximately $253.2 million), and $21.3 million of collateralized borrowings due March 13, 2019. See Note 17— “Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
[3]	The $193.8 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.
[4]	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition. The amount payable each year reflects an estimate of future Charity Day obligations.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into arrangements with unconsolidated entities, including variable interest entities. See Note 14—“Investments” to our unaudited condensed consolidated financial statements for additional information related to our investments in unconsolidated entities.

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

Restricted Stock: Restricted stock provided to certain employees is accounted for as an equity award, and as per FASB guidance, we are required to record an expense for the portion of the restricted stock that is ultimately expected to vest. We have granted restricted stock that is not subject to continued employment or service; however, transferability is subject to compliance with our and our affiliates’ customary noncompete obligations. Such shares of restricted stock are generally saleable by partners in five to ten years. Because the restricted stock is not subject to continued employment or service, the grant-date fair value of the restricted stock is expensed on the date of grant. The expense is reflected as non-cash equity-based compensation expense in our unaudited condensed consolidated statements of operations.

Limited Partnership Units: Limited partnership units in BGC Holdings are generally held by employees. Generally such units receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. As discussed above, our Preferred Units are not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. As prescribed in FASB guidance, the quarterly allocations of net income to such limited partnership units are reflected as a component of compensation expense under “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended March 31, 2016 and 2015, we incurred compensation expense, before associated income taxes of $27.8 million and $36.6 million, respectively, related to the grant of exchangeability on partnership units.

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

As of March 31, 2016 and December 31, 2015, the aggregate balance of employee loans, net of reserve, was $228.0 million and $158.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2016 and 2015 was $10.5 million and $8.1 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

See Note 3—“Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for additional information regarding our significant accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1—“Organization and Basis of Presentation,” to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of March 31, 2016, there were 236,749,861 shares of our Class A common stock outstanding, of which 17,019,009 shares were held by Cantor and CFGM, Cantor’s managing general partner. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of March 31, 2016, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 62.5% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through March 31, 2016, Cantor has distributed to its current and former partners an aggregate of 20,752,962 shares of Class A common stock, consisting of (i) 19,307,009 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,445,953 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of March 31, 2016, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,854,009 shares of Class A common stock, consisting of 14,064,735 April 2008 distribution rights shares and 1,789,274 February 2012 distribution rights shares.

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

As of March 31, 2016, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 271,597,968 units and 271,597,968 units, representing approximately 66.5% and 66.5% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 136,766,447 units and 136,766,447 units, representing approximately 33.5% and 33.5% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As of March 31, 2016, excluding Preferred Units and certain NPSUs described below, outstanding BGC Holdings partnership interests included 71,419,334 limited partnership units, 14,788,699 founding partner units and 50,558,414 Cantor units.

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

As of March 31, 2016, there were 660,800 non-exchangeable founding partner units with respect to which Cantor had the right to acquire an equivalent number of Cantor units.

On November 6, 2013, partners of BGC Holdings approved the Ninth Amendment to the Agreement of Limited Partnership of the Partnership (the “Ninth Amendment”) effective as of July 1, 2013.

In order to facilitate partner compensation and for other corporate purposes, the Ninth Amendment created new preferred partnership units (“Preferred Units”), which are working partner units that may be awarded to holders of, or contemporaneous with the grant of, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, APSEs, REUs, RPUs, AREUs, and ARPUs. These new Preferred Units carry the same name as the underlying unit, with the insertion of an additional “P” to designate them as Preferred Units.

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly are not included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units are not entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of March 31, 2016, there were 13,527,906 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

On May 9, 2014, partners of BGC Holdings approved the Tenth Amendment to the Agreement of Limited Partnership of BGC Holdings effective as of May 9, 2014. In order to facilitate partner compensation and for other corporate purposes, the Tenth Amendment created a new class of partnership units (NPSUs), which are working partner units. For more information, see Note 13—“Related Party Transactions” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On June 5, 2015, the Company entered into an agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of Class B common stock. Such shares of Class B common stock, which currently can be acquired upon the exchange of exchangeable limited partnership units owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. These shares of Class B common stock represent the remaining 34,649,693 authorized but unissued shares of Class B common stock available under the Company’s Amended and Restated Certificate of Incorporation. The exchange agreement will enable the Cantor entities to acquire the same number of shares of Class B common stock that they are already entitled to acquire without having to exchange its exchangeable limited partnership units in BGC Holdings. The Company’s Audit Committee and full Board of Directors determined that it was in the best interests of the Company and its stockholders to approve the exchange agreement because it will help ensure that Cantor retains its exchangeable limited partnership units in BGC Holdings, which is the same partnership in which the Company’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

Under the exchange agreement, Cantor and CFGM have the right to exchange the 17,019,009 shares of Class A common stock owned by them as of March 31, 2016 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to the limit of the then-remaining authorized but unissued shares of Class B common stock (34,649,693 as of March 31, 2016).

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

The following diagram illustrates our organizational structure as of March 31, 2016. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Interests (37.0% of economics of BGC Holdings)
• 12.4% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (6.3% of economics and 2.9% of voting power of BGC Partners, Inc.) and Class B common stock (12.8% of economics and 59.6% of voting power of BGC Partners, Inc.)
• 12.7% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (80.9% of economics and 37.5% of voting power of BGC Partners, Inc.)
• 53.8% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (66.5% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (66.5% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (63.0% of economics of BGC Holdings)
• 21.1% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (33.5% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (33.5% of economics of BGC Global)
BGC U.S.
BGC Global

*	Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 19.1% of the voting power, and the public stockholders would hold 80.9% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) 16,260,160 shares of Class A common stock issuable upon conversion of our 4.50% convertibles notes; (b) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (c) 13,527,906 Preferred Units granted and outstanding to BGC Holdings partners (see “Partnership Structure” herein); and (d) 13,182,432 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2016 through March 31, 2016 as follows: (a) 23,481,192 shares of Class A common stock issued on January 12, 2016 to the stockholders of JPI in the Back-End Mergers, which shares have been registered for resale pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-208967); (b) an aggregate of 9,134,724 limited partnership units granted by BGC Holdings; (c) 7,187,046 shares of Class A common stock repurchased by us, which includes 5,000,000 shares of Class A common stock that we repurchased from Cantor on February 23, 2016 and 970,639 shares of Class A common stock that Cantor donated to The Cantor Fitzgerald Relief Fund on February 23, 2016, and that we repurchased from The Cantor Fitzgerald Relief Fund on February 23, 2016; (d) 375,000 shares of Class A common stock sold by us under the November 2014 sales agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-200415), but not the 13,168,977 shares remaining for sale by us under such sales agreement; (e) 100,325 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 12,205,028 shares remaining available for issuance by us under such Registration Statement; (f) 49,535 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,228,944 shares remaining available for sale by selling stockholders under such Registration Statement; (g) 9,823 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,757,969 shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (h) 4,219 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 170,978 shares remaining available for sale by selling stockholders under such Registration Statement; (i) 3,702 forfeited shares of Restricted Class A common stock; and (j) 400,791 limited partnership, founding partner and Cantor units redeemed or repurchased by us for cash.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $191.7 million as of March 31, 2016. These include the shares of common stock of Nasdaq that we received in exchange for a portion of our electronic benchmark Treasury platform and the shares of the common stock of ICE that we received in exchange for Trayport. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 9—“Marketable Securities” and Note 11—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the Euro weakening against the U.S. Dollar and the British Pound strengthening against the U.S. Dollar. If as of March 31, 2016, the Euro had weakened against the U.S. dollar by 10% and the British Pound had strengthened against the U.S. Dollar by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $1.3 million.

Interest Rate Risk

BGC Partners had $838.6 million in fixed-rate debt outstanding as of March 31, 2016. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

During the three months ending March 31, 2016, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 19—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Set forth below are certain additional risk factors:

Uncertainty regarding a potential U.K. exit from the European Union could materially adversely impact our businesses, financial condition, results of operations and prospects.

The European Union Referendum Act 2015 requires the U.K. government to hold a referendum on the U.K.’s membership in the European Union, the date of which has been scheduled for June 23, 2016. The outcome of the EU referendum and consequences for our U.K. businesses, particularly in our Financial Services segment, could significantly impact the environment in which we and our customers and counterparties operate, introducing significant new uncertainties in financial markets, as well as the legal and regulatory requirements and environment to which we and our customers and counterparties are subject. Uncertainty as to the outcome of the referendum will therefore likely lead to additional market volatility or a reduction in trading in certain products, and is likely to adversely impact customer and investor confidence prior to the vote. In the event of a result supporting the U.K.’s exit from the EU, the lack of precedent means that it is unclear how the U.K.’s access to the EU Single Market and the wider trading, legal and regulatory environment would be impacted and hence how this would affect our business or that of our customers and counterparties. During a transitional period, when the terms of the exit would be negotiated, or beyond, the related uncertainty could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

4.1	Indenture, dated as of July 19, 2011, between GFI Group Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group Inc. (incorporated by reference to Exhibit 4.2 to the GFI Group Inc. Current Report on Form 8-K filed with the SEC on July 22, 2011 (File No. 1-34897)).

4.2	Form of GFI Group Inc.’s 8.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to the GFI Group Inc. Current Report on Form 8-K filed with the SEC on July 22, 2011 (File No. 1-34897)).

10.1	Letter agreement, dated April 27, 2016, between Steven R. McMurray and BGC Holdings, L.P.

10.2	Deed, dated April 1, 2016, between Steven R. McMurray and BGC Services (Holdings) LLP.

12.1	Computation of Ratio of Earning to Fixed Charges.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended March 31, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2016 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/S/ STEVEN R. MCMURRAY
Name:	Steven R. McMurray
Title:	Chief Financial Officer

Date: May 9, 2016

[Signature page to the Quarterly Report on Form 10-Q for the period ended March 31, 2016 dated May 9, 2016.]

EXHIBIT INDEX

Exhibit Number	Exhibit Title

4.1	Indenture, dated as of July 19, 2011, between GFI Group Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group Inc. (incorporated by reference to Exhibit 4.2 to the GFI Group Inc. Current Report on Form 8-K filed with the SEC on July 22, 2011 (File No. 1-34897)).

4.2	Form of GFI Group Inc.’s 8.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to the GFI Group Inc. Current Report on Form 8-K filed with the SEC on July 22, 2011 (File No. 1-34897)).

10.1	Letter agreement, dated April 27, 2016, between Steven R. McMurray and BGC Holdings, L.P.

10.2	Deed, dated April 1, 2016, between Steven R. McMurray and BGC Services (Holdings) LLP.

12.1	Computation of Ratio of Earning to Fixed Charges.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended March 31, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.