Form 10-Q
period 2016-06-30
BGC Partners, Inc.
filed 2016-08-08
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

On August 4, 2016, the registrant had 241,897,958 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below and may impact either or both of our operating segments:

•	market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets and markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;

•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;

•	our relationships with Cantor Fitzgerald, L.P. and its affiliates, which we refer to as “Cantor,” including Cantor Fitzgerald & Co., which we refer to as “CF&Co,” and Cantor Commercial Real Estate Company, L.P., which we refer to as “CCRE,” any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, any loans to or from us or Cantor, CF&Co’s acting as our sales agent or underwriter under our controlled equity or other offerings, Cantor’s holdings of our debt securities, CF&Co’s acting as a market maker in our debt securities, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co, and any services provided by or transactions with CCRE;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding a U.K. exit from the European Union following the recent referendum, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•	the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political impasses, as well as the economic and market response to the U.S. presidential campaign and election;

•	the effect on our businesses of reductions in overall industry volumes in certain of our products as a result of central bank quantitative easing, interest rate changes, market volatility, and other factors;

•	the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions;

•	extensive regulation of our businesses and customers, changes in regulations relating to financial services companies, commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•	factors related to specific transactions or series of transactions, including credit, performance, and principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•	costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received and the impact thereof on our financial results and cash flows in any given period;

•	certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage and the need for short- or long-term borrowings, including from Cantor, or other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks and increased borrowing costs, as well as interest rate and foreign currency exchange rate fluctuations;

•	risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, or others;

•	our ability to enter new markets or develop new products, trading desks, marketplaces, or services for existing or new customers and to induce such customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•	our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, tender offers, dispositions, offerings, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our real estate services business and our ability to grow in other geographic regions, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions or offerings, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

•	our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals;

•	our ability to expand the use of technology for hybrid and fully electronic trading in our product and service offerings;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•	our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•	information technology risks, including capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents and regulatory focus;

•	the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity offerings or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•	our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P., which we refer to as “BGC Holdings,” or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of shares of our Class A common stock; and

•	the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our outstanding debt or other securities, share sales and stock pledge, stock loan, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our Class B common stock and our other convertible securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

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

Our website address is www.bgcpartners.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D filed on behalf of Cantor, CF Group Management, Inc. (“CFGM”), our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industries and businesses. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$427,558	$461,207
Cash segregated under regulatory requirements	16,495	3,199
Securities owned	318,580	32,361
Marketable securities	152,995	650,400
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	2,022,920	812,240
Accrued commissions receivable, net	368,214	342,299
Loans, forgivable loans and other receivables from employees and partners, net	247,922	158,176
Fixed assets, net	148,018	145,873
Investments	42,117	33,813
Goodwill	816,156	811,766
Other intangible assets, net	223,758	233,967
Receivables from related parties	8,231	15,466
Other assets	319,420	290,687

Total assets	$5,112,384	$3,991,454

Liabilities, Redeemable Partnership Interest, and Equity
Securities loaned	$—	$117,890
Accrued compensation	322,196	303,959
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,857,733	714,823
Payables to related parties	23,650	21,551
Accounts payable, accrued and other liabilities	568,623	692,639
Notes payable and collateralized borrowings	1,132,226	840,877

Total liabilities	3,904,428	2,691,739
Commitments and contingencies (Note 19)
Redeemable partnership interest	55,462	57,145
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 and 500,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 286,088 and 255,859 shares issued at June 30, 2016 and December 31, 2015, respectively; and 241,292 and 219,063 shares outstanding at June 30, 2016 and December 31, 2015, respectively	2,861	2,559
Class B common stock, par value $0.01 per share; 150,000 and 100,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 34,848 shares issued and outstanding at June 30, 2016 and December 31, 2015, convertible into Class A common stock	348	348
Additional paid-in capital	1,413,245	1,109,000
Contingent Class A common stock	44,415	50,095
Treasury stock, at cost: 44,796 and 36,796 shares of Class A common stock at June 30, 2016 and December 31, 2015, respectively	(267,703)	(212,331)
Retained deficit	(326,018)	(273,492)
Accumulated other comprehensive income (loss)	(20,743)	(25,056)

Total stockholders’ equity	846,405	651,123
Noncontrolling interest in subsidiaries	306,089	591,447

Total equity	1,152,494	1,242,570

Total liabilities, redeemable partnership interest, and equity	$5,112,384	$3,991,454

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Commissions	$498,588	$487,810	$973,675	$903,093
Principal transactions	86,448	95,349	178,887	165,117
Real estate management services	45,529	46,528	91,587	87,130
Fees from related parties	4,865	6,095	11,935	12,701
Data, software and post-trade	12,448	27,693	24,765	39,220
Interest income	3,777	3,161	6,160	4,866
Other revenues	305	2,495	3,987	4,571

Total revenues	651,960	669,131	1,290,996	1,216,698
Expenses:
Compensation and employee benefits	418,621	431,287	827,804	777,871
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	40,975	26,200	73,899	63,254

Total compensation and employee benefits	459,596	457,487	901,703	841,125
Occupancy and equipment	49,511	63,108	99,513	106,073
Fees to related parties	3,534	4,121	9,743	8,688
Professional and consulting fees	14,201	15,220	29,611	38,501
Communications	30,600	32,110	61,508	57,047
Selling and promotion	25,514	26,763	51,112	47,239
Commissions and floor brokerage	10,097	10,473	19,140	16,751
Interest expense	14,624	18,439	28,082	34,341
Other expenses	23,684	27,179	46,495	48,220

Total expenses	631,361	654,900	1,246,907	1,197,985
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	894	—	679
Gains (losses) on equity method investments	500	833	1,058	1,636
Other income (loss)	10,012	1,331	7,095	32,531

Total other income (losses), net	10,512	3,058	8,153	34,846

Income from operations before income taxes	31,111	17,289	52,242	53,559
Provision for income taxes	10,548	2,272	15,388	12,318

Consolidated net income	$20,563	$15,017	$36,854	$41,241

Less: Net income attributable to noncontrolling interest in subsidiaries	4,838	5,670	7,470	17,839

Net income available to common stockholders	$15,725	$9,347	$29,384	$23,402

Per share data:
Basic earnings per share
Net income available to common stockholders	$15,725	$9,347	$29,384	$23,402

Basic earnings per share	$0.06	$0.04	$0.11	$0.10

Basic weighted-average shares of common stock outstanding	275,997	244,862	274,895	233,504

Fully diluted earnings per share
Net income for fully diluted shares	$25,359	$13,256	$47,562	$33,997

Fully diluted earnings per share	$0.06	$0.04	$0.11	$0.10

Fully diluted weighted-average shares of common stock outstanding	437,257	366,774	435,963	352,707

Dividends declared per share of common stock	$0.16	$0.14	$0.30	$0.26

Dividends declared and paid per share of common stock	$0.16	$0.14	$0.30	$0.26

The accompanying Notes to the unaudited Condensed Consolidated Financial Statement are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated net income	$20,563	$15,017	$36,854	$41,241
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(149)	2,254	4,117	(6,932)
Available for sale securities	(1,923)	(383)	32	(16,351)

Total other comprehensive income (loss), net of tax	(2,072)	1,871	4,149	(23,283)

Comprehensive income	18,491	16,888	41,003	17,958
Less: Comprehensive income attributable to noncontrolling interest in subsidiaries, net of tax	4,436	5,940	7,306	15,111

Comprehensive income (loss) attributable to common stockholders	$14,055	$10,948	$33,697	$2,847

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$36,854	$41,241
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	38,452	40,283
Employee loan amortization and reserves on employee loans	20,997	19,761
Equity-based compensation and allocations of net income to limited partnership units and FPUs	83,374	73,256
Deferred compensation expense	9,780	11,360
Losses (gains) on equity method investments	(1,058)	(1,636)
Amortization of (premium)/discount on notes payable	(1,014)	2,958
Unrealized loss (gain) on marketable securities	2,937	(837)
Impairment of fixed assets	3,169	17,679
Deferred tax provision (benefit)	(7,671)	2,160
Sublease provision adjustment	(549)	(924)
Realized losses (gains) on marketable securities (see Note 9– “Marketable Securities”)	(9,606)	(29,040)
Loss (gain) on divestitures	—	(537)
Forfeitures of Class A common stock	(99)	(1,102)
Other	(391)	—

Consolidated net income, adjusted for non-cash and non-operating items	175,175	174,622
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,207,888)	229,099
Loans, forgivable loans and other receivables from employees and partners, net	(110,515)	(50,015)
Accrued commissions receivable, net	(25,454)	1,977
Securities borrowed	—	62,499
Securities owned	(286,219)	4,142
Receivables from related parties	7,609	(1,659)
Cash segregated under regulatory requirements	(13,288)	3,868
Other assets	(15,956)	4,033
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,141,883	(308,983)
Payables to related parties	2,103	15,755
Securities sold, not yet purchased	—	(1,557)
Securities loaned	(117,967)	47,792
Accounts payable, accrued and other liabilities	(15,976)	(117,301)
Accrued compensation	(12,657)	(70,959)

Net cash provided by (used in) operating activities	$(479,150)	$(6,687)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(22,642)	$(14,210)
Capitalization of software development costs	(10,267)	(6,948)
Purchase of equity method investments	(7,612)	(687)
Payments for acquisitions, net of cash acquired	(113,151)	(155,518)
Purchase of marketable securities	(63,341)	—
Proceeds from sale of marketable securities	566,319	—
Disposal of assets and liabilities held for sale, net	—	(5,633)
Capitalization of trademarks, patent defense and registration costs	(363)	(742)

Net cash provided by (used in) investing activities	$348,943	$(183,738)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of collateralized borrowings	$(3,400)	$(1,643)
Issuance of senior notes, net of deferred issuance costs	295,762	—
Issuance of collateralized borrowings, net of deferred issuance costs	—	27,886
Earnings distributions	(41,154)	(39,155)
Redemption and repurchase of limited partnership interests	(20,896)	(14,400)
Dividends to stockholders	(81,910)	(60,995)
Repurchase of Class A common stock	(69,730)	(5,886)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(30)	(488)
Proceeds from issuance of Class A common stock, net of costs	14,961	—
Proceeds from exercise of stock options	86	275
Repayments of short-term borrowings	—	(20,000)

Net cash provided by (used in) financing activities	93,689	(114,406)
Cash and cash equivalents classified as assets held for sale	—	23,228
Effect of exchange rate changes on cash and cash equivalents	2,869	(2,661)

Net decrease in cash and cash equivalents	(33,649)	(284,264)
Cash and cash equivalents at beginning of period	461,207	648,277

Cash and cash equivalents at end of period	$427,558	$364,013

Supplemental cash information:
Cash paid during the period for taxes	$35,811	$15,374
Cash paid during the period for interest	27,999	25,660
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$28,435	$32,998
Issuance of Class A and contingent Class A common stock for acquisitions	1,846	32,263
Issuance of Class A common stock upon conversion of 8.75% convertible notes	—	150,000

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

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Six Months Ended June 30, 2016

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2016	$2,559	$348	$1,109,000	$50,095	$(212,331)	$(273,492)	$(25,056)	$591,447	$1,242,570
Consolidated net income	—	—	—	—	—	29,384	—	7,470	36,854
Other comprehensive gain, net of tax	—	—	—	—	—	—	4,313	(164)	4,149
Equity-based compensation, 487,471 shares	5	—	1,999	—	—	—	—	1,024	3,028
Dividends to common stockholders	—	—	—	—	—	(81,910)	—	—	(81,910)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(38,549)	(38,549)
Grant of exchangeability and redemption of limited partnership interests, issuance of 3,321,754 shares	33	—	25,028	—	—	—	—	15,414	40,475
Issuance of Class A common stock (net of costs), 1,690,305 shares	17	—	12,243	—	—	—	—	3,015	15,275
Redemption of FPUs, 140,133 units	—	—	—	—	—	—	—	(1,263)	(1,263)
Repurchase of Class A common stock, 7,984,235 shares	—	—	—	—	(55,257)	—	—	(14,626)	(69,883)
Forfeitures of restricted Class A common stock, 15,660 shares	—	—	36	—	(115)	—	—	(20)	(99)
Issuance of Class A common stock for acquisitions, 1,247,841 shares	12	—	6,704	(6,716)	—	—	—	—	—
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	449	1,036	—	—	—	376	1,861
Completion of GFI Back-End Mergers and Issuance of Class A common stock, 23,481,192 shares	235	—	258,440	—	—	—	—	(258,690)	(15)
Other	—	—	(654)	—	—	—	—	655	1

Balance, June 30, 2016	$2,861	$348	$1,413,245	$44,415	$(267,703)	$(326,018)	$(20,743)	$306,089	$1,152,494

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company servicing the financial and real estate markets through its two segments, Financial Services and Real Estate Services. Through its brands, including BGC®, GFI® and R.P. MartinTM, among others, the Company’s Financial Services segment specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through its FENICS®, BGC Trader™, BGC Market Data and Capitalab® brands, BGC Partners offers fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to select financial instruments and markets.

Newmark Grubb Knight Frank (“NGKF”) is a full-service commercial real estate platform that comprises the Company’s Real Estate Services segment. Under brand names including Newmark Grubb Knight FrankTM, Newmark Cornish & CareyTM, ARA®, Computerized Facility IntegrationTM, Landauer® Valuation & Advisory, and Excess Space Retail Services, Inc®, NGKF offers commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales, and real estate finance, consulting, project and development management, and property and facilities management.

On February 26, 2015, the Company successfully completed a tender offer to acquire shares of common stock, par value $0.01 per share, of GFI Group Inc. (“GFI”) for $6.10 per share in cash and accepted for purchase 54.3 million shares (the “Tendered Shares”) tendered to the Company pursuant to its offer (the “Offer”). The Tendered Shares, together with the 17.1 million shares already owned by the Company, represented approximately 56% of GFI’s outstanding shares. On April 28, 2015, a subsidiary of BGC purchased approximately 43.0 million newly issued shares of GFI’s common stock at the price of $5.81 per share for an aggregate purchase price of $250 million, which increased the Company’s ownership in GFI to approximately 67.0%. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bore an interest rate of LIBOR plus 200 basis points.

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

GFI is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes.

The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. BGC Partners has offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, San Francisco, Santa Clara, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich, and over 50 other offices.

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

In addition, for the three and six months ended June 30, 2015, the Company has made reclassifications to previously reported amounts related to GFI to conform to the current presentation for the line items “Compensation and employee benefits” and “Professional and consulting fees.”

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

Recently Adopted Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. The guidance was effective beginning January 1, 2016 and early adoption was permitted. The adoption of this FASB guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which relates to simplifying the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update were effective for the annual period beginning January 1, 2016 for the Company, and early adoption was permitted. The adoption of this FASB guidance did not have a material impact on the Company’s unaudited condensed financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which relates to disclosure of uncertainties about an entity’s ability to continue as a going concern. This ASU provides additional guidance on management’s responsibility to evaluate the condition of an entity and the required disclosures based on this assessment. The amendments in this update are effective for the annual period ending after December 15, 2016, and early application is permitted. The adoption of this FASB guidance would not impact the Company’s unaudited condensed consolidated financial statements.

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

Limited Partnership Units

Certain employees hold limited partnership interests in BGC Holdings (e.g., REUs, RPUs, PSUs, PSIs and LPUs, collectively the “limited partnership units”). Generally, such units receive quarterly allocations of net income, which are cash distributed and generally are contingent upon services being provided by the unit holders. As prescribed in FASB guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations. From time to time, the Company issues limited partnership units as part of the consideration for acquisitions; these units are not entitled to a distribution of earnings.

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

Financial Services

On February 26, 2015, the Company successfully completed its tender offer to acquire shares of common stock, par value $0.01 per share, of GFI for $6.10 per share in cash and accepted for purchase 54.3 million shares tendered to the Company pursuant to the offer. The Tendered Shares, together with the 17.1 million shares already owned by the Company, represented approximately 56% of the then- outstanding shares of GFI. The Company issued payment for the Tendered Shares on March 4, 2015 in the aggregate amount of $331.1 million. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. The new shares and the note eliminate in consolidation. Following the issuance of the new shares, the Company owned approximately 67% of GFI’s outstanding common stock. On January 12, 2016, the Company completed its acquisition of JPI. Shortly following the JPI Merger, a subsidiary of the Company merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The Company issued approximately 23.5 million shares of its Class A common stock and paid $111.2 million in cash in connection with the closing of the Back-End Mergers. Following the closing of the Back-End Mergers, the Company and its affiliates now own 100% of the outstanding shares of GFI common stock. The excess of total consideration over the fair value of the total net assets acquired, of approximately $450.0 million, has been recorded to goodwill and was allocated to the Company’s Financial Services segment. In addition, “Total revenues” in the Company’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2016 and June 30, 2015 included $293.2 million and $235.2 million, respectively, related to GFI.

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

In millions (unaudited)

Six Months Ended June 30, 2015

Pro forma revenues	$1,379.9
Pro forma consolidated net income	$40.1

Real Estate Services

On February 26, 2016, the Company completed the acquisition of Rudesill-Pera Multifamily, LLC (“Memphis Multifamily”). Memphis Multifamily is a multifamily brokerage firm operating in Memphis and the Mid-South Region.

On June 17, 2016, the Company completed the acquisition of The CRE Group, Inc. (“CRE Group”). CRE Group is a real estate services provider focused on project management, construction management and Leadership in Energy and Environmental Design (LEED) consulting.

The total consideration for acquisitions during the six months ended June 30, 2016, within the Real Estate Services segment was approximately $6.3 million in total fair value, comprised of cash and BGC Holdings limited partnership units, of which $3.1 million may be issued contingent on certain targets being met through 2020. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $5.7 million and was allocated to the Company’s Real Estate Service segment.

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

Sale of Trayport

In connection with the successful completion of the tender offer to acquire GFI, the Company also acquired GFI’s Trayport business. The Trayport business was GFI’s European electronic energy software business. On December 11, 2015, the Company completed the sale of its Trayport business to Intercontinental Exchange, Inc. (“Intercontinental Exchange” or “ICE”). Under the terms of the purchase agreement, Intercontinental Exchange acquired the Trayport business from the Company in exchange for 2,527,658 ICE common shares issued with respect to the $650.0 million purchase price, which was adjusted at closing. The Company recorded a pre-tax gain on the sale of $391.0 million, net of $10.4 million in fees, which was included within “Gain (loss) on divestiture and sale of investments” in the Company’s consolidated statements of operations for the year ended December 31, 2015. Trayport’s operations prior to the completion of the transaction were included in the Company’s unaudited condensed consolidated statements of operations within the Financial Services segment.

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

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income available to common stockholders	$15,725	$9,347	$29,384	$23,402

Basic weighted-average shares of common stock outstanding	275,997	244,862	274,895	233,504

Basic earnings per share	$0.06	$0.04	$0.11	$0.10

Fully diluted EPS is calculated utilizing net income available to common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on the convertible notes, if applicable (see Note 17—“Notes Payable, Collateralized and Short-Term Borrowings”), as the numerator. The denominator is comprised of the Company’s weighted-average outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of common stock, including convertible notes, stock options and RSUs. The limited partnership interests generally are potentially exchangeable into shares of Class A common stock and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fully diluted earnings per share
Net income available to common stockholders	$15,725	$9,347	$29,384	$23,402
Allocation of net income to limited partnership interests in BGC Holdings, net of tax	8,113	3,909	15,133	10,595
Interest expense on convertible notes, net of tax	1,521	—	3,045	—

Net income for fully diluted shares	$25,359	$13,256	$47,562	$33,997

Weighted-average shares:
Common stock outstanding	275,997	244,862	274,895	233,504
Limited partnership interests in BGC Holdings	143,229	120,122	141,536	117,359
Convertible notes	16,260	—	16,260	—
RSUs (Treasury stock method)	376	944	517	944
Other	1,395	846	2,755	900

Fully diluted weighted-average shares of common stock outstanding	437,257	366,774	435,963	352,707

Fully diluted earnings per share	$0.06	$0.04	$0.11	$0.10

For the three months ended June 30, 2016 and 2015, respectively, approximately 1.0 million and 20.8 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2016 included, on a weighted-average basis, 1.0 million other securities or other contracts to issue shares of common stock. Anti-dilutive securities for the three months ended June 30, 2015 included, on a weighted-average basis, 19.7 million shares underlying convertible notes and 1.1 million other securities or other contracts to issue shares of common stock.

Additionally, as of June 30, 2016 and 2015, respectively, approximately 4.6 million and 8.9 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

6.	Stock Transactions and Unit Redemptions

Class A Common Stock

On June 22, 2016, at the Company’s 2016 Annual Meeting of Stockholders, the stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to increase the number of authorized shares of Class A common stock from 500 million shares to 750 million shares. The Company filed the certificate of amendment on June 23, 2016, and the amendment was effective on that date.

Changes in shares of the Company’s Class A common stock outstanding for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares outstanding at beginning of period	236,749,861	186,952,687	219,063,365	185,108,316
Share issuances:
Exchanges of limited partnership interests[1]	2,427,152	1,804,434	3,321,754	3,962,745
Issuance of Class A common stock for general corporate purposes	1,648,000	—	1,648,000	—
Vesting of restricted stock units (RSUs)	113,572	220,514	487,471	648,747
Acquisitions	1,147,516	656,962	24,729,033	757,287
Conversion of 8.75% Convertible Notes to Class A common stock	—	24,042,599	—	24,042,599
Other issuances of Class A common stock	15,079	13,120	42,305	52,968
Treasury stock repurchases	(797,189)	(6,520)	(7,984,235)	(741,081)
Forfeitures of restricted Class A common stock	(11,958)	(27,338)	(15,660)	(175,123)

Shares outstanding at end of period	241,292,033	213,656,458	241,292,033	213,656,458

[1]	The issuances related to exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

On June 22, 2016, at the Company’s 2016 Annual Meeting of Stockholders, the stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to increase the number of authorized shares of Class B common stock from 100 million shares to 150 million shares and to provide that Class B common stock shall be issued only to certain affiliated entities or related persons. The Company filed the certificate of amendment on June 23, 2016, and the amendment was effective on that date.

The Company did not issue any shares of Class B common stock during the three and six months ended June 30, 2016 and 2015. As of June 30, 2016 and 2015, the Company’s Class B common stock outstanding was 34,848,107 shares.

Controlled Equity Offering

The Company has entered into a controlled equity offering (“CEO”) sales agreement with CF&Co (“November 2014 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its CEO sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of June 30, 2016, the Company has sold 10,128,575 shares of Class A common stock under this agreement. For additional information, see Note 13—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. In February 2014, the Company’s Audit Committee authorized such repurchases of stock or units from Cantor, employees and partners. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of June 30, 2016, the Company had approximately $201.8 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units. The table below represents unit redemption and share repurchase activity for the three and six months ended June 30, 2016:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1,2]
January 1, 2016—March 31, 2016	775,791	$8.59
April 1, 2016—June 30, 2016	1,804,365	8.91
Repurchases[3,4]
January 1, 2016—March 31, 2016	7,187,046	$8.72
April 1, 2016—April 30, 2016	260,042	9.10
May 1, 2016—May 31, 2016	291,323	8.87
June 1,2016—June 30, 2016	245,824	9.17

Total Repurchases	7,984,235	$8.75

Total Redemptions and Repurchases	10,564,391	$8.77	$201,785,151

[1]	During the three months ended June 30, 2016, the Company redeemed approximately 1.8 million limited partnership units at an aggregate redemption price of approximately $15.8 million for an average price of $8.93 per unit and approximately 39.6 thousand FPUs at an aggregate redemption price of approximately $0.3 million for an average price of $8.01 per unit. During the three months ended June 30, 2015, the Company redeemed approximately 1.2 million limited partnership units at an aggregate redemption price of approximately $10.8 million for an average price of $8.85 per unit and approximately 17.6 thousand FPUs at an aggregate redemption price of approximately $130.4 thousand for an average price of $7.39 per unit.
[2]	During the six months ended June 30, 2016, the Company redeemed approximately 2.4 million limited partnership units at an aggregate redemption price of approximately $21.6 million for an average price of $8.85 per unit and approximately 140.1 thousand FPUs at an aggregate redemption price of approximately $1.1 million for an average price of $8.17 per unit. During the six months ended June 30, 2015, the Company redeemed approximately 3.3 million limited partnership units at an aggregate redemption price of approximately $28.4 million for an average price of $8.73 per unit and approximately 27.6 thousand FPUs at an aggregate redemption price of approximately $215.8 thousand for an average price of $7.83 per unit.
[3]	During the three months ended June 30, 2016, the Company repurchased approximately 0.8 million shares of its Class A common stock at an aggregate purchase price of approximately $7.2 million for an average price of $9.04 per share. During the three months ended June 30, 2015, the Company repurchased approximately 6.5 thousand shares of its Class A common stock at an aggregate purchase price of approximately $41.0 thousand for an average price of $6.29 per share.
[4]	During the six months ended June 30, 2016, the Company repurchased approximately 8.0 million shares of its Class A common stock at an aggregate purchase price of approximately $69.7 million for an average price of $8.75 per share. During the six months ended June 30, 2015, the Company repurchased approximately 0.7 million shares of its Class A common stock at an aggregate purchase price of approximately $5.9 million for an average price of $7.94 per share.

The table above represents the gross unit redemptions and share repurchases of the Company’s Class A common stock during the six months ended June 30, 2016. Approximately 2.0 million of the 2.6 million units above were redeemed using cash from the Company’s CEO program, and therefore did not impact the fully diluted number of shares and units outstanding. The remaining redemptions along with the Class A common stock repurchases resulted in a 8.5 million reduction in the fully diluted share count. This net reduction cost the Company approximately $74.5 million (or $8.73 per share/unit) during the six months ended June 30, 2016. This reduction partially offset the overall growth in the fully diluted share count which resulted from shares issued for general corporate purposes, acquisitions, equity-based compensation and front office hires.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$57,145	$59,501
Consolidated net income allocated to FPUs	2,173	—
Earnings distributions	(2,605)	—
Re-allocation of equity due to additional investment by founding/working partners	—	80
FPUs exchanged	(1,368)	(546)
FPUs redeemed	(454)	(59)
Other	571	—

Balance at end of period	$55,462	$58,976

7.	Securities Owned and Securities Sold, Not Yet Purchased

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $318.6 million as of June 30, 2016 and $32.4 million as of December 31, 2015. There were no Securities sold, not yet purchased as of June 30, 2016 and December 31, 2015. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”

8.	Collateralized Transactions

Securities loaned

As of June 30, 2016, the Company had no Securities loaned transactions. As of December 31, 2015, the Company had Securities loaned transactions of $117.9 million with CF&Co. The market value of the securities lent was $116.3 million. As of December 31, 2015, the cash collateral received from CF&Co bore interest rates ranging from 0.80% to 1.00%. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

9.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $153.0 million and $650.4 million as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, the Company held Marketable securities classified as trading securities with a market value of $146.7 million and $644.9 million, respectively. These securities are measured at fair value, with any changes in fair value recognized currently in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended June 30, 2016 and 2015, the Company recognized a net gain (realized and unrealized) of $7.5 million and a loss of $2.1 million, respectively, related to the mark-to-market on these shares and any related hedging transactions when applicable. During the six months ended June 30, 2016 and 2015, the Company recognized a net gain (realized and unrealized) of $6.7 million and a gain of $0.8 million, respectively, related to the mark-to-market on these shares and any related hedging transactions when applicable.

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

As of June 30, 2016 and December 31, 2015, the Company held marketable securities classified as available-for-sale with a market value of $6.3 million and $5.5 million, respectively. These securities are measured at fair value, with unrealized gains or losses included as part of “Other comprehensive income (loss)” in the Company’s unaudited condensed consolidated statements of comprehensive income. During the three months ended June 30, 2016 and 2015, the Company recognized a loss of $1.9 million and $0.4 million, respectively, related to these Marketable securities classified as available-for-sale. During the six months ended June 30, 2016 and 2015, the Company recognized a loss of $1.2 million and a gain of $1.6 million respectively, related to these Marketable securities classified as available-for-sale. In addition, for the six months ended June 30, 2015, the Company recorded a $29.0 million gain upon acquisition of GFI on the 17.1 million shares of GFI common stock owned prior to the completion of the acquisition, which were previously classified as available-for-sale marketable securities. The $29.0 million gain previously recorded in “Accumulated other comprehensive income (loss)” was recorded as a gain in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

During the six months ended June 30, 2016, the Company purchased Marketable securities with a market value of $63.3 million at the time of purchase and sold Marketable securities with a market value of $566.3 million at the time of sale. The majority (or $509.9 million) of the Marketable securities sold during the six months ended June 30, 2016, was related to the shares of ICE the Company received for the sale of Trayport in December 2015.

10.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s Nasdaq shares and/or ICE shares (see Note 11—“Derivatives”). As of June 30, 2016 and December 31, 2015, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$1,872,298	$692,530
Receivables from clearing organizations	127,611	92,915
Other receivables from broker-dealers and customers	17,414	18,252
Net pending trades	4,163	6,544
Open derivative contracts	1,434	1,999

Total	$2,022,920	$812,240

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$1,761,710	$660,365
Payables to clearing organizations	74,372	30,037
Other payables to broker-dealers and customers	21,364	23,287
Open derivative contracts	287	1,134

Total	$1,857,733	$714,823

A portion of these receivables and payables are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of June 30, 2016 have subsequently settled at the contracted amounts.

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

	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Futures	$808	$273	$39	$44
Interest rate swaps	327	—	256	—
Foreign exchange swaps	191	11	883	375
Foreign exchange/commodities options	108	3	—	537
Forwards	—	—	821	178

Total	$1,434	$287	$1,999	$1,134

The notional amounts of these derivative contracts at June 30, 2016 and December 31, 2015 were $12.0 billion and $10.9 billion, respectively. At June 30, 2016, the notional amounts primarily consisted of long futures and short futures of $5.8 billion each. As of June 30, 2016, these notional values of long and short futures contracts were primarily related to fixed income futures in a consolidated VIE acquired in the acquisition of GFI, of which the Company’s exposure to economic loss is approximately $5.0 million.

The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. Certain of the Company’s foreign exchange swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position at June 30, 2016 was $1.4 million.

The change in fair value of interest rate swaps, futures, foreign exchange/commodities options and foreign exchange swaps is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations, and the change in fair value of equity options related to the Nasdaq and ICE hedges and forwards are included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative contract	2016	2015	2016	2015
Futures	$566	$3,474	$1,298	$5,102
Interest rate swaps	9	(22)	13	(61)
Foreign exchange swaps	137	1	257	(33)
Foreign exchange/commodities options	3,281	6,001	6,410	6,418
Forwards	—	443	152	910
Equity options	3,317	—	3,761	—

Gain (loss)	$7,310	$9,897	$11,891	$12,336

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

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at June 30, 2016 and December 31, 2015 (in thousands):

	Assets at Fair Value at June 30, 2016
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$152,995	$—	$—	$—	$152,995
Government debt	318,494	—	—	—	318,494
Securities owned—Equities	86	—	—	—	86
Foreign exchange swaps	—	400	—	(209)	191
Interest rate swaps	—	344	—	(17)	327
Futures	—	808	—	—	808
Foreign exchange/commodities options	108	—	—	—	108

Total	$471,683	$1,552	$—	$(226)	$473,009

	Liabilities at Fair Value at June 30, 2016
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Futures	$—	$273	$—	$—	$273
Foreign exchange/commodities options	3	—	—	—	3
Foreign exchange swaps	—	220	—	(209)	11
Interest rate swaps	—	17	—	(17)	—
Contingent consideration	—	—	62,272	—	62,272

Total	$3	$510	$62,272	$(226)	$62,559

	Assets at Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$650,315	$85	$—	$—	$650,400
Government debt	32,352	—	—	—	32,352
Securities owned—Equities	9	—	—	—	9
Forwards	—	869	—	(48)	821
Foreign exchange swaps	—	1,256	—	(373)	883
Interest rate swaps	—	283	—	(27)	256
Futures	—	39	—	—	39
Foreign exchange/commodities options	309	—	—	(309)	—

Total	$682,985	$2,532	$—	$(757)	$684,760

	Liabilities at Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Forwards	$—	$226	$—	$(48)	$178
Futures	—	44	—	—	44
Government debt	12	—	—	—	12
Foreign exchange/commodities options	846	—	—	(309)	537
Foreign exchange swaps	—	748	—	(373)	375
Interest rate swaps	—	27	—	(27)	—
Contingent consideration	—	—	65,043	—	65,043

Total	$858	$1,045	$65,043	$(757)	$66,189

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the three months ended June 30, 2016 are as follows (in thousands):

	Opening Balance	Total realized and unrealized gains (losses) included in Net income(1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at June 30, 2016	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2016
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$64,337	$(749)	$80	$578	$(3,312)	$62,272	$(669)

(1)	Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the three months ended June 30, 2015 are as follows (in thousands):

	Opening Balance	Total realized and unrealized gains (losses) included in Net income(1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at June 30, 2015	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2015
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$63,514	$(197)	$(116)	$16,544	$(2,678)	$77,693	$(313)

(1)	Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the six months ended June 30, 2016 are as follows (in thousands):

	Opening Balance	Total realized and unrealized gains (losses) included in Net income(1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at June 30, 2016	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2016
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$65,043	$(748)	$78	$1,411	$(4,852)	$62,272	$(670)

(1)	Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the six months ended June 30, 2015 are as follows (in thousands):

	Opening Balance	Total realized and unrealized gains (losses) included in Net income(1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at June 30, 2015	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2015
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$56,299	$(1,490)	$131	$24,219	$(4,184)	$77,693	$(1,359)

(1)	Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset		Net Amount
				Financial Instruments	Cash Collateral Received
Assets
Foreign exchange swaps	$400	$209	$191	$—	$—	$191
Interest rate swaps	344	17	327	—	—	327
Futures	808	—	808	—	—	808
Foreign exchange /commodities options	108	—	108	—	—	108

Total	$1,660	$226	$1,434	$—	$—	$1,434

Liabilities
Foreign exchange swaps	$220	$209	$11	$—	$—	$11
Interest rate swaps	17	17	—	—	—	—
Futures	273	—	273	—	—	273
Foreign exchange /commodities options	3	—	3	—	—	3

Total	$513	$226	$287	$—	$—	$287

	December 31, 2015
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset		Net Amount
				Financial Instruments	Cash Collateral Received
Assets
Forwards	$869	$48	$821	$—	$—	$821
Foreign exchange swaps	1,256	373	883	—	—	883
Interest rate swaps	283	27	256	—	—	256
Futures	39	—	39	—	—	39
Foreign exchange /commodities options	309	309	—	—	—	—

Total	$2,756	$757	$1,999	$—	$—	$1,999

Liabilities
Forwards	$226	$48	$178	$—	$—	$178
Foreign exchange swaps	748	373	375	—	—	375
Interest rate swaps	27	27	—	—	—	—
Futures	44	—	44	—	—	44
Foreign exchange /commodities options	846	309	537	—	—	537

Total	$1,891	$757	$1,134	$—	$—	$1,134

Certain of the Company’s foreign exchange swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of June 30, 2016	Valuation Technique	Unobservable Inputs	Weighted Average
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$62,272	Present value of expected payments	Discount rate Forecasted financial information	5.4	% (a)

(a)	The Company’s estimate of contingent consideration as of June 30, 2016 was based on the acquired businesses’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2015	Valuation Technique	Unobservable Inputs	Weighted Average
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$65,043	Present value of expected payments	Discount rate Forecasted financial information	5.6	% (a)

(a)	The Company’s estimate of contingent consideration as of December 31, 2015 was based on the acquired businesses’ projected future financial performance, including revenues.

Valuation Processes – Level 3 Measurements

Valuations for contingent consideration are conducted by the Company. Each reporting period, the Company updates unobservable inputs. The Company has a formal process to review changes in fair value for satisfactory explanation.

Sensitivity Analysis – Level 3 Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. As of June 30, 2016 and December 31, 2015, the present value of expected payments related to the Company’s contingent consideration was $62.3 million and $65.0 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $69.6 million and $76.1 million, respectively.

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

For the three months ended June 30, 2016 and 2015, the Company recognized related party revenues of $4.9 million and $6.1 million, respectively, for the services provided to Cantor. For the six months ended June 30, 2016 and 2015, the Company recognized related party revenues of $11.9 million and $12.7 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended June 30, 2016 and 2015, the Company was charged $9.7 million and $10.5 million, respectively, for the services provided by Cantor and its affiliates, of which $6.2 million and $6.4 million, respectively, were to cover compensation to leased employees for the three months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, the Company was charged $22.6 million and $21.4 million, respectively, for the services provided by Cantor and its affiliates, of which $12.9 million and $12.7 million, respectively, were to cover compensation to leased employees for the six months ended June 30, 2016 and 2015. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended June 30, 2016, Cantor’s share of the net loss in Tower Bridge was $0.1 million, and for the three months ended June 30, 2015, Cantor’s share of net profit was $0.3 million. For the six months ended June 30, 2016 and 2015, Cantor’s share of the net profit in Tower Bridge was $0.5 million and $1.0 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Clearing Agreement with Cantor

The Company receives certain clearing services from Cantor pursuant to its clearing agreement. These clearing services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of June 30, 2016 and December 31, 2015, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended June 30, 2016 and 2015, the Company recognized its share of foreign exchange losses of $1.5 million and $25 thousand, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized its share of foreign exchange losses of $1.4 million and foreign exchange gains of $621 thousand, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Company’s Audit Committee. During the three months ended June 30, 2016 and 2015, the Company recorded revenues from Cantor entities of $28 thousand and $140 thousand, respectively, related to commissions paid to the Company by Cantor. During the six months ended June 30, 2016 and 2015, the Company recorded revenues from Cantor entities of $80 thousand and $204 thousand, respectively, related to commissions paid to the Company by Cantor.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2016 and December 31, 2015, the Company did not have any investments in the program.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 17,014,511 shares of Class A common stock owned by them as of June 30, 2016 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short-term borrowing rate then in effect, plus 1%. On October 1, 2015, the Company borrowed $100.0 million under this facility (the “Cantor Loan”). The Company did not have any interest expense related to the Cantor Loan for the three and six months ended June 30, 2016 or 2015. The Cantor Loan was repaid on December 31, 2015. As of June 30, 2016, there were no borrowings outstanding under this facility.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of June 30, 2016 and December 31, 2015, the Company had receivables from Freedom International Brokerage of $4.7 million and $4.1 million, respectively. As of June 30, 2016 and December 31, 2015, the Company had $0.2 million and $0.9 million, respectively, in receivables from Cantor related to open derivative contracts. As of June 30, 2016 and December 31, 2015, the Company had $11 thousand and $0.4 million, respectively, in payables to Cantor related to open derivative contracts. Additionally, as of December 31, 2015, the Company had $4.6 million in payables to Cantor related to fails and equity trades pending settlement. As of June 30, 2016, the Company did not have any payables to Cantor related to fails and pending trades.

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

As of June 30, 2016 and December 31, 2015, the aggregate balance of employee loans, net of reserve, was $247.9 million and $158.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2016 and 2015 was $10.5 million and $11.7 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2016 and 2015 was $21.0 million and $19.8 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. On April 13, 2015, the Company’s 8.75% Convertible Notes, due April 15, 2015, were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, and the shares were issued to Cantor as settlement of the notes. The Company recorded interest expense related to the 8.75% Convertible Notes of $0.5 million and $3.8 million for the three and six months ended June 30, 2015, respectively. See Note 17—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information. On June 15, 2015, the Company filed a resale registration statement on Form S-3 pursuant to which 24,042,599 shares of Class A common stock may be sold from time to time by Cantor or by certain of its pledgees, donees, distributees, counterparties, transferees or other successors in interest of the shares, including banks or other financial institutions which may enter into stock pledge, stock loan or other financing transactions with Cantor or its affiliates, as well as by their respective pledgees, donees, distributees, counterparties, transferees or other successors in interest.

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

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into the November 2014 Sales Agreements with CF&Co, as the Company’s sales agent. During the three months ended June 30, 2016, the Company sold 3.3 million shares under the November 2014 Sales Agreement for aggregate proceeds of $30.3 million, at a weighted-average price of $9.18 per share. For the three months ended June 30, 2016 and 2015, the Company was charged approximately $0.6 million and $0.2 million, respectively, for services provided by CF&Co related to the Company’s November 2014 Sales Agreement. During the six months ended June 30, 2016, the Company sold 3.7 million shares under the November 2014 Sales Agreement for aggregate proceeds of $33.6 million, at a weighted-average price of $9.16 per share. For the six months ended June 30, 2016 and 2015, the Company was charged approximately $0.7 million and $0.5 million, respectively, for services provided by CF&Co related to the Company’s November 2014 Sales Agreement. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

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

On May 7, 2015, GFI retained CF&Co to assist it in the sale of Trayport. During the year ended December 31, 2015, the Company recorded advisory fees of $5.1 million payable to CF&Co in connection with the sale of Trayport. These fees were netted against the gain on sale in “Gain (loss) on divestures and sale of investments” in the Company’s consolidated statements of operations.

On May 27, 2016, the Company issued an aggregate $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). In connection with this issuance of 5.125% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor Fitzgerald Securities, an affiliate of the Company, purchased $15 million of such senior notes.

Under rules adopted by the Commodity Futures Trading Commission (the “CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement. There have been no payments made pursuant to this arrangement.

Transactions with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized the Company to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with the Company’s acquisition and other business strategies in commercial real estate and other businesses. Such services are provided at fees not to exceed the fully-allocated cost of such services, plus 10%. In connection with this agreement, the Company did not recognize any expense for the three and six months ended June 30, 2016 and 2015.

The Company also has a referral agreement in place with CCRE, in which the Company’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement, the Company recognized revenues of $0.9 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively. The Company recognized revenues of $1.8 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. This revenue was recorded as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

Cantor Rights to Purchase Limited Partnership Interests from BGC Holdings

Cantor has the right to purchase limited partnership interests (Cantor units) from BGC Holdings upon redemption of non-exchangeable FPUs redeemed by BGC Holdings upon termination or bankruptcy of the founding/working partner. In addition, pursuant to the Sixth Amendment to the BGC Holdings Limited Partnership Agreement (the “Sixth Amendment”), where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their FPUs and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of new exchangeable limited partnership interests (Cantor units) in BGC Holdings at the price that Cantor would have paid for the FPUs had the Company redeemed them. Any such Cantor units purchased by Cantor are currently exchangeable for up to 34,649,693 shares of Class B common stock or, at Cantor’s election or if there are no such additional shares of Class B common stock, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).

On November 4, 2015, the Company issued exchange rights with respect to, and Cantor purchased, in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act, an aggregate of 1,775,481 exchangeable limited partnership units in BGC Holdings, as follows: In connection with the redemption by BGC Holdings of an aggregate of 588,356 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $2,296,801, Cantor purchased 554,196 exchangeable limited partnership units from BGC Holdings for an aggregate of $2,115,306 (after offset of a founding partner’s $46,289 debt due to Cantor). In addition, pursuant to the Sixth Amendment, on November 4, 2015, Cantor purchased 1,221,285 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $4,457,436 in connection with the grant of exchangeability and exchange of 1,221,285 founding partner units. Exchangeable limited partnership units held by Cantor are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of Class A common stock of the Company.

As of June 30, 2016, there were 844,632 FPUs remaining in which BGC Holdings had the right to redeem or exchange and Cantor had the right to purchase an equivalent number of Cantor units.

Transactions with Executive Officers and Directors

On May 9, 2014, partners of BGC Holdings approved the Tenth Amendment to the Agreement of Limited Partnership of BGC Holdings (the “Tenth Amendment”) effective as of May 9, 2014. In order to facilitate partner compensation and for other corporate purposes, the Tenth Amendment creates a new class of partnership units (“NPSUs”).

NPSUs are not entitled to participate in partnership distributions, will not be allocated any items of profit or loss, may not be made exchangeable into shares of the Company’s Class A common stock and will not be included in the fully diluted share count. Subject to the approval of the Compensation Committee or its designee, N Units may be converted into the underlying unit type (i.e. an NREU will be converted into an REU) and will then participate in partnership distributions, subject to terms and conditions determined by the general partner of BGC Holdings in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations. The Tenth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

On January 1, 2015, (i) 1,000,000 of Mr. Lutnick’s (the Company’s Chief Executive Officer) NPSUs converted into 550,000 PSUs and 450,000 PPSUs, with respect to which Mr. Lutnick was offered the right to exchange 239,739 PSUs and 196,150 PPSUs for shares and cash, which he waived at that time under the Company’s policy, and (ii) 142,857 of Mr. Merkel’s (the Company’s Executive Vice President, General Counsel and Secretary) NPSUs converted into 78,571 PSUs and 64,286 PPSUs, of which 5,607 PSUs and 4,588 PPSUs were made exchangeable and repurchased by the Company at the average price of shares of Class A common stock sold under the Company’s controlled equity offering less 2%, or $91,558.

On January 30, 2015, the Compensation Committee granted 4,000,000 NPSUs to Mr. Lutnick and 1,000,000 NPSUs to Mr. Lynn, the Company’s President. These awards convert 25% per year on January 1 of each year beginning January 1, 2016 such that 1,000,000 of Mr. Lutnick’s NPSUs and 250,000 of Mr. Lynn’s NPSUs may be converted into an equivalent number of non-exchangeable PSUs/PPSUs for Mr. Lutnick and non-exchangeable LPUs/PLPUs for Mr. Lynn on each conversion date, subject to the approval of the Compensation Committee for all such conversions beginning in 2016. The grant of exchange rights with respect to such PSUs/PPSUs and LPUs/PLPUs will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, and any grants of exchangeability shall be subject to the approval of the Compensation Committee. Upon the signing of any agreement that would result in a “Change in Control” (as defined in the Amended and Restated Change in Control Agreement entered into by Mr. Lutnick and the applicable Deed of Adherence entered into by Mr. Lynn), (1) any unvested NPSUs held by Mr. Lutnick or Mr. Lynn shall convert in full and automatically be converted into exchangeable PSUs/PPSUs or LPUs/PLPUs (i.e., such PSUs and LPUs shall be exchangeable for shares of Class A common stock and PPSUs and PLPUs shall be exchangeable for cash), and (2) any non-exchangeable PSUs/PPSUs held by Mr. Lutnick and non-exchangeable LPUs/PLPUs held by Mr. Lynn shall become immediately exchangeable, which exchangeability may be exercised in connection with such “Change in Control,” except that, with respect to (1) and (2), 9.75% of Mr. Lynn’s LPUs/PLPUs shall be deemed to be redeemed for zero in proportion to such exchanges of LPUs/PLPUs in accordance with the customary LPU/PLPU structure.

On January 30, 2015, the Compensation Committee approved the acceleration of the lapse of restrictions on transferability with respect to an aggregate of 598,904 shares of restricted stock held by our executive officers as follows: Mr. Lynn, 455,733 shares; Mr. Merkel, 16,354 shares; Mr. Windeatt (the Company’s Chief Operating Officer), 95,148 shares; and Mr. Sadler (the Company’s former Chief Financial Officer), 31,669 shares. On January 30, 2015, these executives sold these shares to the Company at $7.83 per share. In connection with such sales, an aggregate of 87,140 of LPUs were redeemed for zero as follows: Mr. Lynn, 68,381 units; Mr. Windeatt, 20,684 units; and Mr. Sadler 4,752 units.

On July 27, 2015, the Compensation Committee granted exchange rights with respect to 8,536 PSUs and 6,983 PPSUs that were issued pursuant to converted NPSUs that were awarded to Mr. Merkel in May 2014. On October 29, 2015, the Company repurchased (i) the 8,536 PSUs at a price of $8.34 per share, the closing price of the Class A common stock on the date the Compensation Committee approved the transaction, and (ii) the 6,983 PPSUs at a price of $9.15 per share, the closing price of the Class A common stock on December 31, 2014.

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

On February 24, 2016, the Compensation Committee granted 750,000 non-exchangeable PSUs and 291,667 PPSUs (which may not be made exchangeable) to Mr. Lutnick; 621,429 non-exchangeable LPUs and 241,667 PLPUs (which may not be made exchangeable) to Mr. Lynn; 114,583 non-exchangeable PSUs and 93,750 PPSUs (which may not be made exchangeable) to Mr. Merkel; 105,188 non-exchangeable LPUs and 40,906 non-exchangeable PLPUs (which may not be made exchangeable) to Mr. Windeatt; and 55,688 non-exchangeable LPUs and 21,656 non-exchangeable PLPUs (which may not be made exchangeable) to Mr. Sadler.

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

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of June 30, 2016, the remaining liability associated with this commitment was $38.0 million, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

On February 23, 2016, the Company purchased from the Relief Fund 970,639 shares of the Company’s Class A common stock at a price of $8.72 per share, the closing price on the date of the transaction.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets, such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million, to $16.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended June 30, 2016 and 2015, the Company made $0.8 million and $0.5 million, respectively, in cash contributions to Aqua. During the six months ended June 30, 2016 and 2015, the Company made $1.1 million and $0.7 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company has also entered into a Subordinated Loan Agreement with Aqua, whereby the Company loaned Aqua the principal sum of $980 thousand. The scheduled maturity date on the subordinated loan is September 1, 2017, and the current rate of interest on the loan is three month LIBOR plus 600 basis points. The loan to Aqua is recorded as part of “Receivables from related parties” in the Company’s unaudited condensed consolidated statements of financial condition.

14.	Investments

Equity Method and Similar Investments

(in thousands)	June 30, 2016	December 31, 2015
Equity method investments	$40,723	$32,277
Cost method investments	1,394	1,536

	$42,117	$33,813

The Company recognized gains of $0.5 million and $0.4 million related to its equity method investments for the three months ended June 30, 2016 and 2015, respectively. The Company recognized gains of $1.1 million and losses of $0.6 million related to its equity method investments for the six months ended June 30, 2016 and 2015, respectively. The Company’s share of the gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations. As a result of the GFI acquisition, the Company also had certain investments in brokerage businesses in which the Company had a contractual right to receive a percentage of revenues, less certain direct expenses. The Company accounted for these investments in a manner similar to the equity method of accounting. The sale of KBL (see Note 4–“Divestitures”) in May 2015 included these investments. The Company’s share of gains on these investments was $0.4 million and $1.0 million for three and six months ended June 30, 2015, respectively. The Company’s total share of gains and losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statement of operations.

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of June 30, 2016 and December 31, 2015. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	June 30, 2016		December 31, 2015
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$5,217	$6,197	$3,858	$4,838

[1]	The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. As of June 30, 2016, the Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.

Consolidated VIE

Through the acquisition of GFI, the Company is invested in a limited liability company that is focused on developing a proprietary trading business. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $8.4 million at June 30, 2016, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.1 million at June 30, 2016. The Company’s exposure to economic loss on this VIE is approximately $5.0 million.

Cost Method Investments

As a result of the GFI acquisition, the Company acquired investments for which it did not have the ability to exert significant influence over operating and financial policies. These investments are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other. At June 30, 2016 and December 31, 2015, the carrying value of these cost method investments was $1.4 million and $1.5 million, respectively.

15.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Computer and communications equipment	$145,234	$142,511
Software, including software development costs	143,953	140,416
Leasehold improvements and other fixed assets	154,969	137,736

	444,156	420,663
Less: accumulated depreciation and amortization	(296,138)	(274,790)

Fixed assets, net	$148,018	$145,873

Depreciation expense was $6.7 million and $7.6 million for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense was $13.6 million and $15.5 million for the six months ended June 30, 2016 and 2015, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

The Company has approximately $6.5 million of asset retirement obligations related to certain of its leasehold improvements. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the three months ended June 30, 2016 and 2015, software development costs totaling $7.5 million and $3.9 million, respectively, were capitalized. For the six months ended June 30, 2016 and 2015, software development costs totaling $10.3 million and $7.0 million, respectively, were capitalized. Amortization of software development costs totaled $7.4 million for both the three months ended June 30, 2016 and 2015. Amortization of software development costs totaled $14.6 million and $11.2 million for the six months ended June 30, 2016 and 2015, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $1.4 million and $13.2 million were recorded for the three months ended June 30, 2016 and 2015, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $3.2 million and $17.7 million were recorded for the six months ended June 30, 2016 and 2015, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

16.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2016 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2015	$418,929	$392,837	$811,766
Acquisitions	—	5,733	5,733
Measurement period adjustments	(3,803)	1,853	(1,950)
Cumulative translation adjustment	607	—	607

Balance at June 30, 2016	$415,733	$400,423	$816,156

During the six months ended June 30, 2016, the Company recognized additional goodwill of approximately $5.7 million, which was allocated to the Company’s Real Estate Services segment. See Note 3—“Acquisitions” for more information.

During the six months ended June 30, 2016, the Company recognized measurement period adjustments of approximately $(3.8) million relating to Financial Services, and $1.9 million for Real Estate Services. The Company considers the adjustments insignificant to its consolidated financial statements, and accordingly the Company’s unaudited condensed consolidated statements of financial condition at December 31, 2015 were not retrospectively adjusted.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	June 30, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$9,691	$7,923	$1,768	2.0
Acquired intangibles	174,675	45,053	129,622	14.3
Noncompete agreements	1,790	1,790	—	—
All other	1,885	1,272	613	3.1

Total definite life intangible assets	188,041	56,038	132,003	14.1
Indefinite life intangible assets:
Trade names	90,255	—	90,255	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	91,755	—	91,755	N/A

Total	$279,796	$56,038	$223,758	14.1

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Patents	$8,144	$6,944	$1,200	2.4
Acquired intangibles	177,858	37,996	139,862	13.9
Noncompete agreements	1,790	1,790	—	—
All other	2,127	977	1,150	3.3

Total definite life intangible assets	189,919	47,707	142,212	13.7
Indefinite life intangible assets:
Trade names	90,255	—	90,255	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	91,755	—	91,755	N/A

Total	$281,674	$47,707	$233,967	13.7

Intangible amortization expense was $4.9 million and $8.7 million for the three months ended June 30, 2016 and 2015, respectively. Intangible amortization expense was $10.3 million and $13.6 million for the six months ended June 30, 2016 and 2015, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

The estimated future amortization expense of definite life intangible assets as of June 30, 2016 is as follows (in millions):

2016	$9.3
2017	16.3
2018	12.3
2019	10.9
2020	9.3
2021 and thereafter	73.9

Total	$132.0

17.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
4.50% Convertible Notes	$159,791	$157,332
8.125% Senior Notes	109,209	109,147
5.375% Senior Notes	296,592	296,100
8.375% Senior Notes	251,167	255,300
5.125% Senior Notes	295,834	—
Collateralized borrowings	19,633	22,998

Total	$1,132,226	$840,877

The Company’s Convertible Notes and Senior Notes are recorded at amortized cost. As of June 30, 2016 and December 31, 2015, the carrying amounts and estimated fair values of the Company’s Convertible Notes and Senior Notes were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.50% Convertible Notes	$159,791	$159,800	$157,332	$173,700
8.125% Senior Notes	109,209	121,230	109,147	121,095
5.375% Senior Notes	296,592	314,100	296,100	309,750
8.375% Senior Notes	251,167	258,600	255,300	263,724
5.125% Senior Notes	295,834	301,800	—	—

Total	$1,112,593	$1,155,530	$817,879	$868,269

The fair values of the Senior Notes and 4.50% Convertible Notes were determined using observable market prices as these securities are traded and are considered Level 1 and Level 2, respectively, within the fair value hierarchy, based on whether they are deemed to be actively traded.

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay $150.0 million principal amount of Senior Notes that matured on April 1, 2010. The 8.75% Convertible Notes were senior unsecured obligations and ranked equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bore an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. On April 13, 2015, the Company’s 8.75% Convertible Notes were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, issued to Cantor. The Company recorded interest expense related to the 8.75% Convertible Notes of $0.5 million and $3.8 million for the three and six months ended June 30, 2015, respectively.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes due July 15, 2016. The 4.50% Convertible Notes are general senior unsecured obligations of the Company. The 4.50% Convertible Notes pay interest semiannually at a rate of 4.50% per annum and were priced at par. The 4.50% Convertible Notes will mature on July 15, 2016, unless earlier repurchased, exchanged or converted. The Company recorded interest expense related to the 4.50% Convertible Notes of $3.0 million for both the three months ended June 30, 2016 and 2015. The Company recorded interest expense related to the 4.50% Convertible Notes of $6.1 million and $6.0 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, including stock dividends and stock splits on the Class A common stock and the Company’s payment of a quarterly cash dividend in excess of $0.17 per share of Class A common stock. As of June 30, 2016, the 4.50% Convertible Notes were convertible into approximately 16.3 million shares of Class A common stock.

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

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which were expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, was greater than the strike price of the capped call transactions ($10.83 as of June 30, 2016), subject to adjustment in certain circumstances). The capped call transactions had a cap price equal to $13.54 per share as of June 30, 2016. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis).

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes
	June 30, 2016	December 31, 2015
Principal amount of debt component	$160,000	$160,000
Unamortized discount	(209)	(2,668)
Carrying amount of debt component	159,791	157,332
Equity component	18,972	18,972
Effective interest rate	7.61%	7.61%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016
Conversion price	$9.84	$9.84
Number of shares to be delivered upon conversion	16,260,160	16,260,160
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the three months ended		For the three months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Coupon interest	$1,800	$1,800	$—	$547
Amortization of discount	1,234	1,197	—	—

Total interest expense	$3,034	$2,997	$—	$547

	4.50% Convertible Notes		8.75% Convertible Notes
	For the six months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Coupon interest	$3,600	$3,600	$—	$3,828
Amortization of discount	2,459	2,384	—	—

Total interest expense	$6,059	$5,984	$—	$3,828

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $2.3 million for both the three months ended June 30, 2016 and 2015. The Company recorded interest expense related to the 8.125% Senior Notes of $4.6 million for both the six months ended June 30, 2016 and 2015.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $4.3 million for both the three months ended June 30, 2016 and 2015. The Company recorded interest expense related to the 5.375% Senior Notes of $8.6 million for both the six months ended June 30, 2016 and 2015.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due July 2018. The carrying value of these notes as of June 30, 2016 was $251.2 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares of GFI common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave us the ability to control the timing and process with respect to a full merger. Also on July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of GFI’s 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. In addition, on January 13, 2016, Moody’s further upgraded the credit rating on GFI’s 8.375% Senior Notes, eliminating the penalty interest. The Company recorded interest expense related to the 8.375% Senior Notes of $5.0 million and $6.2 million for the three months ended June 30, 2016 and 2015, respectively. The Company recorded interest expense related to the 8.375% Senior Notes of $10.1 million and $8.3 million for the six months ended June 30, 2016 and 2015, respectively.

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). The 5.125% Senior Notes are general senior unsecured obligations of the Company. These Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense, and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.125% Senior Notes of $1.6 million for the three and six months ended June 30, 2016.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of June 30, 2016, the Company had $19.6 million outstanding related to this secured loan arrangement, which includes $0.2 million of deferred financing costs. The value of the fixed assets pledged as of June 30, 2016 was $7.0 million. The Company recorded interest expense related to this secured loan arrangement of $0.2 million for both the three months ended June 30, 2016 and 2015. The Company recorded interest expense related to this secured loan arrangement of $0.4 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

Credit Agreement

As part of the GFI acquisition, the Company acquired a credit agreement as amended (the “GFI Credit Agreement”) with Bank of America, N.A. and certain other lenders, which provided for maximum revolving loans of up to $75.0 million. The amount outstanding was repaid by the Company on October 2, 2015, prior to the sale of the Company’s Trayport division. For the three and six months ended June 30, 2015, the Company recorded interest expense related to the GFI Credit Agreement of $0.8 million and $1.0 million, respectively.

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

On February 25, 2016, the Company entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of the Company’s domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. The maturity date of the facility is February 25, 2018. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Contemporaneously with the closing of this credit agreement, the $25.0 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. as lender was terminated. As of June 30, 2016, there were no borrowings outstanding under either this $150.0 million facility or the terminated $25.0 million facility. For the three and six months ended June 30, 2016, the Company recorded interest expense related to the credit facility of $0.2 million and $0.3 million, respectively.

18.	Compensation

The Company’s Compensation Committee may grant various equity-based and partnership awards, including restricted stock units, restricted stock, stock options, limited partnership units and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units and FPUs. On June 22, 2016, at our Annual Meeting of Stockholders of the Company, the stockholders approved the Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of Class A common stock of the Company that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. As of June 30, 2016, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 222.3 million shares. Upon vesting of RSUs, issuance of restricted stock or exercise of employee stock options, the Company generally issues new shares of the Company’s Class A common stock.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2015	76,401,775
Granted units	23,176,799
Redeemed/exchanged units	(3,197,260)
Forfeited units	(2,472,802)

Balance at June 30, 2016	93,908,512

During the three months ended June 30, 2016 and 2015, the Company granted exchangeability on 3.5 million and 2.7 million limited partnership units for which the Company incurred non-cash compensation expense, before associated income taxes, of $30.6 million and $25.6 million, respectively. During the six months ended June 30, 2016 and 2015, the Company granted exchangeability on 6.7 million and 7.1 million limited partnership units for which the Company incurred non-cash compensation expense, before associated income taxes, of $58.4 million and $62.2 million, respectively.

As of June 30, 2016 and December 31, 2015, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 8.8 million and 5.4 million, respectively.

As of June 30, 2016 and December 31, 2015, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $99.8 million and $30.4 million, respectively. As of June 30, 2016 and December 31, 2015, the aggregate estimated fair value of these limited partnership units was approximately $17.4 million and $11.3 million, respectively. The number of outstanding limited partnership units with a post-termination pay-out as of June 30, 2016 and December 31, 2015 was approximately 10.8 million and 3.3 million, respectively, of which approximately 7.7 million and 1.6 million were unvested.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of June 30, 2016 and December 31, 2015, the aggregate estimated fair value of these acquisition-related limited partnership units was $25.7 million and $26.2 million, respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense, before associated income taxes, related to these limited partnership units of $4.6 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively. The Company recognized compensation expense, before associated income taxes, related to these limited partnership units of $6.7 million and $7.3 million for the six months ended June 30, 2016 and 2015, respectively. These are included in “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $10.4 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively. The allocation of income to limited partnership units and FPUs was $15.5 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2015	1,622,431	$5.83	1.53
Granted units	661,566	7.98
Delivered units	(705,201)	5.74
Forfeited units	(41,641)	6.66

Balance at June 30, 2016	1,537,155	$6.77	1.94

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

During the six months ended June 30, 2016 and 2015, the Company granted 0.7 million and 0.5 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $5.3 million and $3.9 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the six months ended June 30, 2016 and 2015, the Company withheld shares valued at $1.2 million, to pay taxes due at the time of vesting.

As of June 30, 2016 and December 31, 2015, the aggregate estimated grant date fair value of outstanding RSUs was approximately $10.4 million and $9.5 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $1.2 million for both the three months ended June 30, 2016 and 2015. Compensation expense related to RSUs, before associated income taxes, was approximately $2.8 million and $2.7 million, respectively, for the six months ended June 30, 2016 and 2015. As of June 30, 2016, there was approximately $10.6 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

The Company has granted restricted shares under its Equity Plan. Such restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the six months ended June 30, 2016 and 2015, approximately 16 thousand shares and 27 thousand shares, respectively, were forfeited in connection with this clause. During the six months ended June 30, 2016 and 2015, the Company released the restrictions with respect to approximately 2.2 million and 1.9 million of such shares, respectively.

Deferred Cash Compensation

As part of the acquisition of GFI, the Company now maintains a Deferred Cash Award Program which was adopted by GFI on February 12, 2013, and provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. In addition, prior to the completion of the tender offer, GFI’s outstanding RSUs were converted into the right to receive an amount in cash equal to $6.10 per unit, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU. The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended June 30, 2016 and 2015 was $3.9 million and $8.2 million, respectively. The total compensation expense recognized in relation to the deferred cash compensation awards for the six months ended June 30, 2016 and 2015 was $9.8 million and $11.4 million, respectively. As of June 30, 2016, the total liability for the deferred cash compensation awards was $16.9 million, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. Total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $21.7 million and is expected to be recognized over a weighted-average period of 1.02 years.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	2,079,238	$9.73	1.4	$1,169,664
Granted options	—	—
Exercised options	(250,000)	8.42
Forfeited options	(14,619)	9.53

Balance at June 30, 2016	1,814,619	$9.92	1.0	$—

Options exercisable at June 30, 2016	1,814,619	$9.92	1.0	$—

There were 250 thousand and 30 thousand stock options exercised during the six months ended June 30, 2016 and 2015, respectively. The Company did not grant any stock options during the six months ended June 30, 2016 and 2015.

The Company did not record any compensation expense related to stock options for the three or six months ended June 30, 2016 or 2015, as all of these options had vested in prior years. As of June 30, 2016, all of the compensation expense related to stock options was fully recognized.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of June 30, 2016, the Company was contingently liable for $1.9 million under these letters of credit.

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

Indemnification

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the Directors and Officers of GFI. As of June 30, 2016, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for this indemnification, as the potential for being required to make payments under this indemnification is remote.

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

As of June 30, 2016, the Company had $368.5 million of undistributed foreign pre-tax earnings, which excludes the cash proceeds from the sale of Trayport in the amount of $603.9 million. Except for the cash proceeds from the sale of Trayport, it is the Company’s intention to permanently reinvest these undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. For the cash proceeds which are not permanently reinvested, the accrued tax liability is $135.5 million, net of foreign tax credits. In addition, certain GFI Group net operating loss carryforwards are expected to be utilized to reduce cash taxes. Taking these items together, we therefore expect to pay effective cash taxes of no more than $64 million related to the Trayport transaction.

Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2016, the Company had $1.6 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of December 31, 2015, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $1.6 million, all of which, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of June 30, 2016, the Company had approximately $0.2 million of accrued interest related to uncertain tax positions. As of December 31, 2015, there were $0.2 million of accrued interest and penalties related to uncertain tax positions.

21.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2016, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of June 30, 2016, the European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2016, $546.8 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $283.0 million.

22.	Segment and Geographic Information

Segment Information

The Company’s business segments are determined based on the products and services provided and reflect the manner in which financial information is evaluated by management. The Company’s operations consist of two reportable segments, Financial Services and Real Estate Services.

The Company’s Financial Services segment specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. The Company’s Real Estate Services segment offers commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and real estate finance, consulting, project and development management, and property and facilities management.

The Company evaluates the performance and reviews the results of the segments based on each segment’s “Income (loss) from operations before income taxes.”

The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income as well as gains that are not considered part of the Company’s ordinary, ongoing business, such as the realized gain related to the GFI shares owned by the Company prior to the completion of the tender offer to acquire GFI on February 26, 2015 and the gain related to the disposition of the equity interests in the entities that make up the Trayport business. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units; redemption/exchange of partnership units, issuance of restricted shares and a reserve on compensation-related partnership loans; and allocations of net income to limited partnership units and FPUs), as well as unallocated expenses, such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level.

Certain financial information for the Company’s segments is presented below. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. See Note 16—“Goodwill and Other Intangible Assets, Net,” for goodwill by reportable segment.

Three months ended June 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$120,678	$—	$—	$120,678
Credit	77,330	—	—	77,330
Foreign exchange	76,835	—	—	76,835
Energy and commodities	57,306	—	—	57,306
Equities and other asset classes	45,593	—	—	45,593
Leasing and other services	—	124,555	—	124,555
Real estate capital markets	—	82,739	—	82,739
Real estate management services	—	45,529	—	45,529
Fees from related parties	—	—	4,865	4,865
Data, software and post-trade	12,448	—	—	12,448
Other revenues	100	76	129	305

Total non-interest revenues	390,290	252,899	4,994	648,183
Interest income	640	863	2,274	3,777

Total revenues	390,930	253,762	7,268	651,960

Interest expense	—	—	14,624	14,624
Non-interest expenses	336,678	229,032	51,027	616,737

Total expenses	336,678	229,032	65,651	631,361
Other income (losses), net:
Gains (losses) on equity investments	—	—	500	500
Other income (losses)	(1,326)	—	11,338	10,012

Total other income (losses), net	(1,326)	—	11,838	10,512

Income (loss) from operations before income taxes	$52,926	$24,730	$(46,545)	$31,111

Three months ended June 30, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$126,798	$—	$—	$126,798
Credit	73,814	—	—	73,814
Foreign exchange	85,976	—	—	85,976
Energy and commodities	54,843	—	—	54,843
Equities and other asset classes	50,329	—	—	50,329
Leasing and other services	—	130,221	—	130,221
Real estate capital markets	—	61,178	—	61,178
Real estate management services	—	46,528	—	46,528
Fees from related parties	83	—	6,012	6,095
Data, software and post-trade	27,693	—	—	27,693
Other revenues	1,858	445	192	2,495

Total non-interest revenues	421,394	238,372	6,204	665,970
Interest income	327	325	2,509	3,161

Total revenues	421,721	238,697	8,713	669,131
Interest expense	185	12	18,242	18,439
Non-interest expenses	366,451	211,650	58,360	636,461

Total expenses	366,636	211,662	76,602	654,900
Other income (losses), net:
Gains (losses) on divestiture and sale of investments	—	—	894	894
Gains (losses) on equity investments	—	—	833	833
Other income (losses)	(2,097)	—	3,428	1,331

Total other income (losses), net	(2,097)	—	5,155	3,058

Income (loss) from operations before income taxes	$52,988	$27,035	$(62,734)	$17,289

Six months ended June 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$240,297	$—	$—	$240,297
Credit	162,245	—	—	162,245
Foreign exchange	159,303	—	—	159,303
Energy and commodities	121,704	—	—	121,704
Equities and other asset classes	93,959	—	—	93,959
Leasing and other services	—	230,182	—	230,182
Real estate capital markets	—	144,872	—	144,872
Real estate management services	—	91,587	—	91,587
Fees from related parties	—	—	11,935	11,935
Data, software and post-trade	24,765	—	—	24,765
Other revenues	3,496	76	415	3,987

Total non-interest revenues	805,769	466,717	12,350	1,284,836
Interest income	1,150	1,525	3,485	6,160

Total revenues	806,919	468,242	15,835	1,290,996
Interest expense	—	—	28,082	28,082
Non-interest expenses	678,103	427,606	113,116	1,218,825

Total expenses	678,103	427,606	141,198	1,246,907
Other income (losses), net:
Gains (losses) on equity investments	—	—	1,058	1,058
Other income (losses)	9,646	—	(2,551)	7,095

Total other income (losses), net	9,646	—	(1,493)	8,153

Income (loss) from operations before income taxes	$138,462	$40,636	$(126,856)	$52,242

Six months ended June 30, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$249,549	$—	$—	$249,549
Credit	140,687	—	—	140,687
Foreign exchange	161,608	—	—	161,608
Energy and commodities	84,250	—	—	84,250
Equities and other asset classes	83,412	—	—	83,412
Leasing and other services	—	233,784	—	233,784
Real estate capital markets	—	114,920	—	114,920
Real estate management services	—	87,130	—	87,130
Fees from related parties	108	—	12,593	12,701
Data, software and post-trade	39,220	—	—	39,220
Other revenues	3,517	639	415	4,571

Total non-interest revenues	762,351	436,473	13,008	1,211,832
Interest income	723	613	3,530	4,866

Total revenues	763,074	437,086	16,538	1,216,698
Interest expense	657	12	33,672	34,341
Non-interest expenses	643,433	393,803	126,408	1,163,644

Total expenses	644,090	393,815	160,080	1,197,985
Other income (losses), net:
Gains (losses) on divestiture and sale of investments	—	—	679	679
Gains (losses) on equity investments	—	—	1,636	1,636
Other income (losses)	836	—	31,695	32,531

Total other income (losses), net	836	—	34,010	34,846

Income (loss) from operations before income taxes	$119,820	$43,271	$(109,532)	$53,559

Total assets by reportable segment (in thousands):

Total Assets[1]	Financial Services	Real Estate Services	Total
At June 30, 2016	$4,382,364	$730,020	$5,112,384

At December 31, 2015	$3,296,815	$694,639	$3,991,454

[1]	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three months and six months ended June 30, 2016 and 2015, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
United States	$373,835	$378,145	$728,909	$685,085
United Kingdom	161,444	172,070	325,271	313,774
Asia	52,704	58,689	109,455	107,307
France	25,271	22,697	50,838	43,524
Other Americas	14,756	14,295	29,363	26,729
Other Europe/MEA	23,950	23,235	47,160	40,279

Total revenues	$651,960	$669,131	$1,290,996	$1,216,698

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of June 30, 2016 and December 31, 2015, respectively, is as follows (in thousands):

	June 30,	December 31,
	2016	2015
Long-lived assets:
United States	$1,231,564	$1,145,876
United Kingdom	168,310	164,970
Asia	29,156	28,368
France	6,466	6,964
Other Americas	17,733	16,135
Other Europe/MEA	6,163	6,277

Total long-lived assets	$1,459,392	$1,368,590

23.	Subsequent Events

Second Quarter 2016 Dividend

On July 26, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share for the second quarter of 2016, payable on September 1, 2016 to Class A and Class B common stockholders of record as of August 18, 2016.

4.50% Convertible Notes

On July 13, 2016, certain holders of the 4.50% Convertible Notes converted $68,000 in principal amount of notes, and, upon conversion, the Company delivered 6,909 shares of its Class A common stock to such holders. On July 15, 2016, the Company repaid the remaining approximately $159.9 million principal amount of its 4.50% Convertible Notes that matured on July 15, 2016. The capped call transactions, which the Company had entered into in connection with the offering of the 4.50% Convertible Notes, expired unexercised on July 13, 2016.

Controlled Equity Offering

Since June 30, 2016, the Company has sold, pursuant to the November 2014 Sales Agreement, 680 thousand shares of Class A common stock related to redemptions and exchanges of limited partnership interests.

Acquisition

On July 19, 2016, the Company announced that it has entered into an agreement to acquire the businesses of Sunrise Brokers Group (“Sunrise Brokers”), an independent financial brokerage with a leading reputation in worldwide equity derivatives. Founded in 1991, Sunrise Brokers offers broking services across equity, credit, FX, hybrid and commodity derivative asset classes. The firm covers its markets globally from its offices in London, New York and Hong Kong. The acquisition of Sunrise Brokers will be recorded in the Company’s Financial Services segment. Completion of the transaction is subject to legal and regulatory approvals and certain closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of BGC Partners, Inc.’s financial condition and results of operations should be read together with BGC Partners, Inc.’s unaudited condensed consolidated financial statements and notes to those statements, as well as the risk factors and cautionary statements relating to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included in our Annual Report on Form 10-K for the year ended December 31, 2015, in subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and in this report. When used herein, the terms “BGC Partners,” “BGC,” the “Company,” “we,” “us” and “our” refer to BGC Partners, Inc., including consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2016 and 2015. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage company servicing the financial and real estate markets through our Financial Services and Real Estate Services businesses. Through our brands, including BGC®, GFI® and R.P. MartinTM, among others, our Financial Services business specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, and futures. Our Financial Services business also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our brands including FENICS®, BGC TraderTM, BGC Market Data and Capitalab®, we offer fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to select financial instruments and markets.

We entered into the commercial real estate business in October 2011 with the acquisition of Newmark & Company Real Estate, Inc. (“Newmark”), a leading U.S. commercial real estate brokerage and advisory firm primarily serving corporate and institutional clients. Newmark was founded in 1929 in New York City. In 2000, Newmark embarked upon a national expansion and in 2006 entered into an agreement with London-based Knight Frank to operate jointly in the Americas as “Newmark Knight Frank.” In the second quarter of 2012, we completed the acquisition of substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries, which we refer to as “Grubb & Ellis.” Grubb & Ellis was formed in 1958 and built a full-service national commercial real estate platform of property management, facilities management and brokerage services. Grubb & Ellis was integrated with Newmark Knight Frank to form the resulting brand, Newmark Grubb Knight Frank (“NGKFTM”). NGKF is a full-service commercial real estate platform that comprises our Real Estate Services segment. Under brand names including Newmark Grubb Knight FrankTM, Newmark Cornish & CareyTM, ARA®, Computerized Facility IntegrationTM, Landauer® Valuation & Advisory, and Excess Space Retail Services, Inc®, we offer commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales, and real estate finance, consulting, project and development management, and property and facilities management.

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. We have offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, San Francisco, Santa Clara, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich, and over 50 other offices.

We remain confident in our future growth prospects as we continue to increase the scale and depth of our Financial Services and Real Estate Services platforms and continue to seek market-driven opportunities to expand our business in numerous financial asset classes and other products and services. This was exemplified by our acquisition of GFI Group, Inc. (“GFI”). Beginning in the first quarter of 2015, BGC began consolidating the results of GFI, which continues to operate as a separately branded division of BGC. On January 12, 2016, we completed the merger with GFI by acquiring 100% of GFI’s outstanding shares (see “Acquisition of GFI Group, Inc.”). Over the last twelve months, we also completed the purchase of Steffner Commercial Real Estate (which operates as Newmark Grubb Memphis), Cincinnati Commercial Real Estate (“CCR”), Rudesill-Pera Multifamily and The CRE Group, Inc. (“CRE Group”). By adding these leading companies to our platform, we have greatly broadened the scope and depth of services we can provide to our clients across our consolidated business. We have continued to make key hires around the world and integrate our recent acquisitions onto our global platform. We expect these additions to increase our revenues and earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitable hires.

Acquisition of GFI Group, Inc.

GFI is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes. On February 26, 2015, we successfully completed our tender offer to acquire shares of common stock, par value $0.01 per share, of GFI for $6.10 per share in cash and accepted for purchase 54.3 million shares tendered to us pursuant to the offer. The tendered shares, together with the 17.1 million shares already owned by us, represented approximately 56% of the then-outstanding shares of GFI. We issued payment for the tendered shares on March 4, 2015 in the aggregate amount of $331.1 million. On April 28, 2015, we purchased from GFI approximately 43.0 million new shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bore an interest rate of LIBOR plus 200 basis points. The new shares and the note eliminate in consolidation. Following the issuance of the new shares, we owned approximately 67% of GFI’s outstanding common stock, which gave us control over the timing and process for the completion of a back-end merger (the “Back-End Mergers”) pursuant to the tender offer agreement.

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

We believe the combination of BGC and GFI creates a strong and diversified Financial Services business, well positioned to capture future growth opportunities. Through this combination, we expect to deliver substantial benefits to customers of the combined company, and we expect to become the largest and most profitable wholesale financial brokerage company. We also believe this is a highly complementary combination, which has resulted, and will continue to result, in meaningful economies of scale. While the front-office operations will remain separately branded divisions, the back office, technology, and infrastructure of these two companies are being integrated in a smart and deliberate way. We have achieved our previously stated cost synergies related to GFI and now expect additional reductions in expense.

On July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes; as a consequence of guaranteeing GFI’s debt, we have substantially improved the credit rating of GFI’s bonds and lowered future interest payments. We have also been able to free up capital set aside for regulatory and clearing purposes, allowing us to use our balance sheet more efficiently. As the integration of BGC and GFI continues, we expect to generate increased productivity per broker and to continue converting voice and hybrid broking to more profitable fully electronic trading on our FENICS platform, all of which should lead to increased revenues, profitability and cash flows. In addition, we expect our results to further improve as we invest the net proceeds from the $650 million Trayport sale.

Trayport Transaction

On December 11, 2015, we completed the sale (the “Trayport Transaction”) of all of the equity interests in the entities that make up the Trayport business to Intercontinental Exchange, Inc. (“ICE”). The Trayport business was GFI’s electronic European energy software, trading, and market data business. The Trayport Transaction occurred pursuant to a Stock Purchase Agreement, dated as of November 15, 2015. At the closing, we received 2,527,658 shares of ICE common stock issued with respect to the $650 million purchase price, which was adjusted at closing. Through June 30, 2016, we have sold more than 85% of our shares of ICE common stock. Trayport, prior to its sale, had generated gross revenues of approximately $80 million over the twelve months ended September 30, 2015. BGC expects to pay effective cash taxes of no more than $64 million related to the Trayport sale price, or an expected rate of less than 10%.

Nasdaq Transaction

On June 28, 2013, we completed the sale (the “Nasdaq Transaction”) of certain assets to Nasdaq, Inc. (“Nasdaq,” formerly known as “NASDAQ OMX Group, Inc.”), which purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (“eSpeed”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of Nasdaq is equal to or greater than $25 million. Through June 30, 2016, we have received 2,976,741 shares of Nasdaq common stock in accordance with the agreement. The contingent future issuances of Nasdaq common stock are also subject to acceleration upon the occurrence of certain events.

As a result of the sale of eSpeed, we only sold our on-the-run benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. We continue to offer voice brokerage for on-the-run U.S. Treasuries, as well as across various other products in rates, credit, FX, market data and software solutions. As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, our e-businesses, excluding Trayport and including revenues from inter-company data, software, and post-trade services, have continued to grow their revenues and generated $255.7 million during the most recent trailing twelve-month period ended June 30, 2016, up 62.4% from a year ago. These fully electronic revenues are more than double those of eSpeed, which generated $48.6 million in revenues for the six months ended June 30, 2013 and was sold in the second quarter of 2013 for $1.2 billion (based on the value of Nasdaq stock at the time the deal was announced).

For the purposes of this document and subsequent Securities and Exchange Commission (“SEC”) filings, all of our fully electronic businesses are referred to as “FENICS.” These offerings include Financial Services segment fully electronic brokerage products, as well as offerings in market data and software solutions across both BGC and GFI. FENICS results do not include the results of Trayport, either before or after the completed sale to ICE. Going forward, we expect these businesses to become an even more valuable part of BGC as they continue to grow faster than, and be substantially larger than, eSpeed ever was for us.

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

Another key factor in the growth of the financial intermediary sector during the same timeframe was the increase in the number of new financial products. As market participants and their customers strive to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments have been developed. Most of these new securities and derivatives were not immediately ready for more liquid and standardized electronic markets, and generally increase the need for trading and require broker-assisted execution.

In recent years, our Financial Services businesses have faced more challenging market conditions. While our foreign exchange (“FX”), energy and commodities, and equities and other businesses have operated in a generally improved macro environment in recent periods, our credit and rates businesses have continued to face a challenging macro environment that has been part of a greater industry trend which has been attributed to a number of cyclical factors, including historically low and even negative interest rates across the globe. Additionally, accommodative monetary policies by several major central banks including the Federal Reserve, Bank of England, Bank of Japan and the European Central Bank have resulted in historically low levels of volatility and interest rates across many of the financial markets in which we operate. The global credit markets have also faced structural issues such as increased bank capital requirements under Basel III. Consequently, these factors have contributed to lower trading volumes in our rates and credit asset classes across most geographies in which we operate.

On June 23, 2016, the U.K. held a referendum regarding continued membership in the European Union (the “EU”). The exit from the EU is commonly referred to as the “Brexit.” The Brexit vote passed by 51.9% to 48.1%. The referendum was non-binding. However, the newly installed Prime Minister of the U.K. has indicated that she intends to follow through on the wishes of the voters. If so, negotiations would commence under Article 50 of the Lisbon Treaty to determine the future terms of the U.K.’s relationship with the EU, including the terms of trade, also known as “passporting rights” between the U.K. and the EU. The effects of the Brexit will depend on any agreements the U.K. makes to retain access to EU markets – including for financial services – either during a transitional period or more permanently.

The announcement of the Brexit caused significant volatility in most of the global financial markets in which we broker, and also led to currency exchange rate fluctuations that resulted in significant weakening of the British pound against most major foreign currencies. Although we generate a significant amount of revenue in the U.K., most of it is denominated in other currencies. However, a majority of our U.K. expenses are denominated in pounds. As a result, we expect the decrease in the value of the pound to have a minimal effect on our consolidated earnings.

Since the negotiations for completing the Brexit have not yet commenced, and could take up to two years once initiated, we anticipate higher than average global financial market volatility to occur periodically for the foreseeable future, all else equal. Historically, elevated volatility has often led to increased volumes in the Financial Services markets in which we broker, which could be beneficial for that segment.

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

BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, began operating as Swap Execution Facilities (“SEFs”) on October 2, 2013. Both BGC Derivative Markets and GFI Swaps Exchange received permanent registration approval from the Commodity Future Trading Commission (the “CFTC”) as SEFs on January 22, 2016. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized with implementation periods in 2016 and beyond. We also maintain our ownership stake in ELX, a CFTC-approved designated contract market (“DCM”).

We believe that our relative competitive position is strong in this evolving landscape, and that we will gain market share. This is not only because the new rules require OTC market execution venues to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, but also because recent revisions to the execution methodology rules will allow elements of voice brokerage to flourish. We are a leader in both the breadth and scale of our hybrid and fully electronic trading capabilities, and we expect to outperform our competitors in such an environment.

In recent years, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. In addition to our 2015 acquisition of GFI, Tullett Prebon plc (“Tullett”) and ICAP plc (“ICAP”) announced in November 2015 an agreement whereby Tullett would purchase the vast majority of ICAP’s global hybrid/voice broking and information businesses. Following the completion of their proposed deal, which is subject to further stockholder and other approvals, ICAP expects to change its corporate name to “NEX Group plc” (“NEX”), while Tullett plans to change its name to “TP-ICAP.” We expect to continue to compete with the remaining electronic markets, post-trade and information businesses of NEX through the various offerings on our FENICS platform. We will also continue to compete with TP-ICAP across various voice/hybrid brokerage marketplaces. There has also been significant consolidation among smaller non-public wholesale brokers, including our acquisitions of R.P. Martin, Heat Energy Group, and Remate Lince. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our Financial Services businesses in the future.

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

Overall Market Volumes and Volatility

Volume is driven by a number of items, including the level of issuance for financial instruments, the price volatility of financial instruments, macro-economic conditions, the creation and adoption of new products, the regulatory environment, and the introduction and adoption of new trading technologies. Historically, increased price volatility has typically increased the demand for hedging instruments, including many of the cash and derivative products that we broker.

Rates volumes in particular are influenced by market volumes and volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. The ECB and Bank of Japan have cut key interest rates to below zero, while many other sovereign nations continue to issue bonds at negative yields. According to a recent Fitch report, there is approximately $11.7 trillion of sovereign debt with negative yields as of quarter-end. The U.K.’s recent referendum vote to exit the European Union has driven historically low yields even lower, as a subsequent flight to high quality and deeply liquid asset classes ensued. Rates volumes have been tempered industry-wide by this historic period of exceptionally low interest rates, which has driven many traditional investor classes to other investible asset classes, in search of higher yields.

Also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail the central banks buying government securities or other securities in the open market —   particularly longer-dated instruments — in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its quantitative easing program in the fourth quarter of 2014, the U.S. Federal Reserve still had approximately $3.7 trillion worth of long-dated U.S. Treasury and Federal Agency securities as of June 30, 2016, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Additionally, the U.S. Federal Reserve has continued to roll over its existing positions and it is expected to keep its balance sheet at elevated levels for the foreseeable future. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past few years and have indicated that they may continue to do so until economic conditions allow for a tapering or an unwinding of their quantitative easing programs.

In addition, the G-20 central banks have agreed to implement the Basel III accord. Basel III was drafted with the intention of making banks more stable in the wake of the financial crisis. The accord, which will continue to be phased in over the next few years, will force most large banks in G-20 nations to hold approximately three times as much Tier 1 capital as is required under the previous set of rules. These capital rules make it more expensive for banks to hold non-sovereign debt assets on their balance sheets, and as a result, analysts say that banks have reduced or will reduce their trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has further reduced overall industry volumes in many of the products we broker, particularly in credit.

During the three months ended June 30, 2016, industry volumes were generally mixed to down year-over-year for the OTC and listed products we broker in rates, credit, FX, equities, energy and commodities. For example, volumes were generally up within U.S. equities and in global energy and commodities, while volumes were generally down within U.S. and European interest rate futures, FX, and credit. Below is an expanded discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. While the amount of global sovereign debt outstanding remains high by historical standards, the level of secondary trading and related hedging activity remains muted. For example, according to Bloomberg, the average daily volume of various U.S. Treasuries of greater than 3 years tenor among primary dealers was down 1% to 6% during the second quarter of 2016 as compared with a year earlier. Additionally, interest rate volumes were down by 18% at Eurex, flat for ICE, and up by 3% at the CME Group Inc. (“CME”), all according to Credit Suisse. In comparison, our overall rates revenues were $120.7 million, down by approximately 5% from a year earlier.

Our rates revenues are not totally dependent on market volumes and therefore do not always fluctuate consistently with industry metrics. This is largely because our voice, hybrid, and fully electronic desks in rates often have volume discounts built into their price structure, which results in our rates revenues being less volatile than the overall industry volumes.

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (the “OECD”), which includes almost all of the advanced and developed economies of the world, reported that general government debt as a percentage of GDP will be 72% for the entire OECD in 2017. This would represent a slight increase from 71% in 2015, but up considerably from the 39% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing will continue to negatively impact financial markets, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the current low interest rate environment and continued accommodative monetary policy of many major central banks.

Foreign Exchange Volumes and Volatility

Global FX volumes were generally down during the second quarter of 2016, as the second quarter was impacted by the intervention and support of certain emerging market currencies by their respective central governments as well as concerns over the U.K.’s referendum regarding their potential exit from the European Union. Thus, spot FX at Thomson Reuters was down 9% during the quarter, overall FX volumes were down 13% for EBS, while FX futures at CME were down 7%. In comparison, our overall FX revenues decreased by 11% to $76.8 million, primarily related to the challenging market conditions described above.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. The global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations for the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the second quarter, primary dealer average daily volume for corporate bonds was up by 5% according to Bloomberg, although dealer inventory of such bonds was down 34%. As of July 1, 2016, total gross and notional credit derivatives outstanding as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were down by 75% and 14%, respectively, from a year earlier. In comparison, our overall credit revenues were up 5% to $77.3 million, while our fully electronic credit revenues were up approximately 11%, driven largely by increased trading volumes across primary dealers and organic growth.

Energy and Commodities

Energy and commodities volumes were generally up during the second quarter of 2016, driven by the increased volatility exhibited in global oil and other physical commodity prices. Energy and commodities futures were up by between 10% and 30% at ICE and CME year-over-year during the quarter, according to Credit Suisse. BGC’s energy and commodities revenues were up over 4% to $57.3 million, largely driven by increased trading volumes and organic growth.

Equities and Other Asset Classes

Global equity volumes were generally mixed during the second quarter of 2016. According to Credit Suisse, the average daily volumes of U.S. shares were up 17%, while European shares traded were down 13%. Additionally, equity derivatives were up 6% as compared to the second quarter of 2015. Our overall revenues from equities and other asset classes decreased by 9% to $45.6 million.

Fully Electronic Trading (FENICS) and Hybrid Trading

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

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers that dominate the OTC markets had generally been hesitant in adopting electronically traded products. However, in recent years, hybrid and fully electronic wholesale OTC markets for products, including CDS indices, FX options, non-U.S. sovereign bonds, corporate bonds, and interest rate derivatives, have been created as banks and broker-dealers have become more open to electronically traded products and as firms like BGC have invested in the kinds of technology favored by our customers. Recently enacted and pending regulation in Asia, Europe and the U.S. regarding banking, capital markets, and OTC derivatives has accelerated the adoption of fully electronic trading, and we expect to benefit from the rules and regulation surrounding OTC derivatives. Our understanding is that the rules that have been adopted or are being finalized will continue to allow for trading through a variety of means, including voice, and we believe the net impact of these rules and additional bank capital requirements will encourage the growth of fully electronic trading for a number of products we broker.

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

FENICS revenues, excluding Trayport, increased by 6% to $53.5 million for the quarter, as compared with $50.7 million for the three months ended June 30, 2015. The increase in overall FENICS revenues for the period was primarily due to strong organic growth generated by our data, software and post-trade products. We offer electronically traded products on a significant portion of our Financial Services segment’s hundreds of brokerage desks. The revenues, profits, and growth of these products have been significantly higher than those of eSpeed, which we sold in the second quarter of 2013 for over $1.2 billion. The financial results of FENICS also compare favorably to other highly valuable electronic trading platforms that are either publicly traded or that have recently been sold by other companies. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of FENICS to further improve this segment’s profitability and market share.

Real Estate Services:

Our discussion of financial results for “Newmark Grubb Knight Frank,” “NGKF,” or “Real Estate Services” reflects only those businesses owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the NGKF name in their branding or marketing.

Our Real Estate Services segment continued to show strong growth and generated approximately 39% of our revenues for the three months ended June 30, 2016. Real Estate brokerage revenues were $207.3 million, up over 8% year-over-year, which included growth in real estate capital markets of over 35%, partially offset by declines in leasing and other services revenue of 4%. The growth across our capital markets business was driven by strong double-digit organic growth, while the declines in our leasing and other services business reflected lower market volumes. Our Real Estate management services and other revenues were down by 2%, and overall NGKF revenues improved by over 6%. Although U.S. industry-wide activity across commercial leasing and capital markets was down in the second quarter according to NGKF research, we believe that NGKF continued to gain market share given our general market outperformance.

We continued to invest in the segment by adding dozens of high profile and talented brokers and other revenue-generating professionals. Historically, newly hired commercial real estate brokers tend to achieve dramatically higher productivity in their second year with the Company, although we incur related expenses immediately. This is largely why NGKF’s pre-tax earnings were down for the segment in the quarter. As our newly-hired brokers ramp up their production, we expect NGKF’s revenue and earnings growth to strongly accelerate, thus demonstrating our operating leverage.

Over time, we expect the overall profitability of our Real Estate Services business to increase as we increase its size and scale. However, the pre-tax margins in the segment are also impacted by the mix of revenues generated by NGKF. For example, real estate capital markets, which includes sales, commercial mortgage broking, and other real estate-related financial services, generally has larger transactions that occur with less frequency and more seasonality when compared with leasing advisory. However, real estate capital markets tend to have significantly higher pre-tax margins than NGKF as a whole. Leasing advisory revenues are generally more predictable than revenues from real estate capital markets, while pre-tax earnings margins tend to be more similar to those of the segment as a whole. Property and facilities management, which together are called “real estate management services,” generally have the most predictable and steady revenues, but with pre-tax earnings margins below those for NGKF as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period of time, which provides us with stable and foreseeable sources of revenues.

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

Economic Growth in the U.S.

The U.S. economy expanded by an annualized rate of 1.2% during the second quarter of 2016, which fell short of the 2.6% growth that had been expected, according to a recent Wall Street Journal survey of economists. This growth compares with an increase of 0.8% and 2.6% during the first quarter of 2016 and the second quarter of 2015, respectively. The consensus is for U.S. GDP to expand by 2.0% in 2016 and 2.2% in 2017, according to the same Wall Street Journal survey. This moderate pace of growth should help keep interest rates and inflation low by historical standards.

The Bureau of Labor Statistics reported that employers added a monthly average of 153 thousand net new payroll jobs during the second quarter, as compared to 251 thousand in the prior year period. U.S. employers added 292 thousand jobs in June of 2016, versus the trailing twelve month average of 206 thousand. Despite the return to pre-recession unemployment rates (4.9% as of July 2016), the number of long-term unemployed and the labor force participation rate (the latter of which is near a 38-year low) remain disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended the second quarter at 1.47%, down over 88 basis points from the year-earlier date, and only 8 basis points off its recent all-time low in July 2012. 10-year Treasury yields have remained well below their 50-year average of approximately 6.5%, in large part due to market expectations that the Federal Open Market Committee (“FOMC”) will only moderately raise the federal funds rate over the next few years. Interest rates are also low due to even lower or negative benchmark government interest rates in much of the rest of developed world, which makes U.S. government bonds relatively more attractive.

The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of excess space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and low interest rates helped push vacancy rates down for the office, apartment, retail and industrial markets. Construction activity, though it is ramping up, remains low compared with prior expansion cycles and low relative to demand and absorption, which means that property leasing markets continue to tighten. The exception to this trend is apartments, where construction activity has caught up with demand in some markets and submarkets. Asking rental rates posted moderate gains across all property types during the second quarter of 2016, propelled by demand for Class A assets in the top submarkets, Class B space as renewing tenants realize how much Class A rents have risen, and creative space popular with technology companies. The following trends drove the commercial real estate market during the second quarter of 2016:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate space across all major sectors;

•	Technology, professional and business services and healthcare continued to power demand for office space. Languishing oil prices continued to pose a challenge for Houston and other energy-dependent markets. Sublease space increased during the second quarter, notably in Houston and also San Francisco, due to technology sector layoffs. However, overall sublease inventories remained low by historic standards;

•	E-commerce and supply-chain optimization created tenant and owner-user demand for warehouses and distribution centers;

•	Apartment rents benefited from sustained job growth, and underlying demographic trends towards urban living amongst two key age groups: millennials and baby boomers; and

•	Continued corporate employment, combined with increased leisure travel generated demand for hotel room-nights.

Offsetting these trends, at least in short term, is the uncertainty many global real estate investors have expressed following the recent passing of the referendum calling for the UK to exit the European Union. While the volatility this is expected to generate will help our Financial Services business, it may have caused some real estate capital markets investors to sit on the sidelines for now. In the medium to longer term, we believe that firms focused more on the U.S. market, like NGKF, could benefit if investors shift more of their attention away from Europe to North America.

Market Statistics

The U.S commercial property market continues to display strength, despite slight declines in commercial property prices, as measured by the Commercial Property Price Index, reported by Moody’s Real Capital Analytics (“RCA”). U.S. commercial real estate sales volumes decreased year-over-year for only the second time since 2009, as reported by RCA. U.S. commercial real estate activity and prices were adversely impacted during the quarter primarily related to tightening credit conditions, particularly in CMBS and agency lending, as well as tightening capitalization rates. However, spreads of U.S. commercial real estate capitalization rates over 10-year U.S. Treasuries was 494 basis points on average over the second quarter of 2016, well above the pre-recession low of 165 basis points and the trailing 10-year average spread of 379 basis points. If the U.S. economy continues to expand at the moderate pace envisioned by many economists, we would expect this to fuel the continued expansion of demand for commercial real estate. The spread between local 10-year benchmark government bonds and U.S. cap rates was even wider with respect to major countries including Japan, Canada, Germany, the U.K. and France during the second quarter of 2016. This should continue to make U.S. commercial real estate a relatively attractive investment for non-U.S. investors.

According to CoStar’s Value-Weighted U.S. Composite Index, average prices were up by 9% in June compared to a year earlier. During the quarter, the dollar volume of significant property sales totaled $105.1 billion in the U.S., down by 14.0% from the year ago period according to RCA. In comparison, our real estate capital markets revenue increased by over 35% year-over-year, primarily due to organic growth.

Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. According to Newmark Grubb Knight Frank Research, the combined average vacancy rate for office, industrial, and retail properties ended the second quarter of 2016 at 7.6%, down from 8.1% a year earlier, marking twenty-five consecutive quarters of improving average vacancy rates. Rents for all property types in the U.S. continued to improve modestly. According to NGKF Research, leasing activity during the second quarter of 2016 was down slightly from the year ago period, likely a result of lower corporate earnings in the past several quarters. In comparison, revenues from our leasing and other services business decreased by 4%.

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

As of June 30, 2016, our front-office headcount was down slightly compared to the prior year at 3,812 brokers, salespeople, managers and other front-office personnel. For the quarter ended June 30, 2016, average revenue generated per front-office employee increased by 1.0% from a year ago to approximately $156.0 thousand. The increase in overall company revenue per front-office employee was primarily driven by our Financial Services business, which generated a larger portion of its total revenues from our higher-margin FENICS platform, along with reducing the number of less productive brokers. Average revenue per front-office employee was adversely impacted by recent front-office hires and acquisitions, particularly in our Real Estate Services business. Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second year with the Company.

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

Since 2015, our acquisitions have included GFI, Computerized Facilities Integration (“CFI”), Excess Space, Steffner Commercial Real Estate, CCR, Rudesill-Pera Multifamily, LLC and CRE Group.

On February 26, 2015, we announced the successful completion of our tender offer for the majority of GFI Group, Inc.’s outstanding common shares. GFI is a leading intermediary in the global OTC and Listed markets, offering an array of sophisticated trading technologies and products and generated over $880 million in revenues in 2014, which included revenues from their Trayport and Kyte businesses, which have since been sold. The acquisition of GFI represented the largest acquisition in our history. On January 12, 2016, we completed the merger with GFI by acquiring the remaining shares of GFI. This combination dramatically increases the scale and scope of the Company and the combined company is now the largest interdealer-broker and wholesale financial broker in the industry.

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

On July 1, 2015, we completed the acquisition of Excess Space. Excess Space is a premier consulting and advisory firm dedicated to real estate disposition and lease restructuring for retailers throughout the U.S. and Canada. It advises some of the nation’s leading supermarkets, department stores, banks, drug stores and restaurants. Since its establishment in 1992, Excess Space has generated an estimated $4 billion in cost savings for clients. We are confident that the acquisition of Excess Space will enhance our business, strengthen the services within our global retail platform, and bring value to our clients.

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

On December 28, 2015, we completed the acquisition of CCR, which is headquartered in Cincinnati, Ohio. CCR has a deep and successful track record in office, industrial and retail leasing and investment sales, representing a diversified client base that ranges from top Fortune 500 companies and institutions to privately owned firms. The acquisition bolsters our presence in the Midwest and will help drive growth opportunities for the firm’s existing Midwest operations.

On February 26, 2016, we completed the acquisition of Rudesill-Pera Multifamily, LLC (“Memphis Multifamily”). Memphis Multifamily is a multifamily brokerage firm operating in Memphis and the Mid-South Region.

On June 17, 2016, we completed the acquisition of CRE Group. CRE Group is a San Francisco Bay Area-based real estate services provider focused on project management, construction management and Leadership in Energy and Environmental Design (“LEED”) consulting.

On July 19, 2016, we announced that we have entered into an agreement to acquire the businesses of Sunrise Brokers Group (“Sunrise Brokers”), an independent financial brokerage with a leading reputation in worldwide equity derivatives. Based in London, and with offices in New York and Hong Kong, Sunrise was voted overall “Number One Equity Products Broker of the Year” by Risk Magazine for the past nine years, and the top broker in “Equity Exotic Derivatives” for 13 years running. Sunrise has approximately 135 brokers, generated approximately $90 million in revenues in 2015, and has grown its revenues and profits for each of the last three years.

FINANCIAL HIGHLIGHTS

For the three months ended June 30, 2016, we had income from operations before income taxes of $31.1 million compared to income from operations before income taxes of $17.3 million in the year earlier period. Our results include the results of GFI beginning on February 27, 2015. Total revenues for the quarter ended June 30, 2016 decreased approximately $17.2 million to $652.0 million, primarily due to the December 2015 sale of Trayport, which last year generated $17.8 million of net revenues. Total expenses decreased approximately $23.5 million to $631.4 million, primarily due to a $25.6 million decrease in non-compensation expenses. Our continuing improvement in profitability is a result of the ongoing synergies with GFI, the growth of our Real Estate Services company, Newmark Grubb Knight Frank, and the continuing strength of our high-margin fully electronic FENICS business. We expect our revenues and earnings to grow over time as we continue to invest our $899.1 million of liquidity and to reap the benefits from our recent acquisitions and front-office hires.

While the front-office operations of GFI and BGC will remain separately branded, we have already begun integrating the support functions, technology, and infrastructure of these two companies. We have achieved our previously stated cost synergies related to GFI and now expect additional reductions in expense. We also expect to increase productivity per broker and to continue converting voice and hybrid broking to higher margin fully electronic trading, all of which should lead to increased revenues and profitability. By freeing up capital set aside for regulatory and clearing purposes in connection with the GFI integration, we will also be able to use our balance sheet more efficiently.

Our Real Estate Services business once again had a very strong quarter, as the NGKF total revenues increased by approximately 6.3%. This improvement was led by an almost entirely organic 35.2% increase in revenues from high-margin real estate capital markets brokerage. We believe that we gained significant market share in capital markets, as we easily outpaced relevant industry metrics. During the quarter, NGKF acquired the CRE Group, a real estate services provider focused on project management, construction management, as well as LEED consulting. We expect this addition to bolster our existing national program management platform as part of the Global Corporate Services business. NGKF’s revenues have grown at a compounded annual rate of over 31% from the second quarter of 2014 through the second quarter of 2016. Given our strong momentum, we continue to expect NGKF’s top-line growth to dramatically outperform that of the overall industry for the full year 2016.

We believe that BGC’s assets and businesses are independently worth significantly more than what is reflected in our current stock price. Based on recent equity market and M&A multiples, we think that the market is undervaluing both NGKF and FENICS. We also believe that the market has yet to properly value the more than $840 million in additional Nasdaq stock (based on the July 27, 2016 closing price) we anticipate receiving over time, which is not reflected on our balance sheet. Although no decisions have been made, we are considering a number of options designed to unlock substantial amounts of shareholder value. We also expect our earnings to continue to grow as we increase the profitability of GFI, add revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units of BGC, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$498,588	76.5%	$487,810	72.9%	$973,675	75.4%	$903,093	74.2%
Principal transactions	86,448	13.2	95,349	14.3	178,887	13.9	165,117	13.6

Total brokerage revenues	585,036	89.7	583,159	87.2	1,152,562	89.3	1,068,210	87.8
Real estate management services	45,529	7.0	46,528	7.0	91,587	7.1	87,130	7.2
Fees from related parties	4,865	0.7	6,095	0.9	11,935	0.9	12,701	1.0
Data, software and post-trade	12,448	1.9	27,693	4.1	24,765	1.9	39,220	3.2
Interest income	3,777	0.6	3,161	0.5	6,160	0.5	4,866	0.4
Other revenues	305	0.1	2,495	0.3	3,987	0.3	4,571	0.4

Total revenues	651,960	100.0	669,131	100.0	1,290,996	100.0	1,216,698	100.0
Expenses:
Compensation and employee benefits	418,621	64.2	431,287	64.5	827,804	64.1	777,871	63.9
Allocation of net income and grant of exchangeability to limited partnership units and FPUs	40,975	6.3	26,200	3.9	73,899	5.7	63,254	5.2

Total compensation and employee benefits	459,596	70.5	457,487	68.4	901,703	69.8	841,125	69.1
Occupancy and equipment	49,511	7.6	63,108	9.4	99,513	7.7	106,073	8.7
Fees to related parties	3,534	0.5	4,121	0.6	9,743	0.8	8,688	0.7
Professional and consulting fees	14,201	2.2	15,220	2.3	29,611	2.3	38,501	3.2
Communications	30,600	4.7	32,110	4.8	61,508	4.8	57,047	4.7
Selling and promotion	25,514	3.9	26,763	4.0	51,112	4.0	47,239	3.9
Commissions and floor brokerage	10,097	1.5	10,473	1.6	19,140	1.5	16,751	1.4
Interest expense	14,624	2.2	18,439	2.8	28,082	2.2	34,341	2.8
Other expenses	23,684	3.7	27,179	4.0	46,495	3.5	48,220	4.0

Total expenses	631,361	96.8	654,900	97.9	1,246,907	96.6	1,197,985	98.5

Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	0.0	894	0.2	—	0.0	679	0.1
Gains (losses) on equity method investments	500	0.1	833	0.1	1,058	0.1	1,636	0.1
Other income (loss)	10,012	1.5	1,331	0.2	7,095	0.5	32,531	2.7

Total other income (losses), net	10,512	1.6	3,058	0.5	8,153	0.6	34,846	2.9

Income from operations before income taxes	31,111	4.8	17,289	2.6	52,242	4.0	53,559	4.4
Provision for income taxes	10,548	1.6	2,272	0.4	15,388	1.1	12,318	1.0

Consolidated net income	20,563	3.2	15,017	2.2	36,854	2.9	41,241	3.4
Less: Net income attributable to noncontrolling interest in subsidiaries	4,838	0.8	5,670	0.8	7,470	0.6	17,839	1.5

Net income available to common stockholders	$15,725	2.4%	$9,347	1.4%	$29,384	2.3%	$23,402	1.9%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

Brokerage Revenues

Total brokerage revenues increased by $1.9 million, or 0.3%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Commission revenues increased by $10.8 million, or 2.2%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Principal transactions revenues decreased by $8.9 million, or 9.3%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

The increase in brokerage revenues was primarily driven by the ongoing success of NGKF, led by an almost entirely organic 35.2% increase in revenue from high-margin real estate capital markets brokerage, partially offset by decreases in brokerage revenues from rates, foreign exchange and equities and other asset classes.

The decrease in rates revenues of $6.1 million was primarily due to industry-wide declines in wholesale market activity across certain cash and derivative markets.

Our fully electronic credit revenues increased by $1.8 million as compared to the three months ended June 30, 2015, and our overall credit revenues increased by 4.8% to $77.3 million in the three months ended June 30, 2016. This increase was mainly due to expansion of the business into new sectors.

Our FX revenues decreased by 10.6% to $76.8 million for the three months ended June 30, 2016. This decrease was primarily driven by lower volumes, particularly in the U.S. and Europe.

Our brokerage revenues from energy and commodities increased $2.5 million, or 4.5%, to $57.3 million for the three months ended June 30, 2016. This increase was primarily driven by higher market volatility, particularly on the coal desk.

Our brokerage revenues from equities and other asset classes decreased $4.7 million, or 9.4%, to $45.6 million for the three months ended June 30, 2016. This decrease was primarily driven by lower volumes, particularly in the U.S.

Total Real Estate brokerage revenues increased by $15.9 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This increase was primarily driven by organic growth as well as the additions of CFI, Excess Space and ARA.

Leasing and other services revenues decreased by $5.7 million, or 4.4%, to $124.6 million for the three months ended June 30, 2016 as compared to the prior year period. This decrease was primarily driven by lower volumes. According to NGKF Research, leasing activity during the second quarter of 2016 was down slightly from the year ago period, likely as a result of a downturn in the market.

Real estate capital markets revenues increased by $21.6 million, or 35.2%, to $82.7 million for the three months ended June 30, 2016 as compared to the prior year period. This increase was primarily driven by increases in market share due to acquisitions, organic growth as well as new hires.

Real Estate Management Services

Real estate management services revenue decreased $1.0 million to $45.5 million for the three months ended June 30, 2016.

Fees from Related Parties

Fees from related parties decreased by $1.2 million, or 20.2%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Data, Software and Post-Trade

Data, software and post-trade revenues decreased by $15.2 million, or 55.1%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease was primarily driven by the sale of Trayport.

Interest Income

Interest income increased by $0.6 million to $3.8 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Other Revenues

Other revenues decreased by $2.2 million to $0.3 million, or 87.8%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease was primarily due to a settlement received which was recorded in the three months ended June 30, 2015.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $12.7 million, or 2.9%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The main drivers of this decrease were cost savings associated with the GFI synergies and lower levels of brokerage revenues within our Financial Services segment.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

The Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $14.8 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This increase was primarily driven by an increase in charges related to grants of exchangeability and allocations of net income to limited partnership units during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Occupancy and Equipment

Occupancy and equipment expense decreased $13.6 million to $49.5 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This decrease was primarily driven by fixed-asset impairment charges that had been recognized in the three months ended June 30, 2015.

Fees to Related Parties

Fees to related parties decreased by $0.6 million, or 14.2%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $1.0 million, or 6.7%, to $14.2 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Communications

Communications expense decreased by $1.5 million, or 4.7%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense decreased by $1.2 million, or 4.7%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $0.4 million, or 3.6%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Interest Expense

Interest expense decreased by $3.8 million, or 20.7%, to $14.6 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease was primarily driven by lower interest rates on the 8.375% Senior Notes due to the improved credit rating following the BGC Guarantee.

Other Expenses

Other expenses decreased by $3.5 million, or 12.9%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily related to decreases in amortization expense on intangibles assets.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had no gain or loss on divestiture in the three months ended June 30, 2016. For the three months ended June 30, 2015, there was a gain on divestiture of $894 thousand primarily related to the sale of KBL, which was completed in May 2015.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments decreased by $0.3 million, to a gain of $0.5 million, for the three months ended June 30, 2016 as compared to a gain of $0.8 million for the three months ended June 30, 2015. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but do not control.

Other Income (Loss)

Other income (loss) increased $8.7 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Other income (loss) for the three months ended June 30, 2016 was primarily related to the realized and unrealized gains on ICE shares.

Provision for Income Taxes

Provision for income taxes increased $8.3 million to $10.5 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This increase was primarily driven by an increase in pretax earnings as well as the change in the geographic mix of earnings for the period. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $0.8 million, to $4.8 million, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The results of operations of GFI and the Company’s other acquisitions have been included in the Company’s unaudited condensed consolidated financial statements subsequent to their respective dates of acquisition. GFI was acquired on February 26, 2015, and accordingly several of the revenue and expense items below were impacted because of the inclusion of the operations of GFI for the entire six months ended June 30, 2016 compared to only four months of operations during the six months ended June 30, 2015.

Revenues

Brokerage Revenues

Total brokerage revenues increased by $84.4 million, or 7.9%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Commission revenues increased by $70.6 million, or 7.8%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Principal transactions revenues increased by $13.8 million, or 8.3%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

The increase in brokerage revenues was primarily driven by the addition of GFI, the ongoing success of NGKF, led by an almost entirely organic 26.1% increase in revenue from high-margin real estate capital markets brokerage, and by the strong growth of our high margin FENICS fully electronic business.

The decrease in rates revenues of $9.3 million was primarily due to industry-wide declines in wholesale market activity across certain cash and derivatives markets.

Our fully electronic credit revenues increased by $10.9 million as compared to the six months ended June 30, 2015, and our overall credit revenues increased by 15.3% to $162.2 million in the six months ended June 30, 2016. This increase was mainly due to our acquisition of GFI.

Our FX revenues decreased by 1.4% to $159.3 million for the six months ended June 30, 2016. This decrease was primarily driven by lower volumes, particularly in the U.S. and Europe.

Our brokerage revenues from energy and commodities increased $37.5 million, or 44.5%, to $121.7 million for the six months ended June 30, 2016. This increase was primarily driven by our acquisition of GFI.

Our brokerage revenues from equities and other asset classes increased $10.5 million, or 12.6%, to $94.0 million for the six months ended June 30, 2016. This increase was primarily driven by our acquisition of GFI.

Total Real Estate brokerage revenues increased by $26.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This increase was primarily driven by organic growth new hires and the additions of CFI, Excess Space and ARA.

Leasing and other services revenues decreased by $3.6 million, or 1.5%, to $230.2 million for the six months ended June 30, 2016 as compared to the prior year period. This decrease was primarily driven by lower volumes.

Real estate capital markets revenues increased by $30.0 million, or 26.1%, to $144.9 million for the six months ended June 30, 2016 as compared to the prior year period. This increase was primarily driven by increases in market share due to acquisitions, organic growth as well as new hires.

Real Estate Management Services

Real estate management services revenue increased $4.5 million for the six months ended June 30, 2016. This increase was primarily driven by our acquisition of CFI and organic growth.

Fees from Related Parties

Fees from related parties decreased by $0.8 million, or 6.0%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Data, Software and Post-Trade

Data, software and post-trade revenues decreased by $14.5 million, or 36.9%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease was primarily driven by the sale of Trayport in December 2015.

Interest Income

Interest income increased by $1.3 million, or 26.6%, to $6.2 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Other Revenues

Other revenues decreased by $0.6 million to $4.0 million, or 12.8%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease was primarily due to a settlement received and recorded in the six months ended June 30, 2015.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $49.9 million, or 6.4%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The main driver of this increase was the increased level of brokerage revenues particularly related to the GFI acquisition and investments in our Real Estate Services business.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

The Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $10.6 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Occupancy and Equipment

Occupancy and equipment expense decreased $6.6 million to $99.5 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This decrease was primarily driven by fixed-asset impairment charges that had been recognized in the six months ended June 30, 2015.

Fees to Related Parties

Fees to related parties increased by $1.1 million, or 12.1%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $8.9 million, or 23.1%, to $29.6 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The higher expense in the six months ended June 30, 2015 was due to professional fees incurred related to the GFI acquisition.

Communications

Communications expense increased by $4.5 million, or 7.8%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This increase was primarily driven by the acquisition of GFI. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $3.9 million, or 8.2%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily due to the acquisition of GFI. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $2.4 million, or 14.3%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to the acquisition of GFI.

Interest Expense

Interest expense decreased by $6.3 million, or 18.2%, to $28.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease was primarily driven by the maturity of the 8.75% Convertible Senior Notes on April 15, 2015 and lower interest rates on the 8.375% Senior Notes due to the improved rating from rating agencies.

Other Expenses

Other expenses decreased by $1.7 million, or 3.6%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily related to decreases in amortization expense on intangible assets.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had no gain or loss on divestiture in the six months ended June 30, 2016. For the six months ended June 30, 2015, there was a gain on divestiture of $679 thousand primarily related to our sale of KBL, which was completed in May 2015, and KGL, which was completed in March 2015.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments decreased by $0.5 million, to a gain of $1.1 million, for the six months ended June 30, 2016 as compared to a gain of $1.6 million for the six months ended June 30, 2015. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but do not control.

Other Income (Loss)

Other income (loss) decreased $25.4 million, or 78.2%, to $7.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Other income (loss) for the six months ended June 30, 2015 was primarily related to a $29.0 million gain with respect to appreciation on the 17.1 million shares of GFI common stock held by the Company prior to the successful completion of our tender offer in 2015.

Provision for Income Taxes

Provision for income taxes increased $3.1 million to $15.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This increase was primarily driven by the change in the geographic mix of earnings for the period. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries decreased by $10.4 million, to $7.5 million, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This decrease was due to the decrease in allocation of net income to Cantor units in the six months ended June 30, 2016. Also contributing to this decrease was the decrease in allocation of GFI income to noncontrolling interests due to the closing of the Back-End Mergers on January 12, 2016.

Business Segment Financial Results

The business segments are determined based on the products and services provided and reflect the manner in which financial information is evaluated by management. We evaluate the performance and review the results of the segments based on each segment’s “Income (loss) from operations before income taxes.”

Certain financial information for our segments is presented below. The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income as well as gains that are not considered part of the Company’s ordinary, ongoing business, such as the realized gain related to the GFI shares owned by the Company prior to the completion of the tender offer to acquire GFI on February 26, 2015 and the gain related to the disposition of the equity interests in the entities that make up the Trayport business. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units, redemption/exchange of partnership units, issuance of restricted shares and allocations of net income to founding/working partner units and limited partnership units), as well as unallocated expenses, such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level.

Three months ended June 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$390,930	$253,762	$7,268	$651,960
Total expenses	336,678	229,032	65,651	631,361
Total other income (losses), net	(1,326)	—	11,838	10,512

Income (loss) from operations before income taxes	$52,926	$24,730	$(46,545)	$31,111

Three months ended June 30, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$421,721	$238,697	$8,713	$669,131
Total expenses	366,636	211,662	76,602	654,900
Total other income (losses), net	(2,097)	—	5,155	3,058

Income (loss) from operations before income taxes	$52,988	$27,035	$(62,734)	$17,289

Segment Results for the Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

•	Revenues for Financial Services decreased approximately $30.8 million, or 7.3%, to $390.9 million for the three months ended June 30, 2016 from $421.7 million for the three months ended June 30, 2015. The decrease in revenues for our Financial Services segment was primarily due to a decrease in data, software and post-trade due to the sale of Trayport as well as a decrease in brokerage revenues in foreign exchange, rates and equities and other asset classes, partially offset by increases in credit and energy and commodities.

•	Revenues for Real Estate Services increased approximately $15.1 million, or 6.3%, to $253.8 million for the three months ended June 30, 2016 from $238.7 million for the three months ended June 30, 2015, led by an almost entirely organic 35.2% increase in revenue from high margin real estate capital markets brokerage. The increase in revenues for our Real Estate Services segment was primarily due to organic growth, new hires and the additions of CFI, Excess Space and ARA.

Expenses

•	Total expenses for Financial Services decreased approximately $30.0 million, or 8.2%, to $336.7 million for the three months ended June 30, 2016 from $366.6 million for the three months ended June 30, 2015. The decrease in expenses for our Financial Services segment was primarily due to cost savings related to GFI synergies as well as lower compensation expense resulting from lower brokerage revenues.

•	Total expenses for Real Estate Services increased approximately $17.4 million, or 8.2%, to $229.0 million for the three months ended June 30, 2016 from $211.7 million for the three months ended June 30, 2015. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with acquisitions and new hires.

•	Total expenses for the Corporate Items category decreased approximately $11.0 million to $65.7 million for the three months ended June 30, 2016 from $76.6 million for the three months ended June 30, 2015.

Other income (losses), net

•	Other income (losses), net, for Financial Services decreased approximately $0.8 million, or 36.8%, to a loss of $1.3 million for the three months ended June 30, 2016 from a loss of $2.1 million for the three months ended June 30, 2015. The decrease in other income (losses), net, for our Financial Services segment was primarily due to the mark-to-market movements and/or hedging on the Nasdaq earn-out shares.

•	Other income (losses), net, for the Corporate Items category increased approximately $6.7 million to a gain of $11.8 million for the three months ended June 30, 2016 from a gain of $5.2 million for the three months ended June 30, 2015, primarily due to realized and unrealized gains on ICE shares.

Income (loss) from operations before income taxes

•	Income from operations before income taxes for Financial Services was relatively flat for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

•	Income from operations before income taxes for Real Estate Services decreased $2.3 million, or 8.5%, to $24.7 million for the three months ended June 30, 2016 from $27.0 million for the three months ended June 30, 2015, largely due to costs associated with investments in the business.

Six months ended June 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$806,919	$468,242	$15,835	$1,290,996
Total expenses	678,103	427,606	141,198	1,246,907
Total other income (losses), net	9,646	—	(1,493)	8,153

Income (loss) from operations before income taxes	$138,462	$40,636	$(126,856)	$52,242

Six months ended June 30, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$763,074	$437,086	$16,538	$1,216,698
Total expenses	644,090	393,815	160,080	1,197,985
Total other income (losses), net	836	—	34,010	34,846

Income (loss) from operations before income taxes	$119,820	$43,271	$(109,532)	$53,559

Segment Results for the Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

•	Revenues for Financial Services increased approximately $43.8 million, or 5.7%, to $806.9 million for the six months ended June 30, 2016 from $763.1 million for the six months ended June 30, 2015. The increase in revenues for our Financial Services segment was primarily due to an increase in brokerage revenues in energy and commodities, credit, and equities and other asset classes, primarily driven by the acquisitions of GFI and R.P. Martin, as well as by our high margin fully electronic FENICS business.

•	Revenues for Real Estate Services increased approximately $31.2 million, or 7.1%, to $468.2 million for the six months ended June 30, 2016 from $437.1 million for the six months ended June 30, 2015. The increase in revenues for our Real Estate Services segment was primarily due to organic growth, new hires and the additions of CFI, Excess Space and ARA.

Expenses

•	Total expenses for Financial Services increased approximately $34.0 million, or 5.3%, to $678.1 million for the six months ended June 30, 2016 from $644.1 million for the six months ended June 30, 2015. The increase in expenses for our Financial Services Segment was primarily due to the acquisitions of GFI and R.P. Martin.

•	Total expenses for Real Estate Services increased approximately $33.8 million, or 8.6%, to $427.6 million for the six months ended June 30, 2016 from $393.8 million for the six months ended June 30, 2015. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with new hires and acquisitions.

•	Total expenses for the Corporate Items category decreased approximately $18.9 million to $141.2 million for the six months ended June 30, 2016 from $160.1 million for the six months ended June 30, 2015.

Other income (losses), net

•	Other income (losses), net, for Financial Services increased approximately $8.8 million to a gain of $9.6 million for the six months ended June 30, 2016 from a gain of $0.8 million for the six months ended June 30, 2015. The increase in other income (losses), net, for our Financial Services segment was primarily due to the mark-to-market movements and/or hedging on the Nasdaq earn-out shares.

•	Other income (losses), net, for the Corporate Items category decreased approximately $35.5 million to a loss of $1.5 million for the six months ended June 30, 2016 from a gain of $34.0 million for the six months ended June 30, 2015. The decrease in other income (losses), net, for the Corporate Items category was primarily due to a $29.0 million gain during the six months ended June 30, 2015 with respect to appreciation on 17.1 million shares of GFI common stock held by the Company prior to the successful completion of our tender offer.

Income (loss) from operations before income taxes

•	Income from operations before income taxes for Financial Services increased approximately $18.6 million, or 15.6%, to $138.5 million for the six months ended June 30, 2016 from $119.8 million for the six months ended June 30, 2015. The increase in income from operations before income taxes for our Financial Services segment was primarily due to our acquisition of GFI and associated synergies as well as growth in FENICS.

•	Income from operations before income taxes for Real Estate Services decreased $2.6 million, or 6.1%, to $40.6 million for the six months ended June 30, 2016 from $43.3 million for the six months ended June 30, 2015 primarily due to investments in the business.

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

	June 30, 2016	March 31, 2016	December 31, 2015[3]	September 30, 2015[1]	June 30, 2015	March 31, 2015[2]	December 31, 2014	September 30, 2014[1]
Revenues:
Commissions	$498,588	$475,087	$507,503	$521,264	$487,810	$415,283	$381,182	$331,466
Principal transactions	86,448	92,439	74,184	73,841	95,349	69,768	50,366	51,327
Real estate management services	45,529	46,058	51,121	48,867	46,528	40,602	43,929	40,452
Fees from related parties	4,865	7,070	6,038	6,609	6,095	6,606	6,631	6,749
Data, software and post-trade	12,448	12,317	29,025	29,124	27,693	11,527	2,578	2,369
Interest income	3,777	2,383	4,390	1,387	3,161	1,705	1,673	1,642
Other revenues	305	3,682	1,183	4,203	2,495	2,076	2,924	2,211

Total revenues	651,960	639,036	673,444	685,295	669,131	547,567	489,283	436,216
Expenses:
Compensation and employee benefits	418,621	409,183	478,032	435,932	431,287	346,584	310,816	270,642
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	40,975	32,924	145,718	50,667	26,200	37,054	30,392	52,516

Total compensation and employee benefits	459,596	442,107	623,750	486,599	457,487	383,638	341,208	323,158
Occupancy and equipment	49,511	50,002	54,344	51,300	63,108	42,965	35,238	35,575
Fees to related parties	3,534	6,209	4,479	4,876	4,121	4,567	5,516	2,681
Professional and consulting fees	14,201	15,410	12,187	15,201	15,220	23,281	20,013	10,565
Communications	30,600	30,908	30,631	31,503	32,110	24,937	20,636	20,087
Selling and promotion	25,514	25,598	26,592	23,370	26,763	20,476	18,727	16,730
Commissions and floor brokerage	10,097	9,043	9,478	8,865	10,473	6,278	4,762	4,806
Interest expense	14,624	13,458	18,074	16,944	18,439	15,902	10,183	9,197
Other expenses	23,684	22,811	63,021	26,802	27,179	21,041	93,959	26,732

Total expenses	631,361	615,546	842,556	665,460	654,900	543,085	550,242	449,531
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	390,951	2,717	894	(215)	—	—
Gains (losses) on equity method investments	500	558	(815)	1,042	833	803	(2,418)	(2,640)
Other income (loss)	10,012	(2,917)	30,909	59,728	1,331	31,200	4,091	45,892

Total other income (losses), net	10,512	(2,359)	421,045	63,487	3,058	31,788	1,673	43,252

Income (loss) from operations before income taxes	31,111	21,131	251,933	83,322	17,289	36,270	(59,286)	29,937
Provision (benefit) for income taxes	10,548	4,840	79,441	28,737	2,272	10,046	(22,501)	18,808

Consolidated net income (loss)	20,563	16,291	172,492	54,585	15,017	26,224	(36,785)	11,129
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	4,838	2,632	107,477	16,214	5,670	12,169	(18,100)	3,918

Net income (loss) available to common stockholders	$15,725	$13,659	$65,015	$38,371	$9,347	$14,055	$(18,685)	$7,211

[1]	Amounts include the gains related to the earn-out associated with the Nasdaq Transaction recorded in Other income (losses).
[2]	Amounts include the recognition of the cumulative realized gain of $29.0 million on the 17.1 million shares of GFI common stock owned by us prior to the tender offer.
[3]	Amounts include gains related to the Company’s sale of all of the equity interests in the entities that made up the Trayport business to ICE on December 11, 2015.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Brokerage revenue by product:
Rates	$120,678	$119,619	$108,060	$113,630	$126,798	$122,751	$91,797	$95,173
Credit	77,330	84,915	63,399	67,515	73,814	66,873	46,649	51,046
Foreign exchange	76,835	82,468	75,167	87,999	85,976	75,632	59,457	58,544
Energy and commodities	57,306	64,398	57,061	54,879	54,843	29,407	15,785	13,795
Equities and other asset classes	45,593	48,366	42,594	46,314	50,329	33,083	28,033	28,187
Leasing and other services	124,555	105,627	162,263	143,680	130,221	103,563	135,725	107,471
Real estate capital markets	82,739	62,133	73,143	81,088	61,178	53,742	54,102	28,577

Total brokerage revenues	$585,036	$567,526	$581,687	$595,105	$583,159	$485,051	$431,548	$382,793

Brokerage revenue by product (percentage):
Rates	20.6%	21.1%	18.6%	19.1%	21.7%	25.3%	21.3%	24.9%
Credit	13.2	15.0	10.9	11.4	12.7	13.8	10.8	13.3
Foreign exchange	13.1	14.5	12.9	14.8	14.7	15.6	13.8	15.3
Energy and commodities	9.8	11.3	9.8	9.2	9.4	6.1	3.7	3.6
Equities and other asset classes	7.9	8.5	7.3	7.8	8.7	6.8	6.4	7.4
Leasing and other services	21.3	18.6	27.9	24.1	22.3	21.3	31.5	28.0
Real estate capital markets	14.1	11.0	12.6	13.6	10.5	11.1	12.5	7.5

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by type:
Real Estate	$207,294	$167,760	$235,406	$224,768	$191,399	$157,305	$189,827	$136,048
Financial Services voice/hybrid	336,658	357,071	312,076	332,430	350,944	292,377	216,413	224,062
Financial Services fully electronic	41,084	42,695	34,205	37,907	40,816	35,369	25,308	22,683

Total brokerage revenues	$585,036	$567,526	$581,687	$595,105	$583,159	$485,051	$431,548	$382,793

Brokerage revenue by type (percentage):
Real Estate	35.4%	29.6%	40.5%	37.8%	32.8%	32.4%	44.0%	35.5%
Financial Services voice/hybrid	57.5	62.9	53.6	55.8	60.2	60.3	50.1	58.6
Financial Services fully electronic	7.1	7.5	5.9	6.4	7.0	7.3	5.9	5.9

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, securities owned, marketable securities, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at June 30, 2016 were $5.1 billion, an increase of 28.1% as compared to December 31, 2015. The increase in total assets was driven primarily by increases in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, as well as increases in securities owned, partially offset by decreases in marketable securities. We maintain a significant portion of our assets in cash and marketable securities, with our liquidity (which we define as cash and cash equivalents, marketable securities and securities owned) at June 30, 2016 of $899.1 million. See “Liquidity Analysis” below for a further discussion of our liquidity.

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short-term borrowing rate then in effect, plus 1%. There were no borrowings outstanding under the facility as of June 30, 2016.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of June 30, 2016, we had no reverse repurchase agreements outstanding with Cantor or anyone else.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2016, we had no investments in the program.

Funding

Our funding base consists of longer-term capital (equity and notes payable), shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances significantly exceed our unsecured letters of credit and our unsecured bank borrowings. We believe that cash in and available to our largest regulated entities, inclusive of financing provided by clearing banks, is adequate for potential cash demands of normal operations such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends issued pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support operations;

•	support continued growth in our businesses;

•	effect acquisitions, strategic alliances and joint ventures;

•	develop new or enhanced products, services and markets; and

•	respond to competitive pressures.

Acquisitions and financial reporting obligations related thereto may impact our ability to access capital markets on a timely basis and may necessitate greater short-term borrowings in the interim. This may impact our credit rating or the interest rates on our debt. We may need to access short-term capital sources to meet business needs from time to time, including, but not limited to, conducting operations; hiring or retaining brokers, salespeople, managers and other front-office personnel; financing acquisitions; and providing liquidity, including in situations where we may not be able to access the capital markets in a timely manner when desired by us. Accordingly, we cannot guarantee that we will be able to obtain additional financing when needed on terms that are acceptable to us, if at all.

On June 28, 2013, upon completion of the Nasdaq Transaction, we received cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing. As a result of the earn-out, we expect to receive over $840 million in additional Nasdaq stock over time (stock value based on the July 27, 2016 closing price), which is not reflected on our balance sheet.

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

As of June 30, 2016, our liquidity, which we define as cash and cash equivalents, marketable securities and securities owned, was approximately $899.1 million. This does not include the over $840 million in additional Nasdaq stock (stock value based on the July 27, 2016 closing price) that we expect to receive over time. Thus, we anticipate having approximately $1.7 billion available to us to drive substantial returns for our investors. We expect to use our considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of BGC, all while maintaining or improving our investment grade rating.

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

The 4.50% Convertible Notes were our general senior unsecured obligations. The 4.50% Convertible Notes paid interest semi-annually at a rate of 4.50% per annum and were priced at par. As of June 30, 2016, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. On July 13, 2016, certain holders of the 4.50% Convertible Notes converted $68,000 in principal amount of notes, and, upon conversion, the Company delivered 6,909 shares of its Class A common stock to such holders. On July 15, 2016, the Company repaid the remaining approximately $159.9 million principal amount of its 4.50% Convertible Notes that matured on July 15, 2016.

In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which were expected to reduce the potential dilution of our Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, was greater than the strike price of the capped call transactions, which was $10.83 as of June 30, 2016, subject to adjustment in certain circumstances. The capped call transactions had a cap price equal to $13.54 per share as of June 30, 2016. The capped call transactions expired unexercised on July 13, 2016.

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

5.375% Senior Notes

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes due 2019 (the “5.375% Senior Notes”). The 5.375% Senior Notes are general senior unsecured obligations of the Company. These 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes will be subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the Indenture. The 5.375% Senior Notes will mature on December 9, 2019. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture). If a “Change of Control Triggering Event” (as defined in the indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). The carrying value of these notes as of June 30, 2016 was $251.2 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were previously subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave us the ability to control the timing and process with respect to a full merger, which as discussed in Note 1—“Organization and Basis of Presentation” to our unaudited condensed consolidated financial statements, was completed on January 12, 2016. Also on July 10, 2015, we guaranteed the obligations of GFI under these 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of the 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. On November 4,

2015, GFI, BGC and the Trustee entered into the First Supplemental Indenture supplementing the Indenture and incorporating BGC’s guarantee of the Notes (the “First Supplemental Indenture”). On January 13, 2016, Moody’s Investors Service further upgraded the credit rating on the 8.375% Senior Notes, eliminating the penalty interest.

On January 12, 2016, BGC Partners, Inc. entered into a second supplemental indenture, dated as of January 12, 2016 (the “Second Supplemental Indenture”), among GFI, BGC and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), supplementing the indenture, dated as of July 19, 2011, as supplemented by the First Supplemental Indenture thereto, dated as of November 4, 2015 (the “Indenture”), among GFI, BGC and the Trustee, which governs the 8.375% Senior Notes, issued by GFI and fully and unconditionally guaranteed by BGC. The Second Supplemental Indenture modifies the reporting covenant in the Indenture to provide that, for so long as BGC (or another publicly reporting company controlling GFI) guarantees the 8.375% Senior Notes, the reports that BGC (or such other publicly reporting company controlling GFI) files with the SEC will be furnished to the Trustee in lieu of any GFI SEC reports. The amendments contained in the Second Supplemental Indenture became operative on January 12, 2016, upon GFI’s payment of the consent fee described therein. The final amount of the consent fee was approximately $8.00 per $1,000 principal amount. As a result, effective January 15, 2016, GFI ceased filing annual, quarterly and other reports with the SEC.

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). The 5.125% Senior Notes are general senior unsecured obligations of the Company. These 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture). If a “Change of Control Triggering Event” (as defined in the indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor Fitzgerald Securities, our affiliate, purchased $15 million of such senior notes. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of June 30, 2016, the Company had $19.6 million outstanding related to this secured loan arrangement, which includes $0.2 million of deferred financing costs. The value of the fixed assets pledged as of June 30, 2016 was $7.0 million

Credit Agreements

As part of the GFI acquisition, we assumed a credit agreement as amended (the “GFI Credit Agreement”) with Bank of America, N.A. and certain other lenders, which provided for maximum revolving loans of up to $75.0 million. We repaid the amount outstanding on October 2, 2015, prior to the sale of our Trayport division.

On October 1, 2015, we entered into a previously authorized $150.0 million revolving credit facility (the “Facility”) with Cantor and borrowed $100.0 million under such facility (the “Cantor Loan”). The Cantor Loan bears interest at the rate of LIBOR plus 3.25% and may be adjusted based on Cantor’s short-term borrowing rate then in effect, plus 1%. The Facility has a maturity date of August 10, 2017. The Cantor Loan was repaid on December 31, 2015.

On December 24, 2015, we entered into a committed unsecured credit agreement with Bank of America, N.A. The credit agreement provided for maximum revolving loans of $25.0 million through March 24, 2016. The interest rate on this facility was LIBOR plus 200 basis points.

On February 25, 2016, we entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of our domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. The maturity date of the facility is February 25, 2018. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on our debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Contemporaneously with the closing of this credit agreement, the $25.0 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. as lender was terminated. As of June 30, 2016, there were no borrowings outstanding under either this $150.0 million facility or the terminated $25.0 million facility.

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

LIQUIDITY ANALYSIS

We consider our liquidity to be comprised of the sum of Cash and cash equivalents plus Marketable securities, which have not been financed, and Securities owned. The discussion below describes the key components of our liquidity analysis, including earnings, dividends and distributions, net investing and funding activities, including repurchases and redemptions of Class A common stock and partnership units, security settlements, changes in securities held and marketable securities, and changes in our working capital.

We consider the following in analyzing changes in our liquidity.

A comparison of our consolidated net income adjusted for certain non-cash items (e.g., grants of exchangeability) as presented on the cash flow statement. Dividends and distributions are payments made to our holders of common shares and limited partnership interests and are related to earnings from prior periods. These timing differences will impact our cash flows in a given period.

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

As of June 30, 2016, the Company had $427.6 million of Cash and cash equivalents, and included in this amount was $247.5 million of Cash and cash equivalents held by foreign subsidiaries. With the exception of the cash proceeds from the sale of Trayport in the amount of $603.9 million, it is our intention to permanently reinvest undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. For these proceeds which are not permanently reinvested, the accrued tax liability is $135.5 million, net of foreign tax credits. In addition, certain GFI Group net operating loss carryforwards are expected to be utilized to reduce cash taxes. Taking these items together, we therefore expect to pay effective cash taxes of no more than $64 million related to the Trayport sale price, or an expected rate of less than 10%.

Discussion of the six months ended June 30, 2016

The table below presents our Liquidity Analysis as of June 30, 2016 and December 31, 2015:

(in millions)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$427.6	$461.2
Securities owned	318.5	32.4
Marketable securities [1]	153.0	532.5

Total	$899.1	$1,026.1

[1]	As of December 31, 2015, $117.9 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $127.0 million decrease in our liquidity position from $1,026.1 million as of December 31, 2015 to $899.1 million as of June 30, 2016 was primarily related to the $111.2 million used with respect to the GFI back-end merger and related transactions; the redemption and/or repurchase of 8.5 million shares and/or units, net, at a cost to BGC of $74.5 million or $8.73 per share; ordinary changes in working capital; and cash used to pay previously accrued year-end taxes and employee bonuses. The Company also continues to invest significant amounts with regards to new front-office hires in Real Estate Services. These items were partially offset by net proceeds from BGC’s recent offering of $300 million aggregate principal amount of 5.125% senior notes.

Discussion of the six months ended June 30, 2015

The table below presents out Liquidity Analysis as of June 30, 2015 and December 31, 2014:

(in millions)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$364.0	$648.3
Securities owned	32.5	32.5
Marketable securities [1]	—	144.7

Total	$396.5	$825.5

[1]	As of June 30, 2015 the $48.3 million of Marketable securities on our balance sheet had been lent out in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $429.0 million decrease in our liquidity position from $825.5 million as of December 31, 2014 to $396.5 million as of June 30, 2015 was primarily driven by the purchase of GFI, ARA and CFI, the redemption of and/or repurchase of shares and units, and the legal settlement with Tullet Prebon plc.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of June 30, 2016.

REGULATORY REQUIREMENTS

Our liquidity and available cash resources are restricted by regulatory requirements of our Financial Services operating subsidiaries. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer. In addition, self-regulatory organizations, such as the Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”), along with statutory bodies such as the Financial Conduct Authority (“FCA”), the SEC, and the CFTC require strict compliance with their rules and regulations. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with broker-dealers and are not designed to specifically protect stockholders. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.

The FCA is the relevant statutory regulator in the United Kingdom. The FCA was established in 2013 and superseded the former regulatory agency, the FSA. The FCA’s objectives are to protect customers, maintain the stability of the financial services industry and promote competition between financial services providers. It has broad rule-making, investigative and enforcement powers derived from the Financial Services and Markets Act 2000 and subsequent and derivative legislation and regulations.

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. In Hong Kong, BGC Securities (Hong Kong), LLC and GFI (HK) Securities LLC are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong), Limited and GFI (HK) Brokers Ltd are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC

Partners (Australia) Pty Limited, BGC (Securities) and GFI Australia Pty Ltd.; in Japan, BGC Shoken Kaisha Limited’s Japanese branch; in Singapore, BGC Partners (Singapore) Limited, BGC Securities (Singapore) Ltd and GFI Group PTE Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, the LCH (LIFFE/LME) clearing organization, of which BGC LP is a member, also imposes minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil) has net capital requirements imposed upon it by local regulators.

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

As of June 30, 2016, $546.8 million of net assets were held by regulated subsidiaries. As of June 30, 2016, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $283.0 million.

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

Much of BGC’s global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we also continue to operate five Multilateral Trading Facilities (“MTFs”) in accordance with EU directives as licensed by the FCA.

The final draft of the Markets in Financial Instruments Directive II (“MiFID II”) was published by the European Securities and Markets Authority (“ESMA”) in September 2015, and implementation is now expected to commence in January 2018. MiFID II will have a particularly significant impact in a number of key areas, including corporate governance, transaction reporting, pre- and post-trade transparency, technology synchronization, best execution and investor protection. MiFID II will also introduce a new regulated execution venue category known as the Organized Trading Facility, and there is currently expected to be a joint equivalence assessment by EU and non-EU jurisdictions for granting mutual access to each other’s domestic marketplaces. In addition, the June 23, 2016 U.K. referendum to leave the European Union may impact future market structure and MiFID II rulemaking and implementation due to potential changes in mutual passporting between the U.K. and EU Member States.

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

On June 22, 2016, at our Annual Meeting of Stockholders of the Company, the stockholders approved an amendment to the BGC Partners, Inc. amended and restated certificate of incorporation to increase the number of authorized shares of Class A common stock from 500 million shares to 750 million shares.

Changes in shares of the Company’s Class A common stock outstanding for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares outstanding at beginning of period	236,749,861	186,952,687	219,063,365	185,108,316
Share issuances:
Exchanges of limited partnership interests[1]	2,427,152	1,804,434	3,321,754	3,962,745
Issuance of Class A common stock for general corporate purposes	1,648,000	—	1,648,000	—
Vesting of restricted stock units (RSUs)	113,572	220,514	487,471	648,747
Acquisitions	1,147,516	656,962	24,729,033	757,287
Conversion of 8.75% Convertible Notes to Class A common stock	—	24,042,599	—	24,042,599
Other issuances of Class A common stock	15,079	13,120	42,305	52,968
Treasury stock repurchases	(797,189)	(6,520)	(7,984,235)	(741,081)
Forfeitures of restricted Class A common stock	(11,958)	(27,338)	(15,660)	(175,123)

Shares outstanding at end of period	241,292,033	213,656,458	241,292,033	213,656,458

[1]	The issuances related to exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

On June 22, 2016, at our Annual Meeting of Stockholders of the Company, the stockholders approved an amendment to the BGC Partners, Inc. amended and restated certificate of incorporation to increase the number of authorized shares of Class B common stock from 100 million shares to 150 million shares and to provide that Class B common stock shall be issued only to certain affiliated entities or related persons.

We did not issue any shares of Class B common stock during the three and six months ended June 30, 2016 and 2015. As of June 30, 2016 and 2015, the Company’s Class B common stock outstanding was 34,848,107.

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

The table below represents unit redemption and share repurchase activity for the three and six months ended June 30, 2016.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1,2]
January 1, 2016—March 31, 2016	775,791	$8.59
April 1, 2016—June 30, 2016	1,804,365	8.91
Repurchases[3,4]
January 1, 2016—March 31, 2016	7,187,046	8.72
April 1, 2016—April 30, 2016	260,042	9.10
May 1, 2016—May 31, 2016	291,323	8.87
June 1, 2016—June 30, 2016	245,824	9.17

Total Repurchases	7,984,235	$8.75

Total Redemptions and Repurchases	10,564,391	$8.77	$201,785,151

[1]	During the three months ended June 30, 2016, the Company redeemed approximately 1.8 million limited partnership units at an aggregate redemption price of approximately $15.8 million for an average price of $8.93 per unit and approximately 39.6 thousand FPUs at an aggregate redemption price of approximately $0.3 million for an average price of $8.01 per unit. During the three months ended June 30, 2015, the Company redeemed approximately 1.2 million limited partnership units at an aggregate redemption price of approximately $10.8 million for an average price of $8.85 per unit and approximately 17.6 thousand FPUs at an aggregate redemption price of approximately $130.4 thousand for an average price of $7.39 per unit.
[2]	During the six months ended June 30, 2016, the Company redeemed approximately 2.4 million limited partnership units at an aggregate redemption price of approximately $21.6 million for an average price of $8.85 per unit and approximately 140.1 thousand FPUs at an aggregate redemption price of approximately $1.1 million for an average price of $8.17 per unit. During the six months ended June 30, 2015, the Company redeemed approximately 3.3 million limited partnership units at an aggregate redemption price of approximately $28.4 million for an average price of $8.73 per unit and approximately 27.6 thousand FPUs at an aggregate redemption price of approximately $215.8 thousand for an average price of $7.83 per unit.
[3]	During the three months ended June 30, 2016, the Company repurchased approximately 0.8 million shares of its Class A common stock at an aggregate purchase price of approximately $7.2 million for an average price of $9.04 per share. During the three months ended June 30, 2015, the Company repurchased approximately 6.5 thousand shares of its Class A common stock at an aggregate purchase price of approximately $41.0 thousand for an average price of $6.29 per share.
[4]	During the six months ended June 30, 2016, the Company repurchased approximately 8.0 million shares of its Class A common stock at an aggregate purchase price of approximately $69.7 million for an average price of $8.75 per share. During the six months ended June 30, 2015, the Company repurchased approximately 0.7 million shares of its Class A common stock at an aggregate purchase price of approximately $5.9 million for an average price of $7.94 per share.

The table above represents the gross unit redemptions and share repurchases of our Class A common stock during the six months ended June 30, 2016. Approximately 2.0 million of the 2.6 million units above were redeemed using cash from our CEO program, and therefore did not impact the fully diluted number of shares and units outstanding or our liquidity position. The remaining redemptions along with the Class A common stock repurchases resulted in a 8.5 million reduction in the fully diluted share count. This net reduction cost the Company approximately $74.5 million (or $8.73 per share/unit) during the six months ended June 30, 2016. This reduction partially offset the overall growth in the fully diluted share count which resulted from shares issued for general corporate purposes, acquisitions, equity-based compensation and front-office hires.

The fully diluted weighted-average share count for the three months ended June 30, 2016 was as follows (in thousands):

Three Months Ended June 30, 2016
Common stock outstanding[1]	275,997
Limited partnership interests in BGC Holdings	143,229
Convertible Notes	16,260
RSUs (Treasury stock method)	376
Other	1,395

Total[2]	437,257

[1]	Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended June 30, 2016, the weighted-average share count of Class A shares was 241.1 million and Class B shares was 34.8 million.
[2]	For the quarter ended June 30, 2016, approximately 1.0 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended June 30, 2016, included, on a weighted-average basis, approximately 1.0 million stock options. Also as of June 30, 2016, approximately 4.6 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

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

On November 4, 2015, partners of BGC Holdings approved the Eleventh Amendment to the Agreement of Limited Partnership of BGC Holdings (the “Eleventh Amendment”) effective as of October 1, 2015. In order to facilitate partner compensation and for other corporate purposes, the Eleventh Amendment created five new classes of non-distributing partnership units (“N Units”). These new N Units carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs. The N Units are not entitled to participate in partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of the Company’s Class A common stock. Subject to the approval of the Compensation Committee or its designee, N Units are expected to be converted into the underlying unit type

(i.e. an NREU will be converted into an REU) and will then participate in Partnership distributions, subject to terms and conditions determined by the general partner of BGC Holdings in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations. Certain N Units automatically vest into limited partnership units (e.g. PSUs or REUs) and become immediately exchangeable. These N Units are therefore included in the fully diluted share count. The Eleventh Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange the 17,014,511 shares of Class A common stock owned by them as of June 30, 2016 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

Stock Option Exercises

We issued 17,403 of our Class A common stock related to the exercise of stock options during the six months ended June 30, 2016. We issued 30,000 shares of our Class A common stock related to the exercise of stock options during the six months ended June 30, 2015.

Registration Statements

We currently have in place an effective equity shelf Registration Statement on Form S-3 (the “Form S-3 Registration Statement”) with respect to the issuance and sale of up to 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. On November 20, 2014, we entered into a controlled equity offering sales agreement with CF&Co (the “November 2014 Sales Agreement”), pursuant to which we may offer and sell up to an aggregate of 20 million shares of our Class A common stock. Shares of our Class A common stock sold under our controlled equity offering sales agreement are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of us. Under the November 2014 Sales Agreement, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares.

As of June 30, 2016, we have issued and sold an aggregate of 10.1 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the November 2014 Sales Agreement, with 9.9 million shares of Class A common stock remaining to be sold under this agreement. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these sales along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under agreement.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2016, we have issued an aggregate of 9.0 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of June 30, 2016, we have issued approximately 257 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of our Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan. As of June 30, 2016, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 222.3 million shares.

On October 9, 2015, we filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 8.125% Senior Notes and 5.375% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.

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

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

The Company has completed acquisitions, whose purchase price included an aggregate of approximately 9.5 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $53.3 million), 9.8 million limited partnership units (with an acquisition date fair value of approximately $62.2 million) and $59.5 million in cash that may be issued contingent on certain targets being met through 2020.

As of June 30, 2016, the Company has issued 7.5 million shares of its Class A common stock, 3.9 million of limited partnership units and $14.1 million in cash related to contingent payments.

PURCHASE OF LIMITED PARTNERSHIP INTERESTS

Cantor has the right to purchase limited partnership interests (Cantor units) from BGC Holdings upon redemption of non-exchangeable founding/working partner units redeemed by BGC Holdings upon termination or bankruptcy of the founding/working partner. In addition, pursuant to the Sixth Amendment to the BGC Holdings Limited Partnership Agreement (the “Sixth Amendment”), where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their FPUs and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of new exchangeable limited partnership interests (Cantor units) in BGC Holdings at the price that Cantor would have paid for the FPUs had the Company redeemed them. Any such Cantor units purchased by Cantor are currently exchangeable for up to 34,649,693 shares of Class B common stock or, at Cantor’s election or if there are no such additional shares of Class B common stock, shares of Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).

On November 4, 2015, the Company issued exchange rights with respect to, and Cantor purchased, in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act, an aggregate of 1,775,481 exchangeable limited partnership units in BGC Holdings, as follows: In connection with the redemption by BGC Holdings of an aggregate of 588,356 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $2,296,801, Cantor purchased 554,196 exchangeable limited partnership units from BGC Holdings for an aggregate of $2,115,306 (after offset of a founding partner’s $46,289 debt due to Cantor). In addition, pursuant to the Sixth Amendment, on November 4, 2015, Cantor purchased 1,221,285 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $4,457,436 in connection with the grant of exchangeability and exchange of 1,221,285 founding partner units. Exchangeable limited partnership units held by Cantor are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of Class A common stock of the Company.

As of June 30, 2016, there were 844,632 founding/working partner units remaining in which BGC Holdings had the right to redeem or exchange and Cantor had the right to purchase an equivalent number of Cantor units.

GUARANTEE AGREEMENT FROM CF&CO

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement.

COMMISSIONS PAID BY CANTOR ENTITIES

Pursuant to the separation agreement relating to our acquisition of certain of our BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be our customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from us without any cost. Any future related-party transactions or arrangements between us and Cantor are subject to the prior approval by our Audit Committee. During the three months ended June 30, 2016 and 2015, we recorded revenues from Cantor entities of $28 thousand and $140 thousand, respectively, related to commissions paid to us by Cantor. During the six months ended June 30, 2016 and 2015, we recorded revenues from Cantor entities of $80 thousand and $204 thousand, respectively, related to commissions paid to us by Cantor.

REAL ESTATE AND RELATED SERVICES TO CANTOR ENTITIES

In July 2016, the Audit Committee of the Company authorized the Company to provide real estate and related services, including real estate advice, brokerage, property or facilities management, appraisals and valuations and other services, to Cantor on rates and terms no less favorable to the Company than those charged to third-party customers. The Company and Cantor expect to enter into these arrangements from time to time.

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

STOCK TRANSACTIONS—EXECUTIVE OFFICERS

In July 2016, the Audit Committee authorized the purchase by Mr. Lutnick’s retirement plan of up to $350,000 in Class A common stock at the closing price on the date of purchase.

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

EXECUTIVE COMPENSATION AND SHARE REPURCHASES FROM EXECUTIVE OFFICERS

On January 1, 2015, (i) 1,000,000 of Mr. Lutnick’s NPSUs converted into 550,000 PSUs and 450,000 PPSUs, with respect to which Mr. Lutnick was offered the right to exchange 239,739 PSUs and 196,150 PPSUs for shares and cash, which he waived at that time under our policy, and (ii) 142,857 of Mr. Merkel’s NPSUs converted into 78,571 PSUs and 64,286 PPSUs, of which 5,607 PSUs and 4,588 PPSUs were made exchangeable and repurchased by the Company at the average price of shares of Class A common stock sold under our controlled equity offering less 2%, or $91,558.

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

On July 27, 2015, the Compensation Committee granted exchange rights with respect to 8,536 PSUs and 6,983 PPSUs that were issued pursuant to converted NPSUs that were awarded to Mr. Merkel in May 2014. On October 29, 2015, the Company repurchased (i) the 8,536 PSUs at a price of $8.34 per share, the closing price of the Class A common stock on the date the Compensation Committee approved the transaction, and (ii) the 6,983 PPSUs at a price of $9.15 per share, the closing price of the Class A common stock on December 31, 2014.

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

On February 24, 2016, the Compensation Committee granted 750,000 non-exchangeable PSUs and 291,667 PPSUs (which may not be made exchangeable) to Mr. Lutnick; 621,429 non-exchangeable LPUs and 241,667 PLPUs (which may not be made exchangeable) to Mr. Lynn; 114,583 non-exchangeable PSUs and 93,750 PPSUs (which may not be made exchangeable) to Mr. Merkel; 105,188 non-exchangeable LPUs and 40,906 non-exchangeable PLPUs (which may not be made exchangeable) to Mr. Windeatt; and 55,688 non-exchangeable LPUs and 21,656 non-exchangeable PLPUs (which may not be made exchangeable) to Mr. Sadler.

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

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Notional Volume (in billions)
Total fully electronic volume	$4,781	$4,944	$4,301	$4,648	$5,886
Total hybrid volume[1]	52,869	48,700	47,012	47,703	39,914

Total fully electronic and hybrid volume	$57,650	$53,644	$51,313	$52,351	$45,800

Transaction Count (in thousands, except for days)
Total fully electronic transactions	2,629	2,905	2,652	2,914	3,590
Total hybrid transactions	1,074	1,012	843	885	901

Total transactions	3,703	3,917	3,495	3,799	4,491

Trading days	64	61	64	64	63

[1]	Hybrid is defined as transactions involving some element of electronic trading but executed by BGC’s brokers, exclusive of voice-only transactions.

Fully electronic volume, including new products, was $4.8 trillion for the three months ended June 30, 2016, compared to $5.9 trillion for the three months ended June 30, 2015. Our combined voice/hybrid volume for the three months ended June 30, 2016 was $52.9 trillion, compared to $39.9 trillion for the three months ended June 30, 2015.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at June 30, 2016 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases[1]	$518,427	$74,270	$116,218	$89,776	$238,163
Notes payable and collateralized borrowings[2]	1,132,329	166,981	252,848	600,000	112,500
Interest on notes payable[3]	410,521	61,657	102,659	54,658	191,547
Other [4]	38,022	8,000	16,000	14,022	—

Total contractual obligations	$2,099,299	$310,908	$487,725	$758,456	$542,210

[1]	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $5.7 million over the life of the agreement.
[2]	Notes payable and collateralized borrowings reflects the issuance of $160.0 million of the 4.50% Convertible Notes due July 15, 2016 (the $160.0 million represents the principal amount of the debt; the carrying value of the 4.50% Convertible Notes as of June 30, 2016 was approximately $159.8 million), $112.5 million of the 8.125% Senior Notes due June 26, 2042 (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of June 30, 2016 was approximately $109.2 million), $300.0 million of the 5.375% Senior Notes due December 9, 2019 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of June 30, 2016 was approximately $296.6 million), $240.0 million of the 8.375% Senior Notes due July 19, 2018 (the $240.0 million represents the principal amount of the debt; the carrying value of the 8.375% Senior Notes as of June 30, 2016 was approximately $251.2 million), $300.0 million of the 5.125% Senior Notes due on May 27, 2021 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of June 30, 2016 was approximately $295.8 million) and $19.6 million of collateralized borrowings due March 13, 2019. See Note 17— “Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
[3]	The $191.5 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.
[4]	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition. The amount payable each year reflects an estimate of future Charity Day obligations.

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

Revenue Recognition

We derive our revenues primarily through commissions from brokerage services; the spread between the buy and sell prices on matched principal transactions; revenues from real estate management services; fees from related parties; fees for the provision of certain data, software and post-trade services; and other revenues.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended June 30, 2016 and 2015, we incurred compensation expense, before associated income taxes of $30.6 million and $25.6 million, respectively, related to the grant of exchangeability on partnership units. During the six months ended June 30, 2016 and 2015, we incurred compensation expense, before associated income taxes of $58.4 million and $62.2 million, respectively, related to the grant of exchangeability on partnership units.

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

As of June 30, 2016 and December 31, 2015, the aggregate balance of employee loans, net of reserve, was $247.9 million and $158.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2016 and 2015 was $10.5 million and $11.7 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2016 and 2015 was $21.0 million and $19.8 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of June 30, 2016, there were 241,292,033 shares of our Class A common stock outstanding, of which 17,014,511 shares were held by Cantor and CFGM, Cantor’s managing general partner. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of June 30, 2016, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 62.0% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through June 30, 2016, Cantor has distributed to its current and former partners an aggregate of 20,757,453 shares of Class A common stock, consisting of (i) 19,307,002 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,450,451 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of June 30, 2016, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,849,518 shares of Class A common stock, consisting of 14,064,742 April 2008 distribution rights shares and 1,784,776 February 2012 distribution rights shares.

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

As of June 30, 2016, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 276,140,140 units and 276,140,140 units, representing approximately 66.3% and 66.3% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 140,059,766 units and 140,059,766 units, representing approximately 33.7% and 33.7% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As of June 30, 2016, excluding Preferred Units and certain NPSUs described below, outstanding BGC Holdings partnership interests included 74,822,550 limited partnership units, 14,678,802 founding partner units and 50,558,414 Cantor units.

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

Cantor units are currently exchangeable with us for up to 34,649,693 shares of our Class B common stock (or, at Cantor’s option or if there are no such additional shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable founding partner units owned by persons who were previously Cantor partners prior to the separation. On November 4, 2015, the Company issued exchange rights with respect to, and Cantor purchased, in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act, an aggregate of 1,775,481 exchangeable limited partnership units in BGC Holdings, as follows: In connection with the redemption by BGC Holdings of an aggregate of 588,356 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $2,296,801, Cantor purchased 554,196 exchangeable limited partnership units from BGC Holdings for an aggregate of $2,115,306 (after offset of a founding partner’s $46,289 debt due to Cantor). In addition, pursuant to the Sixth Amendment, on November 4, 2015, Cantor purchased 1,221,285 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $4,457,436 in connection with the grant of exchangeability and exchange of 1,221,285 founding partner units. Exchangeable limited partnership units held by Cantor are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of Class A common stock of the Company.

As of June 30, 2016, there were 844,632 founding partner units with respect to which Cantor had the right to acquire an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly are not included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units are not entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of June 30, 2016, there were 15,436,239 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 17,014,511 shares of Class A common stock owned by them as of June 30, 2016 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

On November 4, 2015, partners of BGC Holdings approved the Eleventh Amendment to the Agreement of Limited Partnership of BGC Holdings (the “Eleventh Amendment”) effective as of October 1, 2015. In order to facilitate partner compensation and for other corporate purposes, the Eleventh Amendment created five new classes of non-distributing partnership units (“N Units”). These new N Units carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs. The N Units are not entitled to participate in partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of the Company’s Class A common stock. Subject to the approval of the Compensation Committee or its designee, the N Units are expected to be converted into the underlying unit type (i.e. an NREU will be converted into an REU) and will then participate in partnership distributions, subject to terms and conditions determined by the general partner of BGC Holdings in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations. The Eleventh Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

The following diagram illustrates our organizational structure as of June 30, 2016. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Class A common stock (6.2% of economics and 2.9% of voting power of BGC Partners, Inc.) and Class B common stock (12.6% of economics and 59.1% of voting power of BGC Partners, Inc.)
• 12.5% indirect economic interest in BGC U.S. and BGC Global
• Limited Partnership Interests (36.1% of economics of BGC Holdings)
• 12.1% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (81.2% of economics and 38.0% of voting power of BGC Partners, Inc.)
• 53.9% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (66.3% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (66.3% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (63.9% of economics of BGC Holdings)
• 21.5% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (33.7% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (33.7% of economics of BGC Global)
BGC U.S.
BGC Global

*	Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 18.8% of the voting power, and the public stockholders would hold 81.2% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) 16,260,160 shares of Class A common stock issuable upon conversion of our 4.50% convertibles notes; (b) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (c) 15,436,239 Preferred Units granted and outstanding to BGC Holdings partners (see “Partnership Structure” herein); and (d) 14,725,948 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2016 through June 30, 2016 as follows: (a) 23,481,192 shares of Class A common stock issued on January 12, 2016 to the stockholders of JPI in the Back-End Mergers, which shares have been registered for resale pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-208967); (b) an aggregate of 15,959,769 limited partnership units granted by BGC Holdings; (c) 7,984,235 shares of Class A common stock repurchased by us, which includes 5,000,000 shares of Class A common stock that we repurchased from Cantor on February 23, 2016 and 970,639 shares of Class A common stock that Cantor donated to The Cantor Fitzgerald Relief Fund on February 23, 2016, and that we repurchased from The Cantor Fitzgerald Relief Fund on February 23, 2016; (d) 3,672,552 shares of Class A common stock sold by us under the November 2014 sales agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-200415), but not the 9,871,425 shares remaining for sale by us under such sales agreement; (e) 1,247,841 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 11,004,103 shares remaining available for issuance by us under such Registration Statement; (f) 77,366 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,201,113 shares remaining available for sale by selling stockholders under such Registration Statement; (g) 24,902 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,742,890 shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (h) 4,219 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 170,978 shares remaining available for sale by selling stockholders under such Registration Statement; (i) 15,660 forfeited shares of Restricted Class A common stock; and (j) 555,604 limited partnership, founding partner and Cantor units redeemed or repurchased by us for cash.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $153.0 million as of June 30, 2016. These include shares of common stock of Nasdaq that we received in exchange for a portion of our electronic benchmark Treasury platform and shares of the common stock of ICE that we received in exchange for Trayport. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 9—“Marketable Securities” and Note 11—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar weakening against the Euro and the British Pound. If as of June 30, 2016, the U.S. Dollar had weakened against the Euro and the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $1.5 million.

Interest Rate Risk

BGC Partners had $1.1 billion in fixed-rate debt outstanding as of June 30, 2016. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of June 30, 2016. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

During the three months ending June 30, 2016, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 19—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Set forth below are certain additional risk factors:

Possible Impact of Proposed Income Tax Regulations

On April 4, 2016, the U.S. Department of the Treasury and the Internal Revenue Service released proposed regulations regarding the treatment of certain related-party corporate debt as equity for U.S. federal income tax purposes. These regulations include provisions that may adversely affect the tax consequences of common transactions, including intercompany obligations and/or financing. These changes, if enacted as proposed, are expected to impact many companies in the financial services sector, including several of our customers and competitors. If adopted as proposed, or in some other form that affects our transactions, these regulations could have an adverse impact on our income tax position or could possibly cause us to change the manner in which we conduct certain financial activities in ways that impose other costs on us. We are unable to predict whether these proposals will be adopted in final regulations, in what form they may be adopted or the extent, if any, to which any such regulations would adversely affect our businesses, prospects, financial condition and results of operations.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation of BGC Partners, Inc.

12.1	Computation of Ratio of Earning to Fixed Charges.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2016 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/S/ STEVEN R. MCMURRAY
Name:	Steven R. McMurray
Title:	Chief Financial Officer

Date: August 8, 2016

[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2016 dated August 8, 2016.]

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation of BGC Partners, Inc.

12.1	Computation of Ratio of Earning to Fixed Charges.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.