Form 10-Q
period 2016-09-30
BGC Partners, Inc.
filed 2016-11-09
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

On November 2, 2016, the registrant had 244,048,926 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below and may impact either or both of our operating segments:

•	market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets and markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;

•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;

•	our relationships with Cantor Fitzgerald, L.P. and its affiliates, which we refer to as “Cantor,” including Cantor Fitzgerald & Co., which we refer to as “CF&Co,” and Cantor Commercial Real Estate Company, L.P., which we refer to as “CCRE,” any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, any loans to or from us or Cantor, CF&Co’s acting as our sales agent or underwriter under our controlled equity or other offerings, Cantor’s holdings of our debt securities, CF&Co’s acting as a market maker in our debt securities, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co, and any services provided by or transactions with CCRE;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding a U.K. exit from the European Union following the recent referendum and related rulings, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•	the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political impasses, as well as the economic and market response to the U.S. presidential campaign and election;

•	the effect on our businesses of reductions in overall industry volumes in certain of our products as a result of central bank quantitative easing, interest rate changes, market volatility, and other factors;

•	the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions;

•	extensive regulation of our businesses and customers, changes in regulations relating to financial services companies, commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•	factors related to specific transactions or series of transactions, including credit, performance, and principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•	costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received and the impact thereof on our financial results and cash flows in any given period;

•	certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage and the need for short- or long-term borrowings, including from Cantor, or other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks and increased borrowing costs, as well as interest rate and foreign currency exchange rate fluctuations;

•	risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, or others;

•	our ability to enter new markets or develop new products, trading desks, marketplaces, or services for existing or new customers and to induce such customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•	our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, tender offers, dispositions, offerings, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our real estate services business and our ability to grow in other geographic regions, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions or offerings, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

•	our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals;

•	our ability to expand the use of technology for hybrid and fully electronic trading in our product and service offerings;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•	our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•	information technology risks, including capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents and regulatory focus;

•	the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity offerings or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•	our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P., which we refer to as “BGC Holdings,” or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of shares of our Class A common stock; and

•	the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our outstanding debt or other securities, share sales and stock pledge, stock loan, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our Class B common stock and our other convertible securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Form 10-Q, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the Securities and Exchange Commission (the “SEC”), and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our website address is www.bgcpartners.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D filed on behalf of Cantor, CF Group Management, Inc. (“CFGM”), our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industries and businesses. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$448,515	$461,207
Cash segregated under regulatory requirements	6,911	3,199
Securities owned	212,056	32,361
Marketable securities	179,904	650,400
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,763,834	812,240
Accrued commissions receivable, net	377,750	342,299
Loans, forgivable loans and other receivables from employees and partners, net	254,000	158,176
Fixed assets, net	155,340	145,873
Investments	42,709	33,813
Goodwill	830,246	811,766
Other intangible assets, net	219,059	233,967
Receivables from related parties	2,663	15,466
Other assets	318,922	290,687

Total assets	$4,811,909	$3,991,454

Liabilities, Redeemable Partnership Interest, and Equity
Securities loaned	$—	$117,890
Accrued compensation	332,976	303,959
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,613,337	714,823
Payables to related parties	16,831	21,551
Accounts payable, accrued and other liabilities	636,188	692,639
Notes payable and collateralized borrowings	969,111	840,877

Total liabilities	3,568,443	2,691,739

Commitments and contingencies (Note 19)
Redeemable partnership interest	56,441	57,145
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 and 500,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 289,493 and 255,859 shares issued at September 30, 2016 and December 31, 2015, respectively; and 243,312 and 219,063 shares outstanding at September 30, 2016 and December 31, 2015, respectively	2,895	2,559
Class B common stock, par value $0.01 per share; 150,000 and 100,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 34,848 shares issued and outstanding at September 30, 2016 and December 31, 2015, convertible into Class A common stock	348	348
Additional paid-in capital	1,448,601	1,109,000
Contingent Class A common stock	44,673	50,095
Treasury stock, at cost: 46,181 and 36,796 shares of Class A common stock at September 30, 2016 and December 31, 2015, respectively	(277,443)	(212,331)
Retained deficit	(309,544)	(273,492)
Accumulated other comprehensive income (loss)	(19,976)	(25,056)

Total stockholders’ equity	889,554	651,123
Noncontrolling interest in subsidiaries	297,471	591,447

Total equity	1,187,025	1,242,570

Total liabilities, redeemable partnership interest, and equity	$4,811,909	$3,991,454

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Commissions	$496,265	$521,264	$1,469,940	$1,424,357
Principal transactions	76,332	73,841	255,219	238,958
Real estate management services	49,373	48,867	140,960	135,997
Fees from related parties	6,126	6,609	18,061	19,310
Data, software and post-trade	11,834	29,124	36,599	68,344
Interest income	2,792	1,387	8,952	6,253
Other revenues	783	4,203	4,770	8,774

Total revenues	643,505	685,295	1,934,501	1,901,993
Expenses:
Compensation and employee benefits	415,697	435,932	1,243,501	1,213,803
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	58,771	50,667	132,670	113,921

Total compensation and employee benefits	474,468	486,599	1,376,171	1,327,724
Occupancy and equipment	46,513	51,300	146,026	157,373
Fees to related parties	5,060	4,876	14,803	13,564
Professional and consulting fees	15,549	15,201	45,160	53,702
Communications	30,568	31,503	92,076	88,550
Selling and promotion	22,613	23,370	73,725	70,609
Commissions and floor brokerage	8,493	8,865	27,633	25,616
Interest expense	15,383	16,944	43,465	51,285
Other expenses	19,709	26,802	66,204	75,022

Total expenses	638,356	665,460	1,885,263	1,863,445
Other income (losses) , net:
Gain (loss) on divestiture and sale of investments	7,044	2,717	7,044	3,396
Gains (losses) on equity method investments	683	1,042	1,741	2,678
Other income (loss)	91,653	59,728	98,748	92,259

Total other income (losses), net	99,380	63,487	107,533	98,333

Income (loss) from operations before income taxes	104,529	83,322	156,771	136,881
Provision (benefit) for income taxes	30,263	28,737	45,651	41,055

Consolidated net income (loss)	$74,266	$54,585	$111,120	$95,826

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	13,384	16,214	20,854	34,053

Net income (loss) available to common stockholders	$60,882	$38,371	$90,266	$61,773

Per share data:
Basic earnings per share
Net income (loss) available to common stockholders	$60,882	$38,371	$90,266	$61,773

Basic earnings per share	$0.22	$0.15	$0.33	$0.26

Basic weighted-average shares of common stock outstanding	278,601	252,354	276,144	239,856

Fully diluted earnings per share
Net income (loss) for fully diluted shares	$92,121	$58,538	$139,683	$93,119

Fully diluted earnings per share	$0.21	$0.15	$0.32	$0.25

Fully diluted weighted-average shares of common stock outstanding	429,761	394,026	434,713	370,147

Dividends declared per share of common stock	$0.16	$0.14	$0.46	$0.40

Dividends declared and paid per share of common stock	$0.16	$0.14	$0.46	$0.40

The accompanying Notes to the unaudited Condensed Consolidated Financial Statement are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated net income (loss)	$74,266	$54,585	$111,120	$95,826
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	417	(8,101)	4,534	(15,033)
Available for sale securities	511	(2,607)	543	(18,958)

Total other comprehensive income (loss), net of tax	928	(10,708)	5,077	(33,991)

Comprehensive income (loss)	75,194	43,877	116,197	61,835
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	13,545	15,196	20,851	30,307

Comprehensive income (loss) attributable to common stockholders	$61,649	$28,681	$95,346	$31,528

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$111,120	$95,826
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	56,865	62,428
Employee loan amortization and reserves on employee loans	44,656	30,861
Equity-based compensation and allocations of net income to limited partnership units and FPUs	150,023	128,827
Deferred compensation expense	13,287	17,615
Losses (gains) on equity method investments	(1,741)	(2,678)
Amortization of discount (premium) on notes payable	(2,414)	4,427
Unrealized loss (gain) on marketable securities	(973)	(5,286)
Impairment of fixed assets	3,737	18,800
Deferred tax provision (benefit)	(57,915)	7,518
Sublease provision adjustment	(807)	(1,385)
Recognition of earn-out and related hedges	(67,016)	(52,917)
Realized losses (gains) on marketable securities (see Note 9– “Marketable Securities”)	(11,792)	(31,757)
Change in the fair value of contingent consideration	(18,347)	—
Loss (gain) on sale of cost method investment	(7,051)	—
Loss (gain) on divestitures	—	(537)
Forfeitures of Class A common stock	(374)	(1,376)
Other	(391)	(1,750)

Consolidated net income (loss), adjusted for non-cash and non-operating items	210,867	268,616
Decrease (increase) in operating assets:
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(948,476)	153,851
Loans, forgivable loans and other receivables from employees and partners, net	(140,201)	(56,142)
Accrued commissions receivable, net	(19,632)	25,229
Securities borrowed	—	62,736
Securities owned	(179,695)	2,106
Receivables from related parties	13,544	(3,752)
Cash segregated under regulatory requirements	(3,704)	6,995
Other assets	9,166	24,963
Increase (decrease) in operating liabilities:
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	897,494	(211,459)
Payables to related parties	(4,795)	9,897
Securities sold, not yet purchased	—	(1,526)
Securities loaned	(117,967)	54,731
Accounts payable, accrued and other liabilities	67,093	(108,178)
Accrued compensation	(31,685)	(101,507)

Net cash provided by (used in) operating activities	$(247,991)	$126,560
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(36,844)	$(26,816)
Capitalization of software development costs	(17,595)	(12,470)
Purchase of equity method investments	(7,612)	(981)
Payments for acquisitions, net of cash acquired	(119,212)	(170,792)
Purchase of marketable securities	(68,396)	—
Proceeds from sale of marketable securities	618,090	1,922
Proceeds from sale of cost method investments	7,106	—
Disposal of assets and liabilities held for sale, net	—	(5,633)
Capitalization of trademarks, patent defense and registration costs	(420)	(744)

Net cash provided by (used in) investing activities	$375,117	$(215,514)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of collateralized borrowings	$(5,121)	$(3,302)
Repayments of convertible notes	(159,932)	—
Issuance of senior notes, net of deferred issuance costs	295,768	—
Issuance of collateralized borrowings, net of deferred issuance costs	—	27,918
Earnings distributions	(60,629)	(51,314)
Redemption and repurchase of limited partnership interests	(27,664)	(25,182)
Dividends to stockholders	(126,318)	(96,087)
Repurchase of Class A common stock	(72,700)	(6,786)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,542)	(520)
Proceeds from issuance of Class A common stock, net of costs	15,280	—
Proceeds from exercise of stock options	86	627
Repayments of short-term borrowings	—	5,000

Net cash provided by (used in) financing activities	(142,772)	(149,646)
Cash and cash equivalents classified as assets held for sale	—	23,228
Effect of exchange rate changes on cash and cash equivalents	2,954	(8,515)

Net increase (decrease) in cash and cash equivalents	(12,692)	(223,887)
Cash and cash equivalents at beginning of period	461,207	648,277

Cash and cash equivalents at end of period	$448,515	$424,390

Supplemental cash information:
Cash paid during the period for taxes	$55,196	$19,438
Cash paid during the period for interest	45,169	45,956
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$53,754	$52,521
Issuance of Class A and contingent Class A common stock for acquisitions	5,857	35,062
Issuance of Class A common stock upon conversion of convertible notes	68	150,000
Shares received for Nasdaq earn-out	67,016	52,917

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2015

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2015	$2,202	$348	$817,158	$47,383	$(200,958)	$(268,920)	$4,303	$180,406	$581,922
Consolidated net income (loss)	—	—	—	—	—	126,788	—	141,530	268,318
Other comprehensive gain, net of tax	—	—	—	—	—	—	(29,359)	(3,876)	(33,235)
Equity-based compensation, 825,996 shares	8	—	2,909	—	—	—	—	1,454	4,371
Dividends to common stockholders	—	—	—	—	—	(131,360)	—	—	(131,360)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(70,538)	(70,538)
Grant of exchangeability and redemption of limited partnership interests, issuance of 9,445,664 shares	94	—	141,262	—	—	—	—	75,684	217,040
Issuance of Class A common stock (net of costs), 129,151 shares	1	—	860	—	—	—	—	247	1,108
Redemption of FPUs, 539,275 units	—	—	—	—	—	—	—	(835)	(835)
Repurchase of Class A common stock, 1,416,991 shares	—	—	—	—	(9,371)	—	—	(2,743)	(12,114)
Forfeitures of restricted Class A common stock, 270,422 shares	—	—	688	—	(2,002)	—	—	(387)	(1,701)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units, 1,775,481 units	—	—	—	—	—	—	—	6,573	6,573
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(80)	(80)
Issuance of Class A common stock for acquisitions, 1,199,052 shares	12	—	5,112	(4,579)	—	—	—	—	545
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	23,104	7,291	—	—	—	8,695	39,090
Conversion of 8.75% Convertible Notes to Class A common stock, 24,042,599 shares	240	—	117,178	—	—	—	—	32,582	150,000
Reclassification of Redeemable noncontrolling interest to noncontrolling interest for GFI Back-End Merger	—	—	—	—	—	—	—	222,148	222,148
Purchases of Newmark noncontrolling interest	—	—	731	—	—	—	—	(1,219)	(488)
Other	2	—	(2)	—	—	—	—	1,806	1,806

Balance, December 31, 2015	$2,559	$348	$1,109,000	$50,095	$(212,331)	$(273,492)	$(25,056)	$591,447	$1,242,570

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Nine Months Ended September 30, 2016

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2016	$2,559	$348	$1,109,000	$50,095	$(212,331)	$(273,492)	$(25,056)	$591,447	$1,242,570
Consolidated net income (loss)	—	—	—	—	—	90,266	—	20,854	111,120
Other comprehensive gain, net of tax	—	—	—	—	—	—	5,080	(3)	5,077
Equity-based compensation, 569,344 shares	6	—	1,958	—	—	—	—	1,003	2,967
Dividends to common stockholders	—	—	—	—	—	(126,318)	—	—	(126,318)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(56,562)	(56,562)
Grant of exchangeability and redemption of limited partnership interests, issuance of 6,269,630 shares	63	—	43,803	—	—	—	—	25,788	69,654
Issuance of Class A common stock (net of costs), 1,933,615 shares	19	—	13,856	—	—	—	—	3,445	17,320
Redemption of FPUs, 272,871 units	—	—	—	—	—	—	—	(1,981)	(1,981)
Repurchase of Class A common stock, 9,326,182 shares	—	—	—	—	(64,684)	—	—	(17,137)	(81,821)
Forfeitures of restricted Class A common stock, 59,317 shares	—	—	132	—	(428)	—	—	(78)	(374)
Forfeitures of limited partnership units issued	—	—	11,768	—	—	—	—	(11,768)	—
Issuance of Class A common stock for acquisitions, 1,372,952 shares	13	—	7,575	(6,716)	—	—	—	232	1,104
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	2,486	1,294	—	—	—	988	4,768
Conversion of 4.50% Convertible Notes to Class A common stock, 6,909 shares	—	—	54	—	—	—	—	14	68
Completion of GFI Back-End Mergers and Issuance of Class A common stock, 23,481,192 shares	235	—	258,440	—	—	—	—	(258,690)	(15)
Purchase of Newmark noncontrolling interest	—	—	184	—	—	—	—	(242)	(58)
Other	—	—	(655)	—	—	—	—	161	(494)

Balance, September 30, 2016	$2,895	$348	$1,448,601	$44,673	$(277,443)	$(309,544)	$(19,976)	$297,471	$1,187,025

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

On February 26, 2015, the Company successfully completed a tender offer to acquire shares of common stock, par value $0.01 per share, of GFI Group Inc. (“GFI”) for $6.10 per share in cash and accepted for purchase 54.3 million shares (the “Tendered Shares”) tendered to the Company pursuant to its offer. The Tendered Shares, together with the 17.1 million shares already owned by the Company, represented approximately 56% of GFI’s outstanding shares. On April 28, 2015, a subsidiary of BGC purchased approximately 43.0 million newly issued shares of GFI’s common stock at the price of $5.81 per share for an aggregate purchase price of $250 million, which increased the Company’s ownership in GFI to approximately 67.0%. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bore an interest rate of LIBOR plus 200 basis points.

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

The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. BGC Partners has offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, San Francisco, Santa Clara, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tokyo, Toronto and Washington, D.C., and over 50 other offices.

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

In addition, for the three and nine months ended September 30, 2015, the Company has made reclassifications to previously reported amounts related to GFI to conform to the current presentation for the line items “Compensation and employee benefits” and “Professional and consulting fees.”

The unaudited condensed consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated statements of financial condition, the unaudited condensed consolidated statements of operations, the unaudited condensed consolidated statements of comprehensive income (loss), the unaudited condensed consolidated statements of cash flows and the unaudited condensed consolidated statements of changes in equity of the Company for the periods presented.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which relates to simplifying the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update were effective for the annual period beginning January 1, 2016 for the Company. The adoption of this FASB guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. Acquirers are no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The guidance was effective beginning January 1, 2016. The adoption of this FASB guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income (loss) unless the investments qualify for the new practicability exception. Entities will also have to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income (loss). In addition, entities will be required to present enhanced disclosures of financial assets and financial liabilities. The guidance is effective beginning January 1, 2018, with early adoption of certain provisions of the ASU permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which makes changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2018 and will require adoption on a retrospective basis. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

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

Cantor Units

Cantor units are reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition. Cantor receives allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment); additional limited partnership interests may become exchangeable for Class A common stock on a one-for-one basis (subject to adjustment). Because they are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into Class A common shares would not impact the fully diluted number of shares and units outstanding. Because these limited partnership interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company. Each quarter, net income (loss) is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which the Company has a net loss, the loss allocation for FPUs, limited partnership units and Cantor units is allocated to Cantor and reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In subsequent quarters in which the Company has net income, the initial allocation of income to the limited partnership interests is to “Net income (loss) attributable to noncontrolling interests in subsidiaries,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income (loss) allocated to common stockholders.

3.	Acquisitions

GFI

On February 26, 2015, the Company successfully completed its tender offer to acquire shares of common stock, par value $0.01 per share, of GFI for $6.10 per share in cash and accepted for purchase 54.3 million shares tendered to the Company pursuant to the offer. The Tendered Shares, together with the 17.1 million shares already owned by the Company, represented approximately 56% of the then-outstanding shares of GFI. The Company issued payment for the Tendered Shares on March 4, 2015 in the aggregate amount of $331.1 million. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. The new shares and the note eliminate in consolidation. Following the issuance of the new shares, the Company owned approximately 67% of GFI’s outstanding common stock. On January 12, 2016, the Company completed its acquisition of JPI. Shortly following the JPI Merger, a subsidiary of the Company merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The Company issued approximately 23.5 million shares of its Class A common stock and paid $111.2 million in cash in connection with the closing of the Back-End Mergers. Following the closing of the Back-End Mergers, the Company and its affiliates now own 100% of the outstanding shares of GFI common stock. The excess of total consideration over the fair value of the total net assets acquired, of approximately $450.0 million, has been recorded to goodwill and was allocated to the Company’s Financial Services segment. In addition, “Total revenues” in the Company’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2016 and September 30, 2015 included $416.2 million and $399.9 million, respectively, related to GFI.

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

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of GFI had occurred on January 1, 2015, and as if the Company owned 100% of GFI from the date of acquisition. The unaudited pro forma results are not indicative of operations that would have been achieved, nor are they indicative of future results of operations. The unaudited pro forma results do not reflect any potential cost savings or other operations efficiencies that could result from the acquisition. In addition, the unaudited pro forma condensed combined financial information does not include any adjustments in respect of certain expenses recorded in the GFI financial statements that were associated with non-recurring events unrelated to the acquisition and does not include any adjustments in respect of any potential future sales of assets. However, the unaudited pro forma results below for the nine months ended September 30, 2015 do include non-recurring pro forma adjustments directly related to the acquisition which mainly consisted of: (a) Prior to the acquisition, GFI had entered into an agreement with the CME Group Inc. (“CME”) for CME to acquire GFI. The CME transaction was terminated, and as a result, GFI incurred breakage costs of approximately $24.7 million; (b) Severance and compensation restructuring charges of $22.2 million incurred by GFI; (c) The aggregate of BGC’s and GFI’s professional fees incurred, which totaled $24.9 million; and (d) The $29.0 million gain recorded by the Company upon acquisition of GFI on the 17.1 million shares of GFI common stock owned prior to the completion of the acquisition.

In millions (unaudited)

Nine Months Ended September 30, 2015
Pro forma revenues	$2,065.2
Pro forma consolidated net income (loss)	$94.2

Other Acquisitions

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

On September 13, 2016, the Company acquired several management agreement contracts from the John Buck Company, LLC and Buck Management Group, LLC. On September 30, 2016, the Company completed the acquisition of Continental Realty, Ltd. (“Continental Realty”), a Columbus, Ohio-based company. Continental Realty specializes in commercial realty brokerage and property management throughout Ohio.

On September 23, 2016 the Company completed the acquisition of Perimeter Markets Inc. (“PMI”). PMI develops and operates institutional and retail alternative marketplaces to provide electronic fixed income trading services in Canada.

The total consideration for acquisitions during the nine months ended September 30, 2016, was approximately $22.6 million in total fair value, comprised of cash and BGC Holdings limited partnership units, of which $8.7 million may be issued contingent on certain targets being met through 2022. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $20.2 million.

During the three months ended September 30, 2016, an agreement with the sellers of a prior acquisition was entered into, whereby certain consideration was reduced, which resulted in the return to the Company of 1.6 million partnership units (with an acquisition date fair value of $14.9 million), the reduction of future cash earn-outs of $17.3 million and a repayment to the Company of $1.0 million in cash. As a result, the Company recognized $18.3 million (comprised of $17.3 million earn-out reduction and $1.0 million cash received) in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. These reductions were performance-based.

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

FASB guidance on Earnings Per Share (“EPS”) establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to the Company’s outstanding common stock, FPUs, limited partnership units and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings”).

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income (loss) available to common stockholders	$60,882	$38,371	$90,266	$61,773

Basic weighted-average shares of common stock outstanding	278,601	252,354	276,144	239,856

Basic earnings per share	$0.22	$0.15	$0.33	$0.26

Fully diluted EPS is calculated utilizing net income (loss) available to common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on the convertible notes, if applicable (see Note 17—“Notes Payable, Collateralized and Short-Term Borrowings”), as the numerator. The denominator is comprised of the Company’s weighted-average outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of common stock, including convertible notes, stock options and RSUs. The limited partnership interests generally are potentially exchangeable into shares of Class A common stock and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fully diluted earnings per share
Net income (loss) available to common stockholders	$60,882	$38,371	$90,266	$61,773
Allocation of net income (loss) to limited partnership interests in BGC Holdings, net of tax	30,986	17,846	46,119	28,441
Interest expense on convertible notes, net of tax	253	2,321	3,298	2,905

Net income (loss) for fully diluted shares	$92,121	$58,538	$139,683	$93,119

Weighted-average shares:
Common stock outstanding	278,601	252,354	276,144	239,856
Limited partnership interests in BGC Holdings	147,222	123,221	144,341	119,334
Convertible notes	2,121	—	11,495	—
RSUs (Treasury stock method)	423	666	425	770
Other	1,394	17,785	2,308	10,187

Fully diluted weighted-average shares of common stock outstanding	429,761	394,026	434,713	370,147

Fully diluted earnings per share	$0.21	$0.15	$0.32	$0.25

For the three months ended September 30, 2016 and 2015, respectively, approximately 1.0 million and 10.1 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2016 included, on a weighted-average basis, 1.0 million other securities or other contracts to issue shares of common stock. Anti-dilutive securities for the three months ended September 30, 2015 included, on a weighted-average basis, 10.1 million other securities or other contracts to issue shares of common stock. These 10.1 million shares represented the weighted average of the 24.5 million shares that were to be issued for the completion of the Company’s acquisition of GFI.

Additionally, as of September 30, 2016 and 2015, respectively, approximately 3.9 million and 7.0 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

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

Changes in shares of the Company’s Class A common stock outstanding for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares outstanding at beginning of period	241,292,033	213,656,458	219,063,365	185,108,316
Share issuances:
Exchanges of limited partnership interests[1]	2,947,876	2,393,879	6,269,630	6,356,624
Issuance of Class A common stock for general corporate purposes	—	—	1,648,000	—
Vesting of restricted stock units (RSUs)	81,873	85,698	569,344	734,445
Acquisitions	125,111	—	24,854,144	757,287
Conversion of 8.75% Convertible Notes to Class A common stock	—	—	—	24,042,599
Other issuances of Class A common stock	250,219	56,637	292,524	109,605
Treasury stock repurchases	(1,341,947)	(100,000)	(9,326,182)	(841,081)
Forfeitures of restricted Class A common stock	(43,657)	(43,624)	(59,317)	(218,747)

Shares outstanding at end of period	243,311,508	216,049,048	243,311,508	216,049,048

[1]	The issuances related to exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.

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

The Company did not issue any shares of Class B common stock during the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016 and 2015, there were 34,848,107 shares of the Company’s Class B common stock outstanding.

Controlled Equity Offering

The Company has entered into a controlled equity offering (“CEO”) sales agreement with CF&Co (“November 2014 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its CEO sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of September 30, 2016, the Company has sold 12,419,806 shares of Class A common stock under this agreement. For additional information, see Note 13—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. In February 2014, the Company’s Audit Committee authorized such repurchases of stock or units from Cantor, employees and partners. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of September 30, 2016, the Company had approximately $168.1 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units. The table below represents unit redemption and share repurchase activity for the three and nine months ended September 30, 2016:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1,2]
January 1, 2016—March 31, 2016	775,791	$8.59
April 1, 2016—June 30, 2016	1,804,365	8.91
July 1, 2016—September 30, 2016	2,444,069	8.90

Total Redemptions	5,024,225	$8.85

Repurchases[3,4]
January 1, 2016—March 31, 2016	7,187,046	$8.72
April 1, 2016—June 30, 2016	797,189	9.04
July 1, 2016—July 31, 2016	52,877	8.78
August 1, 2016—August 31, 2016	94,003	8.81
September 1, 2016—September 30, 2016	1,195,067	8.91

Total Repurchases	9,326,182	$8.77

Total Redemptions and Repurchases	14,350,407	$8.80	$168,103,646

[1]	During the three months ended September 30, 2016, the Company redeemed approximately 2.3 million limited partnership units at an aggregate redemption price of approximately $20.6 million for an average price of $8.90 per unit and approximately 132.7 thousand FPUs at an aggregate redemption price of approximately $1.2 million for an average price of $8.81 per unit. During the three months ended September 30, 2015, the Company redeemed approximately 1.5 million limited partnership units at an aggregate redemption price of approximately $13.6 million for an average price of $9.03 per unit and approximately 54.9 thousand FPUs at an aggregate redemption price of approximately $294.4 thousand for an average price of $5.36 per unit.
[2]	During the nine months ended September 30, 2016, the Company redeemed approximately 4.8 million limited partnership units at an aggregate redemption price of approximately $42.2 million for an average price of $8.87 per unit and approximately 272.9 thousand FPUs at an aggregate redemption price of approximately $2.3 million for an average price of $8.48 per unit. During the nine months ended September 30, 2015, the Company redeemed approximately 4.8 million limited partnership units at an aggregate redemption price of approximately $42.0 million for an average price of $8.82 per unit and approximately 82.5 thousand FPUs at an aggregate redemption price of approximately $510.2 thousand for an average price of $6.18 per unit.
[3]	During the three months ended September 30, 2016, the Company repurchased approximately 1.3 million shares of its Class A common stock at an aggregate purchase price of approximately $11.9 million for an average price of $8.90 per share. During the three months ended September 30, 2015, the Company repurchased approximately 100 thousand shares of its Class A common stock at an aggregate purchase price of approximately $900.9 thousand for an average price of $9.01 per share
[4]	During the nine months ended September 30, 2016, the Company repurchased approximately 9.3 million shares of its Class A common stock at an aggregate purchase price of approximately $81.7 million for an average price of $8.77 per share. During the nine months ended September 30, 2015, the Company repurchased approximately 0.8 million shares of its Class A common stock at an aggregate purchase price of approximately $6.8 million for an average price of $8.07 per share.

The table above represents the gross unit redemptions and share repurchases of the Company’s Class A common stock during the nine months ended September 30, 2016. Approximately 4.3 million of the 5.0 million units above were redeemed using cash from the Company’s CEO program, and therefore did not impact the fully diluted number of shares and units outstanding. The remaining redemptions along with the Class A common stock repurchases resulted in a 10.0 million reduction in the fully diluted share count. This net reduction cost the Company approximately $87.8 million (or $8.76 per share/unit) during the nine months ended September 30, 2016. This reduction partially offset the overall growth in the fully diluted share count which resulted from shares issued for general corporate purposes, acquisitions, equity-based compensation and front office hires.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$57,145	$59,501
Consolidated net income allocated to FPUs	5,588	3,227
Earnings distributions	(4,067)	—
Re-allocation of equity due to additional investment by founding/working partners	—	80
FPUs exchanged	(1,890)	(842)
FPUs redeemed	(334)	(243)
Other	(1)	3

Balance at end of period	$56,441	$61,726

7.	Securities Owned and Securities Sold, Not Yet Purchased

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $212.1 million as of September 30, 2016 and $32.4 million as of December 31, 2015. There were no Securities sold, not yet purchased as of September 30, 2016 and December 31, 2015. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”

8.	Collateralized Transactions

Securities loaned

As of September 30, 2016, the Company had no Securities loaned transactions. As of December 31, 2015, the Company had Securities loaned transactions of $117.9 million with CF&Co. The market value of the securities lent was $116.3 million. As of December 31, 2015, the cash collateral received from CF&Co bore interest rates ranging from 0.80% to 1.00%. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

9.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $179.9 million and $650.4 million as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, the Company held Marketable securities classified as trading securities with a market value of $168.1 million and $644.9 million, respectively. These securities are measured at fair value, with any changes in fair value recognized currently in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended September 30, 2016 and 2015, the Company recognized a net gain (realized and unrealized) of $6.1 million and $4.4 million, respectively, related to the mark-to-market on these shares and any related hedging transactions when applicable. During the nine months ended September 30, 2016 and 2015, the Company recognized a net gain (realized and unrealized) of $12.8 million and $5.3 million, respectively, related to the mark-to-market on these shares and any related hedging transactions when applicable.

In connection with the Company’s sale of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, Inc. (“Nasdaq,” formerly known as “NASDAQ OMX Group, Inc.”) on June 28, 2013, the Company will receive a remaining earn-out of up to 10,914,717 shares of Nasdaq common stock ratably over the next approximately 11 years, provided that Nasdaq, as a whole, produces at least $25 million in gross revenues each year. During the three months ended September 30, 2016 and 2015, in connection with the Nasdaq earn-out, the Company recognized gains of $67.0 million and $52.9 million, respectively, in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

        As of September 30, 2016 and December 31, 2015, the Company held marketable securities classified as available-for-sale with a market value of $11.8 million and $5.5 million, respectively. These securities are measured at fair value, with unrealized gains or losses included as part of “Other comprehensive income (loss)” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss). During the three months ended September 30, 2016 and 2015, the Company recognized a gain of $0.5 million and $0.1 million, respectively, related to these Marketable securities classified as available-for-sale. During the nine months ended September 30, 2016 and 2015, the Company recognized a loss of $0.7 million and a gain of $12.8 million respectively, related to these Marketable securities classified as available-for-sale. In addition, for the nine months ended September 30, 2015, the Company recorded a $29.0 million gain upon acquisition of GFI on the 17.1 million shares of GFI common stock owned prior to the completion of the acquisition, which were previously classified as available-for-sale marketable securities. The $29.0 million gain previously recorded in “Accumulated other comprehensive income (loss)” was recorded as a gain in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2016, the Company purchased Marketable securities with a market value of $68.4 million at the time of purchase and sold Marketable securities with a market value of $618.1 million at the time of sale. The majority (or $561.6 million) of the Marketable securities sold during the nine months ended September 30, 2016 was related to the shares of ICE that the Company received for the sale of Trayport in December 2015.

10.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s Nasdaq shares and/or ICE shares (see Note 11—“Derivatives”). As of September 30, 2016 and December 31, 2015, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$1,603,087	$692,530
Receivables from clearing organizations	134,079	92,915
Other receivables from broker-dealers and customers	14,554	18,252
Net pending trades	11,048	6,544
Open derivative contracts	1,066	1,999

Total	$1,763,834	$812,240

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$1,551,527	$660,365
Payables to clearing organizations	40,096	30,037
Other payables to broker-dealers and customers	20,939	23,287
Open derivative contracts	775	1,134

Total	$1,613,337	$714,823

A portion of these receivables and payables are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of September 30, 2016 have subsequently settled at the contracted amounts.

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

	September 30, 2016		December 31, 2015
Derivative contract	Assets	Liabilities	Assets	Liabilities
Futures	$67	$336	$39	$44
Interest rate swaps	338	—	256	—
Foreign exchange swaps	607	439	883	375
Foreign exchange/commodities options	54	—	—	537
Forwards	—	—	821	178

Total	$1,066	$775	$1,999	$1,134

The notional amounts of these derivative contracts at September 30, 2016 and December 31, 2015 were $11.8 billion and $10.9 billion, respectively. At September 30, 2016, the notional amounts primarily consisted of long futures and short futures of $5.7 billion each. As of September 30, 2016, these notional values of long and short futures contracts were primarily related to fixed income futures in a consolidated VIE acquired in the acquisition of GFI, of which the Company’s exposure to economic loss is approximately $4.3 million.

The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. Certain of the Company’s foreign exchange swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position at September 30, 2016 was $1.1 million.

The change in fair value of interest rate swaps, futures, foreign exchange/commodities options and foreign exchange swaps is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations, and the change in fair value of equity options related to the Nasdaq and ICE hedges are included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative contract	2016	2015	2016	2015
Futures	$2,356	$2,058	$6,824	$7,845
Interest rate swaps	15	18	28	(57)
Foreign exchange swaps	306	(148)	563	(182)
Foreign exchange/commodities options	2,735	1,100	9,292	7,511
Forwards	—	(378)	152	527
Equity options	722	—	4,551	—

Gain (loss)	$6,134	$2,650	$21,410	$15,644

As described in Note 17—“Notes Payable, Collateralized and Short-Term Borrowings,” on July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”) that contained an embedded conversion feature. The conversion feature met the requirements to be accounted for as an equity instrument, and the Company classified the conversion feature within “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of financial condition. At the issuance of the 4.50% Convertible Notes, the embedded conversion feature was measured at approximately $19.0 million on a pre-tax basis ($16.1 million net of taxes and issuance costs) as the difference between the proceeds received and the fair value of a similar liability without the conversion feature and was not subsequently remeasured.

On July 13, 2016, certain holders of the 4.50% Convertible Notes converted $68.0 thousand in principal amount of notes, and upon conversion, the Company delivered 6,909 shares of its Class A common stock to such holders. On July 15, 2016, the Company, upon maturity, repaid the remaining approximately $159.9 million principal amount of its 4.50% Convertible Notes.

Also in connection with the issuance of the 4.50% Convertible Notes, the Company entered into capped call transactions. The capped call transactions met the requirements to be accounted for as equity instruments, and the Company classified the capped call transactions within “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of financial condition. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis) at the issuance of the 4.50% Convertible Notes, and such capped call transactions were not subsequently remeasured. The capped call transactions expired unexercised on July 13, 2016.

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

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at September 30, 2016 and December 31, 2015 (in thousands):

	Assets at Fair Value at September 30, 2016
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$179,904	$—	$—	$—	$179,904
Government debt	211,857	—	—	—	211,857
Securities owned—Equities	199	—	—	—	199
Foreign exchange swaps	—	763	—	(156)	607
Interest rate swaps	—	340	—	(2)	338
Futures	—	67	—	—	67
Foreign exchange/commodities options	54	—	—	—	54

Total	$392,014	$1,170	$—	$(158)	$393,026

	Liabilities at Fair Value at September 30, 2016
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Futures	$—	$336	$—	$—	$336
Foreign exchange swaps	—	595	—	(156)	439
Interest rate swaps	—	2	—	(2)	—
Contingent consideration	—	—	49,981	—	49,981

Total	$—	$933	$49,981	$(158)	$50,756

	Assets at Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$650,315	$85	$—	$—	$650,400
Government debt	32,352	—	—	—	32,352
Securities owned—Equities	9	—	—	—	9
Forwards	—	869	—	(48)	821
Foreign exchange swaps	—	1,256	—	(373)	883
Interest rate swaps	—	283	—	(27)	256
Futures	—	39	—	—	39
Foreign exchange/commodities options	309	—	—	(309)	—

Total	$682,985	$2,532	$—	$(757)	$684,760

	Liabilities at Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Forwards	$—	$226	$—	$(48)	$178
Futures	—	44	—	—	44
Government debt	12	—	—	—	12
Foreign exchange/commodities options	846	—	—	(309)	537
Foreign exchange swaps	—	748	—	(373)	375
Interest rate swaps	—	27	—	(27)	—
Contingent consideration	—	—	65,043	—	65,043

Total	$858	$1,045	$65,043	$(757)	$66,189

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the three months ended September 30, 2016 are as follows (in thousands):

	Opening Balance	Total realized and unrealized gains (losses) included in Net income (loss) (1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at September 30, 2016	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2016
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$62,272	$16,570	$(14)	$5,631	$(1,366)	$49,981	$(711)

(1)	Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the three months ended September 30, 2015 are as follows (in thousands):

	Opening Balance	Total realized and unrealized gains (losses) included in Net income (loss) (1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at September 30, 2015	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2015
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$77,693	$(307)	$184	$1,031	$(2,554)	$76,293	$(123)

(1)	Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the nine months ended September 30, 2016 are as follows (in thousands):

	Opening Balance	Total realized and unrealized gains (losses) included in Net income (loss) (1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at September 30, 2016	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2016
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$65,043	$15,822	$131	$7,042	$(6,151)	$49,981	$(1,314)

(1)	Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the nine months ended September 30, 2015 are as follows (in thousands):

	Opening Balance	Total realized and unrealized gains (losses) included in Net income (loss) (1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at September 30, 2015	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2015
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$56,299	$(1,772)	$383	$25,250	$(6,645)	$76,293	$(1,389)

(1)	Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition			Net Amount
				Gross Amounts Not Offset
				Financial Instruments	Cash Collateral Received
Assets
Foreign exchange swaps	$763	$156	$607	$—	$—	$607
Interest rate swaps	340	2	338	—	—	338
Futures	67	—	67	—	—	67
Foreign exchange /commodities options	54	—	54	—	—	54

Total	$1,224	$158	$1,066	$—	$—	$1,066

Liabilities
Foreign exchange swaps	$595	$156	$439	$—	$—	$439
Interest rate swaps	2	2	—	—	—	—
Futures	336	—	336	—	—	336

Total	$933	$158	$775	$—	$—	$775

	December 31, 2015
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition			Net Amount
				Gross Amounts Not Offset
				Financial Instruments	Cash Collateral Received
Assets
Forwards	$869	$48	$821	$—	$—	$821
Foreign exchange swaps	1,256	373	883	—	—	883
Interest rate swaps	283	27	256	—	—	256
Futures	39	—	39	—	—	39
Foreign exchange /commodities options	309	309	—	—	—	—

Total	$2,756	$757	$1,999	$—	$—	$1,999

Liabilities
Forwards	$226	$48	$178	$—	$—	$178
Foreign exchange swaps	748	373	375	—	—	375
Interest rate swaps	27	27	—	—	—	—
Futures	44	—	44	—	—	44
Foreign exchange /commodities options	846	309	537	—	—	537

Total	$1,891	$757	$1,134	$—	$—	$1,134

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

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of September 30, 2016	Valuation Technique	Unobservable Inputs	Weighted Average
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$49,981	Present value of expected payments	Discount rate Forecasted financial information	6.0	%(a)

(a)	The Company’s estimate of contingent consideration as of September 30, 2016 was based on the acquired businesses’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2015	Valuation Technique	Unobservable Inputs	Weighted Average
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$65,043	Present value of expected payments	Discount rate Forecasted financial information	5.6	%(a)

(a)	The Company’s estimate of contingent consideration as of December 31, 2015 was based on the acquired businesses’ projected future financial performance, including revenues.

Valuation Processes – Level 3 Measurements

Valuations for contingent consideration are conducted by the Company. Each reporting period, the Company updates unobservable inputs. The Company has a formal process to review changes in fair value for satisfactory explanation.

Sensitivity Analysis – Level 3 Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. As of September 30, 2016 and December 31, 2015, the present value of expected payments related to the Company’s contingent consideration was $50.0 million and $65.0 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $51.7 million and $76.1 million, respectively.

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

For the three months ended September 30, 2016 and 2015, the Company recognized related party revenues of $6.1 million and $6.6 million, respectively, for the services provided to Cantor. For the nine months ended September 30, 2016 and 2015, the Company recognized related party revenues of $18.1 million and $19.3 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended September 30, 2016 and 2015, the Company was charged $12.5 million and $10.9 million, respectively, for the services provided by Cantor and its affiliates, of which $7.5 million and $6.0 million, respectively, were to cover compensation to leased employees for the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, the Company was charged $35.2 million and $32.3 million, respectively, for the services provided by Cantor and its affiliates, of which $20.4 million and $18.7 million, respectively, were to cover compensation to leased employees for the nine months ended September 30, 2016 and 2015. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2016, Cantor’s share of the net loss in Tower Bridge was $1.4 million, and for the three months ended September 30, 2015, Cantor’s share of net profit was $0.8 million. For the nine months ended September 30, 2016 and 2015, Cantor’s share of the net profit in Tower Bridge was $1.9 million and $1.7 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of September 30, 2016 and December 31, 2015, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended September 30, 2016 and 2015, the Company recognized its share of foreign exchange gains of $684 thousand and $64 thousand, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized its share of foreign exchange losses of $106 thousand and $19 thousand, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Company’s Audit Committee. During the three months ended September 30, 2016 and 2015, the Company recorded revenues from Cantor entities of $36.0 thousand and $62.0 thousand, respectively, related to commissions paid to the Company by Cantor. During the nine months ended September 30, 2016 and 2015, the Company recorded revenues from Cantor entities of $116.0 thousand and $266.0 thousand, respectively, related to commissions paid to the Company by Cantor.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2016 and December 31, 2015, the Company did not have any investments in the program.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 14,850,946 shares of Class A common stock owned by them as of September 30, 2016 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short-term borrowing rate then in effect, plus 1%. On October 1, 2015, the Company borrowed $100.0 million under this facility (the “Cantor Loan”). The Company did not have any interest expense related to the Cantor Loan for the three and nine months ended September 30, 2016 or 2015. The Cantor Loan was repaid on December 31, 2015. As of September 30, 2016, there were no borrowings outstanding under this facility.

On February 9, 2016, the Audit Committee of the Board of Directors authorized the Company to enter into an arrangement with Cantor in which the Company would provide dedicated development services to Cantor at a cost to the Company not to exceed $1.4 million per year for the purpose of Cantor developing the capacity to provide quotations in certain securities from time to time. The services are terminable by either party at any time and will be provided on the terms and conditions set forth in the existing Administrative Services Agreement. The Company did not provide any development services to Cantor in the three or nine months ended September 30, 2016.

In July 2016, the Audit Committee of the Company authorized the Company to provide real estate and related services, including real estate advice, brokerage, property or facilities management, appraisals and valuations and other services, to Cantor on rates and terms no less favorable to the Company than those charged to third-party customers. The Company and Cantor expect to enter into these arrangements from time to time. The Company did not provide any such real estate and related services in the three and nine months ended September 30, 2016.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of September 30, 2016 and December 31, 2015, the Company had receivables from Freedom International Brokerage of $1.8 million and $4.1 million, respectively. As of September 30, 2016 and December 31, 2015, the Company had $0.6 million and $0.9 million, respectively, in receivables from Cantor related to open derivative contracts. As of September 30, 2016 and December 31, 2015, the Company had $0.4 million and $0.4 million, respectively, in payables to Cantor related to open derivative contracts. Additionally, as of December 31, 2015, the Company had $4.6 million in payables to Cantor related to fails and equity trades pending settlement. As of September 30, 2016, the Company did not have any payables to Cantor related to fails and pending trades.

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

As of September 30, 2016 and December 31, 2015, the aggregate balance of employee loans, net of reserve, was $254.0 million and $158.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2016 and 2015 was $23.7 million and $11.1 million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2016 and 2015 was $44.7 million and $30.9 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75%

Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. On April 13, 2015, the Company’s 8.75% Convertible Notes, due April 15, 2015, were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, and the shares were issued to Cantor as settlement of the notes. The Company did not record any interest expense related to the 8.75% Convertible Notes for the three months ended September 30, 2015. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.8 million for the nine months ended September 30, 2015. See Note 17—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information. On June 15, 2015, the Company filed a resale registration statement on Form S-3 pursuant to which 24,042,599 shares of Class A common stock may be sold from time to time by Cantor or by certain of its pledgees, donees, distributees, counterparties, transferees or other successors in interest of the shares, including banks or other financial institutions which may enter into stock pledge, stock loan or other financing transactions with Cantor or its affiliates, as well as by their respective pledgees, donees, distributees, counterparties, transferees or other successors in interest.

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

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into the November 2014 Sales Agreements with CF&Co, as the Company’s sales agent. During the three months ended September 30, 2016, the Company sold 2.3 million shares under the November 2014 Sales Agreement for aggregate proceeds of $20.7 million, at a weighted-average price of $9.05 per share. For the three months ended September 30, 2016 and 2015, the Company was charged approximately $0.4 million and $0.3 million, respectively, for services provided by CF&Co related to the Company’s November 2014 Sales Agreement. During the nine months ended September 30, 2016, the Company sold 6.0 million shares under the November 2014 Sales Agreement for aggregate proceeds of $54.4 million, at a weighted-average price of $9.12 per share. For the nine months ended September 30, 2016 and 2015, the Company was charged approximately $1.1 million and $0.8 million, respectively, for services provided by CF&Co related to the Company’s November 2014 Sales Agreement. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

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

On October 3, 2014, management was granted approval by our Board of Directors and Audit Committee to enter into stock loan transactions with CF&Co utilizing shares of Nasdaq stock or other equities. Such stock loan transactions will bear market terms and rates. As of September 30, 2016, the Company had no Securities loaned transactions with CF&Co.

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

Transactions with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized the Company to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with the Company’s acquisition and other business strategies in commercial real estate and other businesses. Such services are provided at fees not to exceed the fully-allocated cost of such services, plus 10%. In connection with this agreement, the Company did not recognize any expense for the three and nine months ended September 30, 2016 and 2015.

The Company also has a referral agreement in place with CCRE, in which the Company’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement, the Company recognized revenues of $3.8 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. The Company recognized revenues of $5.6 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively. This revenue was recorded as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

The Company also has a revenue-share agreement with CCRE, in which the Company pays CCRE for referrals for leasing or other services. In connection with this agreement, the Company paid $0.1 million and $0.1 million to CCRE for the three months ended September 30, 2016 and 2015, respectively. The Company paid $0.4 million and $0.3 million to CCRE for the nine months ended September 30, 2016 and 2015, respectively.

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

As of September 30, 2016, there were 1,166,503 FPUs remaining in which BGC Holdings had the right to redeem or exchange and Cantor had the right to purchase an equivalent number of Cantor units.

Transactions with Executive Officers and Directors

On May 9, 2014, partners of BGC Holdings approved the Tenth Amendment to the Agreement of Limited Partnership of BGC Holdings (the “Tenth Amendment”) effective as of May 9, 2014. In order to facilitate partner compensation and for other corporate purposes, the Tenth Amendment creates a new class of partnership units (“NPSUs”).

NPSUs granted to Executive Officers are not entitled to participate in partnership distributions, will not be allocated any items of profit or loss, may not be made exchangeable into shares of the Company’s Class A common stock and will not be included in the fully diluted share count. Subject to the approval of the Compensation Committee or its designee, such N Units may be converted into the underlying unit type (i.e. an NREU will be converted into an REU) and will then participate in partnership distributions, subject to terms and conditions determined by the general partner of BGC Holdings in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations. The Tenth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

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

On January 30, 2015, the Compensation Committee granted 4,000,000 NPSUs to Mr. Lutnick and 1,000,000 NPSUs to Mr. Lynn (the Company’s President). These awards convert 25% per year on January 1 of each year beginning January 1, 2016 such that 1,000,000 of Mr. Lutnick’s NPSUs and 250,000 of Mr. Lynn’s NPSUs may be converted into an equivalent number of non-exchangeable PSUs/PPSUs for Mr. Lutnick and non-exchangeable LPUs/PLPUs for Mr. Lynn on each conversion date, subject to the approval of the Compensation Committee for all such conversions beginning in 2016. The grant of exchange rights with respect to such PSUs/PPSUs and LPUs/PLPUs will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, and any grants of exchangeability shall be subject to the approval of the Compensation Committee. Upon the signing of any agreement that would result in a “Change in Control” (as defined in the Amended and Restated Change in Control Agreement entered into by Mr. Lutnick and the applicable Deed of Adherence entered into by Mr. Lynn), (1) any unvested NPSUs held by Mr. Lutnick or Mr. Lynn shall convert in full and automatically be converted into exchangeable PSUs/PPSUs or LPUs/PLPUs (i.e., such PSUs and LPUs shall be exchangeable for shares of Class A common stock and PPSUs and PLPUs shall be exchangeable for cash), and (2) any non-exchangeable PSUs/PPSUs held by Mr. Lutnick and non-exchangeable LPUs/PLPUs held by Mr. Lynn shall become immediately exchangeable, which exchangeability may be exercised in connection with such “Change in Control,” except that, with respect to (1) and (2), 9.75% of Mr. Lynn’s LPUs/PLPUs shall be deemed to be redeemed for zero in proportion to such exchanges of LPUs/PLPUs in accordance with the customary LPU/PLPU structure.

On January 30, 2015, the Compensation Committee approved the acceleration of the lapse of restrictions on transferability with respect to an aggregate of 598,904 shares of restricted stock held by our executive officers as follows: Mr. Lynn, 455,733 shares; Mr. Merkel, 16,354 shares; Mr. Windeatt (the Company’s Chief Operating Officer), 95,148 shares; and Mr. Sadler (the Company’s former Chief Financial Officer), 31,669 shares. On January 30, 2015, these executives sold these shares to the Company at $7.83 per share. In connection with such sales, an aggregate of 87,410 of LPUs were redeemed for zero as follows: Mr. Lynn, 68,381 units; Mr. Windeatt, 14,277 units; and Mr. Sadler 4,752 units.

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

In July 2016, the Audit Committee authorized the purchase by Mr. Lutnick’s retirement plan of up to $350,000 in Class A common stock at the closing price on the date of purchase. 36,405 shares of Class A common stock were purchased by the plan on August 16, 2016, at $8.77 per share, the closing price on the date of purchase.

On September 30, 2016, Mr. Merkel elected to sell, and the Company agreed to purchase, an aggregate of 16,634 shares of the Company’s Class A common stock at a price of $8.75 per share, the closing price of the Company’s Class A common stock on such date. On September 30, 2016, certain trusts for the benefit of Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee of each trust and Mr. Merkel has the power to remove and replace such trustee, elected to sell, and the Company agreed to purchase, an aggregate of 4,131 shares of the Company’s Class A common stock on the same terms. These transactions were included in the Company’s stock repurchase authorization and authorized by the Audit Committee of the Board of Directors.

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

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of September 30, 2016, the remaining liability associated with this commitment was $37.9 million, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

On February 23, 2016, the Company purchased from the Relief Fund 970,639 shares of the Company’s Class A common stock at a price of $8.72 per share, the closing price on the date of the transaction.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million, to $16.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended September 30, 2016, the Company did not make any cash contributions to Aqua. During the three months ended September 30, 2015, the Company made $0.3 million, in cash contributions to Aqua. During the nine months ended September 30, 2016 and 2015, the Company made $1.1 million and $1.0 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company has also entered into a Subordinated Loan Agreement with Aqua, whereby the Company loaned Aqua the principal sum of $980 thousand. The scheduled maturity date on the subordinated loan is September 1, 2018, and the current rate of interest on the loan is three month LIBOR plus 600 basis points. The loan to Aqua is recorded as part of “Receivables from related parties” in the Company’s unaudited condensed consolidated statements of financial condition.

14.	Investments

Equity Method and Similar Investments

(in thousands)	September 30, 2016	December 31, 2015
Equity method investments	$41,405	$32,277
Cost method investments	1,304	1,536

	$42,709	$33,813

The Company recognized gains of $0.7 million and $1.0 million related to its equity method investments for the three months ended September 30, 2016 and 2015, respectively. The Company recognized gains of $1.7 million related to its equity method investments for both the nine months ended September 30, 2016 and 2015. The Company’s share of the gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations. As a result of the GFI acquisition, the Company also had certain investments in brokerage businesses in which the Company had a contractual right to receive a percentage of revenues, less certain direct expenses. The Company accounted for these investments in a manner similar to the equity method of accounting. The sale of KBL (see Note 4–“Divestitures”) in May 2015 included these investments. Through the date of sale, the Company’s share of gain on these investments was $1.0 million. The Company’s total share of gains and losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statement of operations.

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of September 30, 2016 and December 31, 2015. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	September 30, 2016		December 31, 2015
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$4,886	$5,866	$3,858	$4,838

[1]	The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. As of September 30, 2016, the Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.

Consolidated VIE

Through the acquisition of GFI, the Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $7.7 million at September 30, 2016, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.6 million at September 30, 2016. The Company’s exposure to economic loss on this VIE is approximately $4.3 million.

Cost Method Investments

As a result of the GFI acquisition, the Company acquired investments for which it did not have the ability to exert significant influence over operating and financial policies. These investments are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other. At September 30, 2016 and December 31, 2015, the carrying value of these cost method investments was $1.3 million and $1.5 million, respectively.

During the three months ended September 30, 2016, the Company sold cost method investments that had a carrying value of $0.1 million for total proceeds of $7.1 million. As a result of this sale, the Company recognized a $7.0 million gain on the sale of these investments, which is included in “Gain (loss) on divestiture and sale of investments” in the Company’s unaudited condensed consolidated statements of operations.

15.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Computer and communications equipment	$148,012	$142,511
Software, including software development costs	151,176	140,416
Leasehold improvements and other fixed assets	162,031	137,736

	461,219	420,663
Less: accumulated depreciation and amortization	(305,879)	(274,790)

Fixed assets, net	$155,340	$145,873

Depreciation expense was $7.3 million and $8.7 million for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense was $20.9 million and $24.2 million for the nine months ended September 30, 2016 and 2015, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

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

For the three months ended September 30, 2016 and 2015, software development costs totaling $7.3 million and $5.5 million, respectively, were capitalized. For the nine months ended September 30, 2016 and 2015, software development costs totaling $17.6 million and $12.5 million, respectively, were capitalized. Amortization of software development costs totaled $6.3 million and $5.8 million for the three months ended September 30, 2016 and 2015, respectively. Amortization of software development costs totaled $20.9 million and $17.0 million for the nine months ended September 30, 2016 and 2015, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.6 million and $1.1 million were recorded for the three months ended September 30, 2016 and 2015, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $3.7 million and $18.8 million were recorded for the nine months ended September 30, 2016 and 2015, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

16.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2016 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2015	$418,929	$392,837	$811,766
Acquisitions	1,785	18,445	20,230
Measurement period adjustments	(3,803)	1,856	(1,947)
Cumulative translation adjustment	197	—	197

Balance at September 30, 2016	$417,108	$413,138	$830,246

During the nine months ended September 30, 2016, the Company recognized additional goodwill of approximately $1.8 million which was allocated to the Company’s Financial Services segment, and $18.4 million which was allocated to the Company’s Real Estate Services segment. See Note 3—“Acquisitions” for more information.

During the nine months ended September 30, 2016, the Company recognized measurement period adjustments of approximately $(3.8) million relating to Financial Services, and $1.9 million for Real Estate Services.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	September 30, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$118,510	$24,380	$94,130	17.7
Technology	23,960	5,420	18,540	5.4
Noncompete agreements	17,988	8,372	9,616	2.8
Patents	11,236	9,116	2,120	1.9
All other	16,437	13,539	2,898	1.8

Total definite life intangible assets	188,131	60,827	127,304	14.1
Indefinite life intangible assets:
Trade names	90,255	—	90,255	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	91,755	—	91,755	N/A

Total	$279,886	$60,827	$219,059	14.1

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$118,725	$18,020	$100,705	17.9
Technology	23,960	2,852	21,108	6.2
Noncompete agreements	17,989	5,238	12,751	3.4
Patents	13,084	10,188	2,896	2.3
All other	16,161	11,409	4,752	2.3

Total definite life intangible assets	189,919	47,707	142,212	14.0
Indefinite life intangible assets:
Trade names	90,255	—	90,255	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	91,755	—	91,755	N/A

Total	$281,674	$47,707	$233,967	14.0

Intangible amortization expense was $4.8 million and $7.6 million for the three months ended September 30, 2016 and 2015, respectively. Intangible amortization expense was $15.0 million and $21.2 million for the nine months ended September 30, 2016 and 2015, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

The estimated future amortization expense of definite life intangible assets as of September 30, 2016 is as follows (in millions):

2016	$4.4
2017	16.3
2018	12.4
2019	10.9
2020	9.3
2021 and thereafter	74.0

Total	$127.3

17.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
4.50% Convertible Notes	$—	$157,332
8.125% Senior Notes	109,240	109,147
5.375% Senior Notes	296,837	296,100
8.375% Senior Notes	249,078	255,300
5.125% Senior Notes	296,026	—
Collateralized borrowings	17,930	22,998

Total	$969,111	$840,877

The Company’s Convertible Notes and Senior Notes are recorded at amortized cost. As of September 30, 2016 and December 31, 2015, the carrying amounts and estimated fair values of the Company’s Convertible Notes and Senior Notes were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.50% Convertible Notes	$—	$—	$157,332	$173,700
8.125% Senior Notes	109,240	116,820	109,147	121,095
5.375% Senior Notes	296,837	314,625	296,100	309,750
8.375% Senior Notes	249,078	259,350	255,300	263,724
5.125% Senior Notes	296,026	313,125	—	—

Total	$951,181	$1,003,920	$817,879	$868,269

The fair values of the Senior Notes and 4.50% Convertible Notes were determined using observable market prices as these securities are traded and are considered Level 1 and Level 2, respectively, within the fair value hierarchy, based on whether they are deemed to be actively traded.

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The 8.75% Convertible Notes were senior unsecured obligations and ranked equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bore an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. On April 13, 2015, the Company’s 8.75% Convertible Notes were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, issued to Cantor. The Company did not record any interest expense related to the 8.75% Convertible Notes for the three months ended September 30, 2015. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.8 million for the nine months ended September 30, 2015.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes due July 15, 2016. The 4.50% Convertible Notes were general senior unsecured obligations of the Company. The 4.50% Convertible Notes paid interest semiannually at a rate of 4.50% per annum and were priced at par. The Company recorded interest expense related to the 4.50% Convertible Notes of $0.5 million and $3.0 million for the three months ended September 30, 2016 and 2015, respectively. The Company recorded interest expense related to the 4.50% Convertible Notes of $6.6 million and $9.0 million for the nine months ended September 30, 2016 and 2015, respectively.

On July 13, 2016, certain holders of the 4.50% Convertible Notes converted $68,000 in principal amount of notes, and, upon conversion, the Company delivered 6,909 shares of its Class A common stock to such holders. On July 15, 2016, the Company repaid the remaining approximately $159.9 million principal amount of its 4.50% Convertible Notes that matured on July 15, 2016.

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which were expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, was greater than the strike price of the capped call transactions. The capped call transactions expired unexercised on July 13, 2016.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes
	September 30, 2016	December 31, 2015
Principal amount of debt component	$—	$160,000
Unamortized discount	—	(2,668)
Carrying amount of debt component	—	157,332
Equity component	—	18,972
Effective interest rate	—	7.61%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016
Conversion price	$—	$9.84
Number of shares to be delivered upon conversion	—	16,260,160
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the three months ended		For the three months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Coupon interest	$280	$1,800	$—	$—
Amortization of discount	207	1,206	—	—

Total interest expense	$487	$3,006	$—	$—

	4.50% Convertible Notes		8.75% Convertible Notes
	For the nine months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Coupon interest	$3,880	$5,400	$—	$3,828
Amortization of discount	2,666	3,590	—	—

Total interest expense	$6,546	$8,990	$—	$3,828

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $2.3 million for both the three months ended September 30, 2016 and 2015. The Company recorded interest expense related to the 8.125% Senior Notes of $6.9 million for both the nine months ended September 30, 2016 and 2015.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $4.3 million for both the three months ended September 30, 2016 and 2015. The Company recorded interest expense related to the 5.375% Senior Notes of $12.8 million for both the nine months ended September 30, 2016 and 2015.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). The carrying value of these notes as of September 30, 2016 was $249.1 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares of GFI common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave the Company the ability to control the timing and process with respect to a full merger. Also on July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of GFI’s 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. In addition, on January 13, 2016, Moody’s further upgraded the credit rating on GFI’s 8.375% Senior Notes, eliminating the penalty interest. The Company recorded interest expense related to the 8.375% Senior Notes of $5.0 million and $5.4 million for the three months ended September 30, 2016 and 2015, respectively. The Company recorded interest expense related to the 8.375% Senior Notes of $15.1 million and $13.7 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.125% Senior Notes of $4.0 million and $5.6 million for the three and nine months ended September 30, 2016, respectively.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of September 30, 2016, the Company had $17.9 million outstanding related to this secured loan arrangement, which includes $0.2 million of deferred financing costs. The value of the fixed assets pledged as of September 30, 2016 was $5.2 million. The Company recorded interest expense related to this secured loan arrangement of $0.2 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively. The Company recorded interest expense related to this secured loan arrangement of $0.6 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Credit Agreement

As part of the GFI acquisition, the Company acquired a credit agreement as amended (the “GFI Credit Agreement”) with Bank of America, N.A. and certain other lenders, which provided for maximum revolving loans of up to $75.0 million. The amount outstanding was repaid by the Company on October 2, 2015, prior to the sale of the Company’s Trayport division. For the three and nine months ended September 30, 2015, the Company recorded interest expense related to the GFI Credit Agreement of $0.8 million and $1.9 million, respectively.

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

On February 25, 2016, the Company entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of the Company’s domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. The maturity date of the facility is February 25, 2018. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Contemporaneously with the closing of this credit agreement, the $25.0 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. was terminated. As of September 30, 2016, there were no borrowings outstanding under either the $150.0 million facility or the terminated $25.0 million facility. For the three and nine months ended September 30, 2016, the Company recorded interest expense related to the credit facility of $0.2 million and $0.5 million, respectively.

18.	Compensation

The Company’s Compensation Committee may grant various equity-based and partnership awards, including restricted stock units, restricted stock, stock options, limited partnership units and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units. On June 22, 2016, at the Annual Meeting of Stockholders of the Company, the stockholders approved the Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of Class A common stock of the Company that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of September 30, 2016, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 217.5 million shares. Upon vesting of RSUs, issuance of restricted stock, exercise of employee stock options and exchange of limited partnership units, the Company generally issues new shares of the Company’s Class A common stock.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2015	76,401,775
Granted units	30,587,554
Redeemed/exchanged units	(9,301,772)
Forfeited units	(2,516,434)

Balance at September 30, 2016	95,171,123

During the three months ended September 30, 2016 and 2015, the Company granted exchangeability on 4.6 million and 3.8 million limited partnership units for which the Company incurred non-cash compensation expense of $34.3 million and $34.4 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company granted exchangeability on 11.1 million and 10.9 million limited partnership units for which the Company incurred non-cash compensation expense of $92.7 million and $96.6 million, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

As of September 30, 2016 and December 31, 2015, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 11.0 million and 5.4 million, respectively.

As of September 30, 2016 and December 31, 2015, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $133.2 million and $30.4 million, respectively. As of September 30, 2016 and December 31, 2015, the aggregate estimated fair value of these limited partnership units was approximately $22.1 million and $11.3 million, respectively. The number of outstanding limited partnership units with a post-termination pay-out as of September 30, 2016 and December 31, 2015 was approximately 14.6 million and 3.3 million, respectively, of which approximately 9.8 million and 1.6 million were unvested.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of September 30, 2016 and December 31, 2015, the aggregate estimated fair value of these acquisition-related limited partnership units was $25.5 million and $26.2 million, respectively.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense related to these limited partnership units of $6.7 million and $3.8 million for the three months ended September 30, 2016 and 2015, respectively. The Company recognized compensation expense, before associated income taxes, related to these limited partnership units of $13.4 million and $11.1 million for the nine months ended September 30, 2016 and 2015, respectively. These are included in “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $24.4 million and $16.3 million for the three months ended September 30, 2016 and 2015, respectively. The allocation of income to limited partnership units and FPUs was $40.0 million and $17.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2015	1,622,431	$5.83	1.53
Granted units	785,484	7.90
Delivered units	(810,408)	5.82
Forfeited units	(72,136)	7.02

Balance at September 30, 2016	1,525,371	$6.85	1.81

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

During the nine months ended September 30, 2016 and 2015, the Company granted 0.8 million and 0.6 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $6.2 million and $4.9 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during both the nine months ended September 30, 2016 and 2015, the Company withheld shares valued at $1.3 million to pay taxes due at the time of vesting.

As of September 30, 2016 and December 31, 2015, the aggregate estimated grant date fair value of outstanding RSUs was approximately $10.4 million and $9.5 million, respectively.

Compensation expense related to RSUs was approximately $1.2 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively. Compensation expense related to RSUs was approximately $4.0 million and $3.8 million, respectively, for the nine months ended September 30, 2016 and 2015. As of September 30, 2016, there was approximately $10.4 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

The Company has granted restricted shares under its Equity Plan. Such restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the nine months ended September 30, 2016 and 2015, approximately 59 thousand shares and 44 thousand shares, respectively, were forfeited in connection with this clause. During the nine months ended September 30, 2016 and 2015, the Company released the restrictions with respect to approximately 4.4 million and 2.4 million of such shares, respectively. As of September 30, 2016, there were 14.7 million of such restricted shares outstanding.

During the three months ended September 30, 2016, the Company granted approximately 0.2 million restricted shares of the Company’s Class A common stock. In connection with those grants, an equivalent number of limited partnership units were surrendered. Such restricted shares are saleable ratably over a period of four years. Transferability of the shares is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. For the three months ended September 30, 2016, the Company recognized compensation expense of approximately $1.6 million related to the grant of these restricted shares.

Deferred Cash Compensation

As part of the acquisition of GFI, the Company now maintains a Deferred Cash Award Program which was adopted by GFI on February 12, 2013, and provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. In addition, prior to the completion of the tender offer, GFI’s outstanding RSUs were converted into the right to receive an amount in cash equal to $6.10 per unit, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU. The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended September 30, 2016 and 2015 was $3.5 million and $6.3 million, respectively. The total compensation expense recognized in relation to the deferred cash compensation awards for the nine months ended September 30, 2016 and 2015 was $13.3 million and $17.6 million, respectively. As of September 30, 2016, the total liability for the deferred cash compensation awards was $16.7 million, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. Total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $18.5 million and is expected to be recognized over a weighted-average period of 0.92 years.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	2,079,238	$9.73	1.4	$1,169,664
Granted options	—	—
Exercised options	(250,000)	8.42
Forfeited options	(14,619)	9.53

Balance at September 30, 2016	1,814,619	$9.92	0.8	$—

Options exercisable at September 30, 2016	1,814,619	$9.92	0.8	$—

There were 250 thousand and 84 thousand stock options exercised during the nine months ended September 30, 2016 and 2015, respectively. The Company did not grant any stock options during the nine months ended September 30, 2016 and 2015.

The Company did not record any compensation expense related to stock options for the three or nine months ended September 30, 2016 or 2015, as all of these options had vested in prior years. As of September 30, 2016, all of the compensation expense related to stock options was fully recognized.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of September 30, 2016, the Company was contingently liable for $1.4 million under these letters of credit.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of September 30, 2016, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.

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

As of September 30, 2016, the Company had $422.7 million of undistributed foreign pre-tax earnings, which excludes the cash proceeds from the sale of Trayport. Except for the cash proceeds from the sale of Trayport, it is the Company’s intention to permanently reinvest these undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. For the cash proceeds which are not permanently reinvested, the accrued tax liability is $135.5 million, net of foreign tax credits. In addition, certain GFI net operating loss carryforwards are expected to be utilized to reduce cash taxes. Taking these items together, we therefore expect to pay effective cash taxes of no more than $64 million related to the Trayport transaction.

Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2016, the Company had $1.6 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of December 31, 2015, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $1.6 million, all of which, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of September 30, 2016, the Company had approximately $0.2 million of accrued interest related to uncertain tax positions. As of December 31, 2015, there were $0.2 million of accrued interest and penalties related to uncertain tax positions.

21.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2016, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of September 30, 2016, the European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2016, $544.2 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $284.3 million.

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

        The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units; redemption/exchange of partnership units, issuance of restricted shares and a reserve on compensation-related partnership loans; and allocations of net income to limited partnership units and FPUs), as well as unallocated expenses, such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level. Corporate other income (losses), net includes gains that are not considered part of the Company’s ordinary, ongoing business, such as the realized gain related to the GFI shares owned by the Company prior to the completion of the tender offer to acquire GFI on February 26, 2015, the gain related to the disposition of the equity interests in the entities that make up the Trayport business, the mark-to-market on ICE common shares and any related hedging transactions when applicable, and the adjustment of future earn-out payments.

Certain financial information for the Company’s segments is presented below. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. See Note 16—“Goodwill and Other Intangible Assets, Net,” for goodwill by reportable segment.

Three months ended September 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$112,384	$—	$—	$112,384
Credit	67,221	—	—	67,221
Foreign exchange	73,191	—	—	73,191
Energy and commodities	47,061	—	—	47,061
Equities and other asset classes	39,076	—	—	39,076
Leasing and other services	—	139,109	—	139,109
Real estate capital markets	—	94,555	—	94,555
Real estate management services	—	49,373	—	49,373
Fees from related parties	—	—	6,126	6,126
Data, software and post-trade	11,834	—	—	11,834
Other revenues	632	13	138	783

Total non-interest revenues	351,399	283,050	6,264	640,713
Interest income	742	932	1,118	2,792

Total revenues	352,141	283,982	7,382	643,505

Interest expense	—	—	15,383	15,383
Non-interest expenses	290,989	246,366	85,618	622,973

Total expenses	290,989	246,366	101,001	638,356
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	7,044	7,044
Gains (losses) on equity investments	—	—	683	683
Other income (losses)	69,893	—	21,760	91,653

Total other income (losses), net	69,893	—	29,487	99,380

Income (loss) from operations before income taxes	$131,045	$37,616	$(64,132)	$104,529

Three months ended September 30, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$113,630	$—	$—	$113,630
Credit	67,515	—	—	67,515
Foreign exchange	87,999	—	—	87,999
Energy and commodities	54,879	—	—	54,879
Equities and other asset classes	46,314	—	—	46,314
Leasing and other services	—	143,680	—	143,680
Real estate capital markets	—	81,088	—	81,088
Real estate management services	—	48,867	—	48,867
Fees from related parties	—	—	6,609	6,609
Data, software and post-trade	29,124	—	—	29,124
Other revenues	3,812	345	46	4,203

Total non-interest revenues	403,273	273,980	6,655	683,908
Interest income	83	—	1,304	1,387

Total revenues	403,356	273,980	7,959	685,295

Interest expense	—	—	16,944	16,944
Non-interest expenses	344,869	233,202	70,445	648,516

Total expenses	344,869	233,202	87,389	665,460
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	2,717	2,717
Gains (losses) on equity investments	—	—	1,042	1,042
Other income (losses)	57,366	—	2,362	59,728

Total other income (losses), net	57,366	—	6,121	63,487

Income (loss) from operations before income taxes	$115,853	$40,778	$(73,309)	$83,322

Nine months ended September 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$352,681	$—	$—	$352,681
Credit	229,466	—	—	229,466
Foreign exchange	232,494	—	—	232,494
Energy and commodities	168,765	—	—	168,765
Equities and other asset classes	133,035	—	—	133,035
Leasing and other services	—	369,291	—	369,291
Real estate capital markets	—	239,427	—	239,427
Real estate management services	—	140,960	—	140,960
Fees from related parties	—	—	18,061	18,061
Data, software and post-trade	36,599	—	—	36,599
Other revenues	4,128	89	553	4,770

Total non-interest revenues	1,157,168	749,767	18,614	1,925,549
Interest income	1,892	2,457	4,603	8,952

Total revenues	1,159,060	752,224	23,217	1,934,501

Interest expense	—	—	43,465	43,465
Non-interest expenses	969,092	673,972	198,734	1,841,798

Total expenses	969,092	673,972	242,199	1,885,263
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	7,044	7,044
Gains (losses) on equity investments	—	—	1,741	1,741
Other income (losses)	79,539	—	19,209	98,748

Total other income (losses), net	79,539	—	27,994	107,533

Income (loss) from operations before income taxes	$269,507	$78,252	$(190,988)	$156,771

Nine months ended September 30, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$363,179	$—	$—	$363,179
Credit	208,202	—	—	208,202
Foreign exchange	249,607	—	—	249,607
Energy and commodities	139,129	—	—	139,129
Equities and other asset classes	129,726	—	—	129,726
Leasing and other services	—	377,464	—	377,464
Real estate capital markets	—	196,008	—	196,008
Real estate management services	—	135,997	—	135,997
Fees from related parties	108	—	19,202	19,310
Data, software and post-trade	68,344	—	—	68,344
Other revenues	7,329	984	461	8,774

Total non-interest revenues	1,165,624	710,453	19,663	1,895,740

Interest income	806	613	4,834	6,253

Total revenues	1,166,430	711,066	24,497	1,901,993
Interest expense	657	12	50,616	51,285
Non-interest expenses	988,302	627,005	196,853	1,812,160

Total expenses	988,959	627,017	247,469	1,863,445
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	3,396	3,396
Gains (losses) on equity investments	—	—	2,678	2,678
Other income (losses)	58,202	—	34,057	92,259

Total other income (losses), net	58,202	—	40,131	98,333

Income (loss) from operations before income taxes	$235,673	$84,049	$(182,841)	$136,881

Total assets by reportable segment (in thousands):

Total Assets[1]	Financial Services	Real Estate Services	Total
At September 30, 2016	$4,032,295	$779,614	$4,811,909

At December 31, 2015	$3,296,815	$694,639	$3,991,454

[1]	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three months and nine months ended September 30, 2016 and 2015, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
United States	$396,861	$403,355	$1,125,770	$1,088,440
United Kingdom	138,090	166,817	463,361	480,591
Asia	51,289	58,234	160,744	165,541
France	19,857	22,583	70,695	66,107
Other Americas	12,255	14,421	41,618	41,150
Other Europe/MEA	25,153	19,885	72,313	60,164

Total revenues	$643,505	$685,295	$1,934,501	$1,901,993

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of September 30, 2016 and December 31, 2015, respectively, is as follows (in thousands):

	September 30,	December 31,
	2016	2015
Long-lived assets:
United States	$1,243,162	$1,145,876
United Kingdom	174,624	164,970
Asia	28,575	28,368
France	6,188	6,964
Other Americas	18,819	16,135
Other Europe/MEA	5,585	6,277

Total long-lived assets	$1,476,953	$1,368,590

23.	Subsequent Events

Third Quarter 2016 Dividend

On October 25, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share for the third quarter of 2016, payable on December 8, 2016 to Class A and Class B common stockholders of record as of November 23, 2016.

Controlled Equity Offering

Since September 30, 2016, the Company has sold, pursuant to the November 2014 Sales Agreement, 242 thousand shares of Class A common stock related to redemptions and exchanges of limited partnership interests.

Newmark Grubb Mexico City Acquisition

On October 18, 2016, the Company announced that it has completed the acquisition of Newmark Grubb Mexico City. Newmark Grubb Mexico City is a tenant advisory firm in the Mexico City area. Mexico City represents the world’s twelfth largest metropolitan area by population. The acquisition of Newmark Grubb Mexico City will be recorded in the Company’s Real Estate Services segment.

LFI Acquisition

On October 25, 2016, the Company’s Board of Directors and Audit Committee authorized the purchase of 9,000 Class B Units of LFI Holdings, LLC (“LFI”), a subsidiary of Cantor, representing all of the issued and outstanding Class B Units of LFI not already owned by the Company. On November 4, 2016, the Company completed this transaction. As a result of this transaction, the Company owns 100% of the ownership interests in LFI. LFI, a technology infrastructure provider tailored to the financial sector, is a limited liability company headquartered in New York.

In the purchase agreement, Cantor agreed, subject to certain exceptions, not to solicit certain senior executives of LFI’s business and was granted the right to be a customer of LFI’s businesses on the best terms made available to any other customer. The aggregate purchase price paid by the Company to Cantor consisted of approximately $24.2 million in cash plus a post-closing adjustment to be determined after closing based on netting LFI’s expenses paid by Cantor after May 1, 2016 against accounts receivable owed to LFI by Cantor for access to LFI’s business from May 1, 2016 through the closing date. The Company previously had a 20% ownership interest in LFI and accounted for its investment using the equity method. The transaction will be accounted for as a transaction between entities under common control.

Cantor Purchase of Limited Partnership Interests from BGC Holdings

On November 7, 2016, the Company issued exchange rights with respect to, and Cantor purchased, in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act, an aggregate of 624,762 exchangeable limited partnership units in BGC Holdings, as follows: In connection with the redemption by BGC Holdings of an aggregate of 141,523 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $560,190, Cantor purchased 141,523 exchangeable limited partnership units from BGC Holdings for an aggregate of $560,190. In addition, pursuant to the Sixth Amendment, on November 7, 2016, Cantor purchased 483,239 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $1,796,367 in connection with the grant of exchangeability and exchange for 483,239 founding partner units. Subsequent to these transactions, there were 541,739 FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2016 and 2015. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

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

We entered into the commercial real estate business in October 2011 with the acquisition of Newmark & Company Real Estate, Inc. (“Newmark”), a leading U.S. commercial real estate brokerage and advisory firm primarily serving corporate and institutional clients. Newmark was founded in 1929 in New York City. In 2000, Newmark embarked upon a national expansion and in 2006 entered into an agreement with London-based Knight Frank to operate jointly in the Americas as “Newmark Knight Frank.” In the second quarter of 2012, we completed the acquisition of substantially all of the assets of Grubb & Ellis Company and its direct and indirect subsidiaries (“Grubb & Ellis”). Grubb & Ellis was formed in 1958 and built a full-service national commercial real estate platform of property management, facilities management and brokerage services. Grubb & Ellis was integrated with Newmark Knight Frank to form the resulting brand, Newmark Grubb Knight Frank (“NGKFTM”). NGKF is a full-service commercial real estate platform that comprises our Real Estate Services segment. Under brand names including Newmark Grubb Knight FrankTM, Newmark Cornish & CareyTM, ARA®, Computerized Facility IntegrationTM, Landauer® Valuation & Advisory, and Excess Space Retail Services, Inc®, we offer commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales, and real estate finance, consulting, project and development management, and property and facilities management.

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. We have offices in dozens of major markets, including New York and London, as well as in Atlanta, Beijing, Boston, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, San Francisco, Santa Clara, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tokyo, Toronto, and Washington, D.C., and over 50 other offices.

We remain confident in our future growth prospects as we continue to increase the scale and depth of our Financial Services and Real Estate Services platforms and continue to seek market-driven opportunities to expand our business in numerous financial asset classes and other products and services. This was exemplified by our acquisition of GFI Group, Inc. (“GFI”). Beginning in the first quarter of 2015, BGC began consolidating the results of GFI, which continues to operate as a separately branded division of BGC. On January 12, 2016, we completed the merger with GFI by acquiring 100% of GFI’s outstanding shares (see “Acquisition of GFI Group, Inc.”). Over the last twelve months, we also completed the purchase of Steffner Commercial Real Estate (which operates as Newmark Grubb Memphis), Cincinnati Commercial Real Estate (“CCR”), Rudesill-Pera Multifamily, The CRE Group, Inc. (“CRE Group”), Perimeter Markets, Inc., certain assets of the John Buck Company, LLC and Buck Management Group LLC, Continental Realty Ltd and Newmark Grubb Mexico City. By adding these leading companies to our platform, we have greatly broadened the scope and depth of services we can provide to our clients across our consolidated business. We have continued to make key hires around the world and integrate our recent acquisitions onto our global platform. We expect these additions to increase our revenues and earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitable hires.

Acquisition of GFI Group, Inc.

GFI is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes. On February 26, 2015, we successfully completed our tender offer to acquire shares of common stock, par value $0.01 per share, of GFI for $6.10 per share in cash and accepted for purchase 54.3 million shares tendered to us pursuant to the offer. The tendered shares, together with the 17.1 million shares already owned by us, represented approximately 56% of the then-outstanding shares of GFI. We issued payment for the tendered shares on March 4, 2015 in the aggregate amount of $331.1 million. On April 28, 2015, we purchased from GFI approximately 43.0 million new shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bore an interest rate of LIBOR plus 200 basis points. The new shares and the note are eliminated in consolidation. Following the issuance of the new shares, we owned approximately 67% of GFI’s outstanding common stock, which gave us control over the timing and process for the completion of a back-end merger (the “Back-End Mergers”) pursuant to the tender offer agreement.

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

On July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes; as a consequence of guaranteeing GFI’s debt, we have substantially improved the credit rating of GFI’s bonds and lowered future interest payments. We have also been able to free up capital set aside for regulatory and clearing purposes, allowing us to use our balance sheet more efficiently. As the integration of BGC and GFI continues, we expect to generate increased productivity per broker and to continue converting voice and hybrid broking to more profitable fully electronic trading on our FENICS platform, all of which should lead to increased revenues, profitability and cash flows. In addition, we expect our results to further improve as we invest the net proceeds from the $650 million Trayport sale (see “Trayport Transaction”).

Trayport Transaction

On December 11, 2015, we completed the sale (the “Trayport Transaction”) of all of the equity interests in the entities that make up the Trayport business to Intercontinental Exchange, Inc. (“ICE”). The Trayport business was GFI’s electronic European energy software, trading, and market data business. The Trayport Transaction occurred pursuant to a Stock Purchase Agreement, dated as of November 15, 2015. At the closing, we received 2,527,658 shares of ICE common stock issued with respect to the $650 million purchase price, which was adjusted at closing. Through September 30, 2016, we have sold more than 95% of our shares of ICE common stock. Trayport, prior to its sale, had generated gross revenues of approximately $80 million over the twelve months ended September 30, 2015. BGC expects to pay effective cash taxes of no more than $64 million related to the Trayport sale price, or an expected rate of less than 10%.

Nasdaq Transaction

On June 28, 2013, we completed the sale (the “Nasdaq Transaction”) of certain assets to Nasdaq, Inc. (“Nasdaq,” formerly known as “NASDAQ OMX Group, Inc.”), which purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (“eSpeed”), for cash consideration of $750 million paid at closing, plus an earn-out of up to

14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of Nasdaq is equal to or greater than $25 million. Through September 30, 2016, we have received 3,968,988 shares of Nasdaq common stock in accordance with the agreement. The contingent future issuances of Nasdaq common stock are also subject to acceleration upon the occurrence of certain events.

As a result of the sale of eSpeed, we only sold our on-the-run benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. We continue to offer voice brokerage for on-the-run U.S. Treasuries, as well as across various other products in rates, credit, FX, market data and software solutions. As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, our e-businesses, excluding Trayport and revenues from inter-company data, software, and post-trade services, have continued to grow their revenues and generated $203.3 million of net revenues during the most recent trailing twelve-month period ended September 30, 2016, up 21.4% from a year ago. These fully electronic revenues are more than double those of eSpeed, which generated $48.6 million in revenues for the six months, ended June 30, 2013 and was sold in the second quarter of 2013 for $1.2 billion (based on the value of Nasdaq stock at the time the deal was announced).

For the purposes of this document and subsequent Securities and Exchange Commission (“SEC”) filings, all of our fully electronic businesses are referred to as “FENICS.” These offerings include Financial Services segment fully electronic brokerage products, as well as offerings in market data, software solutions, and post-trade services across both BGC and GFI. FENICS results do not include the results of Trayport, either before or after the completed sale to ICE. Going forward, we expect these businesses to become an even more valuable part of BGC as they continue to grow faster than, and be substantially larger than, eSpeed ever was for us.

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

Another key factor in the growth of the financial intermediary sector during the same timeframe was the increase in the number of new financial products. As market participants and their customers strive to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments have been developed. Most of these new securities and derivatives were not immediately ready for more liquid and standardized electronic markets, and generally increased the need for trading and required broker-assisted execution.

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

On June 23, 2016, the U.K. held a referendum regarding continued membership in the European Union (the “EU”). The exit from the EU is commonly referred to as the “Brexit.” The Brexit vote passed by 51.9% to 48.1%. The referendum was non-binding. However, the newly installed Prime Minister of the U.K. has indicated that she intends to follow through on the wishes of the voters and that negotiations will commence under Article 50 of the Lisbon Treaty in March 2017 to determine the future terms of the U.K.’s relationship with the EU, including the terms of trade, also known as “passporting rights” between the U.K. and the EU. The effects of the Brexit will depend on any agreements the U.K. makes to retain access to EU markets – including for financial services – either during a transitional period or more permanently.

The announcement of the Brexit contributed to short-term volatility in most of the global financial markets in which we broker, and also led to currency exchange rate fluctuations that resulted in significant weakening of the British pound against most major foreign currencies. Although we generate a significant amount of revenue in the U.K., most of it is denominated in other currencies. However, a majority of our U.K. expenses are denominated in pounds. As a result, we expect the decrease in the value of the pound to have a minimal effect on our consolidated earnings.

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

In recent years, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. In addition to our 2015 acquisition of GFI, Tullett Prebon plc (“Tullett”) and ICAP plc (“ICAP”) announced in November 2015 an agreement whereby Tullett would purchase the vast majority of ICAP’s global hybrid/voice broking, as well as portions of its information businesses. Following the completion of their proposed deal, ICAP expects to change its corporate name to “NEX Group plc” (“NEX”), while Tullett plans to change its name to “TP-ICAP plc.” We expect to continue to compete with the remaining electronic markets, post-trade and information businesses of NEX through the various offerings on our FENICS platform. We will also continue to compete with TP-ICAP across various voice/hybrid brokerage marketplaces. There has also been significant consolidation among smaller non-public wholesale brokers, including our acquisitions of R.P. Martin, Heat Energy Group, Remate Lince, and our recently announced agreement to acquire Sunrise Brokers Group. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our Financial Services businesses in the future.

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

Rates volumes in particular are influenced by market volumes and volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. The ECB and Bank of Japan are among a number of central banks that have cut key interest rates to below zero, while many sovereign bonds continue to trade at negative yields. According to Fitch, there was approximately $10.9 trillion of sovereign debt with negative yields as of September 12, 2016, down from $11.7 trillion at the end of the second quarter of 2016. This represents approximately twenty-eight percent of the $38 trillion in total investment-grade sovereign debt outstanding at September 12, 2016, according to Fitch. The U.K.’s referendum vote to exit the European Union drove historically low yields even lower during the third quarter of 2016, as a subsequent flight to high quality and deeply liquid asset classes ensued. Rates volumes have been tempered industry-wide by this historic period of exceptionally low interest rates, which has driven many traditional investor classes to other investible asset classes, in search of higher yields.

Also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail the central banks buying government securities or other securities in the open market — particularly longer-dated instruments — in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its quantitative easing program in the fourth quarter of 2014, the U.S. Federal Reserve still had approximately $3.7 trillion worth of long-dated U.S. Treasury and Federal Agency securities as of September 30, 2016, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Additionally, the U.S. Federal Reserve has continued to roll over its existing positions and it is expected to keep its balance sheet at elevated levels for the foreseeable future. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past few years and have indicated that they may continue to do so until economic conditions allow for a tapering or an unwinding of their quantitative easing programs.

In addition, the G-20 central banks have agreed to implement the Basel III accord. Basel III was drafted with the intention of making banks more stable in the wake of the financial crisis. The accord, which will continue to be phased in over the coming years, will force most large banks in G-20 nations to hold approximately three times as much Tier 1 capital as is required under the previous set of rules. These capital rules make it more expensive for banks to hold non-sovereign debt assets on their balance sheets, and as a result, analysts say that banks have reduced or will reduce their trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has further reduced overall industry volumes in many of the products we broker, particularly in credit.

On September 1, 2016, the U.S. and Japan implemented “Phase I” of the Basel Committee’s edict for initial margin and variation margins to be exchanged bilaterally between participants transacting in non-centrally cleared derivatives. “Phase I” adversely impacted trading activity at our large sell-side institutional clients during the third quarter of 2016 as they worked through arranging documentation to support the exchange of margins with each other. Some clients remain unable to deal with major counterparties. In addition, uncertainty around compliance globally has affected derivatives pricing. Although regulators in Europe, Hong Kong, Singapore and Australia previously announced delays to the “Phase I” implementation date, most uncleared bilateral rates, FX and credit derivatives trading with U.S. counterparties has necessarily included initial margin, resulting in a general widening of bid-offer spreads with subsequent reduced turnover. While there has been some substitution with trades in nearly similar products being submitted for central clearing so as to be out of scope for the new rule, these transactions did not replace the withdrawn volumes. The first tranche of this rule application in the EU will occur in the middle of the first quarter of 2017, and similar disruption may occur as the aftermath may be spread across a wider set of participants. “Phases II and III,” which cover midsize and smaller institutions, are expected to be implemented over the next four years.

During the three months ended September 30, 2016, industry volumes were generally mixed to down year-over-year for the OTC and listed products we broker in rates, credit, FX, equities, energy and commodities. For example, volumes were generally mixed within energy and commodities and U.S. and European interest rate futures, while volumes were generally down within, FX, equities and credit. Below is an expanded discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. While the amount of global sovereign debt outstanding remains high by historical standards, the level of secondary trading and related hedging activity remains muted. For example, according to Trax, total European fixed income volumes were down 1% during the third quarter of 2016 as compared with a year earlier. In addition, according to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was down 5% during the third quarter of 2016 as compared with a year earlier. Additionally, interest rate volumes were flat at Eurex, up 14% for ICE, and up by 2% at the CME Group Inc. (“CME”), all according to Credit Suisse Research. In comparison, our overall rates revenues were $112.4 million, down by approximately 1% from a year earlier.

Our rates revenues, like the revenues for most of our Financial Services products, are not totally dependent on market volumes and therefore do not always fluctuate consistently with industry metrics. This is largely because our voice, hybrid, and fully electronic desks in rates often have volume discounts built into their price structure, which results in our rates revenues being less volatile than the overall industry volumes.

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (the “OECD”), which includes almost all of the advanced and developed economies of the world, reported that general government debt as a percentage of GDP is estimated to remain at 72% for the entire OECD in 2017. This would represent a slight increase from 71% in 2015, but up considerably from the 39% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing will continue to negatively impact financial markets, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the current low interest rate environment and continued accommodative monetary policy of many major central banks.

Foreign Exchange Volumes and Volatility

Global FX volumes were generally down during the third quarter of 2016, as the third quarter was impacted by decreased market volatility due to increased uncertainty around global macro events, including upcoming Brexit negotiations. Thus, spot FX at Thomson Reuters was down 17% during the quarter, overall FX volumes were down 14% for EBS, while FX futures at CME were down 10%. In comparison, our overall FX revenues decreased by 17% to $73.2 million, primarily related to the challenging market conditions described above.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. The global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the third quarter, primary dealer average daily volume for corporate bonds was up by 12% according to Bloomberg and the Federal Reserve Bank of New York, although dealer inventory of such bonds was down 14%. As of September 30, 2016, total gross and net notional credit derivatives outstanding as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were down by 14% and 8%, respectively, from a year earlier. In comparison, our overall credit revenues were flat at $67.2 million, while our fully electronic credit revenues were up over 17%, driven largely by increased trading volumes, organic growth, and conversion of voice/hybrid volumes to electronic.

Energy and Commodities

Energy and commodities volumes were generally up during the third quarter of 2016, driven by the increased volatility exhibited in global oil and other physical commodity prices. Energy and commodities futures average daily volumes during the quarter were up 3% and 8% year-over-year at ICE and CME, respectively. BGC’s energy and commodities revenues were down 14% to $47.1 million. Our commodities revenues declined largely due to lower global volumes across shipping and certain commodities markets.

Equities and Other Asset Classes

Global equity volumes were generally down during the third quarter of 2016. According to Credit Suisse Research, the average daily volumes of U.S. and European shares were down 11% and 21%, respectively. Additionally, equity derivatives average daily volumes were down 17% as compared to the third quarter of 2015. Our overall revenues from equities and other asset classes decreased by 16% to $39.1 million.

Fully Electronic Trading (FENICS) and Hybrid Trading

Historically, technology-based product growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall company revenues remain consistent. This is largely because fewer employees are needed to process the same volume of trades as trading becomes more automated. Over time, electronification of exchange-traded and OTC markets has also generally led to volumes increasing somewhat faster than commissions decline, and thus often to an overall increase in revenues. We have been a pioneer in creating and encouraging hybrid and fully electronic trading, and we continually work with our customers to expand such trading across more asset classes and geographies.

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers that dominate the OTC markets had generally been hesitant in adopting electronically traded products. However, in recent years, hybrid and fully electronic wholesale OTC markets for products, including CDS indices, FX options, non-U.S. sovereign bonds, corporate bonds, and interest rate derivatives, have been created as banks and broker-dealers have become more open to electronically traded products and as firms like BGC have invested in the kinds of technology favored by our customers. Recently enacted and pending regulation in Asia, Europe and the U.S. regarding banking, capital markets, and OTC derivatives has accelerated the adoption of fully electronic trading, and we expect to benefit from the rules and regulations surrounding OTC derivatives. Our understanding is that the rules that have been adopted or are being finalized will continue to allow for trading through a variety of means, including voice, and we believe the net impact of these rules and additional bank capital requirements will encourage the growth of fully electronic trading for a number of products we broker. We also believe that new clients, beyond our large bank customer base, will primarily transact electronically across our FENICS platform.

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

FENICS revenues, excluding Trayport, decreased by 1% to $47.4 million for the quarter, as compared with $48.1 million for the three months ended September 30, 2015. The decrease in overall FENICS revenues for the period was primarily driven by lower FX volumes. Revenues were lower largely due to the implementation of initial uncleared derivative margin requirements in the United States, which caused a decline in revenues during the last eight business days of August. We offer electronically traded products on a significant portion of our Financial Services segment’s hundreds of brokerage desks. The revenues, profits, and growth of these products have been significantly higher than those of eSpeed, which we sold in the second quarter of 2013 for over $1.2 billion. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of FENICS to further improve this segment’s profitability and market share.

Real Estate Services:

Our discussion of financial results for “Newmark Grubb Knight Frank,” “NGKF,” or “Real Estate Services” reflects only those businesses owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the NGKF name in their branding or marketing.

Our Real Estate Services segment continued to show solid growth and generated approximately 44% of our revenues for the three months ended September 30, 2016. Real Estate brokerage revenues were $233.7 million, up 4% year-over-year, which included growth in real estate capital markets of 17%, partially offset by decreased leasing and other services revenue of 3%. The growth across our capital markets business was driven by strong double-digit organic growth, while the decreases in our leasing and other services business reflected lower market volumes. Our Real Estate management services and other revenues were up by 2%, and overall NGKF revenues improved by 4%. Although U.S. industry-wide activity across commercial leasing and capital markets was down in the third quarter according to NGKF Research, we believe that NGKF continued to gain market share.

We continued to invest in the segment by adding dozens of high profile and talented brokers and other revenue-generating professionals. Historically, newly hired commercial real estate brokers tend to achieve dramatically higher productivity in their second and third years with the Company, although we incur related expenses immediately. This is largely why NGKF’s pre-tax earnings were down for the segment in the quarter. As our newly-hired brokers increase their production, we expect NGKF’s revenue and earnings growth to improve, thus demonstrating our operating leverage.

Over time, we expect the overall profitability of our Real Estate Services business to increase as we develop its size and scale. However, the pre-tax margins in the segment are also impacted by the mix of revenues generated by NGKF. For example, real estate capital markets, which includes sales, commercial mortgage broking, and other real estate-related financial services, generally has larger transactions that occur with less frequency and more seasonality when compared with leasing advisory. However, real estate capital markets tend to have significantly higher pre-tax margins than NGKF as a whole. Leasing advisory revenues are generally more predictable than revenues from real estate capital markets, while pre-tax earnings margins tend to be more similar to those of the segment as a whole. Property and facilities management, which together are called “real estate management services,” generally have the most predictable and steady revenues, but with pre-tax earnings margins below those for NGKF as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period of time, which provides us with stable and foreseeable sources of revenues.

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

Economic Growth in the U.S.

The U.S. economy expanded by a seasonally adjusted annualized rate of 2.9% during the third quarter of 2016, which was above the 2.6% growth that had been expected, according to a Bloomberg survey of economists. This growth compares with an increase of 1.4% and 2.0% during the second quarter of 2016 and the third quarter of 2015, respectively. The consensus is for U.S. GDP to expand by 1.5% in 2016 and 2.1% in 2017, according to the same Bloomberg survey of economists. This moderate pace of growth should help keep interest rates and inflation low by historical standards.

The Bureau of Labor Statistics reported that employers added a monthly average of 192 thousand net new payroll jobs during the third quarter, which was consistent with the prior year period. U.S. employers added 156 thousand jobs in September of 2016, versus the trailing twelve month average of 204 thousand. Despite the return to pre-recession unemployment rates (5% as of September 2016), the number of long-term unemployed and the labor force participation rate (the latter of which is near a 38-year low) remain disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended the third quarter at 1.59%, down over 44 basis points from the year-earlier date, and only 24 basis points off its recent all-time low in July 2012. 10-year Treasury yields have remained well below their 50-year average of approximately 6.5%, in large part due to market expectations that the Federal Open Market Committee (“FOMC”) will only moderately raise the federal funds rate over the next few years. Interest rates are also low due to even lower or negative benchmark government interest rates in much of the rest of developed world, which makes U.S. government bonds relatively more attractive.

The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of excess space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and low interest rates helped push vacancy rates down for the office, apartment, retail and industrial markets. Construction activity, though it is ramping up, remains low compared with prior expansion cycles and low relative to demand and absorption, which means that property leasing markets continue to tighten. The exception to this trend is apartments, where construction activity has caught up with demand in some markets and submarkets. Asking rental rates posted moderate gains across all property types during the third quarter of 2016. The following trends drove the commercial real estate market during the third quarter of 2016:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate space across all major sectors;

•	Technology, professional and business services and healthcare continued to power demand for office space, although technology occupiers have turned more cautious, causing a slowdown in some formerly high-flying markets such as San Francisco. Languishing oil prices continued to pose a challenge for Houston and other energy-dependent markets. Sublease space leveled off during the third quarter, although it rose in Houston and also Silicon Valley, due to technology sector layoffs. However, overall sublease inventories remained low by historic standards;

•	E-commerce and supply-chain optimization created tenant and owner-user demand for warehouses and distribution centers;

•	Apartment rents benefited from sustained job growth, and underlying demographic trends towards urban living among two key age groups: millennials and baby boomers; and

•	Continued corporate employment growth, combined with increased leisure travel generated demand for hotel room-nights.

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

Market Statistics

The U.S commercial property market continues to display strength, despite slight declines in commercial property prices, as measured by the Commercial Property Price Index, reported by Moody’s Real Capital Analytics (“RCA”). U.S. commercial real estate sales volumes decreased year-over-year for only the second time since 2009, as reported by RCA. U.S. commercial real estate activity and prices were adversely impacted during the quarter primarily related to tightening credit conditions, particularly in CMBS and agency lending, as well as tightening capitalization rates. However, spreads of U.S. commercial real estate capitalization rates over 10-year U.S. Treasuries were 437 basis points on average over the third quarter of 2016, well above the pre-recession low of 165 basis points and the trailing 10-year average spread of 348 basis points. If the U.S. economy continues to expand at the moderate pace envisioned by many economists, we would expect this to fuel the continued expansion of demand for commercial real estate. The spread between local 10-year benchmark government bonds and U.S. cap rates was even wider with respect to major countries including Japan, Canada, Germany, the U.K. and France during the third quarter of 2016. This should continue to make U.S. commercial real estate a relatively attractive investment for non-U.S. investors.

According to CoStar’s Value-Weighted U.S. Composite Index, average prices were up by 2.9% in September compared to a year earlier. During the quarter, the dollar volume of significant property sales totaled $114.8 billion in the U.S., down by 2.0% from the year ago period according to RCA. In comparison, our real estate capital markets revenue increased by 17% year-over-year, primarily due to organic growth.

Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. According to NGKF Research, the combined average vacancy rate for office, industrial, and retail properties ended the third quarter of 2016 at 7.4%, down from 7.9% a year earlier, marking twenty-six consecutive quarters of improving average vacancy rates. Rents for all property types in the U.S. continued to improve modestly. According to NGKF Research, leasing activity during the third quarter of 2016 was down slightly from the year ago period, likely a result of lower corporate earnings in the past several quarters. In comparison, revenues from our leasing and other services business decreased by 3.0%.

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

As of September 30, 2016, our front-office headcount was down slightly year-over-year at 3,800 brokers, salespeople, managers and other front-office personnel. For the quarter ended September 30, 2016, average revenue generated per front-office employee decreased by 3% from a year ago to approximately $154 thousand. Average revenue per front-office employee was adversely impacted by recent front-office hires and acquisitions, particularly in our Real Estate Services business. Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company.

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

Since 2015, our Financial Services acquisitions have included GFI and Perimeter Markets Inc. (“Perimeter Markets”). In July 2016, we also announced that we have entered into an agreement to acquire the businesses of Sunrise Brokers Group (“Sunrise Brokers”).

On February 26, 2015, we announced the successful completion of our tender offer for the majority of GFI’s outstanding common shares. GFI is a leading intermediary in the global OTC and Listed markets, offering an array of sophisticated trading technologies and products. GFI generated more than $880 million in revenues in 2014, including revenues from its Trayport and Kyte businesses, which have since been sold. The acquisition of GFI represented the largest acquisition in our history. On January 12, 2016, we completed the merger with GFI by acquiring the remaining shares of GFI. This combination dramatically increases the scale and scope of the Company and the combined company is now the largest interdealer-broker and wholesale financial broker in the industry.

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

On July 19, 2016, we announced that we have entered into an agreement to acquire the businesses of Sunrise Brokers, an independent financial brokerage with a leading reputation in worldwide equity derivatives. Based in London, and with offices in New York and Hong Kong, Sunrise was voted overall “Number One Equity Products Broker of the Year” by Risk Magazine for the past nine years, and the top broker in “Equity Exotic Derivatives” for 13 years running. Sunrise has approximately 135 brokers, generated approximately $90 million in revenues in 2015, and has grown its revenues and profits for each of the last three years.

On September 23, 2016, we completed the acquisition of Perimeter Markets, an independent provider of electronic fixed income and futures trading in Canada, through its CBID™ platforms.

Since 2015, our Real Estate Services acquisitions have included Computerized Facilities Integration (“CFI”), Excess Space, Steffner Commercial Real Estate, CCR, Rudesill-Pera Multifamily, LLC, CRE Group, certain assets of the John Buck Company, LLC and Buck Management Group LLC, Continental Realty and Newmark Grubb Mexico City.

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

On September 13, 2016, we acquired several management agreement contracts from the John Buck Company, LLC and Buck Management Group, LLC, which are expected to contribute to our commercial real estate leasing brokerage revenues.

On September 30, 2016 we completed our acquisition of Continental Realty LTD., (“Continental Realty”). Continental Realty is one of the largest commercial realty brokerage operations in Central Ohio. The firm has developed a team of real estate professionals with expertise in all aspects of commercial brokerage including office, industrial, retail, and land and investment sales.

On October 18, 2016, we announced that we have completed our acquisition of Newmark Grubb Mexico City. Newmark Grubb Mexico City is known as one of the premier tenant advisory firms in the Mexico City area. Mexico City represents the world’s twelfth largest metropolitan area by population.

FINANCIAL HIGHLIGHTS

For the three months ended September 30, 2016, we had income (loss) from operations before income taxes of $104.5 million compared to income (loss) from operations before income taxes of $83.3 million in the year earlier period. Our results include the results of GFI beginning on February 27, 2015. Total revenues for the quarter ended September 30, 2016 decreased approximately $41.8 million to $643.5 million, largely due to the December 2015 sale of Trayport, which generated $18.9 million of net revenues in the third quarter of 2015, as well as lower global volumes across foreign exchange, cash equities, equity derivatives, shipping and certain commodities markets. The implementation of initial uncleared derivative margin requirements in the United States caused a $14 million year-over-year decline in revenues during the last eight business days of August. The Company also reduced the number of less productive brokers and salespeople in Financial Services by more than 140 year-over-year, reducing revenues but increasing profitability. In addition, BGC increased the percentage of revenues from its higher-margin FENICS platform. Total expenses decreased approximately $27.1 million to $638.4 million, due to a $15.0 million decrease in non-compensation expenses, as well as a $12.1 million decrease in compensation expenses. Our ongoing improvement in profitability was driven by business integration synergies and the growth of our high-margin fully electronic FENICS business. We expect our revenues and earnings to grow over time as we continue to invest our $840.5 million of liquidity and to reap the benefits from our recent acquisitions and front-office hires.

We expect to increase productivity per broker and to continue converting voice and hybrid broking to higher margin fully electronic trading, all of which should lead to increased revenues and profitability. By freeing up capital set aside for regulatory and clearing purposes in connection with the GFI integration, we will also be able to use our balance sheet more efficiently.

Our Real Estate Services business’ overall revenues grew by approximately 3.7%. This improvement was led by an almost entirely organic 16.6% increase in revenues from real estate capital markets brokerage. According to NGKF research, quarterly industry-wide U.S. leasing activity was down by over 5% year-over-year and U.S. investment sales declined by 2%. We therefore continued to grow faster than the overall market. As we make accretive acquisitions and profitable hires, we expect to sustain our outperformance.

We believe that BGC’s assets and businesses are worth considerably more than what is reflected in our current share price. Based on recent equity multiples, we think that the market is undervaluing both NGKF and FENICS. We also believe that our stock price does not accurately reflect the more than $705 million of additional Nasdaq shares (based on the October 26, 2016 closing price) we anticipate receiving over time, which are not reflected on our balance sheet. As we have previously stated, we are actively working on ways to unlock substantial value for our investors. We also expect our earnings to continue to grow as we increase the profitability of GFI, add revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$496,265	77.1%	$521,264	76.0%	$1,469,940	76.0%	$1,424,357	74.9%
Principal transactions	76,332	11.9	73,841	10.8	255,219	13.2	238,958	12.6

Total brokerage revenues	572,597	89.0	595,105	86.8	1,725,159	89.2	1,663,315	87.5
Real estate management services	49,373	7.7	48,867	7.1	140,960	7.3	135,997	7.2
Fees from related parties	6,126	1.0	6,609	1.0	18,061	0.9	19,310	1.0
Data, software and post-trade	11,834	1.8	29,124	4.2	36,599	1.9	68,344	3.6
Interest income	2,792	0.4	1,387	0.2	8,952	0.5	6,253	0.3
Other revenues	783	0.1	4,203	0.7	4,770	0.2	8,774	0.4

Total revenues	643,505	100.0	685,295	100.0	1,934,501	100.0	1,901,993	100.0
Expenses:
Compensation and employee benefits	415,697	64.6	435,932	63.6	1,243,501	64.3	1,213,803	63.8
Allocation of net income and grant of exchangeability to limited partnership units and FPUs	58,771	9.1	50,667	7.4	132,670	6.8	113,921	6.0

Total compensation and employee benefits	474,468	73.7	486,599	71.0	1,376,171	71.1	1,327,724	69.8
Occupancy and equipment	46,513	7.2	51,300	7.5	146,026	7.5	157,373	8.3
Fees to related parties	5,060	0.8	4,876	0.7	14,803	0.8	13,564	0.7
Professional and consulting fees	15,549	2.4	15,201	2.2	45,160	2.3	53,702	2.8
Communications	30,568	4.8	31,503	4.6	92,076	4.8	88,550	4.7
Selling and promotion	22,613	3.5	23,370	3.4	73,725	3.8	70,609	3.7
Commissions and floor brokerage	8,493	1.3	8,865	1.3	27,633	1.4	25,616	1.4
Interest expense	15,383	2.4	16,944	2.5	43,465	2.2	51,285	2.7
Other expenses	19,709	3.1	26,802	3.9	66,204	3.6	75,022	3.9

Total expenses	638,356	99.2	665,460	97.1	1,885,263	97.5	1,863,445	98.0

Other income (losses), net:
Gain (loss) on divestiture and sale of investments	7,044	1.1	2,717	0.4	7,044	0.4	3,396	0.2
Gains (losses) on equity method investments	683	0.1	1,042	0.2	1,741	0.1	2,678	0.1
Other income (loss)	91,653	14.2	59,728	8.7	98,748	5.1	92,259	4.9

Total other income (losses), net	99,380	15.4	63,487	9.3	107,533	5.6	98,333	5.2

Income (loss) from operations before income taxes	104,529	16.2	83,322	12.2	156,771	8.1	136,881	7.2
Provision (benefit) for income taxes	30,263	4.7	28,737	4.2	45,651	2.4	41,055	2.2

Consolidated net income (loss)	74,266	11.5	54,585	8.0	111,120	5.7	95,826	5.0
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	13,384	2.0	16,214	2.4	20,854	1.0	34,053	1.8

Net income (loss) available to common stockholders	$60,882	9.5%	$38,371	5.6%	$90,266	4.7%	$61,773	3.2%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $22.5 million, or 3.8%, to $572.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Commission revenues decreased by $25.0 million, or 4.8%, to $496.3 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Principal transactions revenues increased by $2.5 million, or 3.4%, to $76.3 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

The decrease in brokerage revenues was primarily driven by the lower global volumes across foreign exchange, cash equities, equity derivatives, shipping, and certain commodities markets, partially offset by an increase in revenue from high-margin real estate capital markets brokerage. Industry-wide inter-dealer voice, hybrid, and fully electronic brokerage revenues were also negatively impacted by a temporary but large decline in market activity in the quarter due to the implementation of new U.S. over-the-counter margin requirements for certain uncleared derivatives. The implementation of initial uncleared derivative margin requirements in the United States caused a $14 million year-over-year decline in revenues during the last eight business days of August. Additionally, the Company reduced the number of less productive brokers and salespeople in Financial Services by more than 140 as compared to last year, reducing revenues but increasing profitability.

Our rates revenues decreased by $1.2 million, or 1.1%, to $112.4 million in the three months ended September 30, 2016. The decrease in rates revenues was primarily due to industry-wide declines in wholesale market activity.

Our credit revenues decreased by $0.3 million, or 0.4%, to $67.2 million in the three months ended September 30, 2016. This decrease was mainly due to lower global volumes.

Our FX revenues decreased by $14.8 million, or 16.8%, to $73.2 million for the three months ended September 30, 2016. This decrease was primarily driven by lower global volumes.

Our brokerage revenues from energy and commodities decreased by $7.8 million, or 14.2%, to $47.1 million for the three months ended September 30, 2016. This decrease was primarily driven by lower volumes, particularly in Europe.

Our brokerage revenues from equities and other asset classes decreased by $7.2 million, or 15.6%, to $39.1 million for the three months ended September 30, 2016. This decrease was primarily driven by lower volumes, particularly in the U.S.

Total Real Estate brokerage revenues increased by $8.9 million, or 4.0%, to $233.7 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This increase was primarily driven by capital markets.

Leasing and other services revenues decreased by $4.6 million, or 3.2%, to $139.1 million for the three months ended September 30, 2016 as compared to the prior year period. This decrease was primarily driven by lower volumes. According to NGKF Research, leasing activity during the third quarter of 2016 was down in the third quarter from the year ago period.

Real estate capital markets revenues increased by $13.5 million, or 16.6%, to $94.6 million for the three months ended September 30, 2016 as compared to the prior year period. This increase was primarily driven by acquisitions and organic growth as recent new hires increased their productivity.

Real Estate Management Services

Real estate management services revenue increased by $0.5 million, or 1.0%, to $49.4 million for the three months ended September 30, 2016.

Fees from Related Parties

Fees from related parties decreased by $0.5 million, or 7.3%, to $6.1 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Data, Software and Post-Trade

Data, software and post-trade revenues decreased by $17.3 million, or 59.4%, to $11.8 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease was primarily driven by the sale of Trayport, which generated $18.9 million of net revenues in the third quarter of 2015.

Interest Income

Interest income increased by $1.4 million, or 101.3%, to $2.8 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This increase was primarily due to an increase in interest income from employee loans.

Other Revenues

Other revenues decreased by $3.4 million, or 81.4%, to $0.8 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease was primarily due to decreases in dividend income and underwriting fees.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $20.2 million, or 4.6%, to $415.7 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The main drivers of this decrease were cost savings associated with the GFI synergies and lower levels of brokerage revenues within our Financial Services segment.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $8.1 million, or 16.0%, to $58.8 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This increase was primarily driven by an increase in allocations of net income to limited partnership units during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Occupancy and Equipment

Occupancy and equipment expense decreased by $4.8 million, or 9.3%, to $46.5 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This decrease was primarily driven by decreases in rent, occupancy, maintenance contracts and depreciation expenses in our Financial Services segment.

Fees to Related Parties

Fees to related parties increased by $0.2 million, or 3.8%, to $5.1 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $0.3 million, or 2.3%, to $15.5 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Communications

Communications expense decreased by $0.9 million, or 3.0%, to $30.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense decreased by $0.8 million, or 3.2%, to $22.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $0.4 million, or 4.2%, to $8.5 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Interest Expense

Interest expense decreased by $1.6 million, or 9.2%, to $15.4 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease was primarily driven by lower interest rates on the 8.375% Senior Notes due to the improved credit rating following the BGC Guarantee, as well as a decrease in interest expense due to the maturity of 4.50% Convertible Senior Notes, partially offset by the interest expense on the 5.125% Senior Notes issued on May 27, 2016.

Other Expenses

Other expenses decreased by $7.1 million, or 26.5%, to $19.7 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily related to decreases in legal settlement and litigation expenses, as well as decreases in amortization expense on intangible assets.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had a gain on divestiture of $7.0 million in the three months ended September 30, 2016, as a result of the sale of cost method investments. For the three months ended September 30, 2015, there was a gain on divestiture of $2.7 million related to the sale of marketable securities.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments decreased by $0.4 million, or 34.5%, to a gain of $0.7 million, for the three months ended September 30, 2016 as compared to a gain of $1.0 million for the three months ended September 30, 2015. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) increased by $31.9 million, or 53.5%, to $91.7 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Other income (loss) for the three months ended September 30, 2016 was primarily related to the recognition of the Nasdaq transaction earn-out and the related mark-to-market and/or hedging associated with Nasdaq shares, as well as the recognition of $18.3 million of other income related to an adjustment of future earn-out payments that will no longer be required.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased by $1.5 million, or 5.3%, to $30.3 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This increase was primarily driven by an increase in pre-tax earnings as well as the change in the geographic mix of earnings for the period. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $2.8 million, or 17.5%, to $13.4 million, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The results of operations of GFI and the Company’s other acquisitions have been included in the Company’s unaudited condensed consolidated financial statements subsequent to their respective dates of acquisition. GFI was acquired on February 26, 2015, and accordingly several of the revenue and expense items below were impacted because of the inclusion of the operations of GFI for the entire nine months ended September 30, 2016 compared to only seven months of operations during the nine months ended September 30, 2015.

Revenues

Brokerage Revenues

Total brokerage revenues increased by $61.8 million, or 3.7%, to $1,725.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Commission revenues increased by $45.6 million, or 3.2%, to $1,469.9 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Principal transactions revenues increased by $16.3 million, or 6.8%, to $255.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

The increase in brokerage revenues was primarily driven by the addition of GFI, the ongoing success of NGKF, led by an almost entirely organic 22.2% increase in revenue from high-margin real estate capital markets brokerage, and by the strong growth of our high-margin FENICS fully electronic business.

Our rates revenues decreased by $10.5 million, or 2.9%, to $352.7 million in the nine months ended September 30, 2016. The decrease in rates revenues of $10.5 million was primarily due to industry-wide declines in wholesale market activity.

Our credit revenues increased by $21.3 million, or 10.2%, to $229.5 million in the nine months ended September 30, 2016. This increase was mainly due to our acquisition of GFI.

Our FX revenues decreased by $17.1 million, or 6.9%, to $232.5 million for the nine months ended September 30, 2016. This decrease was primarily driven by lower volumes, particularly in the U.S. and Europe.

Our brokerage revenues from energy and commodities increased by $29.6 million, or 21.3%, to $168.8 million for the nine months ended September 30, 2016. This increase was primarily driven by our acquisition of GFI.

Our brokerage revenues from equities and other asset classes increased by $3.3 million, or 2.6%, to $133.0 million for the nine months ended September 30, 2016. This increase was primarily driven by our acquisition of GFI.

Total Real Estate brokerage revenues increased by $35.2 million, or 6.1%, to $608.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This increase was primarily driven by organic growth, new hires and acquisitions, as well as by improving broker productivity.

Leasing and other services revenues decreased by $8.2 million, or 2.2%, to $369.3 million for the nine months ended September 30, 2016 as compared to the prior year period. This decrease was primarily driven by lower volumes.

Real estate capital markets revenues increased by $43.4 million, or 22.2%, to $239.4 million for the nine months ended September 30, 2016 as compared to the prior year period. This increase was primarily driven by increases in market share due to acquisitions, organic growth as well as new hires.

Real Estate Management Services

Real estate management services revenue increased by $5.0 million, or 3.6%, to $141.0 million for the nine months ended September 30, 2016. This increase was primarily driven by our acquisitions of CFI and the CRE Group and organic growth.

Fees from Related Parties

Fees from related parties decreased by $1.2 million, or 6.5%, to $18.1 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Data, Software and Post-Trade

Data, software and post-trade revenues decreased by $31.7 million, or 46.4%, to $36.6 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease was primarily driven by the sale of Trayport in December 2015, which generated $42.8 million of net revenues in the nine months ended September 30, 2015.

Interest Income

Interest income increased by $2.7 million, or 43.2%, to $9.0 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This increase was primarily due to an increase in interest income from employee loans.

Other Revenues

Other revenues decreased by $4.0 million, or 45.6%, to $4.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease was primarily due to decreases in dividend income and underwriting fees.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $29.7 million, or 2.4%, to $1,243.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The main driver of this increase was the increased level of brokerage revenues related to investments in our Real Estate Services business.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $18.7 million, or 16.5%, to $132.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Occupancy and Equipment

Occupancy and equipment expense decreased by $11.3 million, or 7.2%, to $146.0 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This decrease was primarily driven by fixed-asset impairment charges that had been recognized in the nine months ended September 30, 2015, partially offset by acquisitions in our Real Estate Services segment.

Fees to Related Parties

Fees to related parties increased by $1.2 million, or 9.1%, to $14.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $8.5 million, or 15.9%, to $45.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The higher expense in the nine months ended September 30, 2015 was due to costs incurred related to the GFI acquisition.

Communications

Communications expense increased by $3.5 million, or 4.0%, to $92.1 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This increase was primarily driven by the acquisition of GFI. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $3.1 million, or 4.4%, to $73.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase was primarily due to greater advertising and marketing expenses in our Real Estate Services segment. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $2.0 million, or 7.9%, to $27.6 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to the acquisition of GFI.

Interest Expense

Interest expense decreased by $7.8 million, or 15.2%, to $43.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease was primarily driven by the maturity of the 8.75% Convertible Senior Notes on April 15, 2015 and lower interest rates on the 8.375% Senior Notes due to the improved rating from rating agencies.

Other Expenses

Other expenses decreased by $8.8 million, or 11.8%, to $66.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily related to decreases in amortization expense on intangible assets.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had a gain on divestiture of $7.0 million in the nine months ended September 30, 2016, as a result of the sale of cost method investments. For the nine months ended September 30, 2015, there was a gain on divestiture of $3.4 million, primarily related to the sale of marketable securities, as well as the sale of KBL, which was completed in May 2015, and KGL, which was completed in March 2015.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments decreased by $0.9 million, or 35.0%, to $1.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) increased by $6.5 million, or 7.0%, to $98.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Other income (loss) for the nine months ended September 30, 2016 was primarily related to a $67.0 million gain in connection with the Nasdaq earn-out, as well as a gain of $18.3 million related to an adjustment of future earn-out payments that will no longer be required and a gain of $12.8 million related to the mark-to-market on marketable securities classified as trading securities and any related hedging transactions. Other income (loss) for the nine months ended September 30, 2015 was primarily related to a $52.9 million gain in connection with the Nasdaq earn-out, as well as a $29.0 million gain with respect to appreciation on the 17.1 million shares of GFI common stock held by the Company prior to the successful completion of our tender offer in 2015, and a gain of $5.3 million related to the mark-to-market on marketable securities classified as trading securities and any related hedging transactions.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased by $4.6 million, or 11.2%, to $45.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This increase was primarily driven by an increase in pre-tax earnings, as well as the change in the geographic mix of earnings for the period. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $13.2 million, or 38.8%, to $20.9 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This decrease was due to the decrease in allocation of net income to Cantor units in the nine months ended September 30, 2016. Also contributing to this decrease was the decrease in allocation of GFI income to noncontrolling interests due to the closing of Back-End Mergers on January 12, 2016.

Business Segment Financial Results

The business segments are determined based on the products and services provided and reflect the manner in which financial information is evaluated by management. We evaluate the performance and review the results of the segments based on each segment’s “Income (loss) from operations before income taxes.”

Certain financial information for our segments is presented below. The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units, redemption/exchange of partnership units, issuance of restricted shares and allocations of net income to founding/working partner units and limited partnership units), as well as unallocated expenses, such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level. Corporate other income (losses), net includes gains that are not considered part of the Company’s ordinary, ongoing business, such as the realized gain related to the GFI shares owned by the Company prior to the completion of the tender offer to acquire GFI on February 26, 2015, the gain related to the disposition of the equity interests in the entities that make up the Trayport business, the mark-to-market on ICE common shares and any related hedging transactions when applicable, and the adjustment of future earn-out payments.

Three months ended September 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$352,141	$283,982	$7,382	$643,505
Total expenses	290,989	246,366	101,001	638,356
Total other income (losses), net	69,893	—	29,487	99,380

Income (loss) from operations before income taxes	$131,045	$37,616	$(64,132)	$104,529

Three months ended September 30, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$403,356	$273,980	$7,959	$685,295
Total expenses	344,869	233,202	87,389	665,460
Total other income (losses), net	57,366	—	6,121	63,487

Income (loss) from operations before income taxes	$115,853	$40,778	$(73,309)	$83,322

Segment Results for the Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

•	Revenues for Financial Services decreased approximately $51.2 million, or 12.7%, to $352.1 million for the three months ended September 30, 2016 from $403.4 million for the three months ended September 30, 2015. The decrease in revenues for our Financial Services segment was primarily due to a decrease in data, software and post-trade revenues due to the sale of Trayport as well as a decrease in brokerage revenues in foreign exchange, energy and commodities and equities and other asset classes. The implementation of initial uncleared derivative margin requirements in the United States caused a $14 million year-over-year decline in revenues during the last eight business days of August. Additionally, the Company reduced the number of less productive brokers and salespeople in Financial Services by more than 140 as compared to last year, reducing revenues but increasing profitability.

•	Revenues for Real Estate Services increased approximately $10.0 million, or 3.7%, to $284.0 million for the three months ended September 30, 2016 from $274.0 million for the three months ended September 30, 2015, led by an almost entirely organic 16.6% increase in revenue from high margin real estate capital markets brokerage as recent new hires increased their productivity. The increase in revenues for our Real Estate Services segment was primarily due to organic growth, new hires and acquisitions.

Expenses

•	Total expenses for Financial Services decreased approximately $53.9 million, or 15.6%, to $291.0 million for the three months ended September 30, 2016 from $344.9 million for the three months ended September 30, 2015. The decrease in expenses for our Financial Services segment was primarily due to continued cost savings related to GFI synergies, as well as lower compensation expense resulting from lower brokerage revenues.

•	Total expenses for Real Estate Services increased approximately $13.2 million, or 5.6%, to $246.4 million for the three months ended September 30, 2016 from $233.2 million for the three months ended September 30, 2015. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with acquisitions and new hires.

•	Total expenses for the Corporate Items category increased approximately $13.6 million, or 15.6%, to $101.0 million for the three months ended September 30, 2016 from $87.4 million for the three months ended September 30, 2015. This was primarily due to higher allocations of net income to limited partnership units and FPUs, as well as charges related to additional reserves on employee loans in the three months ended September 30, 2016.

Other income (losses), net

•	Other income (losses), net, for Financial Services increased approximately $12.5 million, or 21.8%, to a gain of $69.9 million for the three months ended September 30, 2016 from a gain of $57.4 million for the three months ended September 30, 2015. The increase in other income (losses), net, for our Financial Services segment was primarily due to the recognition of the earn-out on the Nasdaq transaction and the mark-to-market movements and/or hedging on the Nasdaq earn-out shares.

•	Other income (losses), net, for the Corporate Items category increased approximately $23.4 million, or 381.7%, to a gain of $29.5 million for the three months ended September 30, 2016 from a gain of $6.1 million for the three months ended September 30, 2015, primarily due to the recognition of $18.3 million of other income related to an adjustment of future earn-out payments that will no longer be required, as well as the recognition of a $7.0 million gain on the sale of certain cost method investments.

Income (loss) from operations before income taxes

•	Income (loss) from operations before income taxes for Financial Services increased approximately $15.2 million, or 13.1%, to $131.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

•	Income (loss) from operations before income taxes for Real Estate Services decreased $3.2 million, or 7.8%, to $37.6 million for the three months ended September 30, 2016 from $40.8 million for the three months ended September 30, 2015, largely due to costs associated with investments in the business.

Nine months ended September 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$1,159,060	$752,224	$23,217	$1,934,501
Total expenses	969,092	673,972	242,199	1,885,263
Total other income (losses), net	79,539	—	27,994	107,533

Income (loss) from operations before income taxes	$269,507	$78,252	$(190,988)	$156,771

Nine months ended September 30, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$1,166,430	$711,066	$24,497	$1,901,993
Total expenses	988,959	627,017	247,469	1,863,445
Total other income (losses), net	58,202	—	40,131	98,333

Income (loss) from operations before income taxes	$235,673	$84,049	$(182,841)	$136,881

Segment Results for the Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

•	Revenues for Financial Services decreased approximately $7.4 million, or 0.6%, to $1,159.1 million for the nine months ended September 30, 2016 from $1,166.4 million for the nine months ended September 30, 2015. The decrease in revenues for our Financial Services segment was primarily due to the sale of Trayport, as well as a reduction in brokerage revenues from foreign exchange and rates, partially offset by an increase in brokerage revenues from energy and commodities, credit and equity and other asset classes. Trayport generated $42.8 million in revenues for the nine months ended September 30, 2015. The implementation of initial uncleared derivative margin requirements in the United States caused a $14 million year-over-year decline in revenues during the last eight business days of August. Additionally, the Company reduced the number of less productive brokers and salespeople in Financial Services by more than 140 as compared to last year, reducing revenues but increasing profitability.

•	Revenues for Real Estate Services increased approximately $41.2 million, or 5.8%, to $752.2 million for the nine months ended September 30, 2016 from $711.1 million for the nine months ended September 30, 2015. The increase in revenues for our Real Estate Services segment was primarily due to organic growth, new hires and acquisitions.

Expenses

•	Total expenses for Financial Services decreased approximately $19.9 million, or 2.0%, to $969.1 million for the nine months ended September 30, 2016 from $989.0 million for the nine months ended September 30, 2015. The decrease in expenses for our Financial Services segment was primarily due to cost synergies related to the GFI acquisition.

•	Total expenses for Real Estate Services increased approximately $47.0 million, or 7.5%, to $674.0 million for the nine months ended September 30, 2016 from $627.0 million for the nine months ended September 30, 2015. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with new hires and acquisitions.

•	Total expenses for the Corporate Items category decreased approximately $5.3 million, or 2.1%, to $242.2 million for the nine months ended September 30, 2016 from $247.5 million for the nine months ended September 30, 2015.

Other income (losses), net

•	Other income (losses), net, for Financial Services increased approximately $21.3 million, or 36.7%, to a gain of $79.5 million for the nine months ended September 30, 2016 from a gain of $58.2 million for the nine months ended September 30, 2015. The increase in other income (losses), net, for our Financial Services segment was primarily due to the recognition of the Nasdaq earn-out and the mark-to-market movements and/or hedging on the Nasdaq earn-out shares.

•	Other income (losses), net, for the Corporate Items category decreased approximately $12.1 million, or 30.2%, to a gain of $28.0 million for the nine months ended September 30, 2016 from a gain of $40.1 million for the nine months ended September 30, 2015. The decrease in other income (losses), net, for the Corporate Items category was primarily due to a $29.0 million gain during the nine months ended September 30, 2015 with respect to appreciation on 17.1 million shares of GFI common stock held by the Company prior to the successful completion of our tender offer, partially offset by an $18.3 million gain related to an adjustment of future earn-out payments that will no longer be required, a $7.0 million gain related to the sale of a non-core Financial Services asset during the nine months ended September 30, 2016, and a $4.8 million gain on the mark-to-market on shares of ICE in the nine months ended September 30, 2016.

Income (loss) from operations before income taxes

•	Income (loss) from operations before income taxes for Financial Services increased approximately $33.8 million, or 14.4%, to $269.5 million for the nine months ended September 30, 2016 from $235.7 million for the nine months ended September 30, 2015. The increase in income from operations before income taxes for our Financial Services segment was primarily due to our acquisition of GFI and associated synergies as well as growth in FENICS.

•	Income (loss) from operations before income taxes for Real Estate Services decreased $5.8 million, or 6.9%, to $78.3 million for the nine months ended September 30, 2016 from $84.0 million for the nine months ended September 30, 2015 primarily due to investments in the business.

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

	September 30, 2016[1]	June 30, 2016	March 31, 2016	December 31, 2015[2]	September 30, 2015[1]	June 30, 2015	March 31, 2015[3]	December 31, 2014
Revenues:
Commissions	$496,265	$498,588	$475,087	$507,503	$521,264	$487,810	$415,283	$381,182
Principal transactions	76,332	86,448	92,439	74,184	73,841	95,349	69,768	50,366
Real estate management services	49,373	45,529	46,058	51,121	48,867	46,528	40,602	43,929
Fees from related parties	6,126	4,865	7,070	6,038	6,609	6,095	6,606	6,631
Data, software and post-trade	11,834	12,448	12,317	29,025	29,124	27,693	11,527	2,578
Interest income	2,792	3,777	2,383	4,390	1,387	3,161	1,705	1,673
Other revenues	783	305	3,682	1,183	4,203	2,495	2,076	2,924

Total revenues	643,505	651,960	639,036	673,444	685,295	669,131	547,567	489,283
Expenses:
Compensation and employee benefits	415,697	418,621	409,183	478,032	435,932	431,287	346,584	310,816
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	58,771	40,975	32,924	145,718	50,667	26,200	37,054	30,392

Total compensation and employee benefits	474,468	459,596	442,107	623,750	486,599	457,487	383,638	341,208
Occupancy and equipment	46,513	49,511	50,002	54,344	51,300	63,108	42,965	35,238
Fees to related parties	5,060	3,534	6,209	4,479	4,876	4,121	4,567	5,516
Professional and consulting fees	15,549	14,201	15,410	12,187	15,201	15,220	23,281	20,013
Communications	30,568	30,600	30,908	30,631	31,503	32,110	24,937	20,636
Selling and promotion	22,613	25,514	25,598	26,592	23,370	26,763	20,476	18,727
Commissions and floor brokerage	8,493	10,097	9,043	9,478	8,865	10,473	6,278	4,762
Interest expense	15,383	14,624	13,458	18,074	16,944	18,439	15,902	10,183
Other expenses	19,709	23,684	22,811	63,021	26,802	27,179	21,041	93,959

Total expenses	638,356	631,361	615,546	842,556	665,460	654,900	543,085	550,242
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	7,044	—	—	390,951	2,717	894	(215)	—
Gains (losses) on equity method investments	683	500	558	(815)	1,042	833	803	(2,418)
Other income (loss)	91,653	10,012	(2,917)	30,909	59,728	1,331	31,200	4,091

Total other income (losses), net	99,380	10,512	(2,359)	421,045	63,487	3,058	31,788	1,673

Income (loss) from operations before income taxes	104,529	31,111	21,131	251,933	83,322	17,289	36,270	(59,286)
Provision (benefit) for income taxes	30,263	10,548	4,840	79,441	28,737	2,272	10,046	(22,501)

Consolidated net income (loss)	74,266	20,563	16,291	172,492	54,585	15,017	26,224	(36,785)
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	13,384	4,838	2,632	107,477	16,214	5,670	12,169	(18,100)

Net income (loss) available to common stockholders	$60,882	$15,725	$13,659	$65,015	$38,371	$9,347	$14,055	$(18,685)

[1]	Amounts include the gains related to the earn-out associated with the Nasdaq Transaction recorded in Other income (losses).
[2]	Amounts include gains related to the Company’s sale of all of the equity interests in the entities that made up the Trayport business to ICE on December 11, 2015.
[3]	Amounts include the recognition of the cumulative realized gain of $29.0 million on the 17.1 million shares of GFI common stock owned by us prior to the tender offer.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Brokerage revenue by product:
Rates	$112,384	$120,678	$119,619	$108,060	$113,630	$126,798	$122,751	$91,797
Credit	67,221	77,330	84,915	63,399	67,515	73,814	66,873	46,649
Foreign exchange	73,191	76,835	82,468	75,167	87,999	85,976	75,632	59,457
Energy and commodities	47,061	57,306	64,398	57,061	54,879	54,843	29,407	15,785
Equities and other asset classes	39,076	45,593	48,366	42,594	46,314	50,329	33,083	28,033
Leasing and other services	139,109	124,555	105,627	162,263	143,680	130,221	103,563	135,725
Real estate capital markets	94,555	82,739	62,133	73,143	81,088	61,178	53,742	54,102

Total brokerage revenues	$572,597	$585,036	$567,526	$581,687	$595,105	$583,159	$485,051	$431,548

Brokerage revenue by product (percentage):
Rates	19.6%	20.6%	21.1%	18.6%	19.1%	21.7%	25.3%	21.3%
Credit	11.7	13.2	15.0	10.9	11.4	12.7	13.8	10.8
Foreign exchange	12.8	13.1	14.5	12.9	14.8	14.7	15.6	13.8
Energy and commodities	8.2	9.8	11.3	9.8	9.2	9.4	6.1	3.7
Equities and other asset classes	6.9	7.9	8.5	7.3	7.8	8.7	6.8	6.4
Leasing and other services	24.3	21.3	18.6	27.9	24.1	22.3	21.3	31.5
Real estate capital markets	16.5	14.1	11.0	12.6	13.6	10.5	11.1	12.5

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by type:
Real Estate	$233,664	$207,294	$167,760	$235,406	$224,768	$191,399	$157,305	$189,827
Financial Services voice/hybrid	303,364	336,658	357,071	312,076	332,430	350,944	292,377	216,413
Financial Services fully electronic	35,569	41,084	42,695	34,205	37,907	40,816	35,369	25,308

Total brokerage revenues	$572,597	$585,036	$567,526	$581,687	$595,105	$583,159	$485,051	$431,548

Brokerage revenue by type (percentage):
Real Estate	40.8%	35.4%	29.6%	40.5%	37.8%	32.8%	32.4%	44.0%
Financial Services voice/hybrid	53.0	57.5	62.9	53.6	55.8	60.2	60.3	50.1
Financial Services fully electronic	6.2	7.1	7.5	5.9	6.4	7.0	7.3	5.9

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

        Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, securities owned, marketable securities, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at September 30, 2016 were $4.8 billion, an increase of 20.6% as compared to December 31, 2015. The increase in total assets was driven primarily by increases in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, as well as increases in securities owned, partially offset by decreases in marketable securities. We maintain a significant portion of our assets in cash and marketable securities, with our liquidity (which we define as cash and cash equivalents, marketable securities and securities owned) at September 30, 2016 of $840.5 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our securities owned increased to $212.1 million at September 30, 2016, compared to $32.4 million at December 31, 2015, as we purchased Treasury securities for liquidity purposes. Our marketable securities decreased to $179.9 million at September 30, 2016, compared to $650.4 million at December 31, 2015, primarily as the result of the sale of ICE shares; the sale of ICE shares did not impact our overall liquidity.

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short-term borrowing rate then in effect, plus 1%. There were no borrowings outstanding under the facility as of September 30, 2016.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of September 30, 2016, we had no reverse repurchase agreements outstanding with Cantor or anyone else.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2016, we had no investments in the program.

Funding

Our funding base consists of longer-term capital (equity and notes payable), shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances significantly exceed our unsecured letters of credit and our unsecured bank borrowings. We believe that cash in and available to our largest regulated entities, inclusive of financing provided by clearing banks, is adequate for potential cash demands of normal operations, such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends paid pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

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

On June 28, 2013, upon completion of the Nasdaq Transaction, we received cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing. As a result of the earn-out, we expect to receive over $705 million in additional Nasdaq stock over time (stock value based on the October 26, 2016 closing price), which is not reflected on our balance sheet.

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

As of September 30, 2016, our liquidity, which we define as cash and cash equivalents, marketable securities and securities owned, was approximately $840.5 million. This does not include the over $705 million in additional Nasdaq stock (stock value based on the October 26, 2016 closing price) that we expect to receive over time. Thus, we anticipate having approximately $1.5 billion available to us to drive substantial returns for our investors. We expect to use our considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of BGC, all while maintaining or improving our investment grade rating.

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

The 4.50% Convertible Notes were our general senior unsecured obligations. The 4.50% Convertible Notes paid interest semi-annually at a rate of 4.50% per annum and were priced at par. As of September 30, 2016, the 4.50% Convertible Notes were convertible, at the holder’s option, at a conversion rate of 101.6260 shares of Class A common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances. On July 13, 2016, certain holders of the 4.50% Convertible Notes converted $68,000 in principal amount of notes, and, upon conversion, the Company delivered 6,909 shares of its Class A common stock to such holders. On July 15, 2016, the Company repaid the remaining approximately $159.9 million principal amount of its 4.50% Convertible Notes that matured on July 15, 2016.

In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which were expected to reduce the potential dilution of our Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, was greater than the strike price of the capped call transactions. The capped call transactions expired unexercised on July 13, 2016.

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

8.375% Senior Notes

        As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). The carrying value of these notes as of September 30, 2016 was $249.1 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were previously subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave us the ability to control the timing and process with respect to a full merger, which as discussed in Note 1—“Organization and Basis of Presentation” to our unaudited condensed consolidated financial statements, was completed on January 12, 2016. Also on July 10, 2015, we guaranteed the obligations of GFI under these 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of the 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. On November 4, 2015, GFI, BGC and the Trustee entered into the First Supplemental Indenture supplementing the Indenture and incorporating BGC’s guarantee of the Notes (the “First Supplemental Indenture”). On January 13, 2016, Moody’s Investors Service further upgraded the credit rating on the 8.375% Senior Notes, eliminating the penalty interest.

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

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of September 30, 2016, the Company had $17.9 million outstanding related to this secured loan arrangement, which includes $0.2 million of deferred financing costs. The value of the fixed assets pledged as of September 30, 2016 was $5.2 million.

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

On February 25, 2016, we entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of our domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. The maturity date of the facility is February 25, 2018. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on our debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Contemporaneously with the closing of this credit agreement, the $25.0 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. was terminated. As of September 30, 2016, there were no borrowings outstanding under either this $150.0 million facility or the terminated $25.0 million facility.

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

Our liquidity analysis includes a comparison of our consolidated net income (loss) adjusted for certain non-cash items (e.g., grants of exchangeability) as presented on the cash flow statement. Dividends and distributions are payments made to our holders of common shares and limited partnership interests and are related to earnings from prior periods. These timing differences will impact our cash flows in a given period.

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

Changes in Securities owned and Marketable securities may result from additional cash investments or sales, which will be offset by a corresponding change in Cash and cash equivalents and accordingly will not result in a change in our liquidity. Conversely, changes in the market value of such securities and the receipt of the Nasdaq earn-out in the form of additional Nasdaq shares are reflected in our earnings or other comprehensive income (loss) and will result in changes in our liquidity.

As of September 30, 2016, the Company had $448.5 million of Cash and cash equivalents, and included in this amount was $284.4 million of Cash and cash equivalents held by foreign subsidiaries. With the exception of the cash proceeds from the sale of Trayport, it is our intention to permanently reinvest undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. For these proceeds which are not permanently reinvested, the accrued tax liability is $135.5 million, net of foreign tax credits. In addition, certain GFI net operating loss carryforwards are expected to be utilized to reduce cash taxes. Taking these items together, we therefore expect to pay effective cash taxes of no more than $64 million related to the Trayport sale price, or an expected rate of less than 10%.

Discussion of the nine months ended September 30, 2016

The table below presents our Liquidity Analysis as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
(in millions)
Cash and cash equivalents	$448.5	$461.2
Securities owned	212.1	32.4
Marketable securities [1]	179.9	532.5

Total	$840.5	$1,026.1

[1]	As of December 31, 2015, $117.9 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $185.6 million decrease in our liquidity position from $1,026.1 million as of December 31, 2015 to $840.5 million as of September 30, 2016 was primarily related to repayment of $159.9 million used to retire BGC’s 4.50% Convertible Senior Notes; $111.2 million used with respect to the GFI back-end merger and related transactions; the redemption and/or repurchase of 10.0 million shares and /or units, net, at a cost to BGC of $87.8 million; ordinary changes in working capital; and cash paid with respect to various acquisitions. The Company also continued to invest significant amounts with regard to new front-office hires in Real Estate Services. These items were partially offset by net proceeds from BGC’s offering of $300 million aggregate principal amount of 5.125% Senior Notes due May 27, 2021.

Discussion of the nine months ended September 30, 2015

The table below presents our Liquidity Analysis as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
(in millions)
Cash and cash equivalents	$424.4	$648.3
Securities owned	34.5	32.5
Marketable securities [1]	55.0	144.7

Total	$513.9	$825.5

[1]	As of September 30, 2015, $54.7 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $311.6 million decrease in our liquidity position from $825.5 million to $513.9 million as of September 30, 2015 was primarily driven by the purchase of a controlling interest in GFI, as well as to acquire ARA, CFI and Excess Space, the redemption of and/or repurchase of shares and units, and the legal settlement with Tullet Prebon plc.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of September 30, 2016.

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

As of September 30, 2016, $544.2 million of net assets were held by regulated subsidiaries. As of September 30, 2016, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $284.3 million.

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

The final draft of the Markets in Financial Instruments Directive II (“MiFID II”) was published by the European Securities and Markets Authority (“ESMA”) in September 2015, and implementation is now expected to commence in January 2018. MiFID II will have a particularly significant impact in a number of key areas, including corporate governance, transaction reporting, pre- and post-trade transparency, technology synchronization, best execution and investor protection. MiFID II will also introduce a new regulated execution venue category known as the Organized Trading Facility, and there is currently expected to be a joint equivalence assessment by EU and non-EU jurisdictions for granting mutual access to each other’s domestic marketplaces. In addition, the June 23, 2016 U.K. referendum vote to leave the European Union and recent announcement that the UK Government will trigger Article 50 of the Lisbon Treaty (thereby setting in motion the timetable for the U.K. to leave the E.U.) may impact future market structure and MiFID II rulemaking and implementation due to potential changes in mutual passporting between the U.K. and EU Member States.

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

Changes in shares of the Company’s Class A common stock outstanding for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares outstanding at beginning of period	241,292,033	213,656,458	219,063,365	185,108,316
Share issuances:
Exchanges of limited partnership interests[1]	2,947,876	2,393,879	6,269,630	6,356,624
Issuance of Class A common stock for general corporate purposes	—	—	1,648,000	—
Vesting of restricted stock units (RSUs)	81,873	85,698	569,344	734,445
Acquisitions	125,111	—	24,854,144	757,287
Conversion of 8.75% Convertible Notes to Class A common stock	—	—	—	24,042,599
Other issuances of Class A common stock	250,219	56,637	292,524	109,605
Treasury stock repurchases	(1,341,947)	(100,000)	(9,326,182)	(841,081)
Forfeitures of restricted Class A common stock	(43,657)	(43,624)	(59,317)	(218,747)

Shares outstanding at end of period	243,311,508	216,049,048	243,311,508	216,049,048

[1]	The issuances related to exchanges of limited partnership interests did not impact the fully diluted number of shares and units outstanding.

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

The Company did not issue any shares of Class B common stock during the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016 and 2015, there were 34,848,107 shares of the Company’s Class B common stock outstanding.

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

The table below represents unit redemption and share repurchase activity for the three and nine months ended September 30, 2016.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1,2]
January 1, 2016—March 31, 2016	775,791	$8.59
April 1, 2016—June 30, 2016	1,804,365	8.91
July 1, 2016—September 30, 2016	2,444,069	8.90

Total Redemptions	5,024,225	$8.85

Repurchases[3,4]
January 1, 2016—March 31, 2016	7,187,046	8.72
April 1, 2016—June 30, 2016	797,189	9.04
July 1, 2016—July 31, 2016	52,877	8.78
August 1, 2016—August 31, 2016	94,003	8.81
September 1, 2016—September 30, 2016	1,195,067	8.91

Total Repurchases	9,326,182	$8.77

Total Redemptions and Repurchases	14,350,407	$8.80	$168,103,646

[1]	During the three months ended September 30, 2016, the Company redeemed approximately 2.3 million limited partnership units at an aggregate redemption price of approximately $20.6 million for an average price of $8.90 per unit and approximately 132.7 thousand FPUs at an aggregate redemption price of approximately $1.2 million for an average price of $8.81 per unit. During the three months ended September 30, 2015, the Company redeemed approximately 1.5 million limited partnership units at an aggregate redemption price of approximately $13.6 million for an average price of $9.03 per unit and approximately 54.9 thousand FPUs at an aggregate redemption price of approximately $294.4 thousand for an average price of $5.36 per unit.
[2]	During the nine months ended September 30, 2016, the Company redeemed approximately 4.8 million limited partnership units at an aggregate redemption price of approximately $42.2 million for an average price of $8.87 per unit and approximately 272.9 thousand FPUs at an aggregate redemption price of approximately $2.3 million for an average price of $8.48 per unit. During the nine months ended September 30, 2015, the Company redeemed approximately 4.8 million limited partnership units at an aggregate redemption price of approximately $42.0 million for an average price of $8.82 per unit and approximately 82.5 thousand FPUs at an aggregate redemption price of approximately $510.2 thousand for an average price of $6.18 per unit.
[3]	During the three months ended September 30, 2016, the Company repurchased approximately 1.3 million shares of its Class A common stock at an aggregate purchase price of approximately $11.9 million for an average price of $8.90 per share. During the three months ended September 30, 2015, the Company repurchased approximately 100 thousand shares of its Class A common stock at an aggregate purchase price of approximately $900.9 thousand for an average price of $9.01 per share.
[4]	During the nine months ended September 30, 2016, the Company repurchased approximately 9.3 million shares of its Class A common stock at an aggregate purchase price of approximately $81.7 million for an average price of $8.77 per share. During the nine months ended September 30, 2015, the Company repurchased approximately 0.8 million shares of its Class A common stock at an aggregate purchase price of approximately $6.8 million for an average price of $8.07 per share.

The table above represents the gross unit redemptions and share repurchases of our Class A common stock during the nine months ended September 30, 2016. Approximately 4.3 million of the 5.0 million units above were redeemed using cash from our CEO program, and therefore did not impact the fully diluted number of shares and units outstanding or our liquidity position. The remaining redemptions along with the Class A common stock repurchases resulted in a 10.0 million reduction in the fully diluted share count. This net reduction cost the Company approximately $87.8 million (or $8.76 per share/unit) during the nine months ended September 30, 2016. This reduction partially offset the overall growth in the fully diluted share count which resulted from shares issued for general corporate purposes, acquisitions, equity-based compensation and front-office hires.

The fully diluted weighted-average share count for the three months ended September 30, 2016 was as follows (in thousands):

Three Months Ended September 30, 2016
Common stock outstanding[1]	278,601
Limited partnership interests in BGC Holdings	147,222
Convertible Notes	2,121
RSUs (Treasury stock method)	423
Other	1,394

Total[2]	429,761

[1]	Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended September 30, 2016, the weighted-average number of Class A shares was 243.8 million and Class B shares was 34.8 million.
[2]	For the quarter ended September 30, 2016, approximately 1.0 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended September 30, 2016 included, on a weighted-average basis, approximately 1.0 million stock options. Also as of September 30, 2016, approximately 3.9 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

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

Similarly, in May 2014 we entered into the Tenth Amendment to the Agreement of Limited Partnership of BGC Holdings. Pursuant to this amendment, NPSUs may not be made exchangeable into shares of the Company’s Class A common stock and will not be allocated any items of profit or loss.

On November 4, 2015, partners of BGC Holdings approved the Eleventh Amendment to the Agreement of Limited Partnership of BGC Holdings (the “Eleventh Amendment”) effective as of October 1, 2015. In order to facilitate partner compensation and for other corporate purposes, the Eleventh Amendment created five new classes of non-distributing partnership units (collectively with the NPSUs, “N Units”). These new N Units carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs. The N Units are not entitled to participate in partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of the Company’s Class A common stock. The Eleventh Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

Subject to the approval of the Compensation Committee or its designee, certain N Units may be converted into the underlying unit type (i.e. an NREU will be converted into an REU) and will then participate in Partnership distributions, subject to terms and conditions determined by the general partner of BGC Holdings in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations. Such N Units are not included in the fully diluted share count.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange the 14,850,946 shares of Class A common stock owned by them as of September 30, 2016 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

Stock Option Exercises

We issued 17,403 shares of our Class A common stock related to the exercise of stock options during the nine months ended September 30, 2016. We issued 74,421 shares of our Class A common stock related to the exercise of stock options during the nine months ended September 30, 2015.

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

As of September 30, 2016, we have issued and sold an aggregate of 12.4 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the November 2014 Sales Agreement, with 7.6 million shares of Class A common stock remaining to be sold under this agreement. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these sales along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under this agreement.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2016, we have issued an aggregate of 9.1 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of September 30, 2016, we have issued approximately 270.5 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of our Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of September 30, 2016, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 217.5 million shares.

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

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

Since 2012, the Company has completed acquisitions, whose purchase price included an aggregate of approximately 9.6 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $54.4 million), 10.0 million limited partnership units (with an acquisition date fair value of approximately $64.0 million) and $64.0 million in cash that may be issued contingent on certain targets being met through 2022.

As of September 30, 2016, the Company has issued 7.5 million shares of its Class A common stock, 4.4 million limited partnership units and $16.0 million in cash related to such contingent payments.

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

As of September 30, 2016, there were 1,166,503 founding/working partner units remaining in which BGC Holdings had the right to redeem or exchange and Cantor had the right to purchase an equivalent number of Cantor units.

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

EQUITY METHOD INVESTMENTS

On June 3, 2014, the Company’s Board of Directors and Audit Committee authorized the purchase of 1,000 Class B Units of LFI Holdings, LLC (“LFI”), a subsidiary of Cantor, representing 10% of the issued and outstanding Class B Units of LFI after giving effect to the transaction. On the same day, the Company completed the acquisition for $6.5 million and was granted an option to purchase an additional 1,000 Class B Units of LFI for an additional $6.5 million. On August 5, 2015, the Board of Directors and Audit Committee authorized the Company’s exercise of the option to purchase additional Class B units of LFI in order to represent an ownership interest of 20% of LFI. On January 15, 2016, the Company closed on the exercise of its option to acquire additional Class B Units of LFI Holdings, LLC. At the closing, the Company made a payment of $6.5 million to LFI. As a result of the option exercise, the Company had a 20% ownership interest in LFI.

On October 25, 2016, the Company’s Board of Directors and Audit Committee authorized the purchase of 9,000 Class B Units of LFI Holdings, LLC (“LFI”), a subsidiary of Cantor, representing all of the issued and outstanding Class B Units of LFI not already owned by the Company. On November 4, 2016, the Company completed this transaction. As a result of this transaction, the Company owns 100% of the ownership interests in LFI. LFI, a technology infrastructure provider tailored to the financial sector, is a limited liability company headquartered in New York.

In the purchase agreement, Cantor agreed, subject to certain exceptions, not to solicit certain senior executives of LFI’s business and was granted the right to be a customer of LFI’s businesses on the best terms made available to any other customer. The aggregate purchase price paid by the Company to Cantor consisted of approximately $24.2 million in cash plus a post-closing adjustment to be determined after closing based on netting LFI’s expenses paid by Cantor after May 1, 2016 against accounts receivable owed to LFI by Cantor for access to LFI’s business from May 1, 2016 through the closing date. The Company previously had a 20% ownership interest in LFI and accounted for its investment using the equity method. The transaction will be accounted for as a transaction between entities under common control.

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

STOCK TRANSACTIONS – EXECUTIVE OFFICERS

In July 2016, the Audit Committee authorized the purchase by Mr. Lutnick’s retirement plan of up to $350,000 in Class A common stock at the closing price on the date of purchase. 36,405 shares of Class A common stock were purchased by the plan on August 16, 2016, at $8.77 per share, the closing price on the date of purchase.

UNIT REDEMPTIONS AND EXCHANGES—EXECUTIVE OFFICERS

During 2013, our executive officers participated in the Global Partnership Restructuring Program. In connection with the program, Messrs. Lynn, Windeatt and Sadler received an aggregate of 283,206 newly-issued BGC Holdings limited partnership units (equivalent to 9.75% of their non-exchangeable units that were redeemed in the above transactions). Upon any sale or other transfer by such executive officers of shares of restricted stock, a proportional number of these units will be redeemed for zero by BGC Holdings. These units are not expected to be made exchangeable into shares of Class A common stock. In connection with the sale of certain shares of restricted stock, an aggregate of 91,703 of such units held by Messrs. Lynn, Windeatt and Sadler were redeemed for zero on February 5, 2014, 6,377 of such units were redeemed for zero on December 5, 2014, 87,410 of such units were redeemed for zero on January 30, 2015, 69,408 of such units were redeemed for zero on February 24, 2016, and 3,152 of such units were redeemed for zero on September 30, 2016.

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

On January 30, 2015, the Compensation Committee approved the acceleration of the lapse of restrictions on transferability with respect to an aggregate of 598,904 shares of restricted stock held by our executive officers as follows: Mr. Lynn, 455,733 shares; Mr. Merkel, 16,354 shares; Mr. Windeatt, 95,148 shares; and Mr. Sadler, 31,669 shares. On January 30, 2015, these executives sold these shares to the Company at $7.83 per share. In connection with such sales, an aggregate of 87,410 of LPUs were redeemed for zero as follows: Mr. Lynn, 68,381 units; Mr. Windeatt, 14,277 units; and Mr. Sadler 4,752 units.

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

On September 30, 2016, Mr. Merkel elected to sell, and the Company agreed to purchase, an aggregate of 16,634 shares of the Company’s Class A common stock at a price of $8.75 per share, the closing price of the Company’s Class A common stock on such date. On September 30, 2016, certain trusts for the benefit of Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee of each trust and Mr. Merkel has the power to remove and replace such trustee, elected to sell, and the Company agreed to purchase, an aggregate of 4,131 shares of the Company’s Class A common stock on the same terms. These transactions were included in the Company’s stock repurchase authorization and authorized by the Audit Committee of the Board of Directors.

On November 7, 2016, the Compensation Committee agreed to grant 200,000 non-exchangeable PSUs/PPSUs in replacement of 200,000 NPSUs previously granted to Mr. Merkel (which, upon replacement, shall no longer exist) on or about each of the following dates, provided that BGC Partners, Inc., inclusive of its affiliates thereof, earns, in aggregate, at least $25 million in gross revenues in the calendar quarter in which the PSUs/PPSUs are to be granted: (i) December 1, 2016 and (ii) each March 31 of 2017 through 2020 (for an aggregate total of 1 million non-exchangeable PSUs/PPSUs). In connection with the foregoing, Mr. Merkel agreed to surrender a total of 1,714,286 previously granted NPSUs.

Each grant of PSUs/PPSUs also is subject to Mr. Merkel’s continued employment and compliance with the BGC Holdings, L.P. partnership agreement (the “Holdings Agreement”) as of the applicable grant date. The number of PSUs and PPSUs issuable on each grant date shall be determined by reference to the then-applicable practices for U.S.-based partners when determining the proportionality of PSUs/PPSUs (currently 55% in PSUs and 45% in PPSUs). The determination price of the PPSUs upon grant shall be the closing price of Company’s Class A common stock on the applicable grant dates. In addition to the foregoing grants of PSUs/PPSUs in replacement of NPSUs, the Compensation Committee granted: (i) effective November 7, 2016, exchange rights with respect to 110,000 of Mr. Merkel’s previously issued non-exchangeable PSUs and 90,000 of Mr. Merkel’s previously issued non-exchangeable PPSUs and (ii) effective on or about each February 28 of 2017 through 2020, exchange rights for 200,000 of Mr. Merkel’s then non-exchangeable PSU/PPSUs (the proportion of PSUs to PPSUs shall be in accordance with their issuance), subject to Mr. Merkel’s continued employment and compliance with the Holdings Agreement as of the applicable exchangeability date (for an aggregate total of 1 million exchangeable PSUs/PPSUs).

The Compensation Committee has further agreed to repurchase (i) the 110,000 exchangeable PSUs for an aggregate price of $952,600, based upon the closing price of BGC Partners, Inc. Class A common stock (“BGC Stock”) on November 7, 2016, which was $8.66, and (ii) the 90,000 exchangeable PPSUs for an aggregate price of $773,599 based on the average determination price for such PPSUs at the time of grant, which was $8.59554 per Unit. The total payment to Mr. Merkel with respect to the foregoing purchase is $1,726,199, less applicable taxes and withholdings.

All of the foregoing also is subject to the Company meeting its applicable 162(m) targets.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Notional Volume (in billions)
Total fully electronic volume	$4,234	$4,781	$4,944	$4,301	$4,659
Total hybrid volume[1]	53,225	52,869	48,700	47,012	47,703

Total fully electronic and hybrid volume	$57,459	$57,650	$53,644	$51,313	$52,362

Transaction Count (in thousands, except for days)
Total fully electronic transactions	2,390	2,629	2,905	2,652	2,914
Total hybrid transactions	1,065	1,074	1,012	843	885

Total transactions	3,455	3,703	3,917	3,495	3,799

Trading days	64	64	61	64	64

[1]	Hybrid is defined as transactions involving some element of electronic trading but executed by BGC’s brokers, exclusive of voice-only transactions.

Fully electronic volume, including new products, was $4.2 trillion for the three months ended September 30, 2016, compared to $4.7 trillion for the three months ended September 30, 2015. Our hybrid volume for the three months ended September 30, 2016 was $53.2 trillion, compared to $47.7 trillion for the three months ended September 30, 2015.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at September 30, 2016 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases[1]	$548,239	$71,576	$120,775	$91,706	$264,182
Notes payable and collateralized borrowings[2]	970,607	7,045	251,062	600,000	112,500
Interest on notes payable[3]	394,943	61,292	97,520	46,869	189,262
Other [4]	37,904	8,000	16,000	13,904	—

Total contractual obligations	$1,951,693	$147,913	$485,357	$752,479	$565,944

[1]	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $0.2 million over the life of the agreement.
[2]	Notes payable and collateralized borrowings reflects the issuance of $112.5 million of the 8.125% Senior Notes due June 26, 2042 (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of September 30, 2016 was approximately $109.2 million), $300.0 million of the 5.375% Senior Notes due December 9, 2019 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of September 30, 2016 was approximately $296.8 million), $240.0 million of the 8.375% Senior Notes due July 19, 2018 (the $240.0 million represents the principal amount of the debt; the carrying value of the 8.375% Senior Notes as of September 30, 2016 was approximately $249.1 million), $300.0 million of the 5.125% Senior Notes due on May 27, 2021 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of September 30, 2016 was approximately $296.0 million) and $17.9 million of collateralized borrowings due March 13, 2019. See Note 17— “Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
[3]	The $189.3 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.
[4]	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition. The amount payable each year reflects an estimate of future Charity Day obligations.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocation of net income and grants of exchangeability to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended September 30, 2016 and 2015, we incurred compensation expense of $34.3 million and $34.4 million, respectively, related to the grant of exchangeability on partnership units. During the nine months ended September 30, 2016 and 2015, we incurred compensation expense of $92.7 million and $96.6 million, respectively, related to the grant of exchangeability on partnership units.

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

As of September 30, 2016 and December 31, 2015, the aggregate balance of employee loans, net of reserve, was $254.0 million and $158.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2016 and 2015 was $23.7 million and $11.1 million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2016 and 2015 was $44.7 million and $30.9 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of September 30, 2016, there were 243,311,508 shares of our Class A common stock outstanding, of which 14,850,946 shares were held by Cantor and CFGM, Cantor’s managing general partner. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of September 30, 2016, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 61.4% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through September 30, 2016, Cantor has distributed to its current and former partners an aggregate of 20,785,974 shares of Class A common stock, consisting of (i) 19,333,660 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,452,314 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of September 30, 2016, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,820,997 shares of Class A common stock, consisting of 14,038,084 April 2008 distribution rights shares and 1,782,913 February 2012 distribution rights shares.

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

As of September 30, 2016, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 278,159,615 units and 278,159,615 units, representing approximately 66.2% and 66.2% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 142,128,987 units and 142,128,987 units, representing approximately 33.8% and 33.8% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As of September 30, 2016, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 77,105,951 limited partnership units, 14,464,622 founding partner units and 50,558,414 Cantor units.

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

As of September 30, 2016, there were 1,166,503 founding partner units with respect to which Cantor had the right to acquire an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly are not included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units are not entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of September 30, 2016, there were 15,344,386 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 14,850,946 shares of Class A common stock owned by them as of September 30, 2016 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

On November 4, 2015, partners of BGC Holdings approved the Eleventh Amendment to the Agreement of Limited Partnership of BGC Holdings (the “Eleventh Amendment”) effective as of October 1, 2015. In order to facilitate partner compensation and for other corporate purposes, the Eleventh Amendment created five new classes of non-distributing partnership units. These new N Units carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs. The N Units are not entitled to participate in partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of the Company’s Class A common stock. Subject to the approval of the Compensation Committee or its designee, certain N Units may be converted into the underlying unit type (i.e. an NREU will be converted into an REU) and will then participate in partnership distributions, subject to terms and conditions determined by the general partner of BGC Holdings in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations. The Eleventh Amendment was approved by the Audit Committee of the Board of Directors and by the full Board of Directors.

The following diagram illustrates our organizational structure as of September 30, 2016. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

*	Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 17.9% of the voting power, and the public stockholders would hold 82.1% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 15,344,386 Preferred Units granted and outstanding to BGC Holdings partners (see “Partnership Structure” herein); and (c) 15,277,854 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2016 through September 30, 2016 as follows: (a) 23,481,192 shares of Class A common stock issued on January 12, 2016 to the stockholders of JPI in the Back-End Mergers, which shares have been registered for resale pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-208967); (b) an aggregate of 22,846,858 limited partnership units granted by BGC Holdings; (c) 9,326,182 shares of Class A common stock repurchased by us, which includes 5,000,000 shares of Class A common stock that we repurchased from Cantor on February 23, 2016 and 970,639 shares of Class A common stock that Cantor donated to The Cantor Fitzgerald Relief Fund on February 23, 2016, and that we repurchased from The Cantor Fitzgerald Relief Fund on February 23, 2016; (d) 5,963,783 shares of Class A common stock sold by us under the November 2014 sales agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-200415), but not the 7,580,194 shares remaining for sale by us under such sales agreement; (e) 1,810,049 forfeited limited partnership units; (f) 1,372,952 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 10,878,992 shares remaining available for issuance by us under such Registration Statement; (g) 708,442 limited partnership and founding partner units redeemed or repurchased by us for cash; (h) 569,344 shares of Class A common stock issued for vested restricted stock units; (i) 193,519 shares of restricted Class A common stock issued upon conversion of 193,519 limited partnership interests; (j) 93,892 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,184,587 shares remaining available for sale by selling stockholders under such Registration Statement; (k) 59,317 forfeited shares of restricted Class A common stock; (l) 38,288 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,729,504 shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (m) 36,405 shares of Class A common stock purchased by Mr. Lutnick’s retirement plan; and (n) 4,219 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 170,978 shares remaining available for sale by selling stockholders under such Registration Statement.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $179.9 million as of September 30, 2016. These include shares of common stock of Nasdaq that we received in exchange for a portion of our electronic benchmark Treasury platform and shares of the common stock of ICE that we received in exchange for Trayport. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 9—“Marketable Securities” and Note 11—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar weakening against the Euro and the British Pound. If as of September 30, 2016, the U.S. Dollar had weakened against the Euro and the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $6.1 million.

Interest Rate Risk

BGC Partners had $1.0 billion in fixed-rate debt outstanding as of September 30, 2016. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of September 30, 2016. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

During the three months ending September 30, 2016, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 19—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Set forth below are certain additional risk factors:

Possible Impact of Final Income Tax Regulations

On October 13, 2016, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations regarding the treatment of certain related party corporate debt as equity for U.S. federal income tax purposes. These regulations include provisions that may adversely affect the tax consequences of common transactions, including intercompany obligations and/or financing. These changes are expected to impact many companies in the financial services sector, including several of our customers and competitors. These regulations could have an adverse impact on our income tax position or could possibly cause us to change the manner in which we conduct certain financial activities in ways that impose other costs on us. Due to the short time these regulations have been in effect, we are unable to determine the extent, if any, to which these regulations would adversely affect our businesses, prospects, financial condition and results of operations.

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

The information required by this Item is set forth in “Executive Compensation and Share Repurchases from Executive Officers” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I) and is incorporated by reference herein.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

12.1	Computation of Ratio of Earning to Fixed Charges.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2016 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/S/ STEVEN R. MCMURRAY
Name:	Steven R. McMurray
Title:	Chief Financial Officer

Date: November 8, 2016

[Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 dated November 8, 2016.]

EXHIBIT INDEX

Exhibit Number	Exhibit Title

12.1	Computation of Ratio of Earning to Fixed Charges.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.