Form 10-K
period 2016-12-31
BGC Partners, Inc.
filed 2017-02-28
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Numbers: 0-28191, 1-35591

BGC Partners, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4063515
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

499 Park Avenue, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 610-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value 8.125% Senior Notes due 2042	The NASDAQ Stock Market LLC New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2016 as reported on NASDAQ, was approximately $1,895,550,349.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2017
Class A Common Stock, par value $0.01 per share	247,642,533 shares
Class B Common Stock, par value $0.01 per share	34,848,107 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K

BGC Partners, Inc.

2016 FORM 10-K ANNUAL REPORT

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below and may impact either or both of our operating segments:

•	market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets and markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;

•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;

•	our relationships with Cantor Fitzgerald, L.P. and its affiliates, which we refer to as “Cantor,” including Cantor Fitzgerald & Co., which we refer to as “CF&Co,” and Cantor Commercial Real Estate Company, L.P., which we refer to as “CCRE,” any related conflicts of interest, any impact of Cantor’s results on our credit ratings and/or the associated outlooks, any loans to or from us or Cantor, CF&Co’s acting as our sales agent or underwriter under our controlled equity or other offerings, Cantor’s holdings of our debt securities, CF&Co’s acting as a market maker in our debt securities, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co, and any services provided by or transactions with CCRE;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding a U.K. exit from the European Union following the recent referendum and related rulings, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•	the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political impasses, as well as the economic and market response to the Republican party control of both the U.S. Presidency and Congress;

•	the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

•	the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions;

•	extensive regulation of our businesses and customers, changes in regulations relating to financial services companies, commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•	factors related to specific transactions or series of transactions, including credit, performance, and principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•	costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid or received and the impact thereof on our financial results and cash flows in any given period;

•	certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage and the need for short- or long-term borrowings, including from Cantor, or other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks and increased borrowing costs, as well as interest rate and foreign currency exchange rate fluctuations;

•	risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, or others;

•	our ability to enter new markets or develop new products, trading desks, marketplaces, or services for existing or new customers and to induce such customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•	our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our Real Estate Services business and our ability to grow in other geographic regions, the proposed separation, IPO and distribution of shares related to our Real Estate Services business, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

•	our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals;

•	our ability to expand the use of technology for hybrid and fully electronic trading in our product and service offerings;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•	our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•	information technology risks, including capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents and regulatory focus;

•	the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity offerings or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•	our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P., which we refer to as “BGC Holdings,” or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•	the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable securities, the proposed separation, IPO and distribution of shares related to our Real Estate Services business, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our outstanding debt or other securities, share sales and stock pledge, stock loan, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our Class B common stock and our other convertible securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares. The foregoing risks and uncertainties, as well as those risks and uncertainties discussed under the headings “Item 1A—Risk Factors,” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (the “SEC”), and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our Business

We are a leading global brokerage company servicing the financial and real estate markets through our two segments, Financial Services and Real Estate Services. Through our Financial Services brands, including BGC®, GFI®, Sunrise and RP Martin™, among others, our Financial Services segment specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, and futures. We also provide a wide range of services, including trade execution, broker-dealer services, clearing, processing, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our electronic brands including FENICS®, GFI®,, Lucera®, BGC Trader™, BGC Market Data and Capitalab® brands, we offer fully electronic brokerage, financial technology solutions, market data, trade compression, post-trade services, and analytics related to select financial instruments and markets.

Newmark Grubb Knight Frank (“NGKF”) is our leading commercial real estate business that comprises our Real Estate Services segment. Under brand names including Newmark Grubb Knight FrankTM, Newmark Cornish & CareyTM, Apartment Realty Advisors (ARA®), Computerized Facility IntegrationT M (“CFI”), Landauer®, and Excess Space Retail Services, Inc., NGKF offers commercial real estate tenants, owner-occupiers, investors, lenders, multi-national corporations and developers a wide range of services, including leasing and corporate advisory services, investment sales, and real estate finance, consulting, appraisal and valuation, project management, and property and facilities management services. NGKF offers these services to clients in a broad range of products, including office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage, land, condominium conversions, subdivisions and special use. For the twelve months ended December 31, 2016, we completed more than 16,500 real estate transactions in the U.S. with total deal consideration in excess of $57 billion.

On January 12, 2016, we announced that we had completed our merger with GFI Group (“GFI”) and now own 100% of GFI’s outstanding shares. This transaction included our successful completion on February 26, 2015 of a tender offer to acquire shares of common stock, par value $0.01 per share, of GFI for $6.10 per share in cash and accept for purchase 54.3 million shares (the “Tendered Shares”) tendered to us pursuant to our offer. GFI is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes. For further details, see “Acquisition of GFI Group Inc.”

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. We have more than 100 offices globally in major markets including New York and London, as well as in Atlanta, Beijing, Bogota, Boston, Buenos Aires, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Dublin, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Madrid, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, San Francisco, Santa Clara, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto and Washington, D.C.

As of December 31, 2016, we had 3,860 brokers, salespeople, managers and other front-office personnel.

Our History

The voice brokerage business within our Financial Services segment originates from one of the oldest and most established inter-dealer –or wholesale brokerage franchises in the financial intermediary industry. Cantor started our wholesale intermediary brokerage operations in 1972. In 1996, Cantor launched its eSpeed system, which revolutionized the way government bonds are traded in the inter-dealer market by providing a fully electronic trading marketplace. eSpeed, Inc. (“eSpeed”) completed an initial public offering in 1999 and began trading on NASDAQ, yet it remained one of Cantor’s controlled subsidiaries. Following eSpeed’s initial public offering, Cantor continued to operate its inter-dealer voice brokerage business separately from eSpeed. In August 2004, Cantor announced the reorganization and separation of its inter-dealer voice brokerage business into a subsidiary called “BGC,” in honor of B. Gerald Cantor, the pioneer in screen brokerage services and fixed income market data products. In April 2008, BGC and certain other Cantor assets merged with and into eSpeed, and the combined company began operating under the name “BGC Partners, Inc.” In June 2013, BGC sold certain assets relating to its U.S. Treasury benchmark business and the name “eSpeed” to Nasdaq, Inc. (“Nasdaq,” formerly known as “NASDAQ OMX Group, Inc.) (see “Nasdaq Transaction”).

Prior to the events of September 11, 2001, our financial brokerage business was widely recognized as one of the leading full-service wholesale financial brokers in the world, with a rich history of developing innovative technological and financial solutions. After September 11, 2001 and the loss of the majority of our U.S.-based employees, our voice financial brokerage business operated primarily in Europe.

Since the formation of BGC in 2004, we have substantially rebuilt our U.S. presence and have continued to expand our global footprint through the acquisition and integration of established brokerage companies and the hiring of experienced brokers. Through these actions, we have been able to expand our presence in key markets and position our Financial Services business for sustained growth. In 2016 and 2017, we have completed or announced several acquisitions, including the acquisition of the businesses of Sunrise Brokers Group, an independent financial brokerage specializing largely in equity derivatives, and the acquisition of Besso Insurance Group Limited, an independent Lloyd’s of London insurance brokerage.

Newmark & Company Real Estate, Inc. (“Newmark & Co.”) was formed in 1929 in New York City. Newmark & Co. expanded organically throughout the U.S. into a leading real estate brokerage and advisory firm primarily serving corporate and institutional clients. In 2005, Newmark & Co. entered into an alliance with London-based Knight Frank to facilitate client coverage outside of the Americas and became known as “Newmark Knight Frank” in the United States. Our Real Estate Services business was created through the acquisition of Newmark & Co. and certain of its affiliates in 2011.

Since 2012, our Real Estate Services business has grown organically through acquisitions. In 2016 and 2017, we have completed various acquisitions, including several brokerage firms, a project and development management business and a brokerage in Mexico City.

Proposed Initial Public Offering of Real Estate Services Business

On February 9, 2017, we announced that we confidentially submitted a draft registration statement on Form S-1 to the U.S. Securities and Exchange Commission relating to the proposed initial public offering of the Class A common stock of a newly formed subsidiary that will hold our Real Estate Services business, which operates as “Newmark Grubb Knight Frank,” or “NGKF.”

The number of Class A shares to be offered and the price range for the proposed offering have not yet been determined. The initial public offering is part of our plan to separate our Real Estate Services business into a separate public company. Following some period after the expected offering, we may, subject to market and other conditions, distribute the shares that we will hold of the newly formed subsidiary pro rata to our stockholders in a manner intended to qualify as tax-free for U.S. federal income tax purposes. This Annual Report on Form 10-K does not constitute an offer to sell, or a solicitation of an offer to buy, any securities, which will be made only by prospectus.

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

Pursuant to the TO Agreement, GFI’s then Executive Chairman, Michael Gooch, and its then Chief Executive Officer, Colin Heffron, remained as directors of GFI. Mr. Heffron entered into an amended and restated GFI employment agreement that continues to provide him with certain annual cash and equity compensation and severance arrangements. Mr. Gooch entered into a fixed-term employment agreement that provides him with certain cash and equity compensation. Pursuant to the TO Agreement, BGC has established a Distributable Earnings Bonus Pool (the “Pool”) program in an amount equal to one times the average annual distributable earnings (as defined) of the GFI inter-dealer brokerage business for the three successive 12-month periods beginning on July 1, 2015. The Pool is in the form of awards of restricted equity units and preferred restricted equity units of BGC Holdings, L.P and will be allocated 35% to Mr. Gooch, 35% to Mr. Heffron and 30% to other GFI employees as mutually agreed by Messrs. Gooch and Heffron and BGC. As a condition to participation in the Pool, each participant (including Messrs. Gooch and Heffron) has entered into a non-competition and award agreement containing the terms and conditions of his or her participation, which terms include the participant’s continued employment through July 1, 2018 and certain other conditions, obligations and covenants (including non-competition, non-solicitation, non-hire and non-disclosure provisions).

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

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement, dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The JPI Merger allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the JPI Merger, BGC and its affiliates now own 100% of the outstanding shares of GFI’s common stock.

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

In total, approximately 23.5 million shares of BGC Class A common stock and $111.2 million in cash were issued or paid with respect to the closing of the JPI Merger, inclusive of adjustments ($89.9 million has been paid as of December 31, 2016). The total purchase consideration for all shares of GFI purchased by BGC was approximately $750 million, net of the $250.0 million note previously issued to GFI by BGC, which is eliminated in consolidation. This figure excludes the $29.0 million gain recorded in the first quarter of 2015 with respect to the appreciation of the 17.1 million shares of GFI held by BGC prior to the successful completion of the tender offer.

As a condition to closing, Messrs. Gooch and Heffron resigned as directors of the board of directors of GFI. Mr. Gooch retains the titles of Vice Chairman of BGC Partners, L.P. and Chairman of the GFI Division, while Mr. Heffron continues to be the CEO of the GFI Division.

Trayport Transaction

On December 11, 2015, we completed the sale (the “Trayport Transaction”) of all of the equity interests in the entities that make up the Trayport business to Intercontinental Exchange, Inc. (“ICE”). The Trayport business was GFI’s electronic European energy software, trading, and market data business. The Trayport Transaction occurred pursuant to a Stock Purchase Agreement, dated as of November 15, 2015. At the closing, we received 2,527,658 shares of ICE common stock issued with respect to the $650 million purchase price, which was adjusted at closing. Through December 31, 2016, we have sold more than 95% of our shares of ICE common stock.

Trayport, prior to its sale, had generated gross revenues of approximately $80 million over the twelve months ended September 30, 2015. BGC expects to pay effective cash taxes of no more than $64 million related to the Trayport sale price, or an expected effective tax rate of less than 10%.

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

NASDAQ Transaction

On June 28, 2013, we completed the sale (the “Nasdaq Transaction”) of certain assets to Nasdaq, Inc. (“Nasdaq,” formerly known as “NASDAQ OMX Group, Inc.”), which purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (“eSpeed”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of Nasdaq is equal to or greater than $25 million. Through December 31, 2016, we have received 3,968,988 shares of Nasdaq common stock in accordance with the agreement. The contingent future issuances of Nasdaq common stock are also subject to acceleration upon the occurrence of certain events.

As a result of the sale of eSpeed, we only sold our on-the-run benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury notes and bonds. We continue to offer voice brokerage for on-the-run U.S. Treasuries, as well as across various other products in rates, credit, FX, market data and software solutions. We continue to focus our efforts on converting voice and hybrid desks to electronic execution.

Overview of Our Products and Services

Financial Services (including FENICS)

Financial Brokerage

We are focused on serving three principal financial brokerage markets:

•	traditional, liquid brokerage markets, such as government bonds;

•	illiquid markets, such as emerging market bonds and single name credit derivatives; and

•	targeted local markets throughout the world, such as rates products in Brazil.

We provide electronic marketplaces in several financial markets through various products and services, including FENICS, BGC Trader, and several multi-asset hybrid offerings for voice and electronic execution, including BGC’s Volume Match and GFI’s CreditMatch. These electronic marketplaces include government bond markets, interest rate derivatives, spot foreign exchange, foreign exchange derivatives, corporate bonds, and credit derivatives. We believe that we offer a comprehensive application providing volume, access, speed of execution and ease of use. Our trading platform establishes a direct link between our brokers and customers and occupies valuable real estate on traders’ desktops, which is difficult to replicate. We believe that we can leverage our platform to offer fully electronic trading as additional products transition from voice and hybrid trading to fully electronic execution.

Our fully electronic businesses within our Financial Services segment are collectively referred to as “FENICS.” These offerings include fully electronic brokerage products, as well as offerings in market data, software solutions, and post-trade services across both BGC and GFI. FENICS results do not include the results of Trayport, either before or after the completed sale to ICE. We have leveraged our hybrid platform to provide real-time product and pricing information through applications such as BGC Trader. We also provide straight-through processing to our customers for an increasing number of products. Our end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems. Customers can access our trading application through our privately managed global high speed data network, over the Internet, or through third-party communication networks.

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

Cash equities

Index futures

Other derivatives and futures

Certain categories of trades settle for clearing purposes with CF&Co, one of our affiliates. CF&Co is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Fixed Income Clearing Corporation (“FICC”), a subsidiary of the Depository Trust & Clearing Corporation. We, CF&Co and other affiliates act in a matched principal or principal capacity in markets by posting and/or acting upon quotes for our account. Such activity is intended, among other things, to assist us, CF&Co and our affiliates in managing proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow. Similarly, when framing a market in a “name passing ” marketplace, BGC and its affiliates may post quotations that we believe reflect contemporaneous and/or anticipated potential market interest in an effort to facilitate liquidity for market participants on our respective platforms. The firms use commercially reasonable efforts to find a counterparty for any resulting transactions, at the customary minimum size level for that market.

Market Data

FENICS and BGC Market Data are suppliers of real-time, tradable, indicative, end-of-day and historical market data. Our market data product suite includes fixed income, interest rate derivatives, credit derivatives, foreign exchange, foreign exchange options, money markets, energy, metals, and equity derivatives and structured market data products and services. The data are sourced from the voice, hybrid and electronic broking operations, as well as the market data operations, including BGC®, GFI® and RP Martin™, among others. The data are made available to financial professionals, research analysts and other market participants via direct data feeds and BGC-hosted FTP environments, as well as via information vendors such as Bloomberg, Thomson Reuters, ICE Data Services, QUICK Corp., and other select specialist vendors.

Software Solutions and Post-Trade Services

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

We offer an FX price discovery, pricing analysis, risk management and trading software used by nearly 2,000 users globally at mid-tier banks, financial institutions and corporate clients. We also offer post-trade services through our Capitalab® brand.

During the fourth quarter of 2016, we released FENICS Trading Solutions™, a platform which supports all aspects of FXO trading. Our clients are able to utilize the platform to set workflow rules which allow them to better manage their trade flows and facilitate liquidity management, price making and distribution.

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

Financial Services Industry Recognition

Our Financial Services business has consistently won global industry awards and accolades in recognition of its performance and achievements. Recent examples include:

•	Capitalab was named Compression/Compaction Service of the Year by GlobalCapital in their 2016 Global Derivatives Awards;

•	BGC and GFI were jointly named Equity Derivatives Interdealer Broker of the Year by GlobalCapital in their 2016 Global Derivatives Awards;

•	BGC and GFI were jointly named Credit Derivatives Interdealer Broker of the Year by GlobalCapital in their 2016 Global Derivatives Awards;

•	In 2016, Sunrise Brokers was ranked as the #1 Equity Products Broker globally by Risk Magazine for the 10th consecutive year and as the #1 Equity Exotic Derivatives broker for the 14th year;

•	In 2016, GFI was ranked as the #1 broker in Coal, Gold, Silver, Platinum and Palladium, and overall Precious Metals globally by Energy Risk Magazine; and

•	In 2015, BGC Partners’ acquisition of GFI Group was named Deal of the Year.

Real Estate Services

Throughout this Form 10-K, we refer to our Real Estate Services business and to NGKF interchangeably. NGKF is a leading full-service commercial real estate business that comprises our Real Estate Services segment, offering commercial real estate tenants, owner-occupiers, investors, lenders, multi-national corporations and developers a wide range of services, including leasing and corporate advisory services, investment sales and real estate finance, consulting, appraisal and valuation, project management, and property and facilities management services. Our clients vary greatly in size and complexity and include many of the world’s largest property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. Our Real Estate Services segment has more than 4,000 employees and independent contractors, including approximately 1,450 brokers and commissioned sales people, operating out of approximately 115 offices. We generate revenues from commissions on leasing and capital markets transactions, management fees on a contractual and per project basis and consulting fees.

We provide comprehensive beginning-to-end corporate services solutions for our clients through Global Corporate Services (“GCS”). GCS makes businesses more profitable by optimizing real estate, technology and human capital. Through the use of superior technology and dedicated expert consulting, we seek to be the dominant value creator for clients worldwide, fundamentally transforming our industry through the use of our proprietary advanced technology tool, NGKF Vision.

In capital markets, we provide real estate investor and owner clients with strategic solutions to their real estate capital concerns on every real estate product type. We offer a broad range of services, including investment sales, mortgage and entity level equity financing, and valuation and appraisal services. We recently expanded our real estate capital markets capabilities through the strategic addition of many prolific, accomplished capital markets brokers in key markets throughout the United States. In the multifamily sector, through our ARA brand, we operate one of the largest full-service investment brokerage operations in the United States focused exclusively on multifamily investment sales. Our real estate capital markets business has grown at a compounded annual rate of 71% during the 24 months ended December 31, 2016.

We have access to the world’s largest owners of real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. We have also begun a dramatic expansion of our valuation and appraisal business from which we expect to see significant growth, particularly in conjunction with our increasingly robust capital markets platform.

Since 2011, our Real Estate Services revenues have increased by nearly 350%. Approximately two thirds of this growth was from acquisitions and the remaining amount was attributable to expansion of our prior existing business. This growth can be attributed to our commitment to developing long-term relationships with our clients, our strategic approach to developing and deploying technology, and expansion of our various product lines. In the past five years, NGKF has acquired over 30 companies, including leading brokerage firms in such dynamic markets as San Francisco/Silicon Valley, Denver, Philadelphia, Houston, Dallas and Atlanta. Outside of the United States, we recently acquired a full service real estate firm in Mexico City, one of the world’s largest markets. In addition, we have concentrated on expanding our service offerings through targeted hiring and acquisitions in key service lines. Recent areas of focus include capital markets, retail brokerage, consulting, appraisal and valuation and multifamily housing. To complement and drive future growth opportunities within our GCS business, we are leveraging our capabilities in providing innovative front-end real estate technology solutions to cross sell other corporate services to those clients, including leasing services, project management, facilities management and lease administration services. Through our Excess Space brand, we focus our business model on disposition, lease restructuring and lease renewal services for retailers nationwide, and the formation of our National Retail Advisory Group represents millions of square feet for lifestyle brands and lifestyle retail centers across the country.

Outside of the Americas, we are associated with London-based Knight Frank LLP (“Knight Frank”), which operates on a similar collaborative and cross-referral bases. Knight Frank is a leading independent, global real estate consultancy firm providing integrated prime and commercial real estate services, operating in over 250 key office hubs across Europe, the Middle East, Asia, Australia and Africa.

Real Estate Transaction Services

For the twelve months ended December 31, 2016, we completed more than 16,500 transactions in the U.S. with total deal consideration in excess of $57 billion.

Tenant Representation Leasing. We represent tenants in the office, industrial, retail, data center, healthcare and hospitality sectors. Tenant representation services include space acquisition and disposition, strategic planning, site selection, financial and market analysis, economic incentives analysis, lease negotiations, lease auditing and project management. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, negotiating lease and ownership terms with landlords and reducing real estate costs for clients through analyzing, structuring and negotiating business and economic incentives. Fees are generally earned when a lease is signed and/or the tenant takes occupancy of the space. In many cases, landlords are responsible for paying the fees.

Agency Leasing. We execute marketing and leasing programs on behalf of investors, developers, governments, property companies and other owners of real estate to secure tenants and negotiate leases. Revenue is typically recognized when a lease is signed and/or a tenant occupies the space and is calculated as a percentage of the total revenue that the landlord is expected to derive from the lease over its term. In certain markets revenue is determined on a per square foot basis. As of December 31, 2016, we represent buildings that total 371 million square feet on behalf of owners in the U.S.

Capital Markets. We provide clients with strategic solutions to their real estate capital concerns. We offer a broad range of real estate capital markets services, including investment sales and access to providers of capital. We also provide access to a broad range of other services, including asset sales, sale leasebacks, valuation, mortgage and entity-level financing and due diligence. The transactions we broker involve vacant land, new real estate developments and existing buildings. We specialize in arranging financing for most types of value-added commercial real estate, including land, condominium conversions, subdivisions, office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage and special use. We operate our multifamily investment sales practice through our ARA-branded business. Through our regional teams of mortgage brokers, we offer a broad range of debt alternatives through third party banks, insurance companies and other lenders.

Valuation and Advisory. We also operate a valuation and appraisal advisory business. Headquartered in New York and with offices nationwide, our appraisal team has executed projects of nearly every size and type, from single properties to large portfolios, existing and proposed facilities and mixed-use developments reaching values up to the billions of dollars.

Global Corporate Services

GCS seeks to make businesses more profitable by optimizing real estate, technology and human capital. We believe that through the use of our superior technology and dedicated expert consultants, we provide measurable and sustainable performance improvement for business operations worldwide and connect our clients’ strategy, real estate, human capital and technology under a single point of responsibility. Our offerings include global enterprise optimization, asset strategy, transaction management, information management, workplace strategy, technology and operational excellence.

GCS thoroughly assesses clients’ business objectives and long-term goals and then seeks to implement real estate and operational strategies designed to reduce costs and increase flexibility and profitability for clients regarding their real estate needs. We utilize a variety of proprietary advanced technology tools to facilitate the provision of transaction and management services to our clients. For example, our proprietary NGKF VISION tool provides data integration, analysis and reporting, as well as the capability to analyze potential “what if” scenarios to support client decision-making. Our NGKF VISION tool combines leading analytical tools and allows the client to realize a highly accelerated implementation timeline at a reduced cost. Our proprietary NGKF Analytics solution integrates data from client human resources and enterprise resource planning systems, government taxes, laws, regulations, internet sources, and our internal databases to support our professionals in providing information analysis and insight to clients in managing their portfolios.

We provide real estate strategic consulting and systems integration services to global clients including many Fortune 500 and Forbes Global 2000 companies, owner-occupiers, government agencies, healthcare and higher education clients. We also provide enterprise asset management information consulting and technology solutions which can yield hundreds of millions of dollars in cost-savings for its client base on an annual basis. The relationships developed through the software implementation at corporate clients lead to many opportunities for us to deliver additional services. We also provide consulting services. These services include operations consulting related to financial integration, portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, merger and acquisition integration, and industrial consulting. Fees for these services are on a negotiated basis and are often part of a multi-year services agreement. Fees may be contingent on meeting certain financial or savings objectives with incentives for exceeding agreed upon targets.

Technology. GCS has upgraded and improved upon various technologies offered in the Real Estate field combining our technological specialties and our creative core of development within our GCS platform. We believe this technology to be a differentiator in the market and is in the first phase of our plan of continued innovations. This technology is currently being offered, and rolled out, to some of the world’s largest corporations. We believe that delivering best-in-class technology solutions to occupiers of real estate will allow us an opportunity to add value to our clients and allow us to realize additional revenue growth through other NGKF services such as lease administration, facilities management, and tenant representation, as well as capital market transactions for owner-occupiers of real estate.

Reoccurring Revenue Streams. Today’s clients are focused on corporate governance, consistency in service delivery, centralization of the real estate function and procurement. Clients are also less focused on transaction-based outcomes and more focused on overall results, savings, efficiencies and optimization of their overall business objectives. GCS was specifically designed to meet these objectives.

GCS provides a unique lens into the corporate real estate outsourcing industry and offers a unique way to win business. Whether a client currently manages its corporate real estate function in-house (insource) or has engaged an external provider (outsource), GCS drives value by securing accounts that are first generation outsource or by gaining outsourced market share.

GCS can provide a recurring revenue stream via our entering into multi-year contracts, which provide repeatable transaction work, as opposed to one-off engagements in specific markets.

We believe that GCS increases value for the overall organization via multiple channels:

•	Multiplying “transactionable” revenue for the firm across all locations in a client’s total real estate portfolio (i.e., involvement in transactions for hundreds to thousands of assets versus one transaction for a single asset).

•	Leveraging our position as a trusted advisor to route business to other non-related divisions of overall organization (e.g., capital markets).

•	Amplifying business generation via large corporate procurement-driven efforts that involve harnessing the enterprise-wide spend for business-to-business / reciprocal business opportunities.

Real Estate Management Services

Property Management. We provide property management services on a contractual basis for owners and investors in office, industrial and retail properties. Property management services include building operations and maintenance, leasing, vendor and contract negotiation, project oversight and value engineering, labor relations, property inspection/quality control, property accounting and financial reporting, cash flow analysis, financial modeling, lease administration, due diligence and exit strategies. We may provide services through our own employees or through contracts with third-party providers. We focus on maintaining high levels of occupancy and tenant satisfaction while lowering property operating costs. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. Our property management agreements may be terminated by either party with notice generally ranging between 30 to 90 days; however, we have developed long-term relationships with many of these clients and our typical contract has continued for many years.

Facilities Management. We manage a broad range of properties on behalf of users of commercial real estate, including headquarters, facilities and office space, for a broad cross section of companies, including Fortune 500 and Forbes Global 2000 companies. We manage the day-to-day operations and maintenance for urban and suburban commercial properties of most types, including office, industrial, data centers, healthcare, retail, call centers, urban towers, suburban campuses, and landmark buildings. Facilities management services may also include facility audits and reviews, energy management services, janitorial services, mechanical services, bill payment, maintenance, project management, and moving management. While facility management contracts are typically three to five years in duration, they may be terminated on relatively short notice periods. As of December 31, 2016, we managed nearly 150 million square feet on behalf of owners.

Project Management. We provide a variety of services to tenants and owners of self-occupied spaces. These include conversion management, move management, construction management and strategic occupancy planning services. These services may be provided in connection with a discreet tenant representation lease or on a contractual basis across a corporate client’s portfolio. Fees are generally determined on a negotiated basis and earned when the project is complete.

Lease Administration. We manage leases for our clients for a fee, which is generally on a per lease basis. We also perform lease audits and certain accounting functions related to the leases. This service provides additional insight into a client’s real estate portfolio, which allows us to deliver significant value back to the client through provision of additional services, such as tenant representation, project management and consulting assignments, to minimize leasing and occupancy costs.

Real Estate Services Industry Recognition

As a result of growth through acquisitions and its experienced management team, we have become a nationally recognized brand. We have consistently won a number of U.S. industry awards and accolades in recognition of our performance and achievements. These include:

•	Ranked #4 Top Brokerage Firm, National Real Estate Investor, 2016;

•	Ranked #3 Best Commercial Real Estate Tenant Representation Firm, New York Law Journal, 2016; also ranked #2 Best Commercial Real Estate Property Management Firm, New York Law Journal, 2016;

•	Ranked #5 Top Brokerage Firm, Commercial Property Executive, 2016;

•	Ranked #3 Top Brokers of Multihousing Properties, ARA, a Newmark Company, Real Estate Alert, First Half 2016;

•	Ranked #3 New York’s Largest Commercial Property Managers, Crain’s New York Business, 2016;

•	Ranked Top 100 Global Outsourcing Firms, International Association of Outsourcing Professionals, 2016;

•	Winner of 12 REBNY Deal of the Year Awards in the last 12 Years, Real Estate Board of York or Winner of REBNY 2015 Most Ingenious Deal of the Year Award and 2015 Most Ingenious Retail Deal of the Year Award;

•	Ranked #2 Commercial Real Estate Firms, Newmark Cornish & Carey, Silicon Valley Business Journal, 2016; and

•	Ranked #6 of the Top 25 in Sales Volume, Real Capital Analytics Survey, 2016.

Customers

In Financial Services, we primarily serve the wholesale and/or inter-dealer markets, including many of the world’s largest banks that regularly trade in capital markets, brokerage houses, investment firms, hedge funds, and investment banks. Customers using our branded products and services also include professional trading firms, futures commission merchants, and other professional market participants and financial institutions. Our market data products and services are available through many platforms and are available to a wide variety of capital market participants, including banks, investment banks, brokerage firms, asset managers, hedge funds, investment analysts and financial advisors. We also license our intellectual property portfolio and offerings in Software Solutions to various financial markets participants. For the year ended December 31, 2016, our top ten Financial Services customers, collectively, accounted for approximately 15.7 % of our total revenue on a consolidated basis, and our largest customer accounted for approximately 2.1% of our total revenue on a consolidated basis.

In Real Estate Services, our customers include a full range of real estate tenants, owner-occupiers, investors, lenders, multi-national corporations and developers in numerous markets, including office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage, land, condominium conversions, subdivisions and special use. Our Real Estate Services clients vary greatly in size and complexity, and include for-profit and non-profit entities, governmental entities and public and private companies. For the year ended December 31, 2016, our top ten Real Estate Services customers, collectively, accounted for less than 3% of our total revenue on a consolidated basis, and our largest customer accounted for less than 1% of our total revenue on a consolidated basis.

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

Real Estate Services

We seek to develop our brand and to highlight its expansive platform while reinforcing our position as a leading commercial real estate services firm in the United States through brand and corporate marketing, local marketing of specific product lines and targeted broker marketing efforts.

At a national level, our Real Estate Services business utilizes media relations, industry sponsorships and sales collateral and targeted advertising in trade and business publications to develop and market our brand. We believe that our emphasis on our unique capabilities and specialty groups, such as Capital Markets, Office, Retail, Industrial, Healthcare, Hospitality and GCS, enables us to demonstrate our strengths and differentiate ourselves from our competitors. These multi-market business groups provide customized collateral, website and technology solutions that address specific client needs.

On a local level, our offices (including those owned by us and independently owned offices) have access to tools and templates that provide our sales professionals with the market knowledge we believe is necessary to educate and advise clients, and also to bring properties to market quickly and effectively. These tools and templates include proprietary research and analyses, web-based marketing systems and ongoing communications and training about our depth and breadth of services. Our sales professionals use these local and national resources to participate directly in selling to, advising and servicing clients. We provide marketing services and materials to certain independently owned offices as part of an overall agreement allowing them to use our branding. We also benefit from shared referrals and materials from local offices.

Additionally, we invest in and rely on comprehensive research to support and guide the development of real estate and investment strategy for our clients. Research plays a key role in keeping colleagues throughout the organization attuned to important trends and changing conditions in world markets. We disseminate this information internally and externally directly to prospective clients and the marketplace through the company website. We believe that our investments in research and technology are critical to establishing our brand as a thought leader and expert in real estate-related matters and provide a key sales and marketing differentiator.

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

Inter-Dealer and Wholesale Trading Technology. We utilize a sophisticated proprietary electronic trading platform to provide execution and market data services to our customers. The services are available through our proprietary API, FIX and a multi-asset proprietary trading platform, operating under brands including BGC Trader™, CreditMatch®, FENICS®, GFI ForexMatch®, BGCForex™, BGCCredit™, BGCRates™, FenicsFX™ and FenicsUST™. This platform presently supports a wide and constantly expanding range of products and services, which includes FX Options, European corporate bonds, European CDS, interest rate swaps in multiple currencies, US REPO, TIPS, MBS, government bonds, spot FX, NDFs, and other products. Every product on the platform is supported in either view-only, hybrid/managed or fully electronic mode, and can be transitioned from one mode to the next in response to market demands. The flexible BGC technology stack is designed to support feature-rich work flows required by the hybrid mode as well as delivering high throughput and low transaction latency required by the fully-electronic mode. Trades executed by our customers in any mode are eligible for immediate electronic confirmation through direct straight-through processing (“STP”) links as well as STP hubs. The BGC trading platform services are operated out of several globally distributed data centers and delivered to customers over BGC’s global private network, third-party connectivity providers as well as the Internet. BGC’s proprietary graphical user interfaces and the API/FIX connectivity are deployed at hundreds of major banks and institutions and service thousands of users.

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

Systems Architecture. Our systems consist of layered components, which provide matching, credit management, market data distribution, position reporting, customer display and customer integration. The private network currently operates from four concurrent core data centers (two of which are in London, one of which is in Trumbull, Connecticut and one of which is in Weehawken, NJ) and six hub cities throughout the world acting as distribution points for all private network customers. After June 2015, we transferred the Rochelle Park data center to a co-location center in Weehawken, New Jersey. Our network hubs beyond the core data centers are in Chicago, Hong Kong, Săo Paolo, Singapore, Tokyo and Toronto. The redundant structure of our system provides multiple backup paths and re-routing of data transmission in the event of failure.

In addition to our own network system, we also receive and distribute secure trading information from customers using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global customers.

Software Development

We devote substantial efforts to the development and improvement of our hybrid and electronic marketplaces and licensed software products and services. We work with our customers to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing. As of December 31, 2016, we employed over 425 technology professionals in our Financial Services segment.

Our Intellectual Property

In both our Financial Services and Real Estate Service segments, we regard our technology and intellectual property rights, including our brands, as a critical part of our business. We hold various trademarks, trade dress and trade names and rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as contractual restrictions, to establish and protect our intellectual property rights. We own numerous domain names and have registered numerous trademarks and/or service marks in the United States and foreign countries. Our trademark registrations must be renewed periodically, and in most jurisdictions, every ten years

We have adopted a comprehensive intellectual property program to protect our proprietary technology and innovations. We currently have licenses covering various patents from related parties. We also have agreements to license technology that may be covered by several pending and/or issued U.S. patent applications relating to various aspects of our electronic trading systems, including both functional and design aspects. We have filed a number of patent applications to further protect our proprietary technology and innovations, and have received patents for some of those applications. We will continue to file additional patent applications on new inventions, as appropriate, demonstrating our commitment to technology and innovation.

Our patent portfolio continues to grow and we continue to look for opportunities to license and/or otherwise monetize the patents in our portfolio.

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

We also have investments in marketable equity securities, which are publicly traded, and which had a fair value of $164.8 million as of December 31, 2016. These include the shares of common stock of NASDAQ that we received in exchange for a portion of our electronic benchmark Treasury platform and the shares of the common stock of ICE that we received in exchange for Trayport. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities.

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

Interest Rate Risk

We had $965.8 million in fixed-rate debt outstanding as of December 31, 2016. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

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

Inter-Dealer or Wholesale Financial Brokers

Our Financial Services segment primarily competes with three major, diversified inter-dealer and/or wholesale financial brokers. These include NEX Group plc (“NEX”) (formerly known as ICAP plc), TP ICAP plc (“TP ICAP”) (formerly known as “Tullett Prebon plc”) and Compagnie Financière Tradition (which is majority owned by Viel & Cie) (“Tradition”), all of which are currently publicly traded companies. Other such competitors include a number of smaller, private firms that tend to specialize in specific product areas or geographies, such as Marex Spectron Group Limited in energy and commodities and Gottex Brokers Holding SA in OTC interest rate derivatives.

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

Further, ICE also operates a swap execution facility (“SEF”), as does Tradeweb Markets LLC (“Tradeweb”), and we expect that other exchanges and trading platforms may also seek to do so.

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

Banks and Broker-Dealers

Banks and broker-dealers have in the past created and/or funded consortia to compete with exchanges and inter-dealer brokers. For example, NEX’s inter-dealer businesses for fully electronic trading of U.S. Treasuries and spot foreign exchange both began as dealer-owned consortia before being acquired by NEX. An example of a current and similar consortium is Tradeweb. Currently, several large banks hold stakes in Tradeweb, an Internet-based market intermediary. Thomson Reuters Corporation is Tradeweb’s single largest shareholder. Although Tradeweb operates primarily as a dealer to customer platform, some of its offerings include a voice and electronic inter-dealer platform and a SEF. In addition, Tradeweb’s management has said that it would like to expand into other inter-dealer markets, and as such may compete with us in other areas over time.

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

Real Estate Services

In our Real Estate Services segment, we compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, owner-occupier, property and agency leasing, property sales, valuation, capital markets (equity and debt) solutions and development services. Each business discipline is highly competitive on a local, regional, national and global level. Depending on the geography, property type or service, we compete with other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our real estate management services business and have recently expanded their offerings. These competitors include companies such as Aramark, ISS A/S and ABM Industries. We also compete with in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms in various parts of our business. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms that are smaller than us, some of these competitors are more entrenched than us on a local or regional basis. We are also subject to competition from other large multi-national firms that have similar service competencies to ours, including CBRE Group, Inc., Jones Lang LaSalle Inc., Cushman & Wakefield (majority-owned by TPG Capital), Savills Studley, Inc. and Colliers International Group, Inc. In addition, more specialized firms like HFF, Inc., Marcus & Millichap Inc. and Eastdil Secured LLC (part of Wells Fargo & Company) compete with us in certain service lines.

Seasonality

Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year due to a general slowdown in the business environment around holiday seasons, with our Financial Services revenues tending to be strongest in the first quarter and lowest in the fourth quarter. For the year 2016, we earned approximately 27% of our Financial Services revenues in the first quarter.

Due to the strong desire of many market participants to close real estate transactions prior to the end of a calendar year, our Real Estate Services business exhibits certain seasonality, with our revenue tending to be lowest in the first quarter and strongest in the fourth quarter. For the years 2015 and 2016, we earned approximately 20% of our Real Estate Services revenues in the first quarter and 29% of our Real Estate Services revenues in the fourth quarter.

Partnership Overview

We believe that our partnership structure is one of the unique strengths of our business. Many of our key brokers, salespeople and other front office professionals have their own capital invested in our business, aligning their interests with our stockholders. Limited partnership interests in BGC Holdings consist of: (i) “founding/working partner units” held by limited partners who are employees; (ii) “limited partnership units,” which consist of a variety of units that are generally held by employees such as REUs, RPUs, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, APSEs, AREUs, ARPUs and NPSUs; (iii) “Cantor units” which are the exchangeable limited partnership interests held by Cantor entities; and (iv) preferred partnership units (“Preferred Units”), which are working partner units that may be awarded to holders of, or contemporaneous with, the grant of REUs, RPUs, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, APSEs, AREUs, ARPUs and NPSUs. For further details, see “Our Organizational Structure.” NPSUs are partnership units that are not entitled to participate in partnership distributions, not allocated any items of profit or loss and may not be exchangeable into shares of our common stock. On terms and conditions determined by the General Partner of the Partnership in its sole discretion, NPSUs are expected to be replaced by a grant of PSUs, PPSUs, LPUs or PLPUs, which may be set forth in a written schedule and subject to additional terms and conditions, provided that, in all circumstances such grant of PSUs, PPSUs, LPUs or PLPUs shall be contingent upon our, including our affiliates, earning, in aggregate, at least $5 million in gross revenues in the calendar quarter in which the applicable award of PSUs, PPSUs, LPUs, or PLPUs is to be granted. In addition, we have NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs (collectively, the “N Units”) which are non-distributing partnership units that may not be allocated any item of profit or loss and may not be made exchangeable into shares of our Class A common stock. Subject to the approval of the Compensation Committee or its designee, the N Units are expected to be converted into the underlying unit type (i.e., an NREU will be converted into an REU) and then participate in Partnership distributions, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to us and comply with his or her partnership obligations.

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

Relationship Between BGC Partners and Cantor

See “Risk Factors—Risks Related to our Relationship with Cantor and its Affiliates.”

Regulation

Financial Services

U.S. Regulation

The financial services industry in the United States is subject to extensive regulation under both federal and state laws. As registered broker-dealers, introducing brokers and Futures Commissions Merchants, and other types of regulated entities as described below, certain of our subsidiaries are subject to laws and regulations which cover all aspects of financial services, including sales methods, trade practices, use and safekeeping of customers’ funds and securities, minimum capital requirements, recordkeeping, business practices, securities lending and financing of securities purchases and the conduct of associated persons. We and our subsidiaries also are subject to the various anti-fraud provisions of the Securities Act, the Exchange Act, the Commodity Exchange Act, certain state securities laws and the rules and regulations thereunder. We also may be subject to vicarious and controlling person liability for the activities of our subsidiaries and our officers, employees and affiliated persons.

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

In light of recent events in the U.S. and global financial markets, regulators and legislators in the U.S. and European Union (“EU”) continue to craft new laws and regulations for the global OTC derivatives markets, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law in July 2010. The Dodd-Frank Act mandates or encourages several reforms regarding derivatives, including new regulations for swaps markets creating impartiality considerations, additional pre- and post-trade transparency requirements, and heightened collateral or capital standards, as well as recommendations for the obligatory use of central clearing for most standardized derivatives. The law also requires that standardized OTC derivatives be traded in an open and non-exclusionary manner on a DCM or a SEF. The SEC is still in the process of finalizing rules for the implementation of these requirements and it is anticipated that the SEC may release their rule set surrounding security-based SEFs in 2017. The actual implementation of such rules may be phased in over a longer period.

As these rules require authorized execution facilities to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, and because these execution facilities may be supported by a variety voice and auction-based execution methodologies, we expect our hybrid and fully electronic trading capability to perform strongly in such an environment.

Similarly, while the recently adopted Volcker Rule does not apply directly to us, the Volcker Rule may have a material impact on many of the banking and other institutions with which we do business or compete. There may be continued uncertainty regarding the Volcker Rule, its impact on various affected businesses, how those businesses will respond to it, and the effect that it will have on the markets in which we do business.

BGC Derivative Markets, L.P. (“BGC Derivative Markets”), and GFI Swaps Exchange LLC, our subsidiaries, began operating as SEFs on October 2, 2013. Both BGC Derivative Markets and GFI Swaps Exchange received permanent registration approval from the CFTC as SEFs on January 22, 2016. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized with implementation periods in 2016 and beyond. BGC also owns ELX, a CFTC-approved DCM.

Republican Party control of both the United States Presidency and Congress could result in changes in legislation, regulations and priorities, including a freeze and review of pending regulations and possible revisions or relaxation of other regulations or initiatives. While we continue to have compliance framework in place to comply with both existing and proposed rules and regulations, it is possible that the existing regulatory framework may be amended or relaxed.

UK and European Regulation

The Financial Conduct Authority (“FCA”) is the relevant statutory regulator for the United Kingdom financial services industry. The FCA’s objectives are to protect customers, maintain the stability of the financial services industry and promote competition between financial services providers. It has broad rule-making, investigative and enforcement powers derived from the Financial Services and Markets Act 2000 and subsequent and derivative legislation and regulations. The FCA’s recent focus has been on liquidity risk management and separation of business and prudential regulation. Currently, we have subsidiaries and branches regulated by the FCA (BGC Brokers L.P., the UK branch of Aurel BGC, GFI Securities Ltd., GFI Brokers Limited and Sunrise Brokers LLP).

From time to time, we have been and are subject to periodic examinations, inspections and investigations, including periodic risk assessment and related reviews of our UK group. As a result of such reviews, we may be required to include or enhance certain regulatory structures and frameworks in our operating procedures, systems and controls. We are also required to obtain approval from the FCA to acquire control of UK-regulated firms.

Increasingly, the FCA has developed a practice of requiring senior officers of regulated firms to provide individual attestations or undertakings as to the status of a firm’s control environment, compliance with specific rules and regulations, or the completion of required tasks. Officers of BGC Brokers L.P. and GFI Brokers Limited have given such attestations or undertakings in the past and may do so again in the future. Similarly, the FCA can seek a voluntary requirement notice, which is a voluntary undertaking on behalf of a firm that is made publicly available on the FCA’s website.

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

Much of our global derivatives volumes continue to be executed by non-U.S.-based clients outside the U.S. and subject to local prudential regulations. As such, we also continue to operate five Multilateral Trading Facilities (“MTFs”) in accordance with EU directives as licensed by the FCA. The final draft of the European Commission’s Markets in Financial Instruments Directive Level 2 Regulatory Technical Standards (“MiFID II”) was published by the European Securities and Markets Authority (“ESMA”) in September 2015 where implementation is now expected to commence in January 2018. MiFID II will have a particularly significant impact in a number of key areas, including corporate governance, transaction reporting, pre- and post-trade transparency, technology synchronization, best execution and investor protection. MiFID II will also introduce a new regulated execution venue category known as the Organized Trading Facility (“OTF”) and there is currently expected to be a joint equivalence assessment by EU and non-EU jurisdictions for granting mutual access to their respective domestic marketplaces. MiFID II may require us to carry out internal reorganizations and possibly apply for additional licenses. In addition, the June 23, 2016 UK referendum vote to leave the European Union and the announcement that the UK government will trigger Article 50 of the Lisbon Treaty (thereby setting in motion the timetable for the UK to leave the European Union) may impact future market structure and MiFID II rulemaking and implementation due to potential changes in mutual passporting between the UK and EU Member States.

We are unable to predict how any of these new laws and proposed rules and regulations in the U.S. or the UK will be implemented or in what form, or whether any additional or similar changes to statutes or rules and regulations, including the interpretation or implementation thereof or a relaxation or other amendment of existing rules and regulations, will occur in the future. Any such action could affect us in substantial and unpredictable ways. Certain enhanced regulations could subject us to the risk of fines, sanctions, enhanced oversight, increased financial and capital requirements and additional restrictions or limitations on our ability to conduct or grow our businesses, and could otherwise have an adverse effect on our businesses, financial condition, results of operations and prospects. We believe that uncertainty and potential delays around the final form of such new rules and regulations might take may negatively impact our customers and trading volumes in certain markets in which we transact , although a relaxation of existing rules and requirements could potentially have a positive impact in certain markets. Increased capital requirements may also diminish transaction velocity. We believe that it remains premature to know conclusively the specific aspects of the U.S. and EU proposals that may directly affect our businesses, as some proposals have not yet been finalized and others which have been proposed remain subject to supervisory debate. While we generally believe the net impact of the rules and regulations may be positive for our businesses, it is possible that unintended consequences of the rules and regulations may materially adversely affect us in ways yet to be determined.

Other Financial Services Regulation

Our subsidiaries that have foreign operations are subject to regulation by the relevant regulatory authorities and self-regulatory organizations in the countries in which they do business. The following table sets forth certain jurisdictions, other than the United States, in which we do business and the applicable regulatory authority or authorities of each such jurisdiction:

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations
Argentina	Comisión Nacional de Valores

Australia	Australian Securities and Investments Commission and Australian Securities Exchange

Belgium	National Bank of Belgium, L’Autorité des services et marchés financiers

Brazil	Brazilian Securities and Exchange Commission, the Central Bank of Brazil and BM&F BOVESPA

Canada	Ontario Securities Commission, Autorite des Marches Financiers (Quebec), Investment Industry Regulatory Organization of Canada (IIROC)

Chile	Superintendencia de Valores y Seguros

China	China Banking Regulatory Commission, State Administration of Foreign Exchange

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations
Columbia	Superintendencia Financiera de Columbia

Denmark	Finanstilsynet

Dubai	Dubai Financial Supervisory Authority

France	ACPR (L’Autorité de Contrôle Prudentiel et de Résolution), AMF (Autorité des Marchés Financiers)

Hong Kong	Hong Kong Securities and Futures Commission and The Hong Kong Monetary Authority

Ireland	Central Bank of Ireland

Japan	Japanese Financial Services Agency, Japan Securities Dealers Association and the Securities and Exchange Surveillance Commission

Korea	Ministry of Strategy and Finance, The Bank of Korea, The Financial Services Commission and The Financial Supervisory Service

Mexico	Banking and Securities National Commission, Comision Nacional Bancaria y de Valores (CNBV)

Peru	Ministerio de Economica y Finanzas

Philippines	Securities and Exchange Commission

Russia	Federal Service for Financial Markets

Singapore	Monetary Authority of Singapore

South Africa	Johannesburg Stock Exchange

Spain	Comision Nacional del Mercado de Valores (CNMV)

Switzerland	Financial Markets Supervisory Authority (FINMA), Swiss Federal Banking Commission

Turkey	Capital Markets Board of Turkey and The Financial Crimes Investigation Board of Turkey

United Kingdom	Financial Conduct Authority

Real Estate Services

The brokerage of real estate sales and leasing transactions, property and facilities management, conducting real estate valuation, and securing debt for clients, among other business lines, also require that we comply with regulations affecting the real estate industry and maintain licenses in various jurisdictions in which we operate. Like other market participants that operate in numerous jurisdictions and in various business lines, market participants in our segment face corresponding greater complexity in ensuring they comply with numerous regulatory regimes.

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

In addition, federal, state and local laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations that impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to such properties. In our role as property or facilities manager, we could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes relating to properties we currently or formerly managed. Such liability may be imposed without regard for the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these may be joint and several, meaning that one of multiple liable parties could be responsible for all costs related to a contaminated site. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property or facilities managers to inspect for and remove lead-based paint in certain buildings, could increase our costs of regulatory compliance and potentially subject us to violations or claims Additionally, under certain circumstances, failure by our brokers acting as agents for a seller or lessor to disclose environmental contamination at a property could result in liability to a buyer or lessee of an affected property.

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

Five of our subsidiaries, BGCF, GFI Securities LLC, Kyte Securities LLC, Sunrise Brokers LLC and Mint, are registered with the SEC and are subject to the Uniform Net Capital Requirements. As FCMs, BGCF and Mint are also subject to CFTC minimum capital requirements. BGCF is also a member of the FICC, which imposes capital requirements on its members. We also hold a 49% limited partnership interest in Aqua, a U.S. registered broker-dealer and ATS. In addition, our SEFs, BGC Derivative Markets and GFI Swaps Exchange, are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.

Compliance with the Uniform Net Capital Requirements may limit the extent and nature of our operations requiring the use of our registered broker-dealer subsidiaries’ capital, and could also restrict or preclude our ability to withdraw capital from our broker-dealer subsidiaries or SEFs.

Non-U.S.

Our international operations are also subject to capital requirements in their local jurisdictions. BGC Brokers L.P., BGC European Holdings, L.P., GFI Brokers Limited. GFI Securities Limited, and Sunrise Brokers LLP, which are based in the United Kingdom, are subject to capital requirements established by the FCA. The FCA applies stringent provisions with respect to capital applicable to the operation of these firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital and liquidity requirements enforced by the FCA have undergone significant changes in response to the current regulatory landscape, and our UK businesses are now required to maintain significantly higher regulatory capital than they have in the past.

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. In Hong Kong, BGC Securities (Hong Kong), LLC and GFI (HK) Securities LLC are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong), Limited and GFI (HK) Brokers Ltd, are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited, BGC (Securities) Pty Limited and GFI Australia Pty Ltd.; in Japan, BGC Shoken Kaisha Limited’s Japanese branch; in Singapore, BGC Partners (Singapore) Limited, BGC Securities (Singapore) Ltd and GFI Group PTE Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, the LCH (LIFFE/LME) clearing organization, of which BGC L.P. is a member, also imposes minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil) has net capital requirements imposed upon it by local regulators.

We had net assets in our regulated subsidiaries of $543.8 million and $510.1 million for the years ended December 31, 2016 and 2015, respectively.

Employees

As of December 31, 2016, we had 8,091 total employees, of which approximately 50% were primarily focused on our Financial Services segment and approximately 50% on our Real Estate Services segment.

As of the same date, we had 3,860 brokers, salespeople, managers and other front-office personnel, of which 2,416 worked in our Financial Services segment and 1,444 in our Real Estate Services segment. Approximately 57% of our brokers, salespeople, managers and other front-office personnel were based in the Americas, and approximately 31% were based in Europe, the Middle East and Africa, with the remaining approximately 12% based in the Asia-Pacific region.

As of the same date, we had 1,090 employees that are fully reimbursed by our property management or facilities management clients to whom we provide services and pass through such employee expense.

Generally, our employees are not subject to any collective bargaining agreements, except for certain reimbursable employees within our Real Estate Services segment, and certain of our employees based in our European offices that are covered by the national, industry-wide collective bargaining agreements relevant to the countries in which they work.

Our Financial Services business’ two largest offices are located at One Churchill Place, London, UK E14 5RD and 199 Water Street, 19th Floor, New York, NY 10038. Our Real Estate Services business’ principal executive offices are located at 125 Park Avenue, New York, New York, 10017.

In our Financial Services business, BGC operates out of 32 offices around the world. In our Real Estate Services business, we operate out of approximately 115 offices in the United States, with one office in Mexico. In addition, we have licensed our name to 23 commercial real estate providers that operate out of 57 offices in certain locations throughout the Americas where we do not have our own offices. Our partner, Knight Frank, operates out of approximately 200 offices outside of the Americas.

Legal Proceedings

See the discussion of legal proceedings contained in Note 20— “Commitments, Contingencies and Guarantees” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of December 31, 2016, there were 244,869,624 shares of our Class A common stock outstanding, of which 14,683,401 shares were held by Cantor and CFGM, Cantor’s managing general partner. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of December 31, 2016, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 61.2% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through December 31, 2016, Cantor has distributed to its current and former partners an aggregate of 20,787,281 shares of Class A common stock, consisting of (i) 19,333,660 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,453,621 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of December 31, 2016, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,819,690 shares of Class A common stock, consisting of 14,038,084 April 2008 distribution rights shares and 1,781,606 February 2012 distribution rights shares.

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

As of December 31, 2016, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 279,717,731 units and 279,717,731 units, representing approximately 65.4% and 65.4% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 148,237,302 units and 148,237,302 units, representing approximately 34.6% and 34.6% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As of December 31, 2016, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 83,251,985 limited partnership units, 13,802,141 founding partner units and 51,183,176 Cantor units.

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

Cantor units are generally exchangeable with us for up to 34,649,693 shares of our Class B common stock (or, at Cantor’s option or if there are no such additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable founding partner units owned by persons who were previously Cantor partners prior to the separation. On November 4, 2015, the Company issued exchange rights with respect to, and Cantor purchased, in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act, an aggregate of 1,775,481 exchangeable limited partnership units in BGC Holdings, as follows: In connection with the redemption by BGC Holdings of an aggregate of 588,356 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $2,296,801, Cantor purchased 554,196 exchangeable limited partnership units from BGC Holdings for an aggregate of $2,115,306 (after offset of a founding partner’s $46,289 debt due to Cantor). In addition, pursuant to the Sixth Amendment, on November 4, 2015, Cantor purchased 1,221,285 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $4,457,436 in connection with the grant of exchangeability and exchange of 1,221,285 founding partner units. Exchangeable limited partnership units held by Cantor are exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of Class A common stock of the Company.

As of December 31, 2016, there were 650,364 non-exchangeable founding partner units with respect to which Cantor had the right to acquire an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of December 31, 2016, there were 15,197,368 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 14,683,401 shares of Class A common stock owned by them as of December 31, 2016 for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

On December 14, 2016, partners of BGC Holdings approved the Twelfth Amendment to the Agreement of Limited Partnership of BGC Holdings (the “Twelfth Amendment”), effective as of October 1, 2016. The Twelfth Amendment was entered into to amend certain terms and conditions of the N Units in order to provide flexibility to the Company and the Partnership in using such N Units in connection with compensation arrangements and practices. The Twelfth Amendment provides for a minimum $5 million gross revenue requirement in a given quarter as a condition for an N Unit to be replaced by another type of Partnership unit in accordance with the Partnership Agreement and the award documentation. The Amendment was approved by the Audit Committee of the Board of Directors of the Company.

The following diagram illustrates our organizational structure as of December 31, 2016. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Interests (34.5% of economics of BGC Holdings)
• 11.9% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (5.2% of economics and 2.5% of voting power of BGC Partners, Inc.) and Class B common stock (12.5% of economics and 58.7% of voting power of BGC Partners, Inc.)
• 11.6% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (82.3% of economics and 38.8% of voting power of BGC Partners, Inc.)
• 53.8% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (65.4% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (65.4% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (65.5% of economics of BGC Holdings)
• 22.7% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (34.6% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (34.6% of economics of BGC Global)
BGC U.S.
BGC Global

*	Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 17.7% of the voting power, and the public stockholders would hold 82.3% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 16,428,587 N Units granted and outstanding to BGC Holdings partners; (c) 15,197,368 Preferred Units granted and outstanding to BGC Holdings partners (see “Partnership Structure” herein).

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2016 through December 31, 2016 as follows: (a) an aggregate of 31,331,847 limited partnership units granted by BGC Holdings; (b) 23,481,192 shares of Class A common stock issued on January 12, 2016 to the stockholders of JPI in the Back-End Mergers, which shares have been registered for resale pursuant to our shelf Registration Statement on Form S-3 (Registration No. 333-208967); (c) 10,823,942 shares of Class A common stock repurchased by us, which includes 5,000,000 shares of Class A common stock that we repurchased from Cantor on February 23, 2016 and 970,639 shares of Class A common stock that Cantor donated to The Cantor Fitzgerald Relief Fund on February 23, 2016, and that we repurchased from The Cantor Fitzgerald Relief Fund on February 23, 2016; (d) 7,586,998 shares of Class A common stock sold by us under the November 2014 sales agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-200415), but not the 5,956,979 shares remaining for sale by us under such sales agreement; (e) 1,853,259 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 10,398,685 shares remaining available for issuance by us under such Registration Statement; (f) 1,644,747 forfeited limited partnership units; (g) 1,609,967 limited partnership and founding partner units redeemed or repurchased by us for cash ; (h) 637,719 shares of Class A common stock issued for vested restricted stock units; (i) 255,130 shares of restricted Class A common stock issued upon conversion of 255,130 limited partnership interests; (j) 131,789 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,146,690 shares remaining available for sale by selling stockholders under such Registration Statement; (k) 59,317 forfeited shares of Restricted Class A common stock; (l) 50,609 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,717,183 shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (m) 36,405 shares of Class A common stock purchased by Mr. Lutnick’s retirement plan; and (n) 4,925 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 170,272 shares remaining available for sale by selling stockholders under such Registration Statement.

ITEM 1A.	RISK FACTORS

Any investment in shares of our Class A common stock, our 8.125% Senior Notes, our 5.375% Senior Notes, our 8.375% Senior Notes or our 5.125% Senior Notes or our other securities involves risks and uncertainties. The following are important risks and uncertainties that could affect our businesses, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Any of the risks and uncertainties set forth below, should they occur, could significantly and negatively affect our businesses, financial condition, results of operations, and prospects and/or the trading price of our Class A common stock, our 8.125% Senior Notes, our 5.375% Senior Notes, our 8.375% Senior Notes, our 5.125% Senior Notes or our other securities.

RISKS RELATED TO OUR BUSINESSES GENERALLY

Global Economic and Market Conditions

Our businesses, financial condition, results of operations and prospects have been and may continue to be affected both positively and negatively by conditions in the global economy and financial and commercial real estate markets generally.

Our businesses and results of operations have been and may continue to be affected both positively and negatively by conditions in the global economy and financial and commercial real estate markets generally. Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our businesses. Such conditions and uncertainties include fluctuating levels of economic output, interest and inflation rates, employment levels, consumer confidence levels, and fiscal and monetary policy. Economic policies of the new administration and Congress, potential increases in interest rates and proposed tax cuts and infrastructure spending plans may change the regulatory and economic landscape. These conditions may directly and indirectly impact a number of factors in the global markets that may have a positive or negative effect on our operating results, including the levels of trading, investing, and origination activity in the securities and derivatives markets, the valuations of financial instruments, unexpected changes in interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in volume and commissions on securities and derivatives transactions, the absolute and relative level of currency rates, commercial real estate values in absolute terms and relative to other investing options, the volume of real estate transactions, and the actual and the perceived quality of issuers, borrowers and investors. For example, the actions of the U.S. Federal Reserve and international central banking authorities directly impact our cost of funds and may impact the value of financial instruments we hold. In addition, changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

On a consolidated basis, for the twelve months ended December 31, 2016, approximately 58% of our total revenues were generated by our Financial Services segment and 41% of our total revenues were generated by our Real Estate Services segment, with 1% generated within the corporate category. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our products and services and may be similarly impacted by downturns in the commercial real estate markets.

The global financial services and the commercial real estate markets are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services and commercial real estate markets, resulting in reduced transactional volume and profitability for our businesses. These factors include:

•	economic and geopolitical conditions and uncertainties in the United States, Europe and elsewhere in the world, including government deficits, debt and possible defaults, austerity measures, changes in interest rates, and changes in central bank and/or fiscal policies, including the level and timing of government debt issuances, purchases and outstanding amounts;

•	possible political turmoil with respect to the U.S. government, the European Union and/or its member states, China, or other major economies around the world,;

•	the effect of Federal Reserve Board and other central banks’ monetary policies, increased capital requirements for banks and other financial institutions, and other regulatory requirements;

•	terrorism, war and other armed hostilities;

•	inflation, deflation and wavering institutional and consumer confidence levels;

•	the availability of capital for borrowings and investments by our clients and their customers;

•	the level and volatility of interest rates, foreign currency exchange rates and trading in certain equity, debt and commodity markets;

•	the level and volatility of the difference between the yields on corporate securities being traded and those on related benchmark securities, which we refer to as “credit spreads”;

•	the difference between government benchmark yields and/or investment-grade corporate debt versus the rate of return on commercial real estate investments based on the net income that the investments are expected to generate (known as the “capitalization rate” or “cap rate”;

•	commercial real estate values and transaction volumes; and

•	margin requirements, capital requirements, credit availability, and other liquidity concerns with respect to our Financial Services segment, its clients, and the customers or its clients.

Low transaction volumes for any of our brokerage asset classes generally result in reduced revenues. Under these conditions, our profitability is adversely affected since many of our costs are fixed. In addition, although less common, some of our financial services or commercial real estate transaction revenues are determined on the basis of the value of transactions or on spreads. For these reasons, substantial decreases in trading volume, declining prices, and/or reduced spreads could have material adverse effects on our businesses, financial condition, results of operations and prospects.

Any downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies could have material adverse effects on financial and commercial real estate markets and economic conditions in the U.S. and throughout the world. This in turn could have a material adverse impact on our businesses, financial condition, results of operations, and prospects. Because of the unprecedented nature of any negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our businesses, financial condition, results of operations, and prospects are unpredictable and may not be immediately apparent. Additionally, the negative impact on economic conditions and global markets from further sovereign debt matters with respect to the EU and/or its member states, Japan, or other major economies could adversely affect our businesses, financial condition, results of operations and prospects. Concerns about the sovereign debt of certain major economies have caused uncertainty and disruption for financial markets globally, and continued uncertainties loom over the outcome the various governments’ financial support programs and the possibility that EU member states or other major economies may experience similar financial troubles. Any downgrades of the long-term sovereign credit rating of the U.S. or additional sovereign debt crises in major economies could cause disruption and volatility of financial markets globally and have material adverse effects on our businesses, financial condition, results of operations and prospects.

Over the past year, concerns over slowing growth in China, the longer term declines in world-wide commodities prices relative to their 2008 and 2011 highs, especially for oil, and unusual changes in volatility in various securities and derivatives markets have led to uncertainties about the stability of financial markets and the likely responses of governments and central banks. Any one of these factors, or others, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

A UK exit from the European Union could materially adversely impact our customers, and counterparties, businesses, financial condition, results of operations and prospects.

On June 23, 2016, UK citizens voted in a referendum to leave the European Union. The consequences of such a vote, and the possible exit of the UK, together with what may be protracted negotiations around the terms of any exit could significantly impact the business environment in which we and our customers and counterparties operate, introduce significant new uncertainties in financial markets, and create significant uncertainties with respect to legal and regulatory requirements and environments to which we and our customers and counterparties are subject. The UK vote to leave the E.U. has already generated some market volatility, along with a significant drop in the value of the British pound. Although market volatility generally benefits our Financial Services businesses, additional market and/or currency volatility or a reduction in trading in certain products may adversely impact customer and investor confidence. The UK vote to leave the E.U. may result in similar referendums or votes in other E.U. countries in which we do business. Further, the lack of precedent means that it is unclear how UK businesses’ access to the E.U. Single Market and how the wider trading, legal and regulatory environments would be impacted, and hence how this could affect our businesses or those of our customers and counterparties over the medium to long term. Although we continue to have regulated entities and offices in place in many of the major European markets, during a transitional period — when the terms of the UK exit will be negotiated, and beyond — these and other risks and uncertainties could have a material adverse effect on our customers, and counterparties, businesses, prospects, financial condition and results of operations.

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

Historically, our business operations have been substantially located in the U.S. and the U.K. While we are expanding our businesses to new geographic areas, we are still highly concentrated in these areas. Because we derived approximately 59% and approximately 24%, respectively, of our total revenues on a consolidated basis for the year ended December 31, 2016 from our operations in the U.S. and the U.K., respectively, our businesses are exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. If we are unable to identify and successfully manage or mitigate these risks, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

Risks Related to Our Proposed Real Estate Services Separation, IPO and Distribution

Overview

Our proposed plan to separate our Real Estate Services business into a separate public company is subject to various risks and uncertainties, may not be completed in accordance with the expected plans or anticipated timeline, or at all, may not achieve the anticipated benefits, and will involve significant time and expense and management attention, which could negatively impact our businesses, financial condition, results of operations and prospects.

On February 9, 2017, we announced that we had confidentially submitted a draft registration statement on Form S-1 to the SEC relating to the proposed initial public offering (the “IPO”) of the Class A common stock of a newly formed subsidiary (“Newco”) that will hold our Real Estate Services business. The IPO is part of our plan to separate our Real Estate Services business into a separate public company (the “Separation”). We further announced that, following some period after the IPO, we may, subject to market and other conditions, distribute the shares that we will hold of Newco pro rata to our stockholders in a manner intended to qualify as tax-free for U.S. federal income tax purposes (the “Distribution”).

As described in more detail below, each of the Separation, IPO and Distribution is subject to various risks and uncertainties, and there can be no assurance as to whether or when any of them will be completed in accordance with the expected plans or timeline, or whether any of them will achieve their anticipated benefits. Furthermore, each of the Separation, IPO and Distribution will involve significant time, expense and management attention. Any of these factors or others could negatively affect our businesses, financial condition, results of operations and prospects.

The Separation and IPO

We may experience difficulty in separating the assets and resources of our Real Estate Services business.

We may face difficulty in separating the assets and resources of our Real Estate Services business from the rest of our assets and resources. Our businesses, financial condition, results of operations and prospects could be harmed if we incur unexpected costs or delays in connection with the Separation and IPO. In addition, as the majority stockholder of Newco, we could be adversely affected if the assets and resources of Newco are insufficient on a standalone basis, or if Newco encounters difficulties in acquiring or integrating additional assets or resources to conduct its business.

The Separation and IPO may adversely affect our businesses, and we may not achieve some or all of the expected benefits of the Separation and IPO.

We may not be able to achieve the full strategic and financial benefits to us and our Real Estate Services business that are anticipated to result from the Separation and IPO, or such benefits may be delayed or not occur at all. These anticipated benefits include the following:

•	improving strategic planning, increasing management focus and streamlining decision-making by providing the flexibility for each of us and our Real Estate Services business to separately implement our respective strategic plans and to respond more effectively to different customer needs and changing economic environments;

•	allowing each of our Financial Services business and Real Estate Services business to adopt a capital structure, investment policy and dividend policy best suited to its respective financial profile and business needs, as well as resolving the current competition for capital among our various businesses; and

•	facilitating acquisitions by our newly public subsidiary through the use of its Class A common stock as acquisition currency.

We may not achieve the anticipated benefits for a variety of reasons. There also can be no assurance that the Separation and IPO will not adversely affect our businesses or the business of Newco, which will remain our subsidiary immediately following the IPO.

The Separation and IPO may have the following additional risks and uncertainties:

•	the price of our Class A common stock could fluctuate significantly in response to developments relating to the Separation and IPO, or other actions or market speculation regarding the Separation and IPO;

•	our financial results and the financial results of Newco may be harmed, and each of our and Newco’s ability to execute effectively upon its respective business plans may be affected adversely, by the competing demands on management’s time and attention;

•	each of us and Newco may be adversely affected by competition from larger companies and a loss of purchasing power as a result of the reduction in our size relative to our businesses prior to the Separation and IPO;

•	each of us and Newco may encounter difficulties in hiring, retaining and motivating key personnel during this process, or as a result of uncertainties generated by the process or any developments or actions relating to it;

•	each of us and Newco may encounter difficulties obtaining sufficient debt financing to restructure its debt or to operate or expand its businesses, and each may incur a higher cost of capital as a result of the reduction of its asset base following the Separation and IPO;

•	a sufficiently active trading market for the shares of Newco may not develop or be sustained following the Separation and IPO, which may limit the liquidity and reduce the value of our investment in Newco and thereby adversely affect the trading price of our Class A common stock;

•	each of us and Newco may incur substantial increases in general and administrative expense associated with the need to retain and compensate third-party consultants and advisors (including legal counsel); and

•	each of us and Newco may encounter difficulties in maintaining relationships or arrangements with customers, key suppliers, and other parties as a result of the Separation.

Furthermore, following the completion of the Separation and IPO and prior to the Distribution, our securities and other compliance obligations, including associated costs, will increase significantly as our Real Estate Services business will have independent reporting obligations and compliance and other related costs. Any of these factors or others could have a negative impact on our businesses, financial condition, results of operations and prospects.

The Distribution

The Distribution is subject to various additional risks and uncertainties and may not be completed in accordance with the expected plans or timeline, or at all, may not achieve the anticipated benefits, and will involve significant time and expense and management attention, any of which could negatively impact our businesses, financial condition, results of operations and prospects.

After the completion of the Separation and IPO, we may, subject to market and other conditions, distribute the shares that we will hold of Newco pro rata to our stockholders in the Distribution, which is intended to qualify as tax-free for U.S. federal income tax purposes. The Distribution may not be completed in accordance with the expected plans or timeline, or at all, may not achieve the anticipated benefits, and will involve significant time and expense and management attention, any of which could negatively impact our businesses, financial condition, results of operations and prospects.

In addition, in connection with the Distribution:

•	the price of our Class A common stock, as well as the Class A common stock of Newco, could fluctuate significantly in response to developments relating to the Distribution or other action or market speculation regarding the Distribution or other transactions; and

•	we and Newco may experience delays or may fail to obtain our desired tax treatment, opinions or other approvals or clearances with respect to the Distribution.

Any of these factors or others could have a negative impact on our businesses, financial condition, results of operations and prospects.

If, following the completion of the Distribution, there is a determination that the Distribution is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the tax opinion with respect to the Distribution are incorrect, or for any other reason, then we and our stockholders could incur significant U.S. federal income tax liabilities.

It is a condition to the Distribution that we receive an opinion of outside counsel to the effect that the Distribution, together with certain related transactions, will qualify as a transaction that is described in Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended. The opinion will rely on certain facts, assumptions, representations and undertakings from us and Newco regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, we and our stockholders may not be able to rely on the opinion of tax counsel.

Moreover, notwithstanding the opinion of counsel, the IRS could determine that the Distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or if it disagrees with the conclusions in the opinion, or for any other reasons. In addition, certain events occurring after the Distribution may not be in our control, including certain significant changes in the stock ownership of us or Newco after the Distribution. If the Distribution or a related transaction is determined to be taxable for U.S. federal income tax purposes, we and our stockholders could incur significant U.S. federal income tax liabilities. Any such liabilities could be substantial, and could have a negative impact on our financial results and operations.

New Opportunities/Possible Transactions and Hires

If we are unable to identify and successfully exploit new product and service and market opportunities, including through hiring new brokers, salespeople, managers and other professionals, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

As more participants enter the markets in which we operate, the resulting competition often leads to lower commissions and fees. This may result in a decrease in revenues in a particular market even if the volumes, prices, or spreads of transactions we handle in that market increases. As a result, our strategy is to broker more transactions, manage more properties and increase market share in existing markets and to seek out new customers and markets. We may face enhanced risks as these efforts to expand our businesses result in our transacting with a broader array of customers and counterparties and expose us to new products and services and markets. Pursuing this strategy may also require significant management attention and hiring expense and potential costs and liability in any litigation or arbitration that may result. We may not be able to attract new customers or brokers, salespeople, managers, or other professionals or successfully enter new markets. In addition, we may be prevented or limited from hiring new brokers, salespeople, managers or other professionals for some period by contract or by regulatory restrictions or limitations. If we are unable to identify and successfully exploit new products and services and market opportunities, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

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

We have explored a wide range of strategic alliances, acquisitions and joint ventures with other financial and real estate services firms, including maintaining or developing relationships with independently owned offices in our Real Estate Services businesses, and with other companies that have interests in businesses in which there are brokerage, management, or other strategic opportunities. We also may make acquisitions outside of our existing industries, such as we did when we first entered the commercial real estate business beginning in 2011 with our acquisitions of Newmark and Grubb & Ellis and a recent agreement to acquire an insurance broker.

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

Strategic alliances, acquisitions, joint ventures and new hires involve a number of operational, regulatory, and financial risks and challenges, including:

•	potential disruption of our ongoing businesses and product and service and market development and distraction of management;

•	difficulty retaining and integrating personnel and integrating administrative, operational, financial reporting, internal control, compliance, and other systems;

•	the necessity of hiring additional management and other critical personnel and integrating them into current operations;

•	increasing the scope, geographic diversity and complexity of our operations;

•	potential dependence upon, and exposure to liability, loss or reputational damage relating to systems, controls and personnel that are not under our control;

•	addition of business lines in which we have not previously engaged;

•	potential unfavorable reaction to our strategic alliance, acquisition or joint venture strategy by our customers;

•	to the extent that we pursue opportunities outside the U.S., exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, as well as the outbreak of hostilities;

•	the upfront costs associated with pursuing transactions and recruiting personnel, which efforts may be unsuccessful;

•	the inability to complete proposed or announced transactions on the expected timetable, or at all, or the inability to meet anticipated objectives;

•	conflicts or disagreements between any strategic alliance or joint venture partner and us;

•	exposure to additional liabilities of any acquired business, strategic alliance or joint venture; and

•	dilution resulting from any issuances of shares of our Class A common stock or limited partnership units in connection with strategic alliances, acquisitions, joint ventures or new hires.

We expect to face competition for acquisition targets, which may limit our number of acquisitions and growth opportunities and may lead to higher acquisition prices or other less favorable terms. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial costs, delays or other operational, regulatory or financial difficulties.

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

Management will need to successfully manage the integration of recent acquisitions and future growth effectively. The integration and additional growth may place a significant strain upon our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Our ability to grow depends upon our ability to successfully hire, train, supervise and manage additional employees, expand our operational, financial reporting, compliance and other control systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressure on our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Additionally, managing future growth may be difficult due to our new geographic locations, markets and business lines, including the anticipated entry into the insurance brokerage business pursuant to a recent acquisition agreement. As a result of these risks and challenges, we may not realize the full benefits that we anticipate from strategic alliances, acquisitions, joint ventures or new hires. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the integration of acquisitions and future growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.

Liquidity, Funding and Indebtedness

Liquidity is essential to our businesses, and insufficient liquidity could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Liquidity is essential to our businesses. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading businesses, and perceived liquidity issues may affect the willingness of our customers and counterparties to engage in transactions with us in both of our operating segments. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading customers or counterparties, other third parties or us, or a decrease in the market value of marketable securities held on our balance sheet.

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

Our indebtedness, which at January 31, 2017 included $112.5 million aggregate principal amount of 8.125% Senior Notes, $300.0 million aggregate principal amount of 5.375% Senior Notes, $240.0 million aggregate principal amount of 8.375% Senior Notes assumed in the acquisition of GFI, $300 million aggregate principal amount of 5.125% Senior Notes and $16.2 million in collateralized debt, has important consequences, including:

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

In our Financial Services businesses, we are dependent upon the availability of adequate funding and sufficient regulatory capital and clearing margin. Clearing margin is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third-party clearing organizations in support of our obligations under contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds and proceeds from debt and equity financings. We have also relied on Cantor’s support to clear our transactions in U.S. Treasury and U.S. government agency products under the clearing agreement we entered into with Cantor in November 2008. Although we have historically been able to raise debt on acceptable terms, if for any reason we need to raise additional funds, including in order to meet regulatory capital requirements and/or clearing margin requirements arising from growth in our brokerage businesses, to complete acquisitions or otherwise, we may not be able to obtain additional financing when needed. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our businesses, take advantage of future growth opportunities or respond to competitive pressure or unanticipated requirements.

Our acquisitions may require significant cash resources and may lead to a significant increase in the level of our indebtedness.

Our acquisitions, such as that of GFI or other potential future acquisitions, may lead to a significant increase in the level of our indebtedness. On January 12, 2016, we completed the merger with GFI by acquiring 100 percent of GFI’s outstanding shares. In December 2014, we issued our 5.375% Senior Notes in anticipation of the tender offer which initiated such acquisition. As part of the GFI acquisition, we assumed $240.0 million in aggregate principal amount of GFI 8.375% Senior Notes due July 2018, and $60.0 million in short-term borrowings related to a GFI credit facility, which has since been repaid. In addition, on March 13, 2015, we entered into a secured loan arrangement of $28.2 million under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on April 1, 2019. On May 27, 2016, we issued an aggregate of $300 million principal amount of 5.125% Senior Notes due 2021. Partially offsetting these increases to our indebtedness, on April 13, 2015, our $150.0 million of 8.75% Convertible Senior Notes, due April 15, 2015, were fully converted into approximately 24.0 million shares of our Class A common stock, which were issued to Cantor. Additionally, on July 13, 2016, certain holders of 4.50% Convertible Senior Notes due 2016 (the “4.5% Convertible Notes”) converted $68.0 thousand in principal amount of notes in exchange for 6,909 shares of our Class A common stock and on July 15, 2016, we repaid the remaining approximately $159.9 million principal amount of the 4.5% Convertible Notes. Further, in December 2015 we completed the sale of our Trayport business in exchange for 2,527,658 shares of Intercontinental Exchange, Inc. (“ICE”) common stock, of which 2,459,737 shares have been sold as of February 24, 2017. We may also enter into other short- or long-term financing arrangements in connection with similar acquisitions which may occur from time to time. In addition, in connection with the GFI acquisition, we incurred substantial non-recurring transaction costs, including break-up fees, assumption of liabilities and expenses, and compensation expenses and we would likely incur similar expenses in connection with other acquisitions. The increased level of our consolidated indebtedness in connection with the GFI acquisition or other potential acquisitions may restrict our ability to raise additional capital on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect our businesses, financial condition, results of operations and prospects. This risk may be further impacted by the planned separation of BGC’s real estate service business into a separate public company announced on February 9, 2017.

We may incur substantially more debt or take other actions which would intensify the risks discussed herein.

We may incur substantial additional debt in the future, some of which may be secured debt. We are not restricted under the terms of the indentures governing our 8.125% Senior Notes, 5.375% Senior Notes, 5.125% Senior Notes and 8.375% Senior Notes from incurring additional debt, securing existing or future debt (with certain exceptions, including to the extent already secured), recapitalizing our debt or taking a number of other actions that are not limited by the terms of our debt instruments that could have the effect of diminishing our ability to make payments on our debt when due.

We may not have the funds necessary to repurchase the 8.125% Senior Notes, the 5.375% Senior Notes, the 5.125% Senior Notes or the 8.375% Senior Notes upon a change of control triggering event as required by the indentures governing these notes.

Upon the occurrence of a “change of control triggering event” (as defined in the indentures governing the 8.125% Senior Notes, the 5.375% Senior Notes and the 8.375% Senior Notes), unless we have exercised our right to redeem such notes, holders of the notes will have the right to require us to repurchase all or any part of their notes at a price in cash equal to 100% of the then-outstanding aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient, available financial resources, or would be able to arrange financing, to repurchase the 8.125% Senior Notes, the 5.375% Senior Notes, the 5.125% Senior Notes or the 8.375% Senior Notes upon a “change of control triggering event.” A failure by us to repurchase the notes when required would result in an event of default with respect to the notes. In addition, such failure may also constitute an event of default and result in the effective acceleration of the maturity of our other then-existing indebtedness.

The requirement to offer to repurchase the 8.125% Senior Notes, the 5.375% Senior Notes, the 5.125% Senior Notes and the 8.375% Senior Notes upon a “change of control triggering event” may delay or prevent an otherwise beneficial takeover attempt of us.

The requirement to offer to repurchase the 8.125% Senior Notes, the 5.375% Senior Notes, the 5.125% Senior Notes and the 8.375% Senior Notes upon a “change of control triggering event” may in certain circumstances delay or prevent a takeover of us and/or the removal of incumbent management that might otherwise be beneficial to investors in our Class A common stock.

Intellectual Property

We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our businesses.

Our success is dependent, in part, upon our intellectual property, including our proprietary technology. We generally rely primarily on trade secret, contract, patent, copyright, and trademark law in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to establish and protect our intellectual property rights to proprietary technologies, products, services or methods, and our brand. For example, we regularly file patent applications to protect inventions arising from our research and development, and we are currently pursuing patent applications around the world. We also control access to our proprietary technology, and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. Protecting our intellectual property rights is costly and time consuming.

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

Many companies, including those in the computer and financial services industries own large numbers of patents, copyrights, and trademarks and sometimes file lawsuits based on allegations of infringement or other violations of intellectual property rights. In addition, there has been a proliferation of patents applicable to these industries and a substantial increase in the number of such patent applications filed. Under current law, U.S. patent applications typically remain secret for 18 months or, in some cases, until a patent is issued. Because of technological changes in these industries, patent coverage, and the issuance of new patents, it is possible certain components of our products and services may unknowingly infringe existing patents or other intellectual property rights of others. Although we have taken steps to protect ourselves, there can be no assurance that we will be aware of all patents, copyrights or trademarks that may pose a risk of infringement by our products and services. Generally, it is not economically practicable to determine in advance whether our products or services may infringe the present or future rights of others.

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

If our licenses from third parties are terminated or adversely changed or amended or contain material defects or errors, or if any of these third parties were to cease doing business or if products or services offered by third parties were to contain material defects or errors, our ability to operate our businesses may be materially adversely affected.

We license technology, databases and software from third parties, much of which is integral to our systems and our businesses. The licenses are terminable if we breach our obligations under the license agreements. If any material licenses were terminated or adversely changed or amended, if any of these third parties were to cease doing business or if any licensed technology, databases or software licensed by these third parties were to contain material defects or errors, we may be forced to spend significant time and money to replace the licensed technology, software and databases, and our ability to operate our businesses may be materially adversely affected. Further, any errors or defects in third-party services or products (including hardware, software, databases, cloud computing and other platforms and systems) or in services or products that we develop ourselves, could result in errors in, or a failure of our services or products, which could harm our business. Although we take steps to locate replacements, there can be no assurance that the necessary replacements will be available on acceptable terms, if at all. There can be no assurance that we will have an ongoing license to use all intellectual property which our systems require, the failure of which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Defects or disruptions in our technology or services could diminish demand for our products and service and subject us to liability.

Because our technology, products and services are complex and use or incorporate a variety of computer hardware, software and databases, both developed in-house and acquired from third party vendors, our technology, products and services may have errors or defects. Errors and defects could result in unanticipated downtime or failure, and could cause financial loss and harm to our reputation and our business. We have from time to time found defects and errors in our technology, products and service and defects and errors in our technology, products or services may be detected in the future. In addition, our customers may use our technology, products and services in unanticipated ways that may cause a disruption for other customers. Furthermore, as we acquire companies, we may encounter difficulty in incorporating the acquired technologies, products and services, and maintaining the quality standards that are consistent with our technology, products and services. Since our customers use our technology, products and services for important aspects of their business and for financial transactions, any errors, defects, or disruptions in such technology, products and services or other performance problems with our technology, products and services could subject our customers to financial loss and hurt our reputation.

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

We may experience additional systems or network failures in the future from power or telecommunications failures, acts of God or war, weather-related events, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, cyber-attacks, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events. Any system or network failure that causes an interruption in products or services or decreases the responsiveness of our service, including failures caused by customer error or misuse of our systems, could damage our reputation, business and brand name.

Malicious cyber-attacks and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.

Our businesses require us to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. Developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including malicious cyber-attack or other adverse events, which may adversely affect our ability to process these transactions or provide services or products.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology to maintain the confidentiality, integrity and availability of our and our customers’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential customer information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external factors such as governments, organized crime, hackers, and other third parties including outsource or infrastructure-support providers and application developers, or may originate internally from within us. Given the high volume of transactions, certain errors may be repeated or compounded before they are discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including customers, counterparties, exchanges, clearing agents, clearinghouses or other financial intermediaries. Such parties could also be the source of a cyber-attack on or breach of our operational systems, network, data or infrastructure.

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

We may encounter disruptions involving power, communications, transportation or other utilities or essential services depended on by us or by third parties with whom we conduct business. This could include disruptions as the result of natural disasters, pandemics, or weather-related or similar events, such as fires, hurricanes, earthquakes and floods, political instability, labor strikes or turmoil or terrorist attacks. For example, during 2012, our own operations and properties we manage for clients in the northeastern United States, and in particular New York City, were impacted by Hurricane Sandy, in some cases significantly.

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

Environmental Liabilities and Regulations; Climate Risks

Our operations are affected by federal, state and/or local environmental laws in the jurisdictions in which we maintain office space for our own operations and where we manage properties for clients in our Real Estate businesses, and we may face liability with respect to environmental issues occurring at properties that we occupy or manage.

Various laws, rules and regulations restrict the levels of certain substances that may be discharged into the environment by properties and such laws, rules and regulations may impose liability on current or previous real estate owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face costs or liabilities under these laws as a result of our role as an on-site property manager. While we believe that we have taken adequate measures to prevent any such losses, no assurances can be given that these events will not occur. Within our own operations, we face additional costs from rising costs of environmental compliance, which make it more expensive to operate our corporate offices.

Our operations are generally conducted within leased office building space, and, accordingly, we do not currently anticipate that regulations restricting the emissions of greenhouse gases, or taxes that may be imposed on their release, would result in material costs or capital expenditures. However, we cannot be certain about the extent to which such regulations will develop as there are higher levels of understanding and commitments by different governments in the United States and around the world regarding risks related to the climate and how they should be mitigated. Regulations relating to climate change may affect the scope of services we provide to clients in their managed properties, but we expect that clients would typically bear any additional costs of doing so under applicable management agreements.

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

The BGC Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of BGC Holdings, may not prevent our key employees, including Messrs. Lutnick and Merkel, whose employment by Cantor is not subject to these provisions in the BGC Holdings limited partnership agreement, from resigning or competing against us. In addition, our success in the Financial Services segment has largely been dependent on the efforts of Mr. Lutnick and our President, Shaun Lynn, and other executive officers. In the Real Estate Services segment, our success has similarly been dependent on efforts by Mr. Lutnick in connection with acquisitions and on an ongoing basis by officers such as Barry Gosin and other key employees, including some who have been hired in connection with these acquisitions. Should Mr. Lutnick leave or otherwise become unavailable to render services to us, control of us would likely pass to Cantor, and indirectly pass to the then-controlling stockholder of CFGM (which is Mr. Lutnick), Cantor’s managing general partner, or to such other managing general partner as CFGM would appoint, and as a result control could remain with Mr. Lutnick. If any of our key employees in our Financial Services or Real Estate Services segments were to join an existing competitor, form a competing company, offer services to Cantor that compete with our services or otherwise leave us, some of our customers could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

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

With respect to the commercial real estate industry, due to the strong desire of many market participants to close real estate transactions prior to the end of a calendar year, our commercial real estate business exhibits certain seasonality, with our revenue tending to be lowest in the first quarter and strongest in the fourth quarter. While the seasonality in our two segments may be offsetting, these factors could have a material effect on our results of operations in any given period.

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

Income Tax Regulations

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

In recent years, there has been substantial consolidation and concentration of market share among companies in the banking, financial brokerage, exchange, and financial services industries, resulting in increasingly large existing and potential competitors, and increased concentration in markets dominated by some of our largest customers. In addition, some of our large broker-dealer customers, such as Deutsche Bank, Barclays, and Credit Suisse have announced plans to further reduce their sales and trading businesses in fixed income, currency, and commodities. This is in addition to the drastic reductions in these businesses already completed by customers, including Morgan Stanley, UBS, and The Royal Bank of Scotland.

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

We also face existing and potential competition from large exchanges, which seek or may seek to migrate trading from the inter-dealer market to their own. Consolidation and concentration of market share are occurring in this area as well. For example, in recent years, BATS Global Markets acquired the foreign-exchange trading venue, Hotspot from KCG Holdings, while BATS itself announced plans to be acquired by CBOE. In addition, Deutsche Bourse and LSE Group announced their intention to merge; the Hong Kong Exchange and Clearing Limited acquired the London Metal Exchange; and ICE completed the acquisition of NYSE Euronext. Consolidation among exchanges may increase their financial resources and ability to compete with us.

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

For example, as of January 1, 2017, the U.S. Federal Reserve held approximately $3.7 trillion worth of long-dated U.S. Treasury and Federal Agency securities which are not being traded or hedged. This compares to $1.7 trillion at the beginning of 2011 and zero prior to September 2008. This has reduced volatility and volumes for listed and OTC interest rate products in the U.S. Although the Federal Reserve has ceased purchases, it continues to hold substantially all of the securities purchased. In addition, despite the recent increase in interest rates, the Federal Reserve may continue to use traditional methods to keep short-term interest rates low by historical standards.

Recently, central banks in other jurisdictions, including the EU, Japan and China, have undertaken quantitative easing and other steps aimed at reducing interest rates and stimulating their economies through monetary policy. In these jurisdictions also, interest rates are expected to remain low by historical standards for some time to come.

Similarly, global FX volumes were muted over various periods during the past several years, largely because certain major central banks, such as those in Japan and China, intervened to keep global currencies from appreciating, and because low interest rates (themselves partially a result of quantitative easing) in most major economies make carry-trade strategies less appealing for FX market participants. In addition, increased capital requirements for banks and other financial institutions are likely to result in increased holdings of government securities, which holdings will be less likely to be traded or hedged, thus reducing further transaction volumes in those securities. Since the new capital requirements make it more expensive for the banks and other financial institutions to hold assets other than government securities, the new requirements may also reduce their trading and hedging activities in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. Moreover, many of our large bank customers have faced increasing regulatory scrutiny of their rates and FX businesses, and this may negatively impact industry volumes. These central banking policies may materially adversely affect our businesses, particularly our rates and FX operations.

The migration of OTC swaps to SEF markets may adversely impact volumes, liquidity and demand for our services in certain markets.

BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, began operating as SEFs on October 2, 2013. Both BGC Derivative Markets and GFI Swaps Exchange received permanent registration approval from the CFTC as SEFs on January 22, 2016. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized with implementation periods in 2016 and beyond. We also own ELX, a CFTC-approved DCM.

Although we believe that BGC Derivative Markets, GFI Swaps Exchange and ELX are in compliance with applicable rules, no assurance can be given that this will always be the case, that the market for these products will not be less robust, that there may accordingly be less volume and liquidity in these markets, that there may be less demand for our services or the market in general or that the industry will not experience disruptions as customers or market participants transition to the rules associated with the Dodd-Frank Act. While we continue to have a compliance framework in place to comply with both existing and proposed rules and regulations, including any potential relaxation of rules and regulations, our businesses in these products could be significantly reduced and our businesses, financial condition, results of operations and prospects could be materially adversely affected by applicable regulations.

Even after the award of permanent registration status to our SEFs, we will incur significant additional costs, our revenues may be lower than in the past and our financial condition and results of operations may be materially adversely affected by future events.

The Dodd-Frank Act mandated that certain cleared swaps (subject to an exemption from the clearing requirement) trade on either a DCM or SEF. SEF and DCM core principles relate to trading and product requirements, compliance and audit-trail obligations, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements. While these principles may or may not be permanently enforced, we do know that we will be subject to a more complex regulatory framework going forward, and that there will be significant costs to prepare for and to comply with these ongoing regulatory requirements and potential amendments. We will incur increased legal fees, personnel expenses and other costs, as we work to analyze and implement the necessary legal structure for full compliance with all applicable regulations. There will also be significant costs related to the development, operation and enhancement of our technology relating to trade execution, trade reporting, surveillance, compliance and back-up and disaster recovery plans designed to meet the requirements of the regulators.

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

Certain banks and other institutions may continue to be limited in their conduct of proprietary trading and may be further limited from trading in certain derivatives. The new rules, including the proprietary trading restrictions for certain banks and other institutions, could materially impact transaction volumes and liquidity in these markets and our businesses, financial condition, results of operations and prospects could be materially adversely impacted as a result.

If we fail to continue to qualify as a SEF under any of these conditions, we may be unable to maintain our position as a provider of execution and brokerage services in the markets for many of the OTC products for which we have traditionally acted as an intermediary. This would have a broad impact on us and could have a material adverse effect on our businesses, financial condition, results operations and prospects.

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

Many aspects of our businesses, like those of other financial intermediary firms, are subject to significant capital requirements. In the U.S., the SEC, FINRA, the CFTC, the NFA and various other regulatory bodies have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of these entities’ activities. Five of our subsidiaries, BGCF, GFI Securities LLC, Kyte Securities LLC, Sunrise Brokers LLC and Mint are registered with the SEC and subject to the Uniform Net Capital Requirements. As Futures Commissions Merchants (“FCMs”), BGCF and Mint are also subject to CFTC capital requirements. BGCF is also a member of the FICC, which imposes capital requirements on its members. We also hold a 49% limited partnership interest in Aqua, a U.S. registered broker-dealer and ATS. These entities are subject to SEC, FINRA, CFTC and NFA net capital requirements. In addition, our SEFs, BGC Derivative Markets and GFI Swaps Exchange, are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.

Our international operations are also subject to capital requirements in their local jurisdictions. BGC Brokers L.P., BGC European Holdings, L.P., GFI Brokers Limited, GFI Securities Limited and Sunrise Brokers LLP, which are based in the UK, are currently subject to capital requirements established by the FCA. The FCA applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. The provisions relating to capital and liquidity requirements enforced by the FCA have undergone significant change in recent years, and our UK businesses are now required to maintain significantly higher regulatory levels of capital than they have in the past.

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

If the capital rules are changed or expanded, or if there is an unusually large charge against capital, our operations that require the intensive use of capital would be limited. Our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which, in turn, could limit our ability to pay our indebtedness and other expenses, dividends on our Class A common stock, and distributions on our BGC Holdings limited partnership interests, and to repurchase shares of our Class A common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, and pursue strategic acquisitions or other growth opportunities. It is possible that capital requirements may also be relaxed as a result of future changes in U.S. regulation, although no assurance can be given that such changes will occur. We cannot predict our future capital needs or our ability to obtain additional financing. No assurance can be given that required capital levels will remain stable or that we will not incur substantial expenses in connection with maintaining current or increased capital levels or engaging in business restructurings or other activities in response to these requirements.

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

Changes in legislation and in the rules and regulations promulgated by the SEC, FINRA, the CFTC, the NFA, the U.S. Treasury, the FCA, the European Commission, the ESMA and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of broker-dealers and could result in restrictions in the way we conduct our businesses. For example, the U.S. Congress, the U.S. Treasury, the Board of Governors of the Federal Reserve System, SEC and the CFTC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. markets. The final draft of the Markets in Financial Instruments Directive Level 2 Regulatory Technical Standards (“MiFID II”) was published by the European Securities and Markets Authority (“ESMA”) in September 2015 where implementation is now expected to commence in January 2018. MiFID II will have a particularly significant impact in a number of key areas, including corporate governance, transaction reporting, pre- and post-trade transparency, technology synchronization, best execution and investor protection. MiFID II will also introduce a new regulated execution venue category known as the Organized Trading Facility, and there is currently expected to be a joint equivalence assessment by EU and non-EU jurisdictions for granting mutual access to their respective domestic marketplaces. MiFID II may require us to carry out internal reorginzations and possibly apply for additional licenses. Therefore, uncertainties resulting from the possibility of additional legislation and/or regulation could materially adversely impact our businesses. Failure to comply with any of these laws, rules or regulations could result in fines, penalties, restrictions or limitations on business activity, suspension or expulsion from the industry, any of which could have a material adverse effect upon us.

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

Republican Party control of both the U.S. Presidency and Congress could result in changes in legislation, regulations and priorities, including a freeze and review of pending regulations and possible revisions or relaxation of other regulations or initiatives. While we continue to have a compliance framework in place to comply with both existing and proposed rules and regulations, it is possible that the existing regulatory framework may be amended, which amendments could have a positive or negative impact on our businesses, financial condition, results of operations and prospects.

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

Firms in the financial services industry, including us, have experienced increased scrutiny in recent years, and penalties, fines and other sanctions sought by regulatory authorities, including the SEC, the CFTC, FINRA, the NFA, state securities commissions and state attorneys general in the U.S., and the FCA in the UK and other international regulators, have increased accordingly. This trend toward a heightened regulatory and enforcement environment can be expected to continue for the foreseeable future, and this environment may create uncertainty. From time to time, we have been and are subject to periodic examinations, inspections and investigations, including periodic risk assessment and related reviews of our UK group. As a result of such reviews, we may be required to include or enhance certain regulatory structures and frameworks in our operating procedures, systems and controls. We are also required to obtain approval from the FCA to acquire control of UK regulated firms. Increasingly, the FCA has developed a practice of requiring senior officers of regulated firms to provide individual attestations or undertakings as to the status of the firm’s control environment, compliance with specific rules and regulations, or the completion of required tasks. Officers of BGC Brokers L.P. and GFI Brokers Limited have given such attestations or undertakings in the past and may do so again in the future. Similarly, the FCA can seek a voluntary requirement notice, which is a voluntary undertaking on behalf of a firm that is made publicly available on the FCA’s website. These activities have resulted, and may in the future result, in significant costs and remediation expenses, and possible disciplinary actions by the SEC, the CFTC, the FCA, self-regulatory organizations and state securities administrators and have impacted, and may impact in the future, our acquisitions of regulated businesses or entry into new business lines.

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

Financial Services Competition

Because competition for the services of brokers is intense, it could affect our ability to attract and retain a sufficient number of highly skilled brokers or other professional services personnel, in turn adversely impacting our revenues, resulting in a material adverse effect on our businesses, financial condition, results of operations and prospects.

Our ability to provide high-quality brokerage and other professional services and maintain long-term relationships with our customers depends, in large part, upon our brokers and other professionals in both of our segments. As a result, we must attract and retain highly qualified personnel.

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

The financial services industry is intensely competitive, and is expected to remain so. In our Financial Services segment, we primarily compete with three major, diversified inter-dealer brokers and financial intermediaries. These include NEX Group plc (“NEX”) (formerly known as ICAP plc),TP ICAP plc (“TP ICAP”) (formerly known as Tullett Prebon plc) and Compagnie Financiere Tradition (which is majority owned by Viel & Cie) (“Tradition”), all of which are currently publicly traded companies. On January 12, 2016, we completed the merger with GFI by acquiring 100% of GFI’s outstanding shares (see Item 1 “Acquisition of GFI Group Inc.”). Other inter-dealer broker and financial intermediary competitors include a number of smaller, privately-held firms that tend to specialize in specific products and services or geographic areas.

We also compete with companies that provide alternative products and services, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and stock exchange markets for corporate equities, debt and other securities. We increasingly compete, directly or indirectly, with exchanges for the execution of trades in certain products, mainly in derivatives such as futures, swaps, options and options on futures. Certain exchanges have made and will likely continue to make attempts to move certain OTC-traded products to exchange-based execution, or to create listed derivatives products that mimic the qualities of similar OTC-traded products. We also compete with consortia, such as those operated by Tradeweb, which are created or funded from time to time by banks, broker-dealers and other companies involved in financial services, such as Thomson Reuters Corporation to compete in various markets with exchanges and inter-dealer brokers. We may compete in OTC-traded products with platforms such as those owned by MarketAxess Holdings Inc., in fixed income products or various OTC FX platforms owned by exchanges such as BATS and Deutsche Börse. In addition, financial data and information firms such as Thomson Reuters Corporation and Bloomberg L.P. operate trading platforms for both OTC and listed products, and may attempt to compete with us for trade execution in the future.

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

We currently provide products and services to customers in many foreign countries, and we may seek to further expand our operations into additional jurisdictions. On a consolidated basis, revenues from foreign countries were over $1.0 billion, or more than two-thirds of total revenues in our Financial Services segment for the year ended December 31, 2016. In many countries, the laws and rules and regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local regulations in every jurisdiction. Our inability to remain in compliance with local laws and rules and regulations in a particular foreign jurisdiction could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. If we are unable to manage any of these risks effectively, our businesses could be adversely affected.

There are also certain additional political, economic, legal, operational and other risks inherent in doing business in international financial markets, particularly in the regulated brokerage industry. These risks include:

•	less developed automation in exchanges, depositories and national clearing systems;

•	additional or unexpected changes in regulatory requirements, capital requirements, tariffs and other trade barriers;

•	the impact of the laws, rules and regulations of foreign governmental and regulatory authorities of each country in which we conduct business, including initiatives such as Brexit;

•	possible nationalization, expropriation and regulatory, political and price controls;

•	difficulties in staffing and managing international operations;

•	capital controls, exchange controls and other restrictive governmental actions;

•	any failure to develop effective compliance and reporting systems, which could result in regulatory penalties in the applicable jurisdiction;

•	fluctuations in currency exchange rates;

•	reduced protections for intellectual property rights;

•	adverse labor and employment laws, including those related to compensation, tax, health insurance and benefits, and social security;

•	outbreak of hostilities; and

•	potentially adverse tax consequences arising from compliance with foreign laws, rules and regulations to which our international businesses are subject and the repatriation of overseas earnings.

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

We offer our financial services in five broad product categories: rates, credit, foreign exchange, energy and commodities and equity and other asset classes. Our financial services brokerage revenues are strongest in our rates products, which accounted for approximately 32.1% of our total financial services brokerage revenues on a consolidated basis for the year ended December 31, 2016. While we focus on expanding and have successfully diversified our product offerings, we may currently be exposed to any adverse change or condition affecting the rates product market. Accordingly, the concentration of our businesses on rates products subjects our results to a greater market risk than if we had more diversified product offerings.

Due to our current customer concentration, a loss of one or more of our significant customers could materially harm our businesses, financial condition, results of operations and prospects.

For the year ended December 31, 2016, on a consolidated basis, our top ten Financial Services customers collectively, accounted for approximately 15.7% of our total revenues. We have limited long-term contracts with certain of these customers. If we were to lose one or more of these significant customers for any reason, including as a result of further consolidation and concentration in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our businesses, financial condition, results of operations and prospects would materially suffer.

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

Certain categories of trades settle for clearing purposes with CF&Co, one of our affiliates. CF&Co is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Fixed Income Clearing Corporation (“FICC”), a subsidiary of the Depository Trust & Clearing Corporation. We, CF&Co and other affiliates act in a matched principal or principal capacity in markets by posting and/or acting upon quotes for our account. Such activity is intended, among other things, to assist us, CF&Co and our affiliates in managing proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow. Similarly, when framing a market in a “name passing ” marketplace, BGC and its affiliates may post quotations that we believe reflect contemporaneous and/or anticipated potential market interest in an effort to facilitate liquidity for market participants on our respective platforms. The firms use commercially reasonable efforts to find a counterparty for any resulting transactions, at the customary minimum size level for that market.

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

On June 28, 2013, we sold our on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ. The total consideration consisted of $750 million in cash, plus an earn-out of up to 14,883,705 shares of NASDAQ common stock to be paid ratably over 15 years, provided that NASDAQ, as a whole, produces at least $25 million in gross revenues each year. Of the 14,883,705 shares, as of February 24, 2017, 3,968,988 shares have been received and up to 10,914,717 shares remain to be received. This earn-out presents market risk as the value of consideration related to the NASDAQ shares is subject to fluctuations based on the NASDAQ common stock share price. Therefore, if NASDAQ were to experience financial difficulties or a significant downturn, we may be unable to realize the full value of the NASDAQ Transaction, which could have a material adverse effect on our businesses, financial condition, results of operations, and prospects, and could cause the price of our Class A common stock to decline.

On December 11, 2015, we sold our Trayport business for 2,527,658 shares of ICE common stock (the “ICE Shares”). All of such ICE shares were received at closing and have been registered for resale on our behalf. As of February 24, 2017, over 95% of such shares have been sold.

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

As a result of our acquisition of GFI, we became exposed to various operational, financial, control and compliance risks of GFI that are not publicly disclosed. As a result, we are exposed to unknown risks and liabilities in connection with GFI and its acquisition. In addition, future earnings of our combined businesses could be materially adversely affected by a variety of factors, including, but not limited to, the impact of competition from other marketplace participants; economic conditions, including changes in trading volumes, inflation rates, interest rates, tax rates, or the availability of capital; our ability to comply with all covenants in our credit facilities; and the risks and uncertainties with respect to our businesses as described in our reports and documents filed with the SEC. Further, the anticipated revenue opportunities, cost savings, and other benefits and synergies from the acquisition of GFI may not be fully realized, if at all, or may take longer to realize than currently contemplated. Any such factors or others could have a material adverse effect on our businesses, financial condition, results of operations and prospects. Similar factors could have an impact on our businesses in connection with other acquisitions from time to time, including to the extent that we complete acquisitions in new business lines or verticals.

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

Commercial real estate markets are cyclical. They relate to the condition of the economy or, at least, to the perceptions of investors and users as to the relevant economic outlook. For example, companies may be hesitant to expand their office space or enter into long-term real estate commitments if they are concerned about the general economic environment. Companies that are under financial pressure for any reason, or are attempting to more aggressively manage their expenses, may reduce the size of their workforces, limit capital expenditures, including with respect to their office space, permit more of their staff to work from home and/or seek corresponding reductions in office space and related management or other services.

Negative general economic conditions and declines in the demand for commercial real estate brokerage and related management services in several markets or in significant markets could also have a material adverse effect on our commercial real estate services businesses, financial condition, results of operations and prospects as a result of the following factors:

•	A general decline in acquisition and disposition activity can lead to a reduction in the commissions and fees we receive for arranging such transactions, as well as in commissions and fees we earn for arranging the financing for acquirers.

•	A general decline in the value and performance of commercial real estate and in rental rates can lead to a reduction in management and leasing commissions and fees. Additionally, such declines can lead to a reduction in commissions and fees that are based on the value of, or revenue produced by, the properties for which we provide services. This may include commissions and fees for appraisal and valuation, sales and leasing, and property and facilities management.

•	Cyclicality in the commercial real estate markets may lead to volatility in our earnings, and the commercial real estate business can be highly sensitive to market perception of the economy generally and our industry specifically. Real estate markets are also thought to “lag” the broader economy. This means that, even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the real estate markets.

•	Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, political uncertainty, changes in government administrations or the public perception that any of these events may occur, may negatively affect the performance of some or all of our NGKF business lines.

While the U.S. commercial property market continues to display strength despite slowing growth of commercial property prices, according to CoStar Realty Information, Inc. (“CoStar”), there can be no assurances that such strength will continue. Although Deutsche Bank Markets Research estimates that the spreads between commercial property capitalization rates for all property types and both 10-year U.S. Treasuries and BBB-rated U.S. corporate bonds remain around their 20-year average postelection, following the U.S. elections in 2016, interest rates rose across the U.S. benchmark yield curve, due in part to expectations of increased economic growth due to potential fiscal stimulus. We would expect this to fuel continued demand for commercial real estate for as long as the U.S. economy continues to expand at a moderate pace although no assurance can be given as to this.

Business Concentration Risks

The concentration of our real estate business with corporate clients can increase business risk, and our business can be adversely affected due to the loss of certain of these clients.

We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from developing repeat business from the same client and from performing an increasingly broad range of services for the same client. Although our client portfolio is currently highly diversified—for the year ended December 31, 2016, our top ten Real Estate servicesclients, collectively, accounted for less than 3% of our total revenue on a consolidated basis, and our largest client accounted for less than 1% of our total revenue on a consolidated basis—as we grow our business, relationships with certain corporate clients may increase, and our client portfolio may become increasingly concentrated. For example, part of our strategy is to increase our GCS revenues which may lead to greater concentration of revenues with corporate clients. Part of our strategy is to increase our global corporate services revenue which may lead to greater concentration of revenue with corporate clients in the future. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks of loss if, among other possibilities, any such client (1) experiences its own financial problems; (2) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced; (3) decides to reduce its operations or its real estate facilities; (4) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations; (5) decides to change its providers of real estate services; or (6) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers.

Additionally, competitive conditions, particularly in connection with increasingly large clients, may require us to compromise on certain contract terms with respect to the extent of risk transfer, acting as principal rather than agent in connection with supplier relationships, liability limitations and other contractual terms. Where competitive pressures result in higher levels of potential liability under our contracts, the cost of operational errors and other activities for which we have indemnified our clients will be greater and may not be fully insured.

Where we provide real estate services to firms in the financial services industry, including banks and investment banks, our real estate segment is experiencing indirectly the increasing extent of the regulatory environment to which they are subject in the aftermath of the global financial crisis. This increases the cost of doing business with them, which we are not always able to pass on, as the result of the additional resources and processes we are required to provide as a critical supplier.

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

We could become subject to claims by participants in real estate sales and leasing transactions, as well as building owners and companies for whom we provide management services, claiming that we did not fulfill our obligations. We could also become subject to claims made by clients for whom we provided appraisal and valuation services and/or third parties who perceive themselves as having been negatively affected by our appraisals and/or valuations. We also could be subject to audits and/or fines from various local real estate authorities if they determine that we are violating licensing laws by failing to follow certain laws, rules and regulations. While these liabilities have been insignificant in the past, we have no assurance that this will continue to be the case.

In our property and facilities management business, we hire and supervise third-party contractors to provide services for our managed properties. We may be subject to claims for defects, negligent performance of work or other similar actions or omissions by third parties we do not control. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property or facilities manager or project manager, even if we have technically disclaimed liability as a contractual matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship. While these liabilities have been insignificant in the past, we have no assurance that this will continue to be the case.

Because we employ large numbers of building staff in facilities that we manage, we face risk in potential claims relating to employment injuries, termination and other employment matters. While these risks are generally passed back to the building owner, we have no assurance that this will continue to be the case.

In connection with a limited number of our facilities management agreements, we have guaranteed that the client will achieve certain savings objectives. In the event that these objectives are not met, we are obligated to pay the shortfall amount to the client. In most instances, the obligation to pay such amount is limited to the amount of fees (or the amount of a subset of the fees) earned by us under the contract, but no assurance can be given that we will be able to mitigate against these payments or that the payments, particularly if aggregated with those required under other agreements, could have a material adverse effect on our ongoing arrangements with particular clients or our business, financial condition, results of operations or prospects. The percentage of our Real Estate Services revenue for the fiscal year ended December 31, 2016 subject to such obligations under our current facilities management agreements is less than 1%. While these liabilities have been immaterial to date, we have no assurance that this will continue to be the case.

Adverse outcomes of property and facilities management disputes or litigation could have a material adverse effect on our commercial real estate services business, financial condition, results of operations and prospects, particularly to the extent we may be liable on our contracts, or if our liabilities exceed the amounts of the insurance coverage maintained by us. Some of these litigation risks may be mitigated by any commercial insurance we maintain in amounts we believe are appropriate. However, in the event of a substantial loss or certain types of claims, our insurance coverage and/or self-insurance reserve levels might not be sufficient to pay the full damages. Additionally, in the event of grossly negligent or intentionally wrongful conduct, insurance policies that we may have may not cover us at all. Further, the value of otherwise valid claims we hold under insurance policies could become uncollectible in the event of the covering insurance company’s insolvency, although we seek to limit this risk by placing our commercial insurance only with highly rated companies. In addition, in the event of grossly negligent or intentionally wrongful conduct, we may not be covered by insurance. Any of these events could materially negatively impact our commercial real estate business, financial condition, results of operations and prospects. While these liabilities have been insignificant in the past, we have no assurance that this will continue to be the case.

If we fail to comply with laws, rules and regulations applicable to commercial real estate brokerage, valuation and appraisal and mortgage transactions and other real estate business lines, then we may incur significant financial penalties.

Due to the broad geographic scope of our operations and the commercial real estate services we perform, we are subject to numerous federal, state, local and foreign laws, rules and regulations specific to our services. For example, the brokerage of real estate sales and leasing transactions and other related activities require us to maintain brokerage licenses in each state in which we conduct activities for which a real estate license is required. If we fail to maintain our licenses or conduct brokerage activities without a license or violate any of the laws, rules and regulations applicable to our licenses, then we may be subject to audits, required to pay fines (including treble damages in certain states) or be prevented from collecting commissions owed, be compelled to return commissions received or have our licenses suspended or revoked.

In addition, because the size and scope of commercial real estate transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state licensing and regulatory regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws, rules and regulations applicable to our business lines also may change in ways that increase the costs of compliance. The failure to comply with federal, state, local and foreign laws, rules and regulations could result in significant financial penalties which could have a material adverse effect on our commercial real estate businesses, financial condition, results of operations and prospects.

Environmental regulations may adversely impact our commercial real estate businesses and/or cause us to incur costs for cleanup of hazardous substances or wastes or other environmental liabilities.

Federal, state, local and foreign laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations which impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to some properties. A decrease or delay in such transactions may materially adversely affect our businesses, financial condition, results of operations and prospects. In addition, a failure by us to disclose environmental concerns in connection with a real estate transaction may subject us to liability to a buyer/seller or lessee/lessor of property. While historically we have not incurred any significant liability in connection with these types of environmental issues, there is no assurance that this will not occur.

In addition, in our role as property or facilities manager, we could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes at properties we currently or formerly managed. Such liability may be imposed without regard to the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these laws may be joint and several, meaning that one liable party could be held responsible for all costs related to a contaminated site. Insurance for such matters may not be available or sufficient. While historically we have not incurred any significant liability under these laws, this may not always be the case.

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

Real Estate Services Competition

We operate in a highly competitive commercial real estate services industry with numerous competitors, some of which may have greater financial and operational resources than we do.

We compete to provide a variety of services within the commercial real estate industry. Each of these business disciplines is highly competitive on a local, regional, national and global level. We face competition not only from other national real estate service companies, but also from global real estate services companies, boutique real estate advisory firms, and consulting and appraisal firms. Depending on the product or service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Although many of our competitors are local or regional firms that are substantially smaller than we are, some of our competitors are substantially larger than us on a local, regional, national or international basis and have similar service competencies to ours. Such competitors include CBRE Group, Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield and Colliers International. In addition, specialized firms like HFF, Inc., Marcus & Millichap Inc. and Eastdil Secured, LLC compete with us in certain of our service lines. Our industry has continued to consolidate, and there is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. In general, there can be no assurance that we will be able to continue to compete effectively with respect to any of our commercial real estate business lines or on an overall basis, to maintain current commission and fee levels or margins, or to maintain or increase our market share.

Other General Real Estate Services Risks

If we experience difficulties in collecting accounts receivable or experience defaults by multiple clients, it could materially adversely affect our businesses, financial condition, results of operations and prospects.

We face challenges in our ability to efficiently and/or effectively collect accounts receivable.

Any of our clients or other parties obligated to make payments to us may experience a downturn in their businesses that may weaken their results of operations and financial condition. As a result, a client or other party obligated to make payments to us may fail to make payments when due, become insolvent or declare bankruptcy. A bankruptcy of a client or other party obligated to make payments to us would delay or preclude full collection of amounts owed to us. In addition, certain corporate services and property and facilities management agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client or other party obligated to make payments to us were to file for bankruptcy, we may not be able to obtain reimbursement for those costs or for the severance obligations we would incur. Any such failure to make payments when due or the bankruptcy or insolvency of a large number of our clients (e.g. during an economic downturn) could result in disruption to our Real Estate Services businesses and material losses to us. Part of our strategy is to increase our global corporate services revenue, which may lead to greater concentration of revenues with corporate clients in the future. While historically we have not incurred material losses as a result of the difficulties described above, this may not always be the case.

We may not be able to replace partner offices when affiliation agreements are terminated, which may decrease our scope of services and geographic reach.

We have agreements in place to operate on a collaborative and cross-referral basis with certain independently owned offices in the U.S. and elsewhere in the Americas in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independently owned offices generally use some variation of Newmark in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently owned offices, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where we do not have a physical presence. From time to time our arrangement with these independent firms may be terminated pursuant to the terms of the individual affiliation agreements. The opening of a Company-owned office to replace an independent office requires us to invest capital, which in some cases could be material. There can be no assurance that, if we lose additional independently owned offices, we will be able to identify suitable replacement affiliates or fund the establishment or acquisition of an owned office. In addition, although we do not control the activities of these independently owned offices, we may face reputational risk if any of these independently owned offices are involved in or accused of illegal, unethical or similar behavior. Failure to maintain coverage in important geographic markets may negatively impact our operations, reputation and ability to attract and retain key employees and expand domestically and internationally and could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

RISKS RELATED TO OUR CORPORATE AND PARTNERSHIP STRUCTURE

Corporate Structure

Because our voting control is concentrated among the holders of our Class B common stock, the market price of our Class A common stock may be materially adversely affected by its disparate voting rights.

As of February 24, 2017, Cantor (including CFGM) beneficially owned all of the outstanding shares of our Class B common stock, representing approximately 58.5% of our total voting power. In addition, Cantor has the right to exchange exchangeable partnership interests in BGC Holdings into additional shares of Class B common stock, and pursuant to an exchange agreement with us, Cantor has the right to exchange shares of our Class A common stock for additional shares of Class B common stock, in the aggregate up to the then-remaining number of our authorized but unissued Class B shares.

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

Delaware law, our corporate organizational documents and other requirements may impose various impediments to the ability of a third party to acquire control of us, which could deprive our investors of the opportunity to receive a premium for their shares.

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

Our board of directors and our Audit Committee have authorized repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor and/or its partners, our executive officers, other employees and partners. In February 2017, this authorization was increased back to $300 million. As of February 28, 2017, we had approximately $298.8 million remaining under this $300 million authorization and may continue to actively make such repurchases or purchases, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in BGC U.S.’s and BGC Global’s respective businesses, although we neither have current plans to do so nor do we expect to do so as long as we maintain our current dividend policy. Accordingly, there can be no assurance that future dividends will be paid or that dividend amounts will be maintained at current or future levels.

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

Generally, an entity is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. A determination that we hold more than 40% of our assets in investment securities could result in us being an investment company under the Investment Company Act and becoming subject to registration and other requirements of the Investment Company Act. We expect to take all legally permissible action to avoid being deemed an investment company under the Investment Company Act, but no assurance can be given that this event will not occur.

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

In order to address potential conflicts of interest between Cantor and its representatives and us, our amended and restated certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve Cantor and its representatives, and our powers, rights, duties and liabilities and those of our representatives in connection with our relationship with Cantor and its affiliates, officers, directors, general partners or employees. Our certificate of incorporation provides that no Cantor Company, as defined in our certificate of incorporation, or any of the representatives, as defined in our certificate of incorporation, of a Cantor Company will owe any fiduciary duty to, nor will any Cantor Company or any of their respective representatives be liable for breach of fiduciary duty to, us or any of our stockholders, including with respect to corporate opportunities. In addition, Cantor and its respective representatives have no duty to refrain from engaging in the same or similar activities or lines of business as us or doing business with any of our customers. The corporate opportunity policy that is included in our certificate of incorporation is designed to resolve potential conflicts of interest between us and Cantor and its representatives.

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

The Sales Agreement with CF&Co currently remains in effect to assist us with partner and employee sales of shares of Class A common stock. It provides for the issuance and sale of up to an aggregate of 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. As of February 24, 2017, we have issued and sold an aggregate of approximately 16.2 million shares of Class A common stock under the Sales Agreement, with approximately 3.8 million shares of Class A common stock remaining to be sold under the Agreement. We have an effective shelf registration statement on Form S-3 with respect to the issuance of up to an aggregate of 20 million additional shares of our Class A common stock for which we have not yet entered into a sales agreement. Further, we have an effective shelf registration statement on Form S-4 with respect to the offer and sale of up to an aggregate of 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of February 24, 2017, we have issued an aggregate of 9.7 million shares of Class A common stock under the Form S-4, all in connection with acquisitions. In addition, in connection with the conversion of our 8.75% Convertible Senior Notes due April 15, 2015, on April 13, 2015 we issued to Cantor in a private placement 24,042,599 shares of our Class A common stock, and in connection with the JPI Back-End Merger to complete our acquisition of GFI, on January 12, 2016 we issued to the JPI stockholders in a private placement 23,481,192 shares of Class A common stock; in both cases, we filed effective shelf registration statements on Form S-3, registering such shares of Class A common stock for resale. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to an aggregate of 10 million shares of our Class A common stock under our Dividend Reinvestment and Stock Purchase Plan. As of February 24, 2017, we have issued approximately 283,000 shares of our Class A common stock under such Plan. We have filed a number of registration statements on Form S-8 pursuant to which we have registered the shares underlying our Long Term Incentive Plan. As of January 31, 2017, there were 208.9 million shares remaining for sale under such registration statements.

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

We intend to use the net proceeds of the sale of shares of Class A common stock under the Sales Agreement, and may use the net proceeds from future offerings, for general corporate purposes, which among other things, are expected to include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases. From January 1, 2016 to December 31, 2016, we repurchased an aggregate of 10.8 million shares of Class A common stock at an aggregate purchase price of approximately $96.0 million with an average repurchase price of $8.88 per share. During that period, we redeemed for cash an aggregate of 7.2 million limited partnership units at an average price of $9.10 per unit and an aggregate of 319.2 thousand founding/working partner units at an average price of $8.64 per unit. In the future, we expect to continue to repurchase shares of our Class A common stock and redeem or purchase BGC Holdings units from Cantor, our executive officers, other employees, partners, and others, and these repurchases and purchases may be significant.

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

After completing the acquisition of Newmark in October 2011, we also have a number of additional offices in several states (Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Washington) and the District of Columbia, which are used in our Real Estate Services segment.. In addition, Newmark has licensed its name to commercial real estate providers in certain locations where Newmark does not have its own offices.

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

We declared quarterly dividends of $0.14 for each of the four quarters of 2015 and $0.16 for each of the four quarters of 2016.

	High	Low
2017
First Quarter (through February 27, 2017)	$11.70	$10.29

2016
First Quarter	$9.63	$8.27
Second Quarter	$9.50	$8.34
Third Quarter	$9.31	$8.18
Fourth Quarter	$10.34	$8.36

2015
First Quarter	$9.72	$7.78
Second Quarter	$10.27	$8.38
Third Quarter	$10.05	$7.91
Fourth Quarter	$9.90	$7.80

On February 27, 2017, the closing sales price of our Class A common stock on the NASDAQ Global Select Market was $11.48. As of February 27, 2017, there were 618 holders of record of our Class A common stock and two holders of record of our Class B common stock.

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

Share Repurchases and Unit Purchases

Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, including Cantor employees and partners. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On October 27, 2015, our Board of Directors and Audit Committee increased the share repurchase and unit redemption authorization to $300 million. On February 7, 2017, the Company’s, Board of Directors and Audit Committee again increased the Company’s share repurchase and unit redemption authorization to $300 million. As of December 31, 2016, we had approximately $129.7 million remaining from our share repurchase and unit redemption authorization. From time to time, we may actively continue to repurchase shares and/or redeem units.

During the year ended December 31, 2016, we repurchased 10,823,942 shares of our Class A common stock at an aggregate purchase price of approximately $96.0 million for an average price of $8.88 per share.

During the fourth quarter of 2016, we repurchased 1,497,760 shares of our Class A common stock at an aggregate purchase price of $14.4 million for an average price of $9.59 per share.

PERFORMANCE GRAPH

The performance graph below shows a comparison of the cumulative total stockholder return, on a net dividend reinvestment basis, of $100 invested on December 31, 2011, measured on December 31, 2012, December 31, 2013, December 31, 2014, December 31, 2015, and December 31, 2016. Peer Group 1 consists of Compagnie Financière Tradition SA, NEX Group plc, and TP ICAP plc. Peer Group 2 consists of CBRE Group Inc., Colliers International Group Inc., and Jones Lang LaSalle Inc. On June 2, 2015, First Service Corporation became Colliers International Group Inc. and spun off its residential property management and property services business into a separately traded public company. The stock performance of Colliers International Group Inc. before June 2, 2015 reflects the performance of the combined First Service Corporation. In December 2016, Tullett Prebon plc acquired ICAP plc’s global hybrid voice broking and information businesses. Also in December 2016, Tullett Prebon plc became TP ICAP plc and ICAP plc became NEX Group plc. The stock performance of TP ICAP plc before December 29, 2016 reflects the performance of Tullett Prebon plc. In addition, the stock performance of NEX Group plc prior to December 15, 2016 reflects the performance of ICAP plc. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. Total returns are shown on a “net dividend” basis, which tax effects dividend reinvestments from companies operating under certain U.K. and European tax jurisdictions, according to local tax laws.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among BGC Partners, Inc., the S&P 500 Index,

Peer Group 1 and Peer Group 2

*	$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.

Note: Peer group indices use beginning of period market capitalization weighting. The above graph was prepared by Zacks Investment Research, Inc. and used with their permission, all rights reserved, Copyright 1980-2017. S&P 500 is Copyright © 2016 S&P Dow Jones Indices LLC, a division of S&P Global, all rights reserved.

Partnership and Equity Repurchases

The following table details our share repurchase activity during the fourth quarter of 2016, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced repurchase program and the approximate value that may yet be purchased under such program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1, 2016 through October 31, 2016	367,455	$8.85	367,455	—
November 1, 2016 through November 30, 2016	866,987	$9.71	866,987	—
December 1, 2016 through December 31, 2016	263,318	$10.19	263,318	—

Total	1,497,760	$9.59	1,497,760	$129,741,577

Certain Definitions

We use non-GAAP financial measures including, but not limited to, “pre-tax distributable earnings” and “post-tax distributable earnings”, which are supplemental measures of operating results that are used by management to evaluate our financial performance and our consolidated subsidiaries’ financial performance. We believe that distributable earnings best reflect the operating earnings generated by us on a consolidated basis and are the earnings which management considers available for, among other things, distribution to BGC Partners, Inc. and its common stockholders, as well as to holders of BGC Holdings partnership units during any period.

As compared with “income (loss) from operations before income taxes”, and “net income (loss) per fully diluted share”, all prepared in accordance with GAAP, distributable earnings calculations primarily exclude certain non-cash compensation and other expenses that generally do not involve the receipt or outlay of cash by us and/or which do not dilute existing stockholders, as described below. In addition, distributable earnings calculations exclude certain gains and charges that management believes do not best reflect our ordinary operating results.

Adjustments Made to Calculate Pre-Tax Distributable Earnings

Pre-tax distributable earnings are defined as GAAP income (loss) from operations before income taxes and noncontrolling interest in subsidiaries excluding items, such as:

•	Non-cash equity-based compensation charges related to limited partnership unit exchange or conversion.

•	Non-cash asset impairment charges, if any.

•	Non-cash compensation charges for items granted or issued pre-merger with respect to certain mergers or acquisitions by BGC Partners. To date, these mergers have only included those with and into eSpeed, Inc. and the Back-End Mergers relating to GFI.

Distributable earnings calculations also exclude certain unusual, one-time or non-recurring items, if any. These charges are excluded from distributable earnings because we view excluding such charges as a better reflection of our ongoing, ordinary operations.

In addition to the above items, allocations of net income to founding/working partner and other limited partnership units are excluded from calculations of pre-tax distributable earnings. Such allocations represent the pro-rata portion of pre-tax earnings available to such unit holders. These units are in the fully diluted share count, and are exchangeable on a one-to-one basis into common stock. As these units are exchanged into common shares, unit holders become entitled to cash dividends rather than cash distributions. We view such allocations as intellectually similar to dividends on common shares. Because dividends paid to common shares are not an expense under GAAP, management believes similar allocations of income to unit holders should also be excluded when calculating distributable earnings performance measures.

Our definition of distributable earnings also excludes certain gains and charges with respect to acquisitions, dispositions, or resolutions of litigation. This includes the one-time gains related to the Nasdaq and Trayport transactions. Management believes that excluding such gains and charges also best reflects our ongoing operating performance.

However, the payments associated with our expected annual receipt of Nasdaq stock and related mark-to-market gains or losses are anticipated to be included in our calculation of distributable earnings for the following reasons:

•	Nasdaq is expected to pay us in an equal amount of stock on a regular basis for a 15-year period beginning in 2013 as part of that transaction;

•	The Nasdaq earn-out largely replaced the generally recurring quarterly earnings we generated from eSpeed; and

•	We intend to pay dividends and distributions to common stockholders and/or unit holders based on all other income related to the receipt of the earn-out.

To make period-to-period comparisons more meaningful, one-quarter of each annual Nasdaq contingent earn-out amount, as well as gains or losses with respect to associated mark-to-market movements and/or hedging, will be included in our calculation of distributable earnings each quarter as “other income”.

We also treat gains or losses related to mark-to-market movements and/or hedging with respect to any remaining Intercontinental Exchange, Inc. (“ICE”) shares in a consistent manner with the treatment of Nasdaq shares when calculating distributable earnings.

Investors and analysts should note that, due to the large gain recorded with respect to the Trayport sale in December, 2015, and the closing of the back-end merger with GFI in January, 2016, non-cash charges related to the amortization of intangibles with respect to acquisitions are also excluded from the calculation of pre-tax distributable earnings.

Adjustments Made to Calculate Post-Tax Distributable Earnings

Since distributable earnings are calculated on a pre-tax basis, management intends to also report post-tax distributable earnings to fully diluted shareholders. Post-tax distributable earnings to fully diluted shareholders are defined as pre-tax distributable earnings, less noncontrolling interest in subsidiaries, and reduced by the provision for taxes as described below.

Our calculation of the provision for taxes on an annualized basis starts with GAAP income tax provision, adjusted to reflect tax-deductible items. Management uses this non-GAAP provision for taxes in part to help it to evaluate, among other things, the overall performance of the business, make decisions with respect to our operations, and to determine the amount of dividends paid to common shareholders.

The provision for taxes with respect to distributable earnings includes additional tax-deductible items including limited partnership unit exchange or conversion, employee loan amortization, charitable contributions, and certain net-operating loss carryforwards.

We incur income tax expenses based on the location, legal structure and jurisdictional taxing authorities of each of our subsidiaries. Certain of our entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Any U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the unit holders rather than with the partnership entity. Our consolidated financial statements include U.S. federal, state and local income taxes on our allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes. For these reasons, taxes for distributable earnings are presented to show the tax provision the consolidated Company would expect to pay if 100 percent of earnings were taxed at global corporate rates.

Calculations of Pre-Tax and Post-Tax Distributable Earnings per Share

Our distributable earnings per share calculations assume either that:

•	The fully diluted share count includes the shares related to any dilutive instruments, such as convertible notes, but excludes the associated interest expense, net of tax, when the impact would be dilutive; or

•	The fully diluted share count excludes the shares related to these instruments, but includes the associated interest expense, net of tax.

The share count for distributable earnings excludes shares expected to be issued in future periods but not yet eligible to receive dividends and/or distributions.

Each quarter, the dividend to our common stockholders is expected to be determined by our Board of Directors with reference to a number of factors, including post-tax distributable earnings per fully diluted share. In addition to our quarterly dividend to common stockholders, we expect to pay a pro-rata distribution of net income to BGC Holdings founding/working partner and other limited partnership units, as well as to Cantor for its non-controlling interest. The amount of this net income, and therefore of these payments, is expected to be determined using the above definition of pre-tax distributable earnings per share.

Other Matters with Respect to Distributable Earnings

The term “distributable earnings” should not be considered in isolation or as an alternative to GAAP net income (loss). We view distributable earnings as a metric that is not indicative of liquidity or the cash available to fund its operations, but rather as a performance measure.

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

We anticipate providing forward-looking quarterly guidance for GAAP revenues and for certain distributable earnings measures from time to time. However, we do not anticipate providing a quarterly outlook for other GAAP results. This is because certain GAAP items, which are excluded from distributable earnings, are difficult to forecast with precision before the end of each quarter. We therefore believe that it is not possible to forecast quarterly GAAP results or to quantitatively reconcile GAAP results to non-GAAP results with sufficient precision unless we make unreasonable efforts.

The items that are difficult to predict on a quarterly basis with precision and which can have a material impact on our GAAP results include, but are not limited, to the following:

•	Allocations of net income and grants of exchangeability to limited partnership units and founding partner units, which are determined at the discretion of management throughout and up to the period-end.

•	The impact of certain marketable securities, as well as any gains or losses related to associated mark-to-market movements and/or hedging. These items are calculated using period-end closing prices.

•	Non-cash asset impairment charges, which are calculated and analyzed based on the period-end values of the underlying assets. These amounts may not be known until after period-end.

•	Acquisitions, dispositions and/or resolutions of litigation which are fluid and unpredictable in nature.

For more information on this topic, please see certain tables in our most recent financial results press release including “Reconciliation of GAAP Income (Loss) to Distributable Earnings”. These tables provide summary reconciliations between pre- and post-tax distributable earnings and the corresponding GAAP measures for us.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2016. This selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Amounts in thousands, except per share data.

	Year Ended December 31,
	2016[1,2,3,4,5]	2015[1,2,3,4,5,6]	2014[1,2,3,4]	2013[1,2,3,4,7]	2012[4]
Consolidated Statements of Operations Data:
Revenues:
Commissions	$1,994,227	$1,931,860	$1,307,912	$1,202,244	$1,176,009
Principal transactions	325,481	313,142	253,951	309,908	336,160

Total brokerage revenues	2,319,708	2,245,002	1,561,863	1,512,152	1,512,169
Real estate management services	196,801	187,118	163,227	163,353	122,704
Fees from related parties	24,200	25,348	28,379	41,128	53,159
Data, software and post-trade	54,309	102,371	11,565	16,821	27,264
Interest income	12,271	10,643	7,313	6,833	6,506
Other revenues	5,334	9,957	17,232	5,177	4,495

Total revenues	2,612,623	2,580,439	1,789,579	1,745,464	1,726,297

Expenses:
Compensation and employee benefits	1,653,613	1,696,622	1,124,516	1,257,364	1,032,552
Allocations of net income and grant of exchangeability to LPUs and FPUs	192,934	259,639	136,633	423,589	140,076

Total compensation and employee benefits	1,846,547	1,956,261	1,261,149	1,680,953	1,172,628
Other expenses	685,982	763,679	583,650	557,586	538,628

Total expenses	2,532,529	2,719,940	1,844,799	2,238,539	1,711,256

Other income (losses), net:
Gain (loss) on divestiture and sale of investments	7,044	394,347	—	723,147	52,471
Gains (losses) on equity method investments	3,543	2,597	(7,969)	(9,508)	(11,775)
Other income (loss)	97,579	123,168	49,427	39,466	—

Total other income (losses), net	108,166	520,112	41,458	753,105	40,696

Income (loss) from operations before income taxes	188,260	380,611	(13,762)	260,030	55,737
Provision (benefit) for income taxes	60,252	120,496	651	92,166	20,224

Consolidated net income (loss)	128,008	260,115	(14,413)	167,864	35,513
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	25,531	138,797	(11,363)	101,001	11,649

Net income (loss) available to common stockholders	$102,477	$121,318	$(3,050)	$66,863	$23,864

Per share data:
Basic earnings per share	$0.37	$0.50	$(0.01)	$0.35	$0.16

Fully diluted earnings per share	$0.36	$0.48	$(0.01)	$0.34	$0.16

Basic weighted-average shares of common stock outstanding	277,073	243,460	220,697	193,694	144,886

Fully diluted weighted-average shares of common stock outstanding	433,226	335,387	220,697	216,565	280,809

Dividends declared per share of common stock	$0.62	$0.54	$0.48	$0.48	$0.63

Dividends declared and paid per share of common stock	$0.62	$0.54	$0.48	$0.48	$0.63

Cash and cash equivalents	$502,024	$462,134	$649,690	$716,973	$388,409
Total assets	$3,508,400	$3,982,637	$2,749,918	$2,082,420	$1,638,939
Notes payable and collateralized borrowings	$965,767	$840,877	$556,700	$258,356	$301,444
Notes payable to related parties	$—	$—	$150,000	$150,000	$150,000
Total liabilities	$2,302,085	$2,693,558	$2,110,928	$1,316,772	$1,132,688
Total stockholders’ equity	$841,863	$634,407	$390,270	$460,307	$334,292

[1]	Periods after June 28, 2013 reflect the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ on June 28, 2013.
[2]	Amounts include the gain related to the earn-out associated with the NASDAQ transaction.
[3]	Financial results have been retrospectively adjusted to include the financial results of Lucera.
[4]	Information reflects the acquisition of Grubb & Ellis effective April 13, 2012 and Newmark effective October 14, 2011.
[5]	On February 26, 2015, the Company completed the acquisition of GFI. The information includes the results of GFI following the acquisition.
[6]	Amounts include gains related to the Company’s sale of all of the equity interests in the entities that made up the Trayport business to Intercontinental Stock Exchange, Inc. on December 11, 2015.
[7]	Amounts include gains related to the Company’s divestiture of its on-the-run, electronic benchmark U.S. Treasury platform to NASDAQ on June 28, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of BGC Partners, Inc.’s financial condition and results of operations should be read together with BGC Partners, Inc.’s consolidated financial statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included in this report. When used herein, the terms “BGC Partners,” “BGC,” the “Company,” “we,” “us” and “our” refer to BGC Partners, Inc., including consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2016 and 2015. This discussion is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage company servicing the financial and real estate markets through our Financial Services and Real Estate Services businesses. Through our financial service brands, including BGC®, GFI®, SunriseTM and R.P. MartinTM, among others, our Financial Services business specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, and futures. Our Financial Services business also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our electronic brands including FENICS®, BGC TraderTM, BGC Market Data, Capitalab® and Lucera®, we offer fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

Newmark Grubb Knight Frank (which may be referred to as “Newmark”, or “NGKF”) is our leading commercial real estate services business. Newmark offers commercial real estate tenants, owner-occupiers, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and real estate finance, consulting, appraisal and valuation, project management and property and facility management.

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. We have more than 100 offices globally in major markets including New York and London, as well as in Atlanta, Beijing, Bogotá, Boston, Buenos Aires, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Dublin, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Madrid, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, San Francisco, Santa Clara, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Washington, D.C.

We remain confident in our future growth prospects as we continue to increase the scale and depth of our Financial Services and Real Estate Services platforms and continue to seek market-driven opportunities to expand our business in numerous financial asset classes and other products and services. This was exemplified by our acquisition of GFI Group, Inc. (“GFI”). Beginning in the first quarter of 2015, BGC began consolidating the results of GFI, which continues to operate as a separately branded division of BGC. On January 12, 2016, we completed the merger with GFI by acquiring 100% of GFI’s outstanding shares (see “Acquisition of GFI Group, Inc.”). During 2016, we also completed the purchase of Rudesill-Pera Multifamily, The CRE Group, Inc. (“CRE Group”), Perimeter Markets, Inc., certain assets of the John Buck Company, LLC and Buck Management Group LLC, Continental Realty Ltd, Newmark Grubb Mexico City, the businesses of Sunrise Brokers Group, and Walchle Lear Multifamily Advisors. By adding these leading companies to our platform, we have greatly broadened the scope and depth of services we can provide to our clients across our consolidated business. We have also continued to make key hires around the world and integrate our recent acquisitions onto our global platform. We expect these additions to increase our revenues and earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitable hires.

Confidential Submission of Draft Registration Statement for Proposed Initial Public Offering

On February 9, 2017, we announced that we had confidentially submitted a draft registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) relating to the proposed initial public offering of the Class A common stock of a newly formed subsidiary that will hold our Real Estate Services business, which operates as “Newmark Grubb Knight Frank” or “NGKF.”

The number of Class A shares to be offered and the price range for the proposed offering have not yet been determined. The initial public offering is part of our plan to separate our Real Estate Services business into a separate public company. Following some period after the expected offering, we may, subject to market and other conditions, distribute the shares that we will hold of the newly formed subsidiary pro rata to our stockholders in a manner intended to qualify as tax-free for U.S. federal income tax purposes.

Lucera Acquisition

On November 4, 2016, we acquired from Cantor the 80% of the Lucera business (also known as “LFI Holdings, LLC” or “LFI”) not already owned by us. The aggregate purchase price paid by the Company to Cantor consisted of approximately $24.2 million in cash plus a $4.8 million post-closing adjustment. Lucera is a technology infrastructure provider tailored to the financial sector headquartered in New York. This transaction has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, our financial results have been retrospectively adjusted to include the financial results of Lucera in the current and prior periods as if Lucera had always been consolidated.

The following tables summarize the impact of the transaction to our quarterly and annual consolidated statements of operations for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30, 2016
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income (loss) from operations before income taxes	$104,529	$(2,215)	$102,314
Consolidated net income (loss)	74,266	(2,215)	72,051
Basic earnings (loss) per share	0.22	(0.01)	0.21
Diluted earnings (loss) per share	0.21	—	0.21

	Three Months Ended June 30, 2016			Three Months Ended March 31, 2016
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income (loss) from operations before income taxes	$31,111	$(1,907)	$29,204	$21,131	$(1,741)	$19,390
Consolidated net income (loss)	20,563	(1,907)	18,656	16,291	(1,741)	14,550
Basic earnings (loss) per share	0.06	(0.01)	0.05	0.05	—	0.05
Diluted earnings (loss) per share	0.06	(0.01)	0.05	0.05	—	0.05

	Three Months Ended December 31, 2015			Three Months Ended September 30, 2015
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income (loss) from operations before income taxes	$251,933	$(2,436)	$249,497	$83,322	$(1,600)	$81,722
Consolidated net income (loss)	172,492	(2,436)	170,056	54,585	(1,600)	52,985
Basic earnings (loss) per share	0.26	(0.01)	0.25	0.15	—	0.15
Diluted earnings (loss) per share	0.24	—	0.24	0.15	(0.01)	0.14

	Three Months Ended June 30, 2015			Three Months Ended March 31, 2015
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income (loss) from operations before income taxes	$17,289	$(1,871)	$15,418	$36,270	$(2,296)	$33,974
Consolidated net income (loss)	15,017	(1,871)	13,146	26,224	(2,296)	23,928
Basic earnings (loss) per share	0.04	(0.01)	0.03	0.06	—	0.06
Diluted earnings (loss) per share	0.04	(0.01)	0.03	0.06	(0.01)	0.05

	Year Ended December 31, 2015			Year Ended December 31, 2014
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income (loss) from operations before income taxes	$388,814	$(8,203)	$380,611	$(3,188)	$(10,574)	$(13,762)
Consolidated net income (loss)	268,318	(8,203)	260,115	(3,839)	(10,574)	(14,413)
Basic earnings (loss) per share	0.52	(0.02)	0.50	0.02	(0.03)	(0.01)
Diluted earnings (loss) per share	0.50	(0.02)	0.48	0.02	(0.03)	(0.01)

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

In total, approximately 23.5 million shares of BGC Class A common stock were issued and $111.2 million in cash will be paid with respect to the closing of the Back-End Mergers, inclusive of adjustments ($89.9 million has been paid as of December 31, 2016). The total purchase consideration for all shares of GFI purchased by BGC was approximately $750 million, net of the $250.0 million note previously issued to GFI by BGC, which is eliminated in consolidation. This figure excludes the $29.0 million gain recorded in the first quarter of 2015 with respect to the appreciation of the 17.1 million shares of GFI held by BGC prior to the successful completion of the tender offer. The excess of total consideration over the fair value of the total net assets acquired, of approximately $450.0 million, has been recorded to goodwill and was allocated to our Financial Services segment.

We believe the combination of BGC and GFI creates a strong and diversified Financial Services business, well-positioned to capture future growth opportunities. Through this combination, we expect to deliver substantial benefits to customers of the combined company, and we expect to become the largest and most profitable wholesale financial brokerage company. We also believe this is a highly complementary combination, which has resulted, and will continue to result, in meaningful economies of scale. While the front-office operations will remain separately branded divisions, the back office, technology, and infrastructure of these two companies are being integrated in a smart and deliberate way.

On July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes; as a consequence of guaranteeing GFI’s debt, we have substantially improved the credit rating of GFI’s bonds and lowered future interest payments. We have also been able to free up capital set aside for regulatory and clearing purposes, allowing us to use our balance sheet more efficiently.

Trayport Transaction

On December 11, 2015, we completed the sale (the “Trayport Transaction”) of all of the equity interests in the entities that make up the Trayport business to Intercontinental Exchange, Inc. (“ICE”). The Trayport business was GFI’s electronic European energy software, trading, and market data business. The Trayport Transaction occurred pursuant to a Stock Purchase Agreement, dated as of November 15, 2015. At the closing, we received 2,527,658 shares of ICE common stock issued with respect to the $650 million purchase price, which was adjusted at closing. Through December 31, 2016, we have sold more than 95% of our shares of ICE common stock. Trayport, prior to its sale, had generated gross revenues of approximately $80 million over the twelve months ended September 30, 2015. BGC expects to pay effective cash taxes of no more than $64 million related to the Trayport sale price, or an expected rate of less than 10%.

Nasdaq Transaction

On June 28, 2013, we completed the sale of certain assets to Nasdaq, Inc. (“Nasdaq,” formerly known as “NASDAQ OMX Group, Inc.”), which purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (“eSpeed”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of Nasdaq is equal to or greater than $25 million. Through December 31, 2016, we have received 3,968,988 shares of Nasdaq common stock in accordance with the agreement. The contingent future issuances of Nasdaq common stock are also subject to acceleration upon the occurrence of certain events.

As a result of the sale of eSpeed, we only sold our on-the-run benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. We continue to offer voice brokerage for on-the-run U.S. Treasuries, as well as across various other products in rates, credit, FX, market data and software solutions. As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, our e-businesses, excluding Trayport and revenues from inter-company data, software, and post-trade services, have continued to grow their revenues and generated $208.6 million of net revenues during the most recent trailing twelve-month period ended December 31, 2016, up 8.6% from a year ago. These fully electronic revenues are more than double the annualized revenues of eSpeed, which generated $48.6 million in revenues for the six months ended June 30, 2013 and was sold in the second quarter of 2013 for $1.2 billion (based on the value of Nasdaq stock at the time the deal was announced).

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

Financial Services:

The financial intermediary sector has been a competitive area that grew over the period between 1998 and 2007 due to several factors. One factor was the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing users to protect gains and/or guard against losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rates, equity ownership, changes in the value of foreign currency, credit defaults by corporate and sovereign debtors and changes in the prices of commodity products. Over this same timeframe, demand from financial institutions, financial services intermediaries and large corporations had increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

Another key factor in the growth of the financial intermediary sector between 1998 and 2007 was the increase in the number of new financial products. As market participants and their customers strive to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments have been developed. Most of these new securities and derivatives were not immediately ready for more liquid and standardized electronic markets, and generally increased the need for trading and required broker-assisted execution.

Up until the second half of 2016, our Financial Services businesses had faced more challenging market conditions. Accommodative monetary policies by several major central banks including the Federal Reserve, Bank of England, Bank of Japan and the European Central Bank have resulted in historically low levels of volatility and interest rates across many of the financial markets in which we operate. The global credit markets also faced structural issues such as increased bank capital requirements under Basel III. Consequently, these factors contributed to lower trading volumes in our rates and credit asset classes across most geographies in which we operated.

On June 23, 2016, the U.K. held a referendum regarding continued membership in the European Union (the “EU”). The exit from the EU is commonly referred to as the “Brexit.” The Brexit vote passed by 51.9% to 48.1%. The referendum was non-binding. However, the Prime Minister of the U.K. has indicated that she intends to follow through on the wishes of the voters and that negotiations will commence under Article 50 of the Lisbon Treaty in March 2017 to determine the future terms of the U.K.’s relationship with the EU, including the terms of trade, also known as “passporting rights” between the U.K. and the EU. The effects of the Brexit will depend on any agreements the U.K. makes to retain access to EU markets – including for financial services – either during a transitional period or more permanently.

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

Since the negotiations for completing the Brexit have not yet commenced, could take up to two years once initiated, and might involve subsequent negotiations after two years, we anticipate higher than average global financial market volatility to occur periodically for the foreseeable future, all else equal. Historically, elevated volatility has often led to increased volumes in the Financial Services markets in which we broker, which could be beneficial for our business. However, the outcome of any negotiations between the U.K. and the EU could prove disruptive for our Financial Services business and/or its customers for a period of time.

Regulators in the U.S. have finalized most of the new rules across a range of financial marketplaces, including OTC derivatives, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Many of these rules became effective in prior years, while ongoing phase-ins are anticipated over coming years. We believe that the recent election results in the U.S. make it possible that some of the Dodd-Frank rules may be modified or repealed, which could be a net positive for our Financial Services business and its largest customers. However, there can be no assurance that this will be the case, and we continue to expect the industry to be more heavily regulated than it was prior to the financial crisis of 2008/2009, and we are prepared to operate under a variety of regulatory regimes.

In addition to regulations in the U.S., legislators and regulators in Europe and the Asia-Pacific region have crafted similar rules, some of which have already been implemented, while the vast majority are expected to be implemented in the future.

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

BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, began operating as Swap Execution Facilities (“SEFs”) on October 2, 2013. Both BGC Derivative Markets and GFI Swaps Exchange received permanent registration approval from the Commodity Future Trading Commission (the “CFTC”) as SEFs on January 22, 2016. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products were finalized with implementation periods in 2016 and beyond. We also own ELX, a CFTC-approved designated contract market (“DCM”).

As these rules require authorized execution facilities to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, and because these execution facilities may be supported by a variety of voice and auction-based execution methodologies, we expect our hybrid and fully electronic trading capability to perform strongly in such an environment.

In recent years, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. In addition to our 2015 acquisition of GFI, Tullett Prebon plc (“Tullett”) and ICAP plc (“ICAP”) announced in November 2015 an agreement whereby Tullett would purchase the vast majority of ICAP’s global hybrid/voice broking, as well as portions of its information businesses. Following the completion of their proposed deal in December of 2016, ICAP changed its corporate name to “NEX Group plc” (“NEX”), while Tullett changed its name to “TP ICAP plc.” We expect to continue to compete with the remaining electronic markets, post-trade and information businesses of NEX through the various offerings on our FENICS platform. We will also continue to compete with TP ICAP across various voice/hybrid brokerage marketplaces. There has also been significant consolidation among smaller non-public wholesale brokers, including our acquisitions of R.P. Martin, Heat Energy Group, Remate Lince and Sunrise Brokers Group. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our Financial Services businesses in the future.

Growth Drivers

As a wholesale intermediary, our business is driven primarily by overall industry volumes in the markets in which we broker, the size and productivity of our front-office headcount (including brokers, salespeople, managers and other front-office personnel), regulatory issues, and the percentage of our revenues we are able to generate by fully electronic means.

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

Rates volumes in particular are influenced by market volumes and volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. The ECB and Bank of Japan are among a number of central banks that have cut key interest rates to below zero, while many sovereign bonds continue to trade at negative yields.. The U.K.’s referendum vote to exit the European Union drove historically low yields even lower in 2016 compared with the two prior years, as a subsequent flight to high quality and deeply liquid asset classes ensued. Although the election results in the U.S. resulted in yields rising above long-term lows during the fourth quarter of 2016 in many major markets, rates volumes were tempered for the full year 2016 industry-wide by this continuing period of exceptionally low interest rates. These historically low yields have driven many traditional investor classes to other investible asset classes in search of higher yields.

Also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail the central banks buying government securities or other securities in the open market — particularly longer-dated instruments — in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its quantitative easing program in the fourth quarter of 2014, the U.S. Federal Reserve still had approximately $3.7 trillion worth of long-dated U.S. Treasury and Federal Agency securities as of December 31, 2016, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Additionally, the U.S. Federal Reserve has continued to roll over its existing positions and it is expected to keep its balance sheet at elevated levels for the foreseeable future. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past few years and have indicated that they may continue to do so until economic conditions allow for a tapering or an unwinding of their quantitative easing programs.

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

During the year ended December 31, 2016, industry volumes were generally mixed year-over-year for the OTC and listed products we broker in rates, credit, FX, equities, energy and commodities. Below is an expanded discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. While the amount of global sovereign debt outstanding remains high by historical standards, the level of secondary trading and related hedging activity remained somewhat muted for most of 2016. For example, according to Trax, total European fixed income volumes were down 2% during 2016 as compared with a year earlier. In addition, according to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was flat during 2016 as compared with a year earlier. Additionally, interest rate volumes were up 3% at Eurex, and up 12% for both ICE and the CME Group Inc. (“CME”), all according to Credit Suisse Research. In comparison, our overall rates revenues were approximately flat as compared to a year earlier.

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

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (the “OECD”), which includes almost all of the advanced and developed economies of the world, reported that general government debt as a percentage of GDP is estimated to remain at 73% for the entire OECD in 2018. This would represent a slight increase from 71% in 2015, but up considerably from the 39% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing will continue to negatively impact financial markets, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the current low interest rate environment and continued accommodative monetary policy of many major central banks.

Foreign Exchange Volumes and Volatility

Global FX volumes were generally down during 2016, as the year was impacted by decreased market volatility due to increased uncertainty around global macro events, including upcoming Brexit negotiations. Thus, spot FX at Thomson Reuters was down 10% during the year, overall FX volumes were down 6% for EBS, while FX futures at CME were down 2%. In comparison, our overall FX revenues decreased by 6.6% to $303.3 million, primarily related to the challenging market conditions described above.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. The global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During 2016, primary dealer average daily volume for corporate bonds was up by 4.0% according to Bloomberg and the Federal Reserve Bank of New York, although dealer inventory of such bonds was down 16%. As of December 31, 2016, total gross and net notional credit derivatives outstanding as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were down by 16% and 12%, respectively, from a year earlier. In comparison, our overall credit revenues were up by 7.4% to $291.8 million, while our fully electronic credit revenues were up over 25.8%, driven largely by organic growth, the addition of GFI and conversion of voice/hybrid volumes to electronic.

Energy and Commodities

Energy and commodities volumes were generally up during 2016, driven by the increased volatility exhibited in global oil and other physical commodity prices. Energy and commodities futures average daily volumes during the year were up 7% and 18% year-over-year at ICE and CME, respectively. BGC’s energy and commodities revenues were up 13.6% to $222.9 million. Our commodities revenues increased largely due to the addition of GFI and organic growth.

Equities and Other Asset Classes

Global equity volumes were generally mixed during 2016. According to Credit Suisse Research, the average daily volumes of U.S. and European shares were up 7% and down 10%, respectively. Additionally, equity derivatives average daily volumes were down 1% as compared to 2015. Our overall revenues from equities and other asset classes increased by 1.5% to $175.0 million, due largely to the addition of GFI.

Fully Electronic Trading (FENICS) and Hybrid Trading

Historically, technology-based product growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall company revenues remain consistent. This is largely because fewer employees are needed to process the same volume of trades as trading becomes more automated. Over time, electronification of exchange-traded and OTC markets has also led, on average, to volumes increasing somewhat faster than commissions decline, and thus often to an overall increase in revenues. We have been a pioneer in creating and encouraging hybrid and fully electronic trading, and we continually work with our customers to expand such trading across more asset classes and geographies.

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers that dominate the OTC markets had generally been hesitant in adopting electronically traded products. However, in recent years, hybrid and fully electronic wholesale OTC markets for products, including credit derivative indices, FX options, non-U.S. sovereign bonds, corporate bonds, and interest rate derivatives, have been created as banks and broker-dealers have become more open to electronically traded products and as firms like BGC have invested in the kinds of technology favored by our customers. Recently enacted and pending regulation in Asia, Europe and the U.S. regarding banking, capital markets, and OTC derivatives has accelerated the adoption of fully electronic trading, and we expect to benefit from the rules and regulations surrounding OTC derivatives. Our understanding is that the rules that have been adopted or are being finalized will continue to allow for trading through a variety of means, including voice, and we believe the net impact of these rules and additional bank capital requirements will encourage the growth of fully electronic trading for a number of products we broker. We also believe that new clients, beyond our large bank customer base, will primarily transact electronically across our FENICS platform.

The combination of more market acceptance of hybrid and fully electronic trading and our competitive advantage in terms of technology and experience has contributed to our strong gains in electronically traded products. We continue to invest in hybrid and fully electronic technology broadly across our financial services product categories. FENICS has exhibited significant growth over the past several years, and we believe that this growth has outpaced the financial technology and wholesale brokerage industry as a whole. We expect this trend to continue as we convert more of our voice and hybrid brokerage into fully electronic brokerage across our FENICS platform.

FENICS net revenues, which exclude Trayport, increased by 8.6% to $208.6 million for the year ended December 31, 2016, as compared with $192.0 million for the year ended December 31, 2015. The increase in overall FENICS revenues for the period was primarily driven by the addition of GFI and strong growth from market data, post-trade, and fully electronic credit. We offer electronically traded products on a significant portion of our Financial Services segment’s hundreds of brokerage desks. The revenues, profits, and long-term growth of these products have been significantly higher than those of eSpeed, which we sold in the second quarter of 2013 for over $1.2 billion. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of FENICS to further improve this segment’s profitability and market share.

Real Estate Services:

Our discussion of financial results for “Newmark Grubb Knight Frank,” “NGKF,” or “Real Estate Services” reflects only those businesses owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the NGKF name in their branding or marketing.

Our Real Estate Services segment continued to show solid growth and generated approximately 40.5% of our consolidated revenues for the year ended December 31, 2016. Real Estate brokerage revenues were $858.0 million, up 6.1% year-over-year, which included growth in real estate capital markets of 27.9%, partially offset by decreased leasing and other services revenue of 4.8%. The growth across our capital markets business was driven by strong double-digit organic growth, while the decreases in our leasing and other services business reflected lower market volumes. Our Real Estate management services were up by 5.2%, and overall NGKF revenues improved by 6.0%. Although U.S. industry-wide activity across commercial leasing and capital markets was down by over 10% in the year ended December 31, 2016, according to NGKF Research, we believe that NGKF continued to gain market share.

We continued to invest in the Real Estate Services segment by adding dozens of high profile and talented brokers and other revenue-generating professionals. Historically, newly hired commercial real estate brokers tend to achieve dramatically higher productivity in their second and third years with the Company, although we incur related expenses immediately. This is largely why NGKF’s pre-tax earnings were down for the segment in the year. As our newly-hired brokers increase their production, we expect NGKF’s revenue and earnings growth to improve, thus demonstrating our operating leverage.

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

Products and Services

We are a full-service commercial real estate platform, offering commercial real estate owners, tenants, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and real estate financial services, consulting, valuation, project management and property and facilities management. We provide a broad range of services to real estate owners to help them maximize the value of their investments in real estate and to real estate occupiers to assist them with meeting their corporate objectives and cost savings initiatives related to the real estate they occupy. We generate revenues from commissions on leasing and capital markets real estate transactions, management fees on a contractual and per project basis and consulting fees.

Transaction Services

For the year ended December 31, 2016, we completed more than 16,500 real estate transactions in the U.S. with total deal consideration in excess of $57 billion.

Tenant Representation Leasing. We represent tenants in the office, industrial, retail, data center, healthcare and hospitality sectors. Tenant representation services include space acquisition and disposition, strategic planning, site selection, financial and market analysis, economic incentives analysis, lease negotiations, lease auditing and project management. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, negotiating lease and ownership terms with landlords and reducing real estate costs for clients through analyzing, structuring and negotiating business and economic incentives. Fees are generally earned when a lease is signed and/or the tenant takes occupancy of the space. In many cases, landlords are responsible for paying the fees.

Agency Leasing. We execute marketing and leasing programs on behalf of investors, developers, governments, property companies and other owners of real estate to secure tenants and negotiate leases. Revenue is typically recognized when a lease is signed and/or a tenant occupies the space and is calculated as a percentage of the total revenue that the landlord is expected to derive from the lease over its term. In certain markets revenue is determined on a per square foot basis. As of December 31, 2016, we represent buildings that total 371 million square feet on behalf of owners in the U.S.

Capital Markets. We provide clients with strategic solutions to their real estate capital concerns. We offer a broad range of real estate capital markets services, including investment sales and access to providers of capital. We also provide access to a broad range of other services, including asset sales, sale leasebacks, valuation, mortgage and entity-level financing and due diligence. The transactions we broker involve vacant land, new real estate developments and existing buildings. We specialize in arranging financing for most types of value-added commercial real estate, including land, condominium conversions, subdivisions, office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage and special use. We operate our multifamily investment sales practice through our ARA-branded business. Through our regional teams of mortgage brokers, we offer a broad range of debt alternatives through third party banks, insurance companies and other lenders.

Valuation and Advisory. We also operate a Valuation Appraisal and Advisory business. Headquartered in New York and with offices nationwide, our appraisal team has executed projects of nearly every size and type, from single properties to large portfolios, existing and proposed facilities and mixed-use developments reaching values up to the billions of dollars.

Global Corporate Services

GCS seeks to make businesses more profitable by optimizing real estate, technology and human capital. Through the use of superior technology and dedicated expert consultants, we seek to be the dominant value creator for clients worldwide, fundamentally transforming our industry and raising expectations of what is possible beyond real estate. We provide measurable and sustainable performance improvement for business operations worldwide and connect our clients’ strategy, real estate, human capital and technology under a single point of responsibility. Our full service offerings include global enterprise optimization, asset strategy, transaction management, information management, workplace strategy, technology and operational excellence. GCS represents large, often multi-national, clients. GCS provides comprehensive, beginning-to-end corporate services solutions for clients. We thoroughly assess clients’ business objectives and long-term goals and implement real estate and operational strategies designed to reduce costs and increase flexibility and profitability for clients regarding their real estate needs. We utilize a variety of proprietary advanced technology tools to facilitate the provision of transaction and management services to our clients. For example, our proprietary NGKF VISION tool provides data integration, analysis and reporting, as well as the capability to analyze potential “what if” scenarios to support client decision-making. Our NGKF VISION tool combines the best analytical tools available and allows the client to realize a highly accelerated implementation timeline at a reduced cost. Our proprietary NGKF Analytics solution integrates data from client human resources and enterprise resource planning systems, government taxes, laws, regulations, internet sources and our internal databases to support our professionals in providing information analysis and insight to clients in managing their portfolios. We provide real estate strategic consulting and systems integration services to CFI’s global clients including many Fortune 500 and Forbes Global 2000 companies, owner-occupiers, government agencies, healthcare and higher education clients. We also provide enterprise asset management information consulting and technology solutions which can yield hundreds of millions of dollars in cost-savings for its client base on an annual basis. The relationships developed through the software implementation at corporate clients lead to many opportunities for us to deliver additional services. We also provide consulting services through our GCS business. These services include operations consulting related to financial integration, portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, merger and acquisition integration and industrial consulting. Fees for these services are on a negotiated basis and are often part of a multi-year services agreement. Fees may be contingent on meeting certain financial or savings objectives with incentives for exceeding agreed upon targets.

Technology. GCS has upgraded and improved upon various technologies offered in the Real Estate field combining our technological specialties and our creative core of development within our GCS platform. We believe this technology to be a differentiator in the market and is in the first phase of our plan of continued innovations. This technology is currently being offered, and rolled out, to some of the world’s largest corporations. Delivering best in class technology solutions to occupiers of real estate will allow us an opportunity to add value to our clients and allow us to realize additional revenue growth through other GCS services such as lease administration, facilities management and tenant representation, as well as capital market transactions for owner-occupiers of real estate.

Reoccurring Revenue Streams. Today’s clients are focused on corporate governance, consistency in service delivery, centralization of the real estate function and procurement. Clients are also less focused on transaction based outcomes and more focused on overall results, savings, efficiencies and optimization of their overall business objectives. GCS was specifically designed to meet these objectives. GCS is often hired to solve business problems, not “real estate” problems. GCS provides a unique lens into the corporate real estate (which we refer to as “CRE”) outsourcing industry and offers a unique way to win business. Whether a client currently manages its corporate real estate function in-house (insource) or has engaged an external provider (outsource), GCS drives value by securing accounts that are first generation outsource or by gaining outsourced market share.

GCS provides a recurring revenue stream via entering into multi-year contracts that provide repeatable transaction work, as opposed to one-off engagements in specific markets.

Management Services

Property Management. We provide property management services on a contractual basis for owners and investors in office, industrial and retail properties. Property management services include building operations and maintenance, leasing, vendor and contract negotiation, project oversight and value engineering, labor relations, property inspection/quality control, property accounting and financial reporting, cash flow analysis, financial modeling, lease administration, due diligence and exit strategies. We may provide services through our own employees or through contracts with third-party providers. We focus on maintaining high levels of occupancy and tenant satisfaction while lowering property operating costs. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. Our property management agreements may be terminated by either party with notice generally ranging between 30 to 90 days; however, we have developed long-term relationships with many of these clients and our typical contract has continued for many years.

Facilities Management. We manage a broad range of properties on behalf of users of commercial real estate, including headquarters, facilities and office space, for a broad cross section of companies, including Fortune 500 and Forbes Global 2000 companies. We manage the day-to-day operations and maintenance for urban and suburban commercial properties of most types, including office, industrial, data centers, healthcare, retail, call centers, urban towers, suburban campuses, and landmark buildings. Facilities management services may also include facility audits and reviews, energy management services, janitorial services, mechanical services, bill payment, maintenance, project management, and moving management. While facility management contracts are typically three to five years in duration, they may be terminated on relatively short notice periods.

As of December 31, 2016, we managed nearly 150 million square feet on behalf of owners.

Project Management. We provide a variety of services to tenants and owners of self-occupied spaces. These include conversion management, move management, construction management and strategic occupancy planning services. These services may be provided in connection with a discreet tenant representation lease or on a contractual basis across a corporate client’s portfolio. Fees are generally determined on a negotiated basis and earned when the project is complete.

Lease Administration. We manage leases for our clients for a fee, which is generally on a per lease basis. We also perform lease audits and certain accounting functions related to the leases. This service provides additional insight into a client’s real estate portfolio, which allows us to deliver significant value back to the client through provision of additional services, such as tenant representation, project management and consulting assignments, to minimize leasing and occupancy costs.

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

Economic Growth in the U.S.

The U.S. economy expanded by a seasonally adjusted annualized rate of 1.9% during 2016, which was below the 2.2% growth that had been expected, according to a Bloomberg survey of economists. This growth compares with an increase of 2.6% during 2015. The consensus is for U.S. GDP to expand by 2.3% in both 2017 and 2018, according to the same Bloomberg survey of economists. This moderate pace of growth should help keep interest rates and inflation low by historical standards.

The Bureau of Labor Statistics reported that employers added a monthly average of 148,000 net new payroll jobs during the fourth quarter, which was below the prior year period’s 277,000. U.S. employers added 157,000 jobs in December of 2016, versus the full-year, seasonally adjusted average of 187,000 per month. Despite the return to pre-recession unemployment rates (4.7% as of December 2016), the number of long-term unemployed and the labor force participation rate (the latter of which is near a 38-year low) remain disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended the year at 2.44%, up 17 basis points from the year-earlier date. However, 10-year Treasury yields have remained well below their 50-year average of approximately 6.5%, in large part due to market expectations that the Federal Open Market Committee (“FOMC”) will only moderately raise the federal funds rate over the next few years. Interest rates are also low due to even lower or negative benchmark government interest rates in much of the rest of developed world, which makes U.S. government bonds relatively more attractive.

The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and low interest rates have helped push vacancy rates down for the office, apartment, retail and industrial markets over the current economic expansion, now in its eighth year. Construction activity, though it is ramping up, remains low compared with prior expansion cycles and low relative to demand and absorption, which means that property leasing markets continue to tighten. The exception to this trend is apartments, where construction activity has caught up with demand in some markets and submarkets. Asking rental rates posted moderate gains across all property types during 2016. The following trends drove the commercial real estate market during 2016:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate space across all major sectors;

•	Technology, professional and business services and healthcare continued to power demand for office space, although technology occupiers have turned more cautious, causing a slowdown in some formerly high-flying markets such as San Francisco and Silicon Valley. Oil prices rose sharply in 2016, but Houston and other energy-focused office markets continued to deal with excess vacancies and generous lease concessions. Sublease space across the U.S. leveled off during the fourth quarter and remains low by historic standards;

•	E-commerce and supply-chain optimization pushed 2016 industrial absorption to a third consecutive record, creating tenant and owner-user demand for warehouses and distribution centers;

•	Apartment rents benefited from sustained job growth, and underlying demographic trends towards urban living among two key age groups: millennials and baby boomers; and

•	Continued corporate employment growth, combined with increased leisure travel, generated demand for hotel room-nights.

The economic policies of the incoming Trump administration may well define the playing field for commercial property markets in 2017 and beyond. The administration’s proposed tax cuts and infrastructure spending plans could lift growth, along with leasing activity. Rising inflation and interest rates, a byproduct of faster growth, could deliver a mixed outcome: Rising interest rates could pressure cap rates, but stronger rent growth and sustained investor demand could support property values.

Market Statistics

The U.S commercial property market continues to display strength, despite slowing growth of commercial property prices, as per CoStar. According to Real Capital Analytics (“RCA”), U.S. commercial real estate sales volumes decreased year-over-year for only the second time since 2009. U.S. commercial real estate activity and prices were impacted during the year primarily related to tightening credit conditions, particularly in CMBS, as well as changing capitalization rates. However, spreads of U.S. commercial real estate capitalization rates over 10-year U.S. Treasuries were 454 basis points on average over 2016, well above the pre-recession low of 165 basis points and the trailing 10-year average spread of 407 basis points. If the U.S. economy continues to expand at the moderate pace envisioned by many economists, we would expect this to fuel the continued expansion of demand for commercial real estate. The spread between local 10-year benchmark government bonds and U.S. cap rates was even wider with respect to major countries including Japan, Canada, Germany, the U.K. and France during 2016. This should continue to make U.S. commercial real estate a relatively attractive investment for non-U.S. investors.

According to CoStar’s Value-Weighted U.S. Composite Index, average prices were up by 6.8% year-over-year for the twelve months ended December 31, 2016. During the year, the dollar volume of significant property sales totaled approximately $489 billion in the U.S., down by 11% from the year ago period according to RCA. In comparison, our real estate capital markets revenue increased by 28% year-over-year, primarily due to organic growth.

Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. According to NGKF Research, the combined average vacancy rate for office, industrial, and retail properties ended the year at 7.2%, down from 7.8% a year earlier, marking 27 consecutive quarters of improving average vacancy rates. Rents for all property types in the U.S. continued to improve modestly. According to NGKF Research, leasing activity during the year was down slightly from the year ago period, likely a result of lower corporate earnings in the past several quarters. In comparison, revenues from our leasing and other services business decreased by 4.8%.

REGULATORY ENVIRONMENT

See “Regulation” in Part I, Item 1 of this Annual Report on Form 10-K for information related to our regulatory environment.

LIQUIDITY

See “Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.

HIRING AND ACQUISITIONS

Key drivers of our revenue are front-office producer headcount and average revenue per producer. We believe that our strong technology platform and unique partnership structure have enabled us to use both acquisitions and recruiting to profitably increase our front-office staff at a faster rate than our largest competitors since our formation in 2004.

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

As of December 31, 2016, our front-office headcount was up slightly year-over-year at 3,860 brokers, salespeople, managers and other front-office personnel. For the year ended December 31, 2016, average revenue generated per front-office employee increased by 1% from a year ago to approximately $620 thousand. Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company.

The laws and regulations passed or proposed on both sides of the Atlantic concerning OTC trading seem likely to favor increased use of technology by all market participants, and are likely to accelerate the adoption of both hybrid and fully electronic trading. We believe these developments will favor the larger inter-dealer brokers over smaller, non-public local competitors, as the smaller players generally do not have the financial resources to invest the necessary amounts in technology. We believe this will lead to further consolidation across the wholesale financial brokerage industry, and thus allow us to profitably grow our front-office headcount.

Since 2015, our Financial Services acquisitions have included GFI, Perimeter Markets Inc. (“Perimeter Markets”), Lucera, Sunrise Brokers Group (“Sunrise Brokers”) and Micromega Securities Proprietary Limited (“Micromega Securities”).

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

On November 4, 2016, the Company acquired the 80% of the Lucera business (also known as “LFI Holdings, LLC” or “LFI”) not already owned by the Company. Lucera, a technology infrastructure provider tailored to the financial sector, is a limited liability company headquartered in New York.

On December 15, 2016, we completed the acquisition of the businesses of Sunrise Brokers, an independent financial brokerage with a leading reputation in worldwide equity derivatives. Based in London, and with offices in New York and Hong Kong, Sunrise was voted overall “Number One Equity Products Broker of the Year” by Risk Magazine for the past nine years, and the top broker in “Equity Exotic Derivatives” for 13 years running. Sunrise has approximately 135 brokers, generated approximately $90 million in revenues in 2015, and has grown its revenues and profits for each of the last three years.

On January 4, 2017, we announced that we had entered into an agreement to acquire Besso Insurance Group Limited (“Besso”), an independent Lloyd’s of London insurance broker with a strong reputation across Property, Casualty, Marine, Aviation, Professional and Financial Risks and Reinsurance. Besso generated revenue of approximately £44 million in the financial year ended December 31, 2016. Completion of the transaction occurred on February 28, 2017.

On January 31, 2017, we completed the acquisition of Micromega Securities, which operates in the South African fixed income, rates and foreign exchange markets.

Since 2015, our Real Estate Services acquisitions have included Computerized Facilities Integration (“CFI”), Excess Space, Steffner Commercial Real Estate, CCR, Rudesill-Pera Multifamily, LLC, CRE Group, certain assets of the John Buck Company, LLC and Buck Management Group LLC, Continental Realty, Newmark Grubb Mexico City and Walchle Lear Multifamily Advisors.

On May 20, 2015, we completed the acquisition of CFI, a premier real estate strategic consulting and systems integration firm that services clients that occupy over three billion square feet globally for Fortune 500 companies, owner-occupiers, government agencies, healthcare and higher education clients. CFI provides corporate real estate, facilities management, and enterprise asset management information consulting and technology solutions that yield hundreds of millions of dollars in cost savings for its client base on an annual basis. The acquisition is expected to complement and drive future growth opportunities within NGKF’s management services business and within CFI’s extensive client base.

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

On December 14, 2016, we completed the acquisition of Walchle Lear Multifamily Advisors. The acquired practice, a premier multihousing investment sales brokerage firm based in Jacksonville Beach, Florida, will operate under NGKF’s ARA brand.

On February 8, 2017, we announced that we have completed the acquisition of the assets of Regency Capital Partners, a real estate capital advisory firm regarded for its specialized financing expertise, headquartered in San Francisco.

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

We offer our brokerage services in seven broad product categories: rates, credit, FX, energy & commodities, equities and other asset classes, leasing and other services, and real estate capital markets. The chart below details brokerage revenues by product category and by voice/hybrid versus fully electronic (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Brokerage revenue by product:[1]
Rates	$468,798	$471,239	$412,224
Credit	291,760	271,601	215,582
Foreign exchange	303,310	324,774	224,911
Energy & commodities	222,876	196,190	55,788
Equities and other asset classes	174,985	172,320	110,411
Leasing and other services	513,812	539,727	417,777
Real estate capital markets	344,167	269,151	125,170

Total brokerage revenues	$2,319,708	$2,245,002	$1,561,863

Brokerage revenue by product (percentage):
Rates	20.2%	21.0%	26.4%
Credit	12.6	12.1	13.8
Foreign exchange	13.1	14.5	14.4
Energy & commodities	9.6	8.7	3.6
Equities and other asset classes	7.5	7.7	7.1
Leasing and other services	22.2	24.0	26.7
Real estate capital markets	14.8	12.0	8.0

Total brokerage revenues	100.0%	100.0%	100.0%

Brokerage revenue by type:
Real estate	$857,979	$808,878	$542,947
Financial Services voice/hybrid	1,307,406	1,287,826	929,394
Financial Services fully electronic	154,323	148,298	89,522

Total brokerage revenues	$2,319,708	$2,245,002	$1,561,863

Brokerage revenue by type (percentage):
Real estate	37.0%	36.0%	34.8%
Financial Services voice/hybrid	56.3	57.4	59.5
Financial Services fully electronic	6.7	6.6	5.7

Total brokerage revenues	100.0%	100.0%	100.0%

[1]	Reclassifications of revenues across product categories may be reflected retroactively.

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

Data, software and post-trade

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

Interest Income

We generate interest income primarily from the investment of our daily cash balances, interest earned on securities owned and reverse repurchase agreements. These investments and transactions are generally short-term in nature. We also earn interest income from employee loans, and we earn dividend income on certain marketable securities.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, the Company recognizes an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grants of exchangeability to limited partnership units and FPUs” in our consolidated statements of operations.

We have also awarded Preferred Units. Each quarter, the net profits of BGC Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”), which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into our Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in our fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Allocations of net income and grants of exchangeability to limited partnership units and FPUs” in our consolidated statements of operations.

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

Other Income (Losses), Net

Gain on Divestiture and Sale of Investments

On December 11, 2015, we completed the sale of the Trayport Business to ICE. The gain from this transaction is included in “Gain on divestiture and sale of investments,” in our consolidated statements of operations for the year ended December 31, 2015.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control.

Other Income

Other income is comprised of the gains associated with the earn-out shares related to the Nasdaq transaction and the movements related to the mark-to-market and/or hedges on marketable securities that are classified as trading securities.

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

FINANCIAL HIGHLIGHTS

For the year ended December 31, 2016, we had income (loss) from operations before income taxes of $188.3 million compared to income (loss) from operations before income taxes of $380.6 million in the year earlier period. Excluding the $391 million gain we recorded with respect to our Trayport sale in the year ended December 31, 2015, our net income for fully diluted shares improved for the full year 2016. Our strong results were led by business integration synergies, the improving profitability of our high-margin fully electronic FENICS business, and the highest-ever revenues generated by Newmark Grubb Knight Frank’s real estate capital markets business. Our results include those of GFI beginning on February 27, 2015. Total revenues for the year ended December 31, 2016 increased approximately $32.2 million to $2,612.6 million. This is despite the December 2015 sale of Trayport, which generated $58.6 million of net revenues in 2015. The Company also reduced the number of less productive brokers and salespeople in Financial Services by approximately 120 year-over-year, reducing revenues but increasing profitability. Total expenses decreased approximately $187.4 million to $2,532.5 million, due to a $77.7 million decrease in non-compensation expenses, as well as a $109.7 million decrease in compensation expenses. We expect our revenues and earnings to grow over time as we continue to invest our $756.9 million of liquidity and to reap the benefits from our recent acquisitions and front-office hires.

We expect to increase productivity per broker and to continue converting voice and hybrid broking to higher margin fully electronic trading, all of which should lead to increased revenues and profitability. By freeing up capital set aside for regulatory and clearing purposes in connection with the GFI integration, we will also be able to use our balance sheet more efficiently.

Our Real Estate Services business’ overall revenues grew by approximately 6.0%. This improvement was led by an almost entirely organic 27.9% increase in revenues from real estate capital markets brokerage. According to Real Capital Analytics, industry-wide U.S. investment sales declined by 11%. We therefore continued to grow faster than the overall market. As we make accretive acquisitions and profitable hires, we expect to sustain our outperformance.

We believe that BGC’s assets and businesses are worth considerably more than what is reflected in our current share price. Based on recent equity multiples, we think that the market is undervaluing both NGKF and FENICS. We also believe that our stock price does not accurately reflect the more than $750 million of additional Nasdaq shares (based on the February 8, 2017 closing price) we anticipate receiving over time, which are not reflected on our balance sheet. We also expect our earnings to continue to grow as we increase the profitability of GFI, add revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2016		2015		2014
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$1,994,227	76.3%	$1,931,860	74.9%	$1,307,912	73.1%
Principal transactions	325,481	12.5	313,142	12.1	253,951	14.2

Total brokerage revenues	2,319,708	88.8	2,245,002	87.0	1,561,863	87.3
Real estate management services	196,801	7.5	187,118	7.3	163,227	9.1
Fees from related parties	24,200	0.9	25,348	1.0	28,379	1.6
Data, software and post-trade	54,309	2.1	102,371	4.0	11,565	0.6
Interest income	12,271	0.5	10,643	0.4	7,313	0.4
Other revenues	5,334	0.2	9,957	0.3	17,232	1.0

Total revenues	2,612,623	100.0	2,580,439	100.0	1,789,579	100.0
Expenses:
Compensation and employee benefits	1,653,613	63.3	1,696,622	65.7	1,124,516	62.9
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	192,934	7.4	259,639	10.1	136,633	7.6

Total compensation and employee benefits	1,846,547	70.7	1,956,261	75.8	1,261,149	70.5
Occupancy and equipment	199,848	7.6	218,026	8.4	154,854	8.7
Fees to related parties	23,864	0.9	18,755	0.7	12,623	0.7
Professional and consulting fees	60,920	2.3	66,382	2.6	52,598	2.9
Communications	124,080	4.7	120,427	4.7	83,184	4.6
Selling and promotion	97,852	3.7	97,437	3.8	72,032	4.0
Commissions and floor brokerage	37,913	1.5	35,094	1.4	19,349	1.1
Interest expense	57,637	2.2	69,359	2.7	37,945	2.1
Other expenses	83,868	3.3	138,199	5.3	151,065	8.5

Total expenses	2,532,529	96.9	2,719,940	105.4	1,844,799	103.1

Other income (losses), net:
Gain (loss) on divestiture and sale of investments	7,044	0.3	394,347	15.3	—	—
Gains (losses) on equity method investments	3,543	0.1	2,597	0.1	(7,969)	(0.5)
Other income (loss)	97,579	3.7	123,168	4.8	49,427	2.8

Total other income (losses), net	108,166	4.1	520,112	20.2	41,458	2.3

Income (loss) from operations before income taxes	188,260	7.2	380,611	14.8	(13,762)	(0.8)
Provision (benefit) for income taxes	60,252	2.3	120,496	4.7	651	0.0

Consolidated net income (loss)	128,008	4.9	260,115	10.1	(14,413)	(0.8)
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	25,531	1.0	138,797	5.4	(11,363)	(0.6)

Net income (loss) available to common stockholders	$102,477	3.9%	$121,318	4.7%	$(3,050)	(0.2)%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Brokerage Revenues

Total brokerage revenues increased by $74.7 million, or 3.3%, to $2,319.7 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Commission revenues increased by $62.4 million, or 3.2%, to $1,994.2 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Principal transactions revenues increased by $12.3 million, or 3.9%, to $325.5 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

The increase in brokerage revenues was primarily driven by increases in revenues from real estate capital markets brokerage, energy & commodities, credit and equities and other, partially offset by lower revenues in leasing and other services, foreign exchange and rates.

Our rates revenues decreased by $2.4 million, or 0.5%, to $468.8 million in the year ended December 31, 2016. The decrease in rates revenues was primarily due to industry-wide declines in wholesale market activity.

Our credit revenues increased by $20.2 million, or 7.4%, to $291.8 million in the year ended December 31, 2016. This increase was mainly due to expansion of the business into new sectors and an uptick in fully electronic credit brokerage.

Our FX revenues decreased by $21.5 million, or 6.6%, to $303.3 million for the year ended December 31, 2016. This decrease was primarily driven by lower global volumes.

Our brokerage revenues from energy and commodities increased by $26.7 million, or 13.6%, to $222.9 million for the year ended December 31, 2016. This increase was primarily driven by our acquisition of GFI.

Our brokerage revenues from equities and other asset classes increased by $2.7 million, or 1.5%, to $175.0 million for the year ended December 31, 2016. This increase was primarily driven by our acquisition of GFI.

Leasing and other services revenues decreased by $25.9 million, or 4.8%, to $513.8 million for the year ended December 31, 2016 as compared to the prior year period. This decrease was primarily driven by lower volumes. According to NGKF Research, leasing activity during 2016 was down by more than 5% relative to prior year.

Real estate capital markets revenues increased by $75.0 million, or 27.9%, to $344.2 million for the year ended December 31, 2016 as compared to the prior year period. This increase was primarily driven by organic growth as recent new hires increased their productivity and came despite lower industry volumes.

Real Estate Management Services

Real estate management services revenue increased by $9.7 million, or 5.2%, to $196.8 million for the year ended December 31, 2016 primarily due to organic growth.

Fees from Related Parties

Fees from related parties decreased by $1.1 million, or 4.5%, to $24.2 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Data, Software and Post-Trade

Data, software and post-trade revenues decreased by $48.1 million, or 46.9%, to $54.3 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease was primarily driven by the sale of Trayport, which generated $58.6 million of net revenues in 2015.

Interest Income

Interest income increased by $1.6 million, or 15.3%, to $12.3 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily due to an increase in interest income from employee loans.

Other Revenues

Other revenues decreased by $4.6 million, or 46.4%, to $5.3 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease was primarily due to decreases in dividends on investments and miscellaneous recoveries.

Expenses

Compensation and Employee Benefits

                Compensation and employee benefits expense decreased by $43.0 million, or 2.5%, to $1,653.6 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The main drivers of this decrease were cost savings associated with the GFI synergies.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocations of net income and grant of exchangeability to limited partnership units and FPUs decreased by $66.7 million, or 25.7%, to $192.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was primarily driven by a decrease in exchangeability charges partially offset by an increase in allocation of net income to limited partnership units during the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Occupancy and Equipment

Occupancy and equipment expense decreased by $18.2 million, or 8.3%, to $199.8 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was primarily driven by a decrease in fixed asset impairment charges resulting from the synergies associated with the integration of GFI in 2015.

Fees to Related Parties

Fees to related parties increased by $5.1 million, or 27.2%, to $23.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).

Professional and Consulting Fees

Professional and consulting fees decreased by $5.5 million, or 8.2%, to $60.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. In the year earlier period, there were increased expenses in this category with respect to the GFI and Trayport transactions.

Communications

Communications expense increased by $3.7 million, or 3.0%, to $124.1 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $0.4 million, or 0.4%, to $97.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $2.8 million, or 8.0%, to $37.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This line item tends to move in line with Financial Services brokerage revenues.

Interest Expense

Interest expense decreased by $11.7 million, or 16.9%, to $57.6 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease was primarily driven by lower interest rates on the 8.375% Senior Notes due to the improved credit rating following the BGC Guarantee, as well as a decrease in interest expense due to the maturity of 4.50% Convertible Senior Notes, partially offset by the interest expense on the 5.125% Senior Notes issued on May 27, 2016.

Other Expenses

Other expenses decreased by $54.3 million, or 39.3%, to $83.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily related to commitments during the year ended December 31, 2015 to make charitable contributions.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had a gain on divestiture of $7.0 million in the year ended December 31, 2016, as a result of the sale of investments. For the year ended December 31, 2015, there was a gain on divestiture of $394.3 million primarily related to the disposition of the Trayport business, which was completed on December 11, 2015.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $0.9 million, or 36.4%, to a gain of $3.5 million, for the year ended December 31, 2016 as compared to a gain of $2.6 million for the year ended December 31, 2015. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $25.6 million, or 20.8%, to $97.6 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The $25.6 million year-over-year decrease was primarily due to the $29.0 million gain recorded in 2015 on the GFI shares owned by us prior to the completion of the tender offer, the mark-to-market on ICE shares ($6.8 million in 2016 compared to $16.3 million in 2015), and other acquisition related adjustments partially offset by $18.3 million related to an adjustment of future earn-out payments that will no longer be required and the Nasdaq transaction earn-out and the related mark-to-market and/or hedging ($78.7 million in 2016 compared to $68.0 million in 2015).

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased by $60.2 million, or 50.0%, to $60.3 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was primarily driven by a decrease in pre-tax earnings as a result of the gain recognized on the Trayport Transaction for the year ended December 31, 2015. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $113.3 million, or 81.6%, to $25.5 million, for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Brokerage Revenues

Total brokerage revenues increased by $683.1 million, or 43.7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Commission revenues increased by $623.9 million, or 47.7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Principal transactions revenues increased by $59.2 million, or 23.3%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

The increase in brokerage revenues was primarily driven by the addition of GFI, the ongoing success of NGKF, our Real Estate Services segment and the continued strong double digit growth of our high margin FENICS fully electronic businesses.

The increase in rates revenues of $59.0 million was primarily due to the acquisition of GFI.

Our fully electronic credit revenues increased by $29.9 million as compared to the year ended December 31, 2014, and our overall credit revenues increased by 26.0% to $271.6 million in the year ended December 31, 2015. This increase was mainly due to our acquisition of GFI.

Our FX revenues were up by 44.4% to $324.8 million for the year ended December 31, 2015. This increase was primarily driven by growth across our voice, hybrid, and fully electronic desks most notably in our e-brokered foreign exchange spot and derivative products. Our acquisitions of GFI and R.P. Martin also contributed to the increase.

Our brokerage revenues from energy and commodities increased $140.4 million, or 251.7%, to $196.2 million for the year ended December 31, 2015. This increase was primarily driven by our acquisition of GFI and organic growth.

Our brokerage revenues from equities and other asset classes increased $61.9 million, or 56.1%, to $172.3 million for the year ended December 31, 2015. This increase was primarily driven by our acquisition of GFI.

Leasing and other services revenues increased by $122.0 million, or 29.2%, to $539.7 million for the year ended December 31, 2015 as compared to the prior year period. This increase was primarily driven by strong commercial real estate market fundamentals.

Real estate capital markets revenues increased by $144.0 million, or 115.0%, to $269.2 million for the year ended December 31, 2015 as compared to the prior year period. This increase was primarily driven by the acquisition of ARA.

Real Estate Management Services

                Real estate management services revenue increased $23.9 million, or 14.6%, for the year ended December 31, 2015. This increase was primarily driven by our acquisition of CFI.

Fees from Related Parties

Fees from related parties decreased by $3.0 million, or 10.7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $90.8 million, or 785.2%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily driven by our acquisition of GFI.

Interest Income

Interest income increased by $3.3 million, or 45.5%, to $10.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Other Revenues

Other revenues decreased by $7.3 million, or 42.2%, to $10.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease was primarily due to a settlement related to litigation received during the year ended December 31, 2014.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $572.1 million, or 50.9%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The main driver of this increase was the increased level of brokerage revenues particularly related to the GFI acquisition and the growth in our Real Estate Services business, as well as a reserve taken against employee loans.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

The Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $123.0 million, or 90.0%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily driven by an increase in charges related to grants of exchangeability to limited partnership units during the year as compared to the year ended December 31, 2014.

Occupancy and Equipment

Occupancy and equipment expense increased $63.2 million, 40.8%, to $218.0 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014. This increase was primarily driven by the acquisition of GFI and the acquisitions of Cornish & Carey and ARA in our Real Estate Services segment.

Fees to Related Parties

Fees to related parties increased by $6.1 million, or 48.6%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $13.8 million, or 26.2%, to $66.4 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily driven by the acquisition of GFI.

Communications

Communications expense increased by $37.2 million, or 44.8%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily driven by the acquisition of GFI. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $25.4 million, or 35.3%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily due to the acquisition of GFI.

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

Other Expenses

Other expenses decreased by $12.9 million, or 8.5%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily related to a decrease in litigation settlements, partially offset by an increase in commitments to make charitable contributions.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

The gain (loss) on divestiture and sale of investments is primarily related to the disposition of the Trayport business, which was completed on December 11, 2015.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $10.6 million, to a gain of $2.6 million, for the year ended December 31, 2015 as compared to a loss of $8.0 million for the year ended December 31, 2014. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) increased $73.7 million, or 149.2%, to $123.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily driven by the recognition of the NASDAQ transaction earn-out and the related mark-to-market movements and/or hedging associated with the NASDAQ and ICE shares as well as a $29.0 million gain with respect to appreciation on the 17.1 million shares of GFI common stock held by the Company prior to the successful completion of our tender offer.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased $119.8 million to $120.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily driven by the increase in pretax earnings. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $150.2 million, to $138.8 million, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was due to the increase in allocation of net income to Cantor units in the year ended December 31, 2015. Also contributing to this increase was the allocation of GFI income to noncontrolling interests.

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

Year ended December 31, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$1,523,235	$1,058,322	$31,066	$2,612,623
Total expenses	1,275,397	931,939	325,193	2,532,529
Total other income (losses), net	78,701	—	29,465	108,166

Income (loss) from operations before income taxes	$326,539	$126,383	$(264,662)	$188,260

Year ended December 31, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$1,548,159	$998,450	$33,830	$2,580,439
Total expenses	1,331,309	868,664	519,967	2,719,940
Total other income (losses), net	68,033	—	452,079	520,112

Income (loss) from operations before income taxes	$284,883	$129,786	$(34,058)	$380,611

Year ended December 31, 2014 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$1,046,431	$708,793	$34,355	$1,789,579
Total expenses	877,149	639,657	327,993	1,844,799
Total other income (losses), net	52,769	—	(11,311)	41,458

Income (loss) from operations before income taxes	$222,051	$69,136	$(304,949)	$(13,762)

Segment Results for the Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

•	Revenues for Financial Services decreased approximately $24.9 million, or 1.6%, to $1,523.2 million for the year ended December 31, 2016 from $1,548.2 million for the year ended December 31, 2015. The decrease was primarily due to lower data, software and post-trade revenues due to the sale of Trayport as well as lower volumes across global foreign exchange markets, partially offset by the addition of GFI, as well as strong growth from fully electronic credit brokerage and the data, software and post-trade businesses. Additionally, the Company reduced the number of less productive brokers and salespeople in Financial Services by approximately 120 as compared to last year, reducing revenues but increasing profitability.

•	Revenues for Real Estate Services increased approximately $59.9 million, or 6.0%, to $1,058.3 million for the year ended December 31, 2016 from $998.5 million for the year ended December 31, 2015, led by an almost entirely organic 27.9% increase in revenue from high margin real estate capital markets brokerage as recent new hires increased their productivity. The increase in revenues for our Real Estate Services segment was primarily due to organic growth, new hires and acquisitions.

Expenses

•	Total expenses for Financial Services decreased approximately $55.9 million, or 4.2%, to $1,275.4 million for the year ended December 31, 2016 from $1,331.3 million for the year ended December 31, 2015. The decrease in expenses for our Financial Services segment was primarily due to continued cost savings related to GFI synergies, as well as lower compensation expense resulting from lower brokerage revenues.

•	Total expenses for Real Estate Services increased approximately $63.3 million, or 7.3%, to $931.9 million for the year ended December 31, 2016 from $868.7 million for the year ended December 31, 2015. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with acquisitions and new hires.

•	Total expenses for the Corporate Items category decreased approximately $194.8 million, or 37.5%, to $325.2 million for the year ended December 31, 2016 from $520.0 million for the year ended December 31, 2015. This was primarily due to higher exchangeability charges a reserve related to commitment to make charitable contributions and charges related to amortization of intangibles and impairment charges in the year ended December 31, 2015.

Other income (losses), net

•	Other income (losses), net, for Financial Services increased approximately $10.7 million, or 15.7%, to a gain of $78.7 million for the year ended December 31, 2016 from a gain of $68.0 million for the year ended December 31, 2015. The increase in other income (losses), net, for our Financial Services segment was primarily due to the recognition of the earn-out on the Nasdaq transaction and the mark-to-market movements and/or hedging on the Nasdaq earn-out shares.

•	Other income (losses), net, for the Corporate Items category decreased approximately $422.6 million, or 93.5%, to a gain of $29.5 million for the year ended December 31, 2016 from a gain of $452.1 million for the year ended December 31, 2015. The other income (losses), net for the Corporate Items category for the year ended December 31, 2015 was primarily due to the disposition of the Trayport business, which was completed on December 11, 2015.

Income (loss) from operations before income taxes

•	Income (loss) from operations before income taxes for Financial Services increased approximately $41.6 million, or 14.6%, to $326.5 million for the year ended December 31, 2016 from $284.9 million for the year ended December 31, 2015. The increase in income (loss) from operations before income taxes is primarily due to cost synergies from the GFI acquisition and growth in Fenics.

•	Income (loss) from operations before income taxes for Real Estate Services decreased $3.4 million, or 2.6%, to $126.4 million for the year ended December 31, 2016 from $129.8 million for the year ended December 31, 2015, largely due to costs associated with investments in the business.

Segment Results for the Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

•	Revenues for Financial Services increased approximately $501.7 million, or 47.9%, to $1,548.2 million for year ended December 31, 2015 from $1,046.4 million for the year ended December 31, 2014. The increase in revenues for our Financial Services segment was primarily due to an increase in brokerage revenues in energy and commodities, foreign exchange, rates and credit, as well as an increase in equities and other asset classes, and an increase in data, software and post-trade primarily driven by the acquisitions of GFI and R.P. Martin, as well as by organic growth from our desks in foreign exchange, energy and commodities.

•	Revenues for Real Estate Services increased approximately $289.7 million, or 40.9%, to $998.5 million for the year ended December 31, 2015 from $708.8 million for the year ended December 31, 2014. The increase in revenues for our Real Estate Services segment was primarily due to the acquisitions of Cornish & Carey and ARA, and an increase in broker productivity along with favorable industry trends in sales and leasing for the U.S. commercial real estate market.

Expenses

•	Total expenses for Financial Services increased approximately $454.2 million, or 51.8%, to $1,331.3 million for the year ended December 31, 2015 from $877.1 million for the year ended December 31, 2014. The increase in expenses for our Financial Services Segment was primarily due to the acquisition of GFI and R.P. Martin.

•	Total expenses for Real Estate Services increased approximately $229.0 million, or 35.8%, to $868.7 million for the year ended December 31, 2015 from $639.7 million for the year ended December 31, 2014. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with acquisitions.

•	Total expenses for the Corporate Items category increased approximately $192.0 million, or 58.5%, to $520.0 million for the year ended December 31, 2015 from $328.0 million for the year ended December 31, 2014. The increase in expenses for Corporate Items was primarily due to increases in charges related to grants of exchangeability to limited partnership units during the year as compared to the year ended December 31, 2014 as well as a reserve on employee loans and a commitment to make charitable contributions.

Other income (losses), net

•	Other income (losses), net, for Financial Services increased approximately $15.3 million, or 28.9% to a gain of $68.0 million for the year ended December 31, 2015 from a gain of $52.8 million for the year ended December 31, 2014. The increase in other income (losses), net, for our Financial Services segment was primarily due to the earn-out portion and the related mark-to-market movements and/or hedging of the NASDAQ transaction consideration.

•	Other income (losses), net, for the Corporate Items category increased approximately $463.4 million to a gain of $452.1 million for the year ended December 31, 2015 from a loss of $11.3 million for the year ended December 31, 2014. The increase in other income (losses), net, for the Corporate Items category was primarily due to the disposition of the Trayport business, which was completed on December 11, 2015.

Income from operations before income taxes

•	Income from operations before income taxes for Financial Services increased approximately $62.8 million, or 28.3%, to $284.9 million for the year ended December 31, 2015 from $222.1 million for the year ended December 31, 2014. The increase in income from operations before income taxes for our Financial Services segment was primarily due to our acquisition of GFI.

•	Income from operations before income taxes for Real Estate Services increased $60.7 million, or 87.7%, to $129.8 million for the year ended December 31, 2015 from $69.1 million for the year ended December 31, 2014. The increase in income from operations before income taxes for our Real Estate Services segment was due to our acquisitions of Cornish & Carey, ARA, CFI and Excess Space.

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

	December 31, 2016	September 30, 2016[1,2]	June 30, 2016[1]	March 31, 2016[1]	December 31, 2015[1,3]	September 30, 2015[1,2]	June 30, 2015[1]	March 31, 2015[1,4]
Revenues:
Commissions	$524,287	$496,265	$498,588	$475,087	$507,503	$521,264	$487,810	$415,283
Principal transactions	70,262	76,332	86,448	92,439	74,184	73,841	95,349	69,768
Real estate management services	55,841	49,373	45,529	46,058	51,121	48,867	46,528	40,602
Fees from related parties	6,139	6,126	4,865	7,070	6,038	6,609	6,095	6,606
Data, software and post-trade	12,949	13,266	14,160	13,934	30,505	30,388	28,862	12,616
Interest income	3,316	2,793	3,778	2,384	4,390	1,387	3,161	1,705
Other revenues	454	796	402	3,682	1,183	4,203	2,495	2,076

Total revenues	673,248	644,951	653,770	640,654	674,924	686,559	670,300	548,656
Expenses:
Compensation and employee benefits	405,997	417,077	420,264	410,275	479,119	436,732	432,820	347,951
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	60,264	58,771	40,975	32,924	145,718	50,667	26,200	37,054

Total compensation and employee benefits	466,261	475,848	461,239	443,199	624,837	487,399	459,020	385,005
Occupancy and equipment	49,149	48,041	50,963	51,695	56,693	52,854	64,154	44,325
Fees to related parties	8,714	5,183	3,642	6,325	4,653	5,031	4,320	4,751
Professional and consulting fees	15,230	15,636	14,336	15,718	12,234	15,364	15,359	23,425
Communications	30,301	31,200	31,281	31,298	30,909	31,837	32,307	25,374
Selling and promotion	24,022	22,626	25,546	25,658	26,647	23,430	26,777	20,583
Commissions and floor brokerage	10,280	8,493	10,097	9,043	9,478	8,865	10,473	6,278
Interest expense	14,172	15,383	14,624	13,458	18,074	16,944	18,439	15,902
Other expenses	17,594	19,720	23,713	22,841	63,075	26,849	27,194	21,081

Total expenses	635,723	642,130	635,441	619,235	846,600	668,573	658,043	546,724
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	7,044	—	—	390,951	2,717	894	(215)
Gains (losses) on equity method investments	996	796	863	888	(687)	1,291	936	1,057
Other income (loss)	(1,169)	91,653	10,012	(2,917)	30,909	59,728	1,331	31,200

Total other income (losses), net	(173)	99,493	10,875	(2,029)	421,173	63,736	3,161	32,042

Income (loss) from operations before income taxes	37,352	102,314	29,204	19,390	249,497	81,722	15,418	33,974
Provision (benefit) for income taxes	14,601	30,263	10,548	4,840	79,441	28,737	2,272	10,046

Consolidated net income (loss)	22,751	72,051	18,656	14,550	170,056	52,985	13,146	23,928
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	6,671	12,626	4,189	2,045	106,650	15,694	5,060	11,393

Net income (loss) available to common stockholders	$16,080	$59,425	$14,467	$12,505	$63,406	$37,291	$8,086	$12,535

[1]	Financial results have been retrospectively adjusted to include the financial results of Lucera. See “Lucera Acquisition” herein for a summary of the impact on the Company’s quarterly and annual results of operations.
[2]	Amounts include the gains related to the earn-out associated with the Nasdaq transaction recorded in Other income (loss).
[3]	Amounts include gains related to the Company’s sale of all of the equity interests in the entities that made up the Trayport business to ICE on December 11, 2015.
[4]	Amounts include the recognition of the cumulative realized gain of $29.0 million on the 17.1 million shares of GFI common stock owned by us prior to the tender offer.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Brokerage revenue by product:
Rates	$116,117	$112,384	$120,678	$119,619	$108,060	$113,630	$126,798	$122,751
Credit	62,294	67,221	77,330	84,915	63,399	67,515	73,814	66,873
Foreign exchange	70,816	73,191	76,835	82,468	75,167	87,999	85,976	75,632
Energy and commodities	54,111	47,061	57,306	64,398	57,061	54,879	54,843	29,407
Equities and other asset classes	41,950	39,076	45,593	48,366	42,594	46,314	50,329	33,083
Leasing and other services	144,521	139,109	124,555	105,627	162,263	143,680	130,221	103,563
Real estate capital markets	104,740	94,555	82,739	62,133	73,143	81,088	61,178	53,742

Total brokerage revenues	594,549	$572,597	$585,036	$567,526	$581,687	$595,105	$583,159	$485,051

Brokerage revenue by product (percentage):
Rates	19.5%	19.6%	20.6%	21.1%	18.6%	19.1%	21.7%	25.3%
Credit	10.5	11.7	13.2	15.0	10.9	11.4	12.7	13.8
Foreign exchange	11.9	12.8	13.1	14.5	12.9	14.8	14.7	15.6
Energy and commodities	9.1	8.2	9.8	11.3	9.8	9.2	9.4	6.1
Equities and other asset classes	7.1	6.9	7.9	8.5	7.3	7.8	8.7	6.8
Leasing and other services	24.3	24.3	21.3	18.6	27.9	24.1	22.3	21.3
Real estate capital markets	17.6	16.5	14.1	11.0	12.6	13.6	10.5	11.1

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Brokerage revenue by type:
Real Estate	$249,261	$233,664	$207,294	$167,760	$235,406	$224,768	$191,399	$157,305
Financial Services voice/hybrid	310,313	303,364	336,658	357,071	312,076	332,430	350,944	292,377
Financial Services fully electronic	34,975	35,569	41,084	42,695	34,205	37,907	40,816	35,369

Total brokerage revenues	$594,549	$572,597	$585,036	$567,526	$581,687	$595,105	$583,159	$485,051

Brokerage revenue by type (percentage):
Real Estate	41.9%	40.8%	35.4%	29.6%	40.5%	37.8%	32.8%	32.4%
Financial Services voice/hybrid	52.2	53.0	57.5	62.9	53.6	55.8	60.2	60.3
Financial Services fully electronic	5.9	6.2	7.1	7.5	5.9	6.4	7.0	7.3

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, securities owned, marketable securities, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at December 31, 2016 were $3.5 billion, a decrease of 11.8% as compared to December 31, 2015. The decrease in total assets was driven primarily by decreases in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, as well as decreases in marketable securities. We maintain a significant portion of our assets in cash and marketable securities, with our liquidity (which we define as cash and cash equivalents, reverse repurchase agreements, marketable securities and securities owned) at December 31, 2016 of $756.9 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our securities owned increased to $35.4 million at December 31, 2016, compared to $32.4 million at December 31, 2015. Our marketable securities decreased to $164.8 million at December 31, 2016, compared to $650.4 million at December 31, 2015, primarily as the result of the sale of ICE shares; the sale of ICE shares did not impact our overall liquidity.

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short-term borrowing rate then in effect, plus 1%. There were no borrowings outstanding under the facility as of December 31, 2016.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2016, Cantor facilitated reverse repurchase agreements on our behalf, and consequently we had $54.7 million of reverse repurchase agreements outstanding with Cantor.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2016, we had no investments in the program.

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

On June 28, 2013, upon completion of the Nasdaq transaction, we received cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing. As a result of the earn-out, we expect to receive over $750 million in additional Nasdaq stock over time (stock value based on the February 8, 2017 closing price), which is not reflected on our balance sheet.

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement (the “Merger Agreement”), dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The Back-End Mergers allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates now own 100% of the outstanding shares of GFI’s common stock. In total, approximately 23.5 million shares of our Class A common stock and $89.9 million in cash were issued or paid with respect to the closing of the Back-End Mergers, inclusive of adjustments (we still expect to pay a total of $111.2 million in connection to the Back-End Mergers).

As of December 31, 2016, our liquidity, which we define as cash and cash equivalents, reverse repurchase agreements, marketable securities and securities owned, was approximately $756.9 million. This does not include the over $750 million in additional Nasdaq stock (stock value based on the February 8, 2017 closing price) that we expect to receive over time. We expect to use our considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of BGC, all while maintaining or improving our investment grade rating.

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

In connection with the offering of the 4.50% Convertible Notes, we entered into capped call transactions, which were expected to reduce the potential dilution of our Class A common stock upon any conversion of 4.50% Convertible Notes in the event that the market value per share of our Class A common stock, as measured under the terms of the capped call transactions, was greater than the strike price of the capped call transactions. The capped call transactions expired unexercised on July 13, 2016.The expiration of the capped call transactions had no financial statement impact.

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

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). The carrying value of these notes as of December 31, 2016 was $247.0 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were previously subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave us the ability to control the timing and process with respect to a full merger, which as discussed in Note 1—“Organization and Basis of Presentation” to our consolidated financial statements, was completed on January 12, 2016. Also on July 10, 2015, we guaranteed the obligations of GFI under these 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of the 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. On November 4, 2015, GFI, BGC and the Trustee entered into the First Supplemental Indenture supplementing the Indenture and incorporating BGC’s guarantee of the Notes (the “First Supplemental Indenture”). On January 13, 2016, Moody’s Investors Service further upgraded the credit rating on the 8.375% Senior Notes, eliminating the penalty interest.

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

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). The 5.125% Senior Notes are general senior unsecured obligations of the Company. These 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture). If a “Change of Control Triggering Event” (as defined in the indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15 million of such senior notes and still holds such notes as of December 31, 2016. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of December 31, 2016, the Company had $16.2 million outstanding related to this secured loan arrangement, which includes $0.2 million of deferred financing costs. The value of the fixed assets pledged as of December 31, 2016 was $3.6 million.

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

On February 25, 2016, we entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of our domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. The maturity date of the facility is February 25, 2018. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on our debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Contemporaneously with the closing of this credit agreement, the $25.0 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. was terminated. As of December 31, 2016, there were no borrowings outstanding under either this $150.0 million facility or the terminated $25.0 million facility.

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

LIQUIDITY ANALYSIS

We consider our liquidity to be comprised of the sum of Cash and cash equivalents, Reverse repurchase agreements, and Marketable securities, which have not been financed, and Securities owned. The discussion below describes the key components of our liquidity analysis, including earnings, dividends and distributions, net investing and funding activities, including repurchases and redemptions of Class A common stock and partnership units, security settlements, changes in securities held and marketable securities, and changes in our working capital.

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

Changes in Reverse repurchase agreements, Securities owned and Marketable securities may result from additional cash investments or sales, which will be offset by a corresponding change in Cash and cash equivalents and accordingly will not result in a change in our liquidity. Conversely, changes in the market value of such securities and the receipt of the Nasdaq earn-out in the form of additional Nasdaq shares are reflected in our earnings or other comprehensive income (loss) and will result in changes in our liquidity.

As of December 31, 2016, the Company had $502.0 million of Cash and cash equivalents, and included in this amount was $281.2 million of Cash and cash equivalents held by foreign subsidiaries. With the exception of the cash proceeds from the sale of Trayport, it is our intention to permanently reinvest undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. For these proceeds which are not permanently reinvested, the accrued tax liability is $135.5 million, net of foreign tax credits. In addition, certain GFI net operating loss carryforwards are expected to be utilized to reduce cash taxes. Taking these items together, we therefore expect to pay effective cash taxes of no more than $64 million related to the Trayport sale price, or an expected rate of less than 10%.

Discussion of the year ended December 31, 2016

The table below presents our Liquidity Analysis as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
(in millions)
Cash and cash equivalents	$502.0	$462.1
Reverse repurchase agreements	54.7	—
Securities owned	35.4	32.4
Marketable securities [1]	164.8	532.5

Total	$756.9	$1,027.0

[1]	As of December 31, 2015, $117.9 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $270.1 million decrease in our liquidity position from $1,027.0 million as of December 31, 2015 to $756.9 million as of December 31, 2016 was primarily related to repayment of $159.9 million used to retire BGC’s 4.50% Convertible Senior Notes; $89.9 million used with respect to the GFI back-end merger and related transactions (we still expect to pay a total of $111.2 million in cash with respect to the GFI back-end merger); the redemption and/or repurchase of 12.4 million shares and /or units, net, at a cost to BGC of $110.5 million; ordinary changes in working capital; and cash paid with respect to various acquisitions. The Company also continued to invest significant amounts with regard to new front-office hires in Real Estate Services. These items were partially offset by net proceeds from BGC’s offering of $300 million aggregate principal amount of 5.125% Senior Notes due May 27, 2021.

Discussion of the year ended December 31, 2015

The table below presents our Liquidity Analysis as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
(in millions)
Cash and cash equivalents	$462.1	$649.7
Securities owned	32.4	32.5
Marketable securities [1]	532.5	144.7

Total	$1,027.0	$826.9

[1]	As of December 31, 2015, $117.9 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $200.1 million increase in our liquidity position from $826.9 million to $1,027.0 million as of December 31, 2015 was primarily driven by the receipt of 2,527,658 Intercontinental Exchange, Inc. shares, partially offset by the purchase of a controlling interest in GFI, as well as the acquisitions of ARA, CFI and Excess Space, Steffner Commercial Real Estate, Cincinnati Commercial Real Estate, the redemption of and/or repurchase of shares and units, and the legal settlement with Tullett Prebon plc.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of December 31, 2016.

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

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. In Hong Kong, BGC Securities (Hong Kong), LLC and GFI (HK) Securities LLC are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong), Limited and GFI (HK) Brokers Ltd are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited, BGC (Securities) Pty Limited and GFI Australia Pty Ltd.; in Japan, BGC Shoken Kaisha Limited’s Japanese branch; in Singapore, BGC Partners (Singapore) Limited, BGC Securities (Singapore) Ltd and GFI Group PTE Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, the LCH (LIFFE/LME) clearing organization, of which BGC L.P. is a member, also imposes minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil) has net capital requirements imposed upon it by local regulators.

In addition, these subsidiaries may be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 22—“Regulatory Requirements,” to our consolidated financial statements for further details on our regulatory requirements.

As of December 31, 2016, $543.8 million of net assets were held by regulated subsidiaries. As of December 31, 2016, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $283.7 million.

In April 2013, our Board of Directors and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee.

BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, began operating as SEFs on October 2, 2013. Both BGC Derivative Markets and GFI Swaps Exchange received permanent registration approval from the CFTC as SEFs on January 22, 2016. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized with implementation periods in 2016 and beyond. We also own ELX, a CFTC-approved DCM.

Much of our global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we also continue to operate five Multilateral Trading Facilities (“MTFs”) in accordance with EU directives as licensed by the FCA. The final draft of the Markets in Financial Instruments Directive II (“MiFID II”) was published by the European Securities and Markets Authority (“ESMA”) in September 2015, and implementation is now expected to commence in January 2018. MiFID II will have a particularly significant impact in a number of key areas, including corporate governance, transaction reporting, pre- and post-trade transparency, technology synchronization, best execution and investor protection. MiFID II will also introduce a new regulated execution venue category known as the Organized Trading Facility, and there is currently expected to be a joint equivalence assessment by EU and non-EU jurisdictions for granting mutual access to each other’s domestic marketplaces. MiFID II may require us to carry out internal reorganizations and possibly apply for additional licenses. In addition, the June 23, 2016 U.K. referendum vote to leave the European Union and recent announcement that the UK Government will trigger Article 50 of the Lisbon Treaty (thereby setting in motion the timetable for the U.K. to leave the E.U.) may impact future market structure and MiFID II rulemaking and implementation due to potential changes in mutual passporting between the U.K. and EU Member States.

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

Changes in shares of the Company’s Class A common stock outstanding for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December,
	2016	2015
Shares outstanding at beginning of period	219,063,365	185,108,316
Share issuances:
Exchanges of limited partnership interests[1]	8,705,906	9,445,664
Issuance of Class A common stock for general corporate purposes	1,648,000	—
Vesting of restricted stock units (RSUs)	637,719	825,996
Acquisitions	25,334,451	1,199,052
Conversion of 8.75% Convertible Notes to Class A common stock	—	24,042,599
Exercise of stock options	76,000	84,421
Other issuances of Class A common stock	287,442	44,730
Treasury stock repurchases	(10,823,942)	(1,416,991)
Forfeitures of restricted Class A common stock	(59,317)	(270,422)

Shares outstanding at end of period	244,869,624	219,063,365

[1]	Because they are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into Class A common shares would not impact the fully diluted number of shares and units outstanding.

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

The Company did not issue any shares of Class B common stock during the year ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, there were 34,848,107 shares of the Company’s Class B common stock outstanding.

Unit Redemptions and Share Repurchase Program

Our Board of Directors and Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On October 27, 2015, our Board of Directors and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $300 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On February 7, 2017, the Company’s Board of Directors and Audit Committee again increased the Company’s share repurchase and unit redemption authorization to $300 million. From time to time, we may actively continue to repurchase shares or redeem units.

On February 23, 2016, we purchased from Cantor 5,000,000 shares of our Class A common stock at a price of $8.72 per share, the closing price on the date of the transaction. The transaction was included in our stock repurchase authorization. The transaction was approved by the Audit Committee of the Board of Directors. On February 23, 2016, we purchased from The Cantor Fitzgerald Relief Fund (the “Relief Fund”) 970,639 shares of our Class A common stock at a price of $8.72 per share, the closing price on the date of the transaction. On November 16, 2016, we purchased from the Relief Fund 166,238 shares of our Class A common stock at a price of $9.74 per share, the closing price on the date of the transaction.

The table below represents unit redemption and share repurchase activity for the year ended December 31, 2016.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1]
January 1, 2016—March 31, 2016	775,791	$8.59
April 1, 2016—June 30, 2016	1,804,365	8.91
July 1, 2016—September 30, 2016	2,444,069	8.90
October 1, 2016—December 31, 2016	2,515,655	9.54

Total Redemptions	7,539,880	$9.07

Repurchases[2]
January 1, 2016—March 31, 2016	7,187,046	$8.72
April 1, 2016—June 30, 2016	797,189	9.04
July 1, 2016—September 30, 2016	1,341,947	8.90
October 1, 2016—December 31, 2016	1,497,760	9.59

Total Repurchases	10,823,942	$8.88

Total Redemptions and Repurchases	18,363,822	$8.96	$129,741,577

[1]	During the year ended December 31, 2016, the Company redeemed approximately 7.2 million limited partnership units at an aggregate redemption price of approximately $65.7 million for an average price of $9.09 per unit and approximately 319.2 thousand FPUs at an aggregate redemption price of approximately $2.8 million for an average price of $8.64 per unit. During the year ended December 31, 2015, the Company redeemed approximately 7.5 million limited partnership units at an aggregate redemption price of approximately $66.3 million for an average price of $8.86 per unit and approximately 100.0 thousand FPUs at an aggregate redemption price of approximately $0.8 million for an average price of $8.44 per unit.
[2]	During the year ended December 31, 2016, the Company repurchased approximately 10.8 million shares of its Class A common stock at an aggregate purchase price of approximately $96.0 million for an average price of $8.88 per share. During the year ended December 31, 2015, the Company repurchased approximately 1.4 million shares of its Class A common stock at an aggregate purchase price of approximately $12.1 million for an average price of $8.55 per share.

The table above represents the gross unit redemptions and share repurchases of our Class A common stock during the year ended December 31, 2016. Approximately 5.9 million of the 7.5 million units above were redeemed using cash from our CEO program, and therefore did not impact the fully diluted number of shares and units outstanding or our liquidity position. The remaining redemptions along with the Class A common stock repurchases resulted in a 12.4 million reduction in the fully diluted share count. This net reduction cost the Company approximately $110.5 million (or $8.90 per share/unit) during the year ended December 31, 2016. This reduction partially offset the overall growth in the fully diluted share count which resulted from shares issued for general corporate purposes, acquisitions, equity-based compensation and front-office hires.

The fully diluted weighted-average share count for the three months and year ended December 31, 2016 was as follows (in thousands):

	Three Months Ended December 31, 2016	Year Ended December 31, 2016
Common stock outstanding[1]	279,833	277,073
Limited partnership interests in BGC Holdings	151,300	145,650
Convertible Notes	—	8,598
RSUs (Treasury stock method)	573	452
Other	1,706	1,453

Total[2]	433,412	433,226

[1]	Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended December 31, 2016, the weighted-average number of Class A shares was 245.0 million and Class B shares was 34.8 million. For the year ended December 31, 2016, the weighted-average number of Class A shares was 242.2 and Class B shares was 34.8 million.
[2]	For the quarter ended December 31, 2016, approximately 1.0 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended December 31, 2016 included, on a weighted-average basis, approximately 1.0 million stock options. For the year ended December 31, 2016, approximately 1.2 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2016 included, on a weighted-average basis, approximately 1.2 million other securities or other contracts to issue shares of common stock. Also as of December 31, 2016, approximately 5.1 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

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

On December 14, 2016, we entered into the Twelfth Amendment to the Agreement of Limited Partnership of the Partnership, effective as of October 1, 2016 (the “Twelfth Amendment”), which was entered into to amend certain terms and conditions of the Partnership’s N Units in order to provide flexibility to the Company and the Partnership in using such N Units in connection with compensation arrangements and practices. The Twelfth Amendment provides for a minimum $5 million gross revenue requirement in a given quarter as a condition for an N Unit to be replaced by another type of Partnership unit in accordance with the Partnership Agreement and the grant documentation. The Twelfth Amendment was approved by the Audit Committee of the Board of Directors of the Company.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange the 14,683,401 shares of Class A common stock owned by them as of December 31, 2016 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

Stock Option Exercises

We issued 76,000 shares of our Class A common stock related to the exercise of stock options during the year ended December 31, 2016. We issued 84,421 shares of our Class A common stock related to the exercise of stock options during the year ended December 31, 2015.

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

As of December 31, 2016, we have issued and sold an aggregate of 14.0 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the November 2014 Sales Agreement, with 6.0 million shares of Class A common stock remaining to be sold under this agreement. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these sales along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under this agreement.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2016, we have issued an aggregate of 9.6 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of December 31, 2016, we have issued approximately 282.8 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of our Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of December 31, 2016, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 211.8 million shares.

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

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

Since 2012, the Company has completed acquisitions whose purchase price included an aggregate of approximately 9.8 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $54.4 million), 10.9 million limited partnership units (with an acquisition date fair value of approximately $69.2 million) and $76.7 million in cash that may be issued contingent on certain targets being met through 2022.

As of December 31, 2016, the Company has issued 7.7 million shares of its Class A common stock, 4.5 million limited partnership units and $22.7 million in cash related to such contingent payments.

As of December 31, 2016, 1.9 million shares of the Company’s Class A common stock, 5.8 million limited partnership units and $36.8 million in cash remain to be issued if the targets are met.

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

On November 7, 2016, the Company issued exchange rights with respect to, and Cantor purchased, in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act, an aggregate of 624,762 exchangeable limited partnership units in BGC Holdings, as follows: In connection with the redemption by BGC Holdings of an aggregate of 141,523 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $560,190, Cantor purchased 141,523 exchangeable limited partnership units from BGC Holdings for an aggregate of $560,190. In addition, pursuant to the Sixth Amendment, on November 7, 2016, Cantor purchased 483,239 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $1,796,367 in connection with the grant of exchangeability and exchange for 483,239 founding partner units. Subsequent to these transactions, there were 548,259 FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

As of December 31, 2016, there were 650,364 founding/working partner units remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

GUARANTEE AGREEMENT FROM CF&CO

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement. During the years ended December 31, 2016 and 2015, the Company recorded fees of $125,000 and $188,542 with respect to these guarantees. The Company did not have any such fees for the year ended December 31, 2014.

EQUITY METHOD INVESTMENTS

On June 3, 2014, the Company’s Board of Directors and Audit Committee authorized the purchase of 1,000 Class B Units of Lucera (also known as “LFI Holdings, LLC” or “LFI”), a subsidiary of Cantor, representing 10% of the issued and outstanding Class B Units of LFI after giving effect to the transaction. On the same day, the Company completed the acquisition for $6.5 million and was granted an option to purchase an additional 1,000 Class B Units of LFI for an additional $6.5 million. On August 5, 2015, the Board of Directors and Audit Committee authorized the Company’s exercise of the option to purchase additional Class B units of LFI in order to represent an ownership interest of 20% of LFI. On January 15, 2016, the Company closed on the exercise of its option to acquire additional Class B Units of LFI Holdings, LLC. At the closing, the Company made a payment of $6.5 million to LFI. As a result of the option exercise, the Company had a 20% ownership interest in LFI.

On October 25, 2016, the Company’s Board of Directors and Audit Committee authorized the purchase of 9,000 Class B Units of LFI, representing all of the issued and outstanding Class B Units of LFI not already owned by the Company. On November 4, 2016, the Company completed this transaction. As a result of this transaction, the Company owns 100% of the ownership interests in Lucera. Lucera, a technology infrastructure provider tailored to the financial sector, is a limited liability company headquartered in New York.

In the purchase agreement, Cantor agreed, subject to certain exceptions, not to solicit certain senior executives of LFI’s business and was granted the right to be a customer of LFI’s businesses on the best terms made available to any other customer. The aggregate purchase price paid by the Company to Cantor consisted of approximately $24.2 million in cash plus a $4.8 million post-closing adjustment. The Company previously had a 20% ownership interest in LFI and accounted for its investment using the equity method. The transaction has been accounted for as a transaction between entities under common control.

The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua (see Note 14— “Related Party Transactions,” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K); such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor.

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

On March 9, 2016, Mr. Lutnick exercised an employee stock option with respect to 250,000 shares of Class A common stock at an exercise price of $8.42 per share. The net exercise of the option resulted in 17,403 shares of the Company’s Class A common stock being issued to Mr. Lutnick. On November 11, 2016, Mr. Lutnick exercised an employee stock option with respect to 800,000 shares of Class A common stock at an exercise price of $8.80 per share. The net exercise of the option resulted in 51,064 shares of the Company’s Class A common stock being issued to Mr. Lutnick.

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

Each grant of PSUs/PPSUs also is subject to Mr. Merkel’s continued employment and compliance with the BGC Holdings, L.P. partnership agreement (the “Holdings Agreement”) as of the applicable grant date. The number of PSUs and PPSUs issuable on each grant date shall be determined by reference to the then-applicable practices for U.S.-based partners when determining the proportionality of PSUs/PPSUs (currently 55% in PSUs and 45% in PPSUs). The determination price of the PPSUs upon grant shall be the closing price of the Company’s Class A common stock on the applicable grant dates. In addition to the foregoing grants of PSUs/PPSUs in replacement of NPSUs, the Compensation Committee granted: (i) effective November 7, 2016, exchange rights with respect to 110,000 of Mr. Merkel’s previously issued non-exchangeable PSUs and 90,000 of Mr. Merkel’s previously issued non-exchangeable PPSUs and (ii) effective on or about each February 28 of 2017 through 2020, exchange rights for 200,000 of Mr. Merkel’s then non-exchangeable PSU/PPSUs (the proportion of PSUs to PPSUs shall be in accordance with their issuance), subject to Mr. Merkel’s continued employment and compliance with the Holdings Agreement as of the applicable exchangeability date (for an aggregate total of 1 million exchangeable PSUs/PPSUs).

The Compensation Committee repurchased (i) the 110,000 exchangeable PSUs for an aggregate price of $952,600, based on the closing price of the Company’s Class A common stock on November 7, 2016 and (ii) the 90,000 exchangeable PPSUs for an aggregate price of $773,599 based on the average determination price for such PPSUs at the time of grant, which was $8.5955 per Unit.

In accordance with the foregoing approval, on February 28, 2017, Mr. Merkel received exchange rights with respect to 110,000 non-exchangeable PSUs and 90,000 non-exchangeable PPSUs. The Compensation Committee agreed to repurchase (i) the 110,000 exchangeable PSUs for an aggregate price of $1,216,911 based on the net proceeds of the sale of shares under our Controlled Equity Offering less 2%, or $11.0628 per share, and (ii) the associated 90,000 PPSUs for an aggregate price of $847,033 based on the average determination price for such PPSUs at the time of grant, which was $9.41 per PPSU.

On November 10, 2016, Mr. Dalton exercised a stock option with respect to 7,534 shares of Class A common stock at an exercise price of $8.87 per share.

On December 14, 2016, Mr. Lynn entered into an amended and restated deed of adherence (the “New Lynn Deed”) with BGC Services (Holdings) LLP (the “U.K. Partnership”). The Compensation Committee of the Company’s Board of Directors approved the New Lynn Deed and a related letter agreement, dated December 14, 2016 (the “Letter Agreement”), providing for a grant to Mr. Lynn of 1,000,000 NPSUs and 3,500,000 LPUs in BGC Holdings, L.P. (the “Partnership”), effective as of October 1, 2016.

The New Lynn Deed provides for substantially similar terms to the amended and restated deed of adherence to the limited liability partnership agreement (the “LLP Agreement”) of the U.K. Partnership entered into by Mr. Lynn effective as of January 7, 2013 (as then amended and restated, the “Old Lynn Deed”), except that (i) the 52-week rolling notice period has been replaced with a fixed term contract expiring March 31, 2023, with a 24-month advance rolling notice period; (ii) the term of the restrictive covenants in the Old Lynn Deed has been extended from 18 months to two years; (iii) the profit allocation payable to Mr. Lynn in the event of a termination due to illness or injury will be based on a pro rata portion of the profit allocation for the prior year; and (iv) the profit allocation payable in the event of the death of Mr. Lynn will be payable to his estate all in cash, with the Compensation Committee taking into consideration the portion of the year served and the profit allocation which might have paid to Mr. Lynn in the event that he had survived.

Further, on or about each October 1 of 2017 through 2020, pursuant to the Letter Agreement, the Partnership shall grant an aggregate award of 250,000 non-exchangeable LPUs in replacement of 250,000 of the above-referenced NPSUs, provided that (i) the Company, inclusive of all affiliates thereof, earns, in the aggregate, at least $5 million in gross revenues in the calendar quarter in respect of which the applicable award of LPUs is to be granted, and (ii) except in the event of Mr. Lynn’s death prior to the applicable grant date, Mr. Lynn remains a member in the U.K. Partnership and has complied at all times with the New Lynn Deed and the Agreement of Limited Partnership of BGC Holdings, L.P., Amended and Restated as of March 31, 2008 (as further amended from time to time, the “Partnership Agreement”), as of the applicable grant date. The LPUs shall be subject to customary adjustments due to membership in the U.K. Partnership upon their exchange or redemption (e.g., 9.75% cancellation/forfeiture upon exchange).

In the event of a change of control of the U.K. Partnership at any time while Mr. Lynn is providing substantial services to the Company or an affiliate thereof (the date such event takes effect, the “Change in Control”), then the Partnership shall grant exchangeable LPUs in replacement of any of the above NPSUs then held by Mr. Lynn, and any of the above non-exchangeable LPUs then held by Mr. Lynn shall become exchangeable for shares of the Company’s Class A common stock as follows: (a) in a lump sum following (i) the third anniversary of the Change of Control if Mr. Lynn continuously provides substantial services (as an employee, member, partner, consultant, or otherwise) to the Company, any of the individual(s) or entity(ies) which acquire(s) control of the Company (the “Controller”), or any affiliate thereof for the three years after the Change of Control, or (ii) the date the Controller permanently terminates Mr. Lynn’s services in all capacities to the Company, the Controller, and all affiliates thereof prior to the third anniversary of the Change of Control if the circumstances amount to a fundamental breach of contract by the Controller as determined by a court of competent jurisdiction, or (b) ratably on or about the first through third anniversaries following the Change of Control if the Controller permanently terminates Mr. Lynn’s services in all capacities to the Company, the Controller, and all affiliates thereof prior to the third anniversary of the Change of Control unless (a)(ii) above applies. These rights are subject to compliance by Mr. Lynn with certain terms and conditions set forth in the applicable agreements, including not engaging in Competitive Activity (as such term is defined under the Partnership Agreement) at any time prior to the applicable grant of exchangeability. The grant of exchangeability with respect to such LPUs will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, and any grants of exchangeability shall be subject to the approval of the Compensation Committee.

In addition, the Compensation Committee approved a separate consultancy agreement between Mr. Lynn and the U.K. Partnership dated December 14, 2016, under which Mr. Lynn will be paid a fee of $20,833.33 per month ($250,000 per year) for his services, commencing upon the termination of his membership in the U.K. Partnership until the earlier of five years following such termination or such time as the U.K. Partnership chooses to terminate the engagement (the “Consultancy Agreement”). The Consultancy Agreement subjects Mr. Lynn to substantially the same two-year restrictive covenants as in the New Lynn Deed subsequent to his consultancy termination.

On January 31, 2017, the Compensation Committee approved the acceleration of the lapse of restrictions on transferability with respect to 167,654 shares of restricted stock held by Mr. Lynn and the Company repurchased the shares from Mr. Lynn at $11.07 per share, the closing price of the Company’s Class A common stock on such date. In connection with such transaction, 25,156 of Mr. Lynn’s LPUs were redeemed for zero. In addition, the Company redeemed for cash 180,115 of Mr. Lynn’s LPUs at $10.87 per share based on the net proceeds of the sale of shares under our Controlled Equity Offering less 2%, or $1,958,641, and 70,045 PLPUs redeemed at the grant price of $6.51 per PLPU. In connection with the transactions, 9,480 LPUs and 3,687 PLPUs issued at the grant price of $6.51 were redeemed for zero. These transactions were included in the Company’s stock and unit repurchase authorization and were approved by the Compensation Committee of the Board of Directors.

On January 31, 2017, the Compensation Committee approved the redemption for cash of 46,469 of Mr. Windeatt’s LPUs at $10.87 per share based on the net proceeds of the sale of shares under our Controlled Equity Offering less 2%, or $505,322, 14,866 PLPUs were redeemed at the grant price of $6.51 per PLPU and 3,206 PLPUs were redeemed at the grant price of $7.83 per PLPU. In connection with the transactions, 2,902 LPUs, 782 PLPUs issued at the grant price of $6.51 and 347 PLPUs issued at the grant price of $7.38 were redeemed for zero. These transactions were included in the Company’s stock and unit repurchase authorization and were approved by the Compensation Committee of the Board of Directors.

On February 24, 2017, Sean A. Windeatt, the Chief Operating Officer of BGC Partners, Inc. (the “Company”), entered into a deed of an amendment (the “Windeatt Amendment”) with BGC Services (Holdings) LLP (the “U.K. Partnership”). The Compensation Committee of the Company’s Board of Directors approved the Windeatt Amendment and a related letter agreement, dated February 24, 2017 (the “Letter Agreement”), providing for a grant to Mr. Windeatt of 400,000 NPSUs and 100,000 LPUs in BGC Holdings, L.P. (the “Partnership”), effective as of January 1, 2017.

The Windeatt Amendment provides for substantially similar terms to the amended and restated deed of adherence to the limited liability partnership agreement (the “LLP Agreement”) of the U.K. Partnership entered into by Mr. Windeatt effective as of January 22, 2014 (as then amended and restated, the “Windeatt Deed”), except that (i) the current term of the Windeatt Deed has been extended from December 31, 2018 to March 31, 2024, with a 12-month advance rolling notice period; and (ii) the term of the restrictive covenants in the Windeatt Deed has been replaced with a two year period.

Further, on or about each April 1 of 2018 through 2021, pursuant to the Letter Agreement, the Partnership shall grant an aggregate award of 100,000 non-exchangeable LPUs in replacement of 100,000 of the above-referenced NPSUs, provided that (i) the Company, inclusive of all affiliates thereof, earns, in aggregate, at least $5 million in gross revenues in the calendar quarter in respect of which the applicable award of LPUs is to be granted, and (ii) except in the event of Mr. Windeatt’s death prior to the applicable grant date, Mr. Windeatt remains a member in the U.K. Partnership and has complied at all times with the Windeatt Deed (as amended) and the Agreement of Limited Partnership of BGC Holdings, L.P. Amended and Restated as of March 31, 2008 (as further amended from time to time, the “Partnership Agreement”), as of the applicable grant date. The LPUs shall be subject to customary adjustments due to membership in the U.K. Partnership upon their exchange or redemption (e.g., 9.75% cancellation/forfeiture upon exchange).

In the event of a change of control of the U.K. Partnership at any time while Mr. Windeatt is providing substantial services to the Company or an affiliate thereof (the date such event takes effect, the “Change in Control”), then the Partnership shall grant exchangeable LPUs in replacement of any of the above NPSUs then held by Mr. Windeatt, and any of the above non-exchangeable LPUs then held by Mr. Windeatt shall become exchangeable for shares of the Company’s Class A common stock as follows: (a) in a lump sum following the third anniversary of the Change of Control if Mr. Windeatt continuously provides substantial services (as an employee, member, partner, consultant or otherwise) to the Company, any of the individual(s) or entity(ies) which acquire(s) control of the Company (the “Controller”), or any affiliate thereof for the three years after the Change of Control, or (b) ratably on or about the first through third anniversaries following the Change of Control if the Controller permanently terminates Mr. Windeatt’s services in all capacities to the Company, the Controller, and all affiliates thereof prior to the third anniversary of the Change of Control (provided that, in the event of a termination between the first and third anniversaries of the Change of Control, the portion of the payment attributed to the anniversary(ies) that passed prior to such termination shall be delivered in a lump sum following such termination, with the outstanding portion to be delivered in accordance with the remaining anniversary(ies)). These rights are subject to compliance by Mr. Windeatt of certain terms and conditions set forth in the applicable agreements, including not engaging in Competitive Activity (as such term is defined under the Partnership Agreement) at any time prior to the applicable grant of exchangeability. The grant of exchangeability with respect to such LPUs will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, and any grants of exchangeability shall be subject to the approval of the Compensation Committee.

In addition, the Compensation Committee approved a separate consultancy agreement between Mr. Windeatt and the U.K. Partnership dated February 24, 2017, under which Mr. Windeatt will be paid a fee of £8,333.33 per month (£100,000 per year) for his services, commencing upon the termination of his membership in the U.K. Partnership until the earlier of two years following such termination or such time as the U.K. Partnership chooses to terminate the engagement (the “Consultancy Agreement”). The Consultancy Agreement subjects Mr. Windeatt to substantially the same two-year restrictive covenants as in the Windeatt Deed subsequent to his consultancy termination.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Notional Volume (in billions)
Total fully electronic volume	$4,482	$4,234	$4,781	$4,944	$4,301
Total hybrid volume[1]	50,956	53,225	52,869	48,700	47,012

Total fully electronic and hybrid volume	$55,438	$57,459	$57,650	$53,644	$51,313

Transaction Count (in thousands, except for days)
Total fully electronic transactions	2,569	2,390	2,629	2,905	2,652
Total hybrid transactions	888	1,065	1,074	1,012	843

Total transactions	3,457	3,455	3,703	3,917	3,495

Trading days	63	64	64	61	64

[1]	Hybrid is defined as transactions involving some element of electronic trading but executed by BGC’s brokers, exclusive of voice-only transactions.

Fully electronic volume, including new products, was $18.4 trillion for the year ended December 31, 2016, compared to $20.5 trillion for the year ended December 31, 2015. Our hybrid volume for the year ended December 31, 2016 was $5.6 trillion, compared to $4.9 trillion for the year ended December 31, 2015.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at December 31, 2016 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases[1]	$530,033	$62,500	$115,016	$90,085	$262,432
Notes payable and collateralized borrowings[2]	968,871	7,111	549,260	300,000	112,500
Interest on notes payable[3]	379,596	61,227	91,458	39,934	186,977
Other [4]	30,695	8,000	16,000	6,695	—

Total contractual obligations	$1,909,195	$138,838	$771,734	$436,714	$561,909

[1]	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $3.7 million over the life of the agreement.
[2]	Notes payable and collateralized borrowings reflects the issuance of $112.5 million of the 8.125% Senior Notes due June 26, 2042 (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of December 31, 2016 was approximately $109.3 million), $300.0 million of the 5.375% Senior Notes due December 9, 2019 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2016 was approximately $297.1 million), $240.0 million of the 8.375% Senior Notes due July 19, 2018 (the $240.0 million represents the principal amount of the debt; the carrying value of the 8.375% Senior Notes as of December 31, 2016 was approximately $247.0 million), $300.0 million of the 5.125% Senior Notes due on May 27, 2021 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of December 31, 2016 was approximately $296.2 million) and $16.2 million of collateralized borrowings due March 13, 2019. See Note 18— “Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
[3]	The $187.0 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.
[4]	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. The amount payable each year reflects an estimate of future Charity Day obligations.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into arrangements with unconsolidated entities, including variable interest entities. See Note 15—“Investments” to our consolidated financial statements for additional information related to our investments in unconsolidated entities.

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

Limited Partnership Units: Limited partnership units in BGC Holdings are generally held by employees. Generally, such units receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. Our Preferred Units are not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. As prescribed in FASB guidance, the quarterly allocations of net income to such limited partnership units are reflected as a component of compensation expense under “Allocations of net income and grants of exchangeability to limited partnership units and FPUs” in our consolidated statements of operations.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grants of exchangeability to limited partnership units and FPUs” in our consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, we incurred compensation expense of $141.4 million, $231.4 million and $126.5 million, respectively, related to the grant of exchangeability on partnership units. The 2015 amount includes a conversion of 90% of outstanding REUs and RPUs in December 2015 totaling $114.0 million.

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

As of December 31, 2016 and December 31, 2015, the aggregate balance of employee loans, net of reserve, was $267.5 million and $158.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2016, 2015 and 2014 was $55.8 million, $86.7 million (including a $47.2 million reserve) and $25.7 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our consolidated statements of operations.

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

Income Taxes

We account for income taxes using the asset and liability method as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of our entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings” for a discussion of partnership interests), rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in our consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in our consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement on Accounting for Income Taxes, we provide for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from our estimates under different assumptions or conditions. We recognize interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in our consolidated statements of operations.

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

                We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $164.8 million as of December 31, 2016. These include shares of common stock of Nasdaq that we received in exchange for a portion of our electronic benchmark Treasury platform and shares of common stock of ICE that we received in exchange for Trayport. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar weakening against the Euro and the British Pound. If as of December 31, 2016, the U.S. Dollar had weakened against the Euro and the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $8.5 million.

Interest Rate Risk

BGC Partners had $965.8 million in fixed-rate debt outstanding as of December 31, 2016. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS

BGC Partners, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited the accompanying consolidated statements of financial condition of BGC Partners, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BGC Partners, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BGC Partners Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BGC Partners, Inc.:

We have audited BGC Partners, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). BGC Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sunrise Brokers Group, Perimeter Markets Inc., Continental Realty and Newmark Grubb Mexico City, which are included in the 2016 consolidated financial statements of BGC Partners, Inc. and constituted $118.3 million or 3.4% of total assets as of December 31, 2016 and $5.1 million or 0.2% of total revenues for the year then ended. Our audit of internal control over financial reporting of BGC Partners, Inc. also did not include an evaluation of the internal control over financial reporting of Sunrise Brokers Group, Perimeter Markets Inc., Continental Realty and Newmark Grubb Mexico City.

In our opinion, BGC Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of BGC Partners, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2016 of BGC Partners, Inc. and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2017

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$502,024	$462,134
Cash segregated under regulatory requirements	6,895	3,199
Reverse repurchase agreements	54,659	—
Securities owned	35,357	32,361
Marketable securities	164,820	650,400
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	497,557	812,344
Accrued commissions receivable, net	374,734	342,299
Loans, forgivable loans and other receivables from employees and partners, net	267,527	158,194
Fixed assets, net	165,867	147,505
Investments	33,439	29,759
Goodwill	863,690	811,766
Other intangible assets, net	247,723	233,967
Receivables from related parties	6,967	9,050
Other assets	287,141	289,659

Total assets	$3,508,400	$3,982,637

Liabilities, Redeemable Partnership Interest, and Equity
Securities loaned	$—	$117,890
Accrued compensation	333,144	303,959
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	375,152	714,823
Payables to related parties	28,976	22,470
Accounts payable, accrued and other liabilities	599,046	693,539
Notes payable and collateralized borrowings	965,767	840,877

Total liabilities	2,302,085	2,693,558

Commitments and contingencies (Note 20)
Redeemable partnership interest	52,577	57,145
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 and 500,000 shares authorized at December 31, 2016 and December 31, 2015, respectively; 292,549 and 255,859 shares issued at December 31, 2016 and December 31, 2015, respectively; and 244,870 and 219,063 shares outstanding at December 31, 2016 and December 31, 2015, respectively	2,925	2,559
Class B common stock, par value $0.01 per share; 150,000 and 100,000 shares authorized at December 31, 2016 and December 31, 2015, respectively; 34,848 shares issued and outstanding at December 31, 2016 and December 31, 2015, convertible into Class A common stock	348	348
Additional paid-in capital	1,466,586	1,109,000
Contingent Class A common stock	42,472	50,095
Treasury stock, at cost: 47,679 and 36,796 shares of Class A common stock at December 31, 2016 and December 31, 2015, respectively	(288,743)	(212,331)
Retained deficit	(358,526)	(290,208)
Accumulated other comprehensive income (loss)	(23,199)	(25,056)

Total stockholders’ equity	841,863	634,407
Noncontrolling interest in subsidiaries	311,875	597,527

Total equity	1,153,738	1,231,934

Total liabilities, redeemable partnership interest, and equity	$3,508,400	$3,982,637

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Commissions	$1,994,227	$1,931,860	$1,307,912
Principal transactions	325,481	313,142	253,951
Real estate management services	196,801	187,118	163,227
Fees from related parties	24,200	25,348	28,379
Data, software and post-trade	54,309	102,371	11,565
Interest income	12,271	10,643	7,313
Other revenues	5,334	9,957	17,232

Total revenues	2,612,623	2,580,439	1,789,579
Expenses:
Compensation and employee benefits	1,653,613	1,696,622	1,124,516
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	192,934	259,639	136,633

Total compensation and employee benefits	1,846,547	1,956,261	1,261,149
Occupancy and equipment	199,848	218,026	154,854
Fees to related parties	23,864	18,755	12,623
Professional and consulting fees	60,920	66,382	52,598
Communications	124,080	120,427	83,184
Selling and promotion	97,852	97,437	72,032
Commissions and floor brokerage	37,913	35,094	19,349
Interest expense	57,637	69,359	37,945
Other expenses	83,868	138,199	151,065

Total expenses	2,532,529	2,719,940	1,844,799
Other income (losses) , net:
Gain (loss) on divestiture and sale of investments	7,044	394,347	—
Gains (losses) on equity method investments	3,543	2,597	(7,969)
Other income (loss)	97,579	123,168	49,427

Total other income (losses), net	108,166	520,112	41,458

Income (loss) from operations before income taxes	188,260	380,611	(13,762)
Provision (benefit) for income taxes	60,252	120,496	651

Consolidated net income (loss)	$128,008	$260,115	$(14,413)

Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	25,531	138,797	(11,363)

Net income (loss) available to common stockholders	$102,477	$121,318	$(3,050)

Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$102,477	$121,318	$(3,050)

Basic earnings (loss) per share	$0.37	$0.50	$(0.01)

Basic weighted-average shares of common stock outstanding	277,073	243,460	220,697

Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$157,695	$161,596	$(3,050)

Fully diluted earnings (loss) per share	$0.36	$0.48	$(0.01)

Fully diluted weighted-average shares of common stock outstanding	433,226	335,387	220,697

Dividends declared per share of common stock	$0.62	$0.54	$0.48

Dividends declared and paid per share of common stock	$0.62	$0.54	$0.48

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Consolidated net income (loss)	$128,008	$260,115	$(14,413)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(889)	(15,421)	(6,958)
Available for sale securities	2,013	(17,814)	19,259

Total other comprehensive income (loss), net of tax	1,124	(33,235)	12,301

Comprehensive income (loss)	129,132	226,880	(2,112)
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	24,798	134,921	(9,425)

Comprehensive income (loss) attributable to common stockholders	$104,334	$91,959	$7,313

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$128,008	$260,115	$(14,413)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	75,898	83,508	46,124
Employee loan amortization and reserves on employee loans	55,799	86,725	25,708
Equity-based compensation and allocations of net income to limited partnership units and FPUs	216,874	278,684	150,125
Deferred compensation expense	15,974	23,189	—
Losses (gains) on equity method investments	(3,543)	(2,597)	7,969
Amortization of discount (premium) on notes payable	(4,021)	5,835	4,852
Unrealized loss (gain) on marketable securities	(359)	(27,103)	(8,633)
Impairment of fixed assets and intangible assets	4,383	19,128	4,193
Deferred tax provision (benefit)	(33,245)	60,015	(26,185)
Sublease provision adjustment	(807)	2,019	31
Recognition of earn-out and related hedges	(67,016)	(52,917)	(42,091)
Realized losses (gains) on marketable securities	(13,410)	(35,994)	—
Change in estimated acquisition earn-out payables	(13,751)	74	(3,291)
Loss (gains) on sale of cost method investments	(7,051)	—	—
Loss (gains) on divestitures	—	(401,902)	—
Forfeitures of Class A common stock	(374)	(1,701)	(2,452)
Other	(391)	(5,491)	—

Consolidated net income (loss), adjusted for non-cash and non-operating items	352,968	291,587	141,937
Decrease (increase) in operating assets:
Cash segregated under regulatory requirements	(3,694)	9,104	(3,457)
Reverse repurchase agreements	(54,659)	—	—
Securities owned	(2,996)	4,248	611
Securities borrowed	—	62,736	(62,736)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	322,960	539,042	(292,354)
Accrued commissions receivable, net	541	27,550	7,265
Loans, forgivable loans and other receivables from employees and partners, net	(137,516)	(100,726)	(13,616)
Receivables from related parties	3,067	3,839	(2,401)
Other assets	12,446	25,643	(25,019)
Increase (decrease) in operating liabilities:
Securities loaned	(117,967)	117,890	—
Securities sold, not yet purchased	—	(1,545)	(2,031)
Accrued compensation	(59,170)	(100,686)	17,392
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	(340,558)	(577,136)	342,998
Payables to related parties	6,431	(356)	2,163
Accounts payable, accrued and other liabilities	(5,817)	(74,101)	56,081

Net cash provided by (used in) operating activities	$(23,964)	$227,089	$166,833
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(52,659)	$(38,546)	$(14,067)
Capitalization of software development costs	(24,956)	(18,496)	(12,668)
Purchase of equity method investments	(1,235)	(1,268)	(892)
Proceeds from equity method investments	1,080	—	—
Payments for acquisitions, net of cash acquired	(162,265)	(173,072)	(129,979)
Proceeds from divestitures, net	—	14,485	—
Purchase of marketable securities	(68,396)	(11,630)	(72,911)
Proceeds from sale of marketable securities	635,646	129,183	42,999
Proceeds from sale of cost method investments	7,106	—	—
Capitalization of trademarks, patent defense and registration costs	(546)	(845)	(577)

Net cash provided by (used in) investing activities	$333,775	$(100,189)	$(188,095)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of collateralized borrowings	$(6,858)	$(4,976)	$(1,599)
Repayments of convertible notes	(159,932)	—	—
Issuance of senior notes, net of deferred issuance costs	295,768	—	295,091
Issuance of collateralized borrowings, net of deferred issuance costs	—	27,918	—
Earnings distributions	(69,740)	(73,765)	(58,789)
Redemption and repurchase of limited partnership interests	(51,992)	(34,287)	(81,331)
Dividends to stockholders	(170,795)	(131,360)	(105,132)
Repurchase of Class A common stock	(96,025)	(12,114)	(100,268)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,542)	(615)	(1,208)
Proceeds from issuance of Class A common stock, net of costs	15,280	—	—
Deemed contribution due to acquisition of Lucera	15,005	—	12,158
Acquisition of Lucera	(29,037)	—	—
Proceeds from exercise of stock options	421	701	—
Proceeds from short-term borrowings	—	100,000	—
Repayments of short-term borrowings	—	(170,000)	—
Proceeds from sale of limited partnership interests	2,357	6,573	—
Payments on acquisition earn-outs	(12,949)	(13,791)	(250)

Net cash provided by (used in) financing activities	(270,039)	(305,716)	(41,328)
Effect of exchange rate changes on cash and cash equivalents	118	(8,740)	(4,693)

Net increase (decrease) in cash and cash equivalents	39,890	(187,556)	(67,283)
Cash and cash equivalents at beginning of period	462,134	649,690	716,973

Cash and cash equivalents at end of period	$502,024	$462,134	$649,690

Supplemental cash information:
Cash paid during the period for taxes	$94,678	$43,661	$87,928
Cash paid during the period for interest	63,602	59,281	32,099
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$75,423	$79,309	$87,212
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	20,930	39,635	57,907
Issuance of Class A common stock upon conversion of convertible notes	68	150,000	—
Shares received for Nasdaq earn-out	67,016	52,917	42,091
Shares received in Trayport transaction	—	629,084	—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2014

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2014	$2,027	$348	$745,678	$12,051	$(121,753)	$(171,984)	$(6,060)	$238,423	$698,730
Consolidated net income (loss)	—	—	—	—	—	(3,050)	—	(11,363)	(14,413)
Other comprehensive gain, net of tax	—	—	—	—	—	—	10,363	1,938	12,301
Equity-based compensation, 987,831 shares	10	—	2,275	—	—	—	—	1,047	3,332
Dividends to common stockholders	—	—	—	—	—	(105,132)	—	—	(105,132)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(55,821)	(55,821)
Grant of exchangeability and redemption of limited partnership interests, issuance of 11,899,558 shares	119	—	59,207	—	—	—	—	30,741	90,067
Issuance of Class A common stock (net of costs), 47,896 shares	—	—	275	—	—	—	—	86	361
Redemption of FPUs, 2,494,896 units	—	—	—	—	—	—	—	(2,359)	(2,359)
Repurchase of Class A common stock, 13,630,725 shares	—	—	5	—	(76,322)	—	—	(23,951)	(100,268)
Forfeitures of restricted Class A common stock, 389,861 shares	—	—	1,006	—	(2,883)	—	—	(575)	(2,452)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units, 3,142,257 units	—	—	—	—	—	—	—	(13,716)	(13,716)
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(110)	(110)
Issuance of Class A common stock for acquisitions, 1,912,630 shares	19	—	8,976	(3,635)	—	—	—	1,640	7,000
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	—	38,967	—	—	—	11,940	50,907
Deemed contribution due to acquisition of Lucera	—	—	—	—	—	—	—	12,158	12,158
Purchases of Newmark noncontrolling interest	—	—	(234)	—	—	—	—	(169)	(403)
Other	27	—	(30)	—	—	—	—	(690)	(693)

Balance, December 31, 2014	$2,202	$348	$817,158	$47,383	$(200,958)	$(280,166)	$4,303	$189,219	$579,489

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2015

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2015	$2,202	$348	$817,158	$47,383	$(200,958)	$(280,166)	$4,303	$189,219	$579,489
Consolidated net income (loss)	—	—	—	—	—	121,318	—	138,797	260,115
Other comprehensive gain, net of tax	—	—	—	—	—	—	(29,359)	(3,876)	(33,235)
Equity-based compensation, 825,996 shares	8	—	2,909	—	—	—	—	1,454	4,371
Dividends to common stockholders	—	—	—	—	—	(131,360)	—	—	(131,360)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(70,538)	(70,538)
Grant of exchangeability and redemption of limited partnership interests, issuance of 9,445,664 shares	94	—	141,262	—	—	—	—	75,684	217,040
Issuance of Class A common stock (net of costs), 129,151 shares	1	—	860	—	—	—	—	247	1,108
Redemption of FPUs, 539,275 units	—	—	—	—	—	—	—	(835)	(835)
Repurchase of Class A common stock, 1,416,991 shares	—	—	—	—	(9,371)	—	—	(2,743)	(12,114)
Forfeitures of restricted Class A common stock, 270,422 shares	—	—	688	—	(2,002)	—	—	(387)	(1,701)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units, 1,775,481 units	—	—	—	—	—	—	—	6,573	6,573
Re-allocation of equity due to additional investment by founding/working partners	—	—	—	—	—	—	—	(80)	(80)
Issuance of Class A common stock for acquisitions, 1,199,052 shares	12	—	5,112	(4,579)	—	—	—	—	545
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	23,104	7,291	—	—	—	8,695	39,090
Conversion of 8.75% Convertible Notes to Class A common stock, 24,042,599 shares	240	—	117,178	—	—	—	—	32,582	150,000
Reclassification of Redeemable noncontrolling interest to noncontrolling interest for GFI Back-End Merger	—	—	—	—	—	—	—	222,148	222,148
Purchases of Newmark noncontrolling interest	—	—	731	—	—	—	—	(1,219)	(488)
Other	2	—	(2)	—	—	—	—	1,806	1,806

Balance, December 31, 2015	$2,559	$348	$1,109,000	$50,095	$(212,331)	$(290,208)	$(25,056)	$597,527	$1,231,934

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2016

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2016	$2,559	$348	$1,109,000	$50,095	$(212,331)	$(290,208)	$(25,056)	$597,527	$1,231,934
Consolidated net income (loss)	—	—	—	—	—	102,477	—	25,531	128,008
Other comprehensive gain, net of tax	—	—	—	—	—	—	1,857	(733)	1,124
Equity-based compensation, 637,719 shares	6	—	2,999	—	—	—	—	1,563	4,568
Dividends to common stockholders	—	—	—	—	—	(170,795)	—	—	(170,795)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(62,258)	(62,258)
Grant of exchangeability and redemption of limited partnership interests, issuance of 8,705,906 shares	87	—	58,751	—	—	—	—	36,844	95,682
Issuance of Class A common stock (net of costs), 2,004,533 shares	20	—	14,216	—	—	—	—	3,542	17,778
Redemption of FPUs, 460,690 units	—	—	—	—	—	—	—	(2,307)	(2,307)
Repurchase of Class A common stock, 10,823,942 shares	—	—	—	—	(75,984)	—	—	(20,194)	(96,178)
Forfeitures of restricted Class A common stock, 59,317 shares	—	—	132	—	(428)	—	—	(78)	(374)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partners units, 624,762 units	—	—	—	—	—	—	—	2,357	2,357
Issuance of Class A common stock for acquisitions, 1,853,259 shares	18	—	15,683	(9,301)	—	—	—	1,728	8,128
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	8,425	1,678	—	—	—	2,699	12,802
Acquisition of Lucera	—	—	—	—	—	—	—	(29,037)	(29,037)
Deemed contribution due to acquisition of Lucera	—	—	—	—	—	—	—	15,005	15,005
Conversion of 4.50% Convertible Notes to Class A common stock, 6,909 shares	—	—	54	—	—	—	—	14	68
Completion of GFI Back-End Mergers and Issuance of Class A common stock, 23,481,192 shares	235	—	258,440	—	—	—	—	(258,691)	(16)
Purchase of Newmark noncontrolling interest	—	—	(451)	—	—	—	—	(1,608)	(2,059)
Purchase of ELX noncontrolling interest	—	—	(11)	—	—	—	—	(3)	(14)
Other	—	—	(652)	—	—	—	—	(26)	(678)

Balance, December 31, 2016	$2,925	$348	$1,466,586	$42,472	$(288,743)	$(358,526)	$(23,199)	$311,875	$1,153,738

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company servicing the financial and real estate markets through its two segments, Financial Services and Real Estate Services. Through the Company’s financial service brands, including BGC®, GFI®, SunriseTM and R.P. MartinTM, among others, the Company’s Financial Services segment specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through the Company’s electronic brands including FENICS®, BGC Trader™, BGC Market Data, Capitalab® and Lucera®, BGC Partners offers fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

Newmark Grubb Knight Frank (which may be referred to as “Newmark”, or “NGKF”) is the Company’s leading commercial real estate services business. Newmark offers commercial real estate tenants, owner-occupiers, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and real estate finance, consulting, appraisal and valuation, project management and property and facility management.

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

The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers and investment firms. BGC Partners has more than 100 offices globally in major markets including New York and London, as well as in Atlanta, Beijing, Bogotá, Boston, Buenos Aires, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Dublin, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Madrid, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, San Francisco, Santa Clara, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Washington, D.C.

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

During the year ended December 31, 2016, the Company changed the line item formerly known as “Market data and software solutions” to “Data, software and post-trade” in the Company’s consolidated statements of operations. Reclassifications have been made to previously reported amounts to conform to the current presentation.

On November 4, 2016, the Company acquired from Cantor the 80% of the Lucera business (also known as “LFI Holdings, LLC” or “LFI”) not already owned by the Company. Lucera is a technology infrastructure provider tailored to the financial sector headquartered in New York. This transaction has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of the Company have been retrospectively adjusted to include the financial results of Lucera in the current and prior periods as if Lucera had always been consolidated.

The following tables summarize the impact of the transaction to the Company’s consolidated statement of financial condition as of December 31, 2015 and to the Company’s consolidated statements of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	December 31, 2015
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Total assets	$3,991,454	$(8,817)	$3,982,637
Total liabilities	2,691,739	1,819	2,693,558
Total equity	1,242,570	(10,636)	1,231,934
Total liabilities, redeemable partnership interest, and equity	3,991,454	(8,817)	3,982,637

	Year Ended December 31, 2015			Year Ended December 31, 2014
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income (loss) from operations before income taxes	$388,814	$(8,203)	$380,611	$(3,188)	$(10,574)	$(13,762)
Consolidated net income (loss)	268,318	(8,203)	260,115	(3,839)	(10,574)	(14,413)
Net income (loss) attributable to noncontrolling interest in subsidiaries	141,530	(2,733)	138,797	(7,974)	(3,389)	(11,363)
Net income (loss) available to common stockholders	126,788	(5,470)	121,318	4,135	(7,185)	(3,050)
Basic earnings (loss) per share	0.52	(0.02)	0.50	0.02	(0.03)	(0.01)
Diluted earnings (loss) per share	0.50	(0.02)	0.48	0.02	(0.03)	(0.01)

Additionally, the consolidated statements of comprehensive income (loss), consolidated statements of cash flows and consolidated statements of changes in equity have been adjusted to reflect these retrospective adjustments.

The consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated statements of financial condition, the consolidated statements of operations, the consolidated statements of comprehensive income (loss), the consolidated statements of cash flows and the consolidated statements of changes in equity of the Company for the periods presented.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which relates to disclosure of uncertainties about an entity’s ability to continue as a going concern. This ASU provides additional guidance on management’s responsibility to evaluate the condition of an entity and the required disclosures based on this assessment. This guidance was effective for the annual period ending after December 15, 2016. The adoption of this FASB guidance did not impact the Company’s consolidated financial statements.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU will replace certain existing revenue recognition guidance. The guidance, as stated in ASU No. 2014-09, was initially effective beginning on January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers—Deferral of Effective Date, which defers the effective date by one year, with early adoption on the original effective date permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the overall impact that ASU 2014-09 will have on the Company’s financial statements, as well as the method of adoption. The Company currently believes that the most significant impact of this standard on its accounting will be in its Real Estate Services segment, where revenue recognition is currently deferred when future contingencies exist. Based on the Company’s preliminary assessment, the adoption of the new revenue recognition standard may accelerate the timing of revenue recognition where future contingencies exist. The Company is continuing to assess the impact the adoption of this guidance will have on its financial position, results of operations and cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective for the Company beginning January 1, 2017, and early adoption is permitted. The adoption of this FASB guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. The new standard will become effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which makes changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard will become effective for the Company beginning January 1, 2018 and will require adoption on a retrospective basis. The adoption of this FASB guidance will not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new standard will become effective for the Company beginning January 1, 2018 and will require adoption on a retrospective basis. The adoption of this FASB guidance will not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard will become effective for the Company beginning January 1, 2020 and will be applied on a prospective basis, and early adoption is permitted. The adoption of this FASB guidance is not expected to have a material impact on the Company’s consolidated financial statements.

2.	Limited Partnership Interests in BGC Holdings

The Company is a holding company with no direct operations and conducts substantially all of its operations through its operating subsidiaries. Virtually all of the Company’s consolidated net assets and net income are those of consolidated variable interest entities. BGC Holdings, L.P. (“BGC Holdings”) is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC Partners, L.P. (“BGC US”) and BGC Global Holdings L.P. (“BGC Global”), the two operating partnerships. Listed below are the limited partnership interests in BGC Holdings. The founding/working partner units, limited partnership units and limited partnership interests held by Cantor Fitzgerald, L.P. (“Cantor”) (“Cantor units”), each as described below, collectively represent all of the “limited partnership interests” in BGC Holdings.

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

Real Estate Management Services:

Real estate management services revenues include property management, facilities management and project management. Management fees are recognized at the time the related services have been performed, unless future contingencies exist. In addition, with regard to management and facility service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner, which are comprised primarily of on-site employee salaries and related benefit costs. The amounts that are to be reimbursed per the terms of the services contract are recognized as revenue in the same period as the related expenses are incurred. In certain instances, the Company subcontracts property management services to independent property managers, in which case the Company passes a portion of their property management fee on to the subcontractor, and the Company retains the balance. Accordingly, the Company records these fees net of the amounts paid to subcontractors.

Fees from Related Parties:

Fees from related parties consist of charges for back-office services provided to Cantor and its affiliates, including occupancy of office space, utilization of fixed assets, accounting, operations, human resources and legal services and information technology. Revenues are recognized as earned on an accrual basis.

Data, Software and Post-trade:

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

Other Revenues:

Other revenues are earned from various sources including litigation settlements and insurance recoveries.

Other Income (Losses), Net

Gain (Loss) on Divestiture and Sale of Investments:

Gain (loss) on divestiture and sale of investments is comprised of gains or losses recorded in connection with the divestiture of certain businesses or sale of investments (see Note 5—“Divestitures”).

Gains (Losses) on Equity Method Investments:

Gains (losses) on equity method investments represent the Company’s pro rata share of the net gains or losses on investments over which the Company has significant influence but which it does not control.

Other Income (Loss):

Other income (loss) is comprised of gains or losses associated with the earn-out shares related to the Nasdaq transaction and the movements related to the mark-to-market and/or hedges on marketable securities that are classified as trading securities (see Note 5—“Divestitures”).

Segments:

The Company divides its business into segments in accordance with the accounting guidance for segment reporting. The Company’s operations consist of two reportable segments, Financial Services and Real Estate Services.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with maturities of 90 days or less at the date of acquisition that are not segregated under regulatory requirements, other than those used for trading purposes, to be cash equivalents. Cash and cash equivalents include money market funds, deposits with banks, certificates of deposit, commercial paper, and treasury securities.

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

Marketable Securities:

Marketable securities are comprised of securities held for investment purposes and are accounted for in accordance with FASB guidance, Accounting for Certain Investments in Debt and Equity Securities. Certain of the Company’s investment securities are classified as available-for-sale and accordingly reported at fair value. Unrealized gains and losses on marketable securities classified as available-for-sale are included as part of “Accumulated other comprehensive income (loss)” in the Company’s consolidated statements of financial condition. When the fair value of an available-for-sale security is lower than its cost, the Company evaluates the security to determine whether the impairment is considered “other-than-temporary.” If the impairment is considered other-than-temporary, the Company records an impairment charge in the Company’s consolidated statements of operations. Certain Marketable securities are classified as trading securities and accordingly are measured at fair value with any changes in fair value recognized currently in earnings and included in “Other income (loss)” in the Company’s consolidated statements of operations.

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

Accrued Commissions Receivable, Net:

The Company has accrued commissions receivable from securities, commodities and real estate brokerage transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $16.3 million and $21.5 million as of December 31, 2016 and 2015, respectively. The allowance is based on management’s estimate and is reviewed periodically based on the facts and circumstances of each outstanding receivable.

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

Goodwill and Other Intangible Assets, Net:

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in FASB guidance, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performed impairment evaluations for the years ended December 31, 2016, 2015 and 2014 and concluded that there was no impairment of its goodwill or indefinite-lived intangible assets.

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

The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is currently open to examination by tax authorities for tax years beginning 2008 in United States federal, state and local jurisdictions and certain non-U.S. jurisdictions.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, the Company recognizes an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grants of exchangeability to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

The Company has also awarded Preferred Units. Each quarter, the net profits of BGC Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”), which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into the Company’s Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in the Company’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Allocations of net income and grants of exchangeability to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

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

The Company has also issued limited partnership units as part of purchase consideration. These units are accounted for as either equity or liability awards in accordance with FASB guidance. Units that are accounted for as equity awards and are contingent upon the achievement of performance targets are classified as “Contingent Class A Common Stock” in the Company’s consolidated statements of financial condition.

Noncontrolling Interest in Subsidiaries:

Noncontrolling interest in subsidiaries represents equity interests in consolidated subsidiaries that are not attributable to the Company, such as Cantor’s limited partnership interest in BGC Holdings as well as the noncontrolling interest holders’ proportionate share of the profit or loss associated with joint ownership of the Company’s administrative services company in the U.K. (Tower Bridge) and the Company’s Real Estate affiliate entities.

Foreign Currency Transactions:

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the Company’s consolidated statements of financial condition, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on remeasurement of the financial statements of a non-U.S. operation, when the functional currency is the U.S. dollar, are included in the Company’s consolidated statements of operations as part of “Other expenses.” Gains or losses upon translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included within “Other comprehensive income (loss), net of tax” in the Company’s consolidated statements of comprehensive income and as part of “Accumulated other comprehensive income (loss)” in the Company’s consolidated statements of financial condition.

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

GFI

On February 26, 2015, the Company successfully completed its tender offer to acquire shares of common stock, par value $0.01 per share, of GFI for $6.10 per share in cash and accepted for purchase 54.3 million shares tendered to the Company pursuant to the offer. The Tendered Shares, together with the 17.1 million shares already owned by the Company, represented approximately 56% of the then-outstanding shares of GFI. The Company issued payment for the Tendered Shares on March 4, 2015 in the aggregate amount of $331.1 million. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares at that date’s closing price of $5.81 per share, for an aggregate purchase price of $250 million. The purchase price was paid to GFI in the form of a note due on June 19, 2018 that bears an interest rate of LIBOR plus 200 basis points. The new shares and the note eliminate in consolidation. Following the issuance of the new shares, the Company owned approximately 67% of GFI’s outstanding common stock. On January 12, 2016, the Company completed its acquisition of JPI. Shortly following the JPI Merger, a subsidiary of the Company merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The Company issued approximately 23.5 million shares of its Class A common stock and will pay $111.2 million in cash in connection with the closing of the Back-End Mergers ($89.9 million has been paid as of December 31, 2016). Following the closing of the Back-End Mergers, the Company and its affiliates now own 100% of the outstanding shares of GFI common stock. The excess of total consideration over the fair value of the total net assets acquired, of approximately $450.0 million, has been recorded to goodwill and was allocated to the Company’s Financial Services segment. In addition, “Total revenues” in the Company’s consolidated statements of operations for the years ended December 31, 2016 and December 31, 2015 included $544.5 million and $551.5 million, respectively, related to GFI from the date of acquisition.

The following tables summarize the components of the purchase consideration transferred and the allocation of the assets acquired and liabilities assumed based on the fair values as of the acquisition date (in millions, except share and per share amounts).

Calculation of purchase consideration transferred

February 26, 2015
Cash	$331.1
Cost value of shares already owned (17,075,464 shares)	75.1
Redeemable noncontrolling interest (56,435,876 shares at $6.10 per share)	344.3

Total purchase consideration and noncontrolling interest (cost value)	750.5
Appreciation of shares already owned (17,075,464 shares at $6.10 per share less cost value)	29.0

Total purchase consideration and noncontrolling interest (fair value)	$779.5

Allocation of the assets acquired and the liabilities assumed

February 26, 2015
Cash and cash equivalents	$238.8
Receivables from broker-dealers, clearing organizations, customers and related-broker dealers	704.8
Accrued commissions receivable, net	93.6
Fixed assets, net	58.4
Goodwill	450.0
Finite-lived intangible assets:
Non-compete agreement	15.4
Technology	39.2
Customer relationships	133.8
Acquired intangibles	6.7
Indefinite-lived intangible assets:
Trade names	92.1
Other assets	194.2
Assets held for sale	208.3
Short-term borrowings	(70.0)
Accrued compensation	(141.0)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	(648.6)
Accounts payable, accrued and other liabilities	(163.3)
Notes payable and collateralized borrowings	(255.3)
Liabilities held for sale	(175.5)
Pre-existing noncontrolling interest	(2.1)

Total	$779.5

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of GFI had occurred on January 1, 2014, and as if the Company owned 100% of GFI from the date of acquisition. The unaudited pro forma results are not indicative of operations that would have been achieved, nor are they indicative of future results of operations. The unaudited pro forma results do not reflect any potential cost savings or other operations efficiencies that could result from the acquisition. In addition, the unaudited pro forma condensed combined financial information does not include any adjustments in respect of certain expenses recorded in the GFI financial statements that were associated with non-recurring events unrelated to the acquisition and does not include any adjustments in respect of any potential future sales of assets. However, the unaudited pro forma results below for the year ended December 31, 2015 do include non-recurring pro forma adjustments directly related to the acquisition which mainly consisted of: (a) Prior to the acquisition, GFI had entered into an agreement with the CME Group Inc. (“CME”) for CME to acquire GFI. The CME transaction was terminated, and as a result, GFI incurred breakage costs of approximately $24.7 million; (b) Severance and compensation restructuring charges of $22.2 million incurred by GFI; (c) The aggregate of BGC’s and GFI’s professional fees incurred, which totaled $24.9 million; and (d) The $29.0 million gain recorded by the Company upon acquisition of GFI on the 17.1 million shares of GFI common stock owned prior to the completion of the acquisition.

In millions (unaudited)

	Year Ended,
	2015	2014
Pro forma revenues	$2,743.7	$2,662.9
Pro forma consolidated net income (loss)	$258.5	$(133.8)

Lucera

On November 4, 2016, the Company acquired from Cantor the 80% of the Lucera business (also known as “LFI Holdings, LLC” or “LFI”) not already owned by the Company. This transaction has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of the Company have been retrospectively adjusted to include the financial results of Lucera in the current and prior periods.

The assets and liabilities of Lucera have been recorded in the Company’s consolidated statements of financial condition at the seller’s historical carrying value. The excess of the purchase price over Lucera’s net assets was accounted for as an equity transaction for the year ended December 31, 2016 (the period in which the transaction occurred).

Other Acquisitions

During January 2015 to March 2015, the Company completed the acquisition of certain entities of Apartment Realty Advisors (“ARA”) and its members. ARA is the nation’s largest privately held, full service investment brokerage network, focusing exclusively on the multi-housing industry.

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

On September 13, 2016, the Company acquired several management agreement contracts from the John Buck Company, LLC and Buck Management Group, LLC.

On September 23, 2016, the Company completed the acquisition of Perimeter Markets Inc. (“PMI”). PMI develops and operates institutional and retail alternative marketplaces to provide electronic fixed income trading services in Canada.

On September 30, 2016, the Company completed the acquisition of Continental Realty, Ltd. (“Continental Realty”), a Columbus, Ohio-based company. Continental Realty specializes in commercial realty brokerage and property management throughout Ohio.

On October 18, 2016, the Company announced that it had completed the acquisition of Newmark Grubb Mexico City. Newmark Grubb Mexico City is a tenant advisory firm in the Mexico City area.

On December 14, 2016, the Company completed the acquisition of Walchle Lear Multifamily Advisors (“Walchle Lear”). Walchle Lear is a Jacksonville, Florida based multifamily company specializing in investment sales.

On December 15, 2016, the Company completed the acquisition of the business of Sunrise Brokers Group (“Sunrise Brokers”). Sunrise Brokers, based in London with offices in New York and Hong Kong, is an independent financial brokerage with a leading reputation in worldwide equity derivatives.

The total consideration for acquisitions during the year ended December 31, 2016 was approximately $139.0 million in total fair value, comprised of cash and BGC Holdings limited partnership units, of which $28.1 million may be issued contingent on certain targets being met through 2022. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $53.4 million.

The total consideration for acquisitions during the year ended December 31, 2015, other than GFI, was approximately $143.6 million in total fair value, comprised of cash, shares of the Company’s Class A common stock and BGC Holdings limited partnership units, of which $42.0 may be issued contingent on certain targets being met through 2018. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $135.2 million.

During the year ended December 31, 2016, an agreement with the sellers of a prior acquisition was entered into, whereby certain consideration was reduced, which resulted in the return to the Company of 1.6 million partnership units (with an acquisition date fair value of $14.9 million), the reduction of future cash earn-outs of $17.3 million and a repayment to the Company of $1.0 million in cash. As a result, the Company recognized $18.3 million (comprised of $17.3 million earn-out reduction and $1.0 million cash received) in “Other income (loss)” in the Company’s consolidated statements of operations. These reductions were performance-based.

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

On February 3, 2015, GFI entered into an agreement to sell 100% equity ownership of KBL. In May 2015, the Company completed the sale of KBL. The transaction included total cash consideration of $6.1 million and the Company recorded a gain on the sale of $0.8 million, which is included within “Gain (loss) on divestiture and sale of investments” in the Company’s consolidated statements of operations. KBL’s operations prior to the completion of the transaction were included in the Company’s consolidated statements of operations.

Sale of Trayport

In connection with the successful completion of the tender offer to acquire GFI, the Company also acquired GFI’s Trayport business. The Trayport business was GFI’s European electronic energy software business. On December 11, 2015, the Company completed the sale of its Trayport business to Intercontinental Exchange, Inc. (“Intercontinental Exchange” or “ICE”). Under the terms of the purchase agreement, Intercontinental Exchange acquired the Trayport business from the Company in exchange for 2,527,658 ICE common shares issued with respect to the $650.0 million purchase price, which was adjusted at closing. The Company recorded a pre-tax gain on the sale of $391.0 million, net of $10.4 million in fees, which was included within “Gain (loss) on divestiture and sale of investments” in the Company’s consolidated statements of operations for the year ended December 31, 2015. Trayport’s operations prior to the completion of the transaction were included in the Company’s consolidated statements of operations within the Financial Services segment.

During the year ended December 31, 2016, the Company sold investments that had a carrying value of $0.1 million for total proceeds of $7.1 million. As a result of this sale, the Company recognized a $7.0 million gain on the sale of these investments, which is included in “Gain (loss) on divestiture and sale of investments” in the Company’s consolidated statements of operations.

6.	Earnings Per Share

FASB guidance on Earnings Per Share (“EPS”) establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to the Company’s outstanding common stock, FPUs, limited partnership units and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings”).

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$102,477	$121,318	$(3,050)

Basic weighted-average shares of common stock outstanding	277,073	243,460	220,697

Basic earnings (loss) per share	$0.37	$0.50	$(0.01)

Fully diluted EPS is calculated utilizing net income (loss) available to common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on convertible notes, if applicable (see Note 18—“Notes Payable, Collateralized and Short-Term Borrowings”), as the numerator. The denominator is comprised of the Company’s weighted-average number of outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of common stock, including convertible notes, stock options and RSUs. The limited partnership interests generally are potentially exchangeable into shares of Class A common stock and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Fully diluted (loss) earnings per share
Net income (loss) available to common stockholders	$102,477	$121,318	$(3,050)
Allocations of net income (loss) to limited partnership interests in BGC Holdings, net of tax	51,921	32,220	—
Interest expense on convertible notes, net of tax	3,297	8,058	—

Net income (loss) for fully diluted shares	$157,695	$161,596	$(3,050)

Weighted-average shares:
Common stock outstanding	277,073	243,460	220,697
Limited partnership interests in BGC Holdings	145,650	65,582	—
Convertible notes	8,598	23,034	—
RSUs (Treasury stock method)	452	741	—
Other	1,453	2,570	—

Fully diluted weighted-average shares of common stock outstanding	433,226	335,387	220,697

Fully diluted earnings (loss) per share	$0.36	$0.48	$(0.01)

For the years ended December 31, 2016, 2015 and 2014, respectively, approximately 1.2 million, 65.4 million and 152.1 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2016 included, on a weighted-average basis, 1.2 million other securities or other contracts to issue shares of common stock. Anti-dilutive securities for the year ended December 31, 2015 included, on a weighted-average basis, 56.8 million limited partnership interest and 8.6 million other securities or other contracts to issue shares of common stock. These 8.6 million shares represented the weighted average of the 23.5 million shares that were to be issued for the completion of the Company’s acquisition of GFI.

Additionally, as of December 31, 2016, 2015 and 2014, respectively, approximately 5.1 million, 6.6 million and 9.0 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

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

Changes in shares of the Company’s Class A common stock outstanding for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016	2015
Shares outstanding at beginning of period	219,063,365	185,108,316
Share issuances:
Exchanges of limited partnership interests[1]	8,705,906	9,445,664
Issuance of Class A common stock for general corporate purposes	1,648,000	—
Vesting of restricted stock units (RSUs)	637,719	825,996
Acquisitions	25,334,451	1,199,052
Conversion of 8.75% Convertible Notes to Class A common stock	—	24,042,599
Exercise of stock options	76,000	84,421
Other issuances of Class A common stock	287,442	44,730
Treasury stock repurchases	(10,823,942)	(1,416,991)
Forfeitures of restricted Class A common stock	(59,317)	(270,422)

Shares outstanding at end of period	244,869,624	219,063,365

[1]	Because they are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into Class A common shares would not impact the fully diluted number of shares and units outstanding.

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

The Company did not issue any shares of Class B common stock during the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, there were 34,848,107 shares of the Company’s Class B common stock outstanding.

Controlled Equity Offering

The Company has entered into a controlled equity offering (“CEO”) sales agreement with CF&Co (“November 2014 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its CEO sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of December 31, 2016, the Company has sold 14,043,021 shares of Class A common stock under the November 2014 Sales Agreement. For additional information, see Note 14—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. In February 2014, the Company’s Audit Committee authorized such repurchases of stock or units from Cantor, employees and partners. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2016, the Company had approximately $129.7 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units. The table below represents unit redemption and share repurchase activity for the year ended December 31, 2016:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1]
January 1, 2016—March 31, 2016	775,791	$8.59
April 1, 2016—June 30, 2016	1,804,365	8.91
July 1, 2016—September 30, 2016	2,444,069	8.90
October 1, 2016—December 31, 2016	2,515,655	9.54

Total Redemptions	7,539,880	$9.07

Repurchases[2]
January 1, 2016—March 31, 2016	7,187,046	$8.72
April 1, 2016—June 30, 2016	797,189	9.04
July 1, 2016—September 30, 2016	1,341,947	8.90
October 1, 2016—December 31, 2016	1,497,760	9.59

Total Repurchases	10,823,942	$8.88

Total Redemptions and Repurchases	18,363,822	$8.96	$129,741,577

[1]	During the year ended December 31, 2016, the Company redeemed approximately 7.2 million limited partnership units at an aggregate redemption price of approximately $65.7 million for an average price of $9.09 per unit and approximately 319.2 thousand FPUs at an aggregate redemption price of approximately $2.8 million for an average price of $8.64 per unit. During the year ended December 31, 2015, the Company redeemed approximately 7.5 million limited partnership units at an aggregate redemption price of approximately $66.3 million for an average price of $8.86 per unit and approximately 100.0 thousand FPUs at an aggregate redemption price of approximately $0.8 million for an average price of $8.44 per unit.
[2]	During the year ended December 31, 2016, the Company repurchased approximately 10.8 million shares of its Class A common stock at an aggregate purchase price of approximately $96.0 million for an average price of $8.88 per share. During the year ended December 31, 2015, the Company repurchased approximately 1.4 million shares of its Class A common stock at an aggregate purchase price of approximately $12.1 million for an average price of $8.55 per share.

The table above represents the gross unit redemptions and share repurchases of the Company’s Class A common stock during the year ended December 31, 2016. Approximately 5.9 million of the 7.5 million units above were redeemed using cash from the Company’s CEO program, and therefore did not impact the fully diluted number of shares and units outstanding. The remaining redemptions along with the Class A common stock repurchases resulted in a 12.4 million reduction in the fully diluted share count. This net reduction cost the Company approximately $110.5 million (or $8.90 per share/unit) during the year ended December 31, 2016. This reduction partially offset the overall growth in the fully diluted share count which resulted from shares issued for equity-based compensation, front office hires, acquisitions and general corporate purposes.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the year ended December 30, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2016	2015
Balance at beginning of period	$57,145	$59,501
Consolidated net income allocated to FPUs	7,023	5,121
Earnings distributions	(7,482)	(3,227)
FPUs exchanged	(3,128)	(1,933)
FPUs redeemed	(980)	(2,470)
Other	(1)	153

Balance at end of period	$52,577	$57,145

8.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $35.4 million as of December 31, 2016 and $32.4 million as of December 31, 2015. For additional information, see Note 13—“Fair Value of Financial Assets and Liabilities.”

9.	Collateralized Transactions

Reverse Repurchase Agreements

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

As of December 31, 2016, Cantor facilitated Reverse Repurchase Agreements on behalf of the Company, and consequently the Company had $54.7 million of Reverse Repurchase Agreements outstanding with Cantor.

As of December 31, 2016, the Company had received, as collateral, U.S. Treasury or other fixed income securities with a fair value of $54.7 million, all of which pertained to overnight Reverse Repurchase Agreements that were transacted as part of the Company’s cash management strategy.

As of December 31, 2015, the Company had no Reverse Repurchase Agreements.

Securities Loaned

As of December 31, 2016, the Company had no Securities loaned transactions. As of December 31, 2015, the Company had Securities loaned transactions of $117.9 million with CF&Co. The market value of the securities lent was $116.3 million. As of December 31, 2015, the cash collateral received from CF&Co bore interest rates ranging from 0.80% to 1.00%. Securities loaned transactions are included in “Securities loaned” in the Company’s consolidated statements of financial condition.

10.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $164.8 million and $650.4 million as of December 31, 2016 and December 31, 2015, respectively.

As of December 31, 2016 and December 31, 2015, the Company held Marketable securities classified as trading securities with a market value of $154.8 million and $644.9 million, respectively. These securities are measured at fair value, with any changes in fair value recognized currently in earnings and included in “Other income (loss)” in the Company’s consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, the Company recognized a net gain (realized and unrealized) of $13.9 million, $31.4 million and $8.6 million, respectively, related to the mark-to-market on these shares and any related hedging transactions when applicable.

In connection with the Company’s sale of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, Inc. (“Nasdaq,” formerly known as “NASDAQ OMX Group, Inc.”) on June 28, 2013, the Company will receive a remaining earn-out of up to 10,914,717 shares of Nasdaq common stock ratably over the next approximately 11 years, provided that Nasdaq, as a whole, produces at least $25 million in gross revenues each year. During the years ended December 31, 2016, 2015 and 2014, in connection with the Nasdaq earn-out, the Company recognized gains of $67.0 million, $52.9 million and $42.1 million, respectively, in “Other income (loss)” in the Company’s consolidated statements of operations.

As of December 31, 2016 and December 31, 2015, the Company held Marketable securities classified as available-for-sale with a market value of $10.0 million and $5.5 million, respectively. These securities are measured at fair value, with unrealized gains or losses included as part of “Other comprehensive income (loss)” in the Company’s consolidated statements of comprehensive income (loss). During the years ended December 31, 2016, 2015 and 2014, the Company recognized a gain of $0.7 million, $13.9 million and $19.1 million, respectively, related to these Marketable securities classified as available-for-sale. In addition, for the year ended December 31, 2015, the Company recorded a $29.0 million gain upon acquisition of GFI on the 17.1 million shares of GFI common stock owned prior to the completion of the acquisition, which were previously classified as available-for-sale marketable securities. The $29.0 million gain previously recorded in “Accumulated other comprehensive income (loss)” was recorded as a gain in “Other income (loss)” in the Company’s consolidated statements of operations.

During the year ended December 31, 2016, the Company purchased Marketable securities with a market value of $53.0 million at the time of purchase and sold Marketable securities with a market value of $516.8 million at the time of sale. The majority (or $468.5 million) of the Marketable securities sold during the year ended December 31, 2016 was related to the shares of ICE that the Company received for the sale of Trayport in December 2015.

11.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s Nasdaq shares and/or ICE shares (see Note 12—“Derivatives”). As of December 31, 2016 and December 31, 2015, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$344,962	$692,530
Receivables from clearing organizations	135,175	92,915
Other receivables from broker-dealers and customers	13,993	18,356
Net pending trades	—	6,544
Open derivative contracts	3,427	1,999

Total	$497,557	$812,344

Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$301,873	$660,365
Payables to clearing organizations	22,170	30,037
Other payables to broker-dealers and customers	19,581	23,287
Net pending trades	29,962	—
Open derivative contracts	1,566	1,134

Total	$375,152	$714,823

A portion of these receivables and payables are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of December 31, 2016 have subsequently settled at the contracted amounts.

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

	December 31, 2016		December 31, 2015
Derivative contract	Assets	Liabilities	Assets	Liabilities
Futures	$—	$512	$39	$44
Interest rate swaps	202	—	256	—
Foreign exchange swaps	2,946	977	883	375
Foreign exchange/commodities options	244	41	—	537
Forwards	35	36	821	178

Total	$3,427	$1,566	$1,999	$1,134

The notional amounts of these derivative contracts at December 31, 2016 and December 31, 2015 were $12.1 billion and $10.9 billion, respectively. At December 31, 2016, the notional amounts primarily consisted of long futures and short futures of $5.8 billion each. As of December 31, 2016, these notional values of long and short futures contracts were primarily related to fixed income futures in a consolidated VIE acquired in the acquisition of GFI, of which the Company’s exposure to economic loss is approximately $3.5 million.

The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. Certain of the Company’s foreign exchange swaps are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position at December 31, 2016 was $3.4 million.

The change in fair value of interest rate swaps, futures, foreign exchange/commodities options and foreign exchange swaps is reported as part of “Principal transactions” in the Company’s consolidated statements of operations, and the change in fair value of equity options related to the Nasdaq and ICE hedges is included as part of “Other income (loss)” in the Company’s consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
Derivative contract	2016	2015	2014
Futures	$8,436	$11,261	$—
Interest rate swaps	3	(48)	105
Foreign exchange swaps	987	(72)	(264)
Foreign exchange/commodities options	13,312	6,294	—
Forwards	152	508	—
Equity options	4,551	—	2,045

Gain (loss)	$27,441	$17,943	$1,886

As described in Note 18—“Notes Payable, Collateralized and Short-Term Borrowings,” on July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”) that contained an embedded conversion feature. The conversion feature met the requirements to be accounted for as an equity instrument, and the Company classified the conversion feature within “Additional paid-in capital” in the Company’s consolidated statements of financial condition. At the issuance of the 4.50% Convertible Notes, the embedded conversion feature was measured at approximately $19.0 million on a pre-tax basis ($16.1 million net of taxes and issuance costs) as the difference between the proceeds received and the fair value of a similar liability without the conversion feature and was not subsequently re-measured.

On July 13, 2016, certain holders of the 4.50% Convertible Notes converted $68.0 thousand in principal amount of notes, and upon conversion, the Company delivered 6,909 shares of its Class A common stock to such holders. On July 15, 2016, the Company, upon maturity, repaid the remaining approximately $159.9 million principal amount of its 4.50% Convertible Notes.

Also in connection with the issuance of the 4.50% Convertible Notes, the Company entered into capped call transactions. The capped call transactions met the requirements to be accounted for as equity instruments, and the Company classified the capped call transactions within “Additional paid-in capital” in the Company’s consolidated statements of financial condition. The purchase price of the capped call transactions resulted in a decrease to “Additional paid-in capital” of $11.4 million on a pre-tax basis ($9.9 million on an after-tax basis) at the issuance of the 4.50% Convertible Notes, and such capped call transactions were not subsequently remeasured. The capped call transactions expired unexercised on July 13, 2016. The expiration of the capped call transactions had no financial statement impact.

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

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at December 31, 2016 and December 31, 2015 (in thousands):

	Assets at Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$164,820	$—	$—	$—	$164,820
Government debt	35,190	—	—	—	35,190
Securities owned—Equities	167	—	—	—	167
Forwards	—	57	—	(22)	35
Foreign exchange swaps	—	3,441	—	(495)	2,946
Interest rate swaps	—	231	—	(29)	202
Foreign exchange/commodities options	244	—	—	—	244

Total	$200,421	$3,729	$—	$(546)	$203,604

	Liabilities at Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Forwards	$—	$58	$—	$(22)	$36
Foreign exchange swaps	—	1,472	—	(495)	977
Futures	—	512	—	—	512
Interest rate swaps	—	29	—	(29)	—
Foreign exchange/commodities options	41	—	—	—	41
Contingent consideration	—	—	55,614	—	55,614

Total	$41	$2,071	$55,614	$(546)	$57,180

	Assets at Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$650,315	$85	$—	$—	$650,400
Government debt	32,352	—	—	—	32,352
Securities owned—Equities	9	—	—	—	9
Forwards	—	869	—	(48)	821
Foreign exchange swaps	—	1,256	—	(373)	883
Interest rate swaps	—	283	—	(27)	256
Futures	—	39	—	—	39
Foreign exchange/commodities options	309	—	—	(309)	—

Total	$682,985	$2,532	$—	$(757)	$684,760

	Liabilities at Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Forwards	$—	$226	$—	$(48)	$178
Futures	—	44	—	—	44
Government debt	12	—	—	—	12
Foreign exchange/commodities options	846	—	—	(309)	537
Foreign exchange swaps	—	748	—	(373)	375
Interest rate swaps	—	27	—	(27)	—
Contingent consideration	—	—	65,043	—	65,043

Total	$858	$1,045	$65,043	$(757)	$66,189

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the year ended December 31, 2016 are as follows (in thousands):

	Opening Balance	Total realized and unrealized gains (losses) included in Net income (loss) (1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at December 31, 2016	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at December 31, 2016
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$65,043	$13,751	$195	$23,573	$(19,056)	$55,614	$(3,320)

(1)	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s consolidated statements of operations.

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the year ended December 31, 2015 are as follows (in thousands):

	Opening Balance	Total realized and unrealized gains (losses) included in Net income (loss) (1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at December 31, 2015	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at December 31, 2015
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$56,299	$74	$225	$22,834	$(13,791)	$65,043	$299

(1)	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s consolidated statements of operations.

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition			Net Amount
				Gross Amounts Not Offset
				Financial Instruments	Cash Collateral Received
Assets
Forwards	$57	$22	$35	$—	$—	$35
Foreign exchange swaps	3,441	495	2,946	—	—	2,946
Interest rate swaps	231	29	202	—	—	202
Foreign exchange /commodities options	244	—	244	—	—	244

Total	$3,973	$546	$3,427	$—	$—	$3,427

Liabilities
Forwards	$58	$22	$36	$—	$—	$36
Foreign exchange swaps	1,472	495	977	—	—	977
Interest rate swaps	29	29	—	—	—	—
Futures	512	—	512	—	—	512
Foreign exchange /commodities options	41	—	41	—	—	41

Total	$2,112	$546	$1,566	$—	$—	$1,566

	December 31, 2015
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition			Net Amount
				Gross Amounts Not Offset
				Financial Instruments	Cash Collateral Received
Assets
Forwards	$869	$48	$821	$—	$—	$821
Foreign exchange swaps	1,256	373	883	—	—	883
Interest rate swaps	283	27	256	—	—	256
Futures	39	—	39	—	—	39
Foreign exchange /commodities options	309	309	—	—	—	—

Total	$2,756	$757	$1,999	$—	$—	$1,999

Liabilities
Forwards	$226	$48	$178	$—	$—	$178
Foreign exchange swaps	748	373	375	—	—	375
Interest rate swaps	27	27	—	—	—	—
Futures	44	—	44	—	—	44
Foreign exchange /commodities options	846	309	537	—	—	537

Total	$1,891	$757	$1,134	$—	$—	$1,134

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

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of December 31, 2016	Valuation Technique	Unobservable Inputs	Range		Weighted Average
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$55,614	Present value of expected payments	Discount rate Probability of meeting earnout	3.3%-9.2 75%-100	% %	6.3 96	% % (1)

(1)	The probability of meeting the earnout targets as of December 31, 2016 was based on the acquired businesses’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2015	Valuation Technique	Unobservable Inputs	Range		Weighted Average
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$65,043	Present value of expected payments	Discount rate Probability of meeting earnout	0.3%-11.0 15%-100	% %	5.6 97	% % (1)

(1)	The probability of meeting the earnout targets as of December 31, 2015 was based on the acquired businesses’ projected future financial performance, including revenues.

Valuation Processes – Level 3 Measurements

Valuations for contingent consideration are conducted by the Company. Each reporting period, the Company updates unobservable inputs. The Company has a formal process to review changes in fair value for satisfactory explanation.

Sensitivity Analysis – Level 3 Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. As of December 31, 2016 and December 31, 2015, the present value of expected payments related to the Company’s contingent consideration was $55.6 million and $65.0 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $69.0 million and $76.1 million, respectively.

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

For the years ended December 31, 2016, 2015 and 2014, the Company recognized related party revenues of $24.2 million, $25.3 million and $28.4 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the

Company. For the years ended December 31, 2016, 2015 and 2014, the Company was charged $52.1 million, $43.7 million and $34.3 million, respectively, for the services provided by Cantor and its affiliates, of which $28.2 million, $25.6 million and $22.2 million, respectively, were to cover compensation to leased employees for the years ended December 31, 2016, 2015 and 2014. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

For the years ended December 31, 2016, 2015 and 2014, Cantor’s share of the net profit in Tower Bridge was $2.5 million, $2.0 million and $2.5 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition.

Equity Method Investment

On June 3, 2014, the Company’s Board of Directors and Audit Committee authorized the purchase of 1,000 Class B Units of Lucera, representing 10% of the issued and outstanding Class B Units of Lucera after giving effect to the transaction. On the same day, the Company completed the acquisition for $6.5 million and was granted an option to purchase an additional 1,000 Class B Units of Lucera for an additional $6.5 million. On January 15, 2016, the Company closed on the exercise of its option to acquire additional Class B Units of Lucera. At the closing, the Company made a payment of $6.5 million to Lucera. As a result of the option exercise, the Company had a 20% ownership interest in Lucera.

On October 25, 2016, the Company’s Board of Directors and Audit Committee authorized the purchase of 9,000 Class B Units of Lucera, representing all of the issued and outstanding Class B Units of Lucera not already owned by the Company. On November 4, 2016, the Company completed this transaction. As a result of this transaction, the Company owns 100% of the ownership interests in Lucera.

In the purchase agreement, Cantor agreed, subject to certain exceptions, not to solicit certain senior executives of Lucera’s business and was granted the right to be a customer of Lucera’s businesses on the best terms made available to any other customer. The aggregate purchase price paid by the Company to Cantor consisted of approximately $24.2 million in cash plus a $4.8 million post-closing adjustment determined after closing based on netting Lucera’s expenses paid by Cantor after May 1, 2016 against accounts receivable owed to Lucera by Cantor for access to Lucera’s business from May 1, 2016 through the closing date. The Company previously had a 20% ownership interest in Lucera and accounted for its investment using the equity method. The transaction has been accounted for as a transaction between entities under common control.

During the years ended December 31, 2016, 2015 and 2014, respectively, Lucera had $2.9 million, $2.5 million and $1.3 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade in the Company’s consolidated statements of operations.” Also during the years ended December 31, 2016 and 2014, respectively, Cantor made capital contributions to Lucera of $15.0 million and $12.2 million. Cantor made no capital contributions to Lucera during the year ended December 31, 2015.

Clearing Agreement with Cantor

The Company receives certain clearing services from Cantor pursuant to its clearing agreement. These clearing services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s consolidated statements of operations. The costs for these services were immaterial for the year ended December 31, 2016.

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2016 and December 31, 2015, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the years ended December 31, 2016, 2015 and 2014, the Company recognized its share of foreign exchange gains of $4.2 million, losses of $496 thousand and gains of $934 thousand, respectively. These gains and losses are included as part of “Other expenses” in the Company’s consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Company’s Audit Committee. During the years ended December 31, 2016, 2015 and 2014, the Company recorded revenues from Cantor entities of $0.1 million, $0.3 million and $0.4 million, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2016 and December 31, 2015, the Company did not have any investments in the program.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 14,683,401 shares of Class A common stock owned by them as of December 31, 2016 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short-term borrowing rate then in effect, plus 1%. On October 1, 2015, the Company borrowed $100.0 million under this facility (the “Cantor Loan”). The Company did not have any interest expense related to the Cantor Loan for the year ended December 31, 2016. The Company recorded interest expense related to the Cantor Loan of $0.8 million for the year ended December 31, 2015. The Cantor Loan was repaid on December 31, 2015. As of December 31, 2016, there were no borrowings outstanding under this facility.

As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2016, Cantor facilitated reverse repurchase agreements on the Company’s behalf, and consequently the Company had $54.7 million of reverse repurchase agreements outstanding with Cantor. As of December 31, 2015, the Company had no reverse repurchase agreements.

On February 9, 2016, the Audit Committee of the Board of Directors authorized the Company to enter into an arrangement with Cantor in which the Company would provide dedicated development services to Cantor at a cost to the Company not to exceed $1.4 million per year for the purpose of Cantor developing the capacity to provide quotations in certain securities from time to time. The services are terminable by either party at any time and will be provided on the terms and conditions set forth in the existing Administrative Services Agreement. The Company provided development services to Cantor in the year ended December 31, 2016 under this arrangement. The cost of development services provided to date is approximately $1.2 million.

In July 2016, the Audit Committee of the Company authorized the Company to provide real estate and related services, including real estate advice, brokerage, property or facilities management, appraisals and valuations and other services, to Cantor on rates and terms no less favorable to the Company than those charged to third-party customers. The Company and Cantor expect to enter into these arrangements from time to time. The Company did not provide any such real estate and related services in the year ended December 31, 2016.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition. As of December 30, 2016 and December 31, 2015, the Company had receivables from Freedom International Brokerage of $1.3 million and $4.1 million, respectively. As of December 31, 2016 and December 31, 2015, the Company had $3.0 million and $0.9 million, respectively, in receivables from Cantor related to open derivative contracts. As of December 31, 2016 and December 31, 2015, the Company had $1.0 million and $0.4 million, respectively, in payables to Cantor related to open derivative contracts. Additionally, as of December 31, 2015, the Company had $4.6 million in payables to Cantor related to fails and equity trades pending settlement. As of December 31, 2016, the Company did not have any payables to Cantor related to fails and pending trades.

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

As of December 31, 2016 and December 31, 2015, the aggregate balance of employee loans, net of reserve, was $267.5 million and $158.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2016, 2015 and 2014 was $55.8 million, $86.7 million and $25.7 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

Interest income on the above-mentioned employee loans for the years ended December 31, 2016, 2015 and 2014 was $5.8 million, $3.9 million and $3.6 million, respectively. The interest income related to these employee loans is included as part of “Interest income” in the Company’s consolidated statements of operations.

8.75% Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of 8.75% Convertible Senior Notes due 2015 (the “8.75% Convertible Notes”) to Cantor in a private placement transaction. The Company used the proceeds of the 8.75% Convertible Notes to repay at maturity $150.0 million aggregate principal amount of Senior Notes due April 1, 2010. On April 13, 2015, the Company’s 8.75% Convertible Notes, due April 15, 2015, were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, and the shares were issued to Cantor as settlement of the notes. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.8 million and $13.1 million for the years ended December 31, 2015 and 2014, respectively. See Note 18—“Notes Payable, Collateralized and Short-Term Borrowings,” for more information. On June 15, 2015, the Company filed a resale registration statement on Form S-3 pursuant to which 24,042,599 shares of Class A common stock may be sold from time to time by Cantor or by certain of its pledgees, donees, distributees, counterparties, transferees or other successors in interest of the shares, including banks or other financial institutions which may enter into stock pledge, stock loan or other financing transactions with Cantor or its affiliates, as well as by their respective pledgees, donees, distributees, counterparties, transferees or other successors in interest.

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

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company has entered into the November 2014 Sales Agreements with CF&Co, as the Company’s sales agent. During the year ended December 31, 2016, the Company sold 7.6 million shares under its sales agreements with CF&Co for aggregate proceeds of $70.4 million, at a weighted-average price of $9.28 per share. During the year ended December 31, 2015, the Company sold 6.9 million shares under its sales agreements with CF&Co for aggregate proceeds of $62.4 million, at a weighted-average price of $9.07 per share. For the years ended December 31, 2016, 2015 and 2014, the Company was charged approximately $1.4 million, $1.2 million and $1.3 million, respectively, for services provided by CF&Co related to the Company’s sales agreements with CF&Co. These expenses are included as part of “Professional and consulting fees” in the Company’s consolidated statements of operations.

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

On October 3, 2014, management was granted approval by the Company’s Board of Directors and Audit Committee to enter into stock loan transactions with CF&Co utilizing shares of Nasdaq stock or other equities. Such stock loan transactions will bear market terms and rates. As of December 31, 2016, the Company had no Securities loaned transactions with CF&Co. As of December 31, 2015, the Company had securities loaned transactions of $117.9 million with CF&Co. The market value of the securities lent was $116.3 million. As of December 31, 2015, the cash collateral received from CF&Co bore interest rates ranging from 0.80% to 1.00%. Securities loaned transactions are included in “Securities loaned” in the Company’s consolidated statements of financial condition.

On December 9, 2014, the Company issued an aggregate of $300 million principal amount of 5.375% Senior Notes due in 2019 (“the 5.375% Senior Notes”). During the year ended December 31, 2014, the Company recorded $252 thousand in underwriting or advisory fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P., a registered broker dealer affiliate of Cantor, related to these Senior Notes. These fees were recorded as debt issuance costs and are amortized over the term of the notes.

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

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). In connection with this issuance of 5.125% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor, purchased $15 million of such senior notes and still holds such notes as of December 31, 2016.

Under rules adopted by the Commodity Futures Trading Commission (the “CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the

Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement. During the years ended December 31, 2016 and 2015, the Company recorded fees of $125,000 and $188,542 with respect to these guarantees. The Company did not have any such fees for the year ended December 31, 2014. These fees were included in “Fees to related parties” in the Company’s consolidated statements of operations.

Transactions with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized the Company to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with the Company’s acquisition and other business strategies in commercial real estate and other businesses. Such services are provided at fees not to exceed the fully-allocated cost of such services, plus 10%. In connection with this agreement, the Company did not recognize any expense for the years ended December 31, 2016, 2015 and 2014.

The Company also has a referral agreement in place with CCRE, in which the Company’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement, the Company recognized revenues of $8.9 million, $2.0 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. This revenue was recorded as part of “Commissions” in the Company’s consolidated statements of operations.

The Company also has a revenue-share agreement with CCRE, in which the Company pays CCRE for referrals for leasing or other services. In connection with this agreement, the Company paid $0.4 million and $0.3 million to CCRE for the years ended December 31, 2016 and 2015, respectively. There were no such payments for the year ended December 31, 2014.

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

On November 7, 2016, the Company issued exchange rights with respect to, and Cantor purchased, in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act, an aggregate of 624,762 exchangeable limited partnership units in BGC Holdings, as follows: In connection with the redemption by BGC Holdings of an aggregate of 141,523 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $560,190, Cantor purchased 141,523 exchangeable limited partnership units from BGC Holdings for an aggregate of $560,190. In addition, pursuant to the Sixth Amendment, on November 7, 2016, Cantor purchased 483,239 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $1,796,367 in connection with the grant of exchangeability and exchange for 483,239 founding partner units. Subsequent to these transactions, there were 548,259 FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

As of December 31, 2016, there were 650,364 FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

Transactions with Executive Officers and Directors

On January 21, 2014, the Compensation Committee authorized the acceleration of restrictions with respect to an aggregate of 1,254,723 shares of restricted Class A common stock held by the Company’s executive officers as follows: Mr. Lutnick (the Company’s Chief Executive Officer), 628,872 shares (Mr. Lutnick does not currently intend to sell any of these shares); Mr. Lynn (the Company’s President), 424,347 shares; Mr. Merkel (the Company’s Executive Vice President, General Counsel and Secretary), 14,689 shares; Mr. Windeatt (the Company’s Chief Operating Officer), 146,843 shares; and Mr. Sadler (the Company’s former Chief Financial Officer), 39,972 shares. The Compensation Committee authorized the Company to repurchase any or all of such shares from the executive officers at a price of $6.51 per share, which was the closing price of the Company’s Class A common stock on January 21, 2014.

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

On May 9, 2014, partners of BGC Holdings approved the Tenth Amendment to the Agreement of Limited Partnership of BGC Holdings (the “Tenth Amendment”) effective as of May 9, 2014. In order to facilitate partner compensation and for other corporate purposes, the Tenth Amendment created a new class of partnership units (“NPSUs”).

On December 14, 2016, the Company entered into the Twelfth Amendment to the Agreement of Limited Partnership of the Partnership, effective as of October 1, 2016 (the “Twelfth Amendment”), which was entered into to amend certain terms and conditions of the Partnership’s N Units in order to provide flexibility to the Company and the Partnership in using such N Units in connection with compensation arrangements and practices. The Twelfth Amendment provides for a minimum $5 million gross revenue requirement in a given quarter as a condition for an N Unit to be replaced by another type of Partnership unit in accordance with the Partnership Agreement and the grant documentation. The Twelfth Amendment was approved by the Audit Committee of the Board of Directors of the Company.

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

On January 30, 2015, the Compensation Committee approved the acceleration of the lapse of restrictions on transferability with respect to an aggregate of 598,904 shares of restricted stock held by the Company’s executive officers as follows: Mr. Lynn, 455,733 shares; Mr. Merkel, 16,354 shares; Mr. Windeatt, 95,148 shares; and Mr. Sadler, 31,669 shares. On January 30, 2015, these executives sold these shares to the Company at $7.83 per share. In connection with such sales, an aggregate of 87,410 of LPUs were redeemed for zero as follows: Mr. Lynn, 68,381 units; Mr. Windeatt, 14,277 units; and Mr. Sadler 4,752 units.

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

On February 24, 2016, the Compensation Committee approved the acceleration of the lapse of restrictions on transferability with respect to 612,958 shares of restricted stock held by the Company’s executive officers as follows: Mr. Lynn, 431,782 shares; Mr. Merkel, 150,382 shares; and Mr. Sadler, 30,794 shares. On February 24, 2016, Messrs. Lynn and Sadler sold these shares to the Company at $8.40 per share, and Mr. Merkel sold 120,000 of such shares to the Company at $8.40 per share. In connection with such transaction, 64,787 of Mr. Lynn’s and 4,621 of Mr. Sadler’s partnership units were redeemed for zero.

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

On March 9, 2016, Mr. Lutnick exercised an employee stock option with respect to 250,000 shares of Class A common stock at an exercise price of $8.42 per share. The net exercise of the option resulted in 17,403 shares of the Company’s Class A common stock being issued to Mr. Lutnick. On November 11, 2016, Mr. Lutnick exercised an employee stock option with respect to 800,000 shares of Class A common stock at an exercise price of $8.80 per share. The net exercise of the option resulted in 51,064 shares of the Company’s Class A common stock being issued to Mr. Lutnick.

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

On November 10, 2016, Mr. Dalton exercised a stock option with respect to 7,534 shares of Class A common stock at an exercise price of $8.87 per share.

Transactions with Relief Fund

During the year ended December 31, 2015, the Company made an interest-free loan to the Cantor Fitzgerald Relief Fund (the “Relief Fund”) for $1.0 million in connection with the Company’s annual Charity Day. As a result of the loan, the Relief Fund issued a promissory note to the Company in the aggregate principal amount of $1.0 million due on August 4, 2016. On March 2, 2016, the promissory note was canceled in connection with charitable contribution commitments related to the Company’s annual Charity Day.

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s consolidated statements of operations for the year ended December 31, 2015. As of December 31, 2016, the remaining liability associated with this commitment was $30.7 million, which is included in “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

On February 23, 2016, the Company purchased from the Relief Fund 970,639 shares of the Company’s Class A common stock at a price of $8.72 per share, the closing price on the date of the transaction. On November 16, 2016, the Company purchased from the Relief Fund 166,238 shares of the Company’s Class A common stock at a price of $9.74 per share, the closing price on the date of the transaction.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million, to $16.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the years ended December 31, 2016 and 2015, the Company made $1.2 million and $1.3 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s consolidated statements of financial condition.

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

15.	Investments

Equity Method and Similar Investments

(in thousands)	Percent Ownership[1]	December 31, 2016	December 31, 2015
Advance Markets Holdings	42%	$11,051	$10,584
Freedom International Brokerage	45%	8,621	8,305
China Credit BGC Money Broking Company Limited	33%	6,361	4,213
Qubed Derivatives	50%	1,889	1,620
Other		2,922	2,442

Equity method investments		$30,844	$27,164
Cost method investments		2,595	2,595

Investments		$33,439	$29,759

[1]	Represents the Company’s voting interest in the equity method investment as of December 31, 2016.

The Company recognized a gain of $3.5 million, a gain of $1.6 million and a loss of $8.0 million related to its equity method investments for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s share of the gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s consolidated statements of operations. The sale of KBL (see Note 5–“Divestitures”) in May 2015 included equity method investments acquired as a result of the GFI transactions. Through the date of sale, the Company’s share of gain on these investments was $1.0 million. The Company’s total share of gains and losses is reflected in “Gains (losses) on equity method investments” in the Company’s consolidated statement of operations.

On December 23, 2014, ELX, which had previously been accounted for using the equity method, was consolidated into the Company’s financial statements.

On November 4, 2016, the Company acquired a controlling interest in Lucera, which had previously been accounted for using the equity method. This transaction resulted in the consolidation of the entity in the Company’s consolidated financial statements (see Note 14—“Related Party Transactions”) for more information.

Summarized condensed financial information for the Company’s equity method investments is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Statements of operations:
Total revenues	$78,539	$60,889	$46,062
Total expenses	69,961	55,395	56,397

Net income ( loss)	$8,578	$5,494	$(10,335)

	December 31,
	2016	2015
Statements of financial condition:
Cash and cash equivalents	$43,509	$25,694
Fixed assets, net	3,000	3,023
Other assets	55,089	34,082

Total assets	$101,598	$62,799

Payables to related parties	3,071	3,365
Other liabilities	65,011	31,655
Total equity and partners’ capital	33,516	27,779

Total liabilities, equity and partners’ capital	$101,598	$62,799

See Note 14—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s consolidated financial statements.

Investments in Variable Interest Entities

Certain of the Company’s equity method investments included in the tables above are considered Variable Interest Entities (“VIEs”), as defined under the accounting guidance for consolidation. The Company is not considered the primary beneficiary of, and therefore does not consolidate these VIEs. The Company’s involvement with such entities is in the form of direct equity interests and related agreements. The Company’s maximum exposure to loss with respect to the VIEs is its investment in such entities as well as a credit facility and a subordinated loan.

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of December 31, 2016 and December 31, 2015. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	December 31, 2016		December 31, 2015
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$4,608	$5,588	$3,858	$4,838

[1]	The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. As of December 31, 2016, the Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.

Consolidated VIE

Through the acquisition of GFI, the Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $6.8 million as of December 31, 2016, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.4 million as of December 31, 2016. The Company’s exposure to economic loss on this VIE is approximately $3.5 million.

Cost Method Investments

The Company had previously acquired investments for which it did not have the ability to exert significant influence over operating and financial policies. The investments are generally accounted for using the cost method of accounting in accordance with FASB guidance, Investments—Other. The carrying value of the cost method investments was $2.6 million as of December 31, 2016 and December 31, 2015, and is included in “Investments” in the Company’s consolidated statements of financial condition.

16.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Computer and communications equipment	$130,538	$147,385
Software, including software development costs	130,397	140,997
Leasehold improvements and other fixed assets	154,602	137,795

	415,537	426,177
Less: accumulated depreciation and amortization	(249,670)	(278,672)

Fixed assets, net	$165,867	$147,505

Depreciation expense was $29.0 million, $33.4 million and $30.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

The Company has approximately $6.1 million of asset retirement obligations related to certain of its leasehold improvements. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the years ended December 31, 2016, 2015 and 2014, software development costs totaling $25.0 million, $18.5 million and $12.7 million, respectively, were capitalized. Amortization of software development costs totaled $26.8 million, $22.9 million and $11.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

Impairment charges of $4.4 million, $19.1 million and $4.2 million were recorded for the years ended December 31, 2016, 2015 and 2014, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. In connection with the acquisition of GFI, the Company evaluated the combined portfolios of capitalized software projects and fixed assets and, as a result, identified certain redundancies and assets no longer in service which resulted in impairment charges. The impairment charges for the years ended December 31, 2016, 2015 and 2014 were related to the Financial Services segment. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s consolidated statements of operations.

17.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2016 and 2015 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2014	$134,898	$257,672	$392,570
Acquisitions	453,833	127,685	581,518
Divestitures	(163,300)	—	(163,300)
Measurement period adjustments	(2,658)	7,480	4,822
Cumulative translation adjustment	(3,844)	—	(3,844)

Balance at December 31, 2015	$418,929	$392,837	$811,766
Acquisitions	36,281	17,086	53,367
Measurement period adjustments	(3,803)	2,732	(1,071)
Cumulative translation adjustment	(372)	—	(372)

Balance at December 31, 2016	$451,035	412,655	$863,690

During the year ended December 31, 2016, the Company recognized additional goodwill of approximately $36.3 million which was allocated to the Company’s Financial Services segment, and $17.1 million which was allocated to the Company’s Real Estate Services segment. See Note 4—“Acquisitions” for more information.

During the year ended December 31, 2015, the Company completed the sale of its Trayport business, which is reflected in the reductions of goodwill recorded at the Company’s Financial Services segment. See Note 5—“Divestitures” for more information.

During the year ended December 31, 2016, the Company recognized measurement period adjustments of approximately $(3.8) million relating to Financial Services, and $2.7 million for Real Estate Services.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets. The Company completed its annual goodwill impairment testing during the fourth quarter of 2016, which did not result in any goodwill impairment.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$127,749	$14,386	$113,363	17.7
Technology	24,570	6,275	18,295	5.2
Noncompete agreements	16,478	7,597	8,881	2.7
Patents	10,300	8,432	1,868	1.7
All other	13,426	5,996	7,430	3.7

Total definite life intangible assets	192,523	42,686	149,837	14.4
Indefinite life intangible assets:
Trade names	96,386	—	96,386	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	97,886	—	97,886	N/A

Total	$290,409	$42,686	$247,723	14.4

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$118,725	$18,020	$100,705	17.9
Technology	23,960	2,852	21,108	6.2
Noncompete agreements	17,989	5,238	12,751	3.4
Patents	13,084	10,188	2,896	2.3

All other	16,161	11,409	4,752	2.3

Total definite life intangible assets	189,919	47,707	142,212	14.0
Indefinite life intangible assets:
Trade names	90,255	—	90,255	N/A
Horizon license	1,500	—	1,500	N/A

Total indefinite life intangible assets	91,755	—	91,755	N/A

Total	$281,674	$47,707	$233,967	14.0

Intangible amortization expense was $20.1 million, $27.2 million and $4.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s consolidated statements of operations.

There were no impairment charges for the Company’s definite and indefinite life intangibles for the years ended December 31, 2016, 2015 and 2014.

The estimated future amortization expense of definite life intangible assets as of December 31, 2016 is as follows (in millions):

2017	$19.6
2018	14.8
2019	13.3
2020	11.5
2021	10.4
2022 and thereafter	80.2

Total	$149.8

18.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
4.50% Convertible Notes	$—	$157,332
8.125% Senior Notes	109,271	109,147
5.375% Senior Notes	297,083	296,100
8.375% Senior Notes	246,988	255,300
5.125% Senior Notes	296,215	—
Collateralized borrowings	16,210	22,998

Total	$965,767	$840,877

The Company’s Convertible Notes and Senior Notes are recorded at amortized cost. As of December 31, 2016 and December 31, 2015, the carrying amounts and estimated fair values of the Company’s Convertible Notes and Senior Notes were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.50% Convertible Notes	$—	$—	$157,332	$173,700
8.125% Senior Notes	109,271	115,650	109,147	121,095
5.375% Senior Notes	297,083	312,000	296,100	309,750
8.375% Senior Notes	246,988	256,650	255,300	263,724
5.125% Senior Notes	296,215	309,300	—	—

Total	$949,557	$993,600	$817,879	$868,269

The fair values of the Senior Notes and 4.50% Convertible Notes were determined using observable market prices as these securities are traded and are considered Level 1 and Level 2, respectively, within the fair value hierarchy, based on whether they are deemed to be actively traded.

Convertible Notes

On April 1, 2010, BGC Holdings issued an aggregate of $150.0 million principal amount of the 8.75% Convertible Notes to Cantor in a private placement transaction. The 8.75% Convertible Notes were senior unsecured obligations and ranked equally and ratably with all existing and future senior unsecured obligations of the Company. The 8.75% Convertible Notes bore an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. On April 13, 2015, the Company’s 8.75% Convertible Notes were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, issued to Cantor. The Company did not record any interest expense related to the 8.75% Convertible Notes for the year ended December 31, 2016. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.8 million and $13.1 million for the years ended December 31, 2015 and 2014, respectively.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes due July 15, 2016. The 4.50% Convertible Notes were general senior unsecured obligations of the Company. The 4.50% Convertible Notes paid interest semiannually at a rate of 4.50% per annum and were priced at par. The Company recorded interest expense related to the 4.50% Convertible Notes of $6.5 million, $12.0 million and $11.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

On July 13, 2016, certain holders of the 4.50% Convertible Notes converted $68,000 in principal amount of notes, and, upon conversion, the Company delivered 6,909 shares of its Class A common stock to such holders. On July 15, 2016, the Company repaid the remaining approximately $159.9 million principal amount of its 4.50% Convertible Notes that matured on July 15, 2016.

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which were expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, was greater than the strike price of the capped call transactions. The capped call transactions expired unexercised on July 13, 2016. The expiration of the capped call transactions had no financial statement impact.

Below is a summary of the Company’s Convertible Notes (in thousands, except share and per share amounts):

	4.50% Convertible Notes
	December 31, 2016	December 31, 2015
Principal amount of debt component	$—	$160,000
Unamortized discount	—	(2,668)
Carrying amount of debt component	—	157,332
Equity component	—	18,972
Effective interest rate	—	7.61%
Maturity date (period through which discount is being amortized)	7/15/2016	7/15/2016
Conversion price	$—	$9.84
Number of shares to be delivered upon conversion	—	16,260,160
Amount by which the notes’ if-converted value exceeds their principal amount	$—	$—

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		8.75% Convertible Notes
	For the year ended		For the year ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Coupon interest	$3,880	$7,200	$—	$3,828
Amortization of discount	2,666	4,805	—	—

Total interest expense	$6,546	$12,005	$—	$3,828

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $9.3 million for each of the years ended December 31, 2016, 2015 and 2014.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $17.1 million, $17.1 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). The carrying value of these notes as of December 31, 2016 was $247.0 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares of GFI common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave the Company the ability to control the timing and process with respect to a full merger. Also on July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of GFI’s 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. In addition, on January 13, 2016, Moody’s further upgraded the credit rating on GFI’s 8.375% Senior Notes, eliminating the penalty interest. The Company recorded interest expense related to the 8.375% Senior Notes of $20.1 million and $19.2 million for the years ended December 31, 2016 and 2015, respectively. The Company did not record any interest expense for the year ended December 31, 2014.

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.125% Senior Notes of $9.6 million for the year ended December 31, 2016. The Company did not record any interest expense related to the 5.125% Senior Notes for the years ended December 31, 2015 or December 31, 2014.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of December 31, 2016, the Company had $16.2 million outstanding related to this secured loan arrangement, which includes $0.2 million of deferred financing costs. The value of the fixed assets pledged as of December 31, 2016 was $3.6 million. The Company recorded interest expense related to this secured loan arrangement of $0.8 million for both the years ended December 31, 2016 and 2015. The Company did not record any interest expense for the year ended December 31, 2014.

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

On February 25, 2016, the Company entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of the Company’s domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. The maturity date of the facility is February 25, 2018. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Contemporaneously with the closing of this credit agreement, the $25.0 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. was terminated. As of December 31, 2016, there were no borrowings outstanding under either the $150.0 million facility or the terminated $25.0 million facility. For the year ended December 31, 2016, the Company recorded interest expense related to the credit facility of $0.7 million.

19.	Compensation

The Company’s Compensation Committee may grant various equity-based and partnership awards, including restricted stock units, restricted stock, stock options, limited partnership units and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units. On June 22, 2016, at the Annual Meeting of Stockholders of the Company, the stockholders approved the Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of Class A common stock of the Company that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of December 31, 2016, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 211.8 million shares. Upon vesting of RSUs, issuance of restricted stock, exercise of employee stock options and exchange of limited partnership units, the Company generally issues new shares of the Company’s Class A common stock.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2013	31,207,729
Granted	42,416,871
Redeemed/exchanged units	(19,193,901)
Forfeited units	(868,709)

Balance at December 31, 2014	53,561,990
Granted	38,169,581
Redeemed/exchanged units	(14,166,438)
Forfeited units	(1,163,358)

Balance at December 31, 2015	76,401,775
Granted	44,510,337
Redeemed/exchanged units	(13,318,041)
Forfeited units	(3,029,415)

Balance at December 31, 2016	104,564,656

During the years ended December 31, 2016, 2015 and 2014, the Company granted exchangeability on 15.9 million, 26.9 million and 18.0 million limited partnership units for which the Company incurred non-cash compensation expense of $141.4 million, $231.4 million and $126.5 million, respectively. The 2015 amounts include a conversion of 90% of outstanding REUs and RPUs in December 2015 totaling 11.8 million units and $114.0 million. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

As of December 31, 2016, 2015 and 2014, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 13.9 million, 5.4 million and 2.0 million, respectively.

As of December 31, 2016 and December 31, 2015, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $155.6 million and $30.4 million, respectively. As of December 31, 2016 and December 31, 2015, the aggregate estimated fair value of these limited partnership units was approximately $26.2 million and $11.3 million, respectively. The number of outstanding limited partnership units with a post-termination pay-out as of December 31, 2016 and December 31, 2015 was approximately 17.0 million and 3.3 million, respectively, of which approximately 11.2 million and 1.6 million were unvested. The liability for limited partnership units with a post-termination payout is included in “Accrued compensation” on the Company’s consolidated statements of financial condition.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of December 31, 2016 and December 31, 2015, the aggregate estimated fair value of these acquisition-related limited partnership units was $20.3 million and $22.8 million, respectively. The liability for such acquisition-related limited partnership units is included in “Accounts payable, accrued and other liabilities” on the Company’s consolidated statements of financial condition.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense related to these limited partnership units of $17.9 million, $13.7 million and $6.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. These are included in “Compensation and employee benefits” in the Company’s consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $51.5 million, $28.3 million and $10.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2013	2,824,602	$4.51	1.79
Granted	995,771	5.86
Delivered units	(1,288,758)	5.11
Forfeited units	(390,683)	4.94

Balance at December 31, 2014	2,140,932	$4.70	1.74
Granted	691,831	8.06
Delivered units	(1,045,056)	5.00
Forfeited units	(165,276)	5.75

Balance at December 31, 2015	1,622,431	$5.83	1.53
Granted	912,343	7.85
Delivered units	(865,483)	5.92
Forfeited units	(121,889)	7.16

Balance at December 31, 2016	1,547,402	$6.86	1.63

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

During the years ended December 31, 2016 and 2015, the Company granted 0.9 million and 0.7 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $7.2 million and $5.7 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the years ended December 31, 2016 and 2015, the Company withheld shares valued at $2.1 million and $0.6 million to pay taxes due at the time of vesting.

As of December 31, 2016 and December 31, 2015, the aggregate estimated grant date fair value of outstanding RSUs was approximately $10.6 million and $9.5 million, respectively.

Compensation expense related to RSUs was approximately $6.0 million, $5.3 million and $4.6 million, respectively, for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, there was approximately $9.1 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

The Company has granted restricted shares under its Equity Plan. Such restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the years ended December 31, 2016 and 2015, approximately 59 thousand shares and 270 thousand shares, respectively, were forfeited in connection with this clause. During the years ended December 31, 2016 and 2015, the Company released the restrictions with respect to approximately 5.5 million and 6.1 million of such shares, respectively. As of December 31, 2016, there were 12.1 million of such restricted shares outstanding.

During the year ended December 31, 2016, the Company granted approximately 0.4 million restricted shares of the Company’s Class A common stock. In connection with those grants, an equivalent number of limited partnership units were surrendered. Such restricted shares are saleable ratably over a period of four years. Transferability of the shares is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. For the year ended December 31, 2016, the Company recognized compensation expense of approximately $3.2 million related to the grant of these restricted shares.

Deferred Cash Compensation

As part of the acquisition of GFI, the Company now maintains a Deferred Cash Award Program which was adopted by GFI on February 12, 2013, and provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. In addition, prior to the completion of the tender offer, GFI’s outstanding RSUs were converted into the right to receive an amount in cash equal to $6.10 per unit, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU. The total compensation expense recognized in relation to the deferred cash compensation awards for the years ended December 31, 2016 and 2015 was $16.0 million and $23.1 million, respectively. As of December 31, 2016, the total liability for the deferred cash compensation awards was $17.4 million, which is included in “Accrued compensation” on the Company’s consolidated statements of financial condition. Total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $16.2 million and is expected to be recognized over a weighted-average period of 0.70 years.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	4,491,238	$11.60	2.0	$—
Granted	—	—
Exercised options	—	—
Forfeited options	(2,307,000)	13.50

Balance at December 31, 2014	2,184,238	$9.66	2.3	$569,979
Granted	—	—
Exercised options	(94,000)	8.09
Forfeited options	(11,000)	9.03

Balance at December 31, 2015	2,079,238	$9.73	1.4	$1,169,664
Granted	—	—
Exercised options	(1,057,534)	9.32
Forfeited options	(14,619)	9.53

Balance at December 31, 2016	1,007,085	$10.82	1.0	$—
Options exercisable at December 31, 2016	1,007,085	$10.82	1.0	$—

There were 1.1 million and 94 thousand stock options exercised during the years ended December 31, 2016 and 2015, respectively. The Company did not grant any stock options during the years ended December 31, 2016 and 2015.

The Company did not record any compensation expense related to stock options for the years ended December 31, 2016, 2015 or 2014, as all of these options had vested in prior years. As of December 31, 2016, all of the compensation expense related to stock options was fully recognized.

The following table provides further details relating to the Company’s stock options outstanding at December 31, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted-Average Exercise Price
$10.23—$10.49	7,085	$10.23	1.0	7,085	$10.23
$10.50—$10.82	1,000,000	10.82	1.0	1,000,000	10.82

Total	1,007,085	$10.82	1.0	1,007,085	$10.82

20.	Commitments, Contingencies and Guarantees

Contractual Obligations and Commitments

The following table summarizes certain of the Company’s contractual obligations at December 31, 2016 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases[1]	$530,033	$62,500	$115,016	$90,085	$262,432
Notes payable and collateralized borrowings[2]	968,871	7,111	549,260	300,000	112,500
Interest on notes payable[3]	379,596	61,227	91,458	39,934	186,977
Other [4]	30,695	8,000	16,000	6,695	—

Total contractual obligations	$1,909,195	$138,838	$771,734	$436,714	$561,909

[1]	Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $3.7 million over the life of the agreement.
[2]	Notes payable and collateralized borrowings reflects the issuance of $112.5 million of the 8.125% Senior Notes due June 26, 2042 (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of December 31, 2016 was approximately $109.3 million), $300.0 million of the 5.375% Senior Notes due December 9, 2019 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2016 was approximately $297.1 million), $240.0 million of the 8.375% Senior Notes due July 19, 2018 (the $240.0 million represents the principal amount of the debt; the carrying value of the 8.375% Senior Notes as of December 31, 2016 was approximately $247.0 million), $300.0 million of the 5.125% Senior Notes due on May 27, 2021 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of December 31, 2016 was approximately $296.2 million) and $16.2 million of collateralized borrowings due March 13, 2019. See Note 18— “Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
[3]	The $187.0 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.
[4]	Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. The amount payable each year reflects an estimate of future Charity Day obligations.

The Company is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2030. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of December 31, 2016, minimum lease payments under these arrangements are as follows (in thousands):

Net Lease Commitment
2017	$62,500
2018	60,299
2019	54,717
2020	46,317
2021	43,768
2022 and thereafter	262,432

Total	$530,033

The lease obligations shown above are presented net of payments to be received under a non-cancelable sublease. The total amount of sublease payments to be received is approximately $3.7 million over the life of the agreement.

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

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $72.5 million, $56.6 million and $58.6 million, respectively. Rent expense is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

In the event the Company anticipates incurring costs under any of its leases that exceed anticipated sublease revenues, it recognizes a loss and records a liability for the present value of the excess lease obligations over the estimated sublease rental income. The liability for future lease payments associated with vacant space, net of anticipated sublease rental income, was approximately $5.9 million, as of December 31, 2015, and is included as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. There was no liability for future lease payments associated with vacant space as of December 31, 2016. The lease liability takes into consideration various assumptions, including prevailing rental rates.

Contingent Payments Related to Acquisitions

During the year ended December 31, 2016, the Company completed acquisitions, whose purchase price included approximately 0.2 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $1.6 million), 1.2 million limited partnership units (with an acquisition date fair value of approximately $8.0 million) and $18.5 million in cash that may be issued contingent on certain targets being met through 2022.

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

As of December 31, 2016, the Company has issued 7.7 million shares of its Class A common stock, 4.5 million of its limited partnership units and $22.7 million in cash related to contingent payments.

As of December 31, 2016, 1.9 million shares of the Company’s Class A common stock, 5.8 million limited partnership units and $36.8 million in cash remain to be issued if the targets are met.

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

Employment, Competitor-Related and Other Litigation

From time to time, the Company and its subsidiaries are involved in litigation, claims and arbitrations in the U.S. and internationally, relating to, inter alia, various employment matters, including with respect to termination of employment, hiring of employees currently or previously employed by competitors, terms and conditions of employment and other matters. In light of the competitive nature of the brokerage industry, litigation, claims and arbitration between competitors regarding employee hiring are not uncommon. The Company is also involved, from time to time, in other reviews, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s business. Any such actions may result in judgments, settlements, fines, penalties, injunctions or other relief.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of December 31, 2016, the Company was contingently liable for $1.6 million under these letters of credit.

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

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the United States, subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $0.8 million in health care claims as of December 31, 2016. The Company does not expect the impact of the health care claims to have a material impact on its financial condition, results of operations or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of December 31, 2016, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.

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

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
U.S. federal	$62,746	$27,299	$18,550
U.S. state and local	656	7,991	6,799
Foreign	26,644	22,249	(457)
UBT	3,451	2,942	1,944

	93,497	60,481	26,836
Deferred:
U.S. federal	(44,562)	76,539	(22,670)
U.S. state and local	8,097	(25,118)	(8,350)
Foreign	4,694	10,549	7,360
UBT	(1,474)	(1,955)	(2,525)

	(33,245)	60,015	(26,185)

Provision for income taxes	$60,252	$120,496	$651

The Company had pre-tax income (loss) of $188.3 million, $380.6 million and $(13.8) million for the years ended December 31, 2016, 2015 and 2014, respectively. The pre-tax income for the year ended December 31, 2015 was primarily related to the sale of Trayport.

The Company had pre-tax income (loss) from domestic operations of $13.7 million, $(128.2) million and $(39.1) million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s pre-tax loss from domestic operations in the year ended December 31, 2015 was primarily related to the charges taken concurrently with the sale of Trayport. The Company had pre-tax income (loss) from foreign operations of $174.6 million, $508.8 million and $25.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal income tax expense at 35% statutory rate	$65,891	$133,214	$(4,817)
Non-controlling interest	(8,958)	15,660	10,877
Incremental impact of foreign taxes compared to federal tax rate	(19,851)	(5,037)	(6,284)
Tax-exempt income	(6,164)	(163,929)	—
Other permanent differences	7,018	7,665	7,588
U.S. state and local taxes, net of U.S. federal benefit	13,971	(3,993)	(825)
New York City UBT	1,646	(1,081)	(378)
Federal/state tax benefit of research and development credit	—	—	(500)
Enacted rate change	1,912	3,511	(1,256)
Uncertain tax positions	1,520	(6,425)	(3,819)
U.S. tax on foreign earnings, net of tax credits	—	137,122	—
U.S. valuation allowance	(1,269)	(12,856)	—
Other	4,536	16,645	65

Provision for income taxes	$60,252	$120,496	$651

Cumulative undistributed earnings of foreign subsidiaries were approximately $434.3 million as of December 31, 2016. Except for the cash proceeds from the sale of Trayport, it is our intention to permanently reinvest these undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. For the cash proceeds that are not permanently reinvested, the accrued tax liability is $135.5 million, net of foreign tax credits. In addition, certain GFI Group net operating loss carryforwards are expected to be utilized to reduce cash taxes.

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

Significant components of the Company’s deferred tax asset and liability consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax asset
Depreciation and amortization	$59,025	$72,458
Basis difference of investments	4,495	15,012
Deferred compensation	140,252	148,935
Other deferred and accrued expenses	36,849	28,908
Net operating loss and credit carry-forwards	84,214	134,877

Total deferred tax asset[1]	324,835	400,190
Valuation allowance	(38,553)	(41,332)

Deferred tax asset, net of valuation allowance	286,282	358,858

Deferred tax liability
Software capitalization	61,407	69,610
U.S. tax on foreign earnings	40,614	135,482
Other	—	308

Total deferred tax liability[1]	102,021	205,400

Net deferred tax asset	$184,261	$153,458

[1]	Before netting within tax jurisdictions.

The Company has deferred tax assets associated with net operating losses in U.S. Federal, U.S. state and local, and non-U.S. jurisdictions of $36.0 million, $7.3 million and $40.2 million, respectively. These losses will begin to expire in 2025, 2028 and 2017, respectively. The Company’s deferred tax asset and liability are included in the Company’s consolidated statements of financial condition as components of “Other assets” and “Accounts payable, accrued and other liabilities,” respectively.

Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions as a component of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2016 and 2015 is as follows (in thousands):

Balance, December 31, 2014	$—
Increases for prior year tax positions[1]	9,768
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	(413)
Decreases related to a lapse of applicable statute of limitations	(7,797)

Balance, December 31, 2015	$1,558

Increases for prior year tax positions	1,503
Decreases for prior year tax positions	—
Increases for current year tax positions	17
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—

Balance, December 31, 2016	$3,078

[1]	Includes $8.4 million assumed upon acquisition of GFI Group Inc.

As of December 31, 2016, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $3.1 million, of which $3.1 million, if recognized, would affect the effective tax rate. The Company is currently open to examination by U.S. Federal, U.S. state and local, and non-U.S. tax authorities for tax years beginning 2008, 2008 and 2011, respectively. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

The Company recognizes interest and penalties related to income taxes in “Interest expense” and “Other expenses,” respectively, in the Company’s consolidated statements of operations. As of December 31, 2016, the Company accrued $0.3 million for income tax-related interest and penalties of which $0.1 million was accrued during 2016.

22.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December 31, 2016, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of December 31, 2016, the European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2016, $543.8 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $283.7 million.

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

Year ended December 31, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$468,798	$—	$—	$468,798
Credit	291,760	—	—	291,760
Foreign exchange	303,310	—	—	303,310
Energy and commodities	222,876	—	—	222,876
Equities and other asset classes	174,985	—	—	174,985
Leasing and other services	—	513,812	—	513,812
Real estate capital markets	—	344,167	—	344,167
Real estate management services	—	196,801	—	196,801
Fees from related parties	—	—	24,200	24,200
Data, software and post-trade	54,309	—	—	54,309
Other revenues	4,596	168	570	5,334

Total non-interest revenues	1,520,634	1,054,948	24,770	2,600,352
Interest income	2,601	3,374	6,296	12,271

Total revenues	1,523,235	1,058,322	31,066	2,612,623
Interest expense	—	—	57,637	57,637
Non-interest expenses	1,275,397	931,939	267,556	2,474,892

Total expenses	1,275,397	931,939	325,193	2,532,529
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	7,044	7,044
Gains (losses) on equity investments	—	—	3,543	3,543
Other income (losses)	78,701	—	18,878	97,579

Total other income (losses), net	78,701	—	29,465	108,166

Income (loss) from operations before income taxes	$326,539	$126,383	$(264,662)	$188,260

Year ended December 31, 2015 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$471,239	$—	$—	$471,239
Credit	271,601	—	—	271,601
Foreign exchange	324,774	—	—	324,774
Energy and commodities	196,190	—	—	196,190
Equities and other asset classes	172,320	—	—	172,320
Leasing and other services	—	539,727	—	539,727
Real estate capital markets	—	269,151	—	269,151
Real estate management services	—	187,118	—	187,118
Fees from related parties	108	—	25,240	25,348
Data, software and post-trade	102,371	—	—	102,371
Other revenues	8,174	1,270	513	9,957

Total non-interest revenues	1,546,777	997,266	25,753	2,569,796
Interest income	1,382	1,184	8,077	10,643

Total revenues	1,548,159	998,450	33,830	2,580,439

Interest expense	661	12	68,686	69,359
Non-interest expenses	1,330,648	868,652	451,281	2,650,581

Total expenses	1,331,309	868,664	519,967	2,719,940
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	394,347	394,347
Gains (losses) on equity investments	—	—	2,597	2,597
Other income (losses)	68,033	—	55,135	123,168

Total other income (losses), net	68,033	—	452,079	520,112

Income (loss) from operations before income taxes	$284,883	$129,786	$(34,058)	$380,611

Year ended December 31, 2014 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$412,224	$—	$—	$412,224
Credit	215,583	—	—	215,583
Foreign exchange	224,911	—	—	224,911
Energy and commodities	55,788	—	—	55,788
Equities and other asset classes	110,410	—	—	110,410
Leasing and other services	—	418,725	(948)	417,777
Real estate capital markets	—	125,170	—	125,170
Real estate management services	—	163,227	—	163,227
Fees from related parties	120	—	28,259	28,379
Data, software and post-trade	11,565	—	—	11,565
Other revenues	14,142	1,134	1,956	17,232

Total non-interest revenues	1,044,743	708,256	29,267	1,782,266
Interest income	1,688	537	5,088	7,313

Total revenues	1,046,431	708,793	34,355	1,789,579
Interest expense	3,197	32	34,716	37,945
Non-interest expenses	873,952	639,625	293,277	1,806,854

Total expenses	877,149	639,657	327,993	1,844,799
Other income (losses), net:
Gains (losses) on equity method investments	—	—	(7,969)	(7,969)
Other income (losses)	52,769	—	(3,342)	49,427

Total other income (losses), net	52,769	—	(11,311)	41,458

Income (loss) from operations before income taxes	$222,051	$69,136	$(304,949)	$(13,762)

Total assets by reportable segment (in thousands):

Total Assets[1]	Financial Services	Real Estate Services	Total
At December 31, 2016	$2,707,677	$800,723	$3,508,400

At December 31, 2015	$3,287,998	$694,639	$3,982,637

[1]	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the years ended December 31, 2016, 2015 and 2014, respectively, is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues:
United States	$1,531,456	$1,505,811	$1,078,196
United Kingdom	620,100	634,336	393,259
Asia	214,133	217,895	154,480
France	92,154	85,905	81,662
Other Americas	54,382	54,421	39,589
Other Europe/MEA	100,398	82,071	42,393

Total revenues	$2,612,623	$2,580,439	$1,789,579

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of December 31, 2016 and December 31, 2015, respectively, is as follows (in thousands):

	December 31,
	2016	2015
Long-lived assets:
United States	$1,275,482	$1,146,478
United Kingdom	229,555	164,322
Asia	23,154	28,368
France	5,540	6,964
Other Americas	22,246	16,135
Other Europe/MEA	4,952	7,073

Total long-lived assets	$1,560,929	$1,369,340

24.	Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows (in thousands):

	December 31,
	2016	2015
Other assets:
Prepaid expenses	$28,279	$33,244
Deferred tax asset	186,966	190,459
Rent and other deposits	18,132	18,654
Other taxes	15,747	13,796
Other	38,017	33,506

Total other assets	$287,141	$289,659

	December 31,
	2016	2015
Accounts payable, accrued and other liabilities:
Accrued expenses and other liabilities	$341,381	$304,825
Charitable contribution liability	30,695	55,450
Deferred tax liability	2,705	37,001
Taxes payable	202,924	185,040
Back-End Merger liability	21,341	111,223

Total accounts payable, accrued and other liabilities	$599,046	$693,539

25.	Subsequent Events

Fourth Quarter 2016 Dividend

On February 7, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share for the fourth quarter of 2016, payable on March 14, 2017 to Class A and Class B common stockholders of record as of February 28, 2017.

Controlled Equity Offering

Since December 31, 2016, the Company has sold, pursuant to the November 2014 Sales Agreement, 2.2 million shares of Class A common stock related to redemptions and exchanges of limited partnership interests.

Acquisitions

On January 31, 2017, the Company completed the acquisition of Micromega Securities Proprietary Limited, which operates in the South African fixed income, rates and foreign exchange markets.

On February 8, 2017, the Company announced that it has completed the acquisition of the assets of Regency Capital Partners, a real estate capital advisory firm regarded for its specialized financing expertise, headquartered in San Francisco.

On February 28, 2017, the Company acquired Besso Insurance Group Limited (“Besso”), an independent Lloyd’s of London insurance broker with a strong reputation across Property, Casualty, Marine, Aviation, Professional and Financial Risks and Reinsurance. Besso generated revenue of approximately £44 million in the financial year ended December 31, 2016. The acquisition of Besso will be recorded in the Company’s Financial Services segment.

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries. In February 2014, the Company’s Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On February 7, 2017, the Company’s Board of Directors and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $300 million. From time to time, the Company may actively continue to repurchase shares or redeem units.

Confidential Submission of Draft Registration Statement for Proposed Initial Public Offering

On February 9, 2017, the Company announced that it has confidentially submitted a draft registration statement on Form S-1 with the SEC relating to the proposed initial public offering of the Class A common stock of a newly formed subsidiary that will hold the Company’s Real Estate Services business, which operates as “Newmark Grubb Knight Frank” or “NGKF.”

The number of Class A shares to be offered and the price range for the proposed offering have not yet been determined. The initial public offering is part of the Company’s plan to separate its Real Estate Services business into a separate public company. Following some period after the expected offering, the Company may, subject to market and other conditions, distribute the shares that the Company will hold of the newly formed subsidiary pro rata to the Company’s stockholders in a manner intended to qualify as tax-free for U.S. federal income tax purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our 2016 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. We reviewed the results of management’s assessment with our Audit Committee.

Management has excluded BGC Partners’ acquisitions of Sunrise Brokers Group, Perimeter Markets Inc., Continental Realty and Newmark Grubb Mexico City, as these acquisitions were completed during the course of 2016, and did not have a material effect on our financial condition, results of operations or cash flows in 2016. However, we anticipate that these acquisitions will be included in management’s assessment of internal control over financial reporting and our audit of internal controls over financial reporting for 2017. The aggregate 2016 revenues, recognized from the dates of acquisition, represented approximately 0.2% or $5.1 million of the Company’s total revenues for the year ended December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The information required by this Item is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) relating to Sean Windeatt under the heading “Executive Compensation and Share Repurchases from Executive Officers,” and is incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Whistleblower Procedures” in the definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the 2017 Proxy Statement with the SEC on or before April 30, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2017 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2016” in the 2017 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Certain Relationships and Related Transactions and Director Independence” and “Election of Directors—Independence of Directors” in the 2017 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2017 Proxy Statement is hereby incorporated by reference in response to this Item 14.

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

Exhibit Number	Exhibit Title

1.1	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 9, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011)

1.2	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated February 15, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

1.3	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated December 12, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2012)

1.4	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated November 20, 2014 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2014)

2.1	Agreement and Plan of Merger, dated May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

Exhibit Number	Exhibit Title

2.5	Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2015)**

2.6	Agreement and Plan of Merger, dated as of December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners, Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2015)

Exhibit Number	Exhibit Title

3.1	Certificate of Amendment to the BGC Partners, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2016)

3.2	Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)

3.3	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.3	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.4	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.5	Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

4.6	First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

4.7	Second Supplemental Indenture, dated December 9, 2014, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.8	Form of BGC Partners, Inc. 5.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.9	Promissory Note, dated April 28, 2015, from BGC Partners, L.P. to GFI Group Inc. in the aggregate amount of $250,000,000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015)

4.10	Indenture, dated as of July 19, 2011, between GFI Group Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group Inc. (incorporated by reference to Exhibit 4.2 to the GFI Group Inc. Current Report on Form 8-K filed with the SEC on July 22, 2011 (File No. 1-34897))

4.11	Form of Exchange 8.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4.4 of the GFI Group Inc. Amendment No. 1 to Registration Statement on Form S-4 filed with the SEC on November 14, 2011 (File No. 333-117459))

4.12	Guarantee, dated as of July 10, 2015, by and between BGC Partners, Inc. and GFI Group Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2015)

4.13	Revolving Credit Agreement, dated as of October 1, 2015, between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 9, 2015 (File No. 333-207376))

4.14	First Supplemental Indenture, dated as of November 4, 2015, among GFI Group Inc., BGC Partners, Inc. and The Bank of New York Mellon Trust, N.A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

4.15	Third Supplemental Indenture, dated as of May 27, 2016, by and between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 5.125% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on May 31, 2016)

Exhibit Number	Exhibit Title

4.16	Form of BGC Partners, Inc. 5.125% Senior Notes due 2021 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed with the SEC on May 31, 2016)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.3	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.5	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.6	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.7	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.8	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.9	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.10	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.11	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.12	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.13	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.14	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.15	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.16	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.18	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

Exhibit Number	Exhibit Title

10.19	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.20	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.21	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

Exhibit Number	Exhibit Title

10.22	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.23	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.24	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.25	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.26	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.27	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.28	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.29	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.30	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.31	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.32	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.33	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.34	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.35	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

10.36	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.37	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.38	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

Exhibit Number	Exhibit Title

10.39	Letter Agreement, dated as of March 29, 2010, by and between Sean A. Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.40	Letter Agreement, dated as of March 29, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.41	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.42	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.43	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.44	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.45	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.46	Seventh Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of September 9, 2011 and effective as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2011)

10.47	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.48	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.49	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.50	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.51	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.52	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.53	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.54	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.55	Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2011)

Exhibit Number	Exhibit Title

10.56	Capped Call Confirmation dated July 28, 2011 between Bank of America Merrill Lynch and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.57	Capped Call Confirmation dated July 28, 2011 among Deutsche Bank AG, London Branch, Deutsche Bank Securities Inc., and BGC Partners, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.58	First Amended and Restated Incentive Bonus Compensation Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)*

10.59	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.60	Underwriting Agreement dated as of June 21, 2012, by and among BGC Partners, Inc., Wells Fargo Securities, LLC, and certain other Underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.61	First Amendment to Credit Agreement, dated October 11, 2012, to that certain Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.62	Second Amended and Restated Asset Purchase Agreement, dated April 13, 2012, by and among BGC Partners, Inc., Grubb & Ellis Company, and certain subsidiaries of Grubb & Ellis Company that are signatories thereto (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.63	Eighth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of December 17, 2012 and effective as of December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.64	Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.65	Deed of Adherence, dated December 31, 2012, between A. Graham Sadler and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.85 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2012)*

10.66	Amendment No. 1, dated as of March 28, 2013, to the Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013)*

10.67	Second Amendment to Credit Agreement and Waiver, dated as of June 20, 2013, by and among BGC Partners, Inc., the several financial institutions from time to time party thereto, as Lenders, and the Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.68	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.69	Third Amendment, dated as of September 12, 2013, to Credit Agreement, dated as of June 23, 2011, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.70	Ninth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of November 6, 2013 (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013)

Exhibit Number	Exhibit Title

10.71	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.72	Tenth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of May 9, 2014 (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014)

10.73	Sixth Amended and Restated Long Term Incentive Plan, dated as of June 2, 2015 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2015)*

10.74	Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer Agreement (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.75	Eleventh Amendment to Agreement of Limited Partnership, as Amended and Restated, of BGC Holdings, L.P., dated as of November 4, 2015 (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.76	Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2015)

10.77	Credit Agreement, dated as of February 25, 2016, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, the several financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2016)

10.78	Letter Agreement, dated April 27, 2016, between Steven R. McMurray and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016)*

10.79	Deed of Adherence, dated April 27, 2016, between Steven R. McMurray and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016)*

10.80	Registration Rights Agreement, dated as of May 27, 2016, between BGC Partners, Inc. and the parties named therein (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2016)

10.81	Seventh Amended and Restated Long Term Incentive Plan, dated as of June 22, 2016 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2016)*

10.82	Amended and Restated Deed of Adherence, dated December 14, 2016, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)*

10.83	Consultancy Agreement, dated December 14, 2016, between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)*

10.84	Letter Agreement, dated December 14, 2016, between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)*

10.85	Twelfth Amendment to Agreement of Limited Partnership, as Amended and Restated, of BGC Holdings, L.P., dated as of December 14, 2016 and effective as of October 1, 2016 (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)*

10.86	Deed of Amendment, dated February 24, 2017, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP*

10.87	Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP*

10.88	Letter Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Holdings, L.P.*

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernst & Young LLP, independent auditors

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Title

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2017.

BGC Partners, Inc.
By:	/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, BGC Partners, Inc., in the capacities and on the date or dates indicated.

Signature	Capacity in Which Signed	Date

/S/ HOWARD W. LUTNICK Howard W. Lutnick	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2017

/S/ STEVEN R. MCMURRAY Steven R. McMurray	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017

/S/ LINDA A. BELL Linda A. Bell	Director	February 28, 2017

/S/ STEPHEN T. CURWOOD Stephen T. Curwood	Director	February 28, 2017

/S/ JOHN H. DALTON John H. Dalton	Director	February 28, 2017

/S/ WILLIAM J. MORAN William J. Moran	Director	February 28, 2017

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$1,853	$160
Investments in subsidiaries	722,485	507,379
Receivables from related parties	30,695	55,450
Note receivable from related party	702,569	562,580
Other assets	128,995	147,705

Total assets	$1,586,597	$1,273,274

Liabilities and Stockholders’ Equity
Accounts payable, accrued and other liabilities	$42,165	$76,287
Notes payable	702,569	562,580

Total liabilities	744,734	638,867
Commitments and contingencies (Note 2)
Total stockholders’ equity	841,863	634,407

Total liabilities and stockholders’ equity	$1,586,597	$1,273,274

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Interest income	$62,196	$58,663	$44,560

Total revenue	62,196	58,663	44,560
Expenses:
Interest expense	62,196	58,663	54,220
Other expenses	—	—	969

Total expenses	62,196	58,663	55,189

Loss from operations before income taxes	—	—	(10,629)
Equity income of subsidiaries	152,789	118,303	2,451
Provision (benefit) for income taxes	50,312	(3,015)	(5,128)

Net income available to common stockholders	$102,477	$121,318	$(3,050)

Per share data:
Net income available to common stockholders	$102,477	$121,318	$(3,050)

Basic earnings per share	$0.37	$0.50	$(0.01)

Basic weighted-average shares of common stock outstanding	277,073	243,460	220,697

Net income for fully diluted shares	$157,695	$161,596	$(3,050)

Fully diluted earnings per share	$0.36	$0.48	$(0.01)

Fully diluted weighted-average shares of common stock outstanding	433,226	335,387	220,697

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$102,477	$121,318	$(3,050)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	88	(14,172)	(5,859)
Available for sale securities	1,769	(15,187)	16,222

Total other comprehensive (loss) income, net of tax	1,857	(29,359)	10,363

Comprehensive income attributable to common stockholders	$104,334	$91,959	$7,313

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common stockholders	$102,477	$121,318	$(3,050)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs	4,219	5,879	4,834
Equity in net gains of unconsolidated investments	(152,789)	(118,303)	(2,451)
Deferred tax (benefit) expense	12,940	(37,457)	(33,675)
Decrease (increase) in operating assets:
Investments in subsidiaries	55,371	(48,177)	95,758
Receivables from related parties	23,428	(39,000)	1,000
Note receivable from related party	(135,836)	—	(299,925)
Other assets	—	—	(118)
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	(26,699)	51,102	(34,317)

Net cash used in operating activities	(116,889)	(64,638)	(271,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	—	—	(306)

Net cash used in investing activities	—	—	(306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(170,795)	(131,360)	(105,132)
Repurchase of Class A common stock	(96,025)	(12,114)	(100,268)
Issuance of senior notes, net of deferred issuance costs	295,768	—	295,091
Repayments of convertible notes	(159,932)	—	—
Distributions from subsidiaries	179,370	146,032	116,648
Proceeds from offering of Class A common stock, net	69,775	61,527	65,856
Proceeds from exercises of stock options	421	701	—

Net cash provided by financing activities	118,582	64,786	272,195
Net increase (decrease) in cash and cash equivalents	1,693	148	(55)

Cash and cash equivalents at beginning of period	160	12	67

Cash and cash equivalents at end of period	$1,853	$160	$12

Supplemental cash information:
Cash paid during the period for taxes	$37,545	$21,488	$58,353
Cash paid during the period for interest	$40,153	$39,028	$29,466

Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$75,423	$79,309	$87,212
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	20,930	39,635	57,907
Issuance of Class A common stock upon conversion of convertible notes	68	150,000	—

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

On November 4, 2016, the Company acquired from Cantor the 80% of the Lucera business (also known as “LFI Holdings, LLC” or “LFI”) not already owned by the Company. This transaction has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of the Company have been retrospectively adjusted to include the financial results of Lucera in the current and prior periods.

2.	Commitments, Contingencies and Guarantees

On March 13, 2015, subsidiaries of the Company entered into a secured loan arrangement of $28.2 million, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of December 31, 2016, the Company had $16.2 million outstanding related to this secured loan arrangement, which includes $0.2 million of deferred financing costs. The value of the fixed assets pledged as of December 31, 2016 was $3.6 million.

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

The Convertible Notes bore an annual interest rate of 8.75%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2010. On April 13, 2015, the 8.75% Convertible Notes were fully converted into 24,042,599 shares of the Company’s Class A common stock, par value $0.01 per share, and issued to Cantor Fitzgerald L.P. The Company recorded interest expense related to the 8.75% Convertible Notes of $3.8 million for the year ended December 31, 2015 and $13.1 for the year ending December 31, 2014.

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount 4.50% Convertible Notes due July 15, 2016. The 4.50% Convertible Notes were general senior unsecured obligations of BGC Partners. The 4.50% Convertible Notes paid interest semiannually at a rate of 4.50% per annum and were priced at par. The Company recorded interest expense related to the 4.50% Convertible Notes of $6.5 million, $12.0 million and $11.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

On July 13, 2016, certain holders of the 4.50% Convertible Notes converted $68,000 in principal amount of notes, and, upon conversion, the Company delivered 6,909 shares of its Class A common stock to such holders. On July 15, 2016, the Company repaid the remaining approximately $159.9 million principal amount of its 4.50% Convertible Notes that matured on July 15, 2016.

In connection with the offering of the 4.50% Convertible Notes, the Company entered into capped call transactions, which are expected to reduce the potential dilution of the Company’s Class A common stock upon any conversion of the 4.50% Convertible Notes in the event that the market value per share of the Company’s Class A common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions. The capped call transactions expired unexercised on July 13, 2016. The expiration of the capped call transactions had no financial statement impact.

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 8.125% Senior Notes of $9.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $17.1 million, $17.1 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.125% Senior Notes of $9.6 million for the year ended December 31, 2016. The Company did not record any interest expense related to the 5.125% Senior Notes for the years ended December 31, 2015 or December 31, 2014.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

1.1	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated September 9, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011)

1.2	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated February 15, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

1.3	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated December 12, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2012)

1.4	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated November 20, 2014 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2014)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

2.5	Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2015)**

2.6	Agreement and Plan of Merger, dated December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2015)

3.1	Certificate of Amendment to the BGC Partners, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2016)

3.2	Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)

3.3	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2	Note Purchase Agreement, dated as of March 31, 2008, by and among BGC Partners, L.P. and the Purchasers whose names appear at the end thereof (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

4.3	Guaranty of BGC Partners, Inc., dated as of March 31, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title

4.4	Letter Agreement, dated as of March 31, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.5	Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

4.6	First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

4.7	Second Supplemental Indenture, dated December 9, 2014, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.8	Form of BGC Partners, Inc. 5.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.9	Promissory Note, dated April 28, 2015, from BGC Partners, L.P. to GFI Group Inc. in the aggregate amount of $250,000,000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015)

4.10	Indenture, dated as of July 19, 2011, between GFI Group Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group Inc. (incorporated by reference to Exhibit 4.2 to the GFI Group Inc. Current Report on Form 8-K filed with the SEC on July 22, 2011 (File No. 1-34897))

4.11	Form of Exchange 8.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4.4 of the GFI Group Inc. Amendment No. 1 to Registration Statement on Form S-4 filed with the SEC on November 14, 2011 (File No. 333-117459))

4.12	Guarantee, dated as of July 10, 2015, by and between BGC Partners, Inc. and GFI Group Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2015)

4.13	Revolving Credit Agreement, dated as of October 1, 2015, between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-3 (333- 207376) filed with the SEC on October 9, 2015))

4.14	First Supplemental Indenture, dated as of November 4, 2015, among GFI Group Inc., BGC Partners, Inc. and the Bank of New York Mellon Trust Company, N.A, as Trustee, relating to the 8.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 10-Q filed with the SEC on November 9, 2015)

4.15	Third Supplemental Indenture, dated as of May 27, 2016, by and between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 5.125% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on May 31, 2016)

4.16	Form of 5.125% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2016)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Stock Purchase Agreement, dated April 26, 2000, between eSpeed, Inc. and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.3	Amendment to Stock Purchase Agreement, dated June 2, 2000, among eSpeed, Inc., Cantor Fitzgerald Securities and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.4	Registration Rights Agreement, dated as of July 30, 2001, among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.5	Services Agreement, dated as of October 1, 2002, between eSpeed Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

Exhibit Number	Exhibit Title

10.6	Intellectual Property Rights Further Assurances Agreement, dated as of October 11, 2002, between eSpeed, Inc. and CO2e.com, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)+

10.7	Software Agreement, dated as of February 24, 2006, between eSpeed, Inc. and IDT Horizon GT, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.8	Amended and Restated Limited Partnership Agreement of BGC Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.9	Amended and Restated Limited Partnership Agreement of BGC Partners, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.10	Amended and Restated Limited Partnership Agreement of BGC Global Holdings, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.11	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.12	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.13	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.14	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.15	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.16	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.17	Change in Control Agreement, dated as of March 31, 2008, by and between Howard W. Lutnick and BGC Partners, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.18	Change in Control Agreement, dated as of March 31, 2008, by and between Stephen M. Merkel and BGC Partners, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.19	Change in Control Agreement, dated as of March 31, 2008, by and between Lee M. Amaitis and BGC Partners, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.20	Letter Agreement, dated as of March 31, 2008, by and between Shaun D. Lynn and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.21	Stock Purchase Agreement, dated June 2, 2008, by and between BGC Partners, Inc. and Stephen M. Merkel (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.22	Amended and Restated Letter Agreement, dated as of November 1, 2008, by and between Lee M. Amaitis and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.23	Clearing Services Agreement, dated May 6, 2008, Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.24	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

Exhibit Number	Exhibit Title

10.25	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.26	Agreement of Limited Partnership of BGC Partners, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

Exhibit Number	Exhibit Title

10.27	Agreement of Limited Partnership of BGC Global Holdings, L.P., Amended and Restated as of September 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.28	BGC Partners, Inc. Amended and Restated Incentive Bonus Compensation Plan as of December 8, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.29	First Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 1, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.30	Second Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 3, 2009 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.31	Third Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 12, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.32	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.33	Fourth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of August 6, 2010 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

10.34	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.35	Supplemental Indenture dated May 4, 2010 between BGC Partners, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010)

10.36	Fifth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.37	Letter Agreement, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.38	Amendment, dated as of March 26, 2010, by and between Shaun D. Lynn and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.39	Letter Agreement, dated as of March 29, 2010, by and between Sean A. Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.40	Letter Agreement, dated as of March 29, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2010)*

10.41	Letter Agreement, dated as of December 17, 2010, by and between Stephen M. Merkel and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.42	Letter Agreement, dated as of December 17, 2010, by and between Shaun Lynn and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.43	Letter Agreement, dated as of December 17, 2010, by and between A. Graham Sadler and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.44	Letter Agreement, dated as of December 17, 2010, by and between Sean Windeatt and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

Exhibit Number	Exhibit Title

10.45	Sixth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of March 15, 2011 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)

10.46	Seventh Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P. dated as of September 9, 2011 and effective as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2011)

10.47	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.48	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.49	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.50	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.51	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.52	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.53	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.54	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.55	Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2011)

10.56	Capped Call Confirmation dated July 28, 2011 between Bank of America Merrill Lynch and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.57	Capped Call Confirmation dated July 28, 2011 among Deutsche Bank AG, London Branch, Deutsche Bank Securities Inc., and BGC Partners, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.58	First Amended and Restated Incentive Bonus Compensation Plan dated December 14, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011)*

10.59	Indenture, dated as of July 29, 2011, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2011)

10.60	Underwriting Agreement dated as of June 21, 2012, by and among BGC Partners, Inc., Wells Fargo Securities, LLC, and certain other Underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

Exhibit Number	Exhibit Title

10.61	First Amendment to Credit Agreement, dated October 11, 2012, to that certain Credit Agreement dated as of June 23, 2011 by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.62	Second Amended and Restated Asset Purchase Agreement, dated April 13, 2012, by and among BGC Partners, Inc., Grubb & Ellis Company, and certain subsidiaries of Grubb & Ellis Company that are signatories thereto (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012)

10.63	Eighth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of December 17, 2012 and effective as of December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.64	Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.65	Deed of Adherence, dated December 31, 2012, between A. Graham Sadler and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.85 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2012)*

10.66	Amendment No. 1, dated as of March 28, 2013, to the Deed of Adherence, dated January 7, 2013, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013)*

10.67	Second Amendment to Credit Agreement and Waiver, dated as of June 20, 2013, by and among BGC Partners, Inc., the several financial institutions from time to time party thereto, as Lenders, and the Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.68	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.69	Third Amendment, dated as of September 12, 2013, to Credit Agreement, dated as of June 23, 2011, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, as guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.70	Ninth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of November 6, 2013 (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013)

10.71	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.72	Tenth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of May 9, 2014 (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014)

10.73	Sixth Amended and Restated Long Term Incentive Plan, dated as of June 2, 2015 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2015)*

10.74	Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer Agreement (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.75	Eleventh Amendment to Agreement of Limited Partnership, as Amended and Restated, of BGC Holdings, L.P., dated as of November 4, 2015 (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

Exhibit Number	Exhibit Title

10.76	Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2015)

10.77	Credit Agreement, dated as of February 25, 2016, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, the several financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2016)

10.78	Letter Agreement, dated April 27, 2016, between Steven R. McMurray and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016)*

10.79	Deed of Adherence, dated April 27, 2016, between Steven R. McMurray and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016)*

10.80	Registration Rights Agreement, dated as of May 27, 2016, by and between BGC Partners, Inc. and the parties named therein (incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed on May 31, 2016)

10.81	Seventh Amended and Restated Long Term Incentive Plan, dated as of June 22, 2016 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2016)*

10.82	Amended and Restated Deed of Adherence, dated December 14, 2016, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)*

10.83	Consultancy Agreement, dated December 14, 2016, between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)*

10.84	Letter Agreement, dated December 14, 2016, between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)*

10.85	Twelfth Amendment to Agreement of Limited Partnership, as amended and restated, of BGC Holdings, L.P., dated as of December 14, 201 and effective as of October 1, 2016 (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.86	Deed of Amendment, dated February 24, 2017, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP*

10.87	Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP*

10.88	Letter Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Holdings, L.P.*

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of subsidiaries of BGC Partners, Inc.

23.1	Consent of Ernst & Young LLP, independent auditors.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements.

*	Management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report.
**	Omitted pursuant to Item 601(b)(2) of Regulation S-K.
+	We have requested confidential treatment as to certain portions of Exhibits designated by a cross (+), which portions have been omitted and filed previously with the SEC.