Form 10-Q
period 2017-03-31
BGC Partners, Inc.
filed 2017-05-10
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On May 4, 2017, the registrant had 250,079,018 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

BGC PARTNERS, INC.

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “possible,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements.

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

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P., which we refer to as “BGC Holdings,” or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•

the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable securities, the proposed separation, IPO and distribution of shares related to our Real Estate Services business, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our outstanding debt or other securities, share sales and stock pledge, stock loan, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our Class B common stock and our other convertible securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares

The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on Form 10-Q, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the Securities and Exchange Commission (the “SEC”), and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$428,852	$502,024
Cash segregated under regulatory requirements	94,118	6,895
Reverse repurchase agreements	—	54,659
Securities owned	34,088	35,357
Marketable securities	163,208	164,820
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,678,145	497,557
Accrued commissions receivable, net	514,706	374,734
Loans, forgivable loans and other receivables from employees and partners, net	278,959	267,527
Fixed assets, net	167,385	165,867
Investments	33,397	33,439
Goodwill	882,735	863,690
Other intangible assets, net	329,095	247,723
Receivables from related parties	8,166	6,967
Other assets	294,837	287,141
Total assets	$4,907,691	$3,508,400
Liabilities, Redeemable Partnership Interest, and Equity
Repurchase agreements	$4,869	$—
Securities loaned	87,293	—
Accrued compensation	303,981	333,144
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,519,638	375,152
Payables to related parties	18,297	28,976
Accounts payable, accrued and other liabilities	817,595	599,046
Notes payable and collateralized borrowings	963,386	965,767
Total liabilities	3,715,059	2,302,085
Commitments and contingencies (Note 18)
Redeemable partnership interest	51,833	52,577
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 296,699 and 292,549 shares issued at March 31, 2017 and December 31, 2016, respectively; and 248,467 and 244,870 shares outstanding at March 31, 2017 and December 31, 2016, respectively	2,967	2,925
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 34,848 shares issued and outstanding at March 31, 2017 and December 31, 2016, convertible into Class A common stock	348	348
Additional paid-in capital	1,495,859	1,466,586
Contingent Class A common stock	42,472	42,472
Treasury stock, at cost: 48,232 and 47,679 shares of Class A common stock at March 31, 2017 and December 31, 2016, respectively	(293,555)	(288,743)
Retained deficit	(385,435)	(358,526)
Accumulated other comprehensive income (loss)	(17,774)	(23,199)
Total stockholders’ equity	844,882	841,863
Noncontrolling interest in subsidiaries	295,917	311,875
Total equity	1,140,799	1,153,738
Total liabilities, redeemable partnership interest, and equity	$4,907,691	$3,508,400

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Commissions	$547,126	$475,087
Principal transactions	85,743	92,439
Real estate management services	50,630	46,058
Fees from related parties	6,565	7,070
Data, software and post-trade	13,087	13,934
Interest income	3,303	2,384
Other revenues	976	3,682
Total revenues	707,430	640,654
Expenses:
Compensation and employee benefits	437,491	410,275
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	63,193	32,924
Total compensation and employee benefits	500,684	443,199
Occupancy and equipment	49,863	51,695
Fees to related parties	6,377	6,325
Professional and consulting fees	19,580	15,718
Communications	31,694	31,298
Selling and promotion	23,385	25,658
Commissions and floor brokerage	10,170	9,043
Interest expense	14,821	13,458
Other expenses	27,988	22,841
Total expenses	684,562	619,235
Other income (losses) , net:
Gain (loss) on divestiture and sale of investments	557	—
Gains (losses) on equity method investments	237	888
Other income (loss)	5,089	(2,917)
Total other income (losses), net	5,883	(2,029)
Income (loss) from operations before income taxes	28,751	19,390
Provision (benefit) for income taxes	6,659	4,840
Consolidated net income (loss)	$22,092	$14,550
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	3,877	2,045
Net income (loss) available to common stockholders	$18,215	$12,505
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$18,215	$12,505
Basic earnings (loss) per share	$0.06	$0.05
Basic weighted-average shares of common stock outstanding	283,399	273,780
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$27,610	$20,452
Fully diluted earnings (loss) per share	$0.06	$0.05
Fully diluted weighted-average shares of common stock outstanding	444,826	434,855
Dividends declared per share of common stock	$0.16	$0.14
Dividends declared and paid per share of common stock	$0.16	$0.14

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Consolidated net income (loss)	$22,092	$14,550
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,481	4,266
Available for sale securities	(287)	1,955
Total other comprehensive income (loss), net of tax	6,194	6,221
Comprehensive income (loss)	28,286	20,771
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	4,646	2,283
Comprehensive income (loss) attributable to common stockholders	$23,640	$18,488

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$22,092	$14,550
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	19,388	19,788
Employee loan amortization and reserves on employee loans	7,168	10,465
Equity-based compensation and allocations of net income to limited partnership units and FPUs	70,716	36,633
Deferred compensation expense	3,777	5,942
Losses (gains) on equity method investments	(237)	(888)
Amortization of discount (premium) on notes payable	(628)	(1,316)
Unrealized loss (gain) on marketable securities	(4,725)	10,275
Impairment of fixed assets, intangible assets and equity method investments	1,424	1,791
Deferred tax provision (benefit)	4,587	(2,764)
Sublease provision adjustment	—	(275)
Realized losses (gains) on marketable securities	(1,222)	(9,499)
Change in estimated acquisition earn-out payables	(1,042)	3
Other	(556)	(414)
Consolidated net income (loss), adjusted for non-cash and non-operating items	120,742	84,291
Decrease (increase) in operating assets:
Cash segregated under regulatory requirements	(9,281)	(2,545)
Reverse repurchase agreements	54,659	—
Securities owned	1,269	(406)
Securities borrowed	—	—
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,178,874)	(890,297)
Accrued commissions receivable, net	(22,306)	(24,589)
Loans, forgivable loans and other receivables from employees and partners, net	(16,984)	(80,079)
Receivables from related parties	(3,325)	(5,138)
Other assets	(3,850)	(12,412)
Increase (decrease) in operating liabilities:
Repurchase agreements	4,869	—
Securities loaned	87,293	(117,890)
Securities sold, not yet purchased	—	1,822
Accrued compensation	(54,946)	(26,896)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,140,919	886,130
Payables to related parties	(10,679)	23,223
Accounts payable, accrued and other liabilities	(358)	(35,737)
Net cash provided by (used in) operating activities	$109,148	$(200,523)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(9,878)	$(11,975)
Capitalization of software development costs	(4,704)	(2,753)
Purchase of equity method investments	(521)	(328)
Payments for acquisitions, net of cash acquired	(63,293)	(112,251)
Purchase of marketable securities	—	(52,491)
Proceeds from sale of marketable securities	7,829	511,161
Proceeds from sale of cost method investments	—	—
Capitalization of trademarks, patent defense and registration costs	(124)	(181)
Net cash provided by (used in) investing activities	$(70,691)	$331,182

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of collateralized borrowings	$(1,753)	$(1,695)
Earnings distributions	(36,158)	(17,591)
Redemption and repurchase of limited partnership interests	(14,183)	(10,261)
Dividends to stockholders	(45,124)	(37,980)
Repurchase of Class A common stock	(6,120)	(62,679)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(52)	(30)
Payments on acquisition earn-outs	(10,153)	(1,540)
Net cash provided by (used in) financing activities	(113,543)	(131,776)
Effect of exchange rate changes on cash and cash equivalents	1,914	2,459
Net increase (decrease) in cash and cash equivalents	(73,172)	1,342
Cash and cash equivalents at beginning of period	502,024	462,134
Cash and cash equivalents at end of period	$428,852	$463,476
Supplemental cash information:
Cash paid during the period for taxes	$5,806	$29,647
Cash paid during the period for interest	13,010	17,280
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$35,592	$7,852
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	4,635	651

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

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2017

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2017	$2,925	$348	$1,466,586	$42,472	$(288,743)	$(358,526)	$(23,199)	$311,875	$1,153,738
Consolidated net income (loss)	—	—	—	—	—	18,215	—	3,877	22,092
Other comprehensive gain, net of tax	—	—	—	—	—	—	5,425	769	6,194
Equity-based compensation, 356,389 shares	4	—	438	—	—	—	—	245	687
Dividends to common stockholders	—	—	—	—	—	(45,124)	—	—	(45,124)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(34,724)	(34,724)
Grant of exchangeability and redemption of limited partnership interests, issuance of 3,410,672 shares	34	—	25,214	—	—	—	—	15,246	40,494
Issuance of Class A common stock (net of costs), 9,942 shares	—	—	88	—	—	—	—	24	112
Redemption of FPUs, 15,663 units	—	—	—	—	—	—	—	(109)	(109)
Repurchase of Class A common stock, 552,955 shares	—	—	—	—	(4,812)	—	—	(1,308)	(6,120)
Issuance of Class A common stock for acquisitions, 373,078 shares	4	—	2,412	—	—	—	—	656	3,072
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	1,229	—	—	—	—	334	1,563
Purchase of Newmark noncontrolling interest	—	—	(108)	—	—	—	—	(1,027)	(1,135)
Other	—	—	—	—	—	—	—	59	59
Balance, March 31, 2017	$2,967	$348	$1,495,859	$42,472	$(293,555)	$(385,435)	$(17,774)	$295,917	$1,140,799

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company servicing the financial and real estate markets through its two segments, Financial Services and Real Estate Services. Through the Company’s financial service brands, including BGC®, GFI®, SunriseTM and R.P. MartinTM, among others, the Company’s Financial Services segment specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through the Company’s electronic brands including FENICS®, BGC Trader™, BGC Market Data, Capitalab® and Lucera®, BGC Partners offers fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

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

On January 12, 2016, the Company, Jersey Partners, Inc. (“JPI”), New JP Inc. (“New JPI”), Michael A. Gooch, Colin Heffron, and certain subsidiaries of JPI and the Company closed on a previously agreed upon merger. This merger provided for the acquisition of JPI by BGC (the “JPI Merger”) as provided for by a merger agreement dated December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of the Company merged with and into GFI Group Inc. (“GFI”) pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity (the “GFI Merger” and, together with the JPI Merger, the “Back-End Mergers”). The Back-End Mergers allowed the Company to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that it did not already own. Following the closing of the Back-End Mergers, the Company and its affiliates now own 100% of the outstanding shares of GFI’s common stock.

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

During the three months ended March 31, 2016, the Company changed the line item formerly known as “Market data and software solutions” to “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations. Reclassifications have been made to previously reported amounts to conform to the current presentation.

On November 4, 2016, the Company acquired from Cantor Fitzgerald, L.P. (“Cantor”) the 80% of the Lucera business (also known as “LFI Holdings, LLC” or “LFI”) not already owned by the Company. Lucera is a technology infrastructure provider tailored to the financial sector headquartered in New York. This transaction has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of the Company have been retrospectively adjusted to include the financial results of Lucera in the current and prior periods as if Lucera had always been consolidated.

The following tables summarize the impact of the transaction to the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 (in thousands, except per share amounts):

	Three Months Ended March 31, 2016
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income (loss) from operations before income taxes	$21,131	$(1,741)	$19,390
Consolidated net income (loss)	16,291	(1,741)	14,550
Net income (loss) attributable to noncontrolling interest in subsidiaries	2,632	(587)	2,045
Net income (loss) available to common stockholders	13,659	(1,154)	12,505
Basic earnings (loss) per share	0.05	---	0.05
Diluted earnings (loss) per share	0.05	---	0.05

Additionally, the unaudited condensed consolidated statements of comprehensive income (loss), unaudited condensed consolidated statements of cash flows and unaudited condensed consolidated statements of changes in equity have been adjusted to reflect these retrospective adjustments.

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

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which relates to disclosure of uncertainties about an entity’s ability to continue as a going concern. This ASU provides additional guidance on management’s responsibility to evaluate the condition of an entity and the required disclosures based on this assessment. This guidance was effective for the annual period ending after December 15, 2016. The adoption of this FASB guidance did not impact the Company’s unaudited condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard was effective for the Company beginning January 1, 2017, and early adoption was permitted. The adoption of this FASB guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which makes changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard will become effective for the Company beginning January 1, 2018 and will require adoption on a retrospective basis. The adoption of this FASB guidance will not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new standard will become effective for the Company beginning January 1, 2018 and will require adoption on a retrospective basis. The adoption of this FASB guidance will not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The new standard will become effective for the Company beginning January 1, 2018 and will be applied on a prospective basis.  The adoption of this FASB guidance is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

2.	Limited Partnership Interests in BGC Holdings

The Company is a holding company with no direct operations and conducts substantially all of its operations through its operating subsidiaries. Virtually all of the Company’s consolidated net assets and net income are those of consolidated variable interest entities. BGC Holdings, L.P. (“BGC Holdings”) is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC Partners, L.P. (“BGC US”) and BGC Global Holdings L.P. (“BGC Global”), the two operating partnerships. Listed below are the limited partnership interests in BGC Holdings. The founding/working partner units, limited partnership units and limited partnership interests held by Cantor (“Cantor units”), each as described below, collectively represent all of the “limited partnership interests” in BGC Holdings.

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

 Besso

On February 28, 2017, the Company announced that it had completed the acquisition of Besso Insurance Group Limited (“Besso”). Besso, based out of London is an independent insurance broker with a number of divisions including Property, Casualty, Marine, Aviation, Professional and Financial Risks and Reinsurance.

Sunrise Brokers

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

The assets and liabilities of Lucera have been recorded in the Company’s unaudited condensed consolidated statements of financial condition at the seller’s historical carrying value. The excess of the purchase price over Lucera’s net assets was accounted for as an equity transaction for the year ended December 31, 2016 (the period in which the transaction occurred).

Other Acquisitions

During the three months ended March 31, 2017, and the twelve months ended December 31, 2016, there were several smaller acquisitions in both the Financial Services and Real Estate Services segments. The aggregate consideration paid for these acquisitions was not material.

The total consideration for acquisitions during the three months ended March 31, 2017 was approximately $80.2 million in total fair value, comprised of cash, shares of BGC Class A common stock and BGC Holdings limited partnership units, of which $6.1 million may be issued contingent on certain targets being met through 2022. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $44.5 million.

The total consideration for acquisitions during the year ended December 31, 2016 was approximately $138.4 million in total fair value, comprised of cash, shares of the Company’s Class A common stock and BGC Holdings limited partnership units, of which $27.5 million may be issued contingent on certain targets being met through 2022. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $27.1 million. The goodwill figure includes measurement period adjustments of approximately $26.3 million recorded during the three months ended March 31, 2017.

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

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Month Ended March 31,
	2017	2016
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$18,215	$12,505
Basic weighted-average shares of common stock outstanding	283,399	273,780
Basic earnings (loss) per share	$0.06	$0.05

Fully diluted EPS is calculated utilizing net income (loss) available to common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on convertible notes, if applicable (see Note 16—“Notes Payable, Collateralized and Short-Term Borrowings”), as the numerator. The denominator is comprised of the Company’s weighted-average number of outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of common stock, including convertible notes, stock options and RSUs. The limited partnership interests generally are potentially exchangeable into shares of Class A common stock and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Fully diluted (loss) earnings per share
Net income (loss) available to common stockholders	$18,215	$12,505
Allocations of net income (loss) to limited partnership interests in BGC Holdings, net of tax	9,395	6,424
Interest expense on convertible notes, net of tax	—	1,523
Net income (loss) for fully diluted shares	$27,610	$20,452
Weighted-average shares:
Common stock outstanding	283,399	273,780
Limited partnership interests in BGC Holdings	159,271	142,695
Convertible notes	—	16,260
RSUs (Treasury stock method)	677	858
Other	1,479	1,262
Fully diluted weighted-average shares of common stock outstanding	444,826	434,855
Fully diluted earnings (loss) per share	$0.06	$0.05

For the three months ended March 31, 2017, there were no potentially dilutive securities excluded from the computation of fully diluted EPS, for being anti-dilutive. For the three months ended March 31, 2016, approximately 1.0 million potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. These were securities or other contracts (RSUs and/or stock options) to issue shares of common stock.

Additionally, as of March 31, 2017 and 2016, respectively, approximately 4.1 million and 6.1 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

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

Changes in shares of the Company’s Class A common stock outstanding for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Shares outstanding at beginning of period	244,869,624	219,063,365
Share issuances:
Exchanges of limited partnership interests[1]	3,410,672	894,602
Vesting of restricted stock units (RSUs)	356,389	373,899
Acquisitions	373,078	23,581,517
Other issuances of Class A common stock	9,942	27,226
Treasury stock repurchases	(552,955)	(7,187,046)
Forfeitures of restricted Class A common stock	—	(3,702)
Shares outstanding at end of period	248,466,750	236,749,861

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

The Company did not issue any shares of Class B common stock during the three months ended March 31, 2017 and 2016. As of March 31, 2017 and 2016, there were 34,848,107 shares of the Company’s Class B common stock outstanding.

Controlled Equity Offering

The Company has entered into a controlled equity offering (“CEO”) sales agreement with CF&Co (“November 2014 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its CEO sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of March 31, 2017, the Company has sold 16,819,294 shares of Class A common stock under the November 2014 Sales Agreement. For additional information, see Note 12—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. In February 2014, the Company’s Audit Committee authorized such repurchases of stock or units from Cantor, employees and partners. On February 7, 2017, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of March 31, 2017, the Company had approximately $279.4 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units. The table below represents unit redemption and share repurchase activity for the three months ended March 31, 2017:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions[1]
January 1, 2017—March 31, 2017	2,927,758	$10.84
Repurchases[2]
January 1, 2017—January 31, 2017	427,256	$11.01
February 1, 2017—February 28, 2017	98,660	11.29
March 1, 2017—March 31, 2017	27,039	11.20
Total Repurchases	552,955	$11.07
Total Redemptions and Repurchases	3,480,713	$10.88	$279,350,247

[1]

During the three months ended March 31, 2017, the Company redeemed approximately 2.9 million limited partnership units at an aggregate redemption price of approximately $31.6 million for an average price of $10.85 per unit and approximately 15.7 thousand FPUs at an aggregate redemption price of approximately $0.2 million for an average price of $10.73 per unit. During the three months ended March 31, 2016, the Company redeemed approximately 0.7 million limited partnership units at an aggregate redemption price of approximately $5.8 million for an average price of $8.65 per unit and approximately 101 thousand FPUs at an aggregate redemption price of approximately $0.8 million for an average price of $8.23 per unit.

[2]

During the three months ended March 31, 2017, the Company repurchased approximately 0.6 million shares of its Class A common stock at an aggregate purchase price of approximately $6.1 million for an average price of $11.07 per share. During the three months ended March 31, 2016, the Company repurchased approximately 7.2 million shares of its Class A common stock at an aggregate purchase price of approximately $62.7 million for an average price of $8.72 per share.

The table above represents the gross unit redemptions and share repurchases of the Company’s Class A common stock during the three months ended March 31, 2017. Approximately 2.8 million of the 2.9 million units above were redeemed using cash from the Company’s CEO program, and therefore did not impact the fully diluted number of shares and units outstanding. The remaining redemptions along with the Class A common stock repurchases resulted in a 0.7 million reduction in the fully diluted share count. This net reduction cost the Company approximately $7.8 million (or $11.07 per share/unit) during the three months ended March 31, 2017. This reduction partially offset the overall growth in the fully diluted share count which resulted from shares issued for equity-based compensation, front office hires and acquisitions.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$52,577	$57,145
Consolidated net income allocated to FPUs	1,054	711
Earnings distributions	(1,434)	(1,894)
FPUs exchanged	(303)	(191)
FPUs redeemed	(59)	(322)
Other	(2)	—
Balance at end of period	$51,833	$55,449

6.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $34.1 million as of March 31, 2017 and $35.4 million as of December 31, 2016. For additional information, see Note 11—“Fair Value of Financial Assets and Liabilities.”

7.	Collateralized Transactions

Repurchase Agreements and Reverse Repurchase Agreements

Securities sold under agreement to repurchase (“Repurchase Agreements”) and Securities purchased under agreements to resell (“Reverse Repurchase Agreements”) are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased or resold, including accrued interest.

For Reverse Repurchase Agreements, it is the Company’s policy to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under Reverse Repurchase Agreements. Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.

As of March 31, 2017, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $4.9 million for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreement.

As of December 31, 2016, Cantor facilitated Reverse Repurchase Agreements between the Company and Cantor in the amount of $54.7 million as part of the Company’s cash management strategy. U.S. Treasury or other fixed income securities were received from Cantor as collateral for the fair value of the Repurchase Agreement.

Securities Loaned

As of March 31, 2017, the Company had Securities loaned transactions of $87.3 million with CF&Co. The market value of the securities lent was $87.4 million. As of March 31, 2017, the cash collateral received from CF&Co bore interest rates ranging from 1.41% to 1.75%. As of December 31, 2016, the Company had no Securities loaned transactions. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

8.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $163.2 million and $164.8 million as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016, the Company held Marketable securities classified as trading securities with a market value of $152.9 million and $154.8 million, respectively. These securities are measured at fair value, with any changes in fair value recognized currently in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended March 31, 2017 and 2016, the Company recognized a realized and unrealized net gain of $5.9 million and a net loss of $0.3 million, respectively, related to the mark-to-market on these shares and any related hedging transactions when applicable.

As of March 31, 2017 and December 31, 2016, the Company held Marketable securities classified as available-for-sale with a market value of $10.3 million and $10.0 million, respectively. These securities are measured at fair value, with unrealized gains or losses included as part of “Other comprehensive income (loss)” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss). During the three months ended March 31, 2017 and 2016, the Company recognized a gain of $0.3 million and $0.8 million, respectively, related to these Marketable securities classified as available-for-sale.

During the three months ended March 31, 2017, the Company sold marketable securities with a market value of $7.8 million at the time of sale. The Company did not purchase any marketable securities during the three months ended March 31, 2017.

9.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s marketable securities (see Note 10—“Derivatives”). As of March 31, 2017 and December 31, 2016, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$1,510,342	$344,962
Receivables from clearing organizations	154,267	135,175
Other receivables from broker-dealers and customers	9,364	13,993
Open derivative contracts	4,172	3,427
Total	$1,678,145	$497,557
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$1,471,835	$301,873
Payables to clearing organizations	20,159	22,170
Other payables to broker-dealers and customers	13,393	19,581
Net pending trades	3,217	29,962
Open derivative contracts	11,034	1,566
Total	$1,519,638	$375,152

A portion of these receivables and payables are with Cantor. See Note 12—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of March 31, 2017 have subsequently settled at the contracted amounts.

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

	March 31, 2017		December 31, 2016
Derivative contract	Assets	Liabilities	Assets	Liabilities
Futures	$—	$2,037	$—	$512
Interest rate swaps	234	—	202	—
Foreign exchange swaps	3,926	5,698	2,946	977
Foreign exchange/commodities options	—	80	244	41
Forwards	12	3,219	35	36
Total	$4,172	$11,034	$3,427	$1,566

The notional amounts of these derivative contracts at March 31, 2017 and December 31, 2016 were $16.9 billion and $12.1 billion, respectively. At March 31, 2017, the notional amounts primarily consisted of long futures and short futures of $15.6 billion each. As of March 31, 2017, these notional values of long and short futures contracts were primarily related to fixed income futures in a consolidated VIE acquired in the acquisition of GFI, of which the Company’s exposure to economic loss is approximately $2.7 million.

The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. Certain of the Company’s foreign exchange swaps are with Cantor. See Note 12—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position at March 31, 2017 was $4.2 million.

The change in fair value of interest rate swaps, futures, foreign exchange/commodities options and foreign exchange swaps is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations, and the change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
Derivative contract	2017	2016
Futures	$1,949	$732
Interest rate swaps	28	4
Foreign exchange swaps	627	120
Foreign exchange/commodities options	3,602	3,129
Forwards	—	152
Equity options	—	444
Gain	$6,206	$4,581

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

11.	Fair Value of Financial Assets and Liabilities

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

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at March 31, 2017 and December 31, 2016 (in thousands):

	Assets at Fair Value at March 31, 2017
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$163,208	$—	$—	$—	$163,208
Government debt	33,777	—	—	—	33,777
Securities owned—Equities	311	—	—	—	311
Forwards	—	12	—	—	12
Foreign exchange swaps	—	4,394	—	(468)	3,926
Interest rate swaps	—	237	—	(3)	234
Futures	—	—	—	—	—
Foreign exchange/commodities options	—	—	—	—	—
Total	$197,296	$4,643	$—	$(471)	$201,468

	Liabilities at Fair Value at March 31, 2017
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Forwards	$—	$3,219	$—	$—	$3,219
Futures	—	2,037	—	—	2,037
Government debt	—	—	—	—	—
Foreign exchange/commodities options	80	—	—	—	80
Foreign exchange swaps	—	6,166	—	(468)	5,698
Interest rate swaps	—	3	—	(3)	—
Contingent consideration	—	—	52,737	—	52,737
Total	$80	$11,425	$52,737	$(471)	$63,771

	Assets at Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$164,820	$—	$—	$—	$164,820
Government debt	35,190	—	—	—	35,190
Securities owned—Equities	167	—	—	—	167
Forwards	—	57	—	(22)	35
Foreign exchange swaps	—	3,441	—	(495)	2,946
Interest rate swaps	—	231	—	(29)	202
Foreign exchange/commodities options	244	—	—	—	244
Total	$200,421	$3,729	$—	$(546)	$203,604

	Liabilities at Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Forwards	$—	$58	$—	$(22)	$36
Foreign exchange swaps	—	1,472	—	(495)	977
Futures	—	512	—	—	512
Interest rate swaps	—	29	—	(29)	—
Foreign exchange/commodities options	41	—	—	—	41
Contingent consideration	—	—	55,614	—	55,614
Total	$41	$2,071	$55,614	$(546)	$57,180

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the three months ended March 31, 2017 are as follows (in thousands):

	Opening Balance	Total realized and unrealized gains (losses) included in Net income (loss) (1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at March 31, 2017	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at March 31, 2017
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$55,614	$(1,042)	$(44)	$6,190	$(10,153)	$52,737	$(1,087)

(1)	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the three months ended March 31, 2016 are as follows (in thousands):

	Opening Balance	Total realized and unrealized gains (losses) included in Net income (loss) (1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at March 31, 2016	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at March 31, 2016
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$65,043	$4	$(5)	$833	$(1,540)	$64,337	$1

(1)	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Forwards	$12	$—	$12	$—	$—	$12
Foreign exchange swaps	4,394	468	3,926	—	—	3,926
Interest rate swaps	237	3	234	—	—	234
Foreign exchange/commodities options	—	—	—	—	—	—
Total	$4,643	$471	$4,172	$—	$—	$4,172
Liabilities
Forwards	$3,219	$—	$3,219	$—	$—	$3,219
Foreign exchange swaps	6,166	468	5,698	—	—	5,698
Interest rate swaps	3	3	—	—	—	—
Futures	2,037	—	2,037	—	—	2,037
Foreign exchange/commodities options	80	—	80	—	—	80
Total	$11,505	$471	$11,034	$—	$—	$11,034

	December 31, 2016
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Forwards	$57	$22	$35	$—	$—	$35
Foreign exchange swaps	3,441	495	2,946	—	—	2,946
Interest rate swaps	231	29	202	—	—	202
Foreign exchange /commodities options	244	—	244	—	—	244
Total	$3,973	$546	$3,427	$—	$—	$3,427
Liabilities
Forwards	$58	$22	$36	$—	$—	$36
Foreign exchange swaps	1,472	495	977	—	—	977
Interest rate swaps	29	29	—	—	—	—
Futures	512	—	512	—	—	512
Foreign exchange /commodities options	41	—	41	—	—	41
Total	$2,112	$546	$1,566	$—	$—	$1,566

Certain of the Company’s foreign exchange swaps are with Cantor. See Note 12—“Related Party Transactions,” for additional information related to these transactions.

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of March 31, 2017	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$52,737	Present value of expected payments	Discount rate Probability of meeting earnout	3.3%-9.2% 75%-100%	7.3% 94% (1)

(1)	The probability of meeting the earnout targets as of March 31, 2017 was based on the acquired businesses’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2016	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$55,614	Present value of expected payments	Discount rate Probability of meeting earnout	3.3%-9.2% 75%-100%	6.3% 96% (1)

(1)	The probability of meeting the earnout targets as of December 31, 2016 was based on the acquired businesses’ projected future financial performance, including revenues.

Valuation Processes – Level 3 Measurements

Valuations for contingent consideration are conducted by the Company. Each reporting period, the Company updates unobservable inputs. The Company has a formal process to review changes in fair value for satisfactory explanation.

Sensitivity Analysis – Level 3 Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. As of March 31, 2017 and December 31, 2016, the present value of expected payments related to the Company’s contingent consideration was $52.7 million and $55.6 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $68.3 million and $69.0 million, respectively.

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

For the three months ended March 31, 2017 and 2016, the Company recognized related party revenues of $6.6 million and $7.1 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended March 31, 2017 and 2016, the Company was charged $15.1 million and $12.9 million, respectively, for the services provided by Cantor and its affiliates, of which $8.7 million and $6.7 million, respectively, were to cover compensation to leased employees for the three months ended March 31, 2017 and 2016. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

For the three months ended March 31, 2017, Cantor’s share of the net loss in Tower Bridge was $0.6 million and for the three months ended March 31, 2016, Cantor’s share of net income in Tower Bridge was $0.5 million.   Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

During the three months ended March 31, 2017 and 2016, respectively, Lucera had $0.4 million and $0.8 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade in the Company’s unaudited condensed consolidated statements of operations.”  Cantor made no capital contributions to Lucera during the three months ended March 31, 2017.

Clearing Agreement with Cantor

The Company receives certain clearing services from Cantor pursuant to its clearing agreement. These clearing services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The costs for these services were immaterial for the three months ended March 31, 2017.

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of March 31, 2017 and December 31, 2016, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended March 31, 2017 and 2016, the Company recognized its share of foreign exchange losses of $510.5 thousand and gains of $149.0 thousand, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Company’s Audit Committee. During the three months ended March 31, 2017 and 2016, the Company recorded revenues from Cantor entities of $80 thousand and $52 thousand, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of March 31, 2017 and December 31, 2016, the Company did not have any investments in the program.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 14,683,401 shares of Class A common stock owned by them as of March 31, 2017 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short-term borrowing rate then in effect, plus 1%. On October 1, 2015, the Company borrowed $100.0 million under this facility (the “Cantor Loan”). The Cantor Loan was repaid on December 31, 2015. As of March 31, 2017, there were no borrowings outstanding under this facility. The Company did not have any interest expense related to the Cantor Loan for the three months ended March 31, 2017 or 2016.

As part of the Company’s cash management process, the Company may enter into tri-party repurchase agreements, reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of March 31, 2017, Cantor facilitated repurchase agreements on the Company’s behalf, and consequently the Company had $4.9 million of repurchase agreements outstanding with Cantor. As of December 31, 2016, Cantor facilitated reverse repurchase agreements on the Company’s behalf, and consequently the Company had $54.7million of reverse repurchase agreements outstanding with Cantor.

On February 9, 2016, the Audit Committee of the Board of Directors authorized the Company to enter into an arrangement with Cantor in which the Company would provide dedicated development services to Cantor at a cost to the Company not to exceed $1.4 million per year for the purpose of Cantor developing the capacity to provide quotations in certain securities from time to time. The services are terminable by either party at any time and will be provided on the terms and conditions set forth in the existing Administrative Services Agreement. The Company provided development services to Cantor in the three months ended March 31, 2017 under this arrangement. The cost of development services provided to date is approximately $1.2 million.

In July 2016, the Audit Committee of the Company authorized the Company to provide real estate and related services, including real estate advice, brokerage, property or facilities management, appraisals and valuations and other services, to Cantor on rates and terms no less favorable to the Company than those charged to third-party customers. The Company and Cantor expect to enter into these arrangements from time to time. The Company did not provide any such real estate and related services in the three months ended March 31, 2017.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of March 31, 2017 and December 31, 2016, the Company had receivables from Freedom International Brokerage of $2.1 million and $1.3 million, respectively. As of March 31, 2017 and December 31, 2016, the Company had $3.9 million and $3.0 million, respectively, in receivables from Cantor related to open derivative contracts. As of March 31, 2017 and December 31, 2016, the Company had $5.8 million and $1.0 million, respectively, in payables to Cantor related to open derivative contracts. As of March 31, 2017, the Company had $3.9 million in payables to Cantor related to fails and equity trades pending settlement.  As of December 31, 2016, the Company did not have any payables to Cantor related to fails and pending trades.

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

As of March 31, 2017 and December 31, 2016, the aggregate balance of employee loans, net of reserve, was $279.0 million and $267.5million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2017 and 2016 was $7.2 million and $10.5 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Interest income on the above-mentioned employee loans for the three months ended March 31, 2017 and 2016 was $1.6 million and $1.0 million, respectively. The interest income related to these employee loans is included as part of “Interest income” in the Company’s unaudited condensed consolidated statements of operations.

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

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 5—“Stock Transactions and Unit Redemptions,” the Company has entered into the November 2014 Sales Agreements with CF&Co, as the Company’s sales agent. During the three months ended March 31, 2017, the Company sold 2.8 million shares under its sales agreements with CF&Co for aggregate proceeds of $30.7 million, at a weighted-average price of $11.05 per share. During the three months ended March 31, 2016, the Company sold 0.4 million shares under its sales agreements with CF&Co for aggregate proceeds of $3.4 million, at a weighted-average price of $9.01 per share. For the three months ended

March 31, 2017 and 2016, the Company was charged approximately $0.6 million and $0.1 million, respectively, for services provided by CF&Co related to the Company’s sales agreements with CF&Co. These expenses are included as part of “Professional and consulting fees” in the Company’s unaudited condensed consolidated statements of operations.

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

On October 3, 2014, management was granted approval by the Company’s Board of Directors and Audit Committee to enter into stock loan transactions with CF&Co utilizing shares of Nasdaq stock or other equities. Such stock loan transactions will bear market terms and rates. As of March 31, 2017, the Company had Securities loaned transactions of $87.3 million with CF&Co. The market value of the securities lent was $87.4 million. As of March 31, 2017, the cash collateral received from CF&Co bore interest rates ranging from 1.41% to 1.75%. As of December 31, 2016, the Company had no Securities loaned transactions with CF&Co. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

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

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). In connection with this issuance of 5.125% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor, purchased $15.0 million of such senior notes and still holds such notes as of March 31, 2017.

Under rules adopted by the Commodity Futures Trading Commission (the “CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement. During the three months ended March 31, 2017 and 2016, the Company recorded fees of $31,250 and $31,250 with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

Transactions with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized the Company to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with the Company’s acquisition and other business strategies in commercial real estate and other businesses. Such services are provided at fees not to exceed the fully-allocated cost of such services, plus 10%. In connection with this agreement, the Company did not recognize any expense for the three months ended March 31, 2017 and 2016.

The Company also has a referral agreement in place with CCRE, in which the Company’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement, the Company recognized revenues of $1.4 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. This revenue was recorded as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

The Company also has a revenue-share agreement with CCRE, in which the Company pays CCRE for referrals for leasing or other services. The Company did not make any payments under this agreement to CCRE for the three months ended March 31, 2017 and 2016, respectively.

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

As of March 31, 2017, there were 997,773 FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

On November 7, 2016, the Compensation Committee approved a grant of 200,000 non-exchangeable PSUs/PPSUs to Mr. Merkel in replacement of 200,000 NPSUs previously granted to him on or about each of the following dates, provided that the Company and its affiliates earn, in aggregate, at least $25 million in gross revenues in the calendar quarter in which the PSUs/PPSUs are to be granted: (i) December 1, 2016 and (ii) each March 31 of 2017 through 2020 (for an aggregate total of 1,000,000 non-exchangeable PSUs/PPSUs). In connection with the foregoing, Mr. Merkel agreed to surrender a total of 1,714,826 previously granted NPSUs.

Each grant of such non-exchangeable PSUs/PPSUs is subject to Mr. Merkel’s continued employment and compliance with the Partnership Agreement as of the applicable grant date. The number of PSUs and PPSUs issuable on each grant date shall be determined by reference to the then-applicable practices for U.S.-based partners when determining the proportionality of PSUs/PPSUs (currently 55% in PSUs and 45% in PPSUs). The determination price of the PPSUs upon grant shall be the closing price of our Class A common stock on the applicable grant dates. In addition to the foregoing grants of PSUs/PPSUs in replacement of NPSUs, the Compensation Committee granted: (i) effective November 7, 2016, exchange rights with respect to 110,000 of Mr. Merkel’s previously issued non-exchangeable PSUs and 90,000 of Mr. Merkel’s previously issued non-exchangeable PPSUs, and (ii) effective on or about each February 28 of 2017 through 2020, exchange rights for 200,000 of Mr. Merkel’s then non-exchangeable PSU/PPSUs (the proportion of PSUs to PPSUs shall be in accordance with their issuance), subject to Mr. Merkel’s continued employment and compliance with the Partnership Agreement as of the applicable exchangeability date (for an aggregate total of 1 million exchangeable PSUs/PPSUs).

The Compensation Committee also agreed to the repurchase by the Company of (i) the 110,000 exchangeable PSUs for an aggregate of $952,600, based on the closing price of the Company’s Class A common stock on November 7, 2016, and (ii) the 90,000 exchangeable PPSUs for an aggregate of $773,599, at the weighted-average determination price for such PPSUs at the time of grant, which was $8.60 per unit.

As a result of the foregoing schedule, Mr. Merkel did not receive additional grants of exchange rights as part of his 2016 year-end compensation. Consistent with the previously approved schedule, effective February 28, 2017, the Compensation Committee approved (i) the grant of exchange rights with respect to 110,000 PSUs and 90,000 PPSUs held by Mr. Merkel; and (ii) the Company’s redemption for cash of such 110,000 PSUs at the average price that the Company received for sales of Class A common stock sold under the Controlled Equity Offering sales program on the date of approval, less 2%, for an aggregate of $1,216,911, and such 90,000 PPSUs at the applicable determination price of $9.41 per PPSU, for an aggregate of $847,033.

On December 14, 2016, in connection with his execution of a new amended and restated deed of adherence to the U.K. Partnership and a related letter agreement, the Compensation Committee granted 1,000,000 NPSUs and 3,500,000 non-exchangeable LPUs to Mr. Lynn effective as of October 1, 2016. The 1,000,000 NPSUs shall be replaced by non-exchangeable LPUs ratably (in installments of 250,000 each) effective October 1 of 2017, 2018, 2019 and 2020, subject to the terms of the letter agreement, including the Revenue Requirement (as defined below).

In January 2017, the requirement of further approval of the Compensation Committee to replace the NPSUs as described above was amended and changed into the requirement that the Company, inclusive of affiliates thereof, earn, in aggregate, at least $5 million in gross revenues in the calendar quarter in which the applicable award of non-exchangeable PSUs/PPSUs/LPUs/PLPUs is to be granted, and such executive remaining an employee or member of an affiliate of BGC and having complied at all times with his applicable employment or membership agreement and the Partnership Agreement as of the applicable grant date (collectively, the “Revenue Requirement”).

 On January 31, 2017, in connection with 2016 year-end compensation, certain previous awards of NPSUs vesting on January 1, 2017 were replaced with non-exchangeable PSUs/PPSUs (for Mr. Lutnick) and non-exchangeable LPUs/PLPUs (for Messrs. Lynn and Windeatt), all effective January 1, 2017, with the determination price of each PPSU and PLPU based on the closing price of our Class A common stock on December 30, 2016, which was $10.23. As a result, effective as of January 1, 2017, (a) 2,375,000 of Mr. Lutnick’s NPSUs were replaced with 1,710,000 non-exchangeable PSUs and 665,000 non-exchangeable PPSUs; (b) 750,000 of Mr. Lynn’s NPSUs were replaced with 540,000 non-exchangeable LPUs and 210,000 non-exchangeable PLPUs; and (c) 18,750 of Mr. Windeatt’s NPSUs were replaced with 13,500 non-exchangeable LPUs and 5,250 non-exchangeable PLPUs.

On January 31, 2017, in connection with his execution of an amendment to his amended and restated deed of adherence to the U.K. Partnership and a related letter agreement, the Compensation Committee granted 400,000 NPSUs and 100,000 LPSUs to Mr. Windeatt effective as of February 24, 2017. The 400,000 NPSUs shall be replaced by LPUs ratably (in installments of 100,000 each) on or about each April 1 of 2018, 2019, 2020, and 2021, subject to the terms of the letter agreement, including the Revenue Requirement.

On January 31, 2017, under our policy, the Compensation Committee granted exchange rights with respect to rights available to Mr. Lutnick with respect to some of his of his non-exchangeable PSUs/PPSUs. Mr. Lutnick elected to waive such rights as a one-time waiver that is not cumulative. Also pursuant to the policy, the Compensation Committee further approved a grant of 325,000 non-exchangeable PSUs to Mr. Lutnick, in replacement of 325,000 of his NPSUs, and a grant of 1,661,600 non-exchangeable PSUs in replacement of his 1,661,600 non-exchangeable PPSUs, for an aggregate total of 1,986,600 non-exchangeable PSUs, effective as of January 1, 2017, which were all of the rights available to him at such time.

On January 31, 2017, the Compensation Committee approved the acceleration of the lapse of restrictions on transferability with respect to 167,654 shares of restricted stock held by Mr. Lynn. On the same date, the Company repurchased the shares from Mr. Lynn at $11.07 per share, the closing price of our Class A common stock on such date.

In connection with such transaction, 25,156 of Mr. Lynn’s non-exchangeable LPUs were redeemed for zero. In addition, on January 31, 2017, the Compensation Committee redeemed for cash 180,115 of Mr. Lynn’s non-exchangeable LPUs at the average price that the Company received for sales of Class A common stock sold under the Controlled Equity Offering sales program on the date of approval, less 2%, for an aggregate of $1,958,641, and 70,045 non-exchangeable PLPUs at a determination price of $6.51, for an aggregate of $455,993. In connection with such redemptions from Mr. Lynn, 9,480 of his non-exchangeable LPUs and 3,687 of his non-exchangeable PLPUs at a determination price of $6.51 were redeemed for zero.

On the same date, the Compensation Committee approved the redemption for cash of 46,469 of Mr. Windeatt’s non-exchangeable LPUs at $10.87 per unit based on the average proceeds of the sale of shares under our Controlled Equity Offering less 2%, for an aggregate of $505,322, 14,866 non-exchangeable PLPUs were redeemed at a determination price of $6.51 per PLPU, for an aggregate of $96,778, and 3,206 non-exchangeable PLPUs were redeemed at a determination price of $7.83 per unit, for an aggregate of $25,103. In connection with these transactions, 2,902 non-exchangeable LPUs, 782 non-exchangeable PLPUs with a determination price of $6.51, and 347 non-exchangeable PLPUs with a determination price of $7.38 were redeemed for zero.

On the same date, the Compensation Committee approved the redemption for cash of certain of Mr. McMurray’s non-exchangeable LPUs and non-exchangeable PLPUs effective April 1, 2017. On April 1, 2017, the Company redeemed 17,115 of Mr. McMurray’s non-exchangeable LPUs for an aggregate of $188,634, based on the average price that the Company received for sales of Class A common stock sold under the Controlled Equity Offering sales program on such date, less 2%. The Company also redeemed 6,656 non-exchangeable PLPUs at a determination price of $11.07 per unit, for an aggregate of $73,682. In connection with the redemption from Mr. McMurray, 1,849 of his non-exchangeable LPUs and 719 of his non-exchangeable PLPUs with a determination price of $11.07 were redeemed for zero.

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

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of March 31, 2017 and December 31, 2016, the remaining liability associated with this commitment was $30.7 million, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

On February 23, 2016, the Company purchased from the Relief Fund 970,639 shares of the Company’s Class A common stock at a price of $8.72 per share, the closing price on the date of the transaction. On November 16, 2016, the Company purchased from the Relief Fund 166,238 shares of the Company’s Class A common stock at a price of $9.74 per share, the closing price on the date of the transaction.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million, to $16.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended March 31, 2017 and 2016, the Company made $0.2 million and $0.3 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

13.	Investments

Equity Method and Similar Investments

(in thousands)	March 31, 2017	December 31, 2016
Equity method investments	$30,500	$30,844
Cost method investments	2,897	2,595
Investments	$33,397	$33,439

The Company recognized a gain of $0.2 million and a gain of $0.9 million related to its equity method investments for the three months ended March 31, 2017 and 2016, respectively. The Company’s share of the gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations.

On November 4, 2016, the Company acquired the remaining interest in Lucera, which had previously been accounted for using the equity method. This transaction resulted in the consolidation of the entity in the Company’s unaudited condensed consolidated financial statements (see Note 12—“Related Party Transactions”) for more information.

See Note 12—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited condensed consolidated financial statements.

Investments in Variable Interest Entities

Certain of the Company’s equity method investments included in the tables above are considered Variable Interest Entities (“VIEs”), as defined under the accounting guidance for consolidation. The Company is not considered the primary beneficiary of and therefore does not consolidate these VIEs. The Company’s involvement with such entities is in the form of direct equity interests and related agreements. The Company’s maximum exposure to loss with respect to the VIEs is its investment in such entities as well as a credit facility and a subordinated loan.

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of March 31, 2017 and December 31, 2016. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	March 31, 2017		December 31, 2016
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$3,540	$4,520	$4,608	$5,588

[1]

The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. As of March 31, 2017, the Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.

Consolidated VIE

Through the acquisition of GFI, the Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $6.2 million as of March 31, 2017, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.5 million as of March 31, 2017. The Company’s exposure to economic loss on this VIE is approximately $2.7 million.

Cost Method Investments

The Company had previously acquired investments for which it did not have the ability to exert significant influence over operating and financial policies. The investments are generally accounted for using the cost method of accounting in accordance with FASB guidance, Investments—Other. The carrying value of the cost method investments was $2.9 million as of March 31, 2017 and $2.6 million as of December 31, 2016, and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

14.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Computer and communications equipment	$138,326	$130,538
Software, including software development costs	134,472	130,397
Leasehold improvements and other fixed assets	162,490	154,602
	435,288	415,537
Less: accumulated depreciation and amortization	(267,903)	(249,670)
Fixed assets, net	$167,385	$165,867

Depreciation expense was $7.7 million and $7.2 million for the three months ended March 31, 2017 and 2016, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

The Company has approximately $6.3 million of asset retirement obligations related to certain of its leasehold improvements. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the three months ended March 31, 2017 and 2016, software development costs totaling $4.6 million and $2.8 million, respectively, were capitalized. Amortization of software development costs totaled $5.4 million and $7.2 million for the three months ended March 31, 2017 and 2016, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.5 million and $1.8 million were recorded for the three months ended March 31, 2017 and 2016, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. The impairment charges for the three months ended March 31, 2017 and 2016 were related to the Financial Services segment. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

15.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2017 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2016	$451,035	$412,655	$863,690
Acquisitions	38,400	6,124	44,524
Measurement period adjustments	(27,024)	706	(26,318)
Cumulative translation adjustment	839	—	839
Balance at March 31, 2017	$463,250	419,485	$882,735

During the three months ended March 31, 2017, the Company recognized additional goodwill of approximately $38.4 million which was allocated to the Company’s Financial Services segment, and $6.1 million which was allocated to the Company’s Real Estate Services segment. See Note 3—“Acquisitions” for more information.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	March 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$209,110	$16,973	$192,137	14.4
Technology	24,034	7,137	16,897	4.9
Noncompete agreements	23,754	8,965	14,789	2.9
Patents	10,424	9,074	1,350	2.3
All other	18,914	6,784	12,130	8.7
Total definite life intangible assets	286,236	48,933	237,303	12.6
Indefinite life intangible assets:
Trade names	90,292	—	90,292	N/A
Horizon license	1,500	—	1,500	N/A
Total indefinite life intangible assets	91,792	—	91,792	N/A
Total	$378,028	$48,933	$329,095	12.6

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$127,749	$14,386	$113,363	17.7
Technology	24,570	6,275	18,295	5.2
Noncompete agreements	16,478	7,597	8,881	2.7
Patents	10,300	8,432	1,868	1.7
All other	13,426	5,996	7,430	3.7
Total definite life intangible assets	192,523	42,686	149,837	14.4
Indefinite life intangible assets:
Trade names	96,386	—	96,386	N/A
Horizon license	1,500	—	1,500	N/A
Total indefinite life intangible assets	97,886	—	97,886	N/A
Total	$290,409	$42,686	$247,723	14.4

Intangible amortization expense was $6.2 million and $5.4 million for the three months ended March 31, 2017 and 2016, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

There were no impairment charges for the Company’s definite and indefinite life intangibles for the three months ended March 31, 2017 and 2016.

The estimated future amortization expense of definite life intangible assets as of March 31, 2017 is as follows (in millions):

2017	22.5
2018	24.7
2019	23.2
2020	19.9
2021	18.6
2022 and thereafter	128.4
Total	237.3

16.	Notes Payable, Collateralized and Short-Term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

Total	March 31, 2017	December 31, 2016
8.125% Senior Notes	$109,302	$109,271
5.375% Senior Notes	297,328	297,083
8.375% Senior Notes	245,875	246,988
5.125% Senior Notes	296,406	296,215
Collateralized borrowings	14,475	16,210
Total	$963,386	$965,767

The Company’s Convertible Notes and Senior Notes are recorded at amortized cost. As of March 31, 2017 and December 31, 2016, the carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.125% Senior Notes	$109,302	$114,795	$109,271	$115,650
5.375% Senior Notes	297,328	315,195	297,083	312,000
8.375% Senior Notes	245,875	255,768	246,988	256,650
5.125% Senior Notes	296,406	312,210	296,215	309,300
Total	$948,911	$997,968	$949,557	$993,600

The fair values of the Senior Notes were determined using observable market prices as these securities are traded and are considered Level 1 and Level 2, respectively, within the fair value hierarchy, based on whether they are deemed to be actively traded.

Convertible Notes

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes due July 15, 2016. The 4.50% Convertible Notes were general senior unsecured obligations of the Company. The 4.50% Convertible Notes paid interest semiannually at a rate of 4.50% per annum and were priced at par. The Company recorded interest expense related to the 4.50% Convertible Notes of $3.0 million for the three months ended March 31, 2016. The Company did not record any interest expense related to the 4.50% Convertible Notes for the three months ended March 31, 2017.

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

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes
	For the three months ended
	March 31, 2017	March 31, 2016
Coupon interest	$—	$1,800
Amortization of discount	—	1,225
Total interest expense	$—	$3,025

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $2.3 million for each of the three months ended March 31, 2017 and 2016.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $4.3 million for both the three months ended March 31, 2017 and 2016.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). The carrying value of these notes as of March 31, 2017 was $245.9 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares of GFI common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave the Company the ability to control the timing and process with respect to a full merger. Also on July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of GFI’s 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. In addition, on January 13, 2016, Moody’s further upgraded the credit rating on GFI’s 8.375% Senior Notes, eliminating the penalty interest. The Company recorded interest expense related to the 8.375% Senior Notes of $5.0 million and $5.1 million for the three months ended March 31, 2017 and 2016, respectively.

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.125% Senior Notes of $4.0 million for the three months ended March 31, 2017. The Company did not record any interest expense related to the 5.125% Senior Notes for the three months ended March 31, 2016.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of March 31, 2017, the Company had $14.5 million outstanding related to this secured loan arrangement, which includes $0.1 million of deferred financing costs. The value of the fixed assets pledged as of March 31, 2017 was $2.4 million. The Company recorded interest expense related to this secured loan arrangement of $0.2 million for both the three months ended March 31, 2017 and 2016.

Credit Agreement

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

On February 25, 2016, the Company entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of the Company’s domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. The maturity date of the facility is February 25, 2018. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Contemporaneously with the closing of this credit agreement, the $25.0 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. was terminated. As of March 31, 2017, there were no borrowings outstanding under either the $150.0 million facility or the terminated $25.0 million facility. For the three months ended March 31, 2017 and March 31, 2016, the Company recorded interest expense related to the credit facility of $0.2 million and $0.1 million, respectively.

17.	Compensation

The Company’s Compensation Committee may grant various equity-based and partnership awards, including restricted stock units, restricted stock, stock options, limited partnership units and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units. On June 22, 2016, at the Annual Meeting of Stockholders of the Company, the stockholders approved the Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of Class A common stock of the Company that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of March 31, 2017, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 205.8 million shares. Upon vesting of RSUs, issuance of restricted stock, exercise of employee stock options and exchange of limited partnership units, the Company generally issues new shares of the Company’s Class A common stock.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2016	104,564,656
Granted	11,543,244
Redeemed/exchanged units	(4,347,250)
Forfeited units	(479,668)
Balance at March 31, 2017	111,280,982

During the three months ended March 31, 2017 and 2016, the Company granted exchangeability on 5.4 million and 3.2 million limited partnership units for which the Company incurred non-cash compensation expense of $53.8 million and $27.8 million, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

As of March 31, 2017 and December 31, 2016, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 14.0 million and 13.9 million, respectively.

As of March 31, 2017 and December 31, 2016, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $174.4 million and $155.6 million, respectively. As of March 31, 2017 and December 31, 2016, the aggregate estimated fair value of these limited partnership units was approximately $31.7 million and $26.2 million, respectively. The number of outstanding limited partnership units with a post-termination pay-out as of March 31, 2017 and December 31, 2016 was approximately 18.9 million and 17.0 million, respectively, of which approximately 11.8 million and 11.2 million were unvested. The liability for limited partnership units with a post-termination payout is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of March 31, 2017 and December 31, 2016, the aggregate estimated fair value of these acquisition-related limited partnership units was $21.6 million and $20.3 million, respectively. The liability for such acquisition-related limited partnership units is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited condensed consolidated statements of financial condition.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense related to these limited partnership units of $6.4 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively. These are included in “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $9.4 million and $5.1 million for the three months ended March 31, 2017 and 2016, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2016	1,547,402	$6.86	1.63
Granted	106,765	9.10
Delivered units	(537,547)	6.63
Forfeited units	(43,101)	7.47
Balance at March 31, 2017	1,073,519	$7.18	1.83

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

During the three months ended March 31, 2017, the Company granted 0.1 million of RSUs with aggregate estimated grant date fair values of approximately $1.0 million to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period. During the three months ended March 31, 2016, the Company did not grant any RSUs to employees and directors.

For RSUs that vested during the three months ended March 31, 2017 and 2016, the Company withheld shares valued at $2.0 million and $30 thousand to pay taxes due at the time of vesting.

As of March 31, 2017 and December 31, 2016, the aggregate estimated grant date fair value of outstanding RSUs was approximately $7.7 million and $10.6 million, respectively.

Compensation expense related to RSUs was approximately $1.1 million and $1.6 million, respectively, for the three months ended March 31, 2017 and 2016. As of March 31, 2017, there was approximately $8.5 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

The Company has granted restricted shares under its Equity Plan. Such restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the three months ended March 31, 2017 no shares were forfeited in connections with this clause. During the three months ended March 31, 2016, approximately 3.7 thousand shares were forfeited in connection with this clause. During the three months ended March 31, 2017 and 2016, the Company released the restrictions with respect to approximately 1.0 million and 1.6 million of such shares, respectively. As of March 31, 2017, there were 10.9 million of such restricted shares outstanding.

Deferred Cash Compensation

As part of the acquisition of GFI, the Company now maintains a Deferred Cash Award Program which was adopted by GFI on February 12, 2013, and provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. In addition, prior to the completion of the tender offer, GFI’s outstanding RSUs were converted into the right to receive an amount in cash equal to $6.10 per unit, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU. The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended March 31, 2017 and 2016 was $3.8 million and $5.9 million, respectively. As of March 31, 2017, the total liability for the deferred cash compensation awards was $11.7 million, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. Total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $13.2  million and is expected to be recognized over a weighted-average period of 1.2 years.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	1,007,085	$10.82	1.0	$—
Granted	—	—
Exercised options	—	—
Forfeited options	—	—
Balance at March 31, 2017	1,007,085	$10.82	0.7	$548,006
Options exercisable at March 31, 2017	1,007,085	$10.82	0.7	$548,006

There were no  stock options exercised during the three months ended March 31, 2017 and 250 thousand stock options exercised during the three months ended March 31, 2016, respectively. The Company did not grant any stock options during the three months ended March 31, 2017 and 2016.

The Company did not record any compensation expense related to stock options for the three months ended March 31, 2017 or 2016, as all of these options had vested in prior years. As of March 31, 2017, all of the compensation expense related to stock options was fully recognized.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of March 31, 2017, the Company was contingently liable for $1.6 million under these letters of credit.

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

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the United States, subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $0.9 million in health care claims as of March 31, 2017. The Company does not expect the impact of the health care claims to have a material impact on its financial condition, results of operations or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of March 31, 2017, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.

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

As of March 31, 2017, the Company had $473.6 million of undistributed foreign pre-tax earnings, which excludes the cash proceeds from the sale of Trayport. Except for the cash proceeds from the sale of Trayport, it is the Company’s intention to permanently reinvest these undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. For the cash proceeds which are not permanently reinvested, the accrued tax liability is $135.5 million, net of foreign tax credits.  In addition, certain GFI net operating loss carryforwards are expected to be utilized to reduce cash taxes.  Taking these items together, we therefore expect to pay effective cash taxes of no more than $64 million related to the Trayport transaction

 Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of March 31, 2017, the Company had $3.1 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of December 31, 2016, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $3.1 million, all of which, if recognized, would affect the effective tax rate.  The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of March 31, 2017, the Company had approximately $0.3 million of accrued interest related to uncertain tax positions. As of December 31, 2016, there were $0.3 million of accrued interest and penalties related to uncertain tax positions.

20.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2017, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of March 31, 2017, the European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2017, $604.5 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $347.7 million.

21.Segment and Geographic Information

Segment Information

The Company’s business segments are determined based on the products and services provided and reflect the manner in which financial information is evaluated by management. The Company’s operations consist of two reportable segments, Financial Services and Real Estate Services.

The Company’s Financial Services segment specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, insurance, energy and commodities, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. The Company’s Real Estate Services segment offers commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and real estate finance, consulting, project and development management, and property and facilities management.

The Company evaluates the performance and reviews the results of the segments based on each segment’s “Income (loss) from operations before income taxes.”

The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units; redemption/exchange of partnership units, issuance of restricted shares and a reserve on compensation-related partnership loans; and allocations of net income to limited partnership units and FPUs), as well as unallocated expenses, such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level. Corporate other income (losses), net includes gains that are not considered part of the Company’s ordinary, ongoing business, such as the mark-to-market on marketable securities and any related hedging transactions when applicable, and the adjustment of future earn-out payments.

Certain financial information for the Company’s segments is presented below. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. See Note 15—“Goodwill and Other Intangible Assets, Net,” for goodwill by reportable segment.

Three months ended March 31, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$135,752	$—	$—	$135,752
Credit	81,870	—	—	81,870
Foreign exchange	80,026	—	—	80,026
Energy and commodities	53,145	—	—	53,145
Equities, insurance, and other asset classes	75,706	—	—	75,706
Leasing and other services	—	127,574	—	127,574
Real estate capital markets	—	78,796	—	78,796
Real estate management services	—	50,630	—	50,630
Fees from related parties	—	—	6,565	6,565
Data, software and post-trade	13,087	—	—	13,087
Other revenues	942	4	30	976
Total non-interest revenues	440,528	257,004	6,595	704,127
Interest income	650	953	1,700	3,303
Total revenues	441,178	257,957	8,295	707,430
Interest expense	—	—	14,821	14,821
Non-interest expenses	353,906	236,583	79,252	669,741
Total expenses	353,906	236,583	94,073	684,562
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	557	557
Gains (losses) on equity investments	—	—	237	237
Other income (losses)	4,648	—	441	5,089
Total other income (losses), net	4,648	—	1,235	5,883
Income (loss) from operations before income taxes	$91,920	$21,374	$(84,543)	$28,751

Three months ended March 31, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$119,619	$—	$—	$119,619
Credit	84,915	—	—	84,915
Foreign exchange	82,468	—	—	82,468
Energy and commodities	64,398	—	—	64,398
Equities, insurance, and other asset classes	48,366	—	—	48,366
Leasing and other services	—	105,627	—	105,627
Real estate capital markets	—	62,133	—	62,133
Real estate management services	—	46,058	—	46,058
Fees from related parties	—	—	7,070	7,070
Data, software and post-trade	13,934	—	—	13,934
Other revenues	3,396	—	286	3,682
Total non-interest revenues	417,096	213,818	7,356	638,270
Interest income	511	662	1,211	2,384
Total revenues	417,607	214,480	8,567	640,654
Interest expense	—	—	13,458	13,458
Non-interest expenses	345,114	198,574	62,089	605,777
Total expenses	345,114	198,574	75,547	619,235
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	—	—
Gains (losses) on equity investments	—	—	888	888
Other income (losses)	10,972	—	(13,889)	(2,917)
Total other income (losses), net	10,972	—	(13,001)	(2,029)
Income (loss) from operations before income taxes	$83,465	$15,906	$(79,981)	$19,390

Total assets by reportable segment (in thousands):

Total Assets[1]	Financial Services	Real Estate Services	Total
At March 31, 2017	$4,128,035	$779,656	$4,907,691
At December 31, 2016	$2,707,677	$800,723	$3,508,400

[1]	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the three months ended March 31, 2017 and 2016, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
United States	$385,923	$356,828
United Kingdom	186,810	163,691
Asia	61,109	56,751
France	25,265	25,567
Other Americas	14,321	14,607
Other Europe/MEA	34,002	23,210
Total revenues	$707,430	$640,654

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of March 31, 2017 and December 31, 2016, respectively, is as follows (in thousands):

	March 31	December 31
	2017	2016
Long-lived assets:
United States	$1,279,147	$1,275,482
United Kingdom	337,697	229,555
Asia	25,563	23,154
France	5,844	5,540
Other Americas	24,469	22,246
Other Europe/MEA	5,710	4,952
Total long-lived assets	$1,678,430	$1,560,929

22.	Subsequent Events

First Quarter 2017 Dividend

On May 2, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share for the first quarter of 2017, payable on June 5, 2017 to Class A and Class B common stockholders of record as of May 19, 2017.

Controlled Equity Offering

Since March 31, 2017, the Company has sold, pursuant to the November 2014 Sales Agreement, 1.1 million shares of Class A common stock related to redemptions and exchanges of limited partnership interests in BGC Holdings.

On April 12, 2017, the Company entered into a CEO sales agreement with CF&Co (“April 2017 Sales Agrement”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its CEO sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of May 8, 2017, the Company has not sold any shares of Class A common stock under the April 2017 Sales Agreement.

Credit Facility

On April 21, 2017, pursuant to a previously disclosed authorization by the Audit Committee of BGC’s Board of Directors, the Company entered into a $150 million revolving credit facility (the “Credit Facility”) with an affiliate of Cantor. BGC agreed to lend $150 million under the Credit Facility to such affiliate (the “Loan”). As of the date hereof, the Credit Facility was fully drawn and the interest rate on the Loan is currently 4.24%. The Credit Facility has a maturity date of April 20, 2018, which may be extended from time to time on the terms set forth in the Credit Facility.

To fund the Loan, on April 21, 2017, the Company drew $150 million from its revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of other lenders, dated as of February 25, 2016. This amount currently carries an interest rate of 2.99%.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2017 and 2016. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage company servicing the financial and real estate markets through our Financial Services and Real Estate Services businesses. Through our financial service brands, including BGC®, GFI®, SunriseTM, BessoTM, and R.P. MartinTM, among others, our Financial Services business specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. Our Financial Services business also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our electronic brands including FENICS®, BGC TraderTM, FENICS Market Data, Capitalab® and Lucera®, we offer fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

Newmark Grubb Knight Frank (which may be referred to as “Newmark”, or “NGKF”) is our leading commercial real estate services business.  NGKF operates through brands including Newmark Grubb Knight Frank, Newmark Cornish & Carey, ARA, Computerized Facility Integration, NGKF Valuation & Advisory, and Excess Space.  Under these names and others, Newmark provides a wide range of commercial real estate services, including leasing and corporate advisory, investment sales and financial services, consulting, project and development management, and property and facilities management. .

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, property owners, real estate developers, and investment firms. We have more than 100 offices globally in major markets including New York and London, as well as in Atlanta, Beijing, Bogotá, Boston, Buenos Aires, Charlotte, Chicago, Copenhagen, Dallas, Denver, Dubai, Dublin, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Los Angeles, Madrid, Mexico City, Miami, Moscow, Nyon, Paris, Philadelphia, Rio de Janeiro, San Francisco, Santa Clara, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Washington, D.C.

We remain confident in our future growth prospects as we continue to increase the scale and depth of our Financial Services and Real Estate Services platforms and continue to seek market-driven opportunities to expand our business in numerous financial asset classes and other products and services. This was exemplified by our acquisition of GFI Group, Inc. (“GFI”). Beginning in the first quarter of 2015, BGC began consolidating the results of GFI, which continues to operate as a separately branded division of BGC. On January 12, 2016, we completed the merger with GFI by acquiring 100% of GFI’s outstanding shares (see “Acquisition of GFI Group, Inc.”). During 2016, we also completed the purchase of Sunrise Brokers Group (“Sunrise Brokers”) and several smaller companies. In the first quarter of 2017 we also acquired Besso Insurance Group Limited ("BessoTM"). By adding these and other leading companies to our platform, we have greatly broadened the scope and depth of services we can provide to our clients across our consolidated business. We have also continued to make key hires around the world and integrate our recent acquisitions onto our global platform. We expect these additions to increase our revenues and earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitable hires.

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

 Acquisition of GFI Group, Inc.

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

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement, dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The Back-End Mergers allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates now own 100% of the outstanding shares of GFI’s common stock. In total, approximately 23.5 million shares of BGC Class A common stock were issued and $111.2 million in cash will be paid with respect to the closing of the Back-End Mergers, inclusive of adjustments ($89.9 million has been paid as of March 31, 2017).

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

FENICS

As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, our higher margin fully electronic businesses, excluding Trayport and revenues from inter-company data, software, and post-trade services, have continued to grow their revenues and generated $211.3 million of net revenues during the most recent trailing twelve-month period ended March 31, 2017, up 2.2% from a year ago. These fully electronic revenues are more than double the annualized revenues of eSpeed, which generated $48.6 million in revenues for the six months ended June 30, 2013 and was sold in the second quarter of 2013 for $1.2 billion (based on the value of Nasdaq stock at the time the deal was announced). In addition, as part of the sale of eSpeed to NASDAQ, we expect to receive an earn out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of Nasdaq is equal to or greater than $25 million. Through March 31, 2017, we have received 3,968,988 shares of Nasdaq common stock in accordance with the agreement. The contingent future issuances of Nasdaq common stock are also subject to acceleration upon the occurrence of certain events.

For the purposes of this document and subsequent Securities and Exchange Commission (“SEC”) filings, all of our fully electronic businesses are referred to as “FENICS.” These offerings include Financial Services segment fully electronic brokerage products, as well as offerings in market data, software solutions, and post-trade services across both BGC and GFI. FENICS results do not include the results of Trayport, either before or after the completed sale to Intercontinental Exchange (“ICE”). Going forward, we expect these businesses to become an even more valuable part of BGC as they continue to grow faster than, and be substantially larger than, eSpeed ever was for us.

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

On June 23, 2016, the U.K. held a referendum regarding continued membership in the European Union (the “EU”). The exit from the EU is commonly referred to as the “Brexit.” The Brexit vote passed by 51.9% to 48.1%. The referendum was non-binding. However, while the Prime Minister of the U.K. had previously announced that negotiations will commence under Article 50 of the Lisbon Treaty in March 2017, negotiations are expected to start in earnest after parliamentary elections are held on June 8, 2017. These negotiations under Article 50 are to determine the future terms of the U.K.’s relationship with the EU, including the terms of trade, also known as “passporting rights” between the U.K. and the EU. The effects of the Brexit will depend on any agreements the U.K. makes to retain access to EU markets – including for financial services – either during a transitional period or more permanently.

The results of the Brexit referendum contributed to short-term volatility in most of the global financial markets in which we broker, and also led to currency exchange rate fluctuations that resulted in significant weakening of the British pound against most major foreign currencies. Although we generate a significant amount of revenue in the U.K., most of it is denominated in other currencies. However, a majority of our U.K. expenses are denominated in pounds. As a result, we expect the decrease in the value of the pound to have a minimal effect on our consolidated earnings.

Since the negotiations for completing Brexit could take two years or more, we anticipate higher than average global financial market volatility to occur periodically for the foreseeable future, all else equal. Historically, elevated volatility has often led to increased volumes in the Financial Services markets in which we broker, which could be beneficial for our business. However, the outcome of any negotiations between the U.K. and the EU could prove disruptive for our Financial Services business and/or its customers for a period of time.

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

Also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail the central banks buying government securities or other securities in the open market — particularly longer-dated instruments — in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its quantitative easing program in the fourth quarter of 2014, the U.S. Federal Reserve still had approximately $3.6 trillion worth of long-dated U.S. Treasury and Federal Agency securities as of March 29, 2017, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Additionally, the U.S. Federal Reserve has continued to roll over its existing positions and has thus kept its balance sheet at elevated levels since the fourth quarter of 2014. However, minutes of the Fed’s March 2017 policy meeting released in early April showed central bank officials considering how to unwind its balance sheet.  Although no decision was made about the timing or the details of any move to reduce the Fed’s holdings, some Fed board members suggested an unwind could begin later in 2017. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past few years and have indicated that they may continue to do so until economic conditions allow for a tapering or an unwinding of their quantitative easing programs.  As of the filing of this document, no other major central banks have publicly disclosed plans to taper or unwind their programs.

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

On September 1, 2016, the U.S. and Japan implemented “Phase I” of the Basel Committee’s edict for initial margin and variation margins to be exchanged bilaterally between participants transacting in non-centrally cleared derivatives. “Phase I” adversely impacted trading activity at our large sell-side institutional clients during the third quarter of 2016 as they worked through arranging documentation to support the exchange of margins with each other. Some clients remain unable to deal with major counterparties. In addition, uncertainty around compliance globally has affected derivatives pricing. Although regulators in Europe, Hong Kong, Singapore and Australia previously announced delays to the “Phase I” implementation date, most uncleared bilateral rates, FX and credit derivatives trading with U.S. counterparties has necessarily included initial margin, resulting in a general widening of bid-offer spreads with subsequent reduced turnover. While there has been some substitution with trades in nearly similar products being submitted for central clearing so as to be out of scope for the new rule, these transactions did not replace the withdrawn volumes. The first tranche of this rule application in the EU occurred in the middle of the first quarter of 2017, and similar disruption may occur when similar rules are effective in the EU and in other jurisdictions as the aftermath may be spread across a wider set of participants. “Phases II and III,” which cover midsize and smaller institutions, are expected to be implemented over the next four years.

During the quarter ended March 31, 2017, industry volumes were generally down year-over-year for the equity-related products we broker, but generally mixed across fixed income, currencies, and commodities (“FICC”). Below is an expanded discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards, and the level of secondary trading and related hedging activity was generally up year-on-year for the first quarter of 2017. For example, according to Trax, European government bond volumes were up 14% year-on-year during the quarter. In addition, according to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was flat in the first quarter as compared with a year earlier.  U.S. Treasury volumes traded on BrokerTec were down 7% over the same timeframe.  Additionally, interest rate derivative volumes were up 27% at Eurex, up 11% for the CME Group Inc. (“CME”), and up 18% for ICE and, all according to company press releases. In comparison, our overall rates revenues were $135.8 million, up approximately 13.5% as compared to a year earlier.

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

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (the “OECD”), which includes almost all of the advanced and developed economies of the world, reported that general government debt (defined as general government net financial liabilities) as a percentage of nominal GDP is estimated to be 73% for the entire OECD in 2018. This would represent a slight increase from 72% in 2016, but up considerably from the 39% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing will continue to negatively impact financial markets, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the current low interest rate environment and continued accommodative monetary policy of many major central banks.

Foreign Exchange Volumes and Volatility

Global FX volumes were generally down during the first quarter of 2017 year-over-year, as the period was impacted in part by decreased market volatility due to increased uncertainty around global macro events, including upcoming Brexit negotiations. Thus, spot FX at Thomson Reuters was down 20% during the quarter, overall FX volumes were down 10% for EBS, while FX futures at CME were down 6%, all when compared with the prior year period. In comparison, our overall FX revenues decreased by 3.0% to $80.0 million.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. The global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the quarter, primary dealer average daily volume for corporate bonds was up by 12% according to Bloomberg and the Federal Reserve Bank of New York, although dealer inventory of such bonds was up 55%. Also during the quarter the notional amount of credit derivatives traded and the number of credit derivatives transactions were down by 27% and 30%, respectively, from a year earlier as reported by the International Swaps and Derivatives Association. In comparison, our overall credit revenues were down by 3.6% to $81.9 million.

Energy and Commodities

Energy and commodities volumes were generally down during the first quarter of 2017 compared with a year earlier, despite increased volatility as measured by the Bank of America Merrill Lynch Commodity Index. For example, according to the Futures

Industry Association, the number of global futures contracts in agriculture, energy, non-precious metals, and metals declined by 11%, 9%, 40%, and 9%, respectively, year-over-year in the first quarter of 2017. For the same timeframe and same products, global listed options contracts were down 6%, up 2%, down 1%, and down 14%, respectively. In comparison, BGC’s energy and commodities revenues were down 17.5% to $53.1 million.

Equities, Insurance, and Other Asset Classes

Global equity volumes were generally down during the first quarter of 2017 compared with a year earlier. According to Credit Suisse Research, the average daily volumes of U.S. and European shares were down 20% (measured in number of shares) and 16% (in notional terms), respectively year-on-year. Additionally, U.S. and European equity derivatives average daily volumes were down 8% over the same timeframe. Our overall revenues from equities, insurance, and other asset classes increased by 56.5% to $75.7 million, due to the additions of Sunrise Brokers and Besso.

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

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers that dominate the OTC markets had, until recently, generally been hesitant in adopting electronically traded products. However, the banks, broker-dealers, and professional trading firms are now much more active in hybrid and fully electronically traded markets across various OTC products, including credit derivative indices, FX options, non-U.S. sovereign bonds, corporate bonds, and interest rate derivatives. These electronic markets have grown as percentage of overall industry volumes for the past few years as firms like BGC have invested in the kinds of technology favored by our customers. Recently enacted and pending regulation in Asia, Europe and the U.S. regarding banking, capital markets, and OTC derivatives has accelerated the adoption of fully electronic trading, and we expect to benefit from the rules and regulations surrounding OTC derivatives. Our understanding is that the rules that have been adopted or are being finalized will continue to allow for trading through a variety of means, including voice, and we believe the net impact of these rules and additional bank capital requirements will encourage the growth of fully electronic trading for a number of products we broker. We also believe that new clients, beyond our large bank customer base, will primarily transact electronically across our FENICS platform.

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

FENICS net revenues increased by 4.8% to $59.3 million for the three months ended March 31, 2017, as compared with $56.6 million for the three months ended March 31, 2016. The increase in overall FENICS net revenues for the period was primarily driven by strong growth from fully electronic rates. We offer electronically traded products on a significant portion of our Financial Services segment’s hundreds of brokerage desks. The revenues, profits, and long-term growth of these products have been significantly higher than those of eSpeed, which we sold in the second quarter of 2013 for over $1.2 billion. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of FENICS to further improve this segment’s profitability and market share.

Real Estate Services:

Our discussion of financial results for “Newmark Grubb Knight Frank,” “NGKF,” or “Real Estate Services” reflects only those businesses owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the NGKF name in their branding or marketing.

Our Real Estate Services segment continued to show solid growth and generated approximately 36.5% of our consolidated revenues for the three months ended March 31, 2017. Real Estate brokerage revenues were $206.4 million, up 23.0% year-over-year, which included revenue growth of 26.8% and 20.8% from real estate capital markets and leasing and other services, respectively. The growth across our brokerage offerings was driven primarily by strong double-digit organic growth. Our Real Estate management services were up by 9.9%, and overall NGKF revenues improved by 20.3%. Although U.S. industry-wide activity across commercial leasing was down by 0% to 5% year-on-year in the three months ended March 31, 2017, according to NGKF Research, while Real Capital Analytics (“RCA”) estimates that overall U.S. sales volumes declined by 18% over the same period. We therefore believe that NGKF continued to gain market share during the quarter.

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

Transaction Services

For the three months ended March 31, 2017, we completed more than 3,750 real estate transactions in the U.S. with total deal consideration in excess of $14 billion.

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

Agency Leasing. We execute marketing and leasing programs on behalf of investors, developers, governments, property companies and other owners of real estate to secure tenants and negotiate leases. Revenue is typically recognized when a lease is signed and/or a tenant occupies the space and is calculated as a percentage of the total revenue that the landlord is expected to derive from the lease over its term. In certain markets revenue is determined on a per square foot basis. As of March 31, 2017, we represent buildings that total 378 million square feet on behalf of owners in the U.S.

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

Recurring Revenue Streams. Today’s clients are focused on corporate governance, consistency in service delivery, centralization of the real estate function and procurement. Clients are also less focused on transaction based outcomes and more focused on overall results, savings, efficiencies and optimization of their overall business objectives. GCS was specifically designed to meet these objectives. GCS is often hired to solve business problems, not “real estate” problems. GCS provides a unique lens into the corporate real estate (which we refer to as “CRE”) outsourcing industry and offers a unique way to win business. Whether a client currently manages its corporate real estate function in-house (insource) or has engaged an external provider (outsource), GCS drives value by securing accounts that are first generation outsource or by gaining outsourced market share.

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

As of March 31, 2017, we have agreements to manage nearly 136 million square feet on behalf of owners.

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

Economic Growth in the U.S.

The U.S. economy expanded by a seasonally adjusted annualized rate of 0.7% during the first quarter of 2017, which was below the 1.0% growth that had been expected, according to a Bloomberg survey of economists. This growth compares with an increase of 1.6% during the full year of 2016. The consensus is for U.S. GDP to expand by 2.2% and 2.4% in 2017 and 2018, respectively, according to the same Bloomberg survey. This moderate pace of growth should help keep interest rates and inflation low by historical standards. The Federal Reserve expects inflation should remain stable at around the Fed’s desired target of 2.0% over through the end of 2018.  Moderate economic growth combined with low and steady inflation gives the Fed room to raise the short-term federal funds rate from the low levels of the post-recession years. Officials raised rates by a quarter point in March and have indicated two more increases this year, followed by three increases in 2018. Officials expect rates to settle at the equilibrium level of 3.0% by the end of 2019, a level below prior business cycles and below the Fed’s projections from just a few years ago.

Despite sluggish GDP growth, employers added a monthly average of 178,000 new jobs in the first quarter, according to the Bureau of Labor Statistics reported on par with last year’s monthly average of 187,000 and above the 125,000 jobs necessary to absorb new graduates and other first-time entrants to the labor force. During the quarter, office-using jobs (for example, finance, information, and professional and business services) increased by a monthly average of 60,300. Over the past 12 months, the number of office jobs rose by 2.5%, above the overall employment growth rate of 1.5%. The solid level of hiring has helped absorb some of the long-term unemployed sidelined by the recession – called “slack” by economists. The U-6 rate, which includes labor market slack not picked up in the unemployment rate, fell three-tenths of a point in March to 8.9%, its lowest level since the recession began in December 2007.

The 10-year Treasury yield ended the first quarter at 2.3874%, up 62 basis points from the year-earlier figure of 1.7687%. However, 10-year Treasury yields have remained well below their 50-year average of approximately 6.5%, in large part due to market expectations that the Federal Open Market Committee (“FOMC”) will only moderately raise the federal funds rate over the next few years. Interest rates are also low due to even lower or negative benchmark government interest rates in much of the rest of developed world, which makes U.S. government bonds relatively more attractive.

The combination of moderate economic growth and low interest rates prevailing since the recession has been a powerful stimulus for commercial real estate, delivering steady absorption of space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Construction activity has been slow to ramp up, with the exception of apartments, and has generally remained in line with demand despite temporary overbuilding in isolated locations. Vacancy rates are at or near their cyclical lows, but are trending in different directions. Apartment vacancies are edging higher due to elevated deliveries of new product in some areas; office vacancies are broadly level; industrial vacancies continue to move lower thanks to voracious demand for e-commerce facilities; and retail vacancies are trending lower due to very low construction levels, even as retailers struggle with the migration of sales online. Asking rental rates posted moderate gains across most property types during the first quarter, fueled by sustained demand for space, tight vacancies and the delivery of new product with top-of-market asking rents.

The following key trends drove the commercial real estate market during the first quarter of 2017:

•	Consistent U.S. employment growth and rising home values supported consumer spending, which comprises two-thirds of the economy.

•	Generally high consumer and business confidence.

•

Technology, professional and business services and healthcare continued to power demand for office space, although technology occupiers have turned more cautious, restraining demand in some formerly high-flying markets such as San Francisco and Silicon Valley.

•

Oil prices fell and then rose during the first quarter with a barrel of WTI crude ending the quarter at $50.60, down from $53.72 at year-end 2016. The rebound in shale oil production and increasing efficiencies by producers have restrained prices despite rising demand in the U.S. and globally. Houston and other energy-focused office markets continued to deal with excess vacancies and generous lease concessions.

•

E-commerce and supply-chain optimization pushed industrial absorption above the 50 million-square-foot threshold for a 10th consecutive quarter, creating tenant and owner-user demand for warehouses and distribution centers.

•	Apartment rents benefited from sustained job growth. The two largest generations: millennials and baby boomers, are supporting demand, particularly in walkable urban and suburban neighborhoods.

•	Incremental gains in business travel, convention business and leisure travel supported the hospitality market.

Market Statistics

The U.S. commercial property market continues to display strength, despite slowing growth of commercial property prices, as per CoStar. U.S. commercial real estate activity and prices were impacted during the year primarily related to tightening credit conditions, particularly in CMBS, as well as changing capitalization rates. However, spreads of U.S. commercial real estate capitalization rates over 10-year U.S. Treasuries were 354 basis points on average during the first quarter of 2017, well above the pre-recession low of 165 basis points and slightly below the trailing 10-year average spread of 358 basis points. If the U.S. economy continues to expand at the moderate pace envisioned by many economists, we would expect this to fuel the continued expansion of demand for commercial real estate. The spread between local 10-year benchmark government bonds and U.S. cap rates was even wider with respect to major countries including Japan, Canada, Germany, the U.K. and France during the quarter. This should continue to make U.S. commercial real estate a relatively attractive investment for non-U.S. investors.

According to CoStar’s Value-Weighted U.S. Composite Index, average prices were up by 4% year-over-year for the three months ended March 31, 2017, while equal-weighted prices were up by 11.6%. During the quarter, the dollar volume of significant property sales declined by approximately 18% from the year ago period based on data from NGKF Research and RCA. In comparison, our real estate capital markets revenue increased by 26.8% year-over-year, primarily due to organic growth. Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. According to NGKF Research, the combined average vacancy rate for office, industrial, and retail properties ended the first quarter of 2017 at 7.0%, an improvement versus 7.6% a year earlier, marking 28 consecutive quarters of improving average vacancy rates. Rents for all property types in the U.S. continued to improve modestly. However, NGKF Research estimates that overall U.S. leasing activity during the year was flat to down slightly from the year ago period, likely a result of sluggishness and consolidations in certain industries such as finance, technology, energy and retail. In comparison, revenues from our leasing and other services business grew by 20.8% to $127.6 million.

REGULATORY ENVIRONMENT

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for information related to our regulatory environment.

 LIQUIDITY

See “Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.

HIRING AND ACQUISITIONS

Key drivers of our revenue are front-office producer headcount and average revenue per producer. We believe that our strong technology platform and unique partnership structure have enabled us to use both acquisitions and recruiting to profitably increase our front-office staff at a faster rate than our largest competitors.

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

As of March 31, 2017, our front-office headcount was up 4% year-over-year at 4,004 brokers, salespeople, managers and other front-office personnel. For the three months ended March 31, 2017, average revenue generated per front-office employee increased by 9% from a year ago to approximately $163 thousand. By segment, front office headcount increased by approximately 5% for the first quarter of 2017 compared with a year earlier in Financial Services, while revenue per front office employee increased by 4%. For Real Estate Services, front office headcount increased by approximately 2% for the first quarter of 2017 compared with a year earlier, while revenue per front office employee increased by 20%. Our average revenue per front-office employee has historically grown more slowly, or declined, year-over-year for periods following significant headcount increases. The additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company.

Our largest Financial Services customers have indicated that they are likely to increase the adoption of both hybrid and fully electronic trading. We believe this will favor the larger inter-dealer brokers over smaller, non-public local competitors, as the smaller players generally do not have the financial resources to invest the necessary amounts in technology. We believe this will lead to further consolidation across the wholesale financial brokerage industry, and thus allow us to profitably grow our front-office headcount and broker productivity.

Since early 2016, our Financial Services acquisitions have included Lucera, Sunrise Brokers, Besso, and several smaller acquisitions.

On November 4, 2016, the Company acquired the 80% of the Lucera business (also known as “LFI Holdings, LLC” or “LFI”) not already owned by the Company. Lucera, a technology infrastructure provider tailored to the financial sector, is a limited liability company headquartered in New York.

On December 15, 2016, we completed the acquisition of the businesses of Sunrise Brokers, an independent financial brokerage with a leading reputation in worldwide equity derivatives. Based in London, and with offices in New York and Hong Kong, Sunrise Brokers was voted overall “Number One Equity Products Broker of the Year” by Risk Magazine for the past nine years, and the top broker in “Equity Exotic Derivatives” for 13 years running. Sunrise Brokers has approximately 135 brokers, generated approximately $90 million in revenues in 2015, and has grown its revenues and profits for each of the previous three years.

On February 28, 2017, we completed the acquisition of Besso, an independent Lloyd’s of London insurance broker with a strong reputation across Property, Casualty, Marine, Aviation, Professional and Financial Risks and Reinsurance. Besso generated revenue of approximately £44 million in the financial year ended December 31, 2016.

Since early 2016, our Real Estate Services business has completed several smaller acquisitions.

FINANCIAL HIGHLIGHTS

For the three months ended March 31, 2017, we had income (loss) from operations before income taxes of $28.8 million compared to income (loss) from operations before income taxes of $19.4 million in the year earlier period. Our strong results were led by significant growth from Newmark, our Real Estate Services business, several acquisitions made across both Financial Services and Real Estate Services, and double-digit growth from our rates business. Total revenues for the three months ended March 31, 2017 increased approximately $66.8 million to $707.4 million. Total expenses increased approximately $65.3 million to $684.6 million, due to a $30.3 million increase in allocations of net income and grant of exchangeability to limited partnership units and FPUs, as well as a $27.2 million increase in compensation expenses. We expect our revenues and earnings to grow over time as we continue to invest our $534.0 million of liquidity and to reap the benefits from our recent acquisitions and front-office hires.

Our Real Estate Services business’ overall revenues grew by approximately 20.3%. This improvement was led by an almost entirely organic 26.8% increase in revenues from real estate capital markets brokerage and a 20.8% increase in revenues from leasing and other services. According to Real Capital Analytics, industry-wide U.S. investment sales declined by 18%. We therefore continued to grow faster than the overall market. As we make accretive acquisitions and profitable hires, we expect to sustain our outperformance.

We believe that BGC’s assets and businesses are worth considerably more than what is reflected in our current share price. Based on recent equity multiples, we think that the market is undervaluing both Newmark and FENICS. We also believe that our stock price does not accurately reflect the more than $740 million of additional Nasdaq shares (based on the May 3, 2017 closing price) we anticipate receiving over time, which are not reflected on our balance sheet. We also expect our earnings to continue to grow as we increase the profitability of GFI, add revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

 RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017		2016
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$547,126	77.4%	$475,087	74.2%
Principal transactions	85,743	12.1	92,439	14.4
Total brokerage revenues	632,869	89.5	567,526	88.6
Real estate management services	50,630	7.2	46,058	7.2
Fees from related parties	6,565	0.9	7,070	1.1
Data, software and post-trade	13,087	1.8	13,934	2.2
Interest income	3,303	0.5	2,384	0.4
Other revenues	976	0.1	3,682	0.5
Total revenues	707,430	100.0	640,654	100.0
Expenses:
Compensation and employee benefits	437,491	61.8	410,275	64.0
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	63,193	9.0	32,924	5.2
Total compensation and employee benefits	500,684	70.8	443,199	69.2
Occupancy and equipment	49,863	7.0	51,695	8.1
Fees to related parties	6,377	0.9	6,325	1.0
Professional and consulting fees	19,580	2.8	15,718	2.5
Communications	31,694	4.5	31,298	4.9
Selling and promotion	23,385	3.3	25,658	4.0
Commissions and floor brokerage	10,170	1.4	9,043	1.4
Interest expense	14,821	2.1	13,458	2.1
Other expenses	27,988	4.0	22,841	3.5
Total expenses	684,562	96.8	619,235	96.7
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	557	0.1	—	—
Gains (losses) on equity method investments	237	—	888	0.1
Other income (loss)	5,089	0.7	(2,917)	(0.4)
Total other income (losses), net	5,883	0.8	(2,029)	(0.3)
Income (loss) from operations before income taxes	28,751	4.0	19,390	3.0
Provision (benefit) for income taxes	6,659	0.9	4,840	0.7
Consolidated net income (loss)	22,092	3.1	14,550	2.3
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	3,877	0.5	2,045	0.3
Net income (loss) available to common stockholders	$18,215	2.6%	$12,505	2.0%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

Brokerage Revenues

Total brokerage revenues increased by $65.3 million, or 11.5%, to $632.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Commission revenues increased by $72.0 million, or 15.2%, to $547.1 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Principal transactions revenues decreased by $6.7 million, or 7.2%, to $85.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

 The increase in brokerage revenues was primarily driven by increases in revenues from Equities, insurance, and other asset classes, (following the acquisitions of Sunrise Brokers and Besso), leasing and other services, real estate capital markets brokerage, and growth in our rates business, partially offset by lower revenues in energy & commodities, credit and foreign exchange.

Our rates revenues increased by $16.1 million, or 13.5%, to $135.8 million for the three months ended March 31, 2017. The increase in rates revenues was primarily due to strong improvement from fully electronics rates.

Our credit revenues decreased by $3.0 million, or 3.6%, to $81.9 million for the three months ended March 31, 2017. This decrease was primarily driven by lower volumes and a decrease in fully electronic credit brokerage.

Our FX revenues decreased by $2.4 million, or 3.0%, to $80.0 million for the three months ended March 31, 2017. This decrease was primarily driven by lower global volumes.

Our brokerage revenues from energy and commodities decreased by $11.3 million, or 17.5%, to $53.1 million for the three months ended March 31, 2017. This decrease was primarily driven by lower global volumes.

Our brokerage revenues from equities, insurance, and other asset classes increased by $27.3 million, or 56.5%, to $75.7 million for the three months ended March 31, 2017. This increase was primarily driven by our acquisitions of Sunrise Brokers in December 2016 and Besso in February 2017.

Leasing and other services revenues increased by $21.9 million, or 20.8%, to $127.6 million for the three months ended March 31, 2017 as compared to the prior year period. According to NGKF Research, leasing activity during the first quarter of 2017 was flat to slightly down relative to the prior year period.

Real estate capital markets revenues increased by $16.7 million, or 26.8%, to $78.8 million for the three months ended March 31, 2017 as compared to the prior year period. Growth across leasing and real estate capital markets was primarily due to organic growth as recent investments began to pay off.

Real Estate Management Services

Real estate management services revenue increased by $4.6 million, or 9.9%, to $50.6 million for the three months ended March 31, 2017 primarily due to organic growth.

Fees from Related Parties

Fees from related parties decreased by $0.5 million, or 7.1%, to $6.6 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Data, Software and Post-Trade

Data, software and post-trade revenues decreased by $0.8 million, or 6.1%, to $13.1 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Interest Income

Interest income increased by $0.9 million, or 38.5%, to $3.3 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was primarily due to an increase in interest income from employee loans.

Other Revenues

Other revenues decreased by $2.7 million, or 73.5%, to $1.0 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease was primarily due to insurance recoveries related to Hurricane Sandy recorded in the three months ended March 31, 2016.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $27.2 million, or 6.6%, to $437.5 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The main driver of this increase was the increased level of brokerage revenues particularly related to the acquisitions of Sunrise Brokers Group and Besso Insurance Group Limited and our Real Estate Services business.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $30.3 million, or 91.9%, to $63.2 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was primarily driven by an increase in charges related to grants of exchangeability to limited partnership units during the three months ended March 31, 2017.

Occupancy and Equipment

Occupancy and equipment expense decreased by $1.8 million, or 3.5%, to $49.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This decrease was primarily driven by a decrease in fixed asset impairment charges.

Fees to Related Parties

Fees to related parties increased by $52 thousand, or 0.8%, to $6.4 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting and legal).

Professional and Consulting Fees

Professional and consulting fees increased by $3.9 million, or 24.6%, to $19.6 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was primarily driven by increased legal and consulting fees.

Communications

Communications expense increased by $0.4 million, or 1.3%, to $31.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense decreased by $2.3 million, or 8.9%, to $23.4 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $1.1 million, or 12.5%, to $10.2 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This line item tends to move in line with Financial Services brokerage revenues.

Interest Expense

Interest expense increased by $1.4 million, or 10.1%, to $14.8 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was primarily driven by the interest expense on the 5.125% Senior Notes issued on May 27, 2016, partially offset by a decrease in interest expense due to the maturity of 4.50% Convertible Senior Notes.

Other Expenses

Other expenses increased by $5.1 million, or 22.5%, to $28.0 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily related to costs associated with acquisitions and other tax expenses.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had a gain on divestiture of $0.6 million in the three months ended March 31, 2017, as a result of the sale of investments. For the three months ended March 31, 2016, we had no gains or losses from divestitures or sales of investments.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments decreased by $0.7 million, or 73.3%, to a gain of $0.2 million, for the three months ended March 31, 2017 as compared to a gain of $0.9 million for the three months ended March 31, 2016. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) increased by $8.0 million, or 274.5%, to $5.1 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The $8.0 million year-over-year increase was primarily due to the mark-to-market on our marketable securities and other acquisition related adjustments.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased by $1.8 million, or 37.6%, to $6.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was primarily driven by an increase in pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $1.8 million, or 89.6%, to $3.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was primarily driven by an increase in earnings.

Business Segment Financial Results

The business segments are determined based on the products and services provided and reflect the manner in which financial information is evaluated by management. We evaluate the performance and review the results of the segments based on each segment’s “Income (loss) from operations before income taxes.”

Certain financial information for our segments is presented below. The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units, redemption/exchange of partnership units, issuance of restricted shares and allocations of net income to founding/working partner units and limited partnership units), as well as unallocated expenses, such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level. Corporate other income (losses), net includes gains that are not considered part of the Company’s ordinary, ongoing business, such as the mark-to-market on marketable securities and any related hedging transactions when applicable and the adjustment of future earn-out payments.

Three months ended March 31, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$441,178	$257,957	$8,295	$707,430
Total expenses	353,906	236,583	94,073	684,562
Total other income (losses), net	4,648	---	1,235	5,883
Income (loss) from operations before income taxes	$91,920	$21,374	$(84,543)	$28,751

Three months ended March 31, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$417,607	$214,480	$8,567	$640,654
Total expenses	345,114	198,574	75,547	619,235
Total other income (losses), net	10,972	---	(13,001)	(2,029)
Income (loss) from operations before income taxes	$83,465	$15,906	$(79,981)	$19,390

Segment Results for the Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

•

Revenues for Financial Services increased approximately $23.6 million, or 5.6%, to $441.2 million for the three months ended March 31, 2017 from $417.6 million for the three months ended March 31, 2016. BGC’s Financial Services revenues improved primarily due to the acquisitions of Sunrise Brokers and Besso.  In addition, the segment’s revenues improved due to strong double-digit percentage growth from its fully electronic rates business.  These improvements were partially offset by generally lower industry-wide volumes across foreign exchange and equity-related products, as well as for certain energy and commodities markets. In addition, first quarter 2017 segment revenues would have been at least $5 million higher, but for the strengthening of the U.S. dollar relative to other major currencies.

•

Revenues for Real Estate Services increased approximately $43.5 million, or 20.3%, to $258.0 million for the three months ended March 31, 2017 from $214.5 million for the three ended March 31, 2016. Real Estate Services’ revenues and profitability grew during the quarter mostly due to recently hired front office employees increasing their productivity.

Expenses

•

Total expenses for Financial Services increased approximately $8.8 million, or 2.5%, to $353.9 million for the three months ended March 31, 2017 from $345.1 million for the three months ended March 31, 2016. The increase in expenses for our Financial Services segment was primarily due to acquisitions and increased broker commissions due to higher revenues, partially offset by continued merger-related cost savings.
•

Total expenses for Real Estate Services increased approximately $38.0 million, or 19.1%, to $236.6 million for the three months ended March 31, 2017 from $198.6 million for the three months ended March 31, 2016. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher brokerage revenues as well as expenses related to recent acquisitions and new hires.

•

Total expenses for the Corporate Items category increased approximately $18.5 million, or 24.5%, to $94.1 million for the three months ended March 31, 2017 from $75.5 million for the three months ended March 31, 2016. This was primarily due to higher exchangeability charges and allocations of net income to limited partnership interests in the three months ended March 31, 2017.

Other income (losses), net

•

Other income (losses), net, for Financial Services decreased approximately $6.3 million, or 57.6%, to a gain of $4.6 million for the three months ended March 31, 2017 from a gain of $11.0 million for the three months ended March 31, 2016. The decrease in other income (losses), net, for our Financial Services segment was primarily due to the mark-to-market movements and/or hedging on the Marketable securities.

•

Other income (losses), net, for the Corporate Items category increased approximately $14.2 million, or 109.5%, to a gain of $1.2 for the three months ended March 31, 2017 from a loss of $13.0 million for the three months ended March 31, 2016. The increase in other income (losses), net for the Corporate Items category was primarily due to the recognition of realized and unrealized losses in marketable securities during the three months ended March 31, 2016.

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services increased approximately $8.5 million, or 10.1%, to $91.9 million for the three months ended March 31, 2017 from $83.5 million for the three months ended March 31, 2016. The increase in income (loss) from operations before income taxes is primarily due to higher revenues, which included strong improvement from fully electronic rates, as well as cost synergies with respect to various acquisitions.

•

Income (loss) from operations before income taxes for Real Estate Services increased $5.5 million, or 34.4%, to $21.4 million for the three months ended March 31, 2017 from $15.9 million for the three months ended March 31, 2016, largely due to improved productivity driven by organic growth delivered by front office hires over the last two years.

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

	March 31, 2017	December 31, 2016	September 30, 2016[1,2]	June 30, 2016[1]	March 31, 2016[1]	December 31, 2015[1,3]	September 30, 2015[1,2]	June 30, 2015[1]
Revenues:
Commissions	$547,126	$524,287	$496,265	$498,588	$475,087	$507,503	$521,264	$487,810
Principal transactions	85,743	70,262	76,332	86,448	92,439	74,184	73,841	95,349
Real estate management services	50,630	55,841	49,373	45,529	46,058	51,121	48,867	46,528
Fees from related parties	6,565	6,139	6,126	4,865	7,070	6,038	6,609	6,095
Data, software and post-trade	13,087	12,949	13,266	14,160	13,934	30,505	30,388	28,862
Interest income	3,303	3,316	2,793	3,778	2,384	4,390	1,387	3,161
Other revenues	976	454	796	402	3,682	1,183	4,203	2,495
Total revenues	707,430	673,248	644,951	653,770	640,654	674,924	686,559	670,300
Expenses:
Compensation and employee benefits	437,491	405,997	417,077	420,264	410,275	479,119	436,732	432,820
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	63,193	60,264	58,771	40,975	32,924	145,718	50,667	26,200
Total compensation and employee benefits	500,684	466,261	475,848	461,239	443,199	624,837	487,399	459,020
Occupancy and equipment	49,863	49,149	48,041	50,963	51,695	56,693	52,854	64,154
Fees to related parties	6,377	8,714	5,183	3,642	6,325	4,653	5,031	4,320
Professional and consulting fees	19,580	15,230	15,636	14,336	15,718	12,234	15,364	15,359
Communications	31,694	30,301	31,200	31,281	31,298	30,909	31,837	32,307
Selling and promotion	23,385	24,022	22,626	25,546	25,658	26,647	23,430	26,777
Commissions and floor brokerage	10,170	10,280	8,493	10,097	9,043	9,478	8,865	10,473
Interest expense	14,821	14,172	15,383	14,624	13,458	18,074	16,944	18,439
Other expenses	27,988	17,594	19,720	23,713	22,841	63,075	26,849	27,194
Total expenses	684,562	635,723	642,130	635,441	619,235	846,600	668,573	658,043
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	557	—	7,044	—	—	390,951	2,717	894
Gains (losses) on equity method investments	237	996	796	863	888	(687)	1,291	936
Other income (loss)	5,089	(1,169)	91,653	10,012	(2,917)	30,909	59,728	1,331
Total other income (losses), net	5,883	(173)	99,493	10,875	(2,029)	421,173	63,736	3,161
Income (loss) from operations before income taxes	28,751	37,352	102,314	29,204	19,390	249,497	81,722	15,418
Provision (benefit) for income taxes	6,659	14,601	30,263	10,548	4,840	79,441	28,737	2,272
Consolidated net income (loss)	22,092	22,751	72,051	18,656	14,550	170,056	52,985	13,146
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	3,877	6,671	12,626	4,189	2,045	106,650	15,694	5,060
Net income (loss) available to common stockholders	$18,215	$16,080	$59,425	$14,467	$12,505	$63,406	$37,291	$8,086

[1]

Financial results have been retrospectively adjusted to include the financial results of Lucera. See “Lucera Acquisition” herein for a summary of the impact on the Company’s quarterly and annual results of operations.

[2]	Amounts include the gains related to the earn-out associated with the Nasdaq transaction recorded in Other income (loss).
[3]	Amounts include gains related to the Company’s sale of all of the equity interests in the entities that made up the Trayport business to ICE on December 11, 2015.

 The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Brokerage revenue by product:
Rates	$135,752	$116,117	$112,384	$120,678	$119,619	$108,060	$113,630	$126,798
Credit	81,870	62,294	67,221	77,330	84,915	63,399	67,515	73,814
Foreign exchange	80,026	70,816	73,191	76,835	82,468	75,167	87,999	85,976
Energy and commodities	53,145	54,111	47,061	57,306	64,398	57,061	54,879	54,843
Equities, insurance, and other asset classes	75,706	41,950	39,076	45,593	48,366	42,594	46,314	50,329
Leasing and other services	127,574	144,521	139,109	124,555	105,627	162,263	143,680	130,221
Real estate capital markets	78,796	104,740	94,555	82,739	62,133	73,143	81,088	61,178
Total brokerage revenues	$632,869	$594,549	$572,597	$585,036	$567,526	$581,687	$595,105	$583,159
Brokerage revenue by product (percentage):
Rates	21.5%	19.5%	19.6%	20.6%	21.1%	18.6%	19.1%	21.7%
Credit	12.9	10.5	11.7	13.2	15.0	10.9	11.4	12.7
Foreign exchange	12.6	11.9	12.8	13.1	14.5	12.9	14.8	14.7
Energy and commodities	8.4	9.1	8.2	9.8	11.3	9.8	9.2	9.4
Equities, insurance, and other asset classes	12.0	7.1	6.9	7.9	8.5	7.3	7.8	8.7
Leasing and other services	20.2	24.3	24.3	21.3	18.6	27.9	24.1	22.3
Real estate capital markets	12.4	17.6	16.5	14.1	11.0	12.6	13.6	10.5
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Real Estate	$206,370	$249,261	$233,664	$207,294	$167,760	$235,406	$224,768	$191,399
Financial Services voice/hybrid	380,260	310,313	303,364	336,658	357,071	312,076	332,430	350,944
Financial Services fully electronic	46,239	34,975	35,569	41,084	42,695	34,205	37,907	40,816
Total brokerage revenues	$632,869	$594,549	$572,597	$585,036	$567,526	$581,687	$595,105	$583,159
Brokerage revenue by type (percentage):
Real Estate	32.6%	41.9%	40.8%	35.4%	29.6%	40.5%	37.8%	32.8%
Financial Services voice/hybrid	60.1	52.2	53.0	57.5	62.9	53.6	55.8	60.2
Financial Services fully electronic	7.3	5.9	6.2	7.1	7.5	5.9	6.4	7.0
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, securities owned, marketable securities, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at March 31, 2017 were $4.9 billion, an increase of 39.9% as compared to December 31, 2016. The increase in total assets was driven primarily by increases in receivables from broker-dealers, clearing organizations, customers and related broker-dealers, as well as increases in accrued commissions receivable, net. We maintain a significant portion of our assets in cash and marketable securities, with our liquidity (which we define as cash and cash equivalents, reverse repurchase agreements, marketable securities and securities owned, less securities loaned and repurchase agreements) at March 31, 2017 of $534.0 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our securities owned decreased to $34.1 million at March 31, 2017, compared to $35.4 million at December 31, 2016. Our marketable securities decreased to $163.2 million at March 31, 2017, compared to $164.8 million at December 31, 2016. We did not have any reverse repurchase agreements as of March 31, 2017 which was a decrease of $54.7 million from December 31, 2016. We had securities loaned of $87.3 million at March 31, 2017. There were no securities loaned as of December 31, 2016.

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short-term borrowing rate then in effect, plus 1%. There were no borrowings outstanding under the facility as of March 31, 2017.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2016, Cantor facilitated reverse repurchase agreements on our behalf, and consequently we had $54.7 million of reverse repurchase agreements outstanding with Cantor. As of March 31, 207, we had no reverse purchase agreements outstanding with Cantor.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of March 31, 2017, we had no investments in the program.

Funding

Our funding base consists of longer-term capital (equity and notes payable), shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances significantly exceed our unsecured letters of credit and our unsecured bank borrowings. We believe that cash in and available to our largest regulated entities, inclusive of financing provided by clearing banks, is adequate for potential cash demands of normal operations, such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends paid pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support operations;
•	support continued growth in our businesses;
•	effect acquisitions, strategic alliances, joint ventures and other transactions;
•	develop new or enhanced products, services and markets; and
•	respond to competitive pressures.

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

On June 28, 2013, upon completion of the Nasdaq transaction, we received cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing. As a result of the earn-out, we expect to receive over $740.0 million in additional Nasdaq stock over time (stock value based on the May 3, 2017 closing price), which is not reflected on our balance sheet.

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

As of March 31, 2017, our liquidity, which we define as cash and cash equivalents, reverse repurchase agreements, marketable securities and securities owned, less securities loaned and repurchase agreements, was approximately $534.0 million. This does not include the over $740.0 million in additional Nasdaq stock (stock value based on the May 3, 2017 closing price) that we expect to receive over time. We expect to use our considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of BGC, all while maintaining or improving our investment grade rating.

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

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). The carrying value of these notes as of March 31, 2017 was $$245.9 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were previously subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave us the ability to control the timing and process with respect to a full merger, which as discussed in Note 1—“Organization and Basis of Presentation” to our unaudited condensed consolidated financial statements, was completed on January 12, 2016. Also on July 10, 2015, we guaranteed the obligations of GFI under these 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of the 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. On November 4, 2015, GFI, BGC and the Trustee entered into the First Supplemental Indenture supplementing the Indenture and incorporating BGC’s guarantee of the Notes (the “First Supplemental Indenture”). On January 13, 2016, Moody’s Investors Service further upgraded the credit rating on the 8.375% Senior Notes, eliminating the penalty interest.

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

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). The 5.125% Senior Notes are general senior unsecured obligations of the Company. These 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture). If a “Change of Control Triggering Event” (as defined in the indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15.0 million of such senior notes and still holds such notes as of March 31, 2017. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of March 31, 2017, the Company had $14.5 million outstanding related to this secured loan arrangement, which includes $0.1 million of deferred financing costs. The value of the fixed assets pledged as of March 31, 2017 was $2.4 million.

Credit Agreements

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

On February 25, 2016, we entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of our domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. The maturity date of the facility is February 25, 2018. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on our debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Contemporaneously with the closing of this credit agreement, the $25.0 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. was terminated. As of March 31, 2017, there were no borrowings outstanding under either this $150.0 million facility or the terminated $25.0 million facility.

On April 21, 2017, pursuant to a previously disclosed authorization by the Audit Committee of BGC’s Board of Directors, the Company entered into a $150.0 million revolving credit facility (the “Credit Facility”) with an affiliate of Cantor. BGC agreed to lend $150.0 million under the Credit Facility to such affiliate (the “Loan”). As of the date hereof, the Credit Facility was fully drawn and the interest rate on the Loan is currently 4.24%. The Credit Facility has a maturity date of April 20, 2018, which may be extended from time to time on the terms set forth in the Credit Facility. To fund the Loan, on April 21, 2017, the Company drew $150.0 million from its revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of other lenders, dated as of February 25, 2016. This amount currently carries an interest rate of 2.99%.

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

As of March 31, 2017, the Company had $428.9 million of Cash and cash equivalents, and included in this amount was $284.3 million of Cash and cash equivalents held by foreign subsidiaries. With the exception of the cash proceeds from the sale of Trayport, it is our intention to permanently reinvest undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. For these proceeds which are not permanently reinvested, the accrued tax liability is $135.5 million, net of foreign tax credits. In addition, certain GFI net operating loss carryforwards are expected to be utilized to reduce cash taxes. Taking these items together, we therefore expect to pay effective cash taxes of no more than $64.0 million related to the Trayport sale price, or an expected rate of less than 10%.

Discussion of the three months ended March 31, 2017

The table below presents our Liquidity Analysis as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
(in millions)
Cash and cash equivalents	$428.9	$502.0
Reverse repurchase agreements	-	54.7
Repurchase agreements	(4.9)	-
Securities owned	34.1	35.4
Marketable securities [1]	75.9	164.8
Total	$534.0	$756.9

[1]	As of March 31, 2017, $87.3 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $222.9 million decrease in our liquidity position from $756.9 million as of December 31, 2016 to $534.0 million as of March 31, 2017 was primarily related to cash paid with respect to various acquisitions, annual employee bonuses, redemptions and repurchases of shares and units, ordinary changes in working capital, and various taxes. The Company also continued to invest significant amounts with regard to new front office hires.

Discussion of the three months ended March 31, 2016

The table below presents our Liquidity Analysis as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
(in millions)
Cash and cash equivalents	$463.5	$462.1
Securities owned	32.8	32.4
Marketable securities [1]	191.7	532.5
Total	$688.0	$1,027.0

[1]	As of December 31, 2015, $117.9 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $339.0 million decrease in our liquidity position from $1,027.0 million as of December 31, 2015 to $688.0 million as of March 31, 2016 was primarily related to the $111.2 million used with respect to the GFI Back-End Mergers and related transactions; the redemption and/or repurchase of 7.6 million shares and/or units, net, at a cost to BGC of $65.9 million; significant amounts invested with regards to new front-office hires in Real Estate Services; as well as cash used to pay previously accrued year-end taxes and employee bonuses.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of March 31, 2017.

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

In addition, these subsidiaries may be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 20—“Regulatory Requirements,” to our unaudited condensed consolidated financial statements for further details on our regulatory requirements.

As of March 31, 2017, $604.5 million of net assets were held by regulated subsidiaries. As of March 31, 2017, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $347.7 million.

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

Changes in shares of the Company’s Class A common stock outstanding for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Shares outstanding at beginning of period	244,869,624	219,063,365
Share issuances:
Exchanges of limited partnership interests[1]	3,410,672	894,602
Vesting of restricted stock units (RSUs)	356,389	373,899
Acquisitions	373,078	23,581,517
Other issuances of Class A common stock	9,942	27,226
Treasury stock repurchases	(552,955)	(7,187,046)
Forfeitures of restricted Class A common stock	---	(3,702)
Shares outstanding at end of period	248,466,750	236,749,861

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

The Company did not issue any shares of Class B common stock during the three months ended March 31, 2017 and 2016. As of March 31, 2017 and 2016, there were 34,848,107 shares of the Company’s Class B common stock outstanding.

Unit Redemptions and Share Repurchase Program

Our Board of Directors and Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On February 7, 2017, our Board of Directors and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $300 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On February 7, 2017, the Company’s Board of Directors and Audit Committee again increased the Company’s share repurchase and unit redemption authorization to $300 million. From time to time, we may actively continue to repurchase shares or redeem units.

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

The table below represents unit redemption and share repurchase activity for the three months ended March 31, 2017.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1]
January 1, 2017—March 31, 2017	2,927,758	$10.84
Repurchases[2]
January 1, 2017—January 31, 2017	427,256	$11.01
February 1, 2017—February 28, 2017	98,660	11.29
March 1, 2017—March 31, 2017	27,039	11.20
Total Repurchases	552,955	$11.07
Total Redemptions and Repurchases	3,480,713	$10.88	$279,350,247

[1]

During the three months ended March 31, 2017, the Company redeemed approximately 2.9 million limited partnership units at an aggregate redemption price of approximately $31.6 million for an average price of $10.85 per unit and approximately 15.7 thousand FPUs at an aggregate redemption price of approximately $0.2 million for an average price of $10.73 per unit. During the three months ended March 31, 2016, the Company redeemed approximately 0.7 million limited partnership units at an aggregate redemption price of approximately $5.8 million for an average price of $8.65 per unit and approximately 101 thousand FPUs at an aggregate redemption price of approximately $0.8 million for an average price of $8.23 per unit.

[2]

During the three months ended March 31, 2017, the Company repurchased approximately 0.6 million shares of its Class A common stock at an aggregate purchase price of approximately $6.1 million for an average price of $11.07 per share. During the three months ended March 31, 2016, the Company repurchased approximately 7.2 million shares of its Class A common stock at an aggregate purchase price of approximately $62.7 million for an average price of $8.72 per share.

The table above represents the gross unit redemptions and share repurchases of our Class A common stock during the three months ended March 31, 2017. Approximately 2.8 million of the 2.9 million units above were redeemed using cash from our CEO program, and therefore did not impact the fully diluted number of shares and units outstanding or our liquidity position. The remaining redemptions along with the Class A common stock repurchases resulted in a 0.7 million reduction in the fully diluted share count. This net reduction cost the Company approximately $7.8 million (or $11.07 per share/unit) during the three months ended March 31, 2017. This reduction partially offset the overall growth in the fully diluted share count which resulted from shares issued for general corporate purposes, acquisitions, equity-based compensation and front-office hires.

The fully diluted weighted-average share count for the three months ended March 31, 2017 was as follows (in thousands):

Three Months Ended March 31, 2017
Common stock outstanding[1]	283,399
Limited partnership interests in BGC Holdings	159,271
RSUs (Treasury stock method)	677
Other	1,479
Total[2]	444,826

[1]

Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended March 31, 2017, the weighted-average number of Class A shares was 248.6 million shares and Class B shares was 34.8 million shares.

[2]

For the quarter ended March 31, 2017, all potentially dilutive securities were included in the computation of fully diluted earnings per share. Also as of March 31, 2017, approximately 4.1 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange the 14,683,401 shares of Class A common stock owned by them as of March 31, 2017 (including the remaining shares of Class A common stock held by Cantor from the exchange of convertible notes for 24,042,599 shares of Class A common stock on April 13, 2015) for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

Stock Option Exercises

No shares of our Class A common stock related to the exercise of stock options were issued during the three months ended March 31, 2017. We issued 17,403 shares of our Class A common stock related to the exercise of stock options during the three months ended March 31, 2016.

Registration Statements

We currently have in place an effective equity shelf Registration Statement on Form S-3 (the “Form S-3 Registration Statement”) with respect to the issuance and sale of up to 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. On November 20, 2014, we entered into a controlled equity offering sales agreement with CF&Co (the “November 2014 Sales Agreement”), pursuant to which we may offer and sell up to an aggregate of 20 million shares of our Class A common stock. On April 12, 2017, we entered into a controlled equity offering sales agreement with CF&Co (the “April 2017 Sales Agreement), pursuant to which we may offer and sell up to an aggregate of 20 million shares of our Class A common stock. Shares of our Class A common stock sold under our controlled equity offering sales agreement are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of us. Under the November 2014 Sales Agreement and April 2017 Sales Agreement, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares.

As of March 31, 2017, we have issued and sold an aggregate of 16,819,294 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the November 2014 Sales Agreement, with 3,180,706 million shares of Class A common stock remaining to be sold under this agreement. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these sales along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under this agreement.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2017, we have issued an aggregate of 10.0 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of March 31, 2017, we have issued approximately 292.8 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of our Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of March 31, 2017, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 205.8 million shares.

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

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

Since 2012, the Company has completed acquisitions whose purchase price included an aggregate of approximately 10.1 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $57.5 million), 10.9 million limited partnership units (with an acquisition date fair value of approximately $69.8 million) and $80.2 million in cash that may be issued contingent on certain targets being met through 2022.

As of March 31, 2017, the Company has issued 7.7 million shares of its Class A common stock, 5.2 million limited partnership units and $32.8 million in cash related to such contingent payments.

As of March 31, 2017, 2.3 million shares of the Company’s Class A common stock, 5.1 million limited partnership units and $29.1 million in cash remain to be issued if the targets are met.

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

As of March 31, 2017, there were 997,773 founding/working partner units remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

GUARANTEE AGREEMENT FROM CF&CO

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement. During the three months ended March 31, 2017 and 2016, the Company recorded fees of $31.3 thousand and $31.3 thousand with respect to these guarantees.

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

The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua (see Note 12— “Related Party Transactions,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q); such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor.

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

On November 7, 2016, the Compensation Committee approved a grant of 200,000 non-exchangeable PSUs/PPSUs to Mr. Merkel in replacement of 200,000 NPSUs previously granted to him on or about each of the following dates, provided that the Company and its affiliates earn, in aggregate, at least $25 million in gross revenues in the calendar quarter in which the PSUs/PPSUs are to be granted: (i) December 1, 2016 and (ii) each March 31 of 2017 through 2020 (for an aggregate total of 1,000,000 non-exchangeable PSUs/PPSUs). In connection with the foregoing, Mr. Merkel agreed to surrender a total of 1,714,826 previously granted NPSUs.

Each grant of such non-exchangeable PSUs/PPSUs is subject to Mr. Merkel’s continued employment and compliance with the Partnership Agreement as of the applicable grant date. The number of PSUs and PPSUs issuable on each grant date shall be determined by reference to the then-applicable practices for U.S.-based partners when determining the proportionality of PSUs/PPSUs (currently 55% in PSUs and 45% in PPSUs). The determination price of the PPSUs upon grant shall be the closing price of our Class A common stock on the applicable grant dates. In addition to the foregoing grants of PSUs/PPSUs in replacement of NPSUs, the Compensation Committee granted: (i) effective November 7, 2016, exchange rights with respect to 110,000 of Mr. Merkel’s previously issued non-exchangeable PSUs and 90,000 of Mr. Merkel’s previously issued non-exchangeable PPSUs, and (ii) effective on or about each February 28 of 2017 through 2020, exchange rights for 200,000 of Mr. Merkel’s then non-exchangeable PSU/PPSUs (the proportion of PSUs to PPSUs shall be in accordance with their issuance), subject to Mr. Merkel’s continued employment and compliance with the Partnership Agreement as of the applicable exchangeability date (for an aggregate total of 1 million exchangeable PSUs/PPSUs).

The Compensation Committee also agreed to the repurchase by the Company of (i) the 110,000 exchangeable PSUs for an aggregate of $952,600, based on the closing price of the Company’s Class A common stock on November 7, 2016, and (ii) the 90,000 exchangeable PPSUs for an aggregate of $773,599, at the weighted-average determination price for such PPSUs at the time of grant, which was $8.60 per unit.

As a result of the foregoing schedule, Mr. Merkel did not receive additional grants of exchange rights as part of his 2016 year-end compensation. Consistent with the previously approved schedule, effective February 28, 2017, the Compensation Committee approved (i) the grant of exchange rights with respect to 110,000 PSUs and 90,000 PPSUs held by Mr. Merkel; and (ii) the Company’s redemption for cash of such 110,000 PSUs at the average price that the Company received for sales of Class A common stock sold under the Controlled Equity Offering sales program on the date of approval, less 2%, for an aggregate of $1,216,911, and such 90,000 PPSUs at the applicable determination price of $9.41 per PPSU, for an aggregate of $847,033.

On December 14, 2016, in connection with his execution of a new amended and restated deed of adherence to the U.K. Partnership and a related letter agreement, the Compensation Committee granted 1,000,000 NPSUs and 3,500,000 non-exchangeable LPUs to Mr. Lynn effective as of October 1, 2016. The 1,000,000 NPSUs shall be replaced by non-exchangeable LPUs ratably (in installments of 250,000 each) effective October 1 of 2017, 2018, 2019 and 2020, subject to the terms of the letter agreement, including the Revenue Requirement (as defined below).

In January 2017, the requirement of further approval of the Compensation Committee to replace the NPSUs as described above was amended and changed into the requirement that the Company, inclusive of affiliates thereof, earn, in aggregate, at least $5 million in gross revenues in the calendar quarter in which the applicable award of non-exchangeable PSUs/PPSUs/LPUs/PLPUs is to be granted, and such executive remaining an employee or member of an affiliate of BGC and having complied at all times with his applicable employment or membership agreement and the Partnership Agreement as of the applicable grant date (collectively, the “Revenue Requirement”).

 On January 31, 2017, in connection with 2016 year-end compensation, certain previous awards of NPSUs vesting on January 1, 2017 were replaced with non-exchangeable PSUs/PPSUs (for Mr. Lutnick) and non-exchangeable LPUs/PLPUs (for Messrs. Lynn and Windeatt), all effective January 1, 2017, with the determination price of each PPSU and PLPU based on the closing price of our Class A common stock on December 30, 2016, which was $10.23. As a result, effective as of January 1, 2017, (a) 2,375,000 of

Mr. Lutnick’s NPSUs were replaced with 1,710,000 non-exchangeable PSUs and 665,000 non-exchangeable PPSUs; (b) 750,000 of Mr. Lynn’s NPSUs were replaced with 540,000 non-exchangeable LPUs and 210,000 non-exchangeable PLPUs; and (c) 18,750 of Mr. Windeatt’s NPSUs were replaced with 13,500 non-exchangeable LPUs and 5,250 non-exchangeable PLPUs.

On January 31, 2017, in connection with his execution of an amendment to his amended and restated deed of adherence to the U.K. Partnership and a related letter agreement, the Compensation Committee granted 400,000 NPSUs and 100,000 LPSUs to Mr. Windeatt effective as of February 24, 2017. The 400,000 NPSUs shall be replaced by LPUs ratably (in installments of 100,000 each) on or about each April 1 of 2018, 2019, 2020, and 2021, subject to the terms of the letter agreement, including the Revenue Requirement.

On January 31, 2017, under our policy, the Compensation Committee granted exchange rights with respect to rights available to Mr. Lutnick with respect to some of his of his non-exchangeable PSUs/PPSUs. Mr. Lutnick elected to waive such rights as a one-time waiver that is not cumulative. Also pursuant to the policy, the Compensation Committee further approved a grant of 325,000 non-exchangeable PSUs to Mr. Lutnick, in replacement of 325,000 of his NPSUs, and a grant of 1,661,600 non-exchangeable PSUs in replacement of his 1,661,600 non-exchangeable PPSUs, for an aggregate total of 1,986,600 non-exchangeable PSUs, effective as of January 1, 2017, which were all of the rights available to him at such time.

On January 31, 2017, the Compensation Committee approved the acceleration of the lapse of restrictions on transferability with respect to 167,654 shares of restricted stock held by Mr. Lynn. On the same date, the Company repurchased the shares from Mr. Lynn at $11.07 per share, the closing price of our Class A common stock on such date.

In connection with such transaction, 25,156 of Mr. Lynn’s non-exchangeable LPUs were redeemed for zero. In addition, on January 31, 2017, the Compensation Committee redeemed for cash 180,115 of Mr. Lynn’s non-exchangeable LPUs at the average price that the Company received for sales of Class A common stock sold under the Controlled Equity Offering sales program on the date of approval, less 2%, for an aggregate of $1,958,641, and 70,045 non-exchangeable PLPUs at a determination price of $6.51, for an aggregate of $455,993. In connection with such redemptions from Mr. Lynn, 9,480 of his non-exchangeable LPUs and 3,687 of his non-exchangeable PLPUs at a determination price of $6.51 were redeemed for zero.

On the same date, the Compensation Committee approved the redemption for cash of 46,469 of Mr. Windeatt’s non-exchangeable LPUs at $10.87 per unit based on the average proceeds of the sale of shares under our Controlled Equity Offering less 2%, for an aggregate of $505,322, 14,866 non-exchangeable PLPUs were redeemed at a determination price of $6.51 per PLPU, for an aggregate of $96,778, and 3,206 non-exchangeable PLPUs were redeemed at a determination price of $7.83 per unit, for an aggregate of $25,103. In connection with these transactions, 2,902 non-exchangeable LPUs, 782 non-exchangeable PLPUs with a determination price of $6.51, and 347 non-exchangeable PLPUs with a determination price of $7.38 were redeemed for zero.

On the same date, the Compensation Committee approved the redemption for cash of certain of Mr. McMurray’s non-exchangeable LPUs and non-exchangeable PLPUs effective April 1, 2017. On April 1, 2017, the Company redeemed 17,115 of Mr. McMurray’s non-exchangeable LPUs for an aggregate of $188,634, based on the average price that the Company received for sales of Class A common stock sold under the Controlled Equity Offering sales program on such date, less 2%. The Company also redeemed 6,656 non-exchangeable PLPUs at a determination price of $11.07 per unit, for an aggregate of $73,682. In connection with the redemption from Mr. McMurray, 1,849 of his non-exchangeable LPUs and 719 of his non-exchangeable PLPUs with a determination price of $11.07 were redeemed for zero.

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

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Notional Volume (in billions)
Total fully electronic volume	$4,782	$4,482	$4,234	$4,781	$4,944
Total hybrid volume[1]	57,625	50,956	53,225	52,869	48,700
Total fully electronic and hybrid volume	$62,407	$55,438	$57,459	$57,650	$53,644
Transaction Count (in thousands, except for days)
Total fully electronic transactions	2,399	2,569	2,390	2,629	2,905
Total hybrid transactions	1,011	888	1,065	1,074	1,012
Total transactions	3,410	3,457	3,455	3,703	3,917
Trading days	62	63	64	64	61

[1]	Hybrid is defined as transactions involving some element of electronic trading but executed by BGC’s brokers, exclusive of voice-only transactions.

Fully electronic volume, including new products, was $4.8 trillion for the three months ended March 31, 2017, compared to $4.9 trillion for the three months ended March 31, 2016. Our hybrid volume for the three months ended March 31, 2017 was $57.6 trillion, compared to $48.7 trillion for the three months ended March 31, 2016.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at March 31, 2017 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases[1]	$512,337	$62,782	$111,457	$88,159	$249,939
Notes payable and collateralized borrowings[2]	967,118	7,177	547,441	300,000	112,500
Interest on notes payable[3]	364,265	61,161	82,322	36,091	184,691
Other [4]	30,708	8,000	16,000	6,708	--
Total contractual obligations	$1,874,428	$139,120	$757,220	$430,958	$547,130

[1]

Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $3.7 million over the life of the agreement.

[2]

Notes payable and collateralized borrowings reflects the issuance of $112.5 million of the 8.125% Senior Notes due June 26, 2042 (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of March 31, 2017 was approximately $109.3 million), $300.0 million of the 5.375% Senior Notes due December 9, 2019 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of March 31, 2017 was approximately $297.3 million), $240.0 million of the 8.375% Senior Notes due July 19, 2018 (the $240.0 million represents the principal amount of the debt; the carrying value of the 8.375% Senior Notes as of March 31, 2017 was approximately $245.9 million), $300.0 million of the 5.125% Senior Notes due on May 27, 2021 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of March 31, 2017 was approximately $296.4 million) and $14.5 million of collateralized borrowings due March 13, 2019. See Note 16— “Notes Payable, Collateralized and Short-Term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.

[3]

The $184.7 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.

[4]

Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition. The amount payable each year reflects an estimate of future Charity Day obligations.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into arrangements with unconsolidated entities, including variable interest entities. See Note 13—“Investments” to our unaudited condensed consolidated financial statements for additional information related to our investments in unconsolidated entities.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We believe that of our significant accounting policies (see Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K), the following policies involve a higher degree of judgment and complexity.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grants of exchangeability to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended March 31, 2017 and 2016, we incurred compensation expense of $53.8 million and $27.8 million, respectively, related to the grant of exchangeability on partnership units. The 2015 amount includes a conversion of 90% of outstanding REUs and RPUs in December 2015 totaling $114.0 million.

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

As of March 31, 2017 and December 31, 2016, the aggregate balance of employee loans, net of reserve, was $279.0 million and $267.5 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2017 and 2016 was $7.2 million and $10.5 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

Income Taxes

We account for income taxes using the asset and liability method as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of our entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings” for a discussion of partnership interests), rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in our unaudited condensed consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in our unaudited condensed consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement on Accounting for Income Taxes, we provide for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from our estimates under different assumptions or conditions. We recognize interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in our unaudited condensed consolidated statements of operations.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of March 31, 2017, there were 248,466,750 shares of our Class A common stock outstanding, of which 14,683,401 shares were held by Cantor and CFGM, Cantor’s managing general partner. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of March 31, 2017, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 60.8% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through March 31, 2017, Cantor has distributed to its current and former partners an aggregate of 20,787,281 shares of Class A common stock, consisting of (i) 19,333,660 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,453,621 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of March 31, 2017, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,819,690 shares of Class A common stock, consisting of 14,038,084 April 2008 distribution rights shares and 1,781,606 February 2012 distribution rights shares.

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

As of March 31, 2017, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 283,314,857 units and 283,314,857 units, representing approximately 64.4% and 64.4% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 156,540,825 units and 156,540,825 units, representing approximately 35.6% and 35.6% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As of March 31, 2017, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 91,571,420 limited partnership units, 13,786,229 founding partner units and 51,183,176 Cantor units.

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

As of March 31, 2017, there were 997,773 non-exchangeable founding partner units with respect to which Cantor had the right to acquire an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of March 31, 2017, there were 15,337,946 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 14,683,401 shares of Class A common stock owned by them as of March 31, 2017 for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

The following diagram illustrates our organizational structure as of March 31, 2017. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Interests (32.7% of economics of BGC Holdings)
• 11.6% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (5.2% of economics and 2.5% of voting power of BGC Partners, Inc.) and Class B common stock (12.3% of economics and 58.4% of voting power of BGC Partners, Inc.)
• 11.3% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (82.5% of economics and 39.2% of voting power of BGC Partners, Inc.)
• 53.1% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (64.4% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (64.4% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (67.3% of economics of BGC Holdings)
• 24.0% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (35.6% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (35.6% of economics of BGC Global)
BGC U.S.
BGC Global

*

Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 17.5% of the voting power, and the public stockholders would hold 82.5% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf

Registration Statement on Form S-3 (Registration No. 333-180331); (b) 15,337,946 Preferred Units granted and outstanding to BGC Holdings partners (see “Partnership Structure” herein); and (c) 11,734,674 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2017 through March 31, 2017 as follows: (a) an aggregate of 11,640,472 limited partnership units granted by BGC Holdings; (b) 2,776,273 shares of Class A common stock sold by us under the November 2014 sales agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-200415), but not the 3,180,706 shares remaining for sale by us under such sales agreement; (c) 552,955 shares of Class A common stock repurchased by us; (d) 469,655 forfeited limited partnership units; (e) 356,389 shares of Class A common stock issued for vested restricted stock units; (f) 355,631 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 10,043,054 shares remaining available for issuance by us under such Registration Statement; (g) 144,485 limited partnership and founding partner units redeemed or repurchased by us for cash; (h) 9,942 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,707,241 shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); and (i) 6,258 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,140,432 shares remaining available for sale by selling stockholders under such Registration Statement.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $163.2 million as of March 31, 2017. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 8—“Marketable Securities” and Note 10—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar weakening against the Euro and the British Pound. If as of March 31, 2017, the U.S. Dollar had weakened against the Euro and the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $10.7 million.

Interest Rate Risk

BGC Partners had $963.4 million in fixed-rate debt outstanding as of March 31, 2017. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

During the three months ending March 31, 2017, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our indebtedness, which at April 30, 2017 included $112.5 million aggregate principal amount of 8.125% Senior Notes, $300.0 million aggregate principal amount of 5.375% Senior Notes, $240.0 million aggregate principal amount of 8.375% Senior Notes assumed in the acquisition of GFI, $300 million aggregate principal amount of 5.125% Senior Notes, $13.9 million in collateralized debt, and $150.0 million of short term borrowings has important consequences, including:

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

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which acts as our sales agent pursuant to controlled equity offering sales agreements entered into on each of November 20, 2014 (the “November 2014 Sales Agreement”) and April 12, 2017 (the “April 2017 Sales Agreement,” and together with the November 2014 Sales Agreement, the “Sales Agreements”). Pursuant to each of the Sales Agreements, we may offer and sell up to an aggregate of 20 million shares of our Class A common stock. Under the Sales Agreements, we agree to pay CF&Co 2% of the gross proceeds from the sale of shares of our Class A common stock.

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

While our board of directors and Audit Committee will be involved with any future decision by us to enter into or terminate new sales agreements with CF&Co, our management has been delegated the authority to determine, and to so instruct CF&Co with respect to, matters involving the manner, timing, number of shares, and minimum prices per share or proceeds for sales of our shares, or the suspension thereof, in our controlled equity offering pursuant to the Sales Agreements. Our management may be expected to consult with appropriate personnel from CF&Co in making such determinations, but given the overlap between our senior management and that of Cantor and its wholly-owned subsidiary, CF&Co, it may be expected that any joint determinations by our senior management and that of CF&Co with respect to our controlled equity offering will involve the same individuals. In making such joint determinations, our Audit Committee has instructed our senior management to act in the best interests of us and our stockholders. Nevertheless, in making such determinations, such individuals will not have the benefit of input from an independent investment banking firm that is able to make its own determinations with respect to our controlled equity offering, including, but not limited to, whether to suspend sales under the Sales Agreements or to terminate the Sales Agreements.

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

The Sales Agreements with CF&Co currently remain in effect to assist us with partner and employee sales of shares of Class A common stock. They each provide for the issuance and sale of up to an aggregate of 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. As of May 5, 2017, we have not issued or sold any shares of Class A common stock under the April 2017 Sales Agreement and have issued and sold an aggregate of approximately 17.9 million shares of Class A common stock under the November 2014 Sales Agreement, with approximately 20.0 million shares of Class A common stock remaining to be sold under the April 2017 Sales Agreement and approximately 2.1 million shares of Class A common stock remaining to be sold under the November 2014 Sales Agreement.  Further, we have an effective shelf registration statement on Form S-4 with respect to the offer and sale of up to an aggregate of 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of May 5, 2017, we have issued an aggregate of 10.0 million shares of Class A common stock under the Form S-4, all in connection with acquisitions. In addition, in connection with the conversion of our 8.75% Convertible Senior Notes due April 15, 2015, on April 13, 2015, we issued to Cantor in a private placement 24,042,599 shares of our Class A common stock, and in connection with the JPI Back-End Merger to complete our acquisition of GFI, on January 12, 2016 we issued to the JPI stockholders in a private placement 23,481,192 shares of Class A common stock; in both cases, we filed effective shelf registration statements on Form S-3, registering such shares of Class A common stock for resale. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to an aggregate of 10 million shares of our Class A common stock under our Dividend Reinvestment and Stock Purchase Plan. As of May 5, 2017, we have issued approximately 0.3 million shares of our Class A common stock under such Plan. We have filed a number of registration statements on Form S-8 pursuant to which we have registered the shares underlying our Long Term Incentive Plan. As of May 5, 2017, there were 205.8 million shares remaining for sale under such registration statements.

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

The information required by this Item is set forth in Note 5— “Stock Transactions and Unit Redemptions” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I) and is incorporated by reference herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

10.1	Revolving Credit Agreement, dated as of April 21, 2017, between BGC Partners, Inc. and Cantor Sponsor, L.P.

12.1	Computation of Ratio of Earning to Fixed Charges.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended March 31, 2017 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2017 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / Steven R. McMurray
Name:	Steven R. McMurray
Title:	Chief Financial Officer

Date: May 10, 2017

[Signature page to the Quarterly Report on Form 10-Q for the period ended March 31, 2017 dated May 10, 2017.]

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	Revolving Credit Agreement, dated as of April 21, 2017, between BGC Partners, Inc. and Cantor Sponsor, L.P.

12.1	Computation of Ratio of Earning to Fixed Charges.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended March 31, 2017 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.