Form 10-Q
period 2017-06-30
BGC Partners, Inc.
filed 2017-08-08
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

On August 1, 2017, the registrant had 251,519,405 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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
•

our relationships and transactions with Cantor Fitzgerald, L.P. and its affiliates, which we refer to as “Cantor,” including Cantor Fitzgerald & Co., which we refer to as “CF&Co,” and Cantor Commercial Real Estate Company, L.P., which we refer to as “CCRE,” any related conflicts of interest, any impact of Cantor’s results on our credit ratings and associated outlooks, any loans to or from us or Cantor, our acquisition of Berkeley Point (defined below) from and our investment in Real Estate LP (defined below) with CCRE, CF&Co’s acting as our sales agent or underwriter under our controlled equity or other offerings, Cantor’s holdings of our debt securities, CF&Co’s acting as a market maker in our debt securities, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co, and any services provided by or to other arrangements with CCRE;

•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the U.K. exit from the European Union following the referendum and related rulings, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

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

•

certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage and the need for short- or long-term borrowings, including from Cantor, or other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and the associated outlooks and increased borrowing costs, including as a result of the Berkeley Point Acquisition (defined below), as well as interest rate and foreign currency exchange rate fluctuations;

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

•

our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our Real Estate Services business and our ability to grow in other geographic regions, including the Berkeley Point Acquisition and the proposed separation, IPO and distribution of shares related to our Real Estate Services business, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

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
•

our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;

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

•

the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity offerings or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P., which we refer to as “BGC Holdings,” or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•

the effect on the market for and trading price of our Class A common stock and of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable securities, the proposed separation, IPO and distribution of shares related to our Real Estate Services business, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our outstanding debt or other securities, share sales and stock pledge, stock loan, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our Class B common stock and our other convertible securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares

The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on Form 10-Q, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the Securities and Exchange Commission (the “SEC”), and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$462,042	$502,024
Cash segregated under regulatory requirements	119,470	6,895
Reverse repurchase agreements	—	54,659
Securities owned	33,743	35,357
Marketable securities	169,241	164,820
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,647,686	497,557
Accrued commissions receivable, net	576,595	374,734
Loans, forgivable loans and other receivables from employees and partners, net	299,595	267,527
Loan receivables from related parties	150,000	—
Fixed assets, net	175,737	165,867
Investments	35,122	33,439
Goodwill	884,753	863,690
Other intangible assets, net	316,049	247,723
Receivables from related parties	8,970	6,967
Other assets	301,879	287,141
Total assets	$5,180,882	$3,508,400
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$150,000	$—
Securities loaned	95,327	—
Accrued compensation	345,425	333,144
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,488,148	375,152
Payables to related parties	39,349	28,976
Accounts payable, accrued and other liabilities	900,841	599,046
Notes payable and collateralized borrowings	990,887	965,767
Total liabilities	4,009,977	2,302,085
Commitments and contingencies (Note 18)
Redeemable partnership interest	51,475	52,577
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 299,722 and 292,549 shares issued at June 30, 2017 and December 31,2016, respectively; and 251,057 and 244,870 shares outstanding at June 30, 2017 and December 31, 2016, respectively	2,997	2,925
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 34,848 shares issued and outstanding at June 30, 2017 and December 31, 2016, convertible into Class A common stock	348	348
Additional paid-in capital	1,520,627	1,466,586
Contingent Class A common stock	38,316	42,472
Treasury stock, at cost: 48,665 and 47,679 shares of Class A common stock at June 30, 2017 and December 31, 2016, respectively	(297,378)	(288,743)
Retained deficit	(415,053)	(358,526)
Accumulated other comprehensive income (loss)	(13,001)	(23,199)
Total stockholders’ equity	836,856	841,863
Noncontrolling interest in subsidiaries	282,574	311,875
Total equity	1,119,430	1,153,738
Total liabilities, redeemable partnership interest, and equity	$5,180,882	$3,508,400

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Commissions	$580,033	$498,588	$1,127,159	$973,675
Principal transactions	80,360	86,448	166,103	178,887
Real estate management services	51,589	45,529	102,219	91,587
Fees from related parties	5,576	4,865	12,141	11,935
Data, software and post-trade	13,322	14,160	26,409	28,094
Interest income	6,001	3,778	9,304	6,162
Other revenues	876	402	1,852	4,084
Total revenues	737,757	653,770	1,445,187	1,294,424
Expenses:
Compensation and employee benefits	454,099	420,264	891,590	830,539
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	50,237	40,975	113,430	73,899
Total compensation and employee benefits	504,336	461,239	1,005,020	904,438
Occupancy and equipment	49,296	50,963	99,159	102,658
Fees to related parties	5,404	3,642	11,781	9,967
Professional and consulting fees	20,736	14,336	40,316	30,054
Communications	31,915	31,281	63,609	62,579
Selling and promotion	29,389	25,546	52,774	51,204
Commissions and floor brokerage	10,203	10,097	20,373	19,140
Interest expense	16,676	14,624	31,497	28,082
Other expenses	30,759	23,713	58,747	46,554
Total expenses	698,714	635,441	1,383,276	1,254,676
Other income (losses) , net:
Gain (loss) on divestiture and sale of investments	—	—	557	—
Gains (losses) on equity method investments	1,602	863	1,839	1,751
Other income (loss)	4,855	10,012	9,944	7,095
Total other income (losses), net	6,457	10,875	12,340	8,846
Income (loss) from operations before income taxes	45,500	29,204	74,251	48,594
Provision (benefit) for income taxes	16,547	10,548	23,206	15,388
Consolidated net income (loss)	$28,953	$18,656	$51,045	$33,206
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	7,185	4,189	11,062	6,234
Net income (loss) available to common stockholders	$21,768	$14,467	$39,983	$26,972
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$21,768	$14,467	$39,983	$26,972
Basic earnings (loss) per share	0.08	$0.05	0.14	$0.10
Basic weighted-average shares of common stock outstanding	286,840	275,997	285,129	274,895
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$33,094	$23,452	$60,704	$43,904
Fully diluted earnings (loss) per share	0.07	$0.05	0.14	$0.10
Fully diluted weighted-average shares of common stock outstanding	451,857	437,257	448,347	435,963
Dividends declared per share of common stock	0.18	$0.16	0.34	$0.30
Dividends declared and paid per share of common stock	0.18	$0.16	0.34	$0.30

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated net income (loss)	$28,953	$18,656	$51,045	$33,206
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,571	(149)	11,052	4,117
Available for sale securities	978	(1,923)	691	32
Total other comprehensive income (loss), net of tax	5,549	(2,072)	11,743	4,149
Comprehensive income (loss)	34,502	16,584	62,788	37,355
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	7,961	3,787	12,607	6,070
Comprehensive income (loss) attributable to common stockholders	$26,541	$12,797	$50,181	$31,285

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$51,045	$33,206
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	40,707	39,029
Employee loan amortization and reserves on employee loans	15,885	21,089
Equity-based compensation and allocations of net income to limited partnership units and FPUs	128,560	83,374
Deferred compensation expense	6,208	9,780
Losses (gains) on equity method investments	(1,839)	(1,751)
Amortization of discount (premium) on notes payable	(1,265)	(1,014)
Unrealized (gain) loss on marketable securities	(10,243)	2,937
Impairment of fixed assets, intangible assets and equity method investments	1,638	3,169
Deferred tax provision (benefit)	2,975	(7,671)
Sublease provision adjustment	—	(549)
Realized losses (gains) on marketable securities	(1,222)	(9,606)
Change in estimated acquisition earn-out payables	(3,770)	(748)
Forfeitures of Class A common stock	(224)	(99)
Other	(557)	(391)
Consolidated net income (loss), adjusted for non-cash and non-operating items	227,898	170,755
Decrease (increase) in operating assets:
Cash segregated under regulatory requirements	(29,939)	(13,288)
Reverse repurchase agreements	54,659	—
Securities owned	1,614	(286,219)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,148,076)	(1,207,984)
Accrued commissions receivable, net	(78,145)	(25,454)
Loans, forgivable loans and other receivables from employees and partners, net	(46,395)	(111,519)
Receivables from related parties	(4,099)	1,203
Other assets	(8,159)	(15,942)
Increase (decrease) in operating liabilities:
Securities loaned	95,327	(117,967)
Accrued compensation	(32,575)	(12,657)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,109,096	1,141,883
Payables to related parties	10,373	4,075
Accounts payable, accrued and other liabilities	81,444	(9,995)
Net cash provided by (used in) operating activities	$233,023	$(483,109)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(21,346)	$(22,727)
Capitalization of software development costs	(14,341)	(10,267)
Purchase of cost and equity method investments	(888)	(1,112)
Proceeds from equity method investments	243	—
Payments for acquisitions, net of cash acquired	(63,295)	(113,151)
Purchase of marketable securities	—	(63,341)
Proceeds from sale of marketable securities	7,829	566,319
Capitalization of trademarks, patent defense and registration costs	(249)	(363)
Net cash provided by (used in) investing activities	$(92,047)	$355,358

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of collateralized borrowings	$(3,523)	$(3,400)
Issuance of senior notes, net of deferred issuance costs	—	295,762
Issuance of collateralized borrowings, net of deferred issuance costs	29,907	—
Earnings distributions	(68,304)	(41,154)
Redemption and repurchase of limited partnership interests	(24,156)	(20,896)
Dividends to stockholders	(96,510)	(81,910)
Repurchase of Class A common stock	(10,590)	(69,730)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(52)	(30)
Proceeds from issuance of Class A common stock, net of costs	—	14,961
Deemed contribution due to acquisition of Lucera	—	10,145
Proceeds from exercise of stock options	—	86
Proceeds from short-term borrowings	150,000	—
Loans to related parties	(150,000)	—
Payments on acquistions earn-outs	(10,509)	(4,852)
Net cash provided by (used in) financing activities	(183,737)	98,982
Effect of exchange rate changes on cash and cash equivalents	2,779	2,869
Net (decrease) increase in cash and cash equivalents	(39,982)	(25,900)
Cash and cash equivalents at beginning of period	502,024	462,134
Cash and cash equivalents at end of period	$462,042	$436,234
Supplemental cash information:
Cash paid during the period for taxes	$20,758	$35,811
Cash paid during the period for interest	33,204	27,999
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$56,443	$28,435
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	4,225	1,846

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

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2017

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2017	$2,925	$348	$1,466,586	$42,472	$(288,743)	$(358,526)	$(23,199)	$311,875	$1,153,738
Consolidated net income (loss)	—	—	—	—	—	39,983	—	11,062	51,045
Other comprehensive gain, net of tax	—	—	—	—	—	—	10,198	1,545	11,743
Equity-based compensation, 437,018 shares	4	—	1,648	—	—	—	—	930	2,582
Dividends to common stockholders	—	—	—	—	—	(96,510)	—	—	(96,510)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(65,815)	(65,815)
Grant of exchangeability and redemption of limited partnership interests, issuance of 5,361,137 shares	54	—	44,654	—	—	—	—	27,095	71,803
Issuance of Class A common stock (net of costs), 33,616 shares	—	—	309	—	—	—	—	85	394
Redemption of FPUs, 276,389 units	—	—	—	—	—	—	—	(2,284)	(2,284)
Repurchase of Class A common stock, 950,494 shares	—	—	—	—	(8,319)	—	—	(2,271)	(10,590)
Forfeitures of restricted Class A common stock, 35,598 shares	—	—	140	—	(316)	—	—	(48)	(224)
Issuance of Class A common stock for acquisitions, 1,341,783 shares	14	—	6,237	(4,156)	—	—	—	567	2,662
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	1,229	—	—	—	—	334	1,563
Purchase of Newmark noncontrolling interest	—	—	(175)	—	—	—	—	(1,140)	(1,315)
Other	—	—	(1)	—	—	—	—	639	638
Balance, June 30, 2017	$2,997	$348	$1,520,627	$38,316	$(297,378)	$(415,053)	$(13,001)	$282,574	$1,119,430

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company servicing the financial and real estate markets through its two segments, Financial Services and Real Estate Services. Through the Company’s financial service brands, including BGC®, GFI®, Sunrise™, Besso™ and R.P. Martin™ among others, the Company’s Financial Services segment specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through the Company’s electronic brands including FENICS®, BGC Trader™, BGC Market Data, Capitalab® and Lucera®, BGC Partners offers fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

Newmark Knight Frank (which may be referred to as “Newmark”, or “NKF”) is the Company’s leading commercial real estate services business. Newmark offers commercial real estate tenants, owner-occupiers, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and real estate finance, consulting, appraisal and valuation, project management and property and facility management.

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

The following tables summarize the impact of the transaction to the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016 (in thousands, except per share amounts):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As Previously Reported	Retrospective Adjustments	As Adjusted	As Previously Reported	Retrospective Adjustments	As Adjusted
Income (loss) from operations before income taxes	$31,111	$(1,907)	$29,204	$52,242	$(3,648)	$48,594
Consolidated net income (loss)	20,563	(1,907)	18,656	36,854	(3,648)	33,206
Net income (loss) attributable to noncontrolling interest in subsidiaries	4,838	(649)	4,189	7,470	(1,236)	6,234
Net income (loss) available to common stockholders	15,725	(1,258)	14,467	29,384	(2,412)	26,972
Basic earnings (loss) per share	0.06	(0.01)	0.05	0.11	(0.01)	0.10
Diluted earnings (loss) per share	0.06	(0.01)	0.05	0.11	(0.01)	0.10

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

Sunrise Brokers

On December 15, 2016, the Company completed the acquisition of the business of Sunrise Brokers Group (“Sunrise Brokers”). Sunrise Brokers, based in London with offices in New York and Hong Kong, is an independent financial brokerage specializing in worldwide equity derivatives.

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

Other Acquisitions

During the six months ended June 30, 2017, and the year ended December 31, 2016, there were several smaller acquisitions in both the Financial Services and Real Estate Services segments. The aggregate consideration paid for these acquisitions was not material.

The total consideration for acquisitions during the six months ended June 30, 2017 was approximately $81.4 million in total fair value, comprised of cash, shares of BGC Class A common stock and BGC Holdings limited partnership units, of which $7.4 million may be issued contingent on certain targets being met through 2022. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $34.9 million.

The total consideration for acquisitions during the year ended December 31, 2016 was approximately $139.0 million in total fair value, comprised of cash, shares of the Company’s Class A common stock and BGC Holdings limited partnership units, of which $28.1 million may be issued contingent on certain targets being met through 2022. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $37.1 million. The goodwill figure includes measurement period adjustments of approximately $16.3 million recorded during the six months ended June 30, 2017.

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

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$21,768	$14,467	$39,983	$26,972
Basic weighted-average shares of common stock outstanding	286,840	275,997	285,129	274,895
Basic earnings (loss) per share	$0.08	$0.05	$0.14	$0.10

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

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fully diluted (loss) earnings per share
Net income (loss) available to common stockholders	$21,768	$14,467	$39,983	$26,972
Allocations of net income (loss) to limited partnership interests in BGC Holdings, net of tax	11,326	7,464	20,721	13,888
Interest expense on convertible notes, net of tax	—	1,521	—	3,044
Net income (loss) for fully diluted shares	$33,094	$23,452	$60,704	$43,904
Weighted-average shares:
Common stock outstanding	286,840	275,997	285,129	274,895
Limited partnership interests in BGC Holdings	163,327	143,229	161,311	142,963
Convertible notes	—	16,260	—	16,260
RSUs (Treasury stock method)	409	376	525	517
Other	1,281	1,395	1,382	1,328
Fully diluted weighted-average shares of common stock outstanding	451,857	437,257	448,347	435,963
Fully diluted earnings (loss) per share	$0.07	$0.05	$0.14	$0.10

For the three months ended June 30, 2017 and 2016, respectively, approximately 4.7 thousand and 1.0 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. For the six months ended June 30, 2017 and 2016, respectively, approximately 0.2 million and 1.3 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. In both periods, these were securities or other contracts (RSUs and/or stock options) to issue shares of common stock.

Additionally, as of June 30, 2017 and 2016, respectively, approximately 4.0 million and 4.6 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

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

Changes in shares of the Company’s Class A common stock outstanding for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares outstanding at beginning of period	248,466,750	236,749,861	244,869,624	219,063,365
Share issuances:
Exchanges of limited partnership interests[1]	1,950,465	2,427,152	5,361,137	3,321,754
Issuance of Class A common stock for general corporate purposes	—	1,648,000	—	1,648,000
Vesting of restricted stock units (RSUs)	80,629	113,572	437,018	487,471
Acquisitions	968,705	1,147,516	1,341,783	24,729,033
Other issuances of Class A common stock	23,674	15,079	33,616	42,305
Treasury stock repurchases	(397,539)	(797,189)	(950,494)	(7,984,235)
Forfeitures of restricted Class A common stock	(35,598)	(11,958)	(35,598)	(15,660)
Shares outstanding at end of period	251,057,086	241,292,033	251,057,086	241,292,033

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

The Company did not issue any shares of Class B common stock during the three and six months ended June 30, 2017 and 2016. As of June 30, 2017 and 2016, there were 34,848,107 shares of the Company’s Class B common stock outstanding.

Controlled Equity Offering

The Company has entered into a controlled equity offering (“CEO”) sales agreement with CF&Co (“November 2014 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its CEO sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of June 30, 2017, the Company has sold 18,314,294 shares of Class A common stock under the November 2014 Sales Agreement. For additional information, see Note 12—“Related Party Transactions.”

On April 12, 2017, the Company entered into a CEO sales agreement with CF&Co (“April 2017 Sales Agreement”) on the same terms as above, pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. As of June 30, 2017, the Company has not sold any shares of Class A common stock under the April 2017 Sales Agreement.

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. On February 7, 2017, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of June 30, 2017, the Company had approximately $253.6 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units. The table below represents unit redemption and share repurchase activity for the three and six months ended June 30, 2017:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions[1,2]
January 1, 2017—March 31, 2017	2,927,758	$10.84
April 1, 2017—June 30, 2017	1,908,867	$11.14
Repurchases[3,4]
January 1, 2017—March 31, 2017	552,955	$11.07
April 1, 2017—April 30, 2017	248,882	10.99
May 1, 2017—May 31, 2017	121,023	11.57
June 1, 2017—June 30, 2017	27,634	12.21
Total Repurchases	950,494	$11.14
Total Redemptions and Repurchases	5,787,119	$10.99	$253,618,546

[1]

During the three months ended June 30, 2017, the Company redeemed approximately 1.6 million limited partnership units at an aggregate redemption price of approximately $18.5 million for an average price of $11.20 per unit and approximately 0.3 million FPUs at an aggregate redemption price of approximately $2.8 million for an average price of $10.72 per unit. During the three months ended June 30, 2016, the Company redeemed approximately 1.8 million limited partnership units at an aggregate redemption price of approximately $15.8 million for an average price of $8.93 per unit and approximately 39.6 thousand FPUs at an aggregate redemption price of approximately $0.3 million for an average price of $8.01 per unit.

[2]

During the six months ended June 30, 2017, the Company redeemed approximately 4.6 million limited partnership units at an aggregate redemption price of approximately $50.0 million for an average price of $10.97 per unit and approximately 0.3 million FPUs at an aggregate redemption price of approximately $3.0 million for an average price of $10.72 per unit. During the six months ended June 30, 2016, the Company redeemed approximately 2.4 million limited partnership units at an aggregate purchase price of approximately $21.6 million for an average price of $8.85 per unit and approximately 0.1 million FPUs at an aggregate redemption price of approximately $1.1 million for an average price of $8.17 per unit.

3.

During the three months ended June 30, 2017, the Company repurchased approximately 0.4 million shares of its Class A common stock at an aggregate purchase price of approximately $4.5 million for an average price of $11.25 per share. During the three months ended June 30, 2016, the Company repurchased approximately 0.8 million shares of its Class A common stock at an aggregate purchase price of approximately $7.2 million for an average price of $9.04 per share.

4.

During the six months ended June 30, 2017, the Company repurchased approximately 1.0 million shares of its Class A common stock at an aggregate purchase price of approximately $10.6 million for an average price of $11.14 per share. During the six months ended June 30, 2016, the Company repurchased approximately 8.0 million shares of its Class A common stock at an aggregate purchase price of approximately $69.7 million for an average price of $8.75 per share.

The table above represents the gross unit redemptions and share repurchases of the Company’s Class A common stock during the six months ended June 30, 2017. Approximately 4.3 million of the 4.8 million units above were redeemed using cash from the Company’s CEO program, and therefore did not impact the fully diluted number of shares and units outstanding. The remaining redemptions along with the Class A common stock repurchases resulted in a 1.5 million reduction in the fully diluted share count. This net reduction cost the Company approximately $16.8 million (or $11.08 per share/unit) during the six months ended June 30, 2017. This reduction partially offset the overall growth in the fully diluted share count which resulted from shares issued for equity-based compensation, front office hires and acquisitions.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$52,577	$57,145
Consolidated net income allocated to FPUs	2,305	2,173
Earnings distributions	(2,489)	(2,605)
FPUs exchanged	(584)	(1,368)
FPUs redeemed	(747)	(454)
Other	413	571
Balance at end of period	$51,475	$55,462

6.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $33.7 million as of June 30, 2017 and $35.4 million as of December 31, 2016. For additional information, see Note 11—“Fair Value of Financial Assets and Liabilities.”

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

As of June 30, 2017, the Company had no reverse repurchase agreements. As of December 31, 2016, Cantor facilitated Reverse Repurchase Agreements between the Company and Cantor in the amount of $54.7 million as part of the Company’s cash management strategy. U.S. Treasury or other fixed income securities were received from Cantor as collateral for the fair value of the Repurchase Agreement.

Securities Loaned

As of June 30, 2017, the Company had Securities loaned transactions of $95.3 million with Cantor. The market value of the securities lent was $95.4 million. As of June 30, 2017, the cash collateral received from Cantor bore interest rates ranging from 1.3% to 2.0%. As of December 31, 2016, the Company had no Securities loaned transactions. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

8.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $169.2 million and $164.8 million as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017 and December 31, 2016, the Company held marketable securities classified as trading securities with a market value of $158.4 million and $154.8 million, respectively. These securities are measured at fair value, with any changes in fair value recognized currently in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended June 30, 2017 and 2016, the Company recognized realized and unrealized net gains of $5.5 million and $7.5 million, respectively, related to the mark-to-market on these shares and any related hedging transactions when applicable. During the six months ended June 30, 2017 and 2016, the Company recognized a realized and unrealized net gain of $11.5 million and $6.7 million, respectively, related to the mark-to-market on these shares and any related hedging transaction when applicable.

As of June 30, 2017 and December 31, 2016, the Company held marketable securities classified as available-for-sale with a market value of $10.8 million and $10.0 million, respectively. These securities are measured at fair value, with unrealized gains or losses included as part of “Other comprehensive income (loss)” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss). During the three months ended June 30, 2017 and 2016, the Company recognized a gain of $0.5 million and a loss of $1.9 million, respectively, related to these marketable securities classified as available-for-sale. During the six months ended June 30, 2017 and 2016, the Company recognized a gain of $0.8 million and a loss of $1.2 million, respectively, related to these marketable securities classified as available-for-sale.

During the six months ended June 30, 2017, the Company sold marketable securities with a market value of $7.8 million at the time of sale. The Company did not purchase any marketable securities during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company sold marketable securities with a market value of $566.3 million at the time of sale and purchased marketable securities with a market value of $63.3 million.

9.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s marketable securities (see Note 10—“Derivatives”). As of June 30, 2017 and December 31, 2016, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$1,475,662	$344,962
Receivables from clearing organizations	157,117	135,175
Other receivables from broker-dealers and customers	7,920	13,993
Net pending trades	3,775	—
Open derivative contracts	3,212	3,427
Total	$1,647,686	$497,557
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$1,414,785	$301,873
Payables to clearing organizations	53,657	22,170
Other payables to broker-dealers and customers	12,355	19,581
Net pending trades	—	29,962
Open derivative contracts	7,351	1,566
Total	$1,488,148	$375,152

A portion of these receivables and payables are with Cantor. See Note 12—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of June 30, 2017 have subsequently settled at the contracted amounts.

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

	June 30, 2017		December 31, 2016
Derivative contract	Assets	Liabilities	Assets	Liabilities
Futures	$—	$1,734	$—	$512
Interest rate swaps	227	—	202	—
Foreign exchange swaps	2,816	3,964	2,946	977
Foreign exchange/commodities options	—	1,588	244	41
Forwards	169	65	35	36
Total	$3,212	$7,351	$3,427	$1,566

The notional amounts of these derivative contracts at June 30, 2017 and December 31, 2016 were $14.6 billion and $12.1 billion, respectively. At June 30, 2017, the notional amounts primarily consisted of long futures of $7.2 billion and short futures of $7.0 billion. As of June 30, 2017, these notional values of long and short futures contracts were primarily related to fixed income futures in a consolidated VIE acquired in the acquisition of GFI, of which the Company’s exposure to economic loss is approximately $2.8 million.

The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. Certain of the Company’s foreign exchange swaps are with Cantor. See Note 12—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position at June 30, 2017 was $3.2 million.

The change in fair value of interest rate swaps, futures, foreign exchange/commodities options and foreign exchange swaps is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations, and the change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative contract	2017	2016	2017	2016
Futures	$1,749	$566	$3,698	$1,298
Interest rate swaps	3	9	31	13
Foreign exchange swaps	342	137	969	257
Foreign exchange/commodities options	3,025	3,281	6,628	6,410
Forwards	—	—	—	152
Equity options	—	3,317	—	3,761
Gain	$5,119	$7,310	$11,326	$11,891

As described in Note 16—“Notes Payable, Collateralized and Short-Term Borrowings,” on July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Senior Notes due 2016 (the “4.50% Convertible Notes”) that contained an embedded conversion feature. On July 13, 2016, certain holders of the 4.50% Convertible Notes converted $0.1 million in principal amount of notes, and upon conversion, the Company delivered 6,909 shares of its Class A common stock to such holders. On July 15, 2016, the Company, upon maturity, repaid the remaining approximately $159.9 million principal amount of its 4.50% Convertible Notes.

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

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at June 30, 2017 and December 31, 2016 (in thousands):

	Assets at Fair Value at June 30, 2017
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$169,241	$—	$—	$—	$169,241
Government debt	33,621	—	—	—	33,621
Securities owned—Equities	122	—	—	—	122
Forwards	—	170	—	(1)	169
Foreign exchange swaps	—	3,141	—	(325)	2,816
Interest rate swaps	—	227	—	—	227
Total	$202,984	$3,538	$—	$(326)	$206,196

	Liabilities at Fair Value at June 30, 2017
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Forwards	$—	$66	$—	$(1)	$65
Futures	—	1,734	—	—	1,734
Foreign exchange/commodities options	1,588	—	—	—	1,588
Foreign exchange swaps	—	4,289	—	(325)	3,964
Contingent consideration	—	—	58,396	—	58,396
Total	$1,588	$6,089	$58,396	$(326)	$65,747

	Assets at Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$164,820	$—	$—	$—	$164,820
Government debt	35,190	—	—	—	35,190
Securities owned—Equities	167	—	—	—	167
Forwards	—	57	—	(22)	35
Foreign exchange swaps	—	3,441	—	(495)	2,946
Interest rate swaps	—	231	—	(29)	202
Foreign exchange/commodities options	244	—	—	—	244
Total	$200,421	$3,729	$—	$(546)	$203,604

	Liabilities at Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Forwards	$—	$58	$—	$(22)	$36
Foreign exchange swaps	—	1,472	—	(495)	977
Futures	—	512	—	—	512
Interest rate swaps	—	29	—	(29)	—
Foreign exchange/commodities options	41	—	—	—	41
Contingent consideration	—	—	55,614	—	55,614
Total	$41	$2,071	$55,614	$(546)	$57,180

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the three months ended June 30, 2017 are as follows (in thousands):

	Opening Balance as of April 1, 2017	Total realized and unrealized gains (losses) included in Net income (loss) (1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at June 30, 2017	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2017
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$52,737	$(2,727)	$(1,115)	$2,172	$(355)	$58,396	$(3,842)

(1)	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the three months ended June 30, 2016 are as follows (in thousands):

	Opening Balance as of April 1, 2016	Total realized and unrealized gains (losses) included in Net income (loss) (1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at June 30, 2016	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2016
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$64,337	$(749)	$80	$578	$(3,312)	$62,272	$(699)

(1)	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the six months ended June 30, 2017 are as follows (in thousands):

	Opening Balance as of January 1, 2017	Total realized and unrealized gains (losses) included in Net income (loss) (1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at June 30, 2017	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2017
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$55,614	$(3,769)	$(1,159)	$8,363	$(10,509)	$58,396	$(4,929)

Changes in Level 3 contingent consideration measured at fair value on a recurring basis for the six months ended June 30, 2016 are as follows (in thousands):

	Opening Balance as of January 1, 2016	Total realized and unrealized gains (losses) included in Net income (loss) (1)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at June 30, 2016	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2016
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$65,043	$(748)	$78	$1,411	$(4,852)	$62,272	$(670)

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Forwards	$170	$(1)	$169	$—	$—	$169
Foreign exchange swaps	3,141	(325)	2,816	—	—	2,816
Interest rate swaps	227	—	227	—	—	227
Total	$3,538	$(326)	$3,212	$—	$—	$3,212
Liabilities
Forwards	$66	$(1)	$65	$—	$—	$65
Foreign exchange swaps	4,289	(325)	3,964	—	—	3,964
Futures	1,734	—	1,734	—	—	1,734
Foreign exchange/commodities options	1,588	—	1,588	—	—	1,588
Total	$7,677	$(326)	$7,351	$—	$—	$7,351

	December 31, 2016
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Forwards	$57	$(22)	$35	$—	$—	$35
Foreign exchange swaps	3,441	(495)	2,946	—	—	2,946
Interest rate swaps	231	(29)	202	—	—	202
Foreign exchange/commodities options	244	—	244	—	—	244
Total	$3,973	$(546)	$3,427	$—	$—	$3,427
Liabilities
Forwards	$58	$(22)	$36	$—	$—	$36
Foreign exchange swaps	1,472	(495)	977	—	—	977
Interest rate swaps	29	(29)	—	—	—	—
Futures	512	—	512	—	—	512
Foreign exchange/commodities options	41	—	41	—	—	41
Total	$2,112	$(546)	$1,566	$—	$—	$1,566

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

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of June 30, 2017	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$58,396	Present value of expected payments	Discount rate Probability of meeting earnout	3.3%-9.6% 75%-100%	8.3% 96% (1)

(1)	The probability of meeting the earnout targets as of June 30, 2017 was based on the acquired businesses’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2016	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$55,614	Present value of expected payments	Discount rate Probability of meeting earnout	3.3%-9.2% 75%-100%	6.3% 96% (1)

(1)	The probability of meeting the earnout targets as of December 31, 2016 was based on the acquired businesses’ projected future financial performance, including revenues.

Valuation Processes – Level 3 Measurements

Valuations for contingent consideration are conducted by the Company. Each reporting period, the Company updates unobservable inputs. The Company has a formal process to review the material accuracy of changes in fair value.

Sensitivity Analysis – Level 3 Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. As of June 30, 2017 and December 31, 2016, the present value of expected payments related to the Company’s contingent consideration was $58.4 million and $55.6 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $70.3 million and $69.0 million, respectively.

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

For the three months ended June 30, 2017, Cantor’s share of the net income in Tower Bridge was $0.6 million and for the three months ended June 30, 2016, Cantor’s share of net loss in Tower Bridge was $0.1 million. For the six months ended June 30, 2017,

Cantor’s share of the net income in Tower Bridge was $18 thousand and for the six months ended June 30, 2016, Cantor’s share of net income in Tower Bridge was $0.5 million. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

For the three months ended June 30, 2017 and 2016, the Company recognized related party revenues of $5.6 million and $4.9 million, respectively, for the services provided to Cantor. For the six months ended June 30, 2017 and 2016, the Company recognized related party revenues of $12.1 million and $11.9 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended June 30, 2017 and 2016, the Company was charged $13.6 million and $9.8 million, respectively, for the services provided by Cantor and its affiliates, of which $8.2 million and $6.2 million, respectively, were to cover compensation to leased employees for the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, the Company was charged $28.7 million and $22.9 million, respectively, for the services provided by Cantor and its affiliates, of which $16.9 million and $12.9 million, respectively, were to cover compensation to leased employees for the six months ended June 30, 2017 and 2016.The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Lucera

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

In the purchase agreement, Cantor agreed, subject to certain exceptions, not to solicit certain senior executives of Lucera’s business and was granted the right to be a customer of Lucera’s businesses on the best terms made available to any other customer. The aggregate purchase price paid by the Company to Cantor consisted of approximately $24.2 million in cash plus a $4.8 million post-closing adjustment determined after closing based on netting Lucera’s expenses paid by Cantor after May 1, 2016 against accounts receivable owed to Lucera by Cantor for access to Lucera’s business from May 1, 2016 through the closing date. The purchase has been accounted for as a transaction between entities under common control.

During the three months ended June 30, 2017 and 2016, respectively, Lucera had $0.3 million and $0.9 million in related party revenues from Cantor. During the six months ended June 30, 2017 and 2016, respectively, Lucera had $0.7 million and $1.8 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.

Clearing Agreement with Cantor

The Company receives certain clearing services from Cantor pursuant to its clearing agreement. These clearing services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The costs for these services were immaterial for the three and six months ended June 30, 2017.

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of June 30, 2017 and December 31, 2016, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended June 30, 2017 and 2016, the Company recognized its share of foreign exchange losses of $2.3 million and $1.5 million, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized its share of foreign exchange losses of $2.8 million and $1.4 million, respectively. These losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Company’s Audit Committee. During the three months ended June 30, 2017 and 2016, the Company recorded revenues from Cantor entities of $51 thousand and $28 thousand, respectively, related to commissions paid to the Company by Cantor. During the six months ended June 30, 2017 and 2016, the Company recorded revenues from Cantor entities of $131 thousand and $80 thousand, respectively, related to commissions paid to the Company by Cantor.  These revenues are included as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2017 and December 31, 2016, the Company did not have any investments in the program.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 14,676,743 shares of Class A common stock owned by them as of June 30, 2017 for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150.0 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short-term borrowing rate then in effect, plus 1%.

On April 21, 2017, pursuant to the authorization, the Company entered into a $150.0 million revolving credit facility (the “Credit Facility”) with an affiliate of Cantor. BGC agreed to lend $150.0 million under the Credit Facility to such affiliate (the “Loan”). As of June 30, 2017, the Credit Facility was fully drawn and the interest rate on the Loan was 4.47%. The Credit Facility has a maturity date of April 20, 2018, which may be extended from time to time on the terms set forth in the Credit Facility. The Company recorded interest income related to the Loan of $1.3 million for both the three and six months ended June 30, 2017.

As part of the Company’s cash management process, the Company may enter into tri-party repurchase agreements, reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of June 30, 2017, the Company had no reverse repurchase agreements. As of December 31, 2016, Cantor facilitated reverse repurchase agreements on the Company’s behalf, and consequently the Company had $54.7 million of reverse repurchase agreements outstanding with Cantor.

On February 9, 2016, the Audit Committee of the Board of Directors authorized the Company to enter into an arrangement with Cantor in which the Company would provide dedicated development services to Cantor at a cost to the Company not to exceed $1.4 million per year for the purpose of Cantor developing the capacity to provide quotations in certain securities from time to time. The services are terminable by either party at any time and will be provided on the terms and conditions set forth in the existing Administrative Services Agreement. The Company did not provide development services to Cantor in the three months ended June 30, 2017 under this arrangement. The cost of development services provided to date is approximately $1.2 million.

In July 2016, the Audit Committee of the Company authorized the Company to provide real estate and related services, including real estate advice, brokerage, property or facilities management, appraisals and valuations and other services, to Cantor on rates and terms no less favorable to the Company than those charged to third-party customers. The Company and Cantor expect to enter into these arrangements from time to time. The Company did not provide any such real estate and related services in the three months ended June 30, 2017.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of June 30, 2017 and December 31, 2016, the Company had receivables from Freedom International Brokerage of $1.9 million and $1.3 million, respectively. As of June 30, 2017 and December 31, 2016, the Company had $2.8 million and $3.0 million, respectively, in receivables from Cantor related to open derivative contracts. As of June 30, 2017 and December 31, 2016, the Company had $3.9 million and $1.0 million, respectively, in payables to Cantor related to open derivative contracts. As of June 30, 2017, the Company had $2.3 million in receivables from Cantor related to fails and equity trades pending settlement.  As of December 31, 2016, the Company did not have any receivables from Cantor related to fails and pending trades.

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

As of June 30, 2017 and December 31, 2016, the aggregate balance of employee loans, net, was $299.6 million and $267.5 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2017 and 2016 was $8.7 million and $10.6 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2017 and 2016 was $15.9 million and $21.1 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Interest income on the above-mentioned employee loans for the three months ended June 30, 2017 and 2016 was $1.6 million and $1.7 million, respectively. Interest income on the above-mentioned employee loans for the six months ended June 30, 2017 and 2016 was $3.1 million and $2.7 million, respectively. The interest income related to these employee loans is included as part of “Interest income” in the Company’s unaudited condensed consolidated statements of operations.

Share Repurchases from Cantor

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

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 5—“Stock Transactions and Unit Redemptions,” the Company has entered into the November 2014 Sales Agreement and the April 2017 Sales Agreement with CF&Co, as the Company’s sales agent. During the three months ended June 30, 2017, the Company sold 1.5 million shares under its sales agreement for aggregate proceeds of $17.1million, at a weighted-average price of $11.42 per share. During the three months ended June 30, 2016, the Company sold 3.3 million shares under its sales agreement for aggregate proceeds of $30.3 million, at a weighted-average price of $9.18 per share. For the three months ended June 30, 2017 and 2016, the Company was charged approximately $0.3 million and $0.6 million, respectively, for services related to the Company’s sales agreement. During the six months ended June 30, 2017, the Company sold 4.3 million shares under its sales agreement for aggregate proceeds of $47.8 million, at a weighted-average price of $11.18 per share. During the six months ended June 30, 2016, the Company sold 3.7 million shares under its sales agreement for aggregate proceeds of $33.6 million, at a weighted-average price of $9.16 per share. As of June 30, 2017, the Company has not sold any shares of Class A common stock under the April 2017 Sales Agreement. For the six months ended June 30, 2017 and 2016, the Company was charged approximately $1.0 million and $0.7 million, respectively, for services related to the November 2014 Sales Agreement. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of operations.

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

On October 3, 2014, management was granted approval by the Company’s Board of Directors and Audit Committee to enter into stock loan transactions with CF&Co utilizing shares of Marketable securities. Such stock loan transactions will bear market terms and rates. As of June 30, 2017, the Company had Securities loaned transactions of $95.3 million with CF&Co. The market value of the securities lent was $95.4 million. As of June 30, 2017, the cash collateral received from CF&Co bore interest rates ranging from 1.3% to 2.0%. As of December 31, 2016, the Company had no Securities loaned transactions with CF&Co. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). In connection with this issuance of 5.125% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $15.0 million of such senior notes and still holds such notes as of June 30, 2017.

Under rules adopted by the Commodity Futures Trading Commission (the “CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement. During the three months ended June 30, 2017 and 2016, the Company recorded fees of $31.3 thousand, with respect to these guarantees. During the six months ended June 30, 2017 and 2016, the Company recorded fees of $62.5 thousand, with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

Transactions with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized the Company to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with the Company’s acquisition and other business strategies in commercial real estate and other businesses. Such services are provided at fees not to exceed the fully-allocated cost of such services, plus 10%. In connection with this agreement, the Company did not recognize any expense for the three and six months ended June 30, 2017 and 2016.

The Company also has a referral agreement in place with CCRE, in which the Company’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement, the Company recognized revenues of $2.9 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively. The Company recognized revenues of $4.3 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively. This revenue was recorded as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

The Company also has a revenue-share agreement with CCRE, in which the Company pays CCRE for referrals for leasing or other services. The Company did not make any payments under this agreement to CCRE for the three and six months ended June 30, 2017, respectively. The Company made payments of $0.1 million under this agreement to CCRE for the three and six months ended June 30, 2016, respectively.

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

As of June 30, 2017, there were 991,182 FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

On September 30, 2016, Mr. Merkel elected to sell, and the Company agreed to purchase, an aggregate of 16,634 shares of the Company’s Class A common stock at a price of $8.75 per share, the closing price of the Company’s Class A common stock on such date. On September 30, 2016, certain trusts for the benefit of Mr. Merkel’s immediate family, of which Mr. Merkel is the sole trustee of each trust, elected to sell, and the Company agreed to purchase, an aggregate of 4,131 shares of the Company’s Class A common stock on the same terms. These transactions were included in the Company’s stock repurchase authorization and authorized by the Audit Committee of the Board of Directors.

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

On January 31, 2017, under the Company’s policy, the Compensation Committee granted exchange rights with respect to rights available to Mr. Lutnick with respect to some of his of his non-exchangeable PSUs/PPSUs. Mr. Lutnick elected to waive such rights as a one-time waiver that is not cumulative. Also pursuant to the policy, the Compensation Committee further approved a grant of 325,000 non-exchangeable PSUs to Mr. Lutnick, in replacement of 325,000 of his NPSUs, and a grant of 1,661,600 non-exchangeable PSUs in replacement of his 1,661,600 non-exchangeable PPSUs, for an aggregate total of 1,986,600 non-exchangeable PSUs, effective as of January 1, 2017, which were all of the rights available to him at such time.

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

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of June 30, 2017 and December 31, 2016, the remaining liability associated with this commitment was $31.2 million and $30.7 million, respectively, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

On February 23, 2016, the Company purchased from the Relief Fund 970,639 shares of the Company’s Class A common stock at a price of $8.72 per share, the closing price on the date of the transaction. On November 16, 2016, the Company purchased from the Relief Fund 166,238 shares of the Company’s Class A common stock at a price of $9.74 per share, the closing price on the date of the transaction.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million, to $16.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended June 30, 2017 and 2016, the Company made $0.4 million and $0.8 million, respectively, in cash contributions to Aqua. During the six months ended June 30, 2017 and 2016, the Company made $0.6 million and $1.1 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

13.	Investments

Equity Method and Cost Method Investments

(in thousands)	June 30, 2017	December 31, 2016
Equity method investments	$32,226	$30,844
Cost method investments	2,896	2,595
Investments	$35,122	$33,439

The Company recognized a gain of $1.6 million and a gain of $0.9 million related to its equity method investments for the three months ended June 30, 2017 and 2016, respectively. The Company recognized a gain of $1.8 million related to its equity method investments for both the six months ended June 30, 2017 and 2016. The Company’s share of the gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations.

On November 4, 2016, the Company acquired the remaining interest in Lucera, which had previously been accounted for using the equity method. This transaction resulted in the consolidation of the entity in the Company’s unaudited condensed consolidated financial statements (see Note 12—“Related Party Transactions” for more information).

See Note 12—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited condensed consolidated financial statements.

Cost Method Investments

The Company had previously acquired investments for which it did not have the ability to exert significant influence over operating and financial policies. The investments are generally accounted for using the cost method of accounting in accordance with FASB guidance, Investments—Other. The carrying value of the cost method investments was $2.9 million as of June 30, 2017 and $2.6 million as of December 31, 2016, and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of June 30, 2017 and December 31, 2016. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	June 30, 2017		December 31, 2016
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$3,344	$4,324	$4,608	$5,588

[1]

The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. As of June 30, 2017, the Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.

Consolidated VIE

Through the acquisition of GFI, the Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $6.0 million as of June 30, 2017, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.5 million as of June 30, 2017. The Company’s exposure to economic loss on this VIE is approximately $2.8 million.

14.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Computer and communications equipment	$144,204	$130,538
Software, including software development costs	143,078	130,397
Leasehold improvements and other fixed assets	169,132	154,602
	456,414	415,537
Less: accumulated depreciation and amortization	(280,677)	(249,670)
Fixed assets, net	$175,737	$165,867

Depreciation expense was $7.4 million and $6.9 million for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $15.2 million and $14.1 million for the six months ended June 30, 2017 and 2016, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

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

For the three months ended June 30, 2017 and 2016, software development costs totaling $9.6 million and $7.5 million, respectively, were capitalized. Amortization of software development costs totaled $5.1 million and $7.4 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, software development costs totaling $14.3 million and $10.3 million, respectively, were capitalized. Amortization of software development costs totaled $10.6 million and $14.6 million for the six months ended June 30, 2017 and 2016, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.2 million and $1.4 million were recorded for the three months ended June 30, 2017 and 2016, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $0.7 million and $3.2 million were recorded for the six months ended June 30, 2017 and 2016, respectively, related to the evaluation of the centralized software project for future benefit and fixed assets no longer in service. The impairment charges for the six months ended June 30, 2017 and 2016 were related to the Financial Services segment. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

15.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2017 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2016	$451,035	$412,655	$863,690
Acquisitions	28,768	6,124	34,892
Measurement period adjustments	(17,057)	781	(16,276)
Cumulative translation adjustment	2,447	—	2,447
Balance at June 30, 2017	$465,193	$419,560	$884,753

During the six months ended June 30, 2017, the Company recognized additional goodwill of approximately $28.8 million which was allocated to the Company’s Financial Services segment, and $6.1 million which was allocated to the Company’s Real Estate Services segment. See Note 3—“Acquisitions” for more information.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	June 30, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$196,299	$20,751	$175,548	14.5
Technology	24,023	8,005	16,018	4.7
Noncompete agreements	31,045	11,557	19,488	2.5
Patents	10,549	9,435	1,114	2.5
All other	19,037	7,938	11,099	8.8
Total definite life intangible assets	280,953	57,686	223,267	12.4
Indefinite life intangible assets:
Trade names	90,293	—	90,293	N/A
Licenses	2,489	—	2,489	N/A
Total indefinite life intangible assets	92,782	—	92,782	N/A
Total	$373,735	$57,686	$316,049	12.4

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$127,749	$14,386	$113,363	17.7
Technology	24,570	6,275	18,295	5.2
Noncompete agreements	16,478	7,597	8,881	2.7
Patents	10,300	8,432	1,868	1.7
All other	13,426	5,996	7,430	3.7
Total definite life intangible assets	192,523	42,686	149,837	14.4
Indefinite life intangible assets:
Trade names	96,386	—	96,386	N/A
Licenses	1,500	—	1,500	N/A
Total indefinite life intangible assets	97,886	—	97,886	N/A
Total	$290,409	$42,686	$247,723	14.4

Intangible amortization expense was $8.8 million and $4.9 million for the three months ended June 30, 2017 and 2016, respectively. Intangible amortization expense was $15.0 million and $10.3 million for the six months ended June 30, 2017 and 2016, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

There were no impairment charges for the Company’s definite and indefinite life intangibles for the three and six months ended June 30, 2017 and 2016.

The estimated future amortization expense of definite life intangible assets as of June 30, 2017 is as follows (in millions):

2017	$14.9
2018	26.3
2019	24.6
2020	18.5
2021	17.2
2022 and thereafter	121.8
Total	$223.3

16.	Notes Payable, Collateralized and Short-term Borrowings

Notes payable, collateralized and short-term borrowings consisted of the following (in thousands):

Total	June 30, 2017	December 31, 2016
8.125% Senior Notes	$109,334	$109,271
5.375% Senior Notes	297,573	297,083
8.375% Senior Notes	244,750	246,988
5.125% Senior Notes	296,600	296,215
Collateralized borrowings	42,630	16,210
Short-term borrowings	150,000	—
Total	$1,140,887	$965,767

The Company’s Senior Notes are recorded at amortized cost. As of June 30s, 2017 and December 31, 2016, the carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.125% Senior Notes	$109,334	$115,335	$109,271	$115,650
5.375% Senior Notes	297,573	315,750	297,083	312,000
8.375% Senior Notes	244,750	253,800	246,988	256,650
5.125% Senior Notes	296,600	316,125	296,215	309,300
Total	$948,257	$1,001,010	$949,557	$993,600

The fair values of the Senior Notes were determined using observable market prices as these securities are traded and are considered Level 1 and Level 2, respectively, within the fair value hierarchy, based on whether they are deemed to be actively traded.

Convertible Notes

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes due July 15, 2016. The 4.50% Convertible Notes were general senior unsecured obligations of the Company. The 4.50% Convertible Notes paid interest semiannually at a rate of 4.50% per annum and were priced at par. The Company recorded interest expense related to the 4.50% Convertible Notes of $3.0 million and $6.1 million for the three and six months ended June 30, 2016, respectively. The Company did not record any interest expense related to the 4.5% Convertible Notes for the three and six months ended June 30, 2017.On July 13, 2016, certain holders of the 4.50% Convertible Notes converted $68,000 in principal amount of notes, and, upon conversion, the Company delivered 6,909 shares of its Class A common stock to such holders. On July 15, 2016, the Company repaid the remaining approximately $159.9 million principal amount of its 4.50% Convertible Notes at maturity.

Below is a summary of the interest expense related to the Company’s Convertible Notes (in thousands):

	4.50% Convertible Notes		4.50% Convertible Notes
	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Coupon interest	$—	$1,800	$—	$3,600
Amortization of discount	—	1,234	—	2,459
Total interest expense	$—	$3,034	$—	$6,059

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $2.3 million for each of the three months ended June 30, 2017 and 2016. The Company recorded interest expense related to the 8.125% Senior Notes of $4.6 million for each of the six months ended June 30, 2017 and 2016.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $4.3 million for both the three and six months ended June 30, 2017 and 2016. The Company recorded interest expense related to the 5.375% Senior Notes of $8.6 million for both the six months ended June 30, 2017 and 2016.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). The carrying value of these notes as of June 30, 2017 was $244.7 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares of GFI common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave the Company the ability to control the timing and process with respect to a full merger. Also on July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of GFI’s 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. In addition, on January 13, 2016, Moody’s further upgraded the credit rating on GFI’s 8.375% Senior Notes, eliminating the penalty interest. The Company recorded interest expense related to the 8.375% Senior Notes of $5.0 million for both the three months ended June 30, 2017 and 2016. The Company recorded interest expense related to the 8.375% Senior Notes of $10.0 million and $10.1 million for the six months ended June 31, 2017 and 2016, respectively.

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.125% Senior Notes of $4.0 million and $1.6 million for the three months ended June 30, 2017 and 2016, respectively. The Company recorded interest expense related to the 5.125% Senior Notes of $8.1 million and $1.6 million, respectively, for the six months ended June 30, 2017 and 2016.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of June 30, 2017, the Company had $12.7 million outstanding related to this secured loan arrangement, which includes $0.1 million of deferred financing costs. The value of the fixed assets pledged as of June 30, 2017 was $1.5 million. The Company recorded interest expense related to this secured loan arrangement of $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively. The Company recorded interest expense related to this secured loan arrangement of $0.3 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan.  This arrangement incurs interest at a fixed rate of 3.44% and matures on May 31, 2021.  As of June 30, 2017, the Company had $29.9 million outstanding related to this secured loan arrangement.  The value of the fixed assets pledged as of June 30, 2017 was $25.8 million.  The Company recorded interest expense related to this secured loan arrangement of $0.1 million for both the three and six months ended June 30, 2017.

Credit Agreement

On February 25, 2016, the Company replaced an existing $25 million committed unsecured credit agreement with Bank of America, N.A. with a new committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of the Company’s domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. The maturity date of the facility is February 25, 2018. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. As of June 30, 2017, there were $150.0 million of borrowings outstanding under the facility. As of June 30, 2017, the interest rate on this facility was 3.22%. There were no borrowings under the facility as of December 31, 2016. For the three months ended June 30, 2017 and June 30, 2016, the Company recorded interest expense related to the credit facility of $1.0 million and $0.2 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded interest expense related to the credit facility of $1.2 million and $0.3 million, respectively.

17.	Compensation

The Company’s Compensation Committee may grant various equity-based and partnership awards, including restricted stock units, restricted stock, stock options, limited partnership units and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units. On June 22, 2016, at the Annual Meeting of Stockholders of the Company, the stockholders approved the Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of Class A common stock of the Company that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of June 30, 2017, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 200.6 million shares. Upon vesting of RSUs, issuance of restricted stock, exercise of employee stock options and exchange of limited partnership units, the Company generally issues new shares of the Company’s Class A common stock. On June 6, 2017, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the Company’s Second Amended and Restated Incentive Bonus Compensation Plan (the “Incentive Plan”) to approve the material terms of the performance goals under the Incentive Plan for compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, including an amendment to those performance goals in order to broaden the stock price performance goal to include dividends and/or total stockholder return.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2016	104,564,656
Granted	21,880,083
Redeemed/exchanged units	(5,840,639)
Forfeited units	(2,017,108)
Balance at June 30, 2017	118,586,992

During the three months ended June 30, 2017 and 2016, the Company granted exchangeability on 3.6 million and 3.5 million limited partnership units for which the Company incurred non-cash compensation expense of $38.2 million and $30.6 million, respectively. During the six months ended June 30, 2017 and 2016, the Company granted exchangeability on 8.9 million and

6.7 million limited partnership units for which the Company incurred non-cash compensation expense of $92.0 million and $58.4 million, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

As of June 30, 2017 and December 31, 2016, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 16.4 million and 13.9 million, respectively.

As of June 30, 2017 and December 31, 2016, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $192.9 million and $155.6 million, respectively. As of June 30, 2017 and December 31, 2016, the aggregate estimated fair value of these limited partnership units was approximately $36.7 million and $26.2 million, respectively. The number of outstanding limited partnership units with a post-termination pay-out as of June 30, 2017 and December 31, 2016 was approximately 20.4 million and 17.0 million, respectively, of which approximately 12.2 million and 11.2 million were unvested. The liability for limited partnership units with a post-termination payout is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of June 30, 2017 and December 31, 2016, the aggregate estimated fair value of these acquisition-related limited partnership units was $22.5 million and $20.3 million, respectively. The liability for such acquisition-related limited partnership units is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited condensed consolidated statements of financial condition.

Compensation expense related to limited partnership units with a post-termination pay-out amount or a stated vesting schedule is recognized over the stated service period or stated vesting schedule. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense related to these limited partnership units of $6.0 million and $4.6 million for the three months ended June 30, 2017 and 2016, respectively. The Company recognized compensation expense related to these limited partnership units of $12.4 million and $6.7 million for the six months ended June 30, 2017 and 2016, respectively. These are included in “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $12.0 million and $10.4 million for the three months ended June 30, 2017 and 2016, respectively. The allocation of income to limited partnership units and FPUs was $21.4 million and $15.5 million for the six months ended June 30, 2017 and 2016, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2016	1,547,402	$6.86	1.63
Granted	618,317	10.10
Delivered units	(628,720)	6.77
Forfeited units	(95,894)	8.01
Balance at June 30, 2017	1,441,105	$8.22	1.99

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

During the six months ended June 30, 2017 and 2016, the Company granted 0.6 million and 0.7 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $6.2 million and $5.3 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the six months ended June 30, 2017 and 2016, the Company withheld shares valued at $2.2 million and $1.2 million to pay taxes due at the time of vesting.

As of June 30, 2017 and December 31, 2016, the aggregate estimated grant date fair value of outstanding RSUs was approximately $11.8 million and $10.6 million, respectively.

Compensation expense related to RSUs was approximately $1.6 million and $1.2 million, respectively, for the three months ended June 30, 2017 and 2016. Compensation expense related to RSUs was approximately $2.7 million and $2.8 million, respectively, for the six months ended June 30, 2017 and 2016. As of June 30, 2017, there was approximately $11.5 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

The Company has granted restricted shares under its Equity Plan. Such restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the six months ended June 30, 2017 and 2016, approximately 36 thousand shares and 16 thousand shares, respectively, were forfeited in connection with this clause. During the six months ended June 30, 2017 and 2016, the Company released the restrictions with respect to approximately 1.5 million and 2.2 million of such shares, respectively. As of June 30, 2017, there were 10.5 million of such restricted shares outstanding.

Deferred Cash Compensation

The Company maintains a Deferred Cash Award Program which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. In addition, prior to the completion of the tender offer, GFI’s outstanding RSUs were converted into the right to receive an amount in cash equal to $6.10 per unit, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU. The total compensation expense, net of forfeitures, recognized in relation to the deferred cash compensation awards for the three months ended June 30, 2017 and 2016 was $2.4 million and $3.9 million, respectively. The total compensation expense, net of forfeitures, recognized in relation to the deferred cash compensation awards for the six months ended June 30, 2017 and 2016 was $6.2 million and $9.8 million, respectively. As of June 30, 2017, the total liability for the deferred cash compensation awards was $12.7 million, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. Total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $9.5 million and is expected to be recognized over a weighted-average period of 1.65 years.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	1,007,085	$10.82	1.0	$—
Granted	—	—
Exercised options	—	—
Forfeited options	—	—
Balance at June 30, 2017	1,007,085	$10.82	0.5	$548,006
Options exercisable at June 30, 2017	1,007,085	$10.82	0.5	$548,006

There were no stock options exercised during the six months ended June 30, 2017 and 250 thousand stock options exercised during the six months ended June 30, 2016, respectively. The Company did not grant any stock options during the six months ended June 30, 2017 and 2016.

The Company did not record any compensation expense related to stock options for the three or six months ended June 30, 2017 or 2016, as all of these options had vested in prior years. As of June 30, 2017, all of the compensation expense related to stock options was fully recognized.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of June 30, 2017, the Company was contingently liable for $1.7 million under these letters of credit.

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

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the United States, subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $0.8 million in health care claims as of June 30, 2017. The Company does not expect the impact of the health care claims to have a material impact on its financial condition, results of operations or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of June 30, 2017, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.

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

As of June 30, 2017, the Company had $497.4 million of undistributed foreign pre-tax earnings, which excludes the cash proceeds from the sale of Trayport. Except for the cash proceeds from the sale of Trayport, it is the Company’s intention to permanently reinvest these undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. For the cash proceeds which are not permanently reinvested, the accrued tax liability is $135.5 million, net of foreign tax credits.  In addition, certain GFI net operating loss carryforwards are expected to be utilized to reduce cash taxes.  Taking these items together, we therefore expect to pay effective cash taxes of no more than $64 million related to the Trayport transaction

Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2017, the Company had $3.1 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of December 31, 2016, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $3.1 million, all of which, if recognized, would affect the effective tax rate.  The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of June 30, 2017, the Company had approximately $0.3 million of accrued interest related to uncertain tax positions. As of December 31, 2016, there were $0.3 million of accrued interest and penalties related to uncertain tax positions.

20.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2017, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of June 30, 2017, the European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2017, $530.7 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $284.5 million.

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

Three months ended June 30, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$133,469	$—	$—	$133,469
Credit	70,730	—	—	70,730
Foreign exchange	79,681	—	—	79,681
Energy and commodities	48,479	—	—	48,479
Equities, insurance, and other asset classes	85,324	—	—	85,324
Leasing and other services	—	144,681	—	144,681
Real estate capital markets	—	98,029	—	98,029
Real estate management services	—	51,589	—	51,589
Fees from related parties	—	—	5,576	5,576
Data, software and post-trade	13,322	—	—	13,322
Other revenues	655	128	93	876
Total non-interest revenues	431,660	294,427	5,669	731,756
Interest income	657	890	4,454	6,001
Total revenues	432,317	295,317	10,123	737,757
Interest expense	—	—	16,676	16,676
Non-interest expenses	351,579	261,512	68,947	682,038
Total expenses	351,579	261,512	85,623	698,714
Other income (losses), net:
Gains (losses) on equity investments	—	—	1,602	1,602
Other income (losses)	4,069	—	786	4,855
Total other income (losses), net	4,069	—	2,388	6,457
Income (loss) from operations before income taxes	$84,807	$33,805	$(73,112)	$45,500

Three months ended June 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$120,678	$—	$—	$120,678
Credit	77,330	—	—	77,330
Foreign exchange	76,835	—	—	76,835
Energy and commodities	57,306	—	—	57,306
Equities, insurance, and other asset classes	45,593	—	—	45,593
Leasing and other services	—	124,555	—	124,555
Real estate capital markets	—	82,739	—	82,739
Real estate management services	—	45,529	—	45,529
Fees from related parties	—	—	4,865	4,865
Data, software and post-trade	14,160	—	—	14,160
Other revenues	197	76	129	402
Total non-interest revenues	392,099	252,899	4,994	649,992
Interest income	641	863	2,274	3,778
Total revenues	392,740	253,762	7,268	653,770
Interest expense	—	—	14,624	14,624
Non-interest expenses	340,758	229,032	51,027	620,817
Total expenses	340,758	229,032	65,651	635,441
Other income (losses), net:
Gains (losses) on equity investments	—	—	863	863
Other income (losses)	(1,326)	—	11,338	10,012
Total other income (losses), net	(1,326)	—	12,201	10,875
Income (loss) from operations before income taxes	$50,656	$24,730	$(46,182)	$29,204

Six months ended June 30, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$269,221	$—	$—	$269,221
Credit	152,600	—	—	152,600
Foreign exchange	159,707	—	—	159,707
Energy and commodities	101,624	—	—	101,624
Equities, insurance, and other asset classes	161,030	—	—	161,030
Leasing and other services	—	272,255	—	272,255
Real estate capital markets	—	176,825	—	176,825
Real estate management services	—	102,219	—	102,219
Fees from related parties	—	—	12,141	12,141
Data, software and post-trade	26,409	—	—	26,409
Other revenues	1,597	132	123	1,852
Total non-interest revenues	872,188	551,431	12,264	1,435,883
Interest income	1,307	1,843	6,154	9,304
Total revenues	873,495	553,274	18,418	1,445,187
Interest expense	—	—	31,497	31,497
Non-interest expenses	705,485	498,095	148,199	1,351,779
Total expenses	705,485	498,095	179,696	1,383,276
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	557	557
Gains (losses) on equity investments	—	—	1,839	1,839
Other income (losses)	8,717	—	1,227	9,944
Total other income (losses), net	8,717	—	3,623	12,340
Income (loss) from operations before income taxes	$176,727	$55,179	$(157,655)	$74,251

Six months ended June 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$240,297	$—	$—	$240,297
Credit	162,245	—	—	162,245
Foreign exchange	159,303	—	—	159,303
Energy and commodities	121,704	—	—	121,704
Equities, insurance, and other asset classes	93,959	—	—	93,959
Leasing and other services	—	230,182	—	230,182
Real estate capital markets	—	144,872	—	144,872
Real estate management services	—	91,587	—	91,587
Fees from related parties	—	—	11,935	11,935
Data, software and post-trade	28,094	—	—	28,094
Other revenues	3,593	76	415	4,084
Total non-interest revenues	809,195	466,717	12,350	1,288,262
Interest income	1,152	1,525	3,485	6,162
Total revenues	810,347	468,242	15,835	1,294,424
Interest expense	—	—	28,082	28,082
Non-interest expenses	685,872	427,606	113,116	1,226,594
Total expenses	685,872	427,606	141,198	1,254,676
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	—	—
Gains (losses) on equity investments	—	—	1,751	1,751
Other income (losses)	9,646	—	(2,551)	7,095
Total other income (losses), net	9,646	—	(800)	8,846
Income (loss) from operations before income taxes	$134,121	$40,636	$(126,163)	$48,594

Total assets by reportable segment (in thousands):

Total Assets[1]	Financial Services	Real Estate Services	Total
At June 30, 2017	$4,351,569	$829,313	$5,180,882
At December 31, 2016	$2,707,677	$800,723	$3,508,400

[1]	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), Other Europe, the Middle East and Africa region (defined as the “MEA” region), France, and Other Americas. Information regarding revenues for the three and six months ended June 30, 2017 and 2016, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
United States	$424,454	$375,430	$810,377	$732,258
United Kingdom	177,796	161,659	364,606	325,350
Asia	58,648	52,704	119,757	109,455
Other Europe/MEA	37,737	23,950	71,739	47,160
France	23,654	25,271	48,919	50,838
Other Americas	15,468	14,756	29,789	29,363
Total revenues	$737,757	$653,770	$1,445,187	$1,294,424

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of June 30, 2017 and December 31, 2016, respectively, is as follows (in thousands):

	June 30	December 31
	2017	2016
Long-lived assets:
United States	$1,299,683	$1,275,482
United Kingdom	340,250	229,555
Asia	26,138	23,154
Other Europe/MEA	6,577	4,952
France	6,284	5,540
Other Americas	25,657	22,246
Total long-lived assets	$1,704,589	$1,560,929

22.	Subsequent Events

Acquisitions

Berkeley Point and Related Transactions

On July 18, 2017 the Company announced that it has agreed to acquire Berkeley Point Financial LLC and its subsidiary (“Berkeley Point”) from an affiliate of Cantor. Berkeley Point is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans, including those it originates. Berkeley Point was acquired by an affiliate of Cantor on April 10, 2014. The Company’s Board of Directors, upon the unanimous recommendation of a Special Committee consisting of all four independent directors, assisted by independent advisors, unanimously approved the acquisition of Berkeley Point and the related transactions. The total consideration for the acquisition of Berkeley Point is $875 million, subject to certain adjustments at closing.

Contemporaneously with the proposed acquisition of Berkeley Point, the Company will invest $100 million in cash for approximately 27 percent of the capital in a commercial real estate-related finance and investment business (“Real Estate LP”), along with Cantor (the "BGC Investment"). Cantor will control the Real Estate LP and will contribute approximately $267 million of cash and non-cash assets for approximately 73 percent of Real Estate LP’s capital. The Real Estate LP will be structured as a limited partnership, is expected to collaborate with Cantor's significant existing commercial real estate finance business, and may conduct activities in any real estate-related business. Under the terms of the Real Estate LP, Cantor has agreed to bear initial net losses of the partnership, if any, up to an aggregate amount of approximately $37 million per year. The Company will be entitled to a cumulative annual preferred return of five percent of its capital account balance and a profit participation thereafter. After the transactions are completed, Berkeley Point and the BGC Investment will become part of Newmark Knight Frank, the Company’s Real Estate Services segment.

The obligations of the parties to complete these transactions are subject to customary closing conditions, including the receipt of certain consents or non-objections from certain government-sponsored enterprises and government agencies. The transaction agreement includes customary representations, warranties and covenants, including covenants related to the operation of Berkeley Point by Cantor during the period prior to the closing and covenants related to intercompany referral arrangements among the Company, Cantor and their respective subsidiaries. These referral arrangements provide for profit-sharing and fee-sharing arrangements at various rates depending on the nature of a particular referral. The parties have further agreed that, so long as BGC or one of its subsidiaries maintains the BGC Investment in the Real Estate LP, the Real Estate LP and Cantor will seek certain government-sponsored and government-funded loan financing exclusively through Berkeley Point whenever possible. The Berkeley Point acquisition has been determined to be a combination of entities under common control that will result in a change in our reporting entity. Accordingly, our financial results will be retrospectively adjusted once the transaction is closed to include the financial results of Berkeley Point as if it had always been consolidated.

Spring11

On July 26, 2017 the Company acquired a controlling interest in Spring11 Holdings, L.P., a Delaware limited partnership (“S11 LP”) and Spring11 Advisory Services Limited, a private company limited by shares registered in England and Wales (“S11 UK” and, together with S11 LP and the other Spring11 entities, “Spring11”). Two subsidiaries of Cantor entered into an agreement to acquire 75% of the equity interests in Spring11 on May 15, 2017, and the Company assumed the obligation to purchase a controlling interest from Cantor at the same price.

Spring11 provides commercial real estate consulting and advisory services to a variety of commercial real estate clients, including lenders, investment banks, and investors. Spring11’s core competencies include: underwriting, modeling, structuring, due diligence and asset management.  Spring11 also offers clients cost-effective and flexible staffing solutions through both on-site and off-site teams. Spring11 has offices in the United States located in New York, Atlanta, Los Angeles and Texas, in London, United Kingdom and in Chennai, India.

Second Quarter 2017 Dividend

On July 25, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share for the second quarter of 2017, payable on August 28, 2017 to Class A and Class B common stockholders of record as of August 14, 2017.

Controlled Equity Offering

Since June 30, 2017, the Company has sold, pursuant to the November 2014 Sales Agreement, 0.5 million shares of Class A common stock related to redemptions and exchanges of limited partnership interests in BGC Holdings.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 31, 2017 and 2016. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage company servicing the financial and real estate markets through our Financial Services and Real Estate Services businesses. Through our financial service brands, including BGC, GFI®, Sunrise, Besso, and R.P. Martin, among others, our Financial Services business specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. Our Financial Services business also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our electronic brands including FENICS®, BGC TraderTM, FENICS Market Data, Capitalab® and Lucera®, we offer fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

Newmark Knight Frank (which may be referred to as “Newmark”, or “NKF”; formerly known as “Newmark Grubb Knight Frank or “NGKF”) is our leading commercial real estate services business.  NKF operates through brands including Newmark Knight Frank, Newmark Cornish & Carey, ARA, Computerized Facility Integration, NKF Valuation & Advisory, and Excess Space.  Under these names and others, Newmark provides a wide range of commercial real estate services, including leasing and corporate advisory, investment sales and financial services, consulting, project and development management, and property and facilities management.

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

We remain confident in our future growth prospects as we continue to increase the scale and depth of our Financial Services and Real Estate Services platforms and continue to seek market-driven opportunities to expand our business in numerous financial asset classes and other products and services. This was exemplified by our acquisition of GFI Group, Inc. (“GFI”). Beginning in the first quarter of 2015, BGC began consolidating the results of GFI, which continues to operate as a separately branded division of BGC. On January 12, 2016, we completed the merger with GFI by acquiring 100% of GFI’s outstanding shares (see “Acquisition of GFI Group, Inc.”). During 2016, we also completed the purchase of Sunrise Brokers Group (“Sunrise Brokers”) and several smaller companies. In the first quarter of 2017 we also acquired Besso Insurance Group Limited ("Besso"). By adding these and other leading companies to our platform, we have greatly broadened the scope and depth of services we can provide to our clients across our consolidated business. We have also continued to make key hires around the world and integrate our recent acquisitions onto our global platform. We expect these additions to increase our revenues and earnings per share going forward. These investments underscore BGC’s ongoing commitment to make accretive acquisitions and profitable hires.

BGC, BGC Trader, GFI, FENICS, FENICS. COM, Capitalab, Swaptioniser, ColleX, Newmark, Grubb & Ellis, ARA, Computerized Facility Integration, Landauer, Lucera, and Excess Space, Excess Space Retail Services, Inc., and Grubb are trademarks/service marks, and/or registered trademarks/service marks and/or service marks of BGC Partners, Inc. and/or its affiliates. Knight Frank is a service mark of Knight Frank (Nominees) Limited.

Berkeley Point Acquisition and Related Transactions

On July 18, 2017 the Company announced that it has agreed to acquire Berkeley Point Financial LLC and its subsidiary (“Berkeley Point”) from an affiliate of Cantor. Berkeley Point is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans, including those it originates. Berkeley Point was acquired by an affiliate of Cantor on April 10, 2014. The Company’s Board of Directors, upon the unanimous recommendation of a Special Committee consisting of all four independent directors, assisted by independent advisors, unanimously approved the acquisition of Berkeley Point and the related transactions. The total consideration for the acquisition of Berkeley Point is $875 million, subject to certain adjustments at closing. We believe that the addition of Berkeley Point will significantly increase the scale and scope of Newmark, our Real Estate Services business, as well as substantially improve upon its already strong financial performance.

Contemporaneously with the proposed acquisition of Berkeley Point, the Company will invest $100 million in cash for approximately 27% of the capital in a commercial real estate-related finance and investment business (“Real Estate LP”), along with Cantor (the "BGC Investment"). Cantor will control the Real Estate LP and will contribute approximately $267 million of cash and non-cash assets for approximately 73% of the Real Estate LP’s capital. The Real Estate LP will be structured as a limited partnership, is expected to collaborate with Cantor's significant existing commercial real estate finance business, and may conduct activities in any real estate-related business. Under the terms of the Real Estate LP, Cantor has agreed to bear initial net losses of the partnership, if any, up to an aggregate amount of approximately $37 million per year. The Company will be entitled to a cumulative annual preferred return of 5% of its capital account balance and a profit participation thereafter. We expect to fund the acquisition through a combination of a bond issuance, term loan, or other debt financing arrangements, as well as from existing financing sources and cash on hand. We intend to remain investment-grade following the completion of this transaction. After the transactions are completed, Berkeley Point and the BGC Investment will become part of Newmark Knight Frank, the Company’s Real Estate Services segment.

The obligations of the parties to complete these transactions are subject to customary closing conditions, including the receipt of certain consents or non-objections from certain government-sponsored enterprises and government agencies. The acquisition of Berkeley Point is expected to close during 2017. The transaction agreement includes customary representations, warranties and covenants, including covenants related to the operation of Berkeley Point by Cantor during the period prior to the closing and covenants related to intercompany referral arrangements among the Company, Cantor and their respective subsidiaries. These referral arrangements provide for profit-sharing and fee-sharing arrangements at various rates depending on the nature of a particular referral. The parties have further agreed that, so long as BGC or one of its subsidiaries maintains the BGC Investment in the Real Estate LP, the Real Estate LP and Cantor will seek certain government-sponsored and government-funded loan financing exclusively through Berkeley Point whenever possible. The Berkeley Point acquisition has been determined to be a combination of entities under common control that will result in a change in our reporting entity. Accordingly, our financial results will be retrospectively adjusted once the transaction is closed to include the financial results of Berkeley Point as if it had always been consolidated.

Confidential Submission of Draft Registration Statement for Proposed Initial Public Offering

On February 9, 2017, we announced that we had confidentially submitted a draft registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) relating to the proposed initial public offering of the Class A common stock of a newly formed subsidiary that will hold our Real Estate Services business, which operates as “Newmark Knight Frank” or “NKF.”

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

Lucera Acquisition

On November 4, 2016, we acquired from Cantor the 80% of the Lucera business (also known as “LFI Holdings, LLC” or “LFI”) not already owned by us. Lucera is a technology infrastructure provider tailored to the financial sector headquartered in New York. This transaction has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, our financial results have been retrospectively adjusted to include the financial results of Lucera as if Lucera had always been consolidated.

Acquisition of GFI Group, Inc.

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement, dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The back-end mergers, (the “Back-End Mergers”) pursuant to the tender offer agreement allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates now own 100% of the outstanding shares of GFI’s common stock. In total, approximately 23.5 million shares of BGC Class A common stock were issued and $111.2 million in cash will be paid with respect to the closing of the Back-End Mergers, inclusive of adjustments ($89.9 million has been paid as of June 30, 2017).

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

FENICS

As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, our higher margin fully electronic businesses, which generated $213.9 million of net revenues during the most recent trailing twelve-month period ended June 30, 2017, an increase of 1.8% from a year ago. These fully electronic revenues are more than double the annualized revenues of eSpeed, which generated $48.6 million in revenues for the six months ended June 30, 2013 and was sold in the second quarter of 2013 for $1.2 billion (based on the value of Nasdaq stock at the time the deal was announced). In addition, as part of the sale of eSpeed to Nasdaq, we expect to receive an earn out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of Nasdaq is equal to or greater than $25 million. Through June 30, 2017, we have received 3,968,988 shares of Nasdaq common stock in accordance with the agreement. The contingent future issuances of Nasdaq common stock are also subject to acceleration upon the occurrence of certain events.

For the purposes of this document and subsequent Securities and Exchange Commission (“SEC”) filings, all of our fully electronic businesses are referred to as “FENICS.” These offerings include Financial Services segment fully electronic brokerage products, as well as offerings in market data, software solutions, and post-trade services across both BGC and GFI. FENICS historical results do not include the results of eSpeed or those of Trayport, either before or after the completed sale to Intercontinental Exchange (“ICE”).

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

On June 23, 2016, the U.K. held a referendum regarding continued membership in the European Union (the “EU”). The exit from the EU is commonly referred to as the “Brexit.” The Brexit vote passed by 51.9% to 48.1%. The referendum was non-binding. However, the Prime Minister of the U.K. had previously announced that negotiations will commence under Article 50 of the Lisbon Treaty in March 2017. Negotiations have now started in earnest following the parliamentary elections held on June 8, 2017. These negotiations under Article 50 are to determine the future terms of the U.K.’s relationship with the EU, including the terms of trade, also known as “passporting rights” between the U.K. and the EU. The effects of the Brexit will depend on any agreements the U.K. makes to retain access to EU markets – including for financial services – either during a transitional period or more permanently.

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

Regulators in the U.S. have finalized most of the new rules across a range of financial marketplaces, including OTC derivatives, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Many of these rules became effective in prior years, while ongoing phase-ins are anticipated over coming years. We believe that the November 2016 election results in the U.S. make it possible that some of the Dodd-Frank rules may be modified or repealed, which could be a net positive for our Financial Services business and its largest customers. Along these lines, the U.S. Treasury, in a report released in June, called for streamlining of rules and easing regulatory burdens on banks. However, there can be no assurance that these rules will be amended, and we continue to expect the industry to be more heavily regulated than it was prior to the financial crisis of 2008/2009, and we are prepared to operate under a variety of regulatory regimes.

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

BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, began operating as Swap Execution Facilities (“SEFs”) on October 2, 2013. Both BGC Derivative Markets and GFI Swaps Exchange received permanent registration approval from the Commodity Future Trading Commission (the “CFTC”) as SEFs on January 22, 2016. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products were finalized with implementation periods in 2016 and beyond. We also own ELX, which became a dormant contract market on July 1, 2017.  ELX intends on taking the necessary steps to reinstate its trading permissions. As these rules require authorized execution facilities to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, and because these execution facilities may be supported by a variety of voice and auction-based execution methodologies, we expect our hybrid and fully electronic trading capability to perform strongly in such an environment.

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

Rates volumes in particular are influenced by market volumes and volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. The ECB and Bank of Japan are among a number of central banks that have recently set key interest rates to below zero, while many sovereign bonds continue to trade at negative yields. The U.K.’s referendum vote to exit the European Union drove historically low yields even lower in 2016 compared with the two prior years, as a subsequent flight to high quality and deeply liquid asset classes ensued. Although the election results in the U.S. resulted in yields rising above long-term lows during the fourth quarter of 2016 in many major markets, rates volumes were tempered for the full year 2016 industry-wide by this continuing period of exceptionally low interest rates. These historically low yields have driven many traditional investor classes to other investible asset classes in search of higher yields.

Also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail the central banks buying government securities or other securities in the open market — particularly longer-dated instruments — in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its quantitative easing program in the fourth quarter of 2014, the U.S. Federal Reserve still had approximately $3.6 trillion worth of long-dated U.S. Treasury and Federal Agency securities as of June 28, 2017, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Additionally, the U.S. Federal Reserve has continued to roll over its existing positions and has thus kept its balance sheet at elevated levels since the fourth quarter of 2014. However, the Fed published a plan to unwind its balance sheet at its meeting in June 2017 and minutes of the June meeting released in early July showed that central bank officials remain uncertain about the time frame of the plan. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past few years and have indicated that they may continue to do so until economic conditions allow for a tapering or an unwinding of their quantitative easing programs.  As of the filing of this document, no other major central banks have publicly disclosed plans to taper or unwind their programs, although the ECB has discussed dropping its pledge to boost its bond purchase program, if necessary.

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

During the three months ended June 30, 2017, industry volumes were generally slightly higher year-over-year for the equity-related products we broker, but generally mixed across fixed income, currencies, and commodities (“FICC”). Below is an expanded discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards, and the level of secondary trading and related hedging activity was generally up year-on-year for the first quarter of 2017. According to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was up 4% in the first quarter as compared with a year earlier.  U.S. Treasury volumes traded on BrokerTec were up 7% over the same timeframe.  Additionally, interest rate derivative volumes were up 15% at Eurex, up 19% for the CME Group Inc. (“CME”), and up 64% for ICE, all according to company press releases. In comparison, our overall rates revenues were $133.5 million, up approximately 10.6% as compared to a year earlier.

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

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (the “OECD”), which includes almost all of the advanced and developed economies of the world, reported that general government debt (defined as general government net financial liabilities) as a percentage of nominal GDP is estimated to be 70% for the entire OECD in 2018. This would represent a slight increase from 69% in 2016, but up considerably from the 39% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing will continue to negatively impact financial markets, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the current low interest rate environment and continued accommodative monetary policy of many major central banks.

Foreign Exchange Volumes and Volatility

Global FX volumes were generally mixed during the second quarter of 2017 year-over-year, as the period was impacted in part by decreased market volatility due to increased uncertainty around global macro events, including ongoing Brexit negotiations. Thus, overall FX volumes at Thomson Reuters was down 1% during the quarter, overall FX volumes were down 3% for EBS, while FX futures at CME were up 3%, all when compared with the prior year period. In comparison, our overall FX revenues increased by 3.7% to $79.7 million.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. The global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the second quarter, primary dealer average daily volume for corporate bonds was up by 12% according to Bloomberg and the Federal Reserve Bank of New York. Also during the quarter the notional amount of credit derivatives traded and the number of credit derivatives transactions were down by 1% and 13%, respectively, from a year earlier as reported by the International Swaps and Derivatives Association. In comparison, our overall credit revenues were down by 8.5% to $70.7 million.

Energy and Commodities

Energy and commodities volumes were generally down during the second quarter of 2017 compared with a year earlier. For example, according to the Futures Industry Association, the number of global futures contracts in agriculture, energy, non-precious metals, and metals declined by 45%, 2%, 16%, and 19%, respectively, year-over-year in the second quarter of 2017. For the same timeframe and same products, global listed options contracts were down 20%, up 29%, down 8%, and up 4%, respectively. In comparison, BGC’s energy and commodities revenues were down 15.4% to $48.5 million.

Equities, Insurance, and Other Asset Classes

Global equity volumes were generally mixed during the second quarter of 2017 compared with a year earlier. According to Credit Suisse Research, the average daily volumes of U.S. and European shares were down 5% (measured in number of shares) and up 3% (in notional terms), respectively year-on-year. Additionally, U.S. and European equity derivatives average daily volumes were up

3% over the same timeframe. Our overall revenues from equities, insurance, and other asset classes increased by 87.1% to $85.3 million, due to the additions of Sunrise Brokers and Besso.

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

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers that dominate the OTC markets had, until recent years, generally been hesitant in adopting electronically traded products. However, the banks, broker-dealers, and professional trading firms are now much more active in hybrid and fully electronically traded markets across various OTC products, including credit derivative indices, FX options, non-U.S. sovereign bonds, corporate bonds, and interest rate derivatives. These electronic markets have grown as percentage of overall industry volumes for the past few years as firms like BGC have invested in the kinds of technology favored by our customers. Recently enacted and pending regulation in Asia, Europe and the U.S. regarding banking, capital markets, and OTC derivatives has accelerated the adoption of fully electronic trading, and we expect to benefit from the rules and regulations surrounding OTC derivatives. Our understanding is that the rules that have been adopted or are being finalized will continue to allow for trading through a variety of means, including voice, and we believe the net impact of these rules and additional bank capital requirements will encourage the growth of fully electronic trading for a number of products we broker. We also believe that new clients, beyond our large bank customer base, will primarily transact electronically across our FENICS platform.

The combination of more market acceptance of hybrid and fully electronic trading and our competitive advantage in terms of technology and experience has contributed to our strong gains in electronically traded products. We continue to invest in hybrid and fully electronic technology broadly across our financial services product categories. FENICS has exhibited strong growth over the past several years, and we believe that this growth has outpaced the financial technology and wholesale brokerage industry as a whole. We expect this trend to continue as we convert more of our voice and hybrid brokerage into fully electronic brokerage across our FENICS platform.

FENICS net revenues increased by 4.7% to $57.8 million for the three months ended June 30, 2017, as compared with $55.2 million for the three months ended June 30, 2016. The increase in overall FENICS net revenues for the period was primarily driven by strong growth from fully electronic rates. We offer electronically traded products on a significant portion of our Financial Services segment’s hundreds of brokerage desks. The revenues, profits, and long-term growth of these products have been significantly higher than those of eSpeed, which we sold in the second quarter of 2013 for over $1.2 billion. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of FENICS to further improve this segment’s profitability and market share.

Real Estate Services:

Our discussion of financial results for “Newmark Knight Frank,” “NKF,” or “Real Estate Services” reflects only those businesses owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the NKF name in their branding or marketing.

Our Real Estate Services segment continued to show solid growth and generated approximately 40% of our consolidated revenues for the three months ended June 30, 2017. Real Estate brokerage revenues were $242.7 million, up 17.1% year-over-year, which included revenue growth of 18.5% and 16.2% from real estate capital markets and leasing and other services, respectively. The growth across our brokerage offerings was driven primarily by strong double-digit organic growth. Our Real Estate management services were up by 13.3%, and overall NKF revenues improved by 16.4%. Real Capital Analytics (“RCA”) estimates that overall U.S. sales volumes declined by 9.7% year-on-year in the three months ended June 30, 2017. We continue to believe that NKF gained market share across its entire suite of real estate services during the quarter.

We continued to invest in the Real Estate Services segment by adding dozens of high profile and talented brokers and other revenue-generating professionals. Historically, newly hired commercial real estate brokers tend to achieve dramatically higher productivity in their second and third years with the Company, although we incur related expenses immediately. As our newly-hired brokers increase their production, we expect NKF’s revenue and earnings growth to improve, thus demonstrating our operating leverage.

Over time, we expect the overall profitability of our Real Estate Services business to increase as we develop its size and scale. However, the pre-tax margins in the segment are also impacted by the mix of revenues generated by NKF. For example, real estate capital markets, which includes sales, commercial mortgage broking, and other real estate-related financial services, generally has larger transactions that occur with less frequency and more seasonality when compared with leasing advisory. However, real estate capital markets tend to have significantly higher pre-tax margins than NKF as a whole. Leasing advisory revenues are generally more predictable than revenues from real estate capital markets, while pre-tax earnings margins tend to be more similar to those of the segment as a whole. Property and facilities management, which together are called “real estate management services,” generally have the most predictable and steady revenues, but with pre-tax earnings margins below those for NKF as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period of time, which provides us with stable and foreseeable sources of revenues.

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

Transaction Services

For the three months ended June 30, 2017, we completed 3,998 real estate transactions in the U.S. with total deal consideration in excess of $18.5 billion. For the six months ended June 30, 2017, we completed 7,748 real estate transactions in the U.S. with total deal consideration in excess of $32.6 billion.

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

Agency Leasing. We execute marketing and leasing programs on behalf of investors, developers, governments, property companies and other owners of real estate to secure tenants and negotiate leases. Revenue is typically recognized when a lease is signed and/or a tenant occupies the space and is calculated as a percentage of the total revenue that the landlord is expected to derive from the lease over its term. In certain markets revenue is determined on a per square foot basis. As of June 30, 2017, we represent buildings that total 375 million square feet on behalf of owners in the U.S.

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

Global Corporate Services

GCS seeks to make businesses more profitable by optimizing real estate, technology and human capital. Through the use of superior technology and dedicated expert consultants, we seek to be the dominant value creator for clients worldwide, fundamentally transforming our industry and raising expectations of what is possible beyond real estate. We provide measurable and sustainable performance improvement for business operations worldwide and connect our clients’ strategy, real estate, human capital and technology under a single point of responsibility. Our full service offerings include global enterprise optimization, asset strategy, transaction management, information management, workplace strategy, technology and operational excellence. GCS represents large, often multi-national, clients. GCS provides comprehensive, beginning-to-end corporate services solutions for clients. We thoroughly assess clients’ business objectives and long-term goals and implement real estate and operational strategies designed to reduce costs and increase flexibility and profitability for clients regarding their real estate needs. We utilize a variety of proprietary advanced technology tools to facilitate the provision of transaction and management services to our clients. For example, our proprietary NKF VISION tool provides data integration, analysis and reporting, as well as the capability to analyze potential “what if” scenarios to support client decision-making. Our NKF VISION tool combines the best analytical tools available and allows the client to realize a highly accelerated implementation timeline at a reduced cost. Our proprietary NKF Analytics solution integrates data from client human resources and enterprise resource planning systems, government taxes, laws, regulations, internet sources and our internal databases to support our professionals in providing information analysis and insight to clients in managing their portfolios. We provide real estate strategic consulting and systems integration services to CFI’s global clients including many Fortune 500 and Forbes Global 2000 companies, owner-occupiers, government agencies, healthcare and higher education clients. We also provide enterprise asset management information consulting and technology solutions which can yield hundreds of millions of dollars in cost-savings for its client base on an annual basis. The relationships developed through the software implementation at corporate clients lead to many opportunities for us to deliver additional services. We also provide consulting services through our GCS business. These services include operations consulting related to financial integration, portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, merger and acquisition integration and industrial consulting. Fees for these services are on a negotiated basis and are often part of a multi-year services agreement. Fees may be contingent on meeting certain financial or savings objectives with incentives for exceeding agreed upon targets.

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

As of June 30, 2017, we have agreements to manage nearly 130 million square feet on behalf of owners.

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

Economic Growth in the U.S.

The U.S. economy is expected to expand by a seasonally adjusted annualized rate of 3.0% during the second quarter of 2017, according to a recent Bloomberg survey of economists. This growth compares with an increase of 1.4% during the second quarter of 2016. The consensus is for U.S. GDP to expand by 2.2% and 2.3% in 2017 and 2018, respectively, according to the same Bloomberg survey. This moderate pace of growth should help keep interest rates and inflation low by historical standards. The Federal Reserve expects inflation to remain stable at around the Fed’s desired target of 2.0% over through the end of 2018.  Moderate economic growth combined with low and steady inflation gives the Fed room to raise the short-term federal funds rate from the low levels of the post-recession years. Officials raised rates by a quarter point in June for the second time this year and have indicated one more increase this year, followed by three increases in 2018. Officials expect rates to settle at the equilibrium level of 2.9% by the end of 2019, a level below prior business cycles and below the Fed’s projections from just a few years ago.

Despite sluggish GDP growth, employers added a monthly average of 193,700 new jobs in the second quarter, according to the Bureau of Labor Statistics report on par with last year’s monthly average of 186,700 and above the 80,000 jobs necessary to absorb new graduates and other first-time entrants to the labor force. During the quarter, office-using jobs (for example, finance, information, and professional and business services) increased by a monthly average of 18,000. Over the past 12 months, the number of office jobs rose by 2.4%, above the overall employment growth rate of 1.6%. The solid level of hiring has helped absorb some of the long-term unemployed sidelined by the recession – called “slack” by economists. The U-6 rate, which includes labor market slack not picked up in the unemployment rate, was 8.6% in June, close to its lowest level since the recession began in December 2007.

The 10-year Treasury yield ended the second quarter at 2.31%, up 82 basis points from the year-earlier figure of 1.49%. However, 10-year Treasury yields have remained well below their historical average of approximately 6.50%, in large part due to market expectations that the Federal Open Market Committee (“FOMC”) will only moderately raise the federal funds rate over the next few years. Interest rates are also low due to even lower or negative benchmark government interest rates in much of the rest of developed world, which makes U.S. government bonds relatively more attractive.

The combination of moderate economic growth and low interest rates prevailing since the recession has been a powerful stimulus for commercial real estate, delivering steady absorption of space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Construction activity has been slow to ramp up, with the exception of apartments, and has generally remained in line with demand despite temporary overbuilding in isolated locations. Vacancy rates are at or near their cyclical lows, but are trending in different directions. Apartment vacancies are edging higher due to elevated deliveries of new product in some areas; office vacancies are broadly level; industrial vacancies continue to move lower thanks to voracious demand for e-commerce facilities; and retail vacancies are trending lower due to very low construction levels, even as retailers struggle with the migration of sales online. Asking rental rates posted moderate gains across most property types during the second quarter, fueled by sustained demand for space, tight vacancies and the delivery of new product with top-of-market asking rents.

The following key trends drove the commercial real estate market during the second quarter of 2017:

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

•

Oil prices fell over the course of the first half of 2017, with a barrel of WTI crude ending the second quarter at $46.02, down from $53.72 at year-end 2016. The rebound in shale oil production and increasing efficiencies by producers have restrained prices despite rising demand in the U.S. and globally. Houston and other energy-focused office markets continued to deal with excess vacancies and generous lease concessions.

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

Market Statistics

The U.S. commercial property market continues to display strength, despite slowing growth of commercial property prices, as per CoStar. U.S. commercial real estate activity and prices were impacted during the year primarily related to tightening credit conditions, particularly in CMBS, as well as changing capitalization rates. However, spreads of U.S. commercial real estate capitalization rates over 10-year U.S. Treasuries were 369 basis points on average during the second quarter of 2017, well above the pre-recession low of 165 basis points and slightly above the trailing 10-year average spread of 364 basis points. If the U.S. economy continues to expand at the moderate pace envisioned by many economists, we would expect this to fuel the continued demand for commercial real estate. The spread between local 10-year benchmark government bonds and U.S. cap rates was even wider with respect to major countries including Japan, Canada, Germany, the U.K. and France during the quarter. This should continue to make U.S. commercial real estate a relatively attractive investment for non-U.S. investors.

According to CoStar’s Value-Weighted U.S. Composite Index as of May, average prices were up by 4.8% year-over-year for the six months ended June 30, 2017, while equal-weighted prices were up by 16.7%. During the quarter, the dollar volume of significant property sales declined by approximately 10.9% from the year ago period based on data from NKF Research and RCA. In comparison, our real estate capital markets revenue increased by 18.5% year-over-year, primarily due to organic growth. Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. According to NKF Research, the combined average vacancy rate for office, industrial, and retail properties ended the second quarter of 2017 at 7.8%, an improvement versus 7.9% a year earlier, marking 29 consecutive quarters of improving average vacancy rates. Rents for all property types in the U.S. continued to improve modestly. However, NKF Research estimates that overall U.S. leasing activity during the year was flat to down slightly from the year ago period, likely a result of sluggishness and consolidations in certain industries such as finance, technology, energy and retail. In comparison, revenues from our leasing and other services business grew by 16.2% to $144.7 million.

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

As of June 30, 2017, our front-office headcount was up 5% year-over-year at 3,984 brokers, salespeople, managers and other front-office personnel. For the quarter ended June 30, 2017, average revenue generated per front-office employee increased by 8% from a year ago to approximately $169 thousand. By segment, front office headcount increased by approximately 6% for the second quarter of 2017 compared with a year earlier in Financial Services, while revenue per front office employee increased by 4%. For Real Estate Services, front office headcount increased by approximately 2% for the second quarter of 2017 compared with a year earlier, while revenue per front office employee increased by 15%. Our average revenue per front-office employee has historically grown more slowly, or declined, year-over-year for periods following significant headcount increases. The additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company.

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

On December 15, 2016, we completed the acquisition of the businesses of Sunrise Brokers, an independent financial brokerage specializing in worldwide equity derivatives. Based in London, and with offices in New York and Hong Kong, Sunrise Brokers was voted overall “Number One Equity Products Broker of the Year” by Risk Magazine for the past nine years, and the top broker in “Equity Exotic Derivatives” for 13 years running. Sunrise Brokers has approximately 135 brokers, generated approximately $90 million in revenues in 2015, and has grown its revenues and profits for each of the previous three years.

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

FINANCIAL HIGHLIGHTS

For the three months ended June 30, 2017, we had income from operations before income taxes of $45.5 million compared to income from operations before income taxes of $29.2 million in the year earlier period. Total revenues for the three months ended June 30, 2017 increased approximately $84.0 million to $737.8 million led by double digit organic growth from Newmark and by our Rates business. Our 12.8% year-on-year top line improvement was also driven by solid fully electronic brokerage revenue growth from our FENICS platform. Brokerage revenues from equities, insurance, and other asset classes improved by 87.1% year-on-year in the quarter due to the additions of Sunrise and Besso, both of which are performing well. Total expenses increased approximately $63.3 million to $698.7 million, due to a $33.8 million increase in compensation expenses, a $20.2 million increase in non-compensation expenses, and a $9.3 million increase in allocations of net income and grant of exchangeability to limited partnership units and founding/working partner units (“FPUs”). We expect our revenues and earnings to grow over time as we continue to invest our $569.7 million of liquidity and continue to reap the benefits from our recent acquisitions and front-office hires. As we continue to invest in the Company, we expect our revenues and earnings to strongly outperform our competitors over time.

Our Real Estate Services overall revenues increased by approximately 16.4% in the second quarter of 2017 compared to a year earlier. Our real estate capital markets revenues increased by 18.5% year-on-year, leasing and other services improved by 16.2%, and management services were up by 13.3%. This strong organic growth continued to outpace the industry. As we recently announced we agreed to acquire Berkeley Point, a leading commercial real estate finance company. We believe that the addition of Berkeley Point will significantly increase the scale and scope of our Real Estate Services business, and that the combination of mortgage broking, multifamily investment sales, and agency multifamily lending will over time generate substantial revenue synergies.

We believe that BGC’s assets and businesses are worth considerably more than what is reflected in our current share price. Based on recent equity multiples, we think that the market is undervaluing both Newmark and FENICS. We also believe that our stock price does not accurately reflect the more than $794 million of additional Nasdaq shares (based on the July 25, 2017 closing price) we anticipate receiving over time, which are not reflected on our balance sheet. We also expect our earnings to continue to grow as we continue to add revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$580,033	78.6%	$498,588	76.3%	$1,127,159	78.0%	$973,675	75.2%
Principal transactions	80,360	10.9	86,448	13.2	166,103	11.5	178,887	13.8
Total brokerage revenues	660,393	89.5	585,036	89.5	1,293,262	89.5	1,152,562	89.0
Real estate management services	51,589	7.0	45,529	7.0	102,219	7.1	91,587	7.1
Fees from related parties	5,576	0.8	4,865	0.7	12,141	0.8	11,935	0.9
Data, software and post-trade	13,322	1.8	14,160	2.2	26,409	1.8	28,094	2.2
Interest income	6,001	0.8	3,778	0.6	9,304	0.6	6,162	0.5
Other revenues	876	0.1	402	—	1,852	0.2	4,084	0.3
Total revenues	737,757	100.0	653,770	100.0	1,445,187	100.0	1,294,424	100.0
Expenses:
Compensation and employee benefits	454,099	61.6	420,264	64.3	891,590	61.7	830,539	64.2
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	50,237	6.8	40,975	6.3	113,430	7.8	73,899	5.7
Total compensation and employee benefits	504,336	68.4	461,239	70.6	1,005,020	69.5	904,438	69.9
Occupancy and equipment	49,296	6.7	50,963	7.8	99,159	6.9	102,658	7.9
Fees to related parties	5,404	0.7	3,642	0.6	11,781	0.8	9,967	0.8
Professional and consulting fees	20,736	2.8	14,336	2.2	40,316	2.8	30,054	2.3
Communications	31,915	4.3	31,281	4.8	63,609	4.4	62,579	4.8
Selling and promotion	29,389	4.0	25,546	3.9	52,774	3.7	51,204	4.0
Commissions and floor brokerage	10,203	1.4	10,097	1.5	20,373	1.4	19,140	1.5
Interest expense	16,676	2.3	14,624	2.2	31,497	2.2	28,082	2.2
Other expenses	30,759	4.1	23,713	3.6	58,747	4.0	46,554	3.5
Total expenses	698,714	94.7	635,441	97.2	1,383,276	95.7	1,254,676	96.9
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	—	—	557	—	—	—
Gains (losses) on equity method investments	1,602	0.2	863	0.1	1,839	0.1	1,751	0.1
Other income (loss)	4,855	0.7	10,012	1.6	9,944	0.7	7,095	0.6
Total other income (losses), net	6,457	0.9	10,875	1.7	12,340	0.8	8,846	0.7
Income (loss) from operations before income taxes	45,500	6.2	29,204	4.5	74,251	5.1	48,594	3.8
Provision (benefit) for income taxes	16,547	2.2	10,548	1.6	23,206	1.6	15,388	1.2
Consolidated net income (loss)	28,953	4.0	18,656	2.9	51,045	3.5	33,206	2.6
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	7,185	1.0	4,189	0.7	11,062	0.7	6,234	0.5
Net income (loss) available to common stockholders	$21,768	3.0%	$14,467	2.2%	$39,983	2.8%	$26,972	2.1%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

Brokerage Revenues

Total brokerage revenues increased by $75.4 million, or 12.9%, to $660.4 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Commission revenues increased by $81.4 million, or 16.3%, to $580.0 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Principal transactions revenues decreased by $6.1 million, or 7.0%, to $80.4 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

The increase in brokerage revenues was primarily driven by increases in revenues from Equities, insurance, and other asset classes (following the acquisitions of Sunrise Brokers and Besso), leasing and other services, real estate capital markets brokerage, and growth in our rates and foreign exchange businesses, partially offset by lower revenues in energy & commodities and credit related products.

Our rates revenues increased by $12.8 million, or 10.6%, to $133.5 million for the three months ended June 30, 2017. The increase in rates revenues was primarily due to strong improvement in our fully electronic rates business.

Our credit revenues decreased by $6.6 million, or 8.5%, to $70.7 million for the three months ended June 30, 2017. This decrease was primarily driven by lower volumes and a decrease in fully electronic credit brokerage.

Our FX revenues increased by $2.8 million, or 3.7%, to $79.7 million for the three months ended June 30, 2017. This increase was primarily driven by improved global volumes.

Our brokerage revenues from energy and commodities decreased by $8.8 million, or 15.4%, to $48.5 million for the three months ended June 30, 2017. This decrease was primarily driven by lower global volumes.

Our brokerage revenues from equities, insurance, and other asset classes increased by $39.7 million, or 87.1%, to $85.3 million for the three months ended June 30, 2017. This increase was primarily driven by our acquisitions of Sunrise Brokers in December 2016 and Besso in February 2017.

Leasing and other services revenues increased by $20.1 million, or 16.2%, to $144.7 million for the three months ended June 30, 2017 as compared to the prior year period, primarily due to organic growth.

Real estate capital markets revenues increased by $15.3 million, or 18.5%, to $98.0 million for the three months ended June 30, 2017 as compared to the prior year period. Growth across leasing and real estate capital markets was primarily due to organic growth as recent investments began to pay off.

Real Estate Management Services

Real estate management services revenue increased by $6.1 million, or 13.3%, to $51.6 million for the three months ended June 30, 2017 primarily due to organic growth.

Fees from Related Parties

Fees from related parties increased by $0.7 million, or 14.6%, to $5.6 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Data, Software and Post-Trade

Data, software and post-trade revenues decreased by $0.8 million, or 5.9%, to $13.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Interest Income

Interest income increased by $2.2 million, or 58.8%, to $6.0 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase was primarily due to interest income on the $150.0 million Credit Facility loan with an affiliate of Cantor.

Other Revenues

Other revenues increased by $0.5 million, or 117.9%, to $0.9 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $33.8 million, or 8.1%, to $454.1 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The main driver of this increase was the increased level of brokerage revenues particularly related to the acquisitions of Sunrise Brokers Group and Besso Insurance Group Limited and our Real Estate Services business.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $9.3 million, or 22.6%, to $50.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase was primarily driven by an increase in charges related to grants of exchangeability to limited partnership units during the three months ended June 30, 2017.

Occupancy and Equipment

Occupancy and equipment expense decreased by $1.7 million, or 3.3%, to $49.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This decrease was primarily driven by lower fixed asset impairment charges.

Fees to Related Parties

Fees to related parties increased by $1.8 million, or 48.4%, to $5.4 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $6.4 million, or 44.6%, to $20.7 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase was primarily driven by increased legal and consulting fees.

Communications

Communications expense increased by $0.6 million, or 2.0%, to $31.9 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. As a percentage of total revenues, communications slightly decreased from the prior year period.

Selling and Promotion

Selling and promotion expense increased by $3.8 million, or 15.0%, to $29.4 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $0.1 million, or 1.0%, to $10.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Commissions and floor brokerage tends to move in line with Financial Services brokerage revenues (excluding Insurance related revenue).

Interest Expense

Interest expense increased by $2.1 million, or 14.0%, to $16.7 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase was primarily driven by the interest expense on the 5.125% Senior Notes issued on May 27, 2016, and the interest expense on the $150.0 million credit facility.

Other Expenses

Other expenses increased by $7.0 million, or 29.7%, to $30.8 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily related to costs associated with acquisitions, amortization expense on acquired intangibles, and other tax expenses.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

For the three months ended June 30, 2017 and 2016, we had no gains or losses from divestitures or sales of investments.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $0.7 million, or 85.6%, to a gain of $1.6 million, for the three months ended June 30, 2017 as compared to a gain of $0.9 million for the three months ended June 30, 2016. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $5.2 million, or 51.5%, to $4.9 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The $5.2 million decrease was primarily due to the mark-to-market on our marketable securities.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased by $6.0 million, or 56.9%, to $16.5 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase was primarily driven by an increase in pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $3.0 million, or 71.5%, to $7.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase was primarily driven by an overall increase in earnings.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

Brokerage Revenues

Total brokerage revenues increased by $140.7 million, or 12.2%, to $1,293.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Commission revenues increased by $153.5 million, or 15.8%, to $1,127.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Principal transactions revenues decreased by $12.8 million, or 7.1%, to $166.1 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

The increase in brokerage revenues was primarily driven by increases in revenues from Equities, insurance, and other asset classes (due to the acquisitions of Sunrise Brokers and Besso), leasing and other services, real estate capital markets brokerage, and growth in our rates business, partially offset by lower revenues in energy & commodities and credit related products.

Our rates revenues increased by $28.9 million, or 12.0%, to $269.2 million for the six months ended June 30, 2017. The increase in rates revenues was primarily due to strong improvement in our fully electronic rates business.

Our credit revenues decreased by $9.6 million, or 5.9%, to $152.6 million for the six months ended June 30, 2017. This decrease was primarily driven by lower volumes and a decrease in fully electronic credit brokerage.

Our FX revenues increased by $0.4 million, or 0.3%, to $159.7 million for the six months ended June 30, 2017.

Our brokerage revenues from energy and commodities decreased by $20.1 million, or 16.5%, to $101.6 million for the six months ended June 30, 2017. This decrease was primarily driven by lower global volumes.

Our brokerage revenues from equities, insurance, and other asset classes increased by $67.1 million, or 71.4%, to $161.0 million for the six months ended June 30, 2017. This increase was primarily driven by our acquisitions of Sunrise Brokers in December 2016 and Besso in February 2017.

Leasing and other services revenues increased by $42.1 million, or 18.3%, to $272.3 million for the six months ended June 30, 2017 as compared to the prior year period, primarily due to organic growth.

Real estate capital markets revenues increased by $32.0 million, or 22.1%, to $176.8 million for the six months ended June 30, 2017 as compared to the prior year period. Growth across leasing and real estate capital markets was primarily due to organic growth and increased front office broker productivity as recent investments began to pay off.

Real Estate Management Services

Real estate management services revenue increased by $10.6 million, or 11.6%, to $102.2 million for the six months ended June 30, 2017 primarily due to organic growth.

Fees from Related Parties

Fees from related parties increased by $0.2 million, or 1.7%, to $12.1 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Data, Software and Post-Trade

Data, software and post-trade revenues decreased by $1.7 million, or 6.0%, to $26.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Interest Income

Interest income increased by $3.1 million, or 51.0%, to $9.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was primarily due to interest income on the $150.0 million Credit Facility loan with an affiliate of Cantor, dividends received, and interest income on deposits.

Other Revenues

Other revenues decreased by $2.2 million, or 54.7%, to $1.9 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease was primarily due to insurance recoveries related to Hurricane Sandy recorded in the six months ended June 30, 2016.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $61.1 million, or 7.4%, to $891.6 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The main driver was the compensation expense related to the increased level of brokerage revenues particularly related to the acquisitions of Sunrise Brokers Group and Besso Insurance Group Limited and our Real Estate Services business.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $39.5 million, or 53.5%, to $113.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was primarily driven by an increase in charges related to grants of exchangeability to limited partnership units during the six months ended June 30, 2017.

Occupancy and Equipment

Occupancy and equipment expense decreased by $3.5 million, or 3.4%, to $99.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This decrease was primarily driven by lower fixed asset impairment charges.

Fees to Related Parties

Fees to related parties increased by $1.8 million, or 18.2%, to $11.8 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $10.3 million, or 34.1%, to $40.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was primarily driven by increased legal fees.

Communications

Communications expense increased by $1.0 million, or 1.6%, to $63.6 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. As a percentage of total revenues, communications remained relatively unchanged across the two periods.

Selling and Promotion

Selling and promotion expense increased by $1.6 million, or 3.1%, to $52.8 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $1.2 million, or 6.4%, to $20.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Commissions and floor brokerage tends to move in line with Financial Services brokerage revenues (excluding Insurance related revenue).

Interest Expense

Interest expense increased by $3.4 million, or 12.2%, to $31.5 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase was primarily driven by the interest expense on the 5.125% Senior Notes issued on May 27, 2016, and the interest expense on the $150.0 million credit facility, partially offset by a decrease in interest expense due to the maturity of 4.50% Convertible Senior Notes.

Other Expenses

Other expenses increased by $12.2 million, or 26.2%, to $58.7 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily related to costs associated with acquisitions, amortization expense on acquired intangibles, and other tax expenses.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had a gain on divestiture of $0.6 million in the six months ended June 30, 2017, as a result of the sale of investments. For the six months ended June 30, 2016, we had no gains or losses from divestitures or sales of investments.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $0.1 million, or 5.0%, to a gain of $1.8 million, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) increased by $2.8 million, or 40.2%, to $9.9 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The $2.8 million year-over-year increase was primarily due to the mark-to-market on our marketable securities and other recoveries.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased by $7.8 million, or 50.8%, to $23.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was primarily driven by an increase in pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $4.8 million, or 77.4%, to $11.1 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was primarily driven by an increase in earnings.

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

Three months ended June 30, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$432,317	$295,317	$10,123	$737,757
Total expenses	351,579	261,512	85,623	698,714
Total other income (losses), net	4,069	—	2,388	6,457
Income (loss) from operations before income taxes	$84,807	$33,805	$(73,112)	$45,500

Three months ended June 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$392,740	$253,762	$7,268	$653,770
Total expenses	340,758	229,032	65,651	635,441
Total other income (losses), net	(1,326)	—	12,201	10,875
Income (loss) from operations before income taxes	$50,656	$24,730	$(46,182)	$29,204

Segment Results for the Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

•

Revenues for Financial Services increased approximately $39.6 million, or 10.1%, to $432.3 million for the three months ended June 30, 2017 from $392.7 million for the three months ended June 30, 2016. BGC’s Financial Services revenues improved primarily due to the acquisitions of Sunrise Brokers and Besso. In addition, the segment’s revenues improved due to strong double-digit percentage growth from its fully electronic rates business.  These improvements were partially offset by generally lower industry-wide activity across  credit-related products, as well as for certain energy and commodities markets. In addition, second quarter 2017 segment revenues would have been approximately $5 million higher, but for the strengthening of the U.S. dollar relative to other major currencies.

•

Revenues for Real Estate Services increased approximately $41.6 million, or 16.4%, to $295.3 million for the three months ended June 30, 2017 from $253.8 million for the three ended June 30, 2016. Real Estate Services’ revenues and profitability grew during the quarter within leasing and capital markets mostly due to front office employees increasing their productivity.

Expenses

•

Total expenses for Financial Services increased approximately $10.8 million, or 3.2%, to $351.6 million for the three months ended June 30, 2017 from $340.8 million for the three months ended June 30, 2016. The increase in expenses for our Financial Services segment was primarily due to acquisitions and increased broker commissions due to higher revenues, partially offset by continued merger-related cost savings.

•

Total expenses for Real Estate Services increased approximately $32.5 million, or 14.2%, to $261.5 million for the three months ended June 30, 2017 from $229.0 million for the three months ended June 30, 2016. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher brokerage revenues as well as expenses related to new hires.

•

Total expenses for the Corporate Items category increased approximately $20.0 million, or 30.4%, to $85.6 million for the three months ended June 30, 2017 from $65.7 million for the three months ended June 30, 2016. This was primarily due to higher exchangeability charges and allocations of net income to limited partnership interests in the three months ended June 30, 2017.

Other income (losses), net

•

Other income (losses), net, for Financial Services increased approximately $5.4 million, or 406.9%, to a gain of $4.1 million for the three months ended June 30, 2017 from a loss of $1.3 million for the three months ended June 30, 2016. The increase in other income (losses), net, for our Financial Services segment was primarily due to the mark-to-market movements and/or hedging on the Marketable securities.

•

Other income (losses), net, for the Corporate Items category decreased approximately $9.8 million, or 80.4%, to a gain of $2.4 million for the three months ended June 30, 2017 from a gain of $12.2 million for the three months ended June 30, 2016. The decrease in other income (losses), net for the Corporate Items category was primarily due to the recognition of realized and unrealized gains in marketable securities during the three months ended June 30, 2016.

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services increased approximately $34.2 million, or 67.4%, to $84.8 million for the three months ended June 30, 2017 from $50.7 million for the three months ended June 30, 2016. The increase in income (loss) from operations before income taxes is primarily due to higher revenues from continued improvement in broker productivity, which included strong improvements from fully electronic rates, equities, insurance, and other asset classes, as well as cost synergies with respect to various acquisitions.

•

Income (loss) from operations before income taxes for Real Estate Services increased $9.1 million, or 36.7%, to $33.8 million for the three months ended June 30, 2017 from $24.7 million for the three months ended June 30, 2016, largely due to improved productivity driven by organic growth delivered by front office hires over the last two years.

Six months ended June 30, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$873,495	$553,274	$18,418	$1,445,187
Total expenses	705,485	498,095	179,696	1,383,276
Total other income (losses), net	8,717	—	3,623	12,340
Income (loss) from operations before income taxes	$176,727	$55,179	$(157,655)	$74,251

Six months ended June 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$810,347	$468,242	$15,835	$1,294,424
Total expenses	685,872	427,606	141,198	1,254,676
Total other income (losses), net	9,646	—	(800)	8,846
Income (loss) from operations before income taxes	$134,121	$40,636	$(126,163)	$48,594

Segment Results for the Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

•

Revenues for Financial Services increased approximately $63.1 million, or 7.8%, to $873.5 million for the six months ended June 30, 2017 from $810.3 million for the six months ended June 30, 2016. BGC’s Financial Services revenues improved primarily due to the acquisitions of Sunrise Brokers and Besso.  In addition, the segment’s revenues improved due to strong double-digit percentage growth from its fully electronic rates business.  These improvements were partially offset by generally lower industry-wide activity across credit-related products, as well as for certain energy and commodities markets.

•

Revenues for Real Estate Services increased approximately $85.0 million, or 18.2%, to $553.3 million for the six months ended June 30, 2017 from $468.2 million for the six ended June 30, 2016. Real Estate Services’ revenues and profitability grew during the six months ended June 30, 2017 mostly due to front office employees increasing their productivity.

Expenses

•

Total expenses for Financial Services increased approximately $19.6 million, or 2.9%, to $705.5 million for the six months ended June 30, 2017 from $685.9 million for the six months ended June 30, 2016. The increase in expenses for our Financial Services segment was primarily due to acquisitions and increased broker commissions due to higher revenues, partially offset by continued merger-related cost savings.

•

Total expenses for Real Estate Services increased approximately $70.5 million, or 16.5%, to $498.1 million for the six months ended June 30, 2017 from $427.6 million for the six months ended June 30, 2016. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher brokerage revenues as well as expenses related to new hires.

•

Total expenses for the Corporate Items category increased approximately $38.5 million, or 27.3%, to $179.7 million for the six months ended June 30, 2017 from $141.2 million for the six months ended June 30, 2016. This was primarily due to higher exchangeability charges and allocations of net income to limited partnership interests in the six months ended June 30, 2017.

Other income (losses), net

•

Other income (losses), net, for Financial Services decreased approximately $0.9 million, or 9.6%, to a gain of $8.7 million for the six months ended June 30, 2017 from a gain of $9.6 million for the six months ended June 30, 2016. The decrease in other income (losses), net, for our Financial Services segment was primarily due to the mark-to-market movements and/or hedging on the Marketable securities.

•

Other income (losses), net, for the Corporate Items category increased approximately $4.4 million, or 552.9%, to a gain of $3.6 million for the six months ended June 30, 2017 from a loss of $0.8 million for the six months ended June 30, 2016. The increase in other income (losses), net for the Corporate Items category was primarily due to the recognition of realized and unrealized losses in marketable securities during the six months ended June 30, 2016.

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services increased approximately $42.6 million, or 31.8%, to $176.7 million for the six months ended June 30, 2017 from $134.1 million for the six months ended June 30, 2016. The increase in income (loss) from operations before income taxes is primarily due to higher revenues, which included strong improvement from fully electronic rates, equities, insurance and other asset classes (following the acquisitions of Sunrise and Besso), as well as cost synergies with respect to various acquisitions.

•

Income (loss) from operations before income taxes for Real Estate Services increased $14.5 million, or 35.8%, to $55.2 million for the six months ended June 30, 2017 from $40.6 million for the six months ended June 30, 2016, largely due to improved productivity driven by organic growth delivered by front office hires over the last two years.

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

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016[1,2]	June 30, 2016[1]	March 31, 2016[1]	December 31, 2015[1,3]	September 30, 2015[1,2]
Revenues:
Commissions	$580,033	$547,126	$524,287	$496,265	$498,588	$475,087	$507,503	$521,264
Principal transactions	80,360	85,743	70,262	76,332	86,448	92,439	74,184	73,841
Real estate management services	51,589	50,630	55,841	49,373	45,529	46,058	51,121	48,867
Fees from related parties	5,576	6,565	6,139	6,126	4,865	7,070	6,038	6,609
Data, software and post-trade	13,322	13,087	12,949	13,266	14,160	13,934	30,505	30,388
Interest income	6,001	3,303	3,316	2,793	3,778	2,384	4,390	1,387
Other revenues	876	976	454	796	402	3,682	1,183	4,203
Total revenues	737,757	707,430	673,248	644,951	653,770	640,654	674,924	686,559
Expenses:
Compensation and employee benefits	454,099	437,491	405,997	417,077	420,264	410,275	479,119	436,732
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	50,237	63,193	60,264	58,771	40,975	32,924	145,718	50,667
Total compensation and employee benefits	504,336	500,684	466,261	475,848	461,239	443,199	624,837	487,399
Occupancy and equipment	49,296	49,863	49,149	48,041	50,963	51,695	56,693	52,854
Fees to related parties	5,404	6,377	8,714	5,183	3,642	6,325	4,653	5,031
Professional and consulting fees	20,736	19,580	15,230	15,636	14,336	15,718	12,234	15,364
Communications	31,915	31,694	30,301	31,200	31,281	31,298	30,909	31,837
Selling and promotion	29,389	23,385	24,022	22,626	25,546	25,658	26,647	23,430
Commissions and floor brokerage	10,203	10,170	10,280	8,493	10,097	9,043	9,478	8,865
Interest expense	16,676	14,821	14,172	15,383	14,624	13,458	18,074	16,944
Other expenses	30,759	27,988	17,594	19,720	23,713	22,841	63,075	26,849
Total expenses	698,714	684,562	635,723	642,130	635,441	619,235	846,600	668,573
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	557	—	7,044	—	—	390,951	2,717
Gains (losses) on equity method investments	1,602	237	996	796	863	888	(687)	1,291
Other income (loss)	4,855	5,089	(1,169)	91,653	10,012	(2,917)	30,909	59,728
Total other income (losses), net	6,457	5,883	(173)	99,493	10,875	(2,029)	421,173	63,736
Income (loss) from operations before income taxes	45,500	28,751	37,352	102,314	29,204	19,390	249,497	81,722
Provision (benefit) for income taxes	16,547	6,659	14,601	30,263	10,548	4,840	79,441	28,737
Consolidated net income (loss)	28,953	22,092	22,751	72,051	18,656	14,550	170,056	52,985
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	7,185	3,877	6,671	12,626	4,189	2,045	106,650	15,694
Net income (loss) available to common stockholders	$21,768	$18,215	$16,080	$59,425	$14,467	$12,505	$63,406	$37,291

[1]

Financial results have been retrospectively adjusted to include the financial results of Lucera. See Note 1—“Organization and Basis of Presentation,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the impact on the Company’s three and six months ended June 30, 2016 results of operations.

[2]	Amounts include the gains related to the earn-out associated with the Nasdaq transaction recorded in Other income (loss).
[3]	Amounts include gains related to the Company’s sale of all of the equity interests in the entities that made up the Trayport business to ICE on December 11, 2015.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Brokerage revenue by product:
Rates	$133,469	$135,752	$116,117	$112,384	$120,678	$119,619	$108,060	$113,630
Credit	70,730	81,870	62,294	67,221	77,330	84,915	63,399	67,515
Foreign exchange	79,681	80,026	70,816	73,191	76,835	82,468	75,167	87,999
Energy and commodities	48,479	53,145	54,111	47,061	57,306	64,398	57,061	54,879
Equities, insurance, and other asset classes	85,324	75,706	41,950	39,076	45,593	48,366	42,594	46,314
Leasing and other services	144,681	127,574	144,521	139,109	124,555	105,627	162,263	143,680
Real estate capital markets	98,029	78,796	104,740	94,555	82,739	62,133	73,143	81,088
Total brokerage revenues	$660,393	$632,869	$594,549	$572,597	$585,036	$567,526	$581,687	$595,105
Brokerage revenue by product (percentage):
Rates	20.2%	21.5%	19.5%	19.6%	20.6%	21.1%	18.6%	19.1%
Credit	10.7	12.9	10.5	11.7	13.2	15.0	10.9	11.4
Foreign exchange	12.1	12.6	11.9	12.8	13.1	14.5	12.9	14.8
Energy and commodities	7.3	8.4	9.1	8.2	9.8	11.3	9.8	9.2
Equities, insurance, and other asset classes	12.9	12.0	7.1	6.9	7.9	8.5	7.3	7.8
Leasing and other services	21.9	20.2	24.3	24.3	21.3	18.6	27.9	24.1
Real estate capital markets	14.9	12.4	17.6	16.5	14.1	11.0	12.6	13.6
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Real Estate	$242,710	$206,370	$249,261	$233,664	$207,294	$167,760	$235,406	$224,768
Financial Services voice/hybrid	373,161	380,260	310,313	303,364	336,658	357,071	312,076	332,430
Financial Services fully electronic	44,522	46,239	34,975	35,569	41,084	42,695	34,205	37,907
Total brokerage revenues	$660,393	$632,869	$594,549	$572,597	$585,036	$567,526	$581,687	$595,105
Brokerage revenue by type (percentage):
Real Estate	36.8%	32.6%	41.9%	40.8%	35.4%	29.6%	40.5%	37.8%
Financial Services voice/hybrid	56.5	60.1	52.2	53.0	57.5	62.9	53.6	55.8
Financial Services fully electronic	6.7	7.3	5.9	6.2	7.1	7.5	5.9	6.4
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, securities owned, marketable securities, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at June 30, 2017 were $5.2 billion, an increase of 47.7% as compared to December 31, 2016. The increase in total assets was driven primarily by increases in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Accrued commissions receivable, net, Loan receivable from related parties and Cash segregated under regulatory requirements. We maintain a significant portion of our assets in cash and marketable securities, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase agreements) at June 30, 2017 of $569.7 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned decreased to $33.7 million at June 30, 2017, compared to $35.4 million at December 31, 2016. Our Marketable securities increased to $169.2 million at June 30, 2017, compared to $164.8 million at December 31, 2016. We did not have any Reverse repurchase agreements as of June 30, 2017 which was a decrease of $54.7 million from December 31, 2016. We had Securities loaned of $95.3 million at June 30, 2017. There were no Securities loaned as of December 31, 2016.

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150.0 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short-term borrowing rate then in effect, plus 1%.

On April 21, 2017, pursuant to a previously disclosed authorization by the Audit Committee of BGC’s Board of Directors, the Company entered into a $150.0 million revolving credit facility (the “Credit Facility”) with an affiliate of Cantor. BGC agreed to lend $150.0 million under the Credit Facility to such affiliate (the “Loan”). As of the date hereof, the Credit Facility was fully drawn and the interest rate on the Loan is currently 4.48% (will be repriced on August 11). The Credit Facility has a maturity date of April 20, 2018, which may be extended from time to time on the terms set forth in the Credit Facility.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2016, Cantor facilitated reverse repurchase agreements on our behalf, and consequently we had $54.7 million of reverse repurchase agreements outstanding with Cantor. As of June 30, 2017, we had no reverse purchase agreements outstanding with Cantor.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2017, we had no investments in the program.

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

On July 18, 2017 the Company announced that it has agreed to acquire Berkeley Point, a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans, including those it originates. The total consideration for the acquisition of Berkeley Point is $875 million, subject to certain adjustments at closing. Contemporaneously with the proposed acquisition of Berkeley Point, the Company will invest $100 million in cash for approximately 27% of the capital (the “BGC Investment”) in a commercial real estate-related finance and investment business, along with Cantor (the “Real Estate LP”). Cantor will control the Real Estate LP and will contribute approximately $267 million of cash and non-cash assets for approximately 73% of the Real Estate LP’s capital. The Real Estate LP will be structured as a limited partnership, is expected to collaborate with Cantor's significant existing commercial real estate finance business, and may conduct activities in any real estate-related business. Under the terms of the Real Estate LP, Cantor has agreed to bear initial net losses of the partnership, if any, up to an aggregate amount of approximately $37 million per year. The Company will be entitled to a cumulative annual preferred return of 5% of its capital account balance and a profit participation thereafter. We expect to fund the acquisition through a combination of a bond issuance, term loan, or other debt financing arrangements, as well as from existing financing sources and cash on hand. We intend to remain investment-grade following the completion of these transactions. The acquisition of Berkeley Point and the BGC Investment are expected to close during 2017. After the transactions are completed, Berkeley Point and the BGC Investment will become part of Newmark Knight Frank, the Company’s Real Estate Services segment.

As announced earlier, on February 9, 2017 the Company confidentially submitted a draft registration statement on Form S-1 with the SEC relating to the proposed initial public offering of the Class A common stock of a newly formed subsidiary that will hold Newmark Knight Frank, the Company’s Real Estate Services business. The number of Class A shares to be offered and the price range for the proposed offering have not yet been determined. The initial public offering is part of the Company’s plan to separate its Real Estate Services business into a separate public company. Following some period after the expected offering, the Company may, subject to market and other conditions, distribute the shares that the Company will hold of the newly formed subsidiary pro rata to the Company’s stockholders in a manner intended to qualify as tax-free for U.S. federal income tax purposes.

On June 28, 2013, upon completion of the Nasdaq transaction, we received cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing. As a result of the earn-out, we expect to receive over $794 million in additional Nasdaq stock over time (stock value based on the July 25, 2017 closing price), which is not reflected on our balance sheet.

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

As of June 30, 2017, our liquidity, which we define as cash and cash equivalents, reverse repurchase agreements, marketable securities and securities owned, less securities loaned and repurchase agreements, was approximately $569.7 million. This does not include the over $794 million in additional Nasdaq stock (stock value based on the July 25, 2017 closing price) that we expect to receive over time. We expect to use our considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of BGC, all while maintaining or improving our investment grade rating.

Notes Payable, Collateralized Borrowings and Short-Term Borrowings

4.50% Convertible Notes

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes due July 15, 2016 (the “4.50% Convertible Notes”). The 4.50% Convertible Notes were general senior unsecured obligations of the Company. The 4.50% Convertible Notes paid interest semiannually at a rate of 4.50% per annum and were priced at par. On July 13, 2016, certain holders of the 4.50% Convertible Notes converted $68,000 in principal amount of notes, and, upon conversion, the Company delivered 6,909 shares of its Class A common stock to such holders. On July 15, 2016, the Company repaid the remaining approximately $159.9 million principal amount of its 4.50% Convertible Notes at maturity.

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

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). The carrying value of these notes as of June 30, 2017 was $244.7million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were previously subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave us the ability to control the timing and process with respect to a full merger, which as discussed in Note 1—“Organization and Basis of Presentation” to our unaudited condensed consolidated financial statements, was completed on January 12, 2016. Also on July 10, 2015, we guaranteed the obligations of GFI under these 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of the 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. On November 4, 2015, GFI, BGC and the Trustee entered into the First Supplemental Indenture supplementing the Indenture and incorporating BGC’s guarantee of the Notes (the “First Supplemental Indenture”). On January 13, 2016, Moody’s Investors Service further upgraded the credit rating on the 8.375% Senior Notes, eliminating the penalty interest.

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

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). The 5.125% Senior Notes are general senior unsecured obligations of the Company. These 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture). If a “Change of Control Triggering Event” (as defined in the indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15.0 million of such senior notes and still holds such notes as of June 30, 2017. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of June 30, 2017, the Company had $12.7 million outstanding related to this secured loan arrangement, which includes $0.1 million of deferred financing costs. The value of the fixed assets pledged as of June 30, 2017 was $1.5 million.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan.  This arrangement occurs interest at a fixed rate of 3.44% and matures on May 31, 2021.  As of June 30, 2017, the Company had $29.9 million outstanding related to this secured loan arrangement.  The value of the fixed assets pledged as of June 30, 2017 was $25.8 million.

Credit Agreements

On February 25, 2016, we replaced an existing $25 million committed unsecured credit agreement with Bank of America, N.A. with a new committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of our domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. The maturity date of the facility is February 25, 2018. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on our debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. As of June 30, 2017, there were $150.0 million in borrowings outstanding under this $150.0 million facility. As June 30, 2017, the interest rate on this facility was 3.22%. There were no borrowings under the facility as of December 31, 2016.

We may raise additional funds from time to time through equity or debt financing, including public and private sales of debt securities, to finance our business, operations and possible acquisitions.

CREDIT RATINGS

Our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.[1]	BBB-	Stable
Standard & Poor’s2	BBB-	CreditWatch Negative

[1]	On July 20, 2017 Fitch Ratings Inc. reaffirmed its BBB- rating and stable outlook.
[2]	On July 19, 2017 Standard & Poor’s placed its BBB- issuer credit and senior unsecured debt ratings on CreditWatch with negative implications.

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

LIQUIDITY ANALYSIS

We consider our liquidity to be comprised of the sum of Cash and cash equivalents, Reverse repurchase agreements, Marketable securities, and Securities owned, less Securities loaned and Repurchase agreements. The discussion below describes the key components of our liquidity analysis, including earnings, dividends and distributions, net investing and funding activities, including repurchases and redemptions of Class A common stock and partnership units, security settlements, changes in securities held and marketable securities, and changes in our working capital.

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

As of June 30, 2017, the Company had $462.0 million of Cash and cash equivalents, and included in this amount was $290.4 million of Cash and cash equivalents held by foreign subsidiaries. With the exception of the cash proceeds from the sale of Trayport, it is our intention to permanently reinvest undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. For these proceeds which are not permanently reinvested, the accrued tax liability is $135.5 million, net of foreign tax credits. In addition, certain GFI net operating loss carryforwards are expected to be utilized to reduce cash taxes. Taking these items together, we therefore expect to pay effective cash taxes of no more than $64.0 million related to the Trayport transaction.

Discussion of the six months ended June 30, 2017

The table below presents our Liquidity Analysis as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
(in millions)
Cash and cash equivalents	$462.0	$502.0
Reverse repurchase agreements	—	54.7
Securities owned	33.8	35.4
Marketable securities [1]	73.9	164.8
Total	$569.7	$756.9

[1]	As of June 30, 2017, $95.3 million of Marketable securities on our balance sheet were lent in a Securities loaned transactions and therefore are not included in this Liquidity Analysis.

The $187.2 million decrease in our liquidity position from $756.9 million as of December 31, 2016 to $569.7 million as of June 30, 2017 was primarily related to cash paid with respect to various acquisitions; the previously described redemption and/or repurchase of shares and/or units; and ordinary movements in working capital. The Company also continued to invest amounts with regard to new revenue-generating hires.

Discussion of the six months ended June 30, 2016

The table below presents our Liquidity Analysis as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
(in millions)
Cash and cash equivalents	$436.2	$462.1
Securities owned	318.6	32.4
Marketable securities [1]	153.0	532.5
Total	$907.8	$1,027.0

[1]	As of December 31, 2015, $117.9 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $119.2 million decrease in our liquidity position from $1,027.0 million as of December 31, 2015 to $907.8 million as of June 30, 2016 was primarily related to the $111.2 million used with respect to the GFI Back-End Mergers and related transactions; the redemption and/or repurchase of 8.5 million shares and/or units, net, at a cost to BGC of $74.5 million; significant amounts invested with regards to new front-office hires in Real Estate Services; as well as cash used to pay previously accrued year-end taxes and employee bonuses. These items were partially offset by net proceeds from BGC’s offering of $300 million aggregate principle amount of 5.125% Senior Notes due May 27, 2021.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of June 30, 2017.

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

As of June 30, 2017, $530.7 million of net assets were held by regulated subsidiaries. As of June 30, 2017, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $284.5 million.

In April 2013, our Board of Directors and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee.

BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, began operating as SEFs on October 2, 2013. Both BGC Derivative Markets and GFI Swaps Exchange received permanent registration approval from the CFTC as SEFs on January 22, 2016. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized with implementation periods in 2016 and beyond. We also own ELX, which became a dormant contract market on July 1, 2017.  ELX intends on taking the necessary steps to reinstate its trading permissions.

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

Changes in shares of the Company’s Class A common stock outstanding for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares outstanding at beginning of period	248,466,750	236,749,861	244,869,624	219,063,365
Share issuances:
Exchanges of limited partnership interests[1]	1,950,465	2,427,152	5,361,137	3,321,754
Issuance of Class A common stock for general corporate purposes	—	1,648,000	—	1,648,000
Vesting of restricted stock units (RSUs)	80,629	113,572	437,018	487,471
Acquisitions	968,705	1,147,516	1,341,783	24,729,033
Other issuances of Class A common stock	23,674	15,079	33,616	42,305
Treasury stock repurchases	(397,539)	(797,189)	(950,494)	(7,984,235)
Forfeitures of restricted Class A common stock	(35,598)	(11,958)	(35,598)	(15,660)
Shares outstanding at end of period	251,057,086	241,292,033	251,057,086	241,292,033

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

The Company did not issue any shares of Class B common stock during the three and six months ended June 30, 2017 and 2016. As of June 30, 2017 and 2016, there were 34,848,107 shares of the Company’s Class B common stock outstanding.

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

The table below represents unit redemption and share repurchase activity for the three and six months ended June 30, 2017.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1,2]
January 1, 2017—March 31, 2017	2,927,758	$10.84
April 1, 2017—June 30, 2017	1,908,867	11.14
Repurchases[3,4]
January 1, 2017—March 31, 2017	552,955	$11.07
April 1, 2017—April 30, 2017	248,882	10.99
May 1, 2017—May 31, 2017	121,023	11.57
June 1, 2017—June 30, 2017	27,634	12.21
Total Repurchases	950,494	$11.14
Total Redemptions and Repurchases	5,787,119	$10.99	$253,618,546

[1]

During the three months ended June 30, 2017, the Company redeemed approximately 1.6 million limited partnership units at an aggregate redemption price of approximately $18.5 million for an average price of $11.20 per unit and approximately 0.3 million FPUs at an aggregate redemption price of approximately $2.8 million for an average price of $10.72 per unit. During the three months ended June 30, 2016, the Company redeemed approximately 1.8 million limited partnership units at an aggregate redemption price of approximately $15.8 million for an average price of $8.93 per unit and approximately 39.6 thousand FPUs at an aggregate redemption price of approximately $0.3 million for an average price of $8.01 per unit.

[2]

During the six months ended June 30, 2017, the Company redeemed approximately 4.6 million limited partnership units at an aggregate redemption price of approximately $50.0 million for an average price of $10.97 per unit and approximately 0.3 million FPUs at an aggregate redemption price of approximately $3.0 million for an average price of $10.72 per unit. During the six months ended June 30, 2016, the Company redeemed approximately 2.4 million limited partnership units at an aggregate purchase price of approximately $21.6 million for an average price of $8.85 per unit and approximately 0.1 million FPUs at an aggregate redemption price of approximately $1.1 million for an average price of $8.17 per unit.

5.

During the three months ended June 30, 2017, the Company repurchased approximately 0.4 million shares of its Class A common stock at an aggregate purchase price of approximately $4.5 million for an average price of $11.25 per share. During the three months ended June 30, 2016, the Company repurchased approximately 0.8 million shares of its Class A common stock at an aggregate purchase price of approximately $7.2 million for an average price of $9.04 per share.

6.

During the six months ended June 30, 2017, the Company repurchased approximately 1.0 million shares of its Class A common stock at an aggregate purchase price of approximately $10.6 million for an average price of $11.14 per share. During the six months ended June 30, 2016, the Company repurchased approximately 8.0 million shares of its Class A common stock at an aggregate purchase price of approximately $69.7 million for an average price of $8.75 per share.

The table above represents the gross unit redemptions and share repurchases of our Class A common stock during the six months ended June 30, 2017. Approximately 4.3 million of the 4.8 million units above were redeemed using cash from our CEO program, and therefore did not impact the fully diluted number of shares and units outstanding or our liquidity position. The remaining redemptions along with the Class A common stock repurchases resulted in a 1.5 million reduction in the fully diluted share count. This net reduction cost the Company approximately $16.8 million (or $11.08 per share/unit) during the six months ended June 30, 2017. This reduction partially offset the overall growth in the fully diluted share count which resulted from shares issued for general corporate purposes, acquisitions, equity-based compensation and front-office hires.

The fully diluted weighted-average share count for the three months ended June 30, 2017 was as follows (in thousands):

Three Months Ended June 30, 2017
Common stock outstanding[1]	286,840
Limited partnership interests in BGC Holdings	163,327
RSUs (Treasury stock method)	409
Other	1,281
Total[2]	451,857

[1]

Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended June 30, 2017, the weighted-average number of Class A shares was 252.0 million shares and Class B shares was 34.8 million shares.

[2]

For the quarter ended June 30, 2017, all potentially dilutive securities were included in the computation of fully diluted earnings per share. Also as of June 30, 2017, approximately 4.0 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange the 14,676,743 shares of Class A common stock owned by them as of June 30, 2017 for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

Stock Option Exercises

No shares of our Class A common stock related to the exercise of stock options were issued during the six months ended June 30, 2017. We issued 17,403 shares of our Class A common stock related to the exercise of stock options during the six months ended June 30, 2016.

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

As of June 30, 2017, we have issued and sold an aggregate of 18.3 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the November 2014 Sales Agreement, with 1.7 million shares of Class A common stock remaining to be sold under this agreement. As of June 30, 2017, we have not sold any shares of Class A common stock under the April 2017 Sales Agreement. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these sales along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under this agreement.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2017, we have issued an aggregate of 10.5 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of June 30, 2017, we have issued approximately 316.4 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of our Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of June 30, 2017, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 200.6 million shares.

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

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

Since 2012, the Company has completed acquisitions whose purchase price included an aggregate of approximately 10.9 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $63.5 million), 10.1 million limited partnership units (with an acquisition date fair value of approximately $64.5 million) and $80.9 million in cash that may be issued contingent on certain targets being met through 2022.

As of June 30, 2017, the Company has issued 7.7 million shares of its Class A common stock, 6.3 million limited partnership units and $33.2 million in cash related to such contingent payments.

As of June 30, 2017, 3.1 million shares of the Company’s Class A common stock, 3.1 million limited partnership units and $29.4 million in cash remain to be issued if the targets are met.

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

As of June 30, 2017, there were 991,182 FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

GUARANTEE AGREEMENT FROM CF&CO

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement. During the three and six months ended June 30, 2017 and 2016, the Company recorded fees of $31.3 thousand and $62.5 thousand with respect to these guarantees.

EQUITY METHOD INVESTMENTS

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

In the purchase agreement, Cantor agreed, subject to certain exceptions, not to solicit certain senior executives of Lucera’s business and was granted the right to be a customer of Lucera’s businesses on the best terms made available to any other customer. The aggregate purchase price paid by the Company to Cantor consisted of approximately $24.2 million in cash plus a $4.8 million post-closing adjustment determined after closing based on netting Lucera’s expenses paid by Cantor after May 1, 2016 against accounts receivable owed to Lucera by Cantor for access to Lucera’s business from May 1, 2016 through the closing date. The purchase has been accounted for as a transaction between entities under common control.

During the three months ended June 30, 2017 and 2016, respectively, Lucera had $0.3 million and $0.9 million in related party revenues from Cantor. During the six months ended June 30, 2017 and 2016, respectively, Lucera had $0.7 million and $1.8 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.

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

On September 30, 2016, Mr. Merkel elected to sell, and the Company agreed to purchase, an aggregate of 16,634 shares of the Company’s Class A common stock at a price of $8.75 per share, the closing price of the Company’s Class A common stock on such date. On September 30, 2016, certain trusts for the benefit of Mr. Merkel’s immediate family, of which Mr. Merkel is the sole trustee of each trust, elected to sell, and the Company agreed to purchase, an aggregate of 4,131 shares of the Company’s Class A common stock on the same terms. These transactions were included in the Company’s stock repurchase authorization and authorized by the Audit Committee of the Board of Directors.

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

On June 6, 2017, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the Company’s Second Amended and Restated Incentive Bonus Compensation Plan (the “Incentive Plan”) to approve the material terms of the performance goals under the Incentive Plan for compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, including an amendment to those performance goals in order to broaden the stock price performance goal to include dividends and/or total stockholder return.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Notional Volume (in billions)
Total fully electronic volume	$4,432	$4,782	$4,482	$4,234	$4,781
Total hybrid volume[1]	57,597	57,625	50,956	53,225	52,869
Total fully electronic and hybrid volume	$62,029	$62,407	$55,438	$57,459	$57,650
Transaction Count (in thousands, except for days)
Total fully electronic transactions	2,034	2,399	2,569	2,390	2,629
Total hybrid transactions	1,247	1,011	888	1,065	1,074
Total transactions	3,281	3,410	3,457	3,455	3,703
Trading days	63	62	63	64	64

[1]	Hybrid is defined as transactions involving some element of electronic trading but executed by BGC’s brokers, exclusive of voice-only transactions.

Fully electronic volume, including new products, was $4.4 trillion for the three months ended June 30, 2017, compared to $4.8 trillion for the three months ended June 30, 2016. Our hybrid volume for the three months ended June 30, 2017 was $57.6 trillion, compared to $52.9 trillion for the three months ended June 30, 2016.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at June 30, 2017 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases[1]	$518,571	$70,373	$114,997	$90,162	$243,039
Notes payable and collateralized borrowings[2]	995,256	14,943	560,594	307,219	112,500
Short-term borrowings[3]	150,000	150,000	—	—	—
Interest on notes payable and collateralized borrowings[4]	351,097	62,077	74,242	32,372	182,406
Other [5]	31,190	8,000	16,000	7,190	—
Total contractual obligations	$2,046,114	$305,393	$765,833	$436,943	$537,945

[1]

Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $3.4 million over the life of the agreement.

[2]

Notes payable and collateralized borrowings reflects the issuance of $112.5 million of the 8.125% Senior Notes due June 26, 2042 (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of June 30, 2017 was approximately $109.3 million), $300.0 million of the 5.375% Senior Notes due December 9, 2019 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of June 30, 2017 was approximately $297.6 million), $240.0 million of the 8.375% Senior Notes due July 19, 2018 (the $240.0 million represents the principal amount of the debt; the carrying value of the 8.375% Senior Notes as of June 30, 2017 was approximately $244.7 million), $300.0 million of the 5.125% Senior Notes due on May 27, 2021 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of June 30, 2017 was approximately $296.6 million),  $12.7 million of collateralized borrowings due March 13, 2019, and an additional $29.9 million of collateralized borrowings due May 31, 2021. See Note 16— “Notes Payable, Collateralized and Short-term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.

[3]

Short-term borrowings reflects $150.0 million of borrowings under the Company’s committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. See Note 16—“Notes Payable, Collateralized and Short-term Borrowings,” for more information regarding this obligation.

[4]

The $182.4 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.

[5]

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grants of exchangeability to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended June 30, 2017 and 2016, we incurred compensation expense of $38.2 million and $30.6 million, respectively, related to the grant of exchangeability on partnership units. During the six months ended June 30, 2017 and 2016, we incurred compensation expense of $92.0 million and $58.4 million, respectively, related to the grant of exchangeability on partnership units.

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

As of June 30, 2017 and December 31, 2016, the aggregate balance of employee loans, net, was $299.6 million and $267.5 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended June 31, 2017 and 2016 was $8.7 million and $10.6 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 31, 2017 and 2016 was $15.9 million and $21.1 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of June 30, 2017, there were 251,057,086 shares of our Class A common stock outstanding, of which 14,676,743 shares were held by Cantor and CFGM, Cantor’s managing general partner. On June 21, 2017, Cantor pledged 10,000,000 shares of our Class A common stock in connection with a partner loan program. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of June 30, 2017, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 60.6% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through June 30, 2017, Cantor has distributed to its current and former partners an aggregate of 20,793,939 shares of Class A common stock, consisting of (i) 19,338,660 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,455,279 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of June 30, 2017, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,813,032 shares of Class A common stock, consisting of 14,033,084 April 2008 distribution rights shares and 1,779,948 February 2012 distribution rights shares.

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

As of June 30, 2017, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 285,905,193 units and 285,905,193 units, representing approximately 64.0% and 64.0% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 161,218,329 units and 161,218,329 units, representing approximately 36.0% and 36.0% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As of June 30, 2017, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 96,448,924 limited partnership units, 13,586,229 founding partner units and 51,183,176 Cantor units.

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

As of June 30, 2017, there were 991,182 FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of June 30, 2017, there were 16,796,942 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 14,676,743 shares of Class A common stock owned by them as of June 30, 2017 for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

The following diagram illustrates our organizational structure as of June 30, 2017. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Class A common stock (5.1% of economics and 2.5% of voting power of BGC Partners, Inc.) and Class B common stock (12.2% of economics and 58.1% of voting power of BGC Partners, Inc.)
• 11.1% indirect economic interest in BGC U.S. and BGC Global
• Limited Partnership Interests (31.7% of economics of BGC Holdings)
• 11.4% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (82.7% of economics and 39.4% of voting power of BGC Partners, Inc.)
• 52.9% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (64.0% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (64.0% of economics of BGC Global)
• Limited Partnership Interests (68.3% of economics of BGC Holdings)
• 24.6% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (36.0% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (36.0% of economics of BGC Global)
BGC U.S.
BGC Global

*

Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 17.3% of the voting power, and the public stockholders would hold 82.7% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 16,796,942 Preferred Units granted and outstanding to BGC Holdings partners (see “Partnership Structure” herein); and (c) 12,732,870 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2017 through June 30, 2017 as follows: (a) an aggregate of 18,944,102 limited partnership units granted by BGC Holdings; (b) 4,271,273 shares of Class A common stock sold by us under the November 2014 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-200415), but not the 1,685,706 shares remaining for sale by us under such sales agreement; (c) 950,494 shares of Class A common stock repurchased by us; (d) 1,743,859 forfeited limited partnership units; (e) 437,018 shares of Class A common stock issued for vested restricted stock units; (f) 864,394 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 9,534,291 shares remaining available for issuance by us under such Registration Statement; (g) 565,352 limited partnership and founding partner units redeemed or repurchased by us for cash; (h) 33,316 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,683,567 shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (i) 142,165 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 1,004,525 shares remaining available for sale by selling stockholders under such Registration Statement; and (j) 15,880 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 154,392 shares remaining available for sale by selling stockholders under such Registration Statement.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $169.2 million as of June 30, 2017. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 8—“Marketable Securities” and Note 10—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar weakening against the British Pound and strengthened against the Euro. If as of June 30, 2017, the U.S. Dollar had weakened against the British Pound and strengthened against the Euro by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $0.8 million.

Interest Rate Risk

BGC Partners had $990.9 million in fixed-rate debt outstanding as of June 30, 2017. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

During the three months ending June 30, 2017, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 18—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Investors should consider the following additional risk factors:

Risks Related to the Completion of the Transactions and the Integration of Berkeley Point

There can be no assurance the Transactions will close on the terms and conditions or in the time frame currently contemplated, or at all.

On July 17, 2017, we and one of our operating partnerships entered into a transaction agreement  (the “Transaction Agreement”) pursuant to which (i) we will acquire Berkeley Point Financial LLC, including its wholly owned subsidiary, Berkeley Point Capital LLC (together, “Berkeley Point” or “BPF”), from Cantor Fitzgerald, L.P. (“Cantor” and such acquisition, the “Berkeley Point Acquisition”), and (ii) we and Cantor will invest $100 million (the “BGC Investment”), and $266.67 million, respectively, in CF Real Estate Holdings, L.P. (the “Real Estate LP”) (collectively, the “Transactions”). For the terms and conditions of the Transactions, see the Transaction Agreement and the limited partnership agreement of the Real Estate LP (the “Real Estate LP Agreement”), which are described in this Quarterly Report on Form 10-Q and filed as Exhibits 2.1 and 10.1, respectively, to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 21, 2017.

Consummation of the Berkeley Point Acquisition is subject to receipt of certain regulatory approvals and third-party consents, including the consents of the government-sponsored entities (“GSEs”) and the U.S. Department of Housing and Urban Development (“HUD”) to the Berkeley Point Acquisition, and other customary closing conditions. There can be no assurance that the Transactions will be consummated on the terms and conditions currently contemplated, in a timely manner or at all, including as a result of a failure to satisfy a condition to closing. Any delay could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Transactions. Regulatory authorities or other third-parties reviewing the Berkeley Point Acquisition may refuse to permit the Berkeley Point Acquisition or may impose restrictions or conditions on the Berkeley Point Acquisition that may adversely affect us if the Berkeley Point Acquisition is completed. Further, any resulting uncertainty may be disruptive to us and our operations, and may have a material adverse effect on our businesses, financial condition, results of operations and prospects.

The Transactions will require significant cash resources and will result in a significant increase in the level of our indebtedness, and may result in changes to our credit ratings and associated outlooks.

Pursuant to the Transaction Agreement, we agreed to acquire all of the membership interests of BPF for an acquisition price of $875 million, subject to upward or downward adjustment to the extent that the net assets of BPF as of the closing of the Transactions are greater than or less than $508.6 million. We also agreed to invest $100 million in cash in the BGC Investment in the Real Estate LP. In addition, whether or not we complete the Transactions, we will also incur substantial non-recurring transaction costs in connection with them.

We have an aggregate of $1,140.9 million principal amount of outstanding long and short term indebtedness as of June 30, 2017, and we intend to incur significant additional indebtedness to finance the Transactions. This indebtedness is likely to be some combination of a term loan, senior notes or other debt financing arrangements. While we expect to issue notes on terms and conditions consistent with our current investment grade rating, no assurance can be given with respect to the price, rate or other terms of any such financing or the impact on existing resources, sources of funds or our general working capital or other needs. We may enter into debt financing arrangements with a view to subsequently refinancing the indebtedness incurred thereunder. However, we can provide no assurance that we will be able to refinance such indebtedness on more favorable terms, or at all.

Further, if we are successful in completing the Berkeley Point Acquisition, the consolidation of BPF for financial reporting purposes could significantly increase the amount of our consolidated indebtedness apart from any indebtedness that we incur to finance the Transactions. In addition, following the announcement of the Transactions, one of our two credit rating outlooks was amended to “negative watch,” which is subject to the successful completion of various capital raising activities.

The additional indebtedness that we incur, as well as any changes to our credit ratings and associated outlooks, may restrict our ability to raise additional capital on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

If we complete the Berkeley Point Acquisition, expected revenue opportunities, cost savings, and other benefits and synergies may not occur in the currently contemplated time frame, or at all, and we may become subject to various operational, financial, control, and compliance risks of BPF.

Following completion of the Berkeley Point Acquisition, the anticipated benefits and any related forward-looking statements, including revenue opportunities, cost savings, and other benefits and synergies may not be fully realized, if at all, or may take longer to realize than currently contemplated. There may also be an adverse effect or disruption from the Berkeley Point Acquisition that negatively impacts our other businesses, and we may incur substantial costs relating to the integration of BPF into our Real Estate Services business. In addition, future earnings could be adversely affected by a variety of factors, including, but not limited to, the impact of competition from other marketplace participants; economic conditions, including changes in trading volumes, inflation rates, interest rates, commercial real estate values, the regulatory environment, pricing or other competitive pressures, tax rates, or the availability of capital; our ability to comply with all covenants in our indentures and credit facilities; and the risks and uncertainties disclosed by us with respect to our businesses as described in our reports and documents filed with the SEC. In addition, a change in the conservatorship of the GSEs and related actions, along with any changes in laws and regulations affecting the relationship between GSEs and the U.S. federal government or the existence of the GSEs could have a material adverse effect on BPF’s revenues. Further, we may be exposed to various operational, financial, control, and compliance risks of BPF. Such conditions or factors could cause the results of Berkeley Point to differ from expectations and may also subject us to unknown risks and potential liabilities. Any such factors or others could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Risks Related to Our Proposed Real Estate Services Separation, IPO and Distribution

The addition of the Berkeley Point business and BGC Investment to our Real Estate Services business may increase the cost, management attention, effort and time required to complete our proposed plan to separate our Real Estate Services business into a separate public company, effect an initial public offering of the Class A common stock of such separate public company and distribute the shares of the separate public company that we hold pro rata to our stockholders in a tax-free transaction.

On February 9, 2017, we announced that we had confidentially submitted a draft registration statement on Form S-1 to the SEC relating to the proposed initial public offering (the “IPO”) of the Class A common stock of a newly formed subsidiary (“Newco”) that will hold our Real Estate Services business. The IPO is part of our plan to separate our Real Estate Services business into a separate public company (the “Separation”). We intend to complete the Berkeley Point Acquisition and the BGC Investment prior to the Separation and IPO. We further announced that, following some period after the IPO, we may, subject to market and other conditions, distribute the shares that we will hold of Newco pro rata to our stockholders in a manner intended to qualify as tax-free for U.S. federal income tax purposes (the “Distribution”). The addition of the Berkeley Point business and BGC Investment to our Real Estate Services business may increase the cost, management attention, effort and time required to complete the Separation, IPO and Distribution.

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

101

The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2017 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2017 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / Steven R. McMurray
Name:	Steven R. McMurray
Title:	Chief Financial Officer

Date: August 8, 2017

[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 dated August 8, 2017.]

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

101

The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2017 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.