Form 10-Q
period 2017-09-30
BGC Partners, Inc.
filed 2017-11-08
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

On November 7, 2017, the registrant had 254,009,341 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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

•	pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;
•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;
•

our relationships and transactions with Cantor Fitzgerald, L.P. and its affiliates, which we refer to as “Cantor,” including Cantor Fitzgerald & Co., which we refer to as “CF&Co,” and Cantor Commercial Real Estate Company, L.P., which we refer to as “CCRE,” any related conflicts of interest, any impact of Cantor’s results on our credit ratings and associated outlooks, any loans to or from us or Cantor, the Berkeley Point Acquisition (defined below) from and our investment in Real Estate LP (defined below) with CCRE, CF&Co’s acting as our sales agent or underwriter under our controlled equity or other offerings, Cantor’s holdings of our debt securities, CF&Co’s acting as a market maker in our debt securities, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co, and any services provided by or to other arrangements with CCRE;

•	the proposed initial public offering of our Real Estate Services business (the “IPO”) and the timing of any such IPO or related distribution;
•	risks associated with the integration of acquired businesses with our other businesses;
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the U.K. exit from the European Union following the referendum and related rulings, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services (including recent hurricanes);

•

the effect on our businesses, our clients, the markets in which we operate, and the economy in general of possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies and impasses;

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

•

risks related to changes in our relationships with the Government Sponsored Enterprises (“GSEs”) and Housing and Urban Development (“HUD”), changes in prevailing interest rates and the risk of loss in connection with loan defaults;

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

•

our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our Real Estate Services business and our ability to grow in other geographic regions, including the Berkeley Point Acquisition and the proposed separation, IPO and distribution of shares related to our Real Estate Services business, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$545,981	$535,613
Cash segregated under regulatory requirements	139,962	57,822
Reverse repurchase agreements	—	54,659
Securities owned	32,121	35,357
Marketable securities	259,442	164,820
Loans held for sale	660,332	1,071,836
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	2,310,113	517,481
Mortgage servicing rights, net	386,135	339,816
Accrued commissions and other receivables, net	621,942	385,810
Loans, forgivable loans and other receivables from employees and partners, net	311,040	269,773
Fixed assets, net	185,604	167,239
Investments	137,993	33,439
Goodwill	926,784	863,881
Other intangible assets, net	312,861	253,163
Receivables from related parties	7,410	6,956
Other assets	415,649	289,921
Total assets	$7,253,369	$5,047,586
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$6,313	$—
Repurchase agreements	1,803	—
Securities loaned	135,070	—
Warehouse notes payable	659,732	257,969
Accrued compensation	424,255	383,407
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	2,120,091	384,822
Payables to related parties	40,629	30,475
Accounts payable, accrued and other liabilities	976,789	649,029
Long-term debt and collateralized borrowings	1,955,807	965,767
Notes payable to related parties	—	690,000
Total liabilities	6,320,489	3,361,469
Commitments and contingencies (Note 23)
Redeemable partnership interest	52,008	52,577
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 301,294 and 292,549 shares issued at September 30, 2017 and December 31,2016, respectively; and 252,261 and 244,870 shares outstanding at September 30, 2017 and December 31, 2016, respectively	3,013	2,925
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 34,848 shares issued and outstanding at September 30, 2017 and December 31, 2016, convertible into Class A common stock	348	348
Additional paid-in capital	1,634,890	1,662,615
Contingent Class A common stock	41,737	42,472
Treasury stock, at cost: 49,033 and 47,679 shares of Class A common stock at September 30, 2017 and December 31, 2016, respectively	(301,236)	(288,743)
Retained deficit	(686,130)	(212,858)
Accumulated other comprehensive income (loss)	(8,236)	(23,199)
Total stockholders’ equity	684,386	1,183,560
Noncontrolling interest in subsidiaries	196,486	449,980
Total equity	880,872	1,633,540
Total liabilities, redeemable partnership interest, and equity	$7,253,369	$5,047,586

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Commissions	$582,106	$492,808	$1,704,998	$1,465,293
Principal transactions	75,766	76,332	241,869	255,219
Gains from mortgage banking activities, net	45,455	65,377	164,263	139,009
Real estate management and other services	60,798	49,373	163,017	140,960
Servicing fees	29,057	22,502	80,729	62,199
Fees from related parties	7,173	6,354	20,129	19,086
Data, software and post-trade	13,776	13,266	40,185	41,360
Interest income	11,726	8,012	40,909	24,332
Other revenues	1,171	796	3,023	4,880
Total revenues	827,028	734,820	2,459,122	2,152,338
Expenses:
Compensation and employee benefits	495,145	439,384	1,438,129	1,306,749
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	48,446	58,771	161,876	132,670
Total compensation and employee benefits	543,591	498,155	1,600,005	1,439,419
Occupancy and equipment	51,962	49,032	153,102	153,692
Fees to related parties	4,380	5,323	16,389	15,460
Professional and consulting fees	24,486	17,624	69,047	50,032
Communications	33,290	31,562	97,816	94,857
Selling and promotion	26,828	23,139	81,503	75,613
Commissions and floor brokerage	10,410	8,645	31,316	28,010
Interest expense	24,425	18,831	69,678	53,770
Other expenses	55,600	37,428	148,262	116,075
Total expenses	774,972	689,739	2,267,118	2,026,928
Other income (losses) , net:
Gain (loss) on divestiture and sale of investments	4	7,044	561	7,044
Gains (losses) on equity method investments	2,147	796	3,986	2,547
Other income (loss)	88,195	91,655	97,928	98,192
Total other income (losses), net	90,346	99,495	102,475	107,783
Income (loss) from operations before income taxes	142,402	144,576	294,479	233,193
Provision (benefit) for income taxes	31,854	30,273	55,084	45,718
Consolidated net income (loss)	$110,548	$114,303	$239,395	$187,475
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	29,019	27,092	68,121	46,892
Net income (loss) available to common stockholders	$81,529	$87,211	$171,274	$140,583
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$81,529	$87,211	$171,274	$140,583
Basic earnings (loss) per share	$0.28	$0.31	$0.60	$0.51
Basic weighted-average shares of common stock outstanding	288,308	278,601	286,200	276,144
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$127,495	$132,157	$266,001	$216,027
Fully diluted earnings (loss) per share	$0.28	$0.31	$0.59	$0.50
Fully diluted weighted-average shares of common stock outstanding	457,341	429,761	451,348	434,713
Dividends declared per share of common stock	$0.18	$0.16	$0.52	$0.46
Dividends declared and paid per share of common stock	$0.18	$0.16	$0.52	$0.46

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated net income (loss)	$110,548	$114,303	$239,395	$187,475
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,134	417	16,186	4,534
Available for sale securities	457	511	1,148	543
Total other comprehensive income (loss), net of tax	5,591	928	17,334	5,077
Comprehensive income (loss)	116,139	115,231	256,729	192,552
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	29,845	27,253	70,492	46,889
Comprehensive income (loss) attributable to common stockholders	$86,294	$87,978	$186,237	$145,663

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$239,395	$187,475
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Fixed asset depreciation and intangible asset amortization	61,201	58,121
Amortization of mortgage servicing rights, net	53,001	48,334
Employee loan amortization and reserves on employee loans	43,227	46,003
Equity-based compensation and allocations of net income to limited partnership units and FPUs	185,135	150,023
Deferred compensation expense	7,265	14,318
Gain on originated mortgage servicing rights	(98,814)	(92,555)
Unrealized losses (gains) on loans held for sale	(507)	(2,277)
Losses (gains) on equity method investments	(3,986)	(2,547)
Amortization of discount (premium) on notes payable	(1,912)	(1,465)
Unrealized (gain) loss on marketable securities	(23,038)	(973)
Impairment of fixed assets, intangible assets and equity method investments	8,499	3,738
Deferred tax provision (benefit)	2,263	(57,915)
Sublease provision adjustment	—	(807)
Recognition of earn-out	(76,969)	(67,016)
Realized losses (gains) on marketable securities	(1,222)	(11,792)
Change in estimated acquisition earn-out payables	5,946	(15,822)
Loss (gains) on sale of cost method investment	—	(7,051)
Forfeitures of Class A common stock	(672)	(374)
Other	(557)	(453)
Consolidated net income (loss), adjusted for non-cash and non-operating items	398,255	246,965
Decrease (increase) in operating assets:
Cash segregated under regulatory requirements	3,106	(7,017)
Reverse repurchase agreements	54,659	—
Securities owned	3,236	(179,695)
Loans held for sale, net	412,011	(235,811)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,789,576)	(950,964)
Mortgage servicing rights, net	(506)	(5,844)
Accrued commissions and other receivables, net	(99,138)	(19,632)
Loans, forgivable loans and other receivables from employees and partners, net	(82,549)	(142,409)
Receivables from related parties	(3,566)	7,136
Other assets	(17,586)	8,200
Increase (decrease) in operating liabilities:
Securities loaned	135,070	(117,967)
Repurchase agreements	1,803	—
Accrued compensation	(37,275)	(32,716)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,731,395	900,528
Payables to related parties	(6,493)	(991)
Accounts payable, accrued and other liabilities	81,660	81,260
Net cash provided by (used in) operating activities	$784,506	$(448,957)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(28,998)	$(37,646)
Capitalization of software development costs	(27,841)	(17,595)
Purchase of equity method investments	(101,623)	(1,112)
Proceeds from equity method investments	243	—
Payments for acquisitions, net of cash acquired	(99,999)	(119,212)
Advances to related party	(375,000)	(175,000)
Repayments from related party	375,000	175,000
Proceeds from divestitures, net	—	150
Purchase of marketable securities	—	(68,396)
Proceeds from sale of marketable securities	7,849	618,090
Proceeds from sale of cost method investments	—	7,106
Capitalization of trademarks, patent defense and registration costs	(295)	(420)
Net cash provided by (used in) investing activities	$(250,664)	$380,965

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of collateralized borrowings	$(7,060)	$(5,121)
Repayments of convertible notes	—	(159,932)
Issuance of senior notes, net of deferred issuance costs	—	295,768
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	998,817	(1,066)
Proceeds from warehouse notes payable	7,314,793	5,503,899
Repayments on warehouse notes payable	(6,913,030)	(5,673,614)
Advances from related party	291,000	770,000
Repayments to related party	(981,000)	(449,000)
Earnings distributions	(89,537)	(60,629)
Redemption and repurchase of limited partnership interests	(34,113)	(27,664)
Dividends to stockholders	(148,094)	(126,318)
Repurchase of Class A common stock	(14,557)	(72,700)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(52)	(1,542)
Proceeds from issuance of Class A common stock, net of costs	—	15,280
Deemed contribution due to acquisition of Lucera	—	10,145
Acquisition of Berkeley Point	(871,814)	—
Pre-acquisition distribution from Berkeley Point to CCRE	(66,782)	—
Proceeds from exercise of stock options	—	86
Proceeds from short-term borrowings	6,313	—
Payments on acquisitions earn-outs	(12,211)	(6,151)
Net cash provided by (used in) financing activities	(527,327)	11,441
Effect of exchange rate changes on cash and cash equivalents	3,853	2,954
Net (decrease) increase in cash and cash equivalents	10,368	(53,597)
Cash and cash equivalents at beginning of period	535,613	563,028
Cash and cash equivalents at end of period	$545,981	$509,431
Supplemental cash information:
Cash paid during the period for taxes	32,136	55,263
Cash paid during the period for interest	68,331	54,146
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$74,013	$53,754
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	14,232	5,857
Issuance of Class A common stock upon conversion of convertible notes	—	68
Distribution from Berkeley Point to CCRE	$2,993	$—

Shares received for Nasdaq earn-out	76,969	67,016

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2016

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2016	$2,559	$348	$1,305,029	$50,095	$(212,331)	$(226,672)	$(25,056)	$692,563	$1,586,535
Consolidated net income (loss)	—	—	—	—	—	185,022	—	68,816	253,838
Other comprehensive gain, net of tax	—	—	—	—	—	—	1,857	(733)	1,124
Equity-based compensation, 637,719 shares	6	—	2,999	—	—	—	—	1,563	4,568
Dividends to common stockholders	—	—	—	—	—	(170,795)	—	—	(170,795)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(62,258)	(62,258)
Grant of exchangeability and redemption of limited partnership interests, issuance of 8,705,906 shares	87	—	58,751	—	—	—	—	36,844	95,682
Issuance of Class A common stock (net of costs), 2,004,533 shares	20	—	14,216	—	—	—	—	3,542	17,778
Redemption of FPUs, 460,690 units	—	—	—	—	—	—	—	(2,307)	(2,307)
Repurchase of Class A common stock, 10,823,942 shares	—	—	—	—	(75,984)	—	—	(20,194)	(96,178)
Forfeitures of restricted Class A common stock, 59,317 shares	—	—	132	—	(428)	—	—	(78)	(374)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partners units, 624,762 units	—	—	—	—	—	—	—	2,357	2,357
Issuance of Class A common stock for acquisitions, 1,853,259 shares	18	—	15,683	(9,301)	—	—	—	1,728	8,128
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	8,425	1,678	—	—	—	2,699	12,802
Acquisition of Lucera	—	—	—	—	—	—	—	(29,037)	(29,037)
Deemed contribution due to acquisition of Lucera	—	—	—	—	—	—	—	15,005	15,005
Conversion of 4.50% Convertible Notes to Class A common stock, 6,909 shares	—	—	54	—	—	—	—	14	68
Completion of GFI Back-End Mergers and Issuance of Class A common stock, 23,481,192 shares	235	—	258,440	—	—	—	—	(258,691)	(16)
Purchase of Newmark noncontrolling interest	—	—	(451)	—	—	—	—	(1,608)	(2,059)
Purchase of ELX noncontrolling interest	—	—	(11)	—	—	—	—	(3)	(14)
Other	—	—	(652)	—	—	(413)	—	(242)	(1,307)
Balance, December 31, 2016	$2,925	$348	$1,662,615	$42,472	$(288,743)	$(212,858)	$(23,199)	$449,980	$1,633,540

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine months Ended September 30, 2017

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2017	$2,925	$348	$1,662,615	$42,472	$(288,743)	$(212,858)	$(23,199)	$449,980	$1,633,540
Consolidated net income (loss)	—	—	—	—	—	171,274	—	68,121	239,395
Other comprehensive gain, net of tax	—	—	—	—	—	—	14,963	2,371	17,334
Equity-based compensation, 479,313 shares	5	—	2,667	—	—	—	—	1,517	4,189
Dividends to common stockholders	—	—	—	—	—	(148,094)	—	—	(148,094)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(100,365)	(100,365)
Grant of exchangeability and redemption of limited partnership interests, issuance of 6,795,187 shares	68	—	53,848	—	—	—	—	33,111	87,027
Issuance of Class A common stock (net of costs), 45,490 shares	—	—	430	—	—	—	—	118	548
Redemption of FPUs, 715,094 units	—	—	—	—	—	—	—	(5,820)	(5,820)
Repurchase of Class A common stock, 1,246,365 shares	—	—	—	—	(11,432)	—	—	(3,125)	(14,557)
Forfeitures of restricted Class A common stock, 106,849 shares	—	—	534	—	(1,061)	—	—	(145)	(672)
Issuance of Class A common stock for acquisitions, 1,424,690 shares	15	—	6,776	(4,696)	—	—	—	567	2,662
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	5,121	3,961	—	—	—	2,488	11,570
Pre-acquisition distribution from Berkeley Point to CCRE						(54,758)		(15,017)	(69,775)
Acquisition of Berkeley Point	—	—	(96,927)	—	—	(441,386)	—	(237,586)	(775,899)
Purchase of Newmark noncontrolling interest	—	—	(175)	—	—	—	—	(1,140)	(1,315)
Other	—	—	1	—	—	(308)	—	1,411	1,104
Balance, September 30, 2017	$3,013	$348	$1,634,890	$41,737	$(301,236)	$(686,130)	$(8,236)	$196,486	$880,872

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage company servicing the financial and real estate markets through its two segments, Financial Services and Real Estate Services. Through the Company’s financial service brands, including BGC, GFI, Sunrise, Besso and R.P. Martin among others, the Company’s Financial Services segment specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through the Company’s electronic brands including FENICS, BGC Trader, BGC Market Data, Capitalab and Lucera, BGC Partners offers fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

Newmark Knight Frank (which may be referred to as “Newmark” or “NKF”) is a leading commercial real estate services firm. Newmark offers a full suite of services and products for both owners and occupiers across the entire commercial real estate industry. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, diligence and underwriting and government sponsored entity (“GSE”) lending and loan servicing. Newmark’s occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting, project management, lease administration and facilities management. Newmark enhances these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits. Newmark has relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

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

On September 8, 2017, the Company and one of our operating partnerships, BGC Partners, L.P., closed (the “Closing”) on the acquisition of Berkeley Point Financial LLC (“Berkeley Point”) pursuant to a Transaction Agreement, dated as of July 17, 2017, with Cantor Fitzgerald, L.P. (“Cantor”) and certain of Cantor’s affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”) and Cantor Commercial Real Estate Sponsor, L.P., the general partner of CCRE. Berkeley Point is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans. At the Closing, the Company purchased and acquired from CCRE all of the outstanding membership interests of Berkeley Point, a wholly owned subsidiary of CCRE, for an acquisition price of $875.0 million, subject to a post-closing upward or downward adjustment to the extent that the net assets of Berkeley Point as of the Closing were greater than or less than $508.6 million, (the “Berkeley Point Acquisition”). BGC paid $3.2 million of the $875.0 million acquisition price with 247,099 limited partnership units of BGC Holdings, L.P. (“BGC Holdings”), which may be exchanged over time for shares of Class A common stock of the Company, with each BGC Holdings unit valued for these purposes at the volume weighted-average price of a share of Class A common stock for the three trading days prior to the Closing. The Berkeley Point Acquisition did not include the Special Asset Servicing Group of Berkeley Point; however, Berkeley Point will continue to hold the Special Asset Servicing Group’s assets until the servicing group is transferred to CCRE at a later date in a separate transaction. Accordingly, CCRE will continue to bear the benefits and burdens of the Special Asset Servicing Group from and after the Closing (the “Special Asset Servicing Arrangement”).

Also, on September 8, 2017, the Company invested $100 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. As of September 30, 2017, the Company’s investment is accounted for under the equity method.

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

During the three months ended March 31, 2016, the Company changed the line item formerly known as “Market data and software solutions” to “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations. In addition, as of December 31, 2016, the Company changed the line item formerly known as “Accrued commissions receivable, net” to “Accrued commissions and other receivables, net” in the Company’s consolidated statements of financial condition. Reclassifications have been made to previously reported amounts to conform to the current presentation.

On November 4, 2016, the Company acquired from Cantor the 80% of the Lucera business (also known as “LFI Holdings, LLC” or “LFI”) not already owned by the Company. Lucera is a technology infrastructure provider tailored to the financial sector headquartered in New York. This transaction has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of the Company have been recast to include the financial results of Lucera in the current and prior periods as if Lucera had always been consolidated. The updated financial results of the Company are reflected in Part II, Items 7 and 8 of our 2016 Annual Report on Form 10-K.

In addition, the Berkeley Point Acquisition has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of the Company have been recast to include the financial results of Berkeley Point in the current and prior periods as if Berkeley Point had always been consolidated.

The following tables summarize the impact of the Berkeley Point Acquisition to the Company’s unaudited condensed consolidated statement of financial condition as of December 31, 2016, and to the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 (in thousands, except per share amounts):

	December 31, 2016
	As Previously Reported	Retrospective Adjustments	As Adjusted
Total assets	$3,508,400	$1,539,186	$5,047,586
Total liabilities	2,302,085	1,059,384	3,361,469
Total equity	1,153,738	479,802	1,633,540
Total liabilities, redeemable partnership interest, and equity	3,508,400	1,539,186	5,047,586

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	As Previously Reported	Retrospective Adjustments	As Adjusted	As Previously Reported	Retrospective Adjustments	As Adjusted
Income (loss) from operations before income taxes	$102,314	$42,262	$144,576	$150,908	$82,285	$233,193
Consolidated net income (loss)	72,051	42,252	114,303	105,257	82,218	187,475
Net income (loss) attributable to noncontrolling interest in subsidiaries	12,626	14,466	27,092	18,860	28,032	46,892
Net income (loss) available to common stockholders	59,425	27,786	87,211	86,397	54,186	140,583
Basic earnings (loss) per share	0.21	0.10	0.31	0.31	0.20	0.51
Diluted earnings (loss) per share	0.21	0.10	0.31	0.31	0.19	0.50

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

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern, which relates to disclosure of uncertainties about an entity’s ability to continue as a going concern. This ASU provides additional guidance on management’s responsibility to evaluate the condition of an entity and the required disclosures based on this assessment. This guidance was effective for the annual period ending after December 15, 2016. The adoption of this standard did not impact the Company’s unaudited condensed consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. The guidance was effective beginning January 1, 2016 and early adoption was permitted. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which relates to simplifying the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update were effective for the Company for the annual period beginning January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. Acquirers are no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The guidance was effective beginning January 1, 2016. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU will replace certain existing revenue recognition guidance. The guidance, as stated in ASU No. 2014-09, was initially effective beginning on January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers—Deferral of Effective Date, which defers the effective date by one year, with early adoption permitted on the original effective date. The guidance in ASU 2014-09 permits the use of either the full retrospective or modified retrospective transition method. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. The amendment has the same effective date and transition requirements as the new standard. Management  continues to evaluate the overall impact the guidance will have on the Company’s financial statements and related disclosures, as well as the method of adoption. The Company currently believes that the most significant impact of this standard on its accounting will be in its Real Estate Services segment, where revenue recognition is currently deferred when future contingencies exist. Based on the Company’s ongoing assessment, the adoption of the new revenue recognition guidance will likely result in an acceleration of certain Real Estate segment revenues that are based, in part, on future contingent events. For example, certain brokerage revenues from leasing commissions will be recognized earlier. Under current U.S. GAAP, a portion of these commissions is deferred until a future contingency is resolved (e.g., tenant move-in or payment of first month’s rent). Under the new revenue recognition model, the Company’s performance obligation will be typically satisfied at lease signing and, therefore, the portion of the commission that is contingent on a future event will likely be recognized earlier, if deemed not subject to significant reversal.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income (loss) unless the investments qualify for the new measurement alternative. Entities will also have to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income (loss). In addition, entities will be required to present enhanced disclosures of financial assets and financial liabilities. The guidance is effective beginning January 1, 2018, with early adoption of certain provisions of the ASU permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The guidance is effective beginning January 1, 2019, with early adoption permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard will become effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which makes changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard will become effective for the Company beginning January 1, 2018 and will require adoption on a retrospective basis. The adoption of this guidance will not have a material impact on the Company’s unaudited condensed consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash, which requires that the statement of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new standard will become effective for the Company beginning January 1, 2018 and will require adoption on a retrospective basis. The adoption of this guidance will not have a material impact on the Company’s unaudited condensed consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The new standard will become effective for the Company beginning January 1, 2018 and will be applied on a prospective basis.  The adoption of this guidance is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of Accounting Standards Codification 610-20, Other Income—Gains and Losses from Derecognition of Nonfinancial Assets and defines in substance nonfinancial assets. The ASU will also impact the accounting for partial sales of nonfinancial assets (including in substance real estate). Under this guidance, when an entity transfers its controlling interest in a nonfinancial asset but retains a noncontrolling ownership interest, the entity will measure the retained interest at fair value, which will result in a full gain or loss recognition upon the sale of a controlling interest in a nonfinancial asset. The standard has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Under this guidance, an entity would not apply modification accounting if the fair value, the vesting conditions, and the classification of the awards (as equity or liability) are the same immediately before and after the modification. The new standard will become effective for the Company beginning January 1, 2018, with early adoption permitted, and will be applied on a prospective basis for awards modified on or after the adoption date. The adoption of this guidance is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard will become effective for the Company beginning January 1, 2019, with early adoption permitted, and will be applied on a prospective basis and modified retrospective basis. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

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

3.	Summary of Significant Accounting Policies

In connection with the Berkeley Point Acquisition, the Company has adopted and made additions to the following significant accounting policies.

Revenue Recognition:

BGC Partners derives its revenues primarily through commissions from brokerage services, the spread between the buy and sell prices on matched principal transactions, gains from mortgage banking activities, revenues from real estate management and other services, servicing fees, fees from related parties, data, software and post-trade services, and other revenues. The following revenues are related to the Berkeley Point Acquisition:

Gains from Mortgage Banking Activities, Net:

Gains from mortgage banking activities, net are recognized when a derivative asset or liability is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Gains from mortgage banking activities, net are recognized net of related fees and commissions to affiliates or third party brokers. For loans the Company brokers, gains from mortgage banking activities are recognized when the loan is closed.

Servicing Fees:

Servicing fees are earned for servicing mortgage loans and are recognized on an accrual basis over the lives of the related mortgage loans. Also included in servicing fees, are the fees earned on borrower prepayments, interest and placement fees on borrowers’ escrow accounts and other ancillary fees.

Cash Segregated Under Regulatory Requirements:

Cash segregated under regulatory requirements represents funds received in connection with customer activities that the Company is obligated to segregate or set aside to comply with regulations mandated by authorities such as the SEC and the Financial Industry Regulatory Authority in the U.S. (“FINRA”) and the Financial Conduct Authority (“FCA”) in the United Kingdom (“U.K.”) that have been promulgated to protect customer assets. In addition, this item includes cash set aside for amounts pledged for the benefit of Fannie Mae and Freddie Mac to secure the Company’s financial guarantee liability.

Fair Value:

U.S. GAAP defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and further expands disclosures about such fair value measurements.

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

Cash Instruments – Cash instruments are generally classified within Level 1 or Level 2. The types of instruments generally classified within Level 1 include most U.S. government securities, certain sovereign government obligations, and actively traded listed equities. The Company does not adjust the quoted price for such instruments. The types of instruments generally classified within Level 2 include agency securities, most investment-grade and high-yield corporate bonds, certain sovereign government obligations, money market securities, and less liquid listed equities, state, municipal and provincial obligations.

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

In the normal course of business, the Company enters into contractual commitments to originate and sell loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers lock their interest rate within frames established by the Company (rate lock commitments). Borrowers are evaluated for creditworthiness prior to this commitment. Market risk arises if interest rates move adversely between the time of the rate lock by the borrower and the date the loan is sold to an investor.

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into a sale commitment with an investor simultaneously with the rate lock commitment entered into with the borrower (forward sale contracts). The sale contract with the investor locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

Both the rate lock commitments to borrowers and the forward sale contracts to investors are derivatives and, accordingly, are marked to fair value through our consolidated statements of operations. These derivative contracts are valued by the Company using pricing models which entail unobservable inputs, which are significant to the fair value measurement of the derivative contracts. Accordingly, the rate lock commitments and forward sale contracts are generally classified within Level 3 of the fair value hierarchy. The fair value of these derivative contracts and the related inputs include:

•	The assumed gain/loss of the expected loan sale to the investor;
•	The expected net future cash flows associated with servicing the loan;
•	The effects of interest rate movements between the date of the rate lock and the balance sheet date; and
•	The nonperformance risk of both the counterparty and the Company.

The fair value of the Company’s forward sale contracts to investors considers the effects of interest rate movements and the market price movement of the same type of security, between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

The gain/loss of the expected loan sale to the investor, considers the amount that the Company has discounted the price to the borrower from par for competitive reasons, if at all, and the expected net cash flows from servicing to be received upon sale of the loan. The fair value of the expected net future cash flows associated with servicing the loan is calculated pursuant to the valuation techniques described in Note 16— “Mortgage servicing rights, net.”

To calculate the effects of interest rate movements, the Company uses applicable U.S. Treasury prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.

The fair value of the Company’s rate lock commitments and forward sale contracts is adjusted to reflect the risk that the agreement will not be fulfilled. The Company’s exposure to nonperformance in rate lock and forward sale contracts is represented by the contractual amount of those instruments. Given the credit quality of our counterparties, the short duration of rate lock commitments and forward sale contracts, and the Company’s historical experience with the agreements, management does not believe the risk of nonperformance by the Company’s counterparties to be significant.

Loans held for sale – Loans held for sale are included in Level 2 of the fair value hierarchy. Loans are classified as Level 2 when the Company enters into an agreement to sell funded loans to third party investors at an observable price. The loans are collateralized by a single commercial real estate property or a portfolio of properties. The fair value of the Company’s Loans held for sale include the gain/loss for pricing discounts, the expected net future cash flows, and the effect of interest rate movements, as described above under Derivative contracts for rate lock commitments and forward sale contracts.

See Note 13— “Fair Value of Financial Assets and Liabilities,” for more information on the fair value of financial assets and liabilities.

Transfer of Financial Assets:

The Company distributes its commercial mortgage loans primarily through the government sponsored enterprises’ (“GSEs”) distribution channel which generally involves (a) Freddie Mac purchasing the Company’s loan for cash, (b) Fannie Mae securitizing the Company’s loan into a mortgage-backed security (“MBS”) guaranteed by Fannie Mae and the Company selling the MBS to a third party for cash, or (c) Federal Housing Authority (“FHA”) guaranteeing the credit risk of the Company’s loan, the Company issuing a Ginnie Mae MBS collateralized by the loan, and the Company selling the MBS for cash.

As part of its distribution activities, the Company accounts for the transfer of financial assets in accordance with U.S. GAAP guidance for Transfers and Servicing. In accordance with this guidance, the transfer of financial assets between two entities must meet the following criteria for derecognition and sale accounting:

•	The transfer must involve a financial asset, group of financial assets or a participating interest;
•	The financial assets must be isolated from the transferor and its consolidated affiliates as well as its creditors;
•	The transferee or beneficial interest holders must have the right to pledge or exchange the transferred financial assets; and
•	The transferor may not maintain effective control of the transferred assets.

The Company determined that all loans sold during the periods presented met these specific conditions and accounted for all transfers of loans held for sale as completed sales.

Loans Held for Sale (“LHFS”):

The Company maintains commercial mortgage loans for the purpose of sale to GSEs. Prior to funding, the Company enters into an agreement to sell the loans to third party investors at a fixed price. During the period prior to sale, interest income is calculated and recognized in accordance with the terms of the individual loan. LHFS are recorded at fair value, as the Company has elected the fair value option. The primary reasons the Company has elected to account for loans backed by commercial real estate under the fair value option, are to better offset the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges.

Mortgage Servicing Rights, Net (“MSRs”):

The Company initially recognizes and measures the rights to service mortgage loans at fair value and subsequently measures them using the amortization method. The Company recognizes rights to service mortgage loans as separate assets at the time the underlying originated mortgage loan is sold and the value of those rights is included in the determination of the gain on loans held for sale.

Purchased MSRs, including MSRs purchased from CCRE, are initially recorded at fair value and subsequently measured using the amortization method.

The Company receives up to a 3 basis point servicing fee and/or up to a 1 basis point surveillance fee on certain Freddie Mac loans after the loan is securitized in a Freddie Mac pool (the “Freddie Mac Strip”).  The Freddie Mac Strip is also recognized at fair value and subsequently measured using the amortization method, but is recognized as an MSR at the securitization date.

MSRs are assessed for impairment, at least on an annual basis, based upon the fair value of those rights as compared to the amortized cost. Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. In using this valuation method, the Company incorporates assumptions that management believes market participants would use in estimating future net servicing income. It is reasonably possible such estimates may change. The Company amortizes the MSRs in proportion to, and over the period of, the estimated net servicing income.  For purposes of impairment evaluation and measurement, the Company stratifies MSRs based on predominant risk characteristics of the underlying loans, primarily by investor type (Fannie Mae/Freddie Mac, FHA/GNMA, CMBS, and other).  To the extent that the carrying value exceeds fair value of a specific MSR strata, a valuation allowance is established, which is adjusted in the future as the fair value of MSRs increases or decreases. Reversals of valuation allowances cannot exceed the amortized cost.

Warehouse Notes Payable:

Warehouse notes payable are borrowings under warehouse line agreements. The carrying amounts approximate fair value due to the short-term maturity of these instruments. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third party purchase commitments. The borrowing rates on the warehouse lines are based on short-term LIBOR plus applicable margins. Accordingly, warehouse notes payable are typically classified within Level 2 of the fair value hierarchy.

Financial Guarantee Liability:

The Company recognizes a liability in connection with the guarantee provided to Fannie Mae under the Delegated Underwriting and Servicing Program (“DUS”) and Freddie Mac under the Targeted Affordable Housing Program (“TAH”). The financial guarantee liability requires the Company to make payments to the guaranteed party based on the borrower’s failure to meet its obligations. The liability is adjusted through provisions charged or reversed through operations.

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

In addition, the Company has loan commitments to extend credit to third parties. The commitments to extend credit are for mortgage loans at a specific rate (rate lock commitments). These commitments generally have fixed expiration dates or other termination clauses and may require a fee. The Company is committed to extend credit to the counterparty as long as there is no violation of any condition established in the commitment contracts. For certain of these loan commitments, the Company simultaneously enters into an agreement to deliver such mortgages to third party investors at a fixed price (forward sale contracts). Both the origination and delivery commitment qualify as derivative financial instruments.

U.S. GAAP requires that an entity recognize all derivative contracts as either assets or liabilities in the consolidated statements of financial condition and measure those instruments at fair value. The fair value of all derivative contracts is recorded on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Derivative contracts are recorded as part of receivables from or payables to broker-dealers, clearing organizations, customers and related broker-dealers in the Company’s consolidated statements of financial condition.

4.	Acquisitions

Berkeley Point

On September 8, 2017, the Company completed the Berkeley Point Acquisition for an acquisition price of $875.0 million, with $3.2 million of the acquisition price paid in units of BGC Holdings. As the Company purchased and acquired Berkeley Point from CCRE, an affiliate of Cantor, this transaction has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of the Company have been recast to include the financial results of Berkeley Point in the current and prior periods presented.

The assets and liabilities of Berkeley Point have been recorded in the Company’s unaudited condensed consolidated statements of financial condition at the seller’s historical carrying value. The excess of the purchase price over Berkeley Point’s net assets was accounted for as an equity transaction for the nine months ended September 30, 2017 (the period in which the transaction occurred). For additional information, see Note 1—“Organization and Basis of Presentation.”

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the carrying amounts of existing assets and liabilities and their respective tax basis. Accordingly, a deferred tax asset of $99.1 million has been recorded against equity for the period ended September 30, 2017, for the basis difference between Berkeley Point’s net assets and its tax basis.

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

Lucera

On November 4, 2016, the Company acquired from Cantor the 80% of the Lucera business (also known as “LFI Holdings, LLC” or “LFI”) not already owned by the Company. This transaction has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of the Company have been recast to include the financial results of Lucera in the current and prior periods.

The assets and liabilities of Lucera have been recorded in the Company’s unaudited condensed consolidated statements of financial condition at the seller’s historical carrying value. The excess of the purchase price over Lucera’s net assets was accounted for as an equity transaction for the year ended December 31, 2016 (the period in which the transaction occurred). For additional information, see Note 1—“Organization and Basis of Presentation.”

Integra Realty Resources

On September 7, 2017, the Company announced that it had completed the acquisition of six Integra Realty Resources (“IRR”) offices (Washington DC, Baltimore, Wilmington DE, New York/New Jersey, Philadelphia and Atlanta). IRR provides commercial real estate valuation and advisory services.

Commercial Real Estate Consulting Firm

On July 26, 2017, the Company acquired an approximately 50% controlling interest, and Cantor owns a 25% noncontrolling interest, in a commercial real estate consulting and advisory services firm which services a variety of commercial real estate clients, including lenders, investment banks, and investors and is headquarters in New York, NY. Their core competencies include: underwriting, modeling, structuring, due diligence and asset management.

Other Acquisitions

During the nine months ended September 30, 2017, and the year ended December 31, 2016, there were several smaller acquisitions in both the Financial Services and Real Estate Services segments. The aggregate consideration paid for these acquisitions was not material.

Total Consideration

The total consideration for all acquisitions during the nine months ended September 30, 2017 was approximately $1.0 billion in total fair value, comprised of cash, shares of BGC Class A common stock and BGC Holdings limited partnership units, of which $13.7 million may be issued contingent on certain targets being met through 2022. Excluding the Berkeley Point Acquisition, the excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $74.3 million.

The total consideration for acquisitions during the year ended December 31, 2016 was approximately $139.0 million in total fair value, comprised of cash, shares of the Company’s Class A common stock and BGC Holdings limited partnership units, of which $28.1 million may be issued contingent on certain targets being met through 2022. Excluding the acquisition of Lucera, the excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $37.1 million. The goodwill figure includes measurement period adjustments of approximately $16.3 million recorded during the nine months ended September 30, 2017.

Except for Berkeley Point and Lucera, the results of operations of the Company’s acquisitions have been included in the Company’s unaudited condensed consolidated financial statements subsequent to their respective dates of acquisition. The Company has made a preliminary allocation of the consideration to the assets acquired and liabilities assumed as of the acquisition date, and expects to finalize its analysis with respect to acquisitions within the first year after the completion of the transaction. Therefore, adjustments to preliminary allocations may occur.

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

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$81,529	$87,211	$171,274	$140,583
Basic weighted-average shares of common stock outstanding	288,308	278,601	286,200	276,144
Basic earnings (loss) per share	$0.28	$0.31	$0.60	$0.51

Fully diluted EPS is calculated utilizing net income (loss) available to common stockholders plus net income allocations to the limited partnership interests in BGC Holdings, as well as adjustments related to the interest expense on convertible notes, if applicable (see Note 21—“Long-term Debt, Collateralized and Short-term Borrowings”), as the numerator. The denominator is comprised of the Company’s weighted-average number of outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of common stock, including convertible notes, stock options and RSUs. The limited partnership interests generally are potentially exchangeable into shares of Class A common stock and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fully diluted (loss) earnings per share
Net income (loss) available to common stockholders	$81,529	$87,211	$171,274	$140,583
Allocations of net income (loss) to limited partnership interests in BGC Holdings, net of tax	45,966	44,693	94,727	72,147
Interest expense on convertible notes, net of tax	—	253	—	3,297
Net income (loss) for fully diluted shares	$127,495	$132,157	$266,001	$216,027
Weighted-average shares:
Common stock outstanding	288,308	278,601	286,200	276,144
Partnership units[1]	167,287	147,222	163,325	144,341
Convertible notes	—	2,121	—	11,495
RSUs (Treasury stock method)	539	423	505	425
Other	1,207	1,394	1,318	2,308
Fully diluted weighted-average shares of common stock outstanding	457,341	429,761	451,348	434,713
Fully diluted earnings (loss) per share	$0.28	$0.31	$0.59	$0.50

[1]	Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings” for more information).

For the three months ended September 30, 2017, there were no potentially dilutive securities excluded from the computation of fully diluted EPS, for being anti-dilutive. For the three months ended September 30, 2016, approximately 1.0 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. For the nine months ended September 30, 2017 and 2016, respectively, approximately 0.2 million and 1.2 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. In both periods, these were securities or other contracts (RSUs and/or stock options) to issue shares of common stock.

Additionally, as of September 30, 2017 and 2016, respectively, approximately 3.1 million and 3.9 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

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

Changes in shares of the Company’s Class A common stock outstanding for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares outstanding at beginning of period	251,057,086	241,292,033	244,869,624	219,063,365
Share issuances:
Exchanges of limited partnership interests[1]	1,434,050	2,947,876	6,795,187	6,269,630
Issuance of Class A common stock for general corporate purposes	—	—	—	1,648,000
Vesting of restricted stock units (RSUs)	42,295	81,873	479,313	569,344
Acquisitions	82,907	125,111	1,424,690	24,854,144
Other issuances of Class A common stock	11,874	250,219	45,490	292,524
Treasury stock repurchases	(295,871)	(1,341,947)	(1,246,365)	(9,326,182)
Forfeitures of restricted Class A common stock	(71,251)	(43,657)	(106,849)	(59,317)
Shares outstanding at end of period	252,261,090	243,311,508	252,261,090	243,311,508

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

The Company did not issue any shares of Class B common stock during the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017 and 2016, there were 34,848,107 shares of the Company’s Class B common stock outstanding.

Controlled Equity Offering

The Company has entered into a controlled equity offering (“CEO”) sales agreement with CF&Co (“November 2014 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under its CEO sales agreements are used primarily for redemptions and exchanges of limited partnership interests in BGC Holdings. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of September 30, 2017, the Company has sold 19,457,181 shares of Class A common stock under the November 2014 Sales Agreement. For additional information, see Note 17—“Related Party Transactions.”

On April 12, 2017, the Company entered into a CEO sales agreement with CF&Co (“April 2017 Sales Agreement”) on the same terms as above, pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. As of September 30, 2017, the Company has not sold any shares of Class A common stock under the April 2017 Sales Agreement.

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in the Company’s subsidiaries. On February 7, 2017, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of September 30, 2017, the Company had approximately $228.6 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units. The table below represents unit redemption and share repurchase activity for the three and nine months ended September 30, 2017:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions[1,2]
January 1, 2017—March 31, 2017	2,927,758	$10.84
April 1, 2017—June 30, 2017	1,908,867	$11.14
July 1, 2017—September 30, 2017	1,675,330	$12.58
Total Redemptions	6,511,955	$11.38
Repurchases[3,4]
January 1, 2017—March 31, 2017	552,955	$11.07
April 1, 2017—June 30, 2017	397,539	11.25
July 1, 2017—July 31, 2017	19,806	12.99
August 1, 2017—August 31, 2017	56,827	12.95
September 1, 2017—September 30, 2017	219,238	13.56
Total Repurchases	1,246,365	$11.68
Total Redemptions and Repurchases	7,758,320	$11.43	$228,572,015

[1]

During the three months ended September 30, 2017, the Company redeemed approximately 1.2 million limited partnership units at an aggregate redemption price of approximately $16.0 million for an average price of $12.97 per unit and approximately 0.4 million FPUs at an aggregate redemption price of approximately $5.0 million for an average price of $11.48 per unit. During the three months ended September 30, 2016, the Company redeemed approximately 2.3 million limited partnership units at an aggregate redemption price of approximately $20.6 million for an average price of $8.90 per unit and approximately 132.7 thousand FPUs at an aggregate redemption price of approximately $1.2 million for an average price of $8.81 per unit.

[2]

During the nine months ended September 30, 2017, the Company redeemed approximately 5.8 million limited partnership units at an aggregate redemption price of approximately $66.1 million for an average price of $11.40 per unit and approximately 0.7 million FPUs at an aggregate redemption price of approximately $8.0 million for an average price of $11.19 per unit. During the nine months ended September 30, 2016, the Company redeemed approximately 4.8 million limited partnership units at an aggregate purchase price of approximately $42.2 million for an average price of $8.87 per unit and approximately 272.9 thousand FPUs at an aggregate redemption price of approximately $2.3 million for an average price of $8.48 per unit.

3.

During the three months ended September 30, 2017, the Company repurchased approximately 0.3 million shares of its Class A common stock at an aggregate purchase price of approximately $4.0 million for an average price of $13.41 per share. During the three months ended September 30, 2016, the Company repurchased approximately 1.3 million shares of its Class A common stock at an aggregate purchase price of approximately $11.9 million for an average price of $8.90 per share.

4.

During the nine months ended September 30, 2017, the Company repurchased approximately 1.2 million shares of its Class A common stock at an aggregate purchase price of approximately $14.6 million for an average price of $11.68 per share. During the nine months ended September 30, 2016, the Company repurchased approximately 9.3 million shares of its Class A common stock at an aggregate purchase price of approximately $81.7 million for an average price of $8.77 per share.

The table above represents the gross unit redemptions and share repurchases of the Company’s Class A common stock during the nine months ended September 30, 2017. Approximately 5.4 million of the 6.5 million units above were redeemed using cash from the Company’s CEO program, and therefore did not impact the fully diluted number of shares and units outstanding. The remaining redemptions along with the Class A common stock repurchases resulted in a 2.3 million reduction in the fully diluted share count. This net reduction cost the Company approximately $27.0 million (or $11.52 per share/unit) during the nine months ended September 30, 2017. This reduction partially offset the overall growth in the fully diluted share count which resulted from shares issued for equity-based compensation, front office hires and acquisitions.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$52,577	$57,145
Consolidated net income allocated to FPUs	6,014	5,588
Earnings distributions	(3,740)	(4,067)
FPUs exchanged	(985)	(1,890)
FPUs redeemed	(2,270)	(334)
Other	412	(1)
Balance at end of period	$52,008	$56,441

7.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $32.1 million as of September 30, 2017 and $35.4 million as of December 31, 2016. For additional information, see Note 13—“Fair Value of Financial Assets and Liabilities.”

8.	Collateralized Transactions

Reverse Repurchase Agreements and Repurchase Agreements

Securities purchased under agreements to resell (“Reverse Repurchase Agreements”) and Securities sold under agreements to repurchase (“Repurchase Agreements”) are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased or resold, including accrued interest. It is the Company’s policy to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under Reverse Repurchase Agreements. Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.

As of September 30, 2017, the Company had no reverse repurchase agreements. As of December 31, 2016, Cantor facilitated Reverse Repurchase Agreements between the Company and Cantor in the amount of $54.7 million as part of the Company’s cash management strategy. U.S. Treasury or other fixed income securities were received from Cantor as collateral for the fair value of the Reverse Repurchase Agreement.

As of September 30, 2017, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.8 million for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreement. As of December 31, 2016, the Company had no Repurchase Agreements.

Warehouse Notes Payable

The Company uses its warehouse lines and a repurchase agreement to fund mortgage loans originated under its various lending programs. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third party purchase commitments. As of September 30, 2017, the Company had the following lines available and borrowings outstanding (in thousands):

		September 30, 2017
	Committed Lines	Uncommitted Lines	Total	Stated Spread to One Month LIBOR	Rate Type
Warehouse line due June 20, 2018[1]	$450,000	$-	$241,764	135 bps	Variable
Warehouse line due September 25, 2018	200,000	-	119,779	130 bps	Variable
Warehouse line due October 12, 2017[2]	300,000	-	274,789	135 bps	Variable
Fannie Mae repurchase agreement, open maturity	-	325,000	23,400	120 bps	Variable
	$950,000	$325,000	$659,732

1 On October 18, 2017, the stated spread to One Month LIBOR was reduced to 130 bps.

2 On October 11, 2017, the maturity date was extended until October 11, 2018 and the stated spread to One Month LIBOR was reduced by 130 bps.

As of December 31, 2016, the Company had the following lines available and borrowings outstanding (in thousands):

		December 31, 2016
	Committed Lines	Uncommitted Lines	Total	Stated Spread to One Month LIBOR	Rate Type
Warehouse line due April 21, 2017	$450,000	$-	$43,356	135 bps	Variable
Warehouse line due September 25, 2017	200,000	-	34,628	135 bps	Variable
Warehouse line due October 12, 2017	200,000	-	23,833	135 bps	Variable
Fannie Mae repurchase agreement, open maturity	-	325,000	156,152	120 bps	Variable
	$850,000	$325,000	$257,969

In connection with these warehouse notes payable, the Company is required to meet a number of financial covenants, including maintaining a minimum of $15.0 million of cash and cash equivalents. The Company was in compliance with all covenants as of September 30, 2017 and December 31, 2016 and for three and nine months ended September 30, 2017 and 2016.

Securities Loaned

As of September 30, 2017, the Company had Securities loaned transactions of $135.1 million with Cantor. The market value of the securities lent was $135.9 million. As of September 30, 2017, the cash collateral received from Cantor bore interest rates ranging from 1.3% to 2.0%. As of December 31, 2016, the Company had no Securities loaned transactions.

9.	Marketable Securities

Marketable securities consist of the Company’s ownership of various investments. The investments had a fair value of $259.4 million and $164.8 million as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, the Company held marketable securities classified as trading securities with a market value of $248.2 million and $154.8 million, respectively. These securities are measured at fair value, with any changes in fair value recognized currently in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended September 30, 2017 and 2016, the Company recognized realized and unrealized net gains of $12.8 million and $6.1 million, respectively, related to the mark-to-market on these shares and any related hedging transactions when applicable. During the nine months ended September 30, 2017 and 2016, the Company recognized a realized and unrealized net gain of $24.3 million and $12.8 million, respectively, related to the mark-to-market on these shares and any related hedging transaction when applicable.

In connection with the Company’s sale of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, on June 28, 2013, the Company will receive a remaining earn-out of up to 9,922,470 shares of Nasdaq common stock ratably over the next approximately 10 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues for each fiscal year beginning July 1. During the three months ended September 30, 2017 and 2016, in connection with the Nasdaq earn-out, the Company recognized gains of $77.0 million and $67.0 million, respectively, in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

As of September 30, 2017 and December 31, 2016, the Company held marketable securities classified as available-for-sale with a market value of $11.3 million and $10.0 million, respectively. These securities are measured at fair value, with unrealized gains or losses included as part of “Other comprehensive income (loss)” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss). During the three months ended September 30, 2017 and 2016, the Company recognized a gain of $0.5 million related to these marketable securities classified as available-for-sale. During the nine months ended September 30, 2017 and 2016, the Company recognized a gain of $1.2 million and a loss of $0.7 million, respectively, related to these marketable securities classified as available-for-sale.

During the nine months ended September 30, 2017, the Company sold marketable securities with a market value of $7.8 million at the time of sale. The Company did not purchase any marketable securities during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company sold marketable securities with a market value of $618.1 million at the time of sale and purchased marketable securities with a market value of $68.4 million.

10.	Loans Held for Sale

Loans held for sale represent originated loans that are typically sold within 45 days from the date that the mortgage loan is funded. The Company initially and subsequently measures all loans held for sale at fair value on the accompanying unaudited condensed consolidated statement of financial condition. This fair value measurement falls within the definition of a Level 2 measurement (significant other observable inputs) within the fair value hierarchy. For additional information, see Note 13 – “Fair Value of Financial Assets and Liabilities.” Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges.  Loans held for sale had a cost basis and fair value as follows (in thousands):

	September 30, 2017	December 31, 2016
Cost basis	$659,825	$1,074,429
Fair Value	660,332	1,071,836

As of September 30, 2017 and December 31, 2016, respectively, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. Interest income on Loans held for sale was $5.7 million and $5.1 million for the three months ended September 30, 2017 and 2016, respectively, and was $24.9 million and $15.1 million for the nine months ended September 30, 2017 and 2016, respectively.  Interest income on Loans held for sale is included as part of “Interest income” in the Company’s unaudited condensed consolidated statements of operations.

11.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s marketable securities (see Note 12—“Derivatives”). As of September 30, 2017 and December 31, 2016, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$2,136,066	$344,962
Receivables from clearing organizations	147,058	135,175
Other receivables from broker-dealers and customers	3,562	13,993
Net pending trades	7,859	—
Open derivative contracts	15,568	23,351
Total	$2,310,113	$517,481
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$2,005,492	$301,873
Payables to clearing organizations	96,800	22,170
Other payables to broker-dealers and customers	13,847	19,581
Net pending trades	—	29,962
Open derivative contracts	3,952	11,236
Total	$2,120,091	$384,822

A portion of these receivables and payables are with Cantor. See Note 17—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of September 30, 2017 have subsequently settled at the contracted amounts.

12.	Derivatives

The Company also enters into commitments to extend credit for mortgage loans at a specific rate (“Rate lock commitments”) and commitments to deliver these loans to third party investors at a fixed price (which are included in forwards in the below disclosure). In the normal course of operations, the Company also enters into other derivative contracts. These derivative contracts primarily consist of foreign exchange swaps, foreign exchange/commodities options, and interest rate swaps. The Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies.

Derivative contracts can be exchange-traded or OTC. Exchange-traded derivatives typically fall within Level 1 or Level 2 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. The Company generally values exchange-traded derivatives using their closing prices. OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy. However, some derivative contracts held by the Company, such as rate lock commitments and forwards related to mortgage loans, are valued by the Company using pricing models that entail unobservable inputs, which are significant to the fair value measurement of the derivative contracts. Accordingly, such derivative contracts are generally classified within Level 3 of the fair value hierarchy.

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

	September 30, 2017		December 31, 2016
Derivative contract	Assets	Liabilities	Assets	Liabilities
Forwards	$6,436	$594	$17,859	$36
Rate lock commitments	4,678	863	2,100	9,670
Foreign exchange swaps	3,129	1,740	2,946	977
Foreign exchange/commodities options	1,013	313	244	41
Interest rate swaps	245	—	202	—
Futures	67	442	—	512
Total	$15,568	$3,952	$23,351	$11,236

The notional amounts of these derivative contracts at September 30, 2017 and December 31, 2016 were $16.7 billion and $13.6 billion, respectively. At September 30, 2017, the notional amounts primarily consisted of long futures of $7.1 billion and short futures of $7.2 billion. As of September 30, 2017, these notional values of long and short futures contracts were primarily related to fixed income futures in a consolidated VIE acquired in the acquisition of GFI, of which the Company’s exposure to economic loss is approximately $2.6 million. The remaining notional amounts as of September 30, 2017 consisted of foreign exchange swaps of $1.1 billion, forwards related to mortgage loans of $0.9 billion, and rate lock commitments of $0.2 billion.

The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. Certain of the Company’s foreign exchange swaps are with Cantor. See Note 17—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position at September 30, 2017 was $15.6 million.

The change in fair value of interest rate swaps, futures, foreign exchange/commodities options, foreign exchange swaps, and generic forwards is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments and forwards related to mortgage loans are reported as part of “Gains from mortgage banking activities, net” in the Company’s consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $1.8 million of expenses, which are reported as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative contract	2017	2016	2017	2016
Futures	$2,091	$2,356	$5,790	$6,824
Interest rate swaps	8	15	39	28
Foreign exchange swaps	142	306	1,111	563
Foreign exchange/commodities options	3,004	2,735	9,632	9,292
Equity options	—	722	—	4,551
Rate lock commitments and forwards	10,236	5,182	10,236	5,334
Gain	$15,481	$11,316	$26,808	$26,592

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

As required by FASB guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under FASB guidance at September 30, 2017 and December 31, 2016 (in thousands):

	Assets at Fair Value at September 30, 2017
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Loans held for sale	$—	$660,332	$—	$—	$660,332
Marketable securities	259,442	—	—	—	259,442
Government debt	32,019	—	—	—	32,019
Securities owned—Equities	102	—	—	—	102
Forwards	—	16	6,422	(2)	6,436
Rate lock commitments	—	—	4,678	—	4,678
Foreign exchange swaps	—	4,078	—	(949)	3,129
Foreign exchange/commodities options	1,013	—	—	—	1,013
Interest rate swaps	—	245	—	—	245
Futures	—	67	—	—	67
Total	$292,576	$664,738	$11,100	$(951)	$967,463

	Liabilities at Fair Value at September 30, 2017
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$2,689	$—	$(949)	$1,740
Rate lock commitments	—	—	863	—	863
Forwards	—	429	167	(2)	594
Futures	—	442	—	—	442
Foreign exchange/commodities options	313	—	—	—	313
Contingent consideration	—	—	71,406	—	71,406
Total	$313	$3,560	$72,436	$(951)	$75,358

	Assets at Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Loans held for sale	$—	$1,071,836	$—	$—	$1,071,836
Marketable securities	164,820	—	—	—	164,820
Government debt	35,190	—	—	—	35,190
Securities owned—Equities	167	—	—	—	167
Forwards	—	57	17,824	(22)	17,859
Foreign exchange swaps	—	3,441	—	(495)	2,946
Rate lock commitments	—	—	2,100	—	2,100
Foreign exchange/commodities options	244	—	—	—	244
Interest rate swaps	—	202	—	—	202
Total	$200,421	$1,075,536	$19,924	$(517)	$1,295,364

	Liabilities at Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Rate lock commitments	$—	$—	$9,670	$—	$9,670
Foreign exchange swaps	—	1,472	—	(495)	977
Futures	—	512	—	—	512
Foreign exchange/commodities options	41	—	—	—	41
Forwards	—	58	—	(22)	36
Contingent consideration	—	—	66,004	—	66,004
Total	$41	$2,042	$75,674	$(517)	$77,240

Level 3 Assets and Liabilities

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2017 are as follows (in thousands):

	Opening Balance as of July 1, 2017	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at September 30, 2017	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2017
Assets
Rate lock commitments and forwards, net	$10,566	$10,070	$—	$—	$(10,566)	$10,070	$10,070
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$69,003	$(1,959)	$(884)	$1,262	$(1,702)	$71,406	$(2,844)

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2016 are as follows (in thousands):

	Opening Balance as of July 1, 2016	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at September 30, 2016	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2016
Assets
Rate lock commitments and forwards, net	$5,115	$5,182	$-	$-	$(5,115)	$5,182	$5,182
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$72,854	$16,571	$53	$5,631	$(1,299)	$60,562	$(643)

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2017 are as follows (in thousands):

	Opening Balance as of January 1, 2017	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at September 30, 2017	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2017
Assets
Rate lock commitments and forwards, net	$10,254	$10,070	$-	$-	$(10,254)	$10,070	$10,070
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$66,004	$(5,946)	$(2,043)	$9,624	$(12,211)	$71,406	$(7,990)

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2016 are as follows (in thousands):

	Opening Balance as of January 1, 2016	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at September 30, 2016	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2016
Assets
Rate lock commitments and forwards, net	$6,300	$5,182	$-	$-	$(6,300)	$5,182	$5,182
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$75,061	$15,258	$131	$7,042	$(6,152)	$60,562	$(1,878)

1 Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

The following tables present information about the offsetting of derivative instruments and collateralized transactions as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Forwards	$6,438	$(2)	$6,436	$—	$—	$6,436
Rate lock commitments	4,678	—	4,678	—	—	4,678
Foreign exchange swaps	4,078	(949)	3,129	—	—	3,129
Foreign exchange/commodities options	1,013	—	1,013	—	—	1,013
Interest rate swaps	245	—	245	—	—	245
Futures	67	—	67	—	—	67
Total	$16,519	$(951)	$15,568	$—	$—	$15,568
Liabilities
Foreign exchange swaps	$2,689	$(949)	$1,740	$—	$—	$1,740
Rate lock commitments	863	—	863	—	—	863
Forwards	596	(2)	594	—	—	594
Futures	442	—	442	—	—	442
Foreign exchange/commodities options	313	—	313	—	—	313
Total	$4,903	$(951)	$3,952	$—	$—	$3,952

	December 31, 2016
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Forwards	$17,881	$(22)	$17,859	$—	$—	$17,859
Foreign exchange swaps	3,441	(495)	2,946	—	—	2,946
Rate lock commitments	2,100	—	2,100	—	—	2,100
Foreign exchange/commodities options	244	—	244	—	—	244
Interest rate swaps	202	—	202	—	—	202
Total	$23,868	$(517)	$23,351	$—	$—	$23,351
Liabilities
Rate lock commitments	$9,670	$—	$9,670	$—	$—	$9,670
Foreign exchange swaps	1,472	(495)	977	—	—	977
Futures	512	—	512	—	—	512
Foreign exchange/commodities options	41	—	41	—	—	41
Forwards	58	(22)	36	—	—	36
Total	$11,753	$(517)	$11,236	$—	$—	$11,236

Certain of the Company’s foreign exchange swaps are with Cantor. See Note 17—“Related Party Transactions,” for additional information related to these transactions.

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of September 30, 2017
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Rate lock commitments	$4,678	$863	Discounted cash flow model and other observable market data	Counterparty credit risk	N/A	N/A
Forwards	$6,422	$167	Discounted cash flow model and other observable market data	Counterparty credit risk	N/A	N/A
Accounts payable, accrued and other liabilities:
Contingent consideration	$—	$71,406	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	3.3%-10.4% 75%-100%	7.8% 97%[1]

[1]	The probability of meeting the earnout targets as of September 30, 2017 was based on the acquired businesses’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2016
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Rate lock commitments	$2,100	$9,670	Discounted cash flow model and other observable market data	Counterparty credit risk	N/A	N/A
Forwards	$17,824	$—	Discounted cash flow model and other observable market data	Counterparty credit risk	N/A	N/A
Accounts payable, accrued and other liabilities:
Contingent consideration	$—	$66,004	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	3.3%-9.6% 75%-100%	6.5% 97%[1]

[1]	The probability of meeting the earnout targets as of December 31, 2016 was based on the acquired businesses’ projected future financial performance, including revenues.

Valuation Processes – Level 3 Measurements

Valuations for rate lock commitments, forwards, and contingent consideration are conducted by the Company. Each reporting period, the Company updates unobservable inputs. The Company has a formal process to review the material accuracy of changes in fair value.

Sensitivity Analysis – Level 3 Measurements

The significant unobservable input used in the fair value of the Company’s rate lock commitments and forwards is the counterparty credit risk. The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. As of September 30, 2017 and December 31, 2016, the present value of expected payments related to the Company’s contingent consideration was $71.4 million and $66.0 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $88.8 million and $81.3 million, respectively.

14.	Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability

The Company is a party to a Credit Enhancement Agreement (“CEA”) dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”).  Under the terms of these agreements, DB Cayman provides the Company with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss sharing (see Note 25—“Financial Guarantee Liability”) in the Company’s servicing portfolio as of March 9, 2012. DB Cayman will also reimburse the Company for any losses incurred due to violation of underwriting and serving agreements that occurred prior to March 9, 2012. For the nine months ended September 30, 2017 and 2016, respectively, there were no reimbursements under this agreement.

Credit enhancement receivable

As of September 30, 2017, the Company had $18.3 billion of credit risk loans in its servicing portfolio with a maximum pre-credit enhancement loss exposure of $5.2 billion. The Company had a form of credit protection from DB Cayman on $4.4 billion of credit risk loans with a maximum loss exposure coverage of $1.3 billion.  The amount of the maximum loss exposure without any form of credit protection from DB Cayman is $3.9 billion.

As of December 31, 2016, the Company had $16.9 billion of credit risk loans in its servicing portfolio with a maximum pre-credit enhancement loss exposure of $4.7 billion. The Company had a form of credit protection from DB Cayman on $5.5 billion of credit risk loans with a maximum loss exposure coverage of $1.6 billion. The amount of the maximum loss exposure without any form of credit protection from DB Cayman is $3.1 billion.

As of September 30, 2017 and December 31, 2016, the credit enhancement receivable was $11 thousand and $156 thousand, respectively, and is included as part of “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition.

Credit enhancement deposit

The CEA required the DB Entities to deposit $25 million into the Company’s Fannie Mae restricted liquidity account (see Note 28—“Regulatory Requirements”), which the Company is required to return to DB Cayman, less any outstanding claims, on March 9, 2021. The $25 million deposit is included in “Cash segregated under regulatory requirements” and the offsetting liability in “Accounts payable, accrued and other liabilities” in the accompanying unaudited condensed consolidated statements of financial condition.

Contingent liability

Under the CEA, the Company is required to pay DB Cayman on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25 million, and (b) the Company’s unreimbursed loss sharing payments from March 9, 2012 through March 9, 2021 on the Company’s servicing portfolio as of March 9, 2012.

As of September 30, 2017 and December 31, 2016, the contingent liability was $10.7 million and $10.4 million, respectively, and is included as part of “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

15.	Gains from Mortgage Banking Activities, Net

Gains from mortgage banking activities, net consist of the following activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loan origination related fees and sales premiums, net	$19,772	$23,372	$66,673	$48,122
Fair value of expected net future cash flows from servicing recognized at commitment, net	25,683	42,005	97,590	90,887
Gains from mortgage banking activities, net	$45,455	$65,377	$164,263	$139,009

16.	Mortgage Servicing Rights, Net

The changes in the carrying amount of mortgage servicing rights for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Mortgage Servicing Rights
Beginning balance	$381,908	$292,809	$347,558	$271,849
Additions	29,549	46,293	98,814	92,555
Purchases from an affiliate	—	198	577	2,379
Purchases from third parties	—	3,465	—	3,465
Amortization	(19,183)	(15,278)	(54,675)	(42,761)
Ending balance	$392,274	$327,487	$392,274	$327,487

Valuation Allowance
Beginning balance	$(5,481)	$(11,377)	$(7,742)	$(7,936)
Decrease (increase)	(658)	(2,181)	1,603	(5,622)
Ending balance	(6,139)	(13,558)	(6,139)	(13,558)
Net balance	$386,135	$313,929	$386,135	$313,929

On July 21, 2016, the Company purchased the mortgage servicing rights to a portfolio of FHA/GNMA construction loans from an unaffiliated third party for $3.8 million.

The amount of contractually specified servicing fees (including primary and special servicing fees) and ancillary fees (including yield maintenance fees) earned by the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Servicing fees	$24,721	$19,985	$70,505	$56,617
Escrow interest and placement fees	2,835	945	6,315	2,584
Ancillary fees	1,501	1,572	3,909	2,998
Total Servicing fees	$29,057	$22,502	$80,729	$62,199

The Company’s primary servicing portfolio as of September 30, 2017 and December 31, 2016 was approximately $53.4 billion and $50.6 billion, respectively. The Company’s special servicing portfolio at September 30, 2017 and December 31, 2016 was $4.9 billion and $5.1 billion, respectively.

The estimated fair value of Mortgage servicing rights, net as of September 30, 2017 and December 31, 2016 was $403.5 million and $344.9 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flows assumptions used are based on assumptions the Company believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. An increase in discount rate of 100 bps or 200 bps would result in a decrease in fair value by $11.5 million and $22.4 million, respectively, as of September 30, 2017 and by $9.9 million and $19.3 million, respectively, at December 31, 2016.

17.	Related Party Transactions

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

For the three months ended September 30, 2017 and 2016, Cantor’s share of the net income in Tower Bridge was $0.9 million and $1.4 million, respectively. For the nine months ended September 30, 2017 and 2016, Cantor’s share of the net income in Tower Bridge was $1.0 million and $1.9 million, respectively. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

For the three months ended September 30, 2017 and 2016, the Company recognized related party revenues of $7.2 million and $6.4 million, respectively, for the services provided to Cantor, including fees related to the Special Asset Servicing Arrangement between Berkeley Point and CCRE. For the nine months ended September 30, 2017 and 2016, the Company recognized related party revenues of $20.1 million and $19.1 million, respectively, for the services provided to Cantor, including fees related to the Special Asset Servicing Arrangement between Berkeley Point and CCRE. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended September 30, 2017 and 2016, the Company was charged $13.9 million and $12.8 million, respectively, for the services provided by Cantor and its affiliates, of which $9.5 million and $7.5 million, respectively, were to cover compensation to leased employees for the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, the Company was charged $42.8 million and $35.8 million, respectively, for the services provided by Cantor and its affiliates, of which $26.4 million and $20.4 million, respectively, were to cover compensation to leased employees for the nine months ended September 30, 2017 and 2016.The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

CF Real Estate Finance Holdings, L.P.

Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. As of September 30, 2017, the Company’s investment is accounted for under the equity method.

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

During the three months ended September 30, 2017 and 2016, respectively, Lucera had $0.3 million and $0.6 million in related party revenues from Cantor. During the nine months ended September 30, 2017 and 2016, respectively, Lucera had $1.0 million and $2.4 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.

Clearing Agreement with Cantor

The Company receives certain clearing services from Cantor pursuant to its clearing agreement. These clearing services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The costs for these services were immaterial for the three and nine months ended September 30, 2017.

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of September 30, 2017, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.8 million for the purpose of financing fails. As of December 31, 2016, the Company had not entered into any arrangements to cover any failed U.S. Treasury transactions.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended September 30, 2017 and 2016, the Company recognized its share of foreign exchange gains of $46 thousand and $684 thousand, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized its share of foreign exchange losses of $2.8 million and $106 thousand, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Company’s Audit Committee. During the three months ended September 30, 2017 and 2016, the Company recorded revenues from Cantor entities of $67 thousand and $36 thousand, respectively, related to commissions paid to the Company by Cantor. During the nine months ended September 30, 2017 and 2016, the Company recorded revenues from Cantor entities of $198 thousand and $116 thousand, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2017 and December 31, 2016, the Company did not have any investments in the program.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 14,676,743 shares of Class A common stock owned by them as of September 30, 2017 for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

On April 21, 2017, pursuant to the authorization, the Company entered into a $150.0 million revolving credit facility (the “Credit Facility”) with an affiliate of Cantor. BGC agreed to lend $150.0 million under the Credit Facility to such affiliate (the “Loan”). On September 8, 2017, the outstanding balance of $150.0 million was repaid in its entirety. As of September 30, 2017, there were no borrowings outstanding under the facility. The Credit Facility has a maturity date of April 20, 2018, which may be extended from time to time on the terms set forth in the Credit Facility. The Company recorded interest income related to the Loan of $1.3 million and $2.6 million for the three and nine months ended September 30, 2017.

As part of the Company’s cash management process, the Company may enter into tri-party repurchase agreements, reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of September 30, 2017, the Company had no reverse repurchase agreements. As of December 31, 2016, Cantor facilitated reverse repurchase agreements on the Company’s behalf, and consequently the Company had $54.7 million of reverse repurchase agreements outstanding with Cantor.

On February 9, 2016, the Audit Committee of the Board of Directors authorized the Company to enter into an arrangement with Cantor in which the Company would provide dedicated development services to Cantor at a cost to the Company not to exceed $1.4 million per year for the purpose of Cantor developing the capacity to provide quotations in certain securities from time to time. The services are terminable by either party at any time and will be provided on the terms and conditions set forth in the existing Administrative Services Agreement. The Company did not provide development services to Cantor in the three or nine months ended September 30, 2017 under this arrangement. The cost of development services provided to date is approximately $1.2 million.

In July 2016, the Audit Committee of the Company authorized the Company to provide real estate and related services, including real estate advice, brokerage, property or facilities management, appraisals and valuations and other services, to Cantor on rates and terms no less favorable to the Company than those charged to third-party customers. The Company and Cantor expect to enter into these arrangements from time to time. The Company did not provide any such real estate and related services in the three months ended September 30, 2017.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of September 30, 2017 and December 31, 2016, the Company had receivables from Freedom International Brokerage of $1.3 million. As of September 30, 2017 and December 31, 2016, the Company had $3.1 million and $3.0 million, respectively, in receivables from Cantor related to open derivative contracts. As of September 30, 2017 and December 31, 2016, the Company had $1.8 million and $1.0 million, respectively, in payables to Cantor related to open derivative contracts.

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

As of September 30, 2017 and December 31, 2016, the aggregate balance of employee loans, net, was $311.0 million and $269.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2017 and 2016 was $26.0 million and $24.2 million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2017 and 2016 was $43.2 million and $46.0 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Interest income on the above-mentioned employee loans for the three months ended September 30, 2017 and 2016 was $1.7 million and $1.6 million, respectively. Interest income on the above-mentioned employee loans for the nine months ended September 30, 2017 and 2016 was $4.8 million and $4.3 million, respectively. The interest income related to these employee loans is included as part of “Interest income” in the Company’s unaudited condensed consolidated statements of operations.

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

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into the November 2014 Sales Agreement and the April 2017 Sales Agreement with CF&Co, as the Company’s sales agent. During the three months ended September 30, 2017, the Company sold 1.1 million shares under its sales agreement for aggregate proceeds of $15.1million, at a weighted-average price of $13.24 per share. During the three months ended September 30, 2016, the Company sold 2.3 million shares under its sales agreement for aggregate proceeds of $20.7 million, at a weighted-average price of $9.05 per share. For the three months ended September 30, 2017 and 2016, the Company was charged approximately $0.3 million and $0.4 million, respectively, for services related to the Company’s sales agreement. During the nine months ended September 30, 2017, the Company sold 5.4 million shares under its sales agreement for aggregate proceeds of $62.9 million, at a weighted-average price of $11.62 per share. During the nine months ended September 30, 2016, the Company sold 6.0 million shares under its sales agreement for aggregate proceeds of $54.4 million, at a weighted-average price of $9.12 per share. As of September 30, 2017, the Company has not sold any shares of Class A common stock under the April 2017 Sales Agreement. For the nine months ended September 30, 2017 and 2016, the Company was charged approximately $1.3 million and $1.1 million, respectively, for services related to the November 2014 Sales Agreement. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of operations.

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

On October 3, 2014, management was granted approval by the Company’s Board of Directors and Audit Committee to enter into stock loan transactions with CF&Co utilizing shares of Marketable securities. Such stock loan transactions will bear market terms and rates. As of September 30, 2017, the Company had Securities loaned transactions of $135.1 million with CF&Co. The market value of the securities lent was $135.9 million. As of September 30, 2017, the cash collateral received from CF&Co bore interest rates ranging from 1.3% to 2.0%. As of December 31, 2016, the Company had no Securities loaned transactions with CF&Co. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). In connection with this issuance of 5.125% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $15.0 million of such senior notes and still holds such notes as of September 30, 2017.

Under rules adopted by the Commodity Futures Trading Commission (the “CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement. During the three months ended September 30, 2017 and 2016, the Company recorded fees of $31.3 thousand, with respect to these guarantees. During the nine months ended September 30, 2017 and 2016, the Company recorded fees of $93.8 thousand, with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

Transactions with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized the Company to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with the Company’s acquisition and other business strategies in commercial real estate and other businesses. Such services are provided at fees not to exceed the fully-allocated cost of such services, plus 10%. In connection with this agreement, the Company did not recognize any expense for the three and nine months ended September 30, 2017 and 2016.

The Company also has a referral agreement in place with CCRE, in which the Company’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement, the Company recognized revenues of $14 thousand and $0.6 million for the three months ended September 30, 2017 and 2016, respectively. The Company recognized revenues of $0.1 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively. This revenue was recorded as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

The Company also has a revenue-share agreement with CCRE, in which the Company pays CCRE for referrals for leasing or other services. The Company did not make any payments under this agreement to CCRE for the three and nine months ended September 30, 2017 and 2016, respectively.

In addition, the Company has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Revenue from these referrals was $2.8 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $3.3 million and $5.3 million for the nine months ended September 30, 2017 and 2016, respectively, and was recognized in Gains from mortgage banking activities, net in our unconsolidated condensed consolidated statements of operations. These referrals fees are net of the broker fees and commissions to CCRE of $0.3 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.7 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.

On September 8, 2017, the Company completed the Berkeley Point Acquisition, for an acquisition price of $875.0 million, with $3.2 million of the acquisition price paid in units of BGC Holdings, pursuant to a Transaction Agreement, dated as of July 17, 2017, with Cantor and certain of Cantor’s affiliates, including CCRE and Cantor Commercial Real Estate Sponsor, L.P., the general partner of CCRE. In accordance with this Transaction Agreement, Berkeley Point made a distribution of $69.8 million to CCRE prior to the Berkeley Point Acquisition, for the amount that Berkeley Point’s net assets exceeded $508.6 million.

On March 11, 2015, the Company and CCRE entered into a note receivable/payable that allows for advances to or from CCRE at an interest rate of 1 month LIBOR plus 1.0%. On September 8, 2017, the note receivable/payable was terminated and all outstanding advances due were paid off. As of December 31, 2016, there was $690.0 million of outstanding advances due to CCRE on the note, and this balance is included in Notes payable to related parties in our unaudited condensed consolidated statements of financial condition. The Company recognized interest income of $0.5 million for the three months ended September 30, 2017, and $0.7 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively. There was no interest income recognized for the three months ended September 30, 2016. The Company recognized interest expense of $25 thousand and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and $2.5 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2017, the Company purchased the primary servicing rights for $0.3 billion of loans originated by CCRE for $0.6 million. For the year ended December 31, 2016, the Company purchased the primary servicing rights for $2.8 billion of loans originated by CCRE for $3.9 million.  The Company also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no mortgage servicing right is recognized. The Company recognized $0.9 million for the three months ended September 30, 2017 and 2016, and $2.8 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively, of servicing revenue from loans purchased from CCRE on a “fee for service” basis, which was included as part of Servicing fees in our unconsolidated condensed consolidated statements of operations.

For information with respect to the Company’s $100 million investment in a newly formed joint venture with Cantor, see “CF Real Estate Finance Holdings, L.P.” above.

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

As of September 30, 2017, there were 991,182 FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of September 30, 2017 and December 31, 2016, the remaining liability associated with this commitment was $30.7 million and $30.7 million, respectively, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

On February 23, 2016, the Company purchased from the Relief Fund 970,639 shares of the Company’s Class A common stock at a price of $8.72 per share, the closing price on the date of the transaction. On November 16, 2016, the Company purchased from the Relief Fund 166,238 shares of the Company’s Class A common stock at a price of $9.74 per share, the closing price on the date of the transaction.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million, to $16.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended September 30, 2017, the Company made $0.7 million in cash contributions to Aqua. During the three months ended September 30, 2016, the Company did not make any cash contributions to Aqua. During the nine months ended September 30, 2017 and 2016, the Company made $1.3 million and $1.1 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

18.	Investments

Equity Method and Cost Method Investments

(in thousands)	September 30, 2017	December 31, 2016
Equity method investments	$134,905	$30,844
Cost method investments	3,088	2,595
Investments	$137,993	$33,439

The Company recognized a gain of $2.1 million and $0.8 million related to its equity method investments for the three months ended September 30, 2017 and 2016, respectively. The Company recognized gains of $4.0 million and $2.5 million related to its equity method investments for the nine months ended September 30, 2017 and 2016, respectively. The Company’s share of the gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations.

On September 8, 2017 the Company invested $100 million in Real Estate LP, which is controlled and managed by Cantor. As of September 30, 2017, the Company’s investment is accounted for under the equity method, and the related gain recognized was $0.9 million for the three and nine months ended September 30, 2017.

On November 4, 2016, the Company acquired the remaining interest in Lucera, which had previously been accounted for using the equity method. This transaction resulted in the consolidation of the entity in the Company’s unaudited condensed consolidated financial statements (see Note 17—“Related Party Transactions” for more information).

See Note 17—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited condensed consolidated financial statements.

Cost Method Investments

The Company had previously acquired investments for which it did not have the ability to exert significant influence over operating and financial policies. The investments are generally accounted for using the cost method of accounting in accordance with FASB guidance, Investments—Other. The carrying value of the cost method investments was $3.1 million as of September 30, 2017 and $2.6 million as of December 31, 2016, and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of September 30, 2017 and December 31, 2016. The amounts presented in the “Investment” column below are included in, and not in addition to, the equity method investment table above (in thousands):

	September 30, 2017		December 31, 2016
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$3,651	$4,631	$4,608	$5,588

[1]

The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. As of September 30, 2017, the Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.

Consolidated VIE

Through the acquisition of GFI, the Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $6.3 million as of September 30, 2017, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $2.0 million as of September 30, 2017. The Company’s exposure to economic loss on this VIE is approximately $2.6 million.

19.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Computer and communications equipment	$149,896	$133,470
Software, including software development costs	155,752	130,397
Leasehold improvements and other fixed assets	174,756	154,602
	480,404	418,469
Less: accumulated depreciation and amortization	(294,800)	(251,230)
Fixed assets, net	$185,604	$167,239

Depreciation expense was $7.5 million and $7.7 million for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense was $22.9 million and $22.2 million for the nine months ended September 30, 2017 and 2016, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

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

For the three months ended September 30, 2017 and 2016, software development costs totaling $13.5 million and $7.3 million, respectively, were capitalized. Amortization of software development costs totaled $4.7 million and $6.3 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, software development costs totaling $27.8 million and $17.6 million, respectively, were capitalized. Amortization of software development costs totaled $15.3 million and $20.9 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.5 million and $0.6 million were recorded for the three months ended September 30, 2017 and 2016, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $1.2 million and $3.7 million were recorded for the nine months ended September 30, 2017 and 2016, respectively, related to the evaluation of the centralized software project for future benefit and fixed assets no longer in service. The impairment charges for the nine months ended September 30, 2017 and 2016 were related to the Financial Services segment. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

20.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2017 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2016	$451,035	$412,846	$863,881
Acquisitions	29,049	45,273	74,322
Measurement period adjustments	(17,057)	781	(16,276)
Cumulative translation adjustment	4,857	—	4,857
Balance at September 30, 2017	$467,884	$458,900	$926,784

During the nine months ended September 30, 2017, the Company recognized additional goodwill of approximately $29.0 million which was allocated to the Company’s Financial Services segment, and $45.3 million which was allocated to the Company’s Real Estate Services segment. See Note 4—“Acquisitions” for more information.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with FASB guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	September 30, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$200,273	$24,326	$175,947	14.1
Technology	24,024	8,874	15,150	4.4
Noncompete agreements	31,584	13,817	17,767	2.4
Patents	10,596	9,785	811	3.1
All other	20,360	9,063	11,297	8.6
Total definite life intangible assets	286,837	65,865	220,972	12.2
Indefinite life intangible assets:
Trade names	83,960	—	83,960	N/A
Licenses	7,929	—	7,929	N/A
Total indefinite life intangible assets	91,889	—	91,889	N/A
Total	$378,726	$65,865	$312,861	12.2

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$127,749	$14,386	$113,363	17.7
Technology	24,570	6,275	18,295	5.2
Noncompete agreements	16,478	7,597	8,881	2.7
Patents	10,300	8,432	1,868	1.7
All other	13,866	6,436	7,430	3.7
Total definite life intangible assets	192,963	43,126	149,837	14.4
Indefinite life intangible assets:
Trade names	96,436	—	96,436	N/A
Licenses	6,890	—	6,890	N/A
Total indefinite life intangible assets	103,326	—	103,326	N/A
Total	$296,289	$43,126	$253,163	14.4

Intangible amortization expense was $8.0 million and $4.8 million for the three months ended September 30, 2017 and 2016, respectively. Intangible amortization expense was $23.0 million and $15.0 million for the nine months ended September 30, 2017 and 2016, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

There was a $6.3 million impairment charge for the Company’s indefinite life intangibles for the three and nine months ended September 30, 2017. There were no impairment charges for the Company’s definite and indefinite life intangibles for the three and nine months ended September 30, 2016.

The estimated future amortization expense of definite life intangible assets as of September 30, 2017 is as follows (in millions):

2017	$7.3
2018	27.4
2019	25.8
2020	19.5
2021	17.9
2022 and thereafter	123.1
Total	$221.0

21.	Long-term Debt, Collateralized and Short-term Borrowings

Long-term debt, collateralized and short-term borrowings consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Unsecured senior revolving credit agreement	$396,911	$—
Unsecured senior term loan credit agreement	572,194	—
8.125% Senior Notes	109,365	109,271
5.375% Senior Notes	297,819	297,083
8.375% Senior Notes	243,611	246,988
5.125% Senior Notes	296,797	296,215
Collateralized borrowings	39,110	16,210
Total Long-term debt and collateralized borrowings	1,955,807	965,767
Short-term borrowings	6,313	—
Total Long-term debt, collateralized and short-term borrowings	$1,962,120	$965,767

Unsecured Senior Revolving Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders.  The revolving credit agreement provides for revolving loans of up to $400.0 million.  The maturity date of the facility is September 8, 2019.  Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. As of September 30, 2017, there were $400.0 million of borrowings outstanding under the facility. The carrying value of the facility as of September 30, 2017 was $396.9 million, net of deferred financing costs of $3.1 million. As of September 30, 2017, the interest rate on this facility was 3.49%. The Company recorded interest expense related to the credit facility of $1.1 million for both the three and nine months ended September 30, 2017.

Unsecured Senior Term Loan Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders.  The term loan credit agreement provides for loans of up to $575.0 million.  The maturity date of the agreement is September 8, 2019. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. The term loan credit agreement is also subject to mandatory prepayment from 100% of net cash proceeds of all material asset sales and debt and equity issuances (subject to certain customary exceptions, including sales under the Company’s CEO sales program). As of September 30, 2017, there were $575.0 million of borrowings outstanding under the facility. The carrying value of the facility as of September 30, 2017 was $572.2 million, net of deferred financing costs of $2.8 million. As of September 30, 2017, the interest rate on this facility was 3.49%. The Company recorded interest expense related to the facility of $1.5 million for both the three and nine months ended September 30, 2017.

Senior Notes

The Company’s Senior Notes are recorded at amortized cost. As of September 30, 2017 and December 31, 2016, the carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.125% Senior Notes	$109,365	$117,000	$109,271	$115,650
5.375% Senior Notes	297,819	315,750	297,083	312,000
8.375% Senior Notes	243,611	250,800	246,988	256,650
5.125% Senior Notes	296,797	318,000	296,215	309,300
Total	$947,592	$1,001,550	$949,557	$993,600

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $2.3 million for each of the three months ended September 30, 2017 and 2016. The Company recorded interest expense related to the 8.125% Senior Notes of $6.9 million for each of the nine months ended September 30, 2017 and 2016.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $4.3 million for both the three months ended September 30, 2017 and 2016. The Company recorded interest expense related to the 5.375% Senior Notes of $12.8 million for both the nine months ended September 30, 2017 and 2016.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). The carrying value of these notes as of September 30, 2017 was $243.6 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares of GFI common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave the Company the ability to control the timing and process with respect to a full merger which was completed on January 12, 2016. Also on July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of GFI’s 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. In addition, on January 13, 2016, Moody’s further upgraded the credit rating on GFI’s 8.375% Senior Notes, eliminating the penalty interest. The Company recorded interest expense related to the 8.375% Senior Notes of $5.0 million for both the three months ended September 30, 2017 and 2016. The Company recorded interest expense related to the 8.375% Senior Notes of $15.1 million for both the nine months ended September 30, 2017 and 2016.

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.125% Senior Notes of $4.0 million for both the three months ended September 30, 2017 and 2016. The Company recorded interest expense related to the 5.125% Senior Notes of $12.1 million and $5.6 million, respectively, for the nine months ended September 30, 2017 and 2016.

Convertible Notes

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes due July 15, 2016. The Company recorded interest expense related to the 4.50% Convertible Notes of $0.5 million and $6.6 million for the three and nine months ended September 30, 2016, respectively. The Company did not record any interest expense related to the 4.50% Convertible Notes for the three and nine months ended September 30, 2017. On July 13, 2016, certain holders of the 4.50% Convertible Notes converted $68,000 in principal amount of notes, and, upon conversion, the Company delivered 6,909 shares of its Class A common stock to such holders. On July 15, 2016, the Company repaid the remaining approximately $159.9 million principal amount of its 4.50% Convertible Notes at maturity.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of September 30, 2017, the Company had $10.9 million outstanding related to this secured loan arrangement, which includes $0.1 million of deferred financing costs. The value of the fixed assets pledged as of September 30, 2017 was $1.1 million. The Company recorded interest expense related to this secured loan arrangement of $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. The Company recorded interest expense related to this secured loan arrangement of $0.4 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% and matures on May 31, 2021. As of September 30, 2017, the Company had $28.2 million outstanding related to this secured loan arrangement. The value of the fixed assets pledged as of September 30, 2017 was $21.6 million. The Company recorded interest expense related to this secured loan arrangement of $0.2 million and $0.3 million for both the three and nine months ended September 30, 2017, respectively.

Short-term Borrowings

On February 25, 2016, the Company entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of the Company’s domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. This facility was terminated on September 8, 2017, at which point the outstanding balance of $150.0 million was repaid. There were no borrowings outstanding under the facility as of September 30, 2017 and as of December 31, 2016. For the three months ended September 30, 2017 and September 30, 2016, the Company recorded interest expense related to the credit facility of $1.2 million and $0.2 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded interest expense related to the credit facility of $2.4 million and $0.5 million, respectively.

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short term loans of up to $6.3 million (BRL 20.0 million).  The maturity date of the agreement is February 19, 2018. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of September 30, 2017, there were $6.3 million of borrowings outstanding under the facility. As of September 30, 2017, the interest rate was 12.92%. The Company recorded interest expense related to the loan of $0.1 million for both the three and nine months ended September 30, 2017.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $15.8 million (BRL 50.0 million).  The maturity date of the agreement is December 14, 2017. This facility bears a fee of 1.00% per year. As of September 30, 2017, there were no borrowings outstanding under this facility. The Company recorded bank fees related to the agreement of $0.1 million for both the three and nine months ended September 30, 2017.

22.	Compensation

The Company’s Compensation Committee may grant various equity-based and partnership awards, including restricted stock units, restricted stock, stock options, limited partnership units and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units. On June 22, 2016, at the Annual Meeting of Stockholders of the Company, the stockholders approved the Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of Class A common stock of the Company that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of September 30, 2017, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 199.2 million shares. Upon vesting of RSUs, issuance of restricted stock, exercise of employee stock options and exchange of limited partnership units, the Company generally issues new shares of the Company’s Class A common stock. On June 6, 2017, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the Company’s Second Amended and Restated Incentive Bonus Compensation Plan (the “Incentive Plan”) to approve the material terms of the performance goals under the Incentive Plan for compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, including an amendment to those performance goals in order to broaden the stock price performance goal to include dividends and/or total stockholder return.

Limited Partnership Units

A summary of the activity associated with limited partnership units is as follows:

Number of Units
Balance at December 31, 2016	104,564,656
Granted	30,353,299
Redeemed/exchanged units	(7,484,608)
Forfeited units	(6,374,750)
Balance at September 30, 2017	121,058,597

During the three months ended September 30, 2017 and 2016, the Company granted exchangeability on 1.8 million and 4.6 million limited partnership units for which the Company incurred non-cash compensation expense of $19.8 million and $34.3 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company granted exchangeability on 10.7 million and 11.1 million limited partnership units for which the Company incurred non-cash compensation expense of $111.9 million and $92.7 million, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

As of September 30, 2017 and December 31, 2016, the number of limited partnership units exchangeable into shares of Class A common stock at the discretion of the unit holder was 16.5 million and 13.9 million, respectively.

As of September 30, 2017 and December 31, 2016, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $225.7 million and $155.6 million, respectively. As of September 30, 2017 and December 31, 2016, the aggregate estimated fair value of these limited partnership units was approximately $42.6 million and $26.2 million, respectively. The number of outstanding limited partnership units with a post-termination pay-out as of September 30, 2017 and December 31, 2016 was approximately 23.2 million and 17.0 million, respectively, of which approximately 13.5 million and 11.2 million were unvested. The liability for limited partnership units with a post-termination payout is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of September 30, 2017 and December 31, 2016, the aggregate estimated fair value of these acquisition-related limited partnership units was $23.4 million and $20.3 million, respectively. The liability for such acquisition-related limited partnership units is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited condensed consolidated statements of financial condition.

Compensation expense related to limited partnership units with a post-termination pay-out amount or a stated vesting schedule is recognized over the stated service period or stated vesting schedule. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense related to these limited partnership units of $6.6 million and $6.7 million for the three months ended September 30, 2017 and 2016, respectively. The Company recognized compensation expense related to these limited partnership units of $19.0 million and $13.4 million for the nine months ended September 30, 2017 and 2016, respectively. These are included in “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $28.6 million and $24.4 million for the three months ended September 30, 2017 and 2016, respectively. The allocation of income to limited partnership units and FPUs was $50.0 million and $40.0 million for the nine months ended September 30, 2017 and 2016, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

Restricted Stock Units

A summary of the activity associated with RSUs is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2016	1,547,402	$6.86	1.63
Granted	755,263	10.37
Delivered units	(706,468)	6.81
Forfeited units	(136,376)	8.28
Balance at September 30, 2017	1,459,821	$8.57	1.81

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

During the nine months ended September 30, 2017 and 2016, the Company granted 0.8 million and 0.8 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $7.8 million and $6.2 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the nine months ended September 30, 2017 and 2016, the Company withheld shares valued at $2.3 million and $1.3 million to pay taxes due at the time of vesting.

As of September 30, 2017 and December 31, 2016, the aggregate estimated grant date fair value of outstanding RSUs was approximately $12.5 million and $10.6 million, respectively.

Compensation expense related to RSUs was approximately $1.6 million and $1.2 million, respectively, for the three months ended September 30, 2017 and 2016. Compensation expense related to RSUs was approximately $4.3 million and $4.0 million, respectively, for the nine months ended September 30, 2017 and 2016. As of September 30, 2017, there was approximately $11.3 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

The Company has granted restricted shares under its Equity Plan. Such restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the nine months ended September 30, 2017 and 2016, approximately 107 thousand shares and 59 thousand shares, respectively, were forfeited in connection with this clause. During the nine months ended September 30, 2017 and 2016, the Company released the restrictions with respect to approximately 2.1 million and 4.4 million of such shares, respectively. As of September 30, 2017, there were 10.0 million of such restricted shares outstanding.

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

Deferred Cash Compensation

The Company maintains a Deferred Cash Award Program which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. In addition, prior to the completion of the tender offer, GFI’s outstanding RSUs were converted into the right to receive an amount in cash equal to $6.10 per unit, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU. The total compensation expense, net of forfeitures, recognized in relation to the deferred cash compensation awards for the three months ended September 30, 2017 and 2016 was $1.0 million and $3.5 million, respectively. The total compensation expense, net of forfeitures, recognized in relation to the deferred cash compensation awards for the nine months ended September 30, 2017 and 2016 was $7.2 million and $13.3 million, respectively. As of September 30, 2017, the total liability for the deferred cash compensation awards was $12.0 million, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. Total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $7.7 million and is expected to be recognized over a weighted-average period of 1.98 years. The Company also maintains a similar deferred cash award program for Berkeley Point, in which it pays certain bonuses in the form of deferred cash compensation awards, which also generally vest over a future service period. The total compensation expense recognized in relation to Berkeley Point’s deferred cash compensation awards was ($0.3) million and $0.1 million for the three and nine months ended September 30, 2017 and $0.3 million and $1.0 million for the three and nine months ended September 30, 2016. As of September 30, 2017 and December 31, 2016, the total liability for the deferred cash compensation awards was $1.8 million and $2.6 million, respectively, which is included in “Accrued compensation” on the Company’s consolidated statements of financial condition.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	1,007,085	$10.82	1.0	$—
Granted	—	—
Exercised options	—	—
Forfeited options	—	—
Balance at September 30, 2017	1,007,085	$10.82	0.2	$3,680,040
Options exercisable at September 30, 2017	1,007,085	$10.82	0.2	$3,680,040

There were no stock options exercised during the nine months ended September 30, 2017 and 250 thousand stock options exercised during the nine months ended September 30, 2016, respectively. The Company did not grant any stock options during the nine months ended September 30, 2017 and 2016.

The Company did not record any compensation expense related to stock options for the three or nine months ended September 30, 2017 or 2016, as all of these options had vested in prior years. As of September 30, 2017, all of the compensation expense related to stock options was fully recognized

23.	Commitments, Contingencies and Guarantees

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of September 30, 2017, the Company was contingently liable for $1.3 million under these letters of credit.

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

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the United States, subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $4.7 million in health care claims as of September 30, 2017. The Company does not expect the impact of the health care claims to have a material impact on its financial condition, results of operations or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of September 30, 2017, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.

Contractual Obligations

As of September 30, 2017 and December 31, 2016, the Company was committed to fund approximately $286 million and $207 million, respectively, which is the total remaining draws on construction loans originated by the Company under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for credit facilities. In addition, the Company has corresponding commitments to sell these loans to various investors as they are funded.

24.	Income Taxes

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

As of September 30, 2017, the Company had $519.8 million of undistributed foreign pre-tax earnings, which excludes the cash proceeds from the sale of Trayport. Except for the cash proceeds from the sale of Trayport, it is the Company’s intention to permanently reinvest these undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. For the cash proceeds which are not permanently reinvested, the accrued tax liability is $135.5 million, net of foreign tax credits.  In addition, certain GFI net operating loss carryforwards are expected to be utilized to reduce cash taxes.  Taking these items together, we therefore expect to pay effective cash taxes of no more than $64 million related to the Trayport transaction

Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2017, the Company had $3.1 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of December 31, 2016, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $3.1 million, all of which, if recognized, would affect the effective tax rate.  The Company recognizes interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in the Company’s unaudited condensed consolidated statements of operations. As of September 30, 2017, the Company had approximately $0.3 million of accrued interest related to uncertain tax positions. As of December 31, 2016, there were $0.3 million of accrued interest and penalties related to uncertain tax positions.

25.	Financial Guarantee Liability

The Company shares risk of loss for loans originated under the Fannie Mae DUS and Freddie Mac TAH programs and could incur losses in the event of defaults under or foreclosure of these loans. Under the guarantee, the Company’s maximum contingent liability to the extent of actual losses incurred is approximately 33% of the outstanding principal balance on Fannie Mae DUS or Freddie TAH loans. Risk sharing percentages are established on a loan by loan basis when originated with most loans at 33% and “modified” loans at lower percentages. Under certain circumstances, risk sharing percentages can be revised subsequent to origination or the Company could be required to repurchase the loan.  In the event of a loss resulting from a catastrophic event that is not required to be covered by borrowers’ insurance policies, the Company can recover the loss under its mortgage impairment insurance policy.  Any potential recovery is subject to the policy’s deductibles and limits.

As of September 30, 2017, the credit risk loans being serviced by the Company on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $18.3 billion with a maximum potential loss of approximately $5.2 billion, of which $1.3 billion is covered by the Credit Enhancement Agreement (see Note 14—“Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit”).

As of December 31, 2016, the credit risk loans being serviced by the Company on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $16.9 billion with a maximum potential loss of approximately $4.7 billion, of which $1.6 billion is covered by the Credit Enhancement Agreement (see Note 14—“Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit”).

As of September 30, 2017 and December 31, 2016, the estimated liability under the guarantee liability, included as part of “Accounts payable, accrued and other liabilities” in the unaudited condensed consolidated statements of financial condition, was as follows (in thousands):

Balance at December 31, 2015	$(288)
Increase to provision	(125)
Balance at December 31, 2016	$(413)
Reversal of provision	347
Balance at September 30, 2017	$(66)

In order to monitor and mitigate potential losses, the Company uses an internally developed loan rating scorecard for determining which loans meet the Company’s criteria to be placed on a watch list.  The Company also calculates default probabilities based on internal ratings and expected losses on a loan by loan basis. This methodology uses a number of factors including, but not limited to, debt service coverage ratios, collateral valuation, the condition of the underlying assets, borrower strength and market conditions.

See Note 14—“Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit” for further explanation of credit protection provided by DB Cayman. The provisions for risk sharing, included in “Other expenses” in the accompanying unaudited condensed consolidated statements of operations, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Increase (decrease) to financial guarantee liability	$(134)	$(146)	$(347)	$98
Decrease (increase) to credit enhancement asset	1	21	145	95
Increase (deacrease) to contingent liability	—	—	6	7
Total provision for risk-sharing obligations	$(133)	$(125)	$(196)	$200

26.	Concentrations of Credit Risk

The lending activities of the Company create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, the Company is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans. As of September 30, 2017, 27% of $5.2 billion of the maximum loss was for properties located in California.  As of December 31, 2016, 29% of $4.7 billion of the maximum loss was for properties located in California. See Note 25—“Financial Guarantee Liability” for additional information.

27.	Escrow and Custodial Funds

In conjunction with the servicing of multi-family and commercial loans, the Company holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents.  These funds amounted to approximately $1.1 billion, as of September 30, 2017 and December 31, 2016. These funds are held for the benefit of the Company’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of the Company.

28.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2017, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of September 30, 2017, the European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2017, $547.7 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $296.2 million.

As a result of the Berkeley Point Acquisition, the Company is now subject to various capital requirements in connection with seller/servicer agreements that the Company has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in the Company’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the Company’s consolidated financial statements. Management believes that as of September 30, 2017, that the Company met all capital requirements.  As of September 30, 2017, the most restrictive capital requirement was Fannie Mae’s net worth requirement.  The Company exceeded the minimum requirement by $368.0 million.

Certain of the Company’s agreements with Fannie Mae allow the Company to originate and service loans under Fannie Mae’s DUS Program. These agreements require the Company to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of the Company’s agreements with Freddie Mac allow the Company to service loans under Freddie Mac’s TAH Program. These agreements require the Company to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by the Company. Management believes that as of September 30, 2017 that the Company met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, the Company is required to advance to investors any uncollected principal and interest due from borrowers.  As of December 31, 2016, outstanding borrower advances were approximately $106 thousand, and are included in “Other assets” in the accompanying consolidated statements of financial condition. There were no outstanding advances as of September 30, 2017.

29.Segment and Geographic Information

Segment Information

The Company’s business segments are determined based on the products and services provided and reflect the manner in which financial information is evaluated by management. The Company’s operations consist of two reportable segments, Financial Services and Real Estate Services.

The Company’s Financial Services segment specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, insurance, energy and commodities, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. The Company’s Real Estate Services segment offers commercial real estate tenants, owners, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and real estate finance, consulting, project and development management, property and facilities management, and multifamily lending through government-sponsored and government-funded loan programs, as well as the servicing of the loans that it originates and other commercial real estate loans.

The Company evaluates the performance and reviews the results of the segments based on each segment’s “Income (loss) from operations before income taxes.”

The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units; redemption/exchange of partnership units, issuance of restricted shares and a reserve on compensation-related partnership loans; and allocations of net income to limited partnership units and FPUs), as well as unallocated expenses, such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level. Corporate other income (losses), net includes gains that are not considered part of the Company’s ordinary, ongoing business, and the adjustment of future earn-out payments.

During the third quarter of 2017, the Company transferred the right to receive earn-out payments from Nasdaq from the Financial Services segment to the Real Estate Services segment. As a result, the Nasdaq payment for the third quarter of 2017 was recorded as “Other income (loss)” in the Real Estate Services segment.

Certain financial information for the Company’s segments is presented below. Certain reclassifications have been made to previously reported amounts to conform to the current presentation (see Note 1—“Organization and Basis of Presentation”). See Note 20—“Goodwill and Other Intangible Assets, Net,” for goodwill by reportable segment.

Three months ended September 30, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$123,041	$—	$—	$123,041
Credit	66,133	—	—	66,133
Foreign exchange	83,899	—	—	83,899
Energy and commodities	48,231	—	—	48,231
Equities, insurance, and other asset classes	79,657	—	—	79,657
Leasing and other services	—	158,604	—	158,604
Real estate capital markets	—	98,307	—	98,307
Gains from mortgage banking activities, net	—	45,455	—	45,455
Real estate management and other services	—	60,798	—	60,798
Servicing fees	—	29,057	—	29,057
Fees from related parties	—	240	6,933	7,173
Data, software and post-trade	13,776	—	—	13,776
Other revenues	1,096	40	35	1,171
Total non-interest revenues	415,833	392,501	6,968	815,302
Interest income	824	6,915	3,987	11,726
Total revenues	416,657	399,416	10,955	827,028
Interest expense	—	4,437	19,988	24,425
Non-interest expenses	338,440	322,929	89,178	750,547
Total expenses	338,440	327,366	109,166	774,972
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	4	4
Gains (losses) on equity investments	—	—	2,147	2,147
Other income (losses)	12,128	76,968	(901)	88,195
Total other income (losses), net	12,128	76,968	1,250	90,346
Income (loss) from operations before income taxes	$90,345	$149,018	$(96,961)	$142,402

Three months ended September 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$112,384	$—	$—	$112,384
Credit	67,221	—	—	67,221
Foreign exchange	73,191	—	—	73,191
Energy and commodities	47,061	—	—	47,061
Equities, insurance, and other asset classes	39,076	—	—	39,076
Leasing and other services	—	139,109	—	139,109
Real estate capital markets	—	91,098	—	91,098
Gains from mortgage banking activities, net	—	65,377	—	65,377
Real estate management and other services	—	49,373	—	49,373
Servicing fees	—	22,502	—	22,502
Fees from related parties	—	228	6,126	6,354
Data, software and post-trade	13,266	—	—	13,266
Other revenues	645	13	138	796
Total non-interest revenues	352,844	367,700	6,264	726,808
Interest income	743	6,151	1,118	8,012
Total revenues	353,587	373,851	7,382	734,820
Interest expense	—	2,230	16,601	18,831
Non-interest expenses	294,763	290,606	85,539	670,908
Total expenses	294,763	292,836	102,140	689,739
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	7,044	7,044
Gains (losses) on equity investments	—	—	796	796
Other income (losses)	69,893	—	21,762	91,655
Total other income (losses), net	69,893	—	29,602	99,495
Income (loss) from operations before income taxes	$128,717	$81,015	$(65,156)	$144,576

Nine months ended September 30, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$392,262	$—	$—	$392,262
Credit	218,733	—	—	218,733
Foreign exchange	243,606	—	—	243,606
Energy and commodities	149,855	—	—	149,855
Equities, insurance, and other asset classes	240,687	—	—	240,687
Leasing and other services	—	430,859	—	430,859
Real estate capital markets	—	270,865	—	270,865
Gains from mortgage banking activities, net	—	164,263	—	164,263
Real estate management and other services	—	163,017	—	163,017
Servicing fees	—	80,729	—	80,729
Fees from related parties	—	1,055	19,074	20,129
Data, software and post-trade	40,185	—	—	40,185
Other revenues	2,693	172	158	3,023
Total non-interest revenues	1,288,021	1,110,960	19,232	2,418,213
Interest income	2,131	28,419	10,359	40,909
Total revenues	1,290,152	1,139,379	29,591	2,459,122
Interest expense	—	15,765	53,913	69,678
Non-interest expenses	1,043,925	915,983	237,532	2,197,440
Total expenses	1,043,925	931,748	291,445	2,267,118
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	561	561
Gains (losses) on equity investments	—	—	3,986	3,986
Other income (losses)	20,845	76,968	115	97,928
Total other income (losses), net	20,845	76,968	4,662	102,475
Income (loss) from operations before income taxes	$267,072	$284,599	$(257,192)	$294,479

Nine months ended September 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$352,681	$—	$—	$352,681
Credit	229,466	—	—	229,466
Foreign exchange	232,494	—	—	232,494
Energy and commodities	168,765	—	—	168,765
Equities, insurance, and other asset classes	133,035	—	—	133,035
Leasing and other services	—	369,291	—	369,291
Real estate capital markets	—	234,780	—	234,780
Gains from mortgage banking activities, net	—	139,009	—	139,009
Real estate management and other services	—	140,960	—	140,960
Servicing fees	—	62,199	—	62,199
Fees from related parties	—	1,025	18,061	19,086
Data, software and post-trade	41,360	—	—	41,360
Other revenues	4,238	89	553	4,880
Total non-interest revenues	1,162,039	947,353	18,614	2,128,006
Interest income	1,895	17,761	4,676	24,332
Total revenues	1,163,934	965,114	23,290	2,152,338
Interest expense	—	8,937	44,833	53,770
Non-interest expenses	980,635	794,099	198,424	1,973,158
Total expenses	980,635	803,036	243,257	2,026,928
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	7,044	7,044
Gains (losses) on equity investments	—	—	2,547	2,547
Other income (losses)	79,539	—	18,653	98,192
Total other income (losses), net	79,539	—	28,244	107,783
Income (loss) from operations before income taxes	$262,838	$162,078	$(191,723)	$233,193

Total assets by reportable segment (in thousands):

Total Assets[1]	Financial Services	Real Estate Services	Total
At September 30, 2017	$4,984,359	$2,269,010	$7,253,369
At December 31, 2016	$2,707,677	$2,339,909	$5,047,586

[1]	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), Other Europe, the Middle East and Africa region (defined as the “MEA” region), France, and Other Americas. Information regarding revenues for the three and nine months ended September 30, 2017 and 2016, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
United States	$518,100	$487,990	$1,515,384	$1,343,342
United Kingdom	182,813	138,276	547,419	463,626
Asia	63,208	51,289	182,965	160,744
Other Europe/MEA	29,478	25,153	101,217	72,313
France	18,041	19,857	66,960	70,695
Other Americas	15,388	12,255	45,177	41,618
Total revenues	$827,028	$734,820	$2,459,122	$2,152,338

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of September 30, 2017 and December 31, 2016, respectively, is as follows (in thousands):

	September 30	December 31
	2017	2016
Long-lived assets:
United States	$1,341,119	$1,284,732
United Kingdom	355,096	229,815
Asia	25,410	22,894
Other Europe/MEA	8,300	4,952
France	7,650	5,540
Other Americas	26,909	22,246
Total long-lived assets	$1,764,484	$1,570,179

30.	Subsequent Events

Third Quarter 2017 Dividend

On October 25, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share for the third quarter of 2017, payable on November 29, 2017 to Class A and Class B common stockholders of record as of November 14, 2017.

Controlled Equity Offering

Since September 30, 2017, the Company has sold, pursuant to the November 2014 Sales Agreement and the April 2017 Sales Agreement, 1.1 million shares of Class A common stock related to redemptions and exchanges of limited partnership interests in BGC Holdings.

Cantor Purchase of Limited Partnership Interests from BGC Holdings

On November 7, 2017, the Company issued exchange rights with respect to, and Cantor purchased, in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act, an aggregate of 1,179,788 exchangeable limited partnership units in BGC Holdings, as follows: In connection with the redemption by BGC Holdings of an aggregate of 823,178 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $2,828,629, Cantor purchased 823,178 exchangeable limited partnership units from BGC Holdings for an aggregate of $2,828,629. In addition, pursuant to the Sixth Amendment, on November 7, 2017, Cantor purchased 356,610 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $1,091,175 in connection with the grant of exchangeability and exchange for 356,610 founding partner units.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2017 and 2016. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage company servicing the financial and real estate markets through our Financial Services and Real Estate Services businesses. Through our financial service brands, including BGC, GFI, Sunrise, Besso, and R.P. Martin, among others, our Financial Services business specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. Our Financial Services business also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our electronic brands including FENICS, BGC Trader, FENICS Market Data, Capitalab and Lucera, we offer fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

Newmark is our leading commercial real estate services business.  Newmark operates through brands including Newmark Knight Frank, Newmark Cornish & Carey, Berkeley Point, ARA, Computerized Facility Integration, NKF Valuation & Advisory, and Excess Space. Under these names and others, Newmark provides a wide range of commercial real estate services, including leasing and corporate advisory, investment sales, commercial mortgage and finance brokerage, consulting, project and development management, property and facilities management, and multifamily lending through government-sponsored and government-funded loan programs, as well as the servicing of the loans that it originates and other commercial real estate loans.

Newmark is a rapidly growing, high margin, full-service commercial real estate services business that offers a full suite of services and products for both owners and occupiers across the entire commercial real estate industry. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, diligence and underwriting and government sponsored entity (which we refer to as “GSE”) lending and loan servicing. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting, project management, lease administration and facilities management. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

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

BGC, BGC Trader, GFI, FENICS, FENICS. COM, Capitalab, R.P. Martin, Sunrise, Besso, Swaptioniser, ColleX, Newmark, Grubb & Ellis, ARA, Computerized Facility Integration, Landauer, Lucera, Excess Space, Excess Space Retail Services, Inc., Berkeley Point, and Grubb are trademarks/service marks, and/or registered trademarks/service marks and/or service marks of BGC Partners, Inc. and/or its affiliates. Knight Frank is a service mark of Knight Frank (Nominees) Limited.

Berkeley Point Acquisition and Related Transactions

On July 18, 2017 the Company announced that it has agreed to acquire Berkeley Point Financial LLC and its subsidiary (together referred to as “Berkeley Point” or “BPF”) from an affiliate of Cantor. This affiliate of Cantor had acquired Berkeley Point on April 10, 2014. Berkeley Point is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans, including those it originates. The Company’s Board of Directors, upon the unanimous recommendation of a Special Committee consisting of all four independent directors, assisted by independent advisors, unanimously approved the acquisition of Berkeley Point and the related transactions. The total consideration for the acquisition of Berkeley Point is $875 million, subject to certain adjustments at closing. We believe that the addition of Berkeley Point will significantly increase the scale and scope of our Real Estate Services business and generate substantial revenue synergies.

This transaction has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, our financial results have been recast to include the financial results of Berkeley Point in the current and prior periods as of Berkeley Point had always been consolidated.

The following tables summarize the impact of the Berkeley Point Acquisition to the Company’s unaudited condensed consolidated statement of financial condition as of December 31, 2016, and to the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 (in thousands, except per share amounts):

	December 31, 2016
	As Previously Reported	Retrospective Adjustments	As Adjusted
Total assets	$3,508,400	$1,539,186	$5,047,586
Total liabilities	2,302,085	1,059,384	3,361,469
Total equity	1,153,738	479,802	1,633,540
Total liabilities, redeemable partnership interest, and equity	3,508,400	1,539,186	5,047,586

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	As Previously Reported	Retrospective Adjustments	As Adjusted	As Previously Reported	Retrospective Adjustments	As Adjusted
Total revenues	$644,951	$89,869	$734,820	$1,939,375	$212,963	$2,152,338
Total expenses	642,130	47,609	689,739	1,896,806	130,122	2,026,928
Total other income (losses), net	99,493	2	99,495	108,339	(556)	107,783
Income (loss) from operations before income taxes	102,314	42,262	144,576	150,908	82,285	233,193
Consolidated net income (loss)	72,051	42,252	114,303	105,257	82,218	187,475
Net income (loss) attributable to noncontrolling interest in subsidiaries	12,626	14,466	27,092	18,860	28,032	46,892
Net income (loss) available to common stockholders	59,425	27,786	87,211	86,397	54,186	140,583
Basic earnings (loss) per share	0.21	0.10	0.31	0.31	0.20	0.51
Diluted earnings (loss) per share	0.21	0.10	0.31	0.31	0.19	0.50

In the Company’s unaudited condensed consolidated statements of financial condition, “Total assets” included $1,245.0 million as of September 30, 2017 related to Berkeley Point. In the Company’s unaudited condensed consolidated statements of operations, the three and nine months ended September 30, 2017 included “Total revenues” of $78.7 million and $265.9 million, respectively, and “Income (loss) from operations before income taxes” of $27.8 million and $105.7 million, respectively, related to Berkeley Point.

Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. As of September 30, 2017, the Company’s investment is accounted for under the equity method. An affiliate of Cantor will continue to bear the benefits and burdens of the special asset servicing portfolio of Berkeley Point; however, Berkeley Point will continue to hold the special servicing assets on its balance sheet until these assets are transferred to the Cantor affiliate at a later date in a future expected transaction. As of September 30, 2017, BPF’s special asset servicing business represented less than 10 percent of the notional value of Berkeley Point’s overall $58 billion servicing portfolio and an immaterial amount of BPF’s servicing fees.

Filing of Registration Statement for Proposed Initial Public Offering

On October 23, 2017, Newmark Group, Inc. filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) relating to the proposed initial public offering of the Class A common stock of Newmark Group, Inc., a newly formed subsidiary that will hold our Real Estate Services business, which operates as “Newmark,” “Newmark Knight Frank,” or “NKF.”

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

Lucera Acquisition

On November 4, 2016, we acquired from Cantor the 80% of the Lucera business (also known as “LFI Holdings, LLC” or “LFI”) not already owned by us. Lucera is a technology infrastructure provider tailored to the financial sector headquartered in New York. The acquisition was determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, our financial results have been recast to include those of Lucera from its formation in 2013 as if it had always been consolidated.

Acquisition of GFI Group, Inc.

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement, dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The back-end mergers, (the “Back-End Mergers”) pursuant to the tender offer agreement allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates now own 100% of the outstanding shares of GFI’s common stock. In total, approximately 23.5 million shares of BGC Class A common stock were issued and $111.2 million in cash will be paid with respect to the closing of the Back-End Mergers, inclusive of adjustments ($89.9 million has been paid as of September 30, 2017).

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

FENICS

As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, our higher margin fully electronic businesses, which generated $218.5 million of net revenues during the most recent trailing twelve-month period ended September 30, 2017, an increase of 4.3% from a year ago. These fully electronic revenues are more than double the annualized revenues of eSpeed, which generated $48.6 million in revenues for the six months ended June 30, 2013 and was sold in the second quarter of 2013 for $1.2 billion (based on the value of Nasdaq stock at the time the deal was announced). In addition, as part of the sale of eSpeed to Nasdaq, we expect to receive an earn out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of Nasdaq is equal to or greater than

$25 million. Through September 30, 2017, we have received 4,961,235 shares of Nasdaq common stock in accordance with the agreement. The contingent future issuances of Nasdaq common stock are also subject to acceleration upon the occurrence of certain events.

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

Due largely to the impacts of the global financial crises of 2008-2009, our Financial Services businesses had faced more challenging market conditions from 2009 until the second half of 2016, Accommodative monetary policies were enacted by several major central banks including the Federal Reserve, Bank of England, Bank of Japan and the European Central Bank in response to the global financial crises. These policies have resulted in historically low levels of volatility and interest rates across many of the financial markets in which we operate. The global credit markets also faced structural issues such as increased bank capital requirements under Basel III. Consequently, these factors contributed to lower trading volumes in our rates and credit asset classes across most geographies in which we operated.

On June 23, 2016, the U.K. held a referendum regarding continued membership in the European Union (the “EU”). The exit from the EU is commonly referred to as the “Brexit.” The Brexit vote passed by 51.9% to 48.1%. The referendum was non-binding. However, the Prime Minister of the U.K. had previously announced that negotiations would commence under Article 50 of the Lisbon Treaty in March 2017. Negotiations have now started in earnest following the parliamentary elections held on June 8, 2017. These negotiations under Article 50 are to determine the future terms of the U.K.’s relationship with the EU, including the terms of trade, also known as “passporting rights” between the U.K. and the EU. The effects of the Brexit will depend on any agreements the U.K. makes to retain access to EU markets – including for financial services – either during a transitional period or more permanently.

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

In addition to regulations in the U.S., legislators and regulators in Europe and the Asia-Pacific region have crafted similar rules, some of which have already been implemented, while the vast majority are expected to be implemented in the future. For example, on September 29, 2017, the European Securities and Markets Authority (ESMA) issued its final draft Regulatory Technical Standard (RTS) implementing the trading obligation for derivatives under the Markets in Financial Instruments Regulation (MiFIR). ESMA’s draft RTS provides the implementing details for on-venue trading of interest rate swaps and credit default swaps. This RTS is part of a larger set of more sweeping market regulatory reforms in the E.U. known as MiFID II (Markets in Financial Instruments Directive), and are set to go live at the start of 2018.

These OTC-related regulations and proposed rules call for, among other actions, additional pre- and post-trade market transparency, heightened collateral and capital standards, the transacting of certain derivatives using authorized venues, central clearing of most standardized derivatives, specific business conduct standards and the delivery of transaction data to newly designated trade repositories for public dissemination. The various markets in which we operate have at times been, and in the future may temporarily be disrupted as these rules are implemented.

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

Rates volumes in particular are influenced by market volumes and volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. The ECB and Bank of Japan are among a number of central banks that have set key interest rates to near or below zero, while many sovereign bonds continue to trade at negative yields. The U.K.’s referendum vote to exit the European Union drove historically low yields even lower in 2016 compared with the two prior years, as a subsequent flight to high quality and deeply liquid asset classes ensued. Although the election results in the U.S. resulted in yields rising above long-term lows during the fourth quarter of 2016 in many major markets, rates volumes were tempered industry-wide by this continuing period of exceptionally low interest rates for the full year 2016 and the first 9 months of 2017. These historically low yields have driven many traditional investor classes to other investible asset classes in search of higher yields.

Also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail the central banks buying government securities or other securities in the open market — particularly longer-dated instruments — in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its quantitative easing program in the fourth quarter of 2014, the U.S. Federal Reserve still had approximately $3.5 trillion worth of long-dated U.S. Treasury and Federal Agency securities as of September 27, 2017, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. Additionally, the U.S. Federal Reserve has continued to roll over its existing positions and has thus kept its balance sheet at elevated levels since the fourth quarter of 2014. However, the Fed published a plan to unwind its balance sheet at its meeting in June 2017. According to the Federal Open Market Committee statement dated September 20, 2017, the Federal Reserve will reduce the size of its balance sheet (or “unwind”) over time. As part of this plan, the Federal Reserve will not reinvest some of the proceeds from securities as they mature.

Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past few years and have indicated that they may continue to do so until economic conditions allow for a tapering or an unwinding of their quantitative easing programs.  As of the filing of this document, no other major central banks have publicly disclosed plans to taper or unwind their programs, although the ECB has discussed dropping its pledge to boost its bond purchase program, if necessary. Economists from J.P. Morgan estimate that even with the Fed unwind, the overall dollar value of balance sheets of the G-4 (the U.S., Eurozone, Japan, and U.K.) might continue to rise as a percentage of G-4 GDP over the near term. According to Bloomberg, from December 31, 2006 through September 30, 2017, this amount has increased from 10.3% of G-4 GDP to an all-time high of 37.1%. The latter figure also represented an increase of approximately 330 basis points year-on-year and 10 basis points quarter-on-quarter, even with the Fed unwind having begun.

Additional factors have weighed down market volumes in the products we broker. For example, the G-20 central banks have agreed to implement the Basel III accord. Basel III was drafted with the intention of making banks more stable in the wake of the financial crisis. The accord, which will continue to be phased in over the coming years, will force most large banks in G-20 nations to hold approximately three times as much Tier 1 capital as is required under the previous set of rules. These capital rules make it more expensive for banks to hold non-sovereign debt assets on their balance sheets, and as a result, analysts say that banks have reduced or will reduce their trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has further reduced overall industry volumes in many of the products we broker, particularly in credit.

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

During the three months ended September 30, 2017, industry volumes were generally slightly higher year-over-year for the equity-related products we broker, but generally mixed across fixed income, currencies, and commodities (“FICC”). For example, according to Trax, the reporting platform owned by MarketAxess, third quarter of 2017 volumes for European fixed income, which includes government, agency, and corporate bonds, were 11.5% below the same period last year. Below is an expanded discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards, and the level of secondary trading and related hedging activity was generally up year-on-year for the third quarter of 2017. According to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was down 6% in the third quarter as compared with a year earlier.  U.S. Treasury volumes traded on BrokerTec were down 3% over the same timeframe.  Additionally, notional OTC interest rate derivative volumes were up by approximately 9% according to the International Swaps and Derivatives Association (“ISDA”) over the same timeframe. Quarterly exchange-traded interest rate derivative volumes were up by 12% year-on-year at Eurex, 9% for the CME Group Inc. (“CME”), and up 36% for ICE, all according to company press releases. In comparison, our overall rates revenues were $123.0 million, up approximately 9.5% as compared to a year earlier.

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

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (the “OECD”), which includes almost all of the advanced and developed economies of the world, reported that general government debt (defined as general government net financial liabilities) as a percentage of nominal GDP is estimated to be 70% for the entire OECD in 2018. This would represent a slight increase from 69% in 2016, but up considerably from the 38% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing undertaken by the various major central banks will continue to negatively impact financial markets volumes, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the current low interest rate environment and continued accommodative monetary policies globally.

Foreign Exchange Volumes

Global FX volumes were generally higher during the third quarter of 2017 year-over-year, likely due to market anticipation of the Fed unwinding quantitative easing coupled with the EU signaling that it is exploring a reduction in similar bond purchases as the Eurozone economy improves. Thus, overall FX volumes at Thomson Reuters were up 9% during the quarter, overall FX volumes were up 18% for NEX, while average daily FX futures volumes at CME were up 26%, all when compared with the prior year period. In comparison, our overall FX revenues increased by 14.6% to $83.9 million.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. The global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the third quarter, primary dealer average daily volume for corporate bonds, excluding commercial paper, was up by 6% according to Bloomberg and the Federal Reserve Bank of New York. Also, during the quarter, the notional amount of credit derivatives traded and the number of credit derivatives transactions were up by 14% and down by 6%, respectively, from a year earlier as reported by the ISDA. In comparison, our overall credit revenues were lower by 1.6% to $66.1 million.

Energy and Commodities

Energy and commodities volumes were generally mixed during the third quarter of 2017 compared with a year earlier. For example, according to the Futures Industry Association, the number of global futures contracts in agriculture, energy, non-precious metals, and metals were down by 32%, up 10%, up 23%, and down 3%, respectively, year-over-year in the third quarter of 2017. For the same timeframe and same products, global listed options contracts were up 14%, down 3%, up 36%, and up 45%, respectively. In comparison, BGC’s energy and commodities revenues were up 2.5% to $48.2 million.

Equities, Insurance, and Other Asset Classes

Global equity volumes were generally down during the third quarter of 2017 compared with a year earlier. According to Goldman Sachs Research, the average daily volumes of U.S. and European shares were down 8% (measured in number of shares) and up 4% (in notional terms), respectively year-on-year. Additionally, average daily volumes of U.S. equity options were down by approximately 6% for ICE. Over the same timeframe, European equity indices derivatives average daily volumes declined by 17% for ICE and were down by 13% at Eurex. Our overall revenues from equities, insurance, and other asset classes more than doubled  to $79.7 million, led by the additions of Sunrise Brokers and Besso.

Fully Electronic Trading (FENICS) and Hybrid Trading

Historically, technology-based product growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall company revenues remain consistent. This is largely because fewer employees are needed to process the same volume of trades as trading becomes more automated. Over time, the conversion of exchange-traded and OTC markets to electronic trading has also led, on average, to volumes increasing by enough to offset commissions declines, and thus often to similar or higher overall revenues. We have been a pioneer in creating and encouraging hybrid and fully electronic trading, and we continually work with our customers to expand such trading across more asset classes and geographies.

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers that dominate the OTC markets had, until recent years, generally been hesitant in adopting electronically traded products. However, the banks, broker-dealers, and professional trading firms are now much more active in hybrid and fully electronically traded markets across various OTC products, including credit derivative indices, FX derivatives, non-U.S. sovereign bonds, corporate bonds, and interest rate derivatives. These electronic markets have grown as percentage of overall industry volumes for the past few years as firms like BGC have invested in the kinds of technology favored by our customers. Recently enacted and pending regulation in Asia, Europe and the U.S. regarding banking, capital markets, and OTC derivatives has accelerated the adoption of fully electronic trading, and we expect to benefit from the rules and regulations surrounding OTC derivatives. Our understanding is that the rules that have been adopted or are being finalized will continue to allow for trading through a variety of means, including voice, and we believe the net impact of these rules and additional bank capital requirements will encourage the growth of fully electronic trading for a number of products we broker. We also believe that new clients, beyond our large bank customer base, will primarily transact electronically across our FENICS platform.

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

FENICS net revenues increased by 9.4% to $53.4 million for the three months ended September 30, 2017, as compared with $48.8 million for the three months ended September 30, 2016. The increase in overall FENICS net revenues for the period was primarily driven by strong growth from fully electronic rates. We offer electronically traded products on a significant portion of our Financial Services segment’s hundreds of brokerage desks. The annualized revenues and profits of these products have been significantly higher than those of eSpeed and Trayport combined. eSpeed was sold to Nasdaq in the second quarter of 2013 for over $1.2 billion, and Trayport was sold to ICE in the fourth quarter of 2015 for $650 million, which was adjusted at closing. We expect the proportion of desks offering electronically traded products to continue to increase as we invest in technology to drive electronic trading over our platform. Over time, we expect the growth of FENICS to further improve this segment’s profitability and market share.

Real Estate Services:

Our discussion of financial results for Newmark or “Real Estate Services” reflects only those businesses owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the Newmark name in their branding or marketing.

Our Real Estate Services segment continued to show strong growth and generated approximately 48.3% of our consolidated revenues for the three months ended September 30, 2017. Real Estate brokerage revenues were $256.9 million, up 11.6% year-over-year, which included revenue growth of 14.0% and 7.9% from leasing and other services and real estate capital markets brokerage, respectively. Our Real Estate management services were up by 23.1%, servicing fees increased by 29.1%, and overall Newmark revenues improved by 6.8%. As we continue to invest in our business, we expect our Real Estate Services growth to outpace the industry over time.

We continued to invest in the Real Estate Services segment by adding dozens of high profile and talented brokers and other revenue-generating professionals. Historically, newly hired commercial real estate brokers tend to achieve dramatically higher productivity in their second and third years with the Company, although we incur related expenses immediately. As our newly-hired brokers increase their production, we expect Newmark’s revenue and earnings growth to improve, thus demonstrating our operating leverage.

Products and Services

Newmark offers a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our technology advantages, industry-leading talent, deep and diverse client relationships and suite of complementary services and products allow us to actively cross-sell our services and drive industry-leading margins.

Leading Commercial Real Estate Technology Platform and Capabilities

We offer innovative real estate technology solutions for both investors/owners and occupiers that enable our clients to increase efficiency and realize additional profits. Our differentiated, value-added and client-facing technology platforms have been utilized by clients that occupy over 3.5 billion square feet of commercial real estate space globally. For real estate investors and owners, our N360 platform is a powerful tool that provides instant access and comprehensive commercial real estate data in one place via mobile or desktop. This technology platform makes information, such as listings, historical leasing, tenant/owner information, investment sales, procurement, research, and debt on commercial real estate properties, accessible to investors and owners. N360 also integrates a Geographic Information Systems (which we refer to as “GIS”) platform with 3D mapping powered by Newmark’s Real Estate Data Warehouse. For our occupier clients, the Newmark VISION platform provides integrated business intelligence, reporting and analytics. Our clients use VISION to reduce cost, improve speed and supplement decision making in applications such as real estate transactions and asset administration, project management, building operations and facilities management, environmental and energy management, and workplace management. Our deep and growing real estate database and commitment to providing innovative technological solutions empower us to provide our clients with value-adding technology products and data-driven advice and analytics.

Real Estate Investor/Owner Services and Products

Capital Markets

We offer a broad range of real estate capital markets services, including investment sales and facilitating access to providers of capital. We provide access to a wide range of services, including asset sales, sale leasebacks, mortgage and entity-level financing, equity-raising, underwriting and due diligence. Through our mortgage bankers and brokers, we are able to offer multiple debt and equity alternatives to fund capital markets transactions through third party banks, insurance companies and other capital providers, as well as through our government sponsored entity lending platform, Berkeley Point. Although preliminary figures suggest U.S. commercial real estate sales volumes across the industry declined 7% year-over-year in the first nine months of 2017 according to Real Capital Analytics (which we refer to as “RCA”), our capital markets revenues increased by 15% year-over-year in the first nine months of 2017. For the nine months ended September 30, 2017, we completed approximately $32 billion in capital market transactions, representing an increase of approximately 36% year-over-year. This $32 billion in transactions includes approximately $9 billion in financing and note sales.

Agency Leasing

We execute marketing and leasing programs on behalf of owners of real estate to secure tenants and negotiate leases. We understand the value of a creditworthy tenant to landlords and work to maximize the financing value of any leasing opportunity. As of September 30, 2017, we represent buildings that total approximately 350 million square feet of commercial real estate on behalf of owners in the U.S.

Valuation and Advisory

We operate a national valuation and advisory business, which has grown expansively in 2017 by approximately 160 professionals. Our appraisal team executes projects of nearly every size and type, from single properties to large portfolios, existing and proposed facilities and mixed-use developments across the spectrum of asset values. Clients include banks, pension funds, insurance companies, developers, corporations, equity funds, REITs and institutional capital sources. These institutions utilize the advisory services we provide in their loan underwriting, construction financing, portfolio analytics, feasibility determination, acquisition structures, litigation support and financial reporting.

Property Management

We provide property management services on a contractual basis to owners and investors in office, industrial and retail properties. Property management services include building operations and maintenance, vendor and contract negotiation, project oversight and value engineering, labor relations, property inspection/quality control, property accounting and financial reporting, cash flow analysis, financial modeling, lease administration, due diligence and exit strategies. We have an opportunity to grow our property or facilities management contracts in connection with other high margin leasing or other contracts. These businesses also give us better insight into our clients’ overall real estate needs.

Government Sponsored Entity Lending and Loan Servicing

Through Berkeley Point, we are one of 25 approved lenders that participate in Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) program and one of 22 lenders approved as a Freddie Mac seller/servicer. For the first nine months of 2017, Berkeley Point’s loan originations increased by 33% year-on-year to $7.4 billion. As a low-risk intermediary, Berkeley Point originates loans guaranteed by government agencies or entities and pre-sells such loans prior to transaction closing.

In conjunction with our origination services, we sell the loans that we originate under GSE programs and retain the servicing of those loans. The servicing portfolio provides a stable, predictable recurring stream of revenue to us over the life of each loan. As of September 30, 2017, Berkeley Point’s servicing portfolio was $58.4 billion and average remaining servicing term per loan was approximately eight years. The combination of Berkeley Point and ARA brings together, respectively, a leading multifamily debt origination platform with a top-three multifamily investment sales business, which we believe will provide substantial cross-selling opportunities. In particular, we expect revenues to increase as Berkeley Point begins to capture a greater portion of the financings on ARA’s investment sales transactions.

Due Diligence and Underwriting

We provide commercial real estate due diligence consulting and advisory services to a variety of clients, including lenders, investment banks and investors. Our core competencies include underwriting, modeling, structuring, due diligence and asset management. We also offer clients cost-effective and flexible staffing solutions through both on-site and off-site teams. We believe that this business line gives us another way to cross-sell services to our clients.

Real Estate Occupier Services and Products

Tenant Representation Leasing

We represent commercial tenants in all aspects of the leasing process, including space acquisition and disposition, strategic planning, site selection, financial and market analysis, economic incentives analysis, lease negotiations, lease auditing and project management. We use innovative technology and data to provide tenants with an advantage in negotiating leases, which has contributed to our market share gains.

Workplace and Occupancy Strategy

We provide services to help organizations understand their current workplace standards and develop plans and policies to optimize their real estate footprint. We offer a multifaceted consulting service underpinned by robust data and technology.

Global Corporate Services (“GCS”) and Consulting

GCS is our consulting and services business that focuses on reducing occupancy expense and improving efficiency for corporate real estate occupiers, with large, often multi-national presence. We provide beginning-to-end corporate real estate solutions for clients. GCS makes its clients more profitable by optimizing real estate usage, reducing overall corporate footprint, and improving work flow and human capital efficiency through large scale data analysis and our industry-leading technology. We offer global enterprise optimization, asset strategy, transaction services, information management, an operational technology product and transactional and operational consulting. Our consultants provide expertise in financial integration, portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, merger and acquisition integration, and industrial consulting.

Project Management

We provide a variety of services to tenants and owners of self-occupied spaces. These include conversion management, move management, construction management and strategic occupancy planning services.

Real Estate and Lease Administration

We manage leases for our clients for a fee. We also perform lease audits and certain accounting functions related to the leases. For large occupier clients, our real estate technology enables them to access and manage their complete portfolio of real estate assets. We offer clients a fully integrated user-focused technology product designed to help them efficiently manage their real estate costs and assets.

Facilities Management

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

Growth Drivers

The key drivers of revenue growth for U.S. commercial real estate services companies include the overall health of the U.S. economy, including gross domestic product and employment trends in the U.S., which drives demand for various types of commercial leases, financing, and purchases, the institutional ownership of commercial real estate as an investible asset class; and the ability to attract and retain talent to our real estate services platform. In addition, in real estate sales, also known as real estate capital markets, growth is driven by the availability of credit to purchasers of and investors in commercial real estate.

Berkeley Point’s origination business is impacted by the lending caps imposed by the FHFA. As of September 30, 2017, the industry wide caps are set at $73 billion, excluding loans exempt from the caps, such as loans in the affordable and underserved market segments, or that finance water and energy efficiency improvements.

Economic Growth in the U.S.

The U.S. economy expanded by a seasonally adjusted annualized rate of 3.0% during the third quarter of 2017, according to preliminary figures from the U.S. Department of Commerce. This growth compares with an increase of 3.5% during the third quarter of 2016. The consensus is for U.S. GDP to expand by 2.2% and 2.1% in 2017 and 2018, respectively, according to a recent Bloomberg survey of economists. We expect that this moderate pace of growth should help keep interest rates and inflation low by historical standards. The Federal Reserve expects inflation to remain stable at around its desired target of 2.0% over through the end of 2018.  Moderate economic growth combined with low and steady inflation gives the Federal Reserve the practical ability to raise the short-term federal funds rate from the low levels of the post-recession years. Officials raised rates by a quarter point in June for the second time this year and have indicated one more increase this year, followed by three increases in 2018. Officials expect rates to settle at the equilibrium level of 2.9% by the end of 2019, a level below prior business cycles and below the Federal Reserve’s projections from just a few years ago.

Employers added a monthly average of 91,333 new jobs in the third quarter, according to the Bureau of Labor Statistics report lower than last year’s monthly average of 238,667 and above the 80,000 jobs necessary to absorb new graduates and other first-time entrants to the labor force. During the quarter, office-using jobs (for example, finance, information, and professional and business services) increased by a monthly average of 18,000. Over the past 12 months, the number of office jobs rose by 1.9%, above the overall employment growth rate of 1.2%. The solid level of hiring has helped absorb some of the long-term unemployed sidelined by the recession – called “slack” by economists. The U-6 rate, which includes labor market slack not picked up in the unemployment rate, was 8.3% in September its lowest level since before the most recent recession began in December 2007.

The 10-year Treasury yield ended the third quarter at 2.33%, up 73 basis points from the year-earlier figure of 1.60%. However, 10-year Treasury yields have remained well below their historical average of approximately 6.50%, in large part due to market expectations that the Federal Open Market Committee (“FOMC”) will only moderately raise the federal funds rate over the next few years. Interest rates are also low due to even lower or negative benchmark government interest rates in much of the rest of the developed world, which makes U.S. government bonds relatively more attractive.

The combination of moderate economic growth and low interest rates prevailing since the recession has been a powerful stimulus for commercial real estate, delivering steady absorption of space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Construction activity has been slow to ramp up, with the exception of apartments, and has generally remained in line with demand despite temporary overbuilding in isolated locations. Vacancy rates are at or near their cyclical lows, but are trending in different directions. Apartment vacancies are edging higher due to elevated deliveries of new product in some areas; office vacancies are broadly level; industrial vacancies continue to move lower thanks to voracious demand for e-commerce facilities; and retail vacancies are trending lower due to very low construction levels, even as retailers struggle with the migration of sales online. Asking rental rates posted moderate gains across most property types during the third quarter, fueled by sustained demand for space, tight vacancies and the delivery of new product with top-of-market asking rents.

The following key trends drove the commercial real estate market during the first nine months of 2017:

•	Consistent U.S. employment growth and rising home values supported consumer spending, which comprises two-thirds of the U.S. economy.
•	Generally high consumer and business confidence.
•

Technology, professional and business services and healthcare continued to power demand for office space, although technology occupiers have turned more cautious, restraining demand in some formerly high-flying markets such as San Francisco and Silicon Valley.

•

Oil prices fell over the course of the first half of 2017 before rising in the third quarter, with a barrel of WTI crude ending the third quarter at $51.67, down from $53.72 at year-end 2016. The rebound in shale oil production and increasing efficiencies by producers have restrained prices despite rising demand in the U.S. and globally. Certain energy-focused office markets continued to deal with excess vacancies and generous lease concessions.

•

E-commerce and supply-chain optimization pushed industrial absorption above the 50 million-square-foot threshold for the 11th consecutive quarter, creating tenant and owner-user demand for warehouses and distribution centers.

•	Apartment rents benefited from sustained job growth. The two largest generations: millennials and baby boomers, are supporting demand, particularly in walkable urban and suburban neighborhoods.
•	Incremental gains in business travel, convention business and leisure travel supported the hospitality market.

Market Statistics

Although overall industry metrics are not necessarily as correlated to our revenues, they do provide some indication of the industry taken as a whole. The U.S. commercial property market continues to display strength, despite slowing growth of commercial property prices, as per CoStar. U.S. commercial real estate activity and prices were impacted during the first nine months of the year primarily related to limited properties available for sale as well as moderating volume in major metros. However, spreads of U.S. commercial real estate capitalization rates over 10-year U.S. Treasuries were 369 basis points on average during the third quarter of 2017, well above the pre-recession low of 126 basis points and slightly below the trailing 10-year average spread of 364 basis points. If the U.S. economy continues to expand at the moderate pace envisioned by many economists, we would expect this to fuel the continued demand for commercial real estate. The spread between local 10-year benchmark government bonds and U.S. cap rates was even wider with respect to major countries including Japan, Canada, Germany, Italy, the U.K. and France during the quarter. This should continue to make U.S. commercial real estate a relatively attractive investment for non-U.S. investors.

During the first nine months of 2017, the dollar volume of U.S. commercial real estate sales totaled approximately $331.4 billion in the U.S., down by 7% from the same period in 2016 according to RCA. In comparison, our real estate capital markets businesses, which includes investment sales and commercial mortgage brokerage, increased its revenues by 15% period-over-period for the first nine months of 2017, primarily due to organic growth.

According to Newmark Research, the combined average vacancy rate for office, industrial, and retail properties ended the third quarter of 2017 at 8.3%, versus 8.2% a year earlier. Rents for virtually all property types in the U.S. continued to improve modestly. However, Newmark Research estimates that overall U.S. leasing activity during the year was flat to down slightly from the year ago period.

In comparison, revenues from our leasing and other services business increased by 17% in the first nine months of 2016 to $430.9 million.

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

As of September 30, 2017, our front-office headcount was up 5.0% year-over-year at over 4,000 brokers, salespeople, managers and other front-office personnel. For the quarter ended September 30, 2017, average revenue generated per front-office employee increased by 6.0% from a year ago to approximately $178 thousand. By segment, front office headcount increased by approximately 6.9% for the third quarter of 2017 compared with a year earlier in Financial Services, while revenue per front office employee increased by 10.7%. For Real Estate Services, front office headcount increased by approximately 2.1% for the third quarter of 2017 compared with a year earlier, while revenue per front office employee was unchanged. Our average revenue per front-office employee has historically grown more slowly, or declined, year-over-year for periods following significant headcount increases. The additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company.

The Real Estate Services productivity figures are based on segment revenues from leasing and capital markets brokers and originators in GSE lending business, and exclude appraisers and both revenues and staff in management services and “other.” The Financial Services calculations include segment revenues from brokerage, data, software and post-trade.  The average revenues for all producers are approximate and based on the total revenues divided by the weighted-average number of salespeople and brokers for the period.

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

Berkeley Point was acquired by a controlled affiliate of Cantor on April 10, 2014 and was sold by this affiliate to BGC on September 8, 2017.

FINANCIAL HIGHLIGHTS

For the three months ended September 30, 2017, we had income from operations before income taxes of $142.4 million compared to $144.6 million in the year earlier period. Total revenues for the three months ended September 30, 2017 increased approximately $92.2 million to $827.0 million led by Newmark and our Rates and Foreign Exchange businesses. Our more than 12% year-on-year top line improvement was also driven by solid growth from fully electronic brokerage revenue from our FENICS platform. Revenues from Equities, insurance, and other asset classes more than doubled, due mainly to the additions of Sunrise and Besso, both of which are performing well. Total expenses increased approximately $85.2 million to $775.0 million, due to a $55.8 million increase in compensation expenses, a $39.8 million increase in non-compensation expenses, partially offset by a $10.4 million decrease in allocations of net income and grant of exchangeability to limited partnership units and founding/working partner units (“FPUs”). Our expenses reflect the impact of higher revenues on variable compensation, recent acquisitions, and new hires. We expect our revenues and earnings to grow over time as we continue to invest our $700.7 million of liquidity and continue to reap the benefits from our recent acquisitions and front-office hires. As we continue to invest in the Company, we expect our revenues and earnings to strongly outperform our competitors over time.

        Our Real Estate Services segment generated strong year-on-year growth in leasing, capital markets, and management and servicing fees. Newmark’s overall revenues for the quarter were up 7% to $399 million, while our top-line revenues increased by 18% to $1,139 million for the first nine months of 2017, both when compared with the year-earlier periods. We believe that the addition of Berkeley Point will significantly increase the scale and scope of our Real Estate Services business, and that the combination of mortgage broking, multifamily investment sales, and agency multifamily lending will over time generate substantial revenue synergies. As we continue to invest in our business, we expect our Real Estate Services growth to outpace the industry over time.

We anticipate receiving over time, more than $720 million of additional Nasdaq shares (based on the October 25, 2017 closing price), which are not reflected on our balance sheet. We also expect our earnings to continue to grow as we continue to add revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. On October 25, 2017 our Board declared an 18 cent dividend for the third quarter, which is up 12.5% year-on-year. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations data, which has been recast to include the financial results of Berkeley Point, expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$582,106	70.4%	$492,808	67.1%	$1,704,998	69.3%	$1,465,293	68.1%
Principal transactions	75,766	9.1	76,332	10.4	241,869	9.9	255,219	11.8
Total brokerage revenues	657,872	79.5	569,140	77.5	1,946,867	79.2	1,720,512	79.9
Gains from mortgage banking activities, net	45,455	5.5	65,377	8.9	164,263	6.7	139,009	6.5
Real estate management and other services	60,798	7.4	49,373	6.7	163,017	6.6	140,960	6.6
Servicing fees	29,057	3.5	22,502	3.1	80,729	3.3	62,199	2.9
Fees from related parties	7,173	0.9	6,354	0.9	20,129	0.8	19,086	0.9
Data, software and post-trade	13,776	1.7	13,266	1.8	40,185	1.6	41,360	1.9
Interest income	11,726	1.4	8,012	1.1	40,909	1.7	24,332	1.1
Other revenues	1,171	0.1	796	—	3,023	0.1	4,880	0.2
Total revenues	827,028	100.0	734,820	100.0	2,459,122	100.0	2,152,338	100.0
Expenses:
Compensation and employee benefits	495,145	59.9	439,384	59.8	1,438,129	58.5	1,306,749	60.7
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	48,446	5.8	58,771	8.0	161,876	6.6	132,670	6.2
Total compensation and employee benefits	543,591	65.7	498,155	67.8	1,600,005	65.1	1,439,419	69.9
Occupancy and equipment	51,962	6.3	49,032	6.7	153,102	6.2	153,692	7.2
Fees to related parties	4,380	0.5	5,323	0.7	16,389	0.7	15,460	0.7
Professional and consulting fees	24,486	3.0	17,624	2.4	69,047	2.8	50,032	2.3
Communications	33,290	4.0	31,562	4.3	97,816	4.0	94,857	4.4
Selling and promotion	26,828	3.2	23,139	3.1	81,503	3.3	75,613	3.5
Commissions and floor brokerage	10,410	1.3	8,645	1.2	31,316	1.3	28,010	1.3
Interest expense	24,425	3.0	18,831	2.6	69,678	2.8	53,770	2.5
Other expenses	55,600	6.7	37,428	5.1	148,262	6.0	116,075	5.4
Total expenses	774,972	93.7	689,739	93.9	2,267,118	92.2	2,026,928	94.2
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	4	—	7,044	1.0	561	—	7,044	0.3
Gains (losses) on equity method investments	2,147	0.2	796	0.1	3,986	0.2	2,547	0.1
Other income (loss)	88,195	10.7	91,655	12.5	97,928	4.0	98,192	4.6
Total other income (losses), net	90,346	10.9	99,495	13.6	102,475	4.2	107,783	5.0
Income (loss) from operations before income taxes	142,402	17.2	144,576	19.7	294,479	12.0	233,193	10.8
Provision (benefit) for income taxes	31,854	3.8	30,273	4.1	55,084	2.3	45,718	2.1
Consolidated net income (loss)	110,548	13.4	114,303	15.6	239,395	9.7	187,475	8.7
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	29,019	3.5	27,092	3.7	68,121	2.7	46,892	2.2
Net income (loss) available to common stockholders	$81,529	9.9%	$87,211	11.9%	$171,274	7.0%	$140,583	6.5%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

Brokerage Revenues

Total brokerage revenues increased by $88.7 million, or 15.6%, to $657.9 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Commission revenues increased by $89.3 million, or 18.1%, to $582.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Principal transactions revenues decreased by $0.6 million, or 0.7%, to $75.8 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

The increase in brokerage revenues was primarily driven by increases in revenues from Equities, insurance, and other asset classes (following the acquisitions of Sunrise Brokers and Besso), leasing and other services, real estate capital markets brokerage, and growth in our rates and foreign exchange businesses.

Our rates revenues increased by $10.7 million, or 9.5%, to $123.0 million for the three months ended September 30, 2017. The increase in rates revenues was primarily due to strong improvement in our fully electronic rates business.

Our credit revenues decreased by $1.1 million, or 1.6%, to $66.1 million for the three months ended September 30, 2017.

Our FX revenues increased by $10.7 million, or 14.6%, to $83.9 million for the three months ended September 30, 2017. This increase was primarily driven by improved global volumes.

Our brokerage revenues from energy and commodities increased by $1.2 million, or 2.5%, to $48.2 million for the three months ended September 30, 2017.

Our brokerage revenues from equities, insurance, and other asset classes increased by $40.6 million, or 103.9%, to $79.7 million for the three months ended September 30, 2017. This increase was primarily driven by our acquisitions of Sunrise Brokers in December 2016 and Besso in February 2017.

Leasing and other services revenues increased by $19.5 million, or 14.0%, to $158.6 million for the three months ended September 30, 2017 as compared to the prior year period, primarily due to organic growth.

Real estate capital markets revenues increased by $7.2 million, or 7.9%, to $98.3 million for the three months ended September 30, 2017 as compared to the prior year period. Growth across leasing and real estate capital markets was primarily due to organic growth as recent investments began to pay off.

Gains from Mortgage Banking Activities, net

Gains from mortgage banking activities, net, revenue decreased by $19.9 million, or 30.5%, to $45.5 million for the three months ended September 30, 2017 primarily due to a decline from record loan originations in the overall government multifamily agency lending industry in the third quarter of 2016, as well as large transactions in the three months ended September 30, 2016.

Real Estate Management and Other Services

Real estate management and other services revenue increased by $11.4 million, or 23.1%, to $60.8 million for the three months ended September 30, 2017 primarily due to organic growth and acquisitions.

Servicing Fees

Servicing fees increased by $6.6 million, or 29.1%, to $29.1 million for the three months ended September 30, 2017 primarily due to growth in Berkeley Point’s primary servicing portfolio.

Fees from Related Parties

Fees from related parties increased by $0.8 million, or 12.9%, to $7.2 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $0.5 million, or 3.8%, to $13.8 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Interest Income

Interest income increased by $3.7 million, or 46.4%, to $11.7 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase was primarily due to interest income on the $150.0 million Credit Facility loan with an affiliate of Cantor, dividends received, and interest income on deposits.

Other Revenues

Other revenues increased by $0.4 million, or 47.1%, to $1.2 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $55.8 million, or 12.7%, to $495.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The main driver of this increase was the increased level of brokerage revenues particularly related to the acquisitions of Sunrise Brokers Group and Besso Insurance Group Limited and growth in our Real Estate Services business.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocations of net income and grant of exchangeability to limited partnership units and FPUs decreased by $10.3 million, or 17.6%, to $48.4 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This was primarily driven by a decrease in charges related to grants of exchangeability to limited partnership units during the three months ended September 30, 2017.

Occupancy and Equipment

Occupancy and equipment expense increased by $2.9 million, or 6.0%, to $52.0 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase was primarily driven by increases in rent, occupancy, and maintenance contracts.

Fees to Related Parties

Fees to related parties decreased by $0.9 million, or 17.7%, to $4.4 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $6.9 million, or 38.9%, to $24.5 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase was primarily driven by increased legal and consulting fees.

Communications

Communications expense increased by $1.7 million, or 5.5%, to $33.3 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. As a percentage of total revenues, communications slightly decreased from the prior year period.

Selling and Promotion

Selling and promotion expense increased by $3.7 million, or 15.9%, to $26.8 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was primarily due to increased advertising, marketing, and other related  expenses in our Real Estate Services segment, as well as our acquisition of Besso. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $1.8 million, or 20.4%, to $10.4 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Commissions and floor brokerage tends to move in line with Financial Services brokerage revenues (excluding Insurance related revenue).

Interest Expense

Interest expense increased by $5.6 million, or 29.7%, to $24.4 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was primarily driven by the interest expense on the new $575.0 million senior term loan borrowing, the new $400.0 million senior revolving credit facility, and the interest expense on the $150.0 million credit facility.

Other Expenses

Other expenses increased by $18.2 million, or 48.6%, to $55.6 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily related to an impairment of intangible assets and an increase in amortization expense on acquired intangibles, amortization expense related to mortgage servicing rights, and other provisions.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had a gain on divestiture of $4.0 thousand related to the sale of certain marketable securities in the three months ended September 30, 2017. For the three months ended September 30, 2016, there was a gain of $7.0 million related to the sale of certain cost method investments.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $1.4 million, or 169.7%, to a gain of $2.1 million, for the three months ended September 30, 2017 as compared to a gain of $0.8 million for the three months ended September 30, 2016. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $3.5 million, or 3.8%, to $88.2 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The $3.5 million decrease was primarily due to a gain of $18.3 million related to an adjustment of future earn-out payments that will no longer be required which was recognized in the third quarter of 2016, partially offset by an increase in net realized and unrealized gains related to marketable securities.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased by $1.6 million, or 5.2%, to $31.9 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase was primarily driven by the change in the overall geographic mix of our earnings for the period. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $1.9 million, or 7.1%, to $29.0 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Nine months Ended September 30, 2017 Compared to Nine months Ended September 30, 2016

Revenues

Brokerage Revenues

Total brokerage revenues increased by $226.4 million, or 13.2%, to $1,946.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Commission revenues increased by $239.7 million, or 16.4%, to $1,705.0 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Principal transactions revenues decreased by $13.4 million, or 5.2%, to $241.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

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

Our rates revenues increased by $39.6 million, or 11.2%, to $392.3 million for the nine months ended September 30, 2017. The increase in rates revenues was primarily due to strong improvement in our fully electronic rates business.

Our credit revenues decreased by $10.7 million, or 4.7%, to $218.7 million for the nine months ended September 30, 2017. This decrease was primarily driven by lower volumes and a decrease in fully electronic credit brokerage.

Our FX revenues increased by $11.1 million, or 4.8%, to $243.6 million for the nine months ended September 30, 2017. This increase was primarily driven by improved global volumes.

Our brokerage revenues from energy and commodities decreased by $18.9 million, or 11.2%, to $149.9 million for the nine months ended September 30, 2017. This decrease was primarily driven by lower global volumes.

Our brokerage revenues from equities, insurance, and other asset classes increased by $107.7 million, or 80.9%, to $240.7 million for the nine months ended September 30, 2017. This increase was primarily driven by our acquisitions of Sunrise Brokers in December 2016 and Besso in February 2017.

Leasing and other services revenues increased by $61.6 million, or 16.7%, to $430.9 million for the nine months ended September 30, 2017 as compared to the prior year period, primarily due to organic growth.

Real estate capital markets revenues increased by $36.1 million, or 15.4%, to $270.9 million for the nine months ended September 30, 2017 as compared to the prior year period. Growth across leasing and real estate capital markets was primarily due to organic growth and increased front office broker productivity as recent investments began to pay off.

Gains from Mortgage Banking Activities, net

Gains from mortgage banking activities, net, revenue increased by $25.3 million, or 18.2%, to $164.3 million for the nine months ended September 30, 2017 primarily due to stronger production in Berkeley Point’s multifamily agency loan originations business.

Real Estate Management and Other Services

Real estate management and other services revenue increased by $22.1 million, or 15.6%, to $163.0 million for the nine months ended September 30, 2017 due to organic growth and acquisitions.

Servicing Fees

Servicing fees increased by $18.5 million, or 29.8%, to $80.7 million for the nine months ended September 30, 2017 primarily due to growth in Berkeley Point’s primary servicing portfolio.

Fees from Related Parties

Fees from related parties increased by $1.0 million, or 5.5%, to $20.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Data, Software and Post-Trade

Data, software and post-trade revenues decreased by $1.2 million, or 2.8%, to $40.2 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Interest Income

Interest income increased by $16.6 million, or 68.1%, to $40.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was primarily due to interest income on the $150.0 million Credit Facility loan with an affiliate of Cantor, dividends received, and interest income on deposits.

Other Revenues

Other revenues decreased by $1.9 million, or 38.1%, to $3.0 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease was primarily due to insurance recoveries related to Hurricane Sandy recorded in the nine months ended September 30, 2016.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $131.4 million, or 10.1%, to $1,438.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The main driver was the compensation expense related to the increased level of brokerage revenues particularly related to the acquisitions of Sunrise Brokers Group and Besso Insurance Group Limited and growth in our Real Estate Services business.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $29.2 million, or 22.0%, to $161.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was primarily driven by an increase in charges related to grants of exchangeability to limited partnership units during the nine months ended September 30, 2017.

Occupancy and Equipment

Occupancy and equipment expense decreased by $0.6 million, or 0.4%, to $153.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease was primarily driven by lower amortization expense and a decrease in fixed asset impairment charges.

Fees to Related Parties

Fees to related parties increased by $0.9 million, or 6.0%, to $16.4 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $19.0 million, or 38.0%, to $69.0 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was primarily driven by increased legal and consulting fees.

Communications

Communications expense increased by $3.0 million, or 3.1%, to $97.8 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. As a percentage of total revenues, communications slightly decreased as compared to the prior year period.

Selling and Promotion

Selling and promotion expense increased by $5.9 million, or 7.8%, to $81.5 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was primarily due to increased advertising, marketing and other related expenses in our Real Estate Services segment, as well as our acquisitions of Besso and Sunrise. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.
Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $3.3 million, or 11.8%, to $31.3 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Commissions and floor brokerage tends to move in line with Financial Services brokerage revenues (excluding Insurance related revenue).

Interest Expense

Interest expense increased by $15.9 million, or 29.6%, to $69.7 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was primarily driven by the interest expense on the new $575.0 million senior term loan borrowing, the new $400.0 million senior revolving credit facility, and the interest expense on the $150.0 million credit facility.

Other Expenses

Other expenses increased by $32.2 million, or 27.7%, to $148.3 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily related to impairment charges on intangible assets as well as costs associated with acquisitions, amortization expense on acquired intangibles, amortization expense related to mortgage servicing rights, and other tax expenses.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had a gain on divestiture of $0.6 million in the nine months ended September 30, 2017. For the nine months ended September 30, 2016, we had a gain on divestiture of $7.0 million related to the sale of certain cost method investments.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $1.4 million, or 56.5%, to a gain of $4.0 million, for the nine months ended September 30, 2017 as compared to a gain of $2.5 million for the nine months ended September 30, 2016. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $0.3 million, or 0.3%, to $97.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The $0.3 million decrease was primarily due to a gain of $18.3 million related to an adjustment of future earn-out payments that will no longer be required which was recognized in the third quarter of 2016, partially offset by an increase in net realized and unrealized gains related to marketable securities.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased by $9.4 million, or 20.5%, to $55.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was primarily driven by an increase in pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $21.2 million, or 45.3%, to $68.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was primarily driven by an increase in earnings.

Business Segment Financial Results

The business segments are determined based on the products and services provided and reflect the manner in which financial information is evaluated by management. We evaluate the performance and review the results of the segments based on each segment’s “Income (loss) from operations before income taxes.”

Certain financial information for our segments is presented below. The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units, redemption/exchange of partnership units, issuance of restricted shares and allocations of net income to founding/working partner units and limited partnership units), as well as unallocated expenses, such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level. Corporate other income (losses), net includes gains that are not considered part of the Company’s ordinary, ongoing business, such as the adjustment of future earn-out payments.

During the third quarter of 2017, the Company transferred the right to receive earn-out payments from Nasdaq from the Financial Services segment to the Real Estate Services segment. As a result, the Nasdaq payment for the third quarter of 2017 was recorded as “Other income (loss)” in the Real Estate Services segment.

Three months ended September 30, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$416,657	$399,416	$10,955	$827,028
Total expenses	338,440	327,366	109,166	774,972
Total other income (losses), net	12,128	76,968	1,250	90,346
Income (loss) from operations before income taxes	$90,345	$149,018	$(96,961)	$142,402

Three months ended September 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$353,587	$373,851	$7,382	$734,820
Total expenses	294,763	292,836	102,140	689,739
Total other income (losses), net	69,893	—	29,602	99,495
Income (loss) from operations before income taxes	$128,717	$81,015	$(65,156)	$144,576

Segment Results for the Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

•

Revenues for Financial Services increased approximately $63.1 million, or 17.8%, to $416.7 million for the three months ended September 30, 2017 from $353.6 million for the three months ended September 30, 2016. BGC’s Financial Services revenues improved primarily due to the acquisitions of Sunrise Brokers and Besso. In addition, the segment’s revenues improved due to strong double-digit percentage growth from its fully electronic rates business, as well as nearly 15% improvement in our foreign exchange business compared to the prior year period.

•

Revenues for Real Estate Services increased approximately $25.6 million, or 6.8%, to $399.4 million for the three months ended September 30, 2017 from $373.9 million for the three months ended September 30, 2016. Real Estate Services’ generated strong year-on-year growth in leasing, capital markets, and management and servicing fees.

Expenses

•

Total expenses for Financial Services increased approximately $43.7 million, or 14.8%, to $338.4 million for the three months ended September 30, 2017 from $294.8 million for the three months ended September 30, 2016. The increase in expenses for our Financial Services segment was primarily due to the impact of higher revenues on variable compensation and recent acquisitions, partially offset by continued merger-related cost savings.

•

Total expenses for Real Estate Services increased approximately $34.5 million, or 11.8%, to $327.4 million for the three months ended September 30, 2017 from $292.8 million for the three months ended September 30, 2016. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher brokerage revenues as well as expenses related to new hires.
•

Total expenses for the Corporate Items category increased approximately $7.0 million, or 6.9%, to $109.2 million for the three months ended September 30, 2017 from $102.1 million for the three months ended September 30, 2016. This was primarily due to increased interest expense related to our new borrowings, partially offset by lower exchangeability charges and allocations of net income to limited partnership interests in the three months ended September 30, 2016.

Other income (losses), net

•

Other income (losses), net, for Financial Services decreased approximately $57.8 million, or 82.6%, to a gain of $12.1 million for the three months ended September 30, 2017 from a gain of $69.9 million for the three months ended September 30, 2016. The decrease in other income (losses), net, in our Financial Services segment was primarily due to recording the receipt of the Nasdaq earn-out payment as part of our Real Estate Services segment beginning in the third quarter of 2017.

•

Other income (losses), net, for Real Estate Services increased approximately $77.0 million to a gain of $77.0 million for the three months ended September 30, 2017. Beginning with the third quarter of 2017, the Company recorded the receipt of Nasdaq earn-out payments as part of other income in Real Estate services. Nasdaq payments and the impact of related mark-to-market movements and/or hedging are still recorded within our Financial Services segment for all periods prior to the third quarter of 2017.

•

Other income (losses), net, for the Corporate Items category decreased approximately $28.4 million, or 95.8%, to a gain of $1.3 million for the three months ended September 30, 2017 from a gain of $29.6 million for the three months ended September 30, 2016. The decrease in other income (losses), net for the Corporate Items category was primarily due to $18.3 million of other income related to an adjustment of future earn-out payments that will no longer be required, as well as the recognition of a $7.0 million gain on the sale of certain cost method investments  during the three months ended September 30, 2016.

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services decreased approximately $38.4 million, or 29.8%, to $90.3 million for the three months ended September 30, 2017 from $128.7 million for the three months ended September 30, 2016. The decrease in income (loss) from operations before income taxes is primarily due to the Nasdaq earn-out payment being recorded in the Real Estate Services segment effective with the third quarter of 2017, partially offset by higher revenues from continued improvement in broker productivity, which included strong improvements from fully electronic rates, equities, insurance, and other asset classes (due to the acquisitions of Sunrise and Besso), as well as continued merger related cost synergies.

•

Income (loss) from operations before income taxes for Real Estate Services increased $68.0 million, or 83.9%, to $149.0 million for the three months ended September 30, 2017 from $81.0 million for the three months ended September 30, 2016, primarily due to the receipt of the Nasdaq earn-out payment beginning in the third quarter of 2017.

Nine months ended September 30, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$1,290,152	$1,139,379	$29,591	$2,459,122
Total expenses	1,043,925	931,748	291,445	2,267,118
Total other income (losses), net	20,845	76,968	4,662	102,475
Income (loss) from operations before income taxes	$267,072	$284,599	$(257,192)	$294,479

Nine months ended September 30, 2016 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$1,163,934	$965,114	$23,290	$2,152,338
Total expenses	980,635	803,036	243,257	2,026,928
Total other income (losses), net	79,539	—	28,244	107,783
Income (loss) from operations before income taxes	$262,838	$162,078	$(191,723)	$233,193

Segment Results for the Nine months Ended September 30, 2017 Compared to Nine months Ended September 30, 2016

Revenues

•

Revenues for Financial Services increased approximately $126.2 million, or 10.8%, to $1,290.2 million for the nine months ended September 30, 2017 from $1,163.9 million for the nine months ended September 30, 2016. BGC’s Financial Services revenues improved primarily due to the acquisitions of Sunrise Brokers and Besso.  In addition, the segment’s revenues improved due to strong double-digit percentage growth from its fully electronic rates business.  These improvements were partially offset by generally lower industry-wide activity across credit-related products, as well as for certain energy and commodities markets.

•

Revenues for Real Estate Services increased approximately $174.3 million, or 18.1%, to $1,139.4 million for the nine months ended September 30, 2017 from $965.1 million for the nine months ended September 30, 2016. Berkeley Point’s multifamily agency loan originations were up by 33% compared to the nine months ended September 30, 2017. Real Estate Services’ revenues grew across leasing and other services, real estate capital markets, gains from mortgage banking activities, real estate management and other services, and servicing fees. Additionally, profitability also grew during the nine months ended September 30, 2017 due to front office employees increasing their productivity.

Expenses

•

Total expenses for Financial Services increased approximately $63.3 million, or 6.5%, to $1,043.9 million for the nine months ended September 30, 2017 from $980.6 million for the nine months ended September 30, 2016. The increase in expenses for our Financial Services segment was primarily due to acquisitions and to the impact of higher revenues on variable compensation, partially offset by continued merger-related cost savings.

•

Total expenses for Real Estate Services increased approximately $128.7 million, or 16.0%, to $931.7 million for the nine months ended September 30, 2017 from $803.0 million for the nine months ended September 30, 2016. The increase in expenses for our Real Estate Services segment was primarily due to with the impact of higher brokerage revenues as well as expenses related to new hires.

•

Total expenses for the Corporate Items category increased approximately $48.2 million, or 19.8%, to $291.4 million for the nine months ended September 30, 2017. This was primarily due to higher exchangeability charges and allocations of net income to limited partnership interests in the nine months ended September 30, 2017.

Other income (losses), net

•

Other income (losses), net, for Financial Services decreased approximately $58.7 million, or 73.8%, to a gain of $20.8 million for the nine months ended September 30, 2017 from a gain of $79.5 million for the nine months ended September 30, 2016. The decrease in other income (losses), net, for our Financial Services segment was primarily due to the recognition of the Nasdaq earn-out payment in the Real Estate Services segment effective for the third quarter of 2017.

•

Other income (losses), net, for Real Estate Services increased approximately $77.0 million nine months ended September 30, 2017 due to recognition of the Nasdaq earn-out. Beginning with the third quarter of 2017, the Company recorded the receipt of Nasdaq earn-out payment as part of other income in Real Estate services. Nasdaq payments and the impact of related mark-to-market movements and/or hedging prior to the third quarter of 2017 are still recorded within our Financial Services segment.

•

Other income (losses), net, for the Corporate Items category decreased approximately $23.6 million, or 83.5%, to a gain of $4.7 million for the nine months ended September 30, 2017. The decrease in other income (losses), net for the Corporate Items category was primarily due to the recognition of other income related to an adjustment of future earn-out payments that will no longer be required, as well as the recognition of a gain on the sale of certain cost method investments during the nine months ended September 30, 2016.

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services increased approximately $4.2 million, or 1.6%, to $267.1 million for the nine months ended September 30, 2017 from $262.8 million for the nine months ended September 30, 2016. The increase in income (loss) from operations before income taxes is primarily due to higher revenues, which included strong improvement from fully electronic rates, equities, insurance and other asset classes (following the acquisitions of Sunrise and Besso), as well as continued merger related cost synergies.

•

Income (loss) from operations before income taxes for Real Estate Services increased $122.5 million, or 75.6%, to $284.6 million for the nine months ended September 30, 2017 from $162.1 million for the nine months ended

September 30, 2016, largely due to the receipt of the Nasdaq earn-out payment beginning in the third quarter of 2017, as well as improved productivity driven by organic growth delivered by front office hires over the last two years.

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

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016[1,2]	June 30, 2016[1]	March 31, 2016[1]	December 31, 2015[1,3]
Revenues:
Commissions	$582,106	$577,172	$545,720	$520,374	$492,808	$497,652	$474,833	$506,538
Principal transactions	75,766	80,360	85,743	70,262	76,332	86,448	92,439	74,184
Gains from mortgage banking activities, net	45,455	73,547	45,261	54,378	65,377	43,599	30,033	38,301
Real estate management and other services	60,798	51,589	50,630	55,841	49,373	45,529	46,058	51,121
Servicing fees	29,057	26,840	24,832	25,472	22,502	20,725	18,972	19,395
Fees from related parties	7,173	6,018	6,938	6,484	6,354	5,262	7,470	6,251
Data, software and post-trade	13,776	13,322	13,087	12,949	13,266	14,160	13,934	30,505
Interest income	11,726	19,177	10,006	9,544	8,012	7,168	9,152	7,424
Other revenues	1,171	876	976	454	796	402	3,682	1,183
Total revenues	827,028	848,901	783,193	755,758	734,820	720,945	696,573	734,902
Expenses:
Compensation and employee benefits	495,145	482,353	460,631	426,458	439,384	439,101	428,264	495,648
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	48,446	50,237	63,193	60,264	58,771	40,975	32,924	145,718
Total compensation and employee benefits	543,591	532,590	523,824	486,722	498,155	480,076	461,188	641,366
Occupancy and equipment	51,962	50,311	50,829	50,255	49,032	51,999	52,661	57,630
Fees to related parties	4,380	5,519	6,490	8,683	5,323	3,692	6,445	5,100
Professional and consulting fees	24,486	22,891	21,670	17,176	17,624	15,741	16,667	15,835
Communications	33,290	32,353	32,173	30,735	31,562	31,628	31,667	31,237
Selling and promotion	26,828	30,034	24,641	24,989	23,139	26,175	26,299	27,496
Commissions and floor brokerage	10,410	10,476	10,430	10,505	8,645	10,210	9,155	9,598
Interest expense	24,425	26,490	18,763	17,595	18,831	16,622	18,317	19,957
Other expenses	55,600	50,269	42,393	28,138	37,428	38,292	40,355	77,930
Total expenses	774,972	760,933	731,213	674,798	689,739	674,435	662,754	886,149
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	4	—	557	—	7,044	—	—	390,951
Gains (losses) on equity method investments	2,147	1,602	237	996	796	863	888	(687)
Other income (loss)	88,195	4,713	5,020	(979)	91,655	9,831	(3,294)	30,903
Total other income (losses), net	90,346	6,315	5,814	17	99,495	10,694	(2,406)	421,167
Income (loss) from operations before income taxes	142,402	94,283	57,794	80,977	144,576	57,204	31,413	269,920
Provision (benefit) for income taxes	31,854	16,552	6,678	14,614	30,273	10,571	4,874	79,486
Consolidated net income (loss)	110,548	77,731	51,116	66,363	114,303	46,633	26,539	190,434
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	29,019	24,811	14,291	21,924	27,092	13,713	6,087	113,569
Net income (loss) available to common stockholders	$81,529	$52,920	$36,825	$44,439	$87,211	$32,920	$20,452	$76,865

[1]

Financial results have been recast to include the financial results of Lucera. See Note 1—“Organization and Basis of Presentation,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the impact on the Company’s three and nine months ended September 30, 2016 results of operations.

[2]	Amounts include the gains related to the earn-out associated with the Nasdaq transaction recorded in Other income (loss).
[3]	Amounts include gains related to the Company’s sale of all of the equity interests in the entities that made up the Trayport business to ICE on December 11, 2015.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Brokerage revenue by product:
Rates	$123,041	$133,469	$135,752	$116,117	$112,384	$120,678	$119,619	$108,060
Credit	66,133	70,730	81,870	62,294	67,221	77,330	84,915	63,399
Foreign exchange	83,899	79,681	80,026	70,816	73,191	76,835	82,468	75,167
Energy and commodities	48,231	48,479	53,145	54,111	47,061	57,306	64,398	57,061
Equities, insurance, and other asset classes	79,657	85,324	75,706	41,950	39,076	45,593	48,366	42,594
Leasing and other services	158,604	144,681	127,574	144,521	139,109	124,555	105,627	162,263
Real estate capital markets	98,307	95,168	77,390	100,827	91,098	81,803	61,879	72,178
Total brokerage revenues	$657,872	$657,532	$631,463	$590,636	$569,140	$584,100	$567,272	$580,722
Brokerage revenue by product (percentage):
Rates	18.7%	20.3%	21.5%	19.7%	19.7%	20.7%	21.1%	18.6%
Credit	10.1	10.8	13.0	10.5	11.8	13.2	15.0	10.9
Foreign exchange	12.8	12.1	12.7	12.0	12.9	13.2	14.5	12.9
Energy and commodities	7.3	7.4	8.4	9.2	8.3	9.8	11.4	9.8
Equities, insurance, and other asset classes	12.1	13.0	12.0	7.1	6.9	7.8	8.5	7.3
Leasing and other services	24.1	22.0	20.2	24.5	24.4	21.3	18.6	27.9
Real estate capital markets	14.9	14.4	12.2	17.0	16.0	14.0	10.9	12.6
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Real Estate	$256,911	$239,849	$204,964	$245,348	$230,207	$206,358	$167,506	$234,441
Financial Services voice/hybrid	361,312	373,161	380,260	310,313	303,364	336,658	357,071	312,076
Financial Services fully electronic	39,649	44,522	46,239	34,975	35,569	41,084	42,695	34,205
Total brokerage revenues	$657,872	$657,532	$631,463	$590,636	$569,140	$584,100	$567,272	$580,722
Brokerage revenue by type (percentage):
Real Estate	39.1%	36.5%	32.5%	41.5%	40.4%	35.3%	29.5%	40.4%
Financial Services voice/hybrid	54.9	56.7	60.2	52.5	53.3	57.6	63.0	53.7
Financial Services fully electronic	6.0	6.8	7.3	6.0	6.3	7.1	7.5	5.9
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, marketable securities, mortgage servicing rights, collateralized multi-family and commercial mortgage loans to be included in future sales, which are included in loans held for sale, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at September 30, 2017 were $7.3 billion, an increase of 43.7% as compared to December 31, 2016. The increase in total assets was driven primarily by increases in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Accrued commissions receivable, net, Marketable securities, Investments, and Cash segregated under regulatory requirements, which were partially offset by a reduction in Loans held for sale. We maintain a significant portion of our assets in cash and marketable securities, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase agreements) at September 30, 2017 of

$700.7 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned decreased to $32.1 million at September 30, 2017, compared to $35.4 million at December 31, 2016. Our Marketable securities increased to $259.4 million at September 30, 2017, compared to $164.8 million at December 31, 2016. The increase in marketable securities in the nine months ending September 30, 2017, was primarily due to the recognition of $77 million in gains in connections with the Nasdaq earn-out and $20.8 million of mark-to-market movements and/or hedging associated with previously earned Nasdaq shares (as discussed in Note 9—Marketable Securities.”) We did not have any Reverse repurchase agreements as of September 30, 2017, which was a decrease of $54.7 million from December 31, 2016. We had Securities loaned of $135.1 million and Repurchase agreements of $1.8 million at September 30, 2017. There were no Securities loaned or Repurchase agreements as of December 31, 2016.

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

On April 21, 2017, pursuant to a previously disclosed authorization by the Audit Committee of BGC’s Board of Directors, the Company entered into a $150.0 million revolving credit facility (the “Credit Facility”) with an affiliate of Cantor. BGC agreed to lend $150.0 million under the Credit Facility to such affiliate (the “Loan”). On September 8, 2017, the outstanding balance of $150 million was repaid in its entirety. As of the date hereof, there were no borrowings outstanding under the credit facility. The Credit Facility has a maturity date of April 20, 2018, which may be extended from time to time on the terms set forth in the Credit Facility.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2016, Cantor facilitated reverse repurchase agreements on our behalf, and consequently we had $54.7 million of reverse repurchase agreements outstanding with Cantor. As of September 30, 2017, we had no reverse purchase agreements outstanding with Cantor.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2017, we had no investments in the program.

Funding

Our funding base consists of longer-term capital (equity and notes payable), collateralized financings, shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Our Real Estate Services business has the following ongoing cash needs: (i) ongoing short-term collateralized financing needs to fund loans held for sale; (ii) working capital to support daily operations, including servicing advances consisting of principal and interest advances for Fannie Mae loans that become delinquent, and advances on insurance and tax payments if escrow funds are insufficient; and (iii) working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances significantly exceed our potential contingent liquidity needs. We believe that cash in and available to our largest regulated entities, inclusive of financing provided by clearing banks and cash segregated under regulatory requirements, is adequate for potential cash demands of normal operations, such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends paid pursuant to our dividend policy. However, we believe that there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

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

On September 8, 2017, BGC completed the acquisition of Berkeley Point (the “Berkeley Point Acquisition”), a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans, including those it originates. BGC acquired all of the outstanding membership interests of Berkeley Point Financial LLC for an acquisition price equal to $875 million, subject to a post-closing upward or downward adjustment to the extent that the net assets of BPF as of the closing of the Berkeley Point Acquisition were greater than or less than $508.6 million. BGC paid $3.2 million of the acquisition price with 247,099 partnership units in BGC Holdings, L.P. Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. As of September 30, 2017, the Company’s investment is accounted for under the equity method. Berkeley Point and Real Estate LP are part of Newmark Knight Frank, the Company’s Real Estate Services segment. In connection with these aforementioned transactions, BGC entered into a $400 million two-year unsecured senior revolving credit facility and a $575 million unsecured senior term loan maturing on the second anniversary of the BPF acquisition closing date.

On October 23, 2017 Newmark Group, Inc. filed a registration statement on Form S-1 with the SEC relating to the proposed initial public offering (“IPO”) of the Class A common stock of BGC’s recently formed subsidiary, which will hold Newmark Knight Frank, the Company’s Real Estate Services business. The number of Class A shares to be offered and the price range for the proposed offering have not yet been determined. The initial public offering is part of the Company’s plan to separate its Real Estate Services business into a separate public company. Following some period after the expected offering, the Company may, subject to market and other conditions, distribute the shares that the Company will hold of the newly formed subsidiary pro rata to the Company’s stockholders in a manner intended to qualify as tax-free for U.S. federal income tax purposes. The proceeds of the Newmark IPO are expected to be used to repay the term loan.

On June 28, 2013, upon completion of the Nasdaq transaction, we received cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing. As a result of the earn-out, we expect to receive over $720 million in additional Nasdaq stock over time (stock value based on the October 26, 2017 closing price), which is not reflected on our balance sheet.

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

As of September 30, 2017, our liquidity, which we define as cash and cash equivalents, reverse repurchase agreements, marketable securities and securities owned, less securities loaned and repurchase agreements, was approximately $700.7 million. This does not include the over $720 million in additional Nasdaq stock (stock value based on the October 26, 2017 closing price) that we expect to receive over time. We expect to use our considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of BGC, all while maintaining or improving our investment grade rating.

Long-term Debt, Collateralized Borrowings and Short-term Borrowings

Unsecured Senior Revolving Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders.  The revolving credit agreement provides for revolving loans of up to $400.0 million.  The maturity date of the facility is September 8, 2019. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. As of September 30, 2017, there were $400.0 million of borrowings outstanding under the facility. The carrying value of the facility as of September 30, 2017 was $396.9 million, net of deferred financing costs of $3.1 million. As of September 30, 2017, the interest rate on this facility was 3.49%.

Unsecured Senior Term Loan Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders.  The term loan credit agreement provides for loans of up to $575.0 million.  The maturity date of the agreement is September 8, 2019.  Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin, which ranges from 50 basis points to 325 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. The term loan credit agreement is also subject to mandatory prepayment from 100% of net cash proceeds of all material asset sales and debt and equity issuances (subject to certain customary exceptions, including sales under the Company’s CEO sales program). As of September 30, 2017, there were $575.0 million of borrowings outstanding under the facility. The carrying value of the facility as of September 30, 2017 was $572.2 million, net of deferred financing costs of $2.8 million. As of September 30, 2017, the interest rate on this facility was 3.49%.

8.125% Senior Notes

On June 26, 2012, we issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042 (the “8.125% Senior Notes”). The 8.125% Senior Notes are our senior unsecured obligations. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes are listed on the New York Stock Exchange under the symbol “BGCA.” The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The carrying value of the 8.125% Senior Notes as of September 30, 2017 was $109.4 million.

5.375% Senior Notes

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes due 2019 (the “5.375% Senior Notes”). The 5.375% Senior Notes are general senior unsecured obligations of the Company. These 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes will be subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the indenture. The 5.375% Senior Notes will mature on December 9, 2019. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture). If a “Change of Control Triggering Event” (as defined in the indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The carrying value of the 5.375% Senior Notes as of September 30, 2017 was $297.8 million.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). The carrying value of these notes as of September 30, 2017 was $243.6 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were previously subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave us the ability to control the timing and process with respect to a full merger, which as discussed in Note 1—“Organization and Basis of Presentation” to our unaudited condensed consolidated financial statements, was completed on January 12, 2016. Also on July 10, 2015, we guaranteed the obligations of GFI under these 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of the 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. On November 4, 2015, GFI, BGC and the Trustee entered into the First Supplemental Indenture supplementing the Indenture and incorporating BGC’s guarantee of the Notes (the “First Supplemental Indenture”). On January 13, 2016, Moody’s Investors Service further upgraded the credit rating on the 8.375% Senior Notes, eliminating the penalty interest.

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

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). The 5.125% Senior Notes are general senior unsecured obligations of the Company. These 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture). If a “Change of Control Triggering Event” (as defined in the indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15.0 million of such senior notes and still holds such notes as of September 30, 2017. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The carrying value of the 5.125% Senior Notes as of September 30, 2017 was $296.8 million.

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

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of September 30, 2017, the Company had $10.9 million outstanding related to this secured loan arrangement, which includes $0.1 million of deferred financing costs. The value of the fixed assets pledged as of September 30, 2017 was $1.1 million.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan.  This arrangement occurs interest at a fixed rate of 3.44% and matures on May 31, 2021.  As of September 30, 2017, the Company had $28.2 million outstanding related to this secured loan arrangement.  The value of the fixed assets pledged as of September 30, 2017 was $21.6 million.

Warehouse Notes Payable

The Company uses its warehouse lines and a repurchase agreement to fund mortgage loans originated under its various lending programs.  Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third party purchase commitments.  As of September 30, 2017, the Company had $950.0 million of warehouse lines and $325.0 million of uncommitted repurchase agreements (collectively, the “Agency Warehouse Facilities”).  As of September 30, 2017, $659.7 million of the Agency Warehouse Facilities was drawn down.

Notes Payable to Related Party

On March 11, 2015, the Company and CCRE entered into a note receivable/payable that allows for advances to or from CCRE at an interest rate of 1 month LIBOR plus 1.0%. As of December 31, 2016, there was $690.0 million of outstanding advances due to CCRE on the note. On September 8, 2017, the note receivable/payable was terminated and all outstanding advances due were paid off.

Short-term Borrowings

On February 25, 2016, the Company entered into a committed unsecured revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of our domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on our debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. This facility was terminated on September 8, 2017, at which point the outstanding balance of $150.0 million was repaid. There were no borrowings outstanding under this $150.0 million facility as of September 30, 2017 and as of December 31, 2016.

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A.  The credit agreement provides for short term loans of up to $6.3 million (BRL 20.0 million). The maturity date of the agreement is February 19, 2018.  Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of September 30, 2017, there were $6.3 million of borrowings outstanding under the facility. As of September 30, 2017, the interest rate was 12.92%.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A.  The credit agreement provides for an intra-day overdraft credit line of up to $15.8 million (BRL 50.0 million). The maturity date of the agreement is December 14, 2017.  This facility bears a fee of 1.00% per year. As of September 30, 2017, there were no borrowings outstanding under this facility.

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

Our investing and funding activities represent a combination of our capital raising activities, including short-term borrowings and repayments, warehouse notes payable borrowings and repayments, issuances of shares under our controlled equity offerings (net), Class A common stock repurchases and partnership unit redemptions, purchases and sales of securities, dispositions, and other investments (e.g. acquisitions, forgivable loans to new brokers and capital expenditures—all net of depreciation and amortization).

Our securities settlement activities primarily represent deposits with clearing organizations. In addition, when advantageous, we may elect to facilitate the settlement of matched principal transactions by funding failed trades, which results in a temporary secured use of cash and is economically beneficial to us.

Other changes in working capital represent changes primarily in loans held for sale, receivables and payables and accrued liabilities that impact our liquidity.

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

As of September 30, 2017, the Company had $546.0 million of Cash and cash equivalents, and included in this amount was $282.8 million of Cash and cash equivalents held by foreign subsidiaries. With the exception of the cash proceeds from the sale of Trayport, it is our intention to permanently reinvest undistributed foreign pre-tax earnings in the Company’s foreign operations. It is not practicable to determine the amount of additional tax that may be payable in the event these earnings are repatriated due to the fluctuation of the relative ownership percentages of the foreign subsidiaries between the Company and BGC Holdings, L.P. For these proceeds which are not permanently reinvested, the accrued tax liability is $135.5 million, net of foreign tax credits. In addition, certain GFI net operating loss carryforwards are expected to be utilized to reduce cash taxes. Taking these items together, we therefore expect to pay effective cash taxes of no more than $64.0 million related to the Trayport transaction.

Discussion of the nine months ended September 30, 2017

The table below presents our Liquidity Analysis as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
(in millions)
Cash and cash equivalents	$546.0	$535.6
Reverse repurchase agreements	—	54.7
Repurchase agreements	(1.8)	—
Securities owned	32.1	35.3
Marketable securities [1]	124.4	164.8
Total	$700.7	$790.4

[1]	As of September 30, 2017, $135.1 million of Marketable securities on our balance sheet were lent in a Securities loaned transactions and therefore are not included in this Liquidity Analysis.

The $89.7 million decrease in our liquidity position from $790.4 million as of December 31, 2016 to $700.7 million as of September 30, 2017 was primarily related to the acquisition of Berkeley Point for $875 million and the investment of $100 million in Real Estate LP, which was offset by the proceeds from the $400 million unsecured senior revolving credit facility and the $575 million unsecured senior term loan; cash paid with respect to various acquisitions; the previously described redemption and/or repurchase of shares and/or units; and ordinary movements in working capital. The Company also continued to invest in new revenue-generating hires.

Discussion of the nine months ended September 30, 2016

The table below presents our Liquidity Analysis as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
(in millions)
Cash and cash equivalents	$509.4	$563.0
Securities owned	212.1	32.4
Marketable securities [1]	179.9	532.5
Total	$901.4	$1,127.9

[1]	As of December 31, 2015, $117.9 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $226.5 million decrease in our liquidity position from $1,127.9 million as of December 31, 2015 to $901.4 million as of September 30, 2016 was primarily related to repayment of $159.9 million used to retire BGC’s 4.5% Convertible senior notes; $111.2 million used with respect to the GFI Back-End Mergers and related transactions; the redemption and/or repurchase of 10.0 million shares and/or units, net, at a cost to BGC of $87.8 million; ordinary charges in working capital; and cash paid with respect to various acquisitions. The Company also continued to invest with regards to new front-office hires in Real Estate Services.  These items were partially offset by net proceeds from BGC’s offering of $300 million aggregate principle amount of 5.125% Senior Notes due May 27, 2021 issued in May 2016.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of September 30, 2017.

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

In addition, these subsidiaries may be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 28—“Regulatory Requirements,” to our unaudited condensed consolidated financial statements for further details on our regulatory requirements.

As of September 30, 2017, $547.7 million of net assets were held by regulated subsidiaries. As of September 30, 2017, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $296.2 million.

As a result of the Berkeley Point Acquisition, the Company is now subject to various capital requirements in connection with seller/servicer agreements that the Company has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in the Company’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the Company’s consolidated financial statements. Management believes that as of September 30, 2017, that the Company met all capital requirements.  As of September 30, 2017, the most restrictive capital requirement was Fannie Mae’s net worth requirement.  The Company exceeded the minimum requirement by $368.0 million.

Certain of the Company’s agreements with Fannie Mae allow the Company to originate and service loans under Fannie Mae’s DUS Program. These agreements require the Company to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of the Company’s agreements with Freddie Mac allow the Company to service loans under Freddie Mac’s Targeted Affordable Housing Program (“TAH”). These agreements require the Company to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by the Company. Management believes that as of September 30, 2017 that the Company met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, the Company is required to advance to investors any uncollected principal and interest due from borrowers.  As of December 31, 2016, outstanding borrower advances were approximately $106 thousand, and are included in “Other assets” in the accompanying consolidated statements of financial condition. There were no outstanding advances as of September 30, 2017.

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

Much of our global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we will continue to operate a number of EU regulated venues in accordance with EU directives and licensed by the FCA and other EU based national Competent Authorities. The second Markets in Financial Instruments Directive II (“MiFID II”) was published by the European Securities and Markets Authority (“ESMA”) in September 2015, and implementation is expected to commence in January 2018.

MiFID II will require a significant part of the market in these instruments to trade on trading venues subject to transparency regimes, not only in pre-and post-trade prices, but also in fee structures and access. In addition, it will have a particularly significant impact in a number of key areas, including corporate governance, transaction reporting, pre- and post-trade transparency, technology synchronization, best execution and investor protection. As was the case with the introduction of Dodd-Frank Act, including the ramification of Title VII across the financial markets, it is expected there will be a lengthy time period before all of the Regulatory Technical Standards are completely operative.

MiFID II is intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it is intended that Member States should have very similar regulatory regimes in relation to the matters addressed to MiFID. MiFID II will also introduce a new regulated execution venue category known as the Organized Trading Facility (“OTF”) that will capture much of the voices and hybrid oriented trading in EU. Much of our existing EU derivatives and fixed income execution business will in the future take place on OTFs. Rules on public and non-discriminatory pricing structures of venues, and the related uncertainty of retaining traditional forms of revenue under the new regime, are expected to be a focus of our UK regulated entities. We currently anticiapate operating one OTF for each such UK regulated entity. In addition, the June 23, 2016

U.K. referendum vote to leave the EU and the UK Government triggering Article 50 of the Lisbon Treaty (thereby setting in motion the timetable for the U.K. to leave the EU) may impact future market structure and MiFID II rulemaking and implementation due to potential changes in mutual passporting between the U.K. and EU Member States.

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

Changes in shares of the Company’s Class A common stock outstanding for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares outstanding at beginning of period	251,057,086	241,292,033	244,869,624	219,063,365
Share issuances:
Exchanges of limited partnership interests[1]	1,434,050	2,947,876	6,795,187	6,269,630
Issuance of Class A common stock for general corporate purposes	—	—	—	1,648,000
Vesting of restricted stock units (RSUs)	42,295	81,873	479,313	569,344
Acquisitions	82,907	125,111	1,424,690	24,854,144
Other issuances of Class A common stock	11,874	250,219	45,490	292,524
Treasury stock repurchases	(295,871)	(1,341,947)	(1,246,365)	(9,326,182)
Forfeitures of restricted Class A common stock	(71,251)	(43,657)	(106,849)	(59,317)
Shares outstanding at end of period	252,261,090	243,311,508	252,261,090	243,311,508

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

The Company did not issue any shares of Class B common stock during the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017 and 2016, there were 34,848,107 shares of the Company’s Class B common stock outstanding.

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

The table below represents unit redemption and share repurchase activity for the three and nine months ended September 30, 2017.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1,2]
January 1, 2017—March 31, 2017	2,927,758	$10.84
April 1, 2017—June 30, 2017	1,908,867	11.14
July 1, 2017—September 30, 2017	1,675,330	12.58
Total Redemptions	6,511,955	11.38
Repurchases[3,4]
January 1, 2017—March 31, 2017	552,955	$11.07
April 1, 2017—June 30, 2017	397,539	11.25
July 1, 2017—July 31, 2017	19,806	12.99
August 1, 2017—August 31, 2017	56,827	12.95
September 1, 2017—September 30, 2017	219,238
Total Repurchases	1,246,365	$11.68
Total Redemptions and Repurchases	7,758,320	$11.43	$228,572,015

[1]

During the three months ended September 30, 2017, the Company redeemed approximately 1.2 million limited partnership units at an aggregate redemption price of approximately $16.0 million for an average price of $12.97 per unit and approximately 0.4 million FPUs at an aggregate redemption price of approximately $5.0 million for an average price of $11.48 per unit. During the three months ended September 30, 2016, the Company redeemed approximately 2.3 million limited partnership units at an aggregate redemption price of approximately $20.6 million for an average price of $8.90 per unit and approximately 132.7 thousand FPUs at an aggregate redemption price of approximately $1.2 million for an average price of $8.81 per unit.

[2]

During the nine months ended September 30, 2017, the Company redeemed approximately 5.8 million limited partnership units at an aggregate redemption price of approximately $66.1 million for an average price of $11.40 per unit and approximately 0.7 million FPUs at an aggregate redemption price of approximately $8.0 million for an average price of $11.19 per unit. During the nine months ended September 30, 2016, the Company redeemed approximately 4.8 million limited partnership units at an aggregate purchase price of approximately $42.2 million for an average price of $8.87 per unit and approximately 272.9 thousand FPUs at an aggregate redemption price of approximately $2.3 million for an average price of $8.48 per unit.

3.

During the three months ended September 30, 2017, the Company repurchased approximately 0.3 million shares of its Class A common stock at an aggregate purchase price of approximately $4.0 million for an average price of $13.41 per share. During the three months ended September 30, 2016, the Company repurchased approximately 1.3 million shares of its Class A common stock at an aggregate purchase price of approximately $11.9 million for an average price of $8.90 per share.

4.

During the nine months ended September 30, 2017, the Company repurchased approximately 1.2 million shares of its Class A common stock at an aggregate purchase price of approximately $14.6 million for an average price of $11.68 per share. During the nine months ended September 30, 2016, the Company repurchased approximately 9.3 million shares of its Class A common stock at an aggregate purchase price of approximately $81.7 million for an average price of $8.77 per share.

The table above represents the gross unit redemptions and share repurchases of our Class A common stock during the nine months ended September 30, 2017. Approximately 5.4 million of the 6.5 million units above were redeemed using cash from our CEO program, and therefore did not impact the fully diluted number of shares and units outstanding or our liquidity position. The remaining redemptions along with the Class A common stock repurchases resulted in a 2.3 million reduction in the fully diluted share count. This net reduction cost the Company approximately $27.0 million (or $11.52 per share/unit) during the nine months ended September 30, 2017. This reduction partially offset the overall growth in the fully diluted share count which resulted from shares issued for general corporate purposes, acquisitions, equity-based compensation and front-office hires.

The fully diluted weighted-average share count for the three months ended September 30, 2017 was as follows (in thousands):

Three Months Ended September 30, 2017
Common stock outstanding[1]	288,308
Partnership units[2]	167,287
RSUs (Treasury stock method)	539
Other	1,207
Total[3]	457,341

[1]

Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended September 30, 2017, the weighted-average number of Class A shares was 253.5 million shares and Class B shares was 34.8 million shares.

[2]

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information).

[3]

For the quarter ended September 30, 2017, all potentially dilutive securities were included in the computation of fully diluted earnings per share. Also as of September 30, 2017, approximately 3.1 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange the 14,676,743 shares of Class A common stock owned by them as of September 30, 2017 for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

Stock Option Exercises

No shares of our Class A common stock related to the exercise of stock options were issued during the nine months ended September 30, 2017. We issued 17,403 shares of our Class A common stock related to the exercise of stock options during the nine months ended September 30, 2016.

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

As of September 30, 2017, we have issued and sold an aggregate of 19.5 million shares of Class A common stock under the Form S-3 Registration Statement pursuant to the November 2014 Sales Agreement, with 0.5 million shares of Class A common stock remaining to be sold under this agreement. As of September 30, 2017, we have not sold any shares of Class A common stock under the April 2017 Sales Agreement. We intend to use the net proceeds of any shares of Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC Holdings. In addition to general corporate purposes, these sales along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under this agreement.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2017, we have issued an aggregate of 10.5 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of September 30, 2017, we have issued approximately 328.3 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of our Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of September 30, 2017, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 199.2 million shares.

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

On August 17, 2017, we filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 5.125% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

Since 2012, the Company has completed acquisitions whose purchase price included an aggregate of approximately 10.9 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $64.1 million), 10.6 million limited partnership units (with an acquisition date fair value of approximately $69.5 million) and $82.8 million in cash that may be issued contingent on certain targets being met through 2022.

As of September 30, 2017, the Company has issued 7.8 million shares of its Class A common stock, 6.7 million limited partnership units and $33.2 million in cash related to such contingent payments.

As of September 30, 2017, 3.0 million shares of the Company’s Class A common stock, 3.2 million limited partnership units and $31.4 million in cash remain to be issued if the targets are met.

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

On November 7, 2017, the Company issued exchange rights with respect to, and Cantor purchased, in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act, an aggregate of 1,179,788 exchangeable limited partnership units in BGC Holdings, as follows: In connection with the redemption by BGC Holdings of an aggregate of 823,178 non-exchangeable founding partner units from founding partners of BGC Holdings for an aggregate consideration of $2,828,629, Cantor purchased 823,178 exchangeable limited partnership units from BGC Holdings for an aggregate of $2,828,629. In addition, pursuant to the Sixth Amendment, on November 7, 2017, Cantor purchased 356,610 exchangeable limited partnership units from BGC Holdings for an aggregate consideration of $1,091,175 in connection with the grant of exchangeability and exchange for 356,610 founding partner units.

As of September 30, 2017, there were 991,182 FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

GUARANTEE AGREEMENT FROM CF&CO

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement. During the three and nine months ended September 30, 2017 and 2016, the Company recorded fees of $31.3 thousand and $93.8 thousand with respect to these guarantees.

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

During the three months ended September 30, 2017 and 2016, respectively, Lucera had $0.3 million and $0.6 million in related party revenues from Cantor. During the nine months ended September 30, 2017 and 2016, respectively, Lucera had $1.0 million and $2.4 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.

The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua (see Note 17— “Related Party Transactions,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q); such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor.

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

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Notional Volume (in billions)
Total fully electronic volume	$4,609	$4,432	$4,782	$4,482	$4,234
Total hybrid volume[1]	61,867	57,597	57,625	50,956	53,225
Total fully electronic and hybrid volume	$66,476	$62,029	$62,407	$55,438	$57,459
Transaction Count (in thousands, except for days)
Total fully electronic transactions	2,231	2,034	2,399	2,569	2,390
Total hybrid transactions	1,313	1,247	1,011	888	1,065
Total transactions	3,544	3,281	3,410	3,457	3,455
Trading days	63	63	62	63	64

[1]	Hybrid is defined as transactions involving some element of electronic trading but executed by BGC’s brokers, exclusive of voice-only transactions.

Fully electronic volume, including new products, was $4.6 trillion for the three months ended September 30, 2017, compared to $4.2 trillion for the three months ended September 30, 2016. Our hybrid volume for the three months ended September 30, 2017 was $61.9 trillion, compared to $53.2 trillion for the three months ended September 30, 2016.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at September 30, 2017 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and collateralized borrowings[1]	$1,966,130	$254,489	$1,293,870	$305,271	$112,500
Warehouse notes payable	659,732	659,732	—	—	—
Operating leases[2]	517,200	69,326	114,922	91,164	241,788
Interest on long-term debt and collateralized borrowings[3] [4]	401,346	91,654	101,100	28,471	180,121
Short-term borrowings[5]	6,313	6,313	—	—	—
Interest on Short-term borrowings	315	315	—	—	—
Other [6]	30,709	8,000	16,000	6,709	—
Total contractual obligations	$3,581,745	$1,089,829	$1,525,892	$431,615	$534,409

[1]

Long-term debt and collateralized borrowings reflects long-term borrowings of $400.0 million under the Company’s committed unsecured senior revolving credit agreement (the $400.0 million represents the principal amount of the loan; the carrying value of the loan as of September 30, 2017 was approximately $396.9 million), $575.0 million of borrowings under the Company’s committed unsecured senior term loan credit agreement (the $575.0 million represents the principal amount of the loan; the carrying value  of the loan as of September 30, 2017 was approximately $572.2 million), the issuance of $112.5 million of the 8.125% Senior Notes due June 26, 2042 (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of September 30, 2017 was approximately $109.4 million), $300.0 million of the 5.375% Senior Notes due December 9, 2019 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of September 30, 2017 was approximately $297.8 million), $240.0 million of the 8.375% Senior Notes due July 19, 2018 (the $240.0 million represents the principal amount of the debt; the carrying value of the 8.375% Senior Notes as of September 30, 2017 was approximately $243.6 million), $300.0 million of the 5.125% Senior Notes due on May 27, 2021 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of September 30, 2017 was approximately $296.8 million), $10.9 million of collateralized borrowings due March 13, 2019, and an additional $28.2 million of collateralized borrowings due May 31, 2021. See Note 21— “Long-term Debt, Collateralized and

Short-term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
[2]

Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $3.2 million over the life of the agreement.

[3]

Interest on the $400.0 million of borrowings and the $575.0 million of borrowings was projected by using the 1 month libor rate plus 225 bps as of September 30, 2017 through the loans maturity date on September 8, 2019.

[4]

The $180.1 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.

5         Short-term borrowings reflects approximately $6.3 million (BRL 20.0 million) of borrowings under the Company’s committed  unsecured loan agreement.  See Note 21— “Long-term Debt, Collateralized and Short-term Borrowings,” for more information regarding this obligation.

[6]

Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition. The amount payable each year reflects an estimate of future Charity Day obligations.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into arrangements with unconsolidated entities, including variable interest entities. See Note 18—“Investments” to our unaudited condensed consolidated financial statements for additional information related to our investments in unconsolidated entities.

CRITICAL ACCOUNTING POLICIES

The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. We believe that of our significant accounting policies (see Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K and Note 3— “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), the following policies involve a higher degree of judgment and complexity.

Revenue Recognition

We derive our revenues primarily through commissions from brokerage services; the spread between the buy and sell prices on matched principal transactions; gains from mortgage banking activities; revenues from real estate management and other services; servicing fees; fees from related parties; data, software and post-trade services; and other revenues.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grants of exchangeability to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended September 30, 2017 and 2016, we incurred compensation expense of $19.8 million and $34.3 million, respectively, related to the grant of exchangeability on partnership units. During the nine months ended September 30, 2017 and 2016, we incurred compensation expense of $111.9 million and $92.7 million, respectively, related to the grant of exchangeability on partnership units.

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

As of September 30, 2017 and December 31, 2016, the aggregate balance of employee loans, net, was $311.0 million and $269.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2017 and 2016 was $26.0 million and $24.2 million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2017 and 2016 was $43.2 million and $46.0 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of September 30, 2017, there were 252,261,090 shares of our Class A common stock outstanding, of which 14,676,743 shares were held by Cantor and CFGM, Cantor’s managing general partner. On June 21, 2017, Cantor pledged 10,000,000 shares of our Class A common stock in connection with a partner loan program. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of September 30, 2017, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 60.5% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through September 30, 2017, Cantor has distributed to its current and former partners an aggregate of 20,793,939 shares of Class A common stock, consisting of (i) 19,338,660 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,455,279 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of September 30, 2017, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,813,032 shares of Class A common stock, consisting of 14,033,084 April 2008 distribution rights shares and 1,779,948 February 2012 distribution rights shares.

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

As of September 30, 2017, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 287,109,197 units and 287,109,197 units, representing approximately 63.6% and 63.6% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. limited partnership interests and BGC Global limited partnership interests consisting of 164,587,301 units and 164,587,301 units, representing approximately 36.4% and 36.4% of the outstanding BGC U.S. limited partnership interests and BGC Global limited partnership interests, respectively.

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

As of September 30, 2017, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 99,919,001 limited partnership units, 13,485,124 founding partner units and 51,183,176 Cantor units.

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

As of September 30, 2017, there were 991,182 FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of September 30, 2017, there were 17,260,676 such units granted and outstanding. The Ninth Amendment was approved by the Audit Committee of the Board of Directors and by the full Board.

On May 9, 2014, partners of BGC Holdings approved the Tenth Amendment to the Agreement of Limited Partnership of BGC Holdings effective as of May 9, 2014. In order to facilitate partner compensation and for other corporate purposes the Tenth Amendment created a new class of partnership units (NPSUs), which are working partner units. For more information, see Note 17—“Related Party Transactions” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 14,676,743 shares of Class A common stock owned by them as of September 30, 2017 for the same number of shares of Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of Class B common stock, up to 34,649,693 shares of Class B common stock.

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

The following diagram illustrates our organizational structure as of September 30, 2017. The diagram does not reflect the various subsidiaries of BGC, BGC U.S., BGC Global, BGC Holdings or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Interests (31.1% of economics of BGC Holdings)
• 11.3% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (5.1% of economics and 2.4% of voting power of BGC Partners, Inc.) and Class B common stock (12.1% of economics and 58.0% of voting power of BGC Partners, Inc.)
• 11.0% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (82.8% of economics and 39.6% of voting power of BGC Partners, Inc.)
• 52.6% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (63.6% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (63.6% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (68.9% of economics of BGC Holdings)
• 25.1% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (36.4% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (36.4% of economics of BGC Global)
BGC U.S.
BGC Global

*

Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its Class B common stock into Class A common stock, Cantor would hold 17.2% of the voting power, and the public stockholders would hold 82.8% of the voting power (and Cantor’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain Class A common stock and BGC Holdings partnership units as follows: (a) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 17,260,676 Preferred Units granted and outstanding to BGC Holdings partners (see “Partnership Structure” herein); and (c) 12,359,962 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2017 through September 30, 2017 as follows: (a) an aggregate of 23,829,606 limited partnership units granted by BGC Holdings; (b) 5,414,160 shares of Class A common stock sold by us under the November 2014 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-200415), but not the 542,819 shares remaining for sale by us under such sales agreement; (c) 1,246,365 shares of Class A common stock repurchased by us; (d) 2,066,724 forfeited limited partnership units; (e) 479,313 shares of Class A common stock issued for vested restricted stock units; (f) 947,301 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 9,451,384 shares remaining available for issuance by us under such Registration Statement; (g) 1,097,795 limited partnership and founding partner units redeemed or repurchased by us for cash; (h) 45,490 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,671,693 shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (i) 152,117 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 994,573 shares remaining available for sale by selling stockholders under such Registration Statement; and (j) 25,327 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 144,945 shares remaining available for sale by selling stockholders under such Registration Statement.

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

Berkeley Point, under the Fannie Mae DUS program, originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. With respect to most loans, we are generally required to absorb approximately one-third of any losses on the unpaid principal balance of a loan at the time of loss settlement. Some of the loans that we originate under the Fannie Mae DUS program are subject to reduced levels or no risk-sharing. However, we generally receive lower servicing fees with respect to such loans. Although our Berkeley Point business’s average annual losses from such risk-sharing programs have been a minimal percentage of the aggregate principal amount of such loans, if loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program could increase, and such defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, a material failure to pay its share of losses under the Fannie Mae DUS program could result in the revocation of Berkeley Point’s license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

Effective July 17, 2017, BGC entered into a joint venture with Cantor Commercial Real Estate Investor, L.P., an affiliate of Cantor Fitzgerald.  Investments under this agreement will be real estate related, including investments in debt and equity securities as well as financing of loans for related parties. These activities may expose the firm to credit risk.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $259.4 million as of September 30, 2017. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 9—“Marketable Securities” and Note 12—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar weakening against the British Pound and strengthened against the Euro. If as of September 30, 2017, the U.S. Dollar had weakened against the British Pound and strengthened against the Euro by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $0.4 million.

Interest Rate Risk

BGC Partners had $986.7 million in fixed-rate debt outstanding as of September 30, 2017. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of September 30, 2017. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

During the three months ending September 30, 2017, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 23—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Investors should consider the following additional risk factors:

We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk and prevent us from meeting our obligations under our indebtedness.

Our indebtedness, which at September 30, 2017 was $1,955.8 million, has important consequences, including:

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

In our Real Estate Services business, we require a significant amount of short-term funding capacity for loans we originate through Berkeley Point. As of September 30, 2017, Berkeley Point had $950 million of committed loan funding available through three commercial banks and an uncommitted $325 million Fannie Mae loan repurchase facility. Consistent with industry practice, Berkeley Point’s existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing, which we may be unable to find on favorable terms, or at all, and, in such event, we might not be able to originate loans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, following the announcement of the Berkeley Point Acquisition, one of our two credit rating outlooks was amended to “negative watch,” which is subject to the successful completion of various capital raising activities.  The additional indebtedness that we incur, as well as any changes to our credit ratings and associated outlooks, may restrict our ability to raise additional capital on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect on our businesses, financial condition, results of operation and prospects.

The loss of relationships with the GSEs and HUD would, and changes in such relationships could, adversely affect our ability to originate commercial real estate loans through such programs. Compliance with the minimum collateral and risk-sharing requirements of such programs, as well as applicable state and local licensing agencies, could reduce our liquidity.

Currently, through Berkeley Point, our Real Estate Services business originates a significant percentage of its loans for sale through the GSEs and HUD programs. Berkeley Point is approved as a Fannie Mae DUS lender, a Freddie Mac Program Plus seller/servicer in 12 states and the District of Columbia, a Freddie Mac Targeted Affordable Housing Seller, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages, which may be terminated by the applicable GSE or HUD at any time. Although we intend to take all actions to remain in compliance with the requirements of these programs, as well as applicable state and local licensing agencies, the loss of such status would, or changes in our relationships with the GSEs and HUD could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which could have a material adverse effect on our business, financial condition, results of operations and prospects. It could also result in a loss of similar approvals from the GSEs or HUD. As of September 30, 2017, we exceeded the most restrictive applicable net worth requirement of these programs by $368.0 million. In addition, over the last 10 years, Berkeley Point has achieved better than industry average 60 day+ delinquency rates.

We are subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.

Under the Fannie Mae DUS program, our Real Estate Services business originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. With respect to most loans, we are generally required to absorb approximately one-third of any losses on the unpaid principal balance of a loan at the time of loss settlement. Some of the loans that we originate under the Fannie Mae DUS program are subject to reduced levels or no risk-sharing. However, we generally receive lower servicing fees with respect to such loans. Although our Berkeley Point business’s average annual losses from such risk-sharing programs have been a minimal percentage of the aggregate principal amount of such loans to date, if loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program could increase, and such defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, a material failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of Berkeley Point’s license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government or the existence of Fannie Mae and Freddie Mac, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Each GSE has been created under a conservatorship established by its regulator, the Federal Housing Finance Agency, since 2008. The conservatorship is a statutory process designed to preserve and conserve the GSEs’ assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates. There has been significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms. Changes in such forms could eliminate or substantially reduce the number of loans we originate with the GSEs. Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. Such reforms could significantly limit the role of the GSEs in the nation’s housing finance system. Any such reduction in the loans we originate with the GSEs could lead to a reduction in fees related to the loans we originate or service. These effects could cause our Berkeley Point business to realize significantly lower revenues from its loan originations and servicing fees, and ultimately could have a material adverse effect on our business, financial condition, results of operations and prospects.

Declines in or terminations of servicing engagements or breaches of servicing agreements could have a material adverse effect on our business, financial condition, results of operations and prospects.

We expect that loan servicing fees will continue to constitute a significant portion of our Real Estate Services business’s revenues from the Berkeley Point business for the foreseeable future. Nearly all of these fees are derived from loans that Berkeley Point originates and sells through the agencies’ programs or places with institutional investors. A decline in the number or value of loans that we originate for these investors or terminations of our servicing engagements will decrease these fees. HUD has the right to terminate Berkeley Point’s current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate Berkeley Point’s servicing engagements without cause by paying a termination fee. Institutional investors typically may terminate servicing engagements with Berkeley Point at any time with or without cause, without paying a termination fee. We are also subject to losses that may arise from servicing errors, such as a failure to maintain insurance, pay taxes, or provide notices. If we breach our servicing obligations to the agencies or institutional investors, including as a result of a failure to perform by any third parties to which we have contracted certain routine back-office aspects of loan servicing, the servicing engagements may be terminated. Significant declines or terminations of servicing engagements or breaches of such obligations, in the absence of replacement revenue sources, could materially and adversely affect our business, financial condition and results of operations.

Reductions in loan servicing fees as a result of defaults or prepayments by borrowers could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition to exposure to potential loss sharing, our Real Estate Services business’s loan servicing business is also subject to potential reductions in loan servicing fees if the borrower defaults on a loan originated thereby, as the generation of loan servicing fees depends upon the continued receipt and processing of periodic installments of principal, interest and other payments such as amounts held in escrow to pay property taxes and other required expenses. The loss of such loan servicing fees would reduce the amount of cash actually generated from loan servicing and from interest on amounts held in escrow. The expected loss of future loan servicing fees would also result in non-cash impairment charges to earnings. Such cash and non-cash charges could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our Real Estate Services business is subject to the risk of failed loan deliveries, and even after a successful closing and delivery, may be required to repurchase the loan or to indemnify the investor if there is a breach of a representation or warranty made by us in connection with the sale of loans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In our Real Estate Services business, we bear the risk that a borrower will not close on a loan that has been pre-sold to an investor and the amount of such borrower’s rate lock deposit and any amounts recoverable from such borrower for breach of its obligations are insufficient to cover the investor’s losses. In addition, the investor may choose not to take delivery of the loan if a catastrophic change in the condition of a property occurs after we fund the loan and prior to the investor purchase date. We also have the risk of errors in loan documentation which prevent timely delivery of the loan prior to the investor purchase date. A complete failure to deliver a loan could be a default under the warehouse line used to finance the loan. No assurance can be given that we will not experience failed deliveries in the future or that any losses will not have a material adverse effect on our business, financial condition, results of operations or prospects.

We must make certain representations and warranties concerning each loan we originate for the GSEs’ and HUD’s programs or securitizations. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by it. In the event of a material breach of representations or warranties concerning a loan, even if the loan is not in default, investors could, among other things, require us to repurchase the full amount of the loan and seek indemnification for losses from it, or, for Fannie Mae DUS loans, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. Our ability to recover on a claim against the borrower or any other party may be contractually limited and would also be dependent, in part, upon the financial condition and liquidity of such party. Although these obligations have not had a significant impact on our results to date, significant repurchase or indemnification obligations imposed on us could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The information required by this item is set forth in Note 30 — “Subsequent Events,” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q under the heading “Cantor Purchasing Limited Partnership Interests from BGC Holdings” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I) under the same heading is incorporated by reference herein.

 ITEM 6.EXHIBITS

The exhibit index set forth below is incorporated by reference in response to this ITEM 6.

Exhibit Number	Exhibit Title

2.1

Transaction Agreement, dated as of July 17, 2017, by and among BGC Partners, Inc., BGC Partners, L.P., Cantor Fitzgerald, L.P., Cantor Commercial Real Estate Company, L.P., Cantor Sponsor, L.P., CF Real Estate Finance Holdings, L.P. and CF Real Estate Finance Holdings GP, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2017)

10.1

Amended and Restated Agreement of Limited Partnership of CF Real Estate Finance Holdings, L.P., dated as of September 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.2

Revolving Credit Agreement, dated as of September  8, 2017, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.3

Term Loan Credit Agreement, dated as of September  8, 2017, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

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

101

The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2017 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2017 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / Steven R. McMurray
Name:	Steven R. McMurray
Title:	Chief Financial Officer

Date: November 8, 2017

[Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2017 dated November 8, 2017.]