Form 10-Q
period 2018-06-30
BGC Partners, Inc.
filed 2018-08-09
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

On August 6, 2018, the registrant had 291,995,573 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the nature, timing and consequences of the U.K. exit from the European Union following the referendum and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade or other related policies by the U.S. and/or other countries, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services (including recent hurricanes);

•

the effect on our businesses, our clients, the markets in which we operate, and the economy in general of recent changes in the U.S. and foreign tax and other laws, potential policy and regulatory changes from the new government in Mexico, possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies and impasses;

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

•	risks related to changes in the future of the GSEs, including changes in the terms of applicable conservatorships and changes in their origination capacities;
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$398,469	$634,333
Restricted cash	258,677	—
Cash segregated under regulatory requirements	164,879	162,457
Securities owned	57,414	33,007
Marketable securities	78,109	208,176
Loans held for sale, at fair value	547,968	362,635
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,731,288	745,402
Mortgage servicing rights, net	392,040	392,626
Accrued commissions and other receivables, net	798,848	620,039
Loans, forgivable loans and other receivables from employees and partners, net	409,553	335,734
Fixed assets, net	210,462	189,347
Investments	167,759	141,788
Goodwill	946,855	945,582
Other intangible assets, net	298,109	311,021
Receivables from related parties	6,602	3,739
Other assets	381,641	343,826
Total assets	$6,848,673	$5,429,712
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$5,187	$6,046
Short-term borrowings from related parties	130,000	—
Repurchase agreements	3,108	—
Securities loaned	77,504	202,343
Warehouse notes payable	540,571	360,440
Accrued compensation	471,329	432,733
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,516,934	607,580
Payables to related parties	77,620	40,988
Accounts payable, accrued and other liabilities	1,022,681	942,917
Notes payable and other borrowings	1,289,269	1,650,509
Total liabilities	5,134,203	4,243,556
Commitments, contingencies and guarantees (Note 23)
Redeemable partnership interest	47,116	46,415
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 341,030 and 306,218 shares issued at June 30, 2018 and December 31,2017, respectively; and 290,910 and 256,968 shares outstanding at June 30, 2018 and December 31, 2017, respectively	3,410	3,063
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 34,848 shares issued and outstanding at June 30, 2018 and December 31, 2017, convertible into Class A common stock	348	348
Additional paid-in capital	2,104,898	1,763,371
Contingent Class A common stock	36,352	40,472
Treasury stock, at cost: 50,120 and 49,250 shares of Class A common stock at June 30, 2018 and December 31, 2017, respectively	(312,909)	(303,873)
Retained deficit	(860,107)	(859,009)
Accumulated other comprehensive income (loss)	(19,374)	(10,486)
Total stockholders’ equity	952,618	633,886
Noncontrolling interest in subsidiaries	714,736	505,855
Total equity	1,667,354	1,139,741
Total liabilities, redeemable partnership interest, and equity	$6,848,673	$5,429,712

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Commissions	$658,320	$577,172	$1,326,919	$1,122,892
Principal transactions	84,988	80,360	176,906	166,103
Gains from mortgage banking activities/originations, net	41,878	73,547	80,792	118,808
Real estate management and other services	107,121	51,589	203,999	102,219
Servicing fees	32,333	26,840	61,259	51,672
Fees from related parties	6,271	6,018	12,861	12,956
Data, software and post-trade	15,370	13,322	30,469	26,409
Interest income	12,366	19,177	21,114	29,183
Other revenues	1,429	876	2,403	1,852
Total revenues	960,076	848,901	1,916,722	1,632,094
Expenses:
Compensation and employee benefits	524,030	482,353	1,058,841	942,984
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	106,545	50,237	171,777	113,430
Total compensation and employee benefits	630,575	532,590	1,230,618	1,056,414
Occupancy and equipment	52,428	50,311	107,212	101,140
Fees to related parties	9,887	5,519	17,651	12,009
Professional and consulting fees	26,918	22,891	52,999	44,561
Communications	34,143	32,353	68,993	64,526
Selling and promotion	32,900	30,034	62,749	54,675
Commissions and floor brokerage	15,623	10,476	29,718	20,906
Interest expense	27,441	26,490	54,579	45,253
Other expenses	66,307	50,269	134,898	92,662
Total expenses	896,222	760,933	1,759,417	1,492,146
Other income (losses) , net:
Gain (loss) on divestiture and sale of investments	—	—	—	557
Gains (losses) on equity method investments	2,854	1,602	8,655	1,839
Other income (loss)	(810)	4,713	33,132	9,733
Total other income (losses), net	2,044	6,315	41,787	12,129
Income (loss) from operations before income taxes	65,898	94,283	199,092	152,077
Provision (benefit) for income taxes	15,908	16,552	51,671	23,230
Consolidated net income (loss)	$49,990	$77,731	$147,421	$128,847
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	14,787	24,811	53,444	39,102
Net income (loss) available to common stockholders	$35,203	$52,920	$93,977	$89,745
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders (1)	$35,039	$52,920	$93,813	$89,745
Basic earnings (loss) per share	$0.11	$0.18	$0.30	$0.31
Basic weighted-average shares of common stock outstanding	321,199	286,840	314,501	285,129
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$50,445	$81,872	$139,202	$138,506
Fully diluted earnings (loss) per share	$0.10	$0.18	$0.29	$0.31
Fully diluted weighted-average shares of common stock outstanding	481,461	451,857	480,193	448,347
Dividends declared per share of common stock	$0.18	$0.18	$0.36	$0.34
Dividends declared and paid per share of common stock	$0.18	$0.18	$0.36	$0.34

(1)	In accordance with ASC 260, includes a reduction for dividends on preferred stock or units.

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated net income (loss)	$49,990	$77,731	$147,421	$128,847
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13,034)	4,571	(8,377)	11,052
Available for sale securities	—	978	—	691
Total other comprehensive income (loss), net of tax	(13,034)	5,549	(8,377)	11,743
Comprehensive income (loss)	36,956	83,280	139,044	140,590
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	12,373	25,587	51,662	40,647
Comprehensive income (loss) attributable to common stockholders	$24,583	$57,693	$87,382	$99,943

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$147,421	$128,847
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	43,047	41,078
Amortization of mortgage servicing rights, net	33,925	33,161
Employee loan amortization and reserves on employee loans	16,769	17,194
Equity-based compensation and allocations of net income to limited partnership units and FPUs	167,342	128,560
Deferred compensation expense	4,223	6,208
Gain on originated mortgage servicing rights	(31,731)	(69,265)
Unrealized losses (gains) on loans held for sale	(7,288)	(2,534)
Loan originations - loans held for sale	(2,659,827)	(5,811,773)
Loan sales - loans held for sale	2,481,782	5,952,293
Losses (gains) on equity method investments	(8,655)	(1,839)
Amortization of discount (premium) on notes payable	(470)	(458)
Unrealized (gain) loss on marketable securities	(5,726)	(10,243)
Unrealized loss on derivative asset	2,808	—
Impairment of fixed assets, intangible assets and investments	1,900	1,638
Deferred tax provision (benefit)	7,121	2,975
Realized losses (gains) on marketable securities	(10,787)	(1,222)
Change in estimated acquisition earn-out payables	(980)	(3,770)
Loss (gain) on other investments	(21,207)	(224)
Other	(1,761)	(932)
Consolidated net income (loss), adjusted for non-cash and non-operating items	157,906	409,694
Decrease (increase) in operating assets:
Reverse repurchase agreements	—	54,659
Securities owned	(24,407)	1,614
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(969,177)	(1,147,417)
Accrued commissions and other receivables, net	(117,435)	(78,145)
Loans, forgivable loans and other receivables from employees and partners, net	(91,732)	(47,704)
Receivables from related parties	(2,169)	(4,099)
Other assets	(27,832)	(18,486)
Increase (decrease) in operating liabilities:
Repurchase agreements	3,108	—
Securities loaned	(124,839)	95,327
Accrued compensation	(5,059)	(28,714)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	909,570	1,108,124
Payables to related parties	36,632	9,553
Accounts payable, accrued and other liabilities	61,278	82,473
Net cash provided by (used in) operating activities	$(194,156)	$436,879

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(21,347)	$(21,571)
Capitalization of software development costs	(19,927)	(14,341)
Purchase of equity and cost method investments	(22,867)	(888)
Proceeds from equity method investments	5,724	243
Payments for acquisitions, net of cash and restricted cash acquired	(6,190)	14,434
Advances to related parties	—	(285,000)
Repayments from related parties	—	155,000
Purchase of mortgage servicing rights	(1,608)	—
Proceeds from sale of marketable securities	146,581	7,829
Capitalization of trademarks, patent defense and registration costs	—	(248)
Net cash (used in) provided by investing activities	$80,366	$(144,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and other borrowings	$(430,794)	$(3,523)
Proceeds from notes payable and other borrowings	70,000	$29,907
Proceeds from warehouse notes payable	2,659,827	5,851,890
Repayments on warehouse notes payable	(2,479,696)	(5,175,950)
Proceeds from issuance of exchangeable preferred partnership units in Newmark Partners, L.P.	152,886	—
Advances from related parties	—	241,000
Repayments to related parties	—	(931,000)
Earnings distributions	(129,235)	(68,304)
Redemption and repurchase of limited partnership interests	(19,383)	(24,156)
Dividends to stockholders	(113,133)	(96,510)
Repurchase of Class A common stock	(9,711)	(10,590)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(647)	(52)
Proceeds from issuance of Class A common stock, net of costs	324,177	—
Loan from related parties	130,000	—
Proceeds from short-term borrowings	—	150,000
Loans to related parties	—	(150,000)
Payments on acquisitions earn-outs	(7,252)	(10,509)
Net cash (used in) provided by financing activities	147,039	(197,797)
Effect of exchange rate changes on cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements	(8,014)	7,686
Net (decrease) increase in cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements	25,235	102,226
Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements at beginning of period	796,790	593,435
Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements at end of period	$822,025	$695,661
Supplemental cash information:
Cash paid during the period for taxes	$24,208	$20,782
Cash paid during the period for interest	51,537	45,467
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	99,901	56,443
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	7,134	4,225

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2017

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2017	$2,925	$348	$1,662,615	$42,472	$(288,743)	$(212,858)	$(23,199)	$449,980	$1,633,540
Consolidated net income (loss)	—	—	—	—	—	51,475	—	30,254	81,729
Other comprehensive gain, net of tax	—	—	—	—	—	—	12,713	2,139	14,852
Equity-based compensation, 570,944 shares	6	—	1,370	—	—	—	—	761	2,137
Dividends to common stockholders	—	—	—	—	—	(200,116)	—	—	(200,116)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(118,795)	(118,795)
Grant of exchangeability and redemption of limited partnership interests, issuance of 9,179,295 shares	92	—	125,502	—	—	—	—	77,605	203,199
Issuance of Class A common stock (net of costs), 1,994,670 shares	20	—	45,101	—	—	—	—	12,600	57,721
Redemption of FPUs, 729,802 units	—	—	—	—	—	—	—	(6,665)	(6,665)
Repurchase of Class A common stock, 1,386,769 shares	—	—	—	—	(13,164)	—	—	(3,609)	(16,773)
Forfeitures of restricted Class A common stock, 183,246 shares	—	—	1,063	—	(1,966)	—	—	(250)	(1,153)
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partners units, 1,179,788 units	—	—	—	—	—	—	—	3,920	3,920
Issuance of Class A common stock for acquisitions, 1,923,854 shares	20	—	8,037	(5,961)	—	—	—	566	2,662
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	5,121	3,961	—	—	—	2,488	11,570
Acquisition related distribution from Berkeley Point to CCRE	—	—	—	—	—	(56,483)	—	(32,666)	(89,149)
Acquisition of Berkeley Point	—	—	(87,434)	—	—	(441,386)	—	(237,586)	(766,406)
Newmark Group, Inc. noncontrolling interest	—	—	—	—	—	—	—	305,420	305,420
Purchase of Newmark noncontrolling interest	—	—	(175)	—	—	—	—	(140)	(315)
Noncontrolling interest in Commercial Real Estate Consulting Firm	—	—	—	—	—	—	—	18,056	18,056
Other	—	—	2,171	—	—	359	—	1,777	4,307
Balance, December 31, 2017	$3,063	$348	$1,763,371	$40,472	$(303,873)	$(859,009)	$(10,486)	$505,855	$1,139,741

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2018

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2018	$3,063	$348	$1,763,371	$40,472	$(303,873)	$(859,009)	$(10,486)	$505,855	$1,139,741
Consolidated net income (loss)	—	—	—	—	—	93,977	—	53,444	147,421
Other comprehensive gain, net of tax	—	—	—	—	—	—	(6,595)	(1,782)	(8,377)
Equity-based compensation, 381,674 shares	4	—	1,503	—	—	—	—	801	2,308
Dividends to common stockholders	—	—	—	—	—	(113,133)	—	(2,099)	(115,232)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(126,127)	(126,127)
Grant of exchangeability and redemption of limited partnership interests, issuance of 7,475,021 shares	73	—	84,730	—	—	—	—	46,194	130,997
Issuance of Class A common stock (net of costs), 25,951,473 shares	260	—	244,872	—	—	—	—	67,127	312,259
Redemption of FPUs, 81,123 units	—	—	—	—	—	—	—	(622)	(622)
Repurchase of Class A common stock, 726,539 shares	—	—	—	—	(7,612)	—	—	(2,099)	(9,711)
Forfeitures of restricted Class A common stock, 144,630 shares	—	—	711	—	(1,424)	—	—	(197)	(910)
Issuance of Class A common stock for acquisitions, 1,004,472 shares	10	—	8,413	(4,120)	—	—	—	1,178	5,481
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	1,296	—	—	—	—	357	1,653
Purchase of Newmark noncontrolling interest								(100)	(100)
Newmark Group, Inc. noncontrolling interest	—	—	—	—	—	—	—	(4,897)	(4,897)
Cumulative effect of revenue standard adoption	—	—	—	—	—	16,387	—	2,303	18,690
Cumulative effect of adoption of standard on equity investments	—	—	—	—	—	1,671	(2,293)	622	—
Issuance of exchangeable preferred partnership units in Newmark Partners, L.P.	—	—	—	—	—	—	—	174,779	174,779
Other	—	—	2	—	—	—	—	(1)	1
Balance, June 30, 2018	$3,410	$348	$2,104,898	$36,352	$(312,909)	$(860,107)	$(19,374)	$714,736	$1,667,354

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

Concurrently with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100.0 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment are available. As of June 30, 2018, the Company’s investment in the Real Estate LP is accounted for under the equity method.

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

On December 15, 2017, Newmark announced the pricing of Newmark’s IPO of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark’s Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market under the symbol “NMRK”. In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark’s Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017 the underwriters of Newmark’s initial public offering exercised in full their overallotment option to purchase an additional 3 million shares of Newmark’s Class A common stock from Newmark at the initial public offering price, less underwriting discounts and commission (“the option”). As a result, Newmark received aggregate net proceeds of approximately $295.4 million from the initial public offering, after deducting underwriting discounts and commissions and estimated offering expenses. Upon the closing of the option, Newmark’s public stockholders owned approximately 16.6% of the shares of Newmark’s Class A common stock. This is based on 138.6 million shares of Newmark’s Class A common stock outstanding following the closing of the option. Also upon the closing of the option, Newmark’s public stockholders owned approximately 9.8% of Newmark’s 234.2 million fully diluted shares outstanding. The amount owned by the Newmark public shareholders represents a noncontrolling interest and is recorded in “Noncontrolling interest in subsidiaries” on the Company’s unaudited condensed consolidated statements of financial condition. In addition, the Newmark public shareholders receive allocations of net income (loss) in relation to their ownership in Newmark, which are reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations.

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

On June 26, 2012, BGC issued an aggregate of $112.5 million principal amount of its 8.125% Senior Notes due 2042 (the “8.125% BGC Senior Notes”). In connection with the issuance of the 8.125% BGC Senior Notes, BGC lent the proceeds of the 8.125% BGC Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of June 26, 2012, with an aggregate principal amount of $112.5 million payable to BGC (the “2042 Promissory Note”). In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note. The 2042 Promissory Note assumed by Newmark Opco payable to BGC represents an intercompany transaction, and is eliminated in the Company’s unaudited condensed consolidated financial statements.

On December 9, 2014, BGC issued an aggregate of $300.0 million principal amount of its 5.375% Senior Notes due 2019 (the “5.375% BGC Senior Notes”). In connection with the issuance of the 5.375% BGC Senior Notes, BGC lent the proceeds of the 5.375% BGC Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of December 9, 2014, with an aggregate principal amount of $300.0 million payable to BGC (the “2019 Promissory Note”). In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note. The 2019 Promissory Note assumed by Newmark Opco payable to BGC represents an intercompany transaction, and is eliminated in the Company’s unaudited condensed consolidated financial statements.

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

On March 19, 2018, the Company entered into an unsecured senior credit agreement (the “BGC Credit Agreement”) with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced a previously existing BGC credit agreement of $150.0 million between the parties and was approved by the Audit Committee of BGC (see Note 17—“Related Party Transactions”). The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2019, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of June 30, 2018, there was $130.0 million of borrowings outstanding under this agreement. As of June 30, 2018, the interest rate on this facility was 5.34%.

Also, on March 19, 2018, the Company entered into an amended and restated credit agreement (the “Intercompany Credit Agreement”) with Newmark, which amended and restated the original intercompany credit agreement between the parties in relation to the Separation, dated as of December 13, 2017. The Intercompany Credit Agreement provides for each party to issue revolving loans to the other party in the lender’s discretion. Any loans issued under this Intercompany Revolving Credit Agreement would represent intercompany transactions and would be eliminated in the Company’s unaudited condensed consolidated financial statements. The interest rate on the Intercompany Credit Agreement can be the higher of BGC’s or Newmark’s short-term borrowing rate in effect at such time plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. On the same date, Newmark borrowed $150.0 million from BGC, which was funded through the BGC Credit Agreement, on the same terms as the funds that were borrowed by BGC from Cantor under the BGC Credit Agreement. The interest rate as of June 30, 2018 was 5.31%. As of June 30, 2018, Newmark’s total net borrowings under the Intercompany Credit Agreement were $270.0 million.

BGC currently expects to pursue a distribution, or spin-off, to its common stockholders of all the Class A shares and Class B shares of Newmark common stock that it then owns in a manner intended to qualify as generally tax-free for U.S. federal income tax purposes. The spin-off is subject to a number of conditions, and BGC may determine not to proceed with the spin-off if the BGC board of directors determines, in its sole discretion, that the spin-off is not in the best interest of the Company and its stockholders. Accordingly, the spin-off may not occur on the expected timeframe, or at all. Key steps that Newmark plans to take toward BGC’s tax-free spin-off of Newmark include: first, Newmark intends to attain its own credit rating; and second, Newmark expects to repay or refinance its $659.7 million of debt owed to or guaranteed by BGC and the $270.0 million of borrowings outstanding under the Intercompany Credit Agreement. This is necessary for the spin-off to be tax free. As of June 30, 2018, Newmark had $258.7 million pledged for the benefit of Fannie Mae in excess of the minimum required balance.

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

Exchangeable Preferred Partnership Units and Forward Contract

On June 18, 2018, Newmark’s principal operating subsidiary, Newmark Partners, L.P. (“Newmark OpCo”), issued approximately $175 million of exchangeable preferred limited partnership units (“EPUs”) in a private transaction to The Royal Bank of Canada (“RBC”) (the “Newmark OpCo Preferred Investment”). Net of transaction costs, Newmark received $152.9 million of cash in the second quarter of 2018 with respect to this transaction. The EPUs were issued in two tranches and are separately convertible by either RBC or the Company into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in the fourth quarters of 2019 and 2020 for the first and second tranche, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of the Company they have been included in Noncontrolling interest in subsidiaries on the unaudited condensed consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through Retained Earnings on the unaudited condensed consolidated statement of changes in equity and are included in Net income (loss) available to common stockholders for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, a newly formed special purpose entity that is a consolidated subsidiary of the Company, entered into two variable postpaid forward contracts (together, the "Forward") with RBC. The Forward provides the option to both the Company and RBC for RBC to receive up to 992,247 shares of Nasdaq common stock, received by the Company pursuant to the Nasdaq earn-out, in each of the fourth quarters of 2019 and 2020 in exchange for either cash or redemption of the EPUs, solely at the Company’s option. The Nasdaq earn-out is related to the Company’s sale of its eSpeed business to Nasdaq on June 28, 2013. The purchase consideration consisted of $750 million in cash paid upon closing, plus an expected payment of up to 14.9 million shares of Nasdaq common stock to be paid ratably over 15 years beginning in 2013, assuming that Nasdaq, as a whole, generates at least $25 million in gross revenues each of these years. In connection with the separation of Newmark from BGC, during the third quarter of 2017 BGC transferred to Newmark the right to receive the remainder of the Nasdaq earn-out payments.

As the Forward provides the Company with the ability to redeem the EPUs for Nasdaq stock, and the two instruments are not legally detachable, they represent a single financial instrument. The financial instrument’s EPU redemption feature for Nasdaq common stock is not clearly and closely related to the economic characteristics and risks of the Company’s EPU equity host instrument, and, therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on the Company’s unaudited condensed consolidated statement of financial condition, with the changes in fair value recognized as a component of Other income (loss) on the Company’s unaudited condensed consolidated statements of operations.

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

As of June 30, 2018, the Company changed the line item formerly known as “Long-term debt and collateralized borrowings” to “Notes payable and other borrowings” in the Company’s unaudited condensed consolidated statements of financial condition.

         The Berkeley Point Acquisition was determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of the Company have been recast to include the financial results of Berkeley Point in the current and prior periods as if Berkeley Point had always been consolidated.

The following table summarizes the impact of the Berkeley Point Acquisition to the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017 (in thousands, except per share amounts):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income (loss) from operations before income taxes	$45,500	$48,783	$94,283	$74,251	$77,826	$152,077
Consolidated net income (loss)	28,953	48,778	77,731	51,045	77,802	128,847
Net income (loss) attributable to noncontrolling interest in subsidiaries	7,185	17,626	24,811	11,062	28,040	39,102
Net income (loss) available to common stockholders	21,768	31,152	52,920	39,983	49,762	89,745
Basic earnings (loss) per share	0.08	0.10	0.18	0.14	0.17	0.31
Diluted earnings (loss) per share	0.07	0.11	0.18	0.14	0.17	0.31

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU replaced certain previously existing revenue recognition guidance. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. The Company adopted the new revenue recognition guidance on its required effective date of January 1, 2018 using the modified retrospective transition approach applied to contracts that were not completed as of the adoption date. Accordingly, the new revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The new revenue recognition guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, it did not have an impact on the elements of the Company’s unaudited condensed consolidated statements of operations most closely associated with financial instruments, including revenues from Principal transactions, Gains from mortgage banking activities/originations, net, Servicing fees, and Interest income. The most significant impact of the standard for the Company was on its Real Estate Services segment. Under the legacy revenue recognition guidance, a portion of certain brokerage revenues from leasing commissions was deferred until a future contingency had been resolved (e.g., tenant move-in or payment of first month’s rent). Under the new revenue recognition model, the Company’s performance obligation is typically satisfied at lease signing and, therefore, the portion of the commission that is contingent on a future event is likely to be recognized earlier, if deemed not subject to significant reversal. As a result, on a pre-tax basis, the Company recognized an increase in assets, liabilities, and noncontrolling interest in subsidiaries, and a reduction in retained deficit of approximately $64.4 million, $41.9 million, $2.3 million, and $20.2 million, respectively, as of January 1, 2018. These amounts are presented net of costs associated with obtaining and fulfilling contracts with customers. The tax effect of the impact of the adoption was an increase to both retained deficit and deferred tax liability of approximately $3.9 million. Further, the adoption of the new guidance on principal versus agent considerations impacted the Company’s presentation of revenues versus expenses incurred on behalf of customers for certain management services within its Real Estate segment. The Company concluded that it controls the services provided by a third party on behalf of the customers and, therefore, acts as a principal under those contracts. Accordingly, upon adoption on January 1, 2018 and going forward, for these service contracts the Company began to present expenses incurred on behalf of its customers along with a corresponding reimbursement revenue on a gross basis in its unaudited condensed consolidated statements of operations, with no impact to net income (loss) available to common stockholders.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with current U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under current U.S. GAAP. Further ASU 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. The guidance in ASUs 2016-02, 2018-10 and 2018-11 is effective beginning January 1, 2019, with early adoption permitted. The Company plans to adopt the standards on their required effective date. Management is evaluating and planning for adoption and implementation of the new leases guidance, including forming an implementation team, selecting a new lease accounting system, evaluating practical expedient, accounting policy and method of adoption elections as well as continuing its assessment of the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard will become effective for the Company beginning January 1, 2019 and early adoption is permitted. The ASU is required to be applied on a prospective basis to all new awards granted after the date of adoption. In addition, any liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the adoption date should be remeasured at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the year of adoption. Management expects to adopt this standard on its effective date. The adoption of this guidance is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

2.	Limited Partnership Interests

The Company and Newmark are holding companies with no direct operations and conduct substantially all of their operations through their operating subsidiaries. Virtually all of the Company’s and Newmark’s consolidated net assets and net income are those of consolidated variable interest entities. BGC Holdings is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC Partners, L.P. (“BGC U.S. OpCo”) and BGC Global Holdings L.P. (“BGC Global OpCo”), the two operating partnerships. Newmark Holdings, L.P. (“Newmark Holdings”) is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark, Newmark Holdings and BGC jointly own Newmark OpCo, the operating partnership. In addition, Newmark OpCo issued approximately $175 million of exchangeable preferred limited partnership units in a private transaction to RBC (see Note 1—“Organization and Basis of Presentation”). Listed below are the limited partnership interests in BGC Holdings, Newmark Holdings and Newmark OpCo. The founding/working partner units, limited partnership units and limited partnership interests held by Cantor (“Cantor units”), each as described below. In addition, BGC Partners and its operating subsidiaries hold limited partnership interests in Newmark Holdings due to the Investment in Newmark (see Note 17—“Related Party Transactions”). These collectively represent all of the “limited partnership interests” in BGC Holdings, Newmark Holdings and Newmark OpCo.

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

Exchangeable Preferred Limited Partnership Units

RBC holds approximately $175 million of EPUs in Newmark OpCo, as a result of the Newmark OpCo Preferred Investment.  The EPUs were issued in two tranches and are separately convertible by either RBC or the Company into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in the fourth quarters of 2019 and 2020 for the first and second tranche, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of the Company, they have been included in Non-controlling interest in subsidiaries on the unaudited condensed consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through Retained earnings on the unaudited condensed consolidated statement of changes in equity and are included in Net income (loss) available to common stockholders for the purpose of calculating earnings per share.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into BGC Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. In addition, limited partnership interests held by Cantor in BGC Holdings and Newmark Holdings are generally exchangeable for up to 34.6 million shares of BGC Class B common stock and/or up to the authorized amount of Newmark Class B common stock. In order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a Class A or Class B common stock of BGC, such partner or Cantor must exchange both one BGC Holdings limited partnership interest and a number of Newmark Holdings limited partnership interest equal to a BGC Holdings limited partnership interest multiplied by the quotient obtained by dividing Newmark Class A and Class B common stock, Newmark OpCo interests, and Newmark Holdings limited partnership interests held by BGC as of such time by the number of BGC Class A and Class B common stock outstanding as of such time (the “distribution ratio”), divided by the exchange ratio. Because they are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into Class A or Class B common shares would not impact the fully diluted number of shares and units outstanding. Because these limited partnership interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company. Initially the distribution ratio was equivalent to the contribution ratio (one divided by 2.2 or 0.4545), and for the second quarter of 2018 the distribution ratio equaled 0.4702. As of immediately following the close of the second quarter of 2018, the distribution ratio is equal to 0.4647. As a result of the change in the distribution ratio, certain BGC Holdings limited partnership interests no longer have a corresponding Newmark Holdings limited partnership interest.  The exchangeability of these BGC Holdings limited partnership interests along with any new BGC Holdings limited partnership interests issued after the Separation and Distribution Agreement (together referred to as “standalone”) into BGC Class A or Class B common stock is contingent upon the Newmark spin-off. After the spin-off, these standalone BGC limited partnership interests can then become exchangeable into BGC Class A or Class B common stock. Therefore, these standalone BGC limited partnership interests are currently excluded from the Company’s fully diluted number of shares and units outstanding.

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

3.      Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see Note 3, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Other than the following, during the six months ended June 30, 2018, there were no significant changes made to the Company’s significant accounting policies.

Equity Investments:

Effective January 1, 2018, in accordance with the new guidance on recognition and measurement of equity investments, the Company carries its marketable equity securities at fair value and recognizes any changes in fair value in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. Further, the Company has elected to use a measurement alternative for its equity investments without a readily determinable fair value, pursuant to which these investments are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. See Note 9—“Marketable Securities” and Note 18—“Investments” for additional information. Unrealized gains (losses) related to marketable securities and investments carried under the measurement alternative was ($2.4) million and $26.3 million for the three and six months ended June 30, 2018, which was included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

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

Restricted Cash:

Restricted cash represents cash set aside for amounts pledged for the benefit of Fannie Mae in excess of the required cash to secure the Company’s financial guarantee liability.

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

Integra Realty Resources

On September 7, 2017, the Company announced that it had completed the acquisition of six Integra Realty Resources (“IRR”) offices (Washington D.C., Baltimore, Wilmington DE, New York/New Jersey, Philadelphia and Atlanta). In April 2018, the Company completed the acquisition of two additional IRR offices (Boston and Pittsburgh). IRR provides commercial real estate valuation and advisory services.

Commercial Real Estate Consulting Firm

On July 26, 2017, the Company acquired a 50.0% controlling interest, and Cantor owns a 25% noncontrolling interest, in a commercial real estate consulting and advisory services firm which services a variety of commercial real estate clients, including lenders, investment banks, and investors and is headquarters in New York, NY. Their core competencies include underwriting, modeling, structuring, due diligence and asset management.

Total Consideration

The total consideration for acquisitions during the six months ended June 30, 2018 was approximately $10.0 million in total fair value, comprised of cash, shares of the Company’s Class A common stock and BGC Holdings and Newmark Holdings limited partnership units, of which $1.9 million may be issued contingent on certain targets being met through 2021. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $6.6 million.

The total consideration for acquisitions during the year ended December 31, 2017 was approximately $1.0 billion in total fair value, comprised of cash, shares of the Company’s Class A common stock and BGC Holdings and Newmark Holdings limited partnership units, of which $14.7 million may be issued contingent on certain targets being met through 2021. Excluding the acquisition of Berkeley Point Acquisition, the excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $91.3 million. The goodwill figure includes measurement period adjustments of approximately $2.5 million recorded during the six months ended June 30, 2018.

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

U.S. GAAP guidance on Earnings Per Share (“EPS”) establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to the Company’s outstanding common stock, FPUs, limited partnership units and Cantor units (see Note 2—“Limited Partnership Interests”). In addition, in relation to the Newmark OpCo Preferred Investment, the EPUs issued by Newmark OpCo in June 2018 are entitled to a preferred payable-in-kind dividend which is recorded as accretion to the carrying amount of the EPUs and is a reduction to Net income (loss) available to common stockholders for the calculation of the Company’s Basic earnings (loss) per share and Fully diluted earnings (loss) per share.

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$35,039	$52,920	$93,813	$89,745
Basic weighted-average shares of common stock outstanding	321,199	286,840	314,501	285,129
Basic earnings (loss) per share	$0.11	$0.18	$0.30	$0.31

Fully diluted EPS is calculated utilizing net income (loss) available to common stockholders plus net income allocations to the limited partnership interests in BGC Holdings and Newmark Holdings (see Note 21—“Notes Payable, Other and Short-term Borrowings”), as the numerator. The denominator is comprised of the Company’s weighted-average number of outstanding BGC shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of BGC common stock, including stock options and RSUs. The limited partnership interests generally are potentially exchangeable into shares of BGC Class A common stock (see Note 2—“Limited Partnership Interests”) and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fully diluted (loss) earnings per share
Net income (loss) available to common stockholders	$35,039	$52,920	$93,813	$89,745
Allocations of net income (loss) to limited partnership interests, net of tax	15,406	28,952	45,389	48,761
Net income (loss) for fully diluted shares	$50,445	$81,872	$139,202	$138,506
Weighted-average shares:
Common stock outstanding	321,199	286,840	314,501	285,129
Partnership units[1]	158,740	163,327	163,942	161,311
RSUs (Treasury stock method)	311	409	454	525
Other	1,211	1,281	1,296	1,382
Fully diluted weighted-average shares of common stock outstanding	481,461	451,857	480,193	448,347
Fully diluted earnings (loss) per share	$0.10	$0.18	$0.29	$0.31

[1]	Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2—“Limited Partnership Interests” for more information).

For the three months ended June 30, 2018 and 2017, respectively, approximately 5.6 thousand and 4.7 thousand potentially dilutive securities were excluded from the computation of fully diluted EPS, for being anti-dilutive. For the six months ended June 30, 2018 and 2017, respectively, approximately 0.2 million and 0.2 million potentially dilutive securities were excluded from the computation of fully diluted EPS, for being anti-dilutive.

For the three and six months ended June 30, 2018, respectively, there were approximately 17.0 million and 11.3 million of standalone BGC Holdings partnership units excluded from the fully diluted EPS computation because the conversion into Class A common stock is contingent on the Newmark spin-off (see Note 2—“Limited Partnership Interests” for further information on standalone BGC Holdings partnership units). Additionally, as of June 30, 2018 and 2017, respectively, approximately 2.4 million and 4.0 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

6.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares outstanding at beginning of period	279,279,244	248,466,750	256,968,372	244,869,624
Share issuances:
Issuance of Class A common stock for general corporate purposes	7,000,000	—	24,923,714	—
Exchanges of limited partnership interests[1]	4,687,831	1,950,465	7,475,021	5,361,137
Compensation awards	—	—	979,344	—
Acquisition related issuances	687,376	968,705	1,004,472	1,341,783
Vesting of restricted stock units (RSUs)	100,790	80,629	381,674	437,018
Other issuances of Class A common stock	25,771	23,674	48,415	33,616
Treasury stock repurchases	(726,539)	(397,539)	(726,539)	(950,494)
Forfeitures of restricted Class A common stock	(144,630)	(35,598)	(144,630)	(35,598)
Shares outstanding at end of period	290,909,843	251,057,086	290,909,843	251,057,086

[1]

Because they are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into Class A common shares would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the three and six months ended June 30, 2018 and 2017. As of June 30, 2018 and 2017, there were 34,848,107 shares of the Company’s Class B common stock outstanding.

Controlled Equity Offering

        On April 12, 2017, the Company entered into a controlled equity offering (“CEO”) sales agreement with CF&Co (“April 2017 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under this CEO sales agreement were used for redemptions of limited partnership interests in BGC Holdings and Newmark Holdings, as well as for general corporate purposes. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of June 30, 2018, the Company has sold all 20,000,000 shares of Class A common stock under the April 2017 Sales Agreement.

On March 9, 2018, the Company entered into a new CEO sales agreement with CF&Co (“March 2018 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of $300.0 million of shares of Class A common stock. Proceeds from shares of the Company’s Class A common stock sold under this CEO sales agreement, are used for redemptions of limited partnership interests in BGC Holdings and Newmark Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of June 30, 2018, the Company has sold 13,352,311 shares of Class A common stock, (or $168.4 million), under the March 2018 Sales Agreement. For additional information, see Note 17—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On February 7, 2017, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of June 30, 2018, the Company had approximately $106.1 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units. The table below represents unit redemption and share repurchase activity for the three and six months ended June 30, 2018:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions[1,2]
January 1, 2018—March 31, 2018	1,723,654	$14.34
April 1, 2018—June 30, 2018	4,299,936	13.10
Total Redemptions	6,023,590	$13.45
Repurchases[3,4]
January 1, 2018—March 31, 2018	—	$—
April 1, 2018—April 30, 2018	438,657	13.55
May 1, 2018—May 31, 2018	281,339	13.12
June 1, 2018—June 30, 2018	6,543	11.65
Total Repurchases	726,539	$13.37
Total Redemptions and Repurchases	6,750,129	$13.44	$106,137,021

1

During the three months ended June 30, 2018, the Company redeemed approximately 4.2 million limited partnership units at an aggregate redemption price of approximately $55.3 million for an average price of $13.10 per unit and approximately 0.1 million FPUs at an aggregate redemption price of approximately $1.0 million for an average price of $13.09 per unit. During the three months ended June 30, 2017, the Company redeemed approximately 1.6 million limited partnership units at an aggregate redemption price of approximately $18.5 million for an average price of $11.20 per unit and approximately 0.3 million FPUs at an aggregate redemption price of approximately $2.8 million for an average price of $10.72 per unit.

2

During the six months ended June 30, 2018, the Company redeemed approximately 5.9 million limited partnership units at an aggregate redemption price of approximately $80.0 million for an average price of $13.46 per unit and approximately 0.1 million FPUs at an aggregate redemption price of approximately $1.1 million for an average price of $13.13 per unit. During the six months ended June 30, 2017, the Company redeemed approximately 4.6 million limited partnership units at an aggregate redemption price of approximately $50.0 million for an average price of $10.97 per unit and approximately 0.3 million FPUs at an aggregate redemption price of approximately $3.0 million for an average price of $10.72 per unit.

3

During the three months ended June 30, 2018, the Company repurchased approximately 0.7 million shares of its Class A common stock at an aggregate purchase price of approximately $9.7 million for an average price of $13.37 per share. During the three months ended June 30, 2017, the Company repurchased approximately 0.4 million shares of its Class A common stock at an aggregate purchase price of approximately $4.5 million for an average price of $11.25 per share.

4

During the six months ended June 30, 2018, the Company repurchased approximately 0.7 million shares of its Class A common stock at an aggregate purchase price of approximately $9.7 million for an average price of $13.37 per share. During the six months ended June 30, 2017, the Company repurchased approximately 1.0 million shares of its Class A common stock at an aggregate purchase price of approximately $10.6 million for an average price of $11.14 per share.

The table above represents the gross unit redemptions during the six months ended June 30, 2018. Substantially all of the 6.0 million units above were redeemed using cash from the Company’s CEO program, and therefore did not impact the fully diluted number of shares and units outstanding.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$46,415	$52,577
Consolidated net income allocated to FPUs	2,380	2,305
Earnings distributions	(1,009)	(2,489)
FPUs exchanged	(494)	(584)
FPUs redeemed	(178)	(747)
Other	2	413
Balance at end of period	$47,116	$51,475

7.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $57.4 million as of June 30, 2018 and $33.0 million as of December 31, 2017. For additional information, see Note 13—“Fair Value of Financial Assets and Liabilities.”

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

   As of June 30, 2018, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $3.1 million for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreement. These Repurchase Agreements had a maturity date of July 2, 2018. As of December 31, 2017, the Company had no Repurchase Agreements.

Warehouse Notes Payable

The Company uses its warehouse lines and a repurchase agreement to fund mortgage loans originated under its various lending programs. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third party purchase commitments. As of June 30, 2018, the Company had the following lines available and borrowings outstanding (in thousands):

		June 30, 2018
	Committed Lines	Uncommitted Lines	Total Outstanding	Stated Spread to One Month LIBOR	Rate Type
Warehouse line due August 20, 2018 [1]	$450,000	$—	$258,782	130 bps	Variable
Warehouse line due September 25, 2018	200,000	—	114,503	130 bps	Variable
Warehouse line due October 11, 2018 [2]	300,000	—	130,440	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	36,846	120 bps	Variable
	$950,000	$325,000	$540,571

1 On July 19, 2018, the maturity date was extended to June 19, 2019.

2 The warehouse line was temporarily increased by $300.0 million to $600.0 million for the period of July 2, 2018 to August 16, 2018.

          As of December 31, 2017, the Company had the following lines available and borrowings outstanding (in thousands):

		December 31, 2017
	Committed Lines	Uncommitted Lines	Total Outstanding	Stated Spread to One Month LIBOR	Rate Type
Warehouse line due June 20, 2018 [1]	$450,000	$-	$60,715	130 bps	Variable
Warehouse line due September 25, 2018	200,000	-	107,383	130 bps	Variable
Warehouse line due October 11, 2018	300,000	-	174,102	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	-	325,000	18,240	120 bps	Variable
	$950,000	$325,000	$360,440

1 On June 8, 2018, the maturity date was extended to August 20, 2018.

In connection with these warehouse notes payable, the Company is required to meet a number of financial covenants, including maintaining a minimum of $15.0 million of cash and cash equivalents. The Company was in compliance with all covenants as of June 30, 2018 and December 31, 2017.

Securities Loaned

As of June 30, 2018, the Company had Securities loaned transactions of $77.5 million with Cantor. The fair value of the securities lent was $76.9 million. As of June 30, 2018, the cash collateral received from Cantor bore interest rates ranging from 2.3% to 2.8%. As of December 31, 2017, the Company had Securities loaned transactions of $202.3 million with Cantor. The fair value of the securities lent was $204.1 million. As of December 31, 2017, the cash collateral received from Cantor bore interest rates ranging from 1.9% to 4.3%. These transactions have no stated maturity date.

9.	Marketable Securities

Marketable securities consist of the Company’s ownership of equity securities carried at fair value. The investments had a fair value of $78.1 million and $208.2 million as of June 30, 2018 and December 31, 2017, respectively.

Effective January 1, 2018, all marketable securities are accounted for at fair value in accordance with ASU 2016-01. As of June 30, 2018, the Company held marketable securities with a readily determinable fair value of $78.1 million. These equity securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended June 30, 2018, the Company recognized realized and unrealized net gains of $5.1 million, related to the mark-to-market on these shares and any related hedging transactions, when applicable. During the six months ended June 30, 2018, the Company recognized realized and unrealized net gains of $16.5 million and, related to the mark-to-market on these shares and any related hedging transactions, when applicable.

As of December 31, 2017, the Company held marketable securities classified as trading securities with a fair value of $198.3 million. Trading securities were measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended June 30, 2017, the Company recognized realized and unrealized net gains of $5.5 million, related to the mark-to-market on marketable securities classified as trading securities and any related hedging transactions when applicable. During the six months ended June 30, 2017, the Company recognized realized and unrealized net gains of $11.5 million, related to the mark-to-market on marketable securities classified as trading securities and any related hedging transactions when applicable.

As of December 31, 2017, the Company held marketable securities classified as available-for-sale with a fair value of $9.9 million. Available-for-sale securities are measured at fair value, with unrealized gains or losses included as part of “Other comprehensive income (loss)” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss). During the three months ended June 30, 2017, the Company recognized a gain of $0.5 million related to marketable securities classified as available-for-sale. During the six months ended June 30, 2017, the Company recognized a gain of $0.8 million related to marketable securities classified as available-for-sale.

During the six months ended June 30, 2018, the Company sold marketable securities with a fair value of $146.6 million at the time of sale. During the six months ended June 30, 2017, the Company sold marketable securities with a fair value of $7.8 million at the time of sale. The Company did not purchase any marketable securities during the six months ended June 30, 2018 and 2017, respectively.

10.	Loans Held for Sale, at Fair Value

Loans held for sale represent originated loans that are typically sold within 45 days from the date that the mortgage loan is funded. The Company initially and subsequently measures all loans held for sale at fair value on the accompanying unaudited condensed consolidated statement of financial condition. This fair value measurement falls within the definition of a Level 2 measurement (significant other observable inputs) within the fair value hierarchy. For additional information, see Note 13 – “Fair Value of Financial Assets and Liabilities.” Electing to use fair value provides a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. Loans held for sale had a cost basis and fair value as follows (in thousands):

	June 30, 2018	December 31, 2017
Cost basis	$540,680	$360,440
Fair Value	547,968	362,635

As of June 30, 2018 and December 31, 2017, respectively, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. Interest income on Loans held for sale was $5.0 million and $12.7 million for the three months ended June 30, 2018 and 2017, respectively and $9.7 million and $19.2 million for the six months ended June 30, 2018 and 2017. Interest income on Loans held for sale is included as part of “Interest income” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended June 30, 2018 and 2017, the Company recognized losses of $7.8 million and $2.2 million, respectively, for the change in fair value on loans held for sale. During the six months ended June 30, 2018 and 2017, the Company recognized a gain of $7.3 million and loss of $0.1 million, respectively, for the change in fair value on loans held for sale.

11.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s marketable securities (see Note 12—“Derivatives”). As of June 30, 2018 and December 31, 2017, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$1,459,054	$586,486
Receivables from clearing organizations	207,215	133,682
Other receivables from broker-dealers and customers	8,557	10,968
Net pending trades	4,905	1,597
Open derivative contracts	51,557	12,669
Total	$1,731,288	$745,402
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$1,416,572	$567,460
Payables to clearing organizations	34,863	14,023
Other payables to broker-dealers and customers	13,351	18,164
Open derivative contracts	52,148	7,933
Total	$1,516,934	$607,580

A portion of these receivables and payables are with Cantor. See Note 17—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of June 30, 2018 have subsequently settled at the contracted amounts.

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2018			December 31, 2017
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
Forwards	$35,917	$1,647	$1,835,242	$4,262	$1,483	$642,802
Rate lock commitments	14,448	13,945	959,295	2,923	2,390	180,918
Foreign exchange swaps	896	2,075	577,988	801	2,846	407,600
Futures	159	632	9,866,559	25	1,066	13,023,030
Foreign exchange/commodities options	137	33,849	3,704,117	4,416	130	2,442,200
Interest rate swaps	—	—	—	242	—	12,092
Equity options	—	—	—	—	18	961,000
Total	$51,557	$52,148	$16,943,201	$12,669	$7,933	$17,669,642

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

The replacement cost of contracts in a gain position were $51.6 million and $12.7 million, as of June 30, 2018, and December 31, 2017, respectively.

The following tables present information about the offsetting of derivative instruments as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amounts
Assets
Forwards	$36,022	$(105)	$35,917	$—	$—	$35,917
Rate lock commitments	14,448	—	14,448	—	—	14,448
Foreign exchange swaps	1,399	(503)	896	—	—	896
Futures	14,310	(14,151)	159	—	—	159
Foreign exchange/commodities options	192,311	(192,174)	137	—	—	137
Total	$258,490	$(206,933)	$51,557	$—	$—	$51,557
Liabilities
Foreign exchange/commodities options	$226,023	$(192,174)	$33,849	$—	$—	$33,849
Rate lock commitments	13,945	—	13,945	—	—	13,945
Foreign exchange swaps	2,578	(503)	2,075	—	—	2,075
Forwards	1,752	(105)	1,647	—	—	1,647
Futures	14,783	(14,151)	632	—	—	632
Total	$259,081	$(206,933)	$52,148	$—	$—	$52,148

	December 31, 2017
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amounts
Assets
Foreign exchange/commodities options	$31,834	$(27,418)	$4,416	$—	$—	$4,416
Forwards	4,363	(101)	4,262	—	—	4,262
Rate lock commitments	2,923	—	2,923	—	—	2,923
Foreign exchange swaps	1,135	(334)	801	—	—	801
Interest rate swaps	242	—	242	—	—	242
Futures	78,969	(78,944)	25	—	—	25
Total	$119,466	$(106,797)	$12,669	$—	$—	$12,669
Liabilities
Foreign exchange swaps	$3,180	$(334)	$2,846	$—	$—	$2,846
Rate lock commitments	2,390	—	2,390	—	—	2,390
Forwards	1,584	(101)	1,483	—	—	1,483
Futures	80,010	(78,944)	1,066	—	—	1,066
Foreign exchange/commodities options	27,548	(27,418)	130	—	—	130
Equity options	18	—	18	—	—	18
Total	$114,730	$(106,797)	$7,933	$—	$—	$7,933

The change in fair value of interest rate swaps, futures, foreign exchange/commodities options, foreign exchange swaps, and generic forwards is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments and forwards related to mortgage loans are reported as part of “Gains from mortgage banking activities/originations, net” in the Company’s consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $0.8 million and $1.0 million of expenses for the three months ended June 30, 2018 and 2017, respectively. For six months ended June 30, 2018 and 2017 the change in fair value of rate lock commitments are disclosed net of $3.2 million and $1.8 million of expenses, respectively, which are reported as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations. The table below summarizes gains and losses on derivative contracts for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative contract	2018	2017	2018	2017
Rate lock commitments and forwards	$11,918	$8,104	$19,245	$10,566
Foreign exchange/commodities options	6,062	3,025	10,660	6,628
Futures	5,740	1,749	11,648	3,698
Foreign exchange swaps	212	342	590	969
Equity options	—	—	102	—
Interest rate swaps	—	3	(5)	31
Gain	$23,932	$13,223	$42,240	$21,892

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

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance at June 30, 2018 and December 31, 2017 (in thousands):

	Assets at Fair Value at June 30, 2018
	Level 1	Level 2 [1]	Level 3	Netting and Collateral	Total
Loans held for sale, at fair value	$—	$547,968	$—	$—	$547,968
Marketable securities	78,109	—	—	—	78,109
Government debt	56,776	—	—	—	56,776
Securities owned—Equities	638	—	—	—	638
Forwards	—	19,580	16,442	(105)	35,917
Rate lock commitments	—	—	14,448	—	14,448
Foreign exchange swaps	—	1,399	—	(503)	896
Futures	—	14,310	—	(14,151)	159
Foreign exchange/commodities options	192,311	—	—	(192,174)	137
Total	$327,834	$583,257	$30,890	$(206,933)	$735,048

1 In addition, the Company has equity securities with a fair value of approximately $30.9 million which are recorded in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of June 30, 2018. These investments are remeasured to fair value on a non-recurring basis and are classified within Level 2 in the fair value hierarchy.

	Liabilities at Fair Value at June 30, 2018
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange/commodities options	$226,023	$—	$—	$(192,174)	$33,849
Rate lock commitments	—	—	13,945	—	13,945
Foreign exchange swaps	—	2,578	—	(503)	2,075
Forwards	—	1,111	641	(105)	1,647
Futures	—	14,783	—	(14,151)	632
Contingent consideration	—	—	53,164	—	53,164
Total	$226,023	$18,472	$67,750	$(206,933)	$105,312

	Assets at Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Loans held for sale, at fair value	$—	$362,635	$—	$—	$362,635
Marketable securities	208,176	—	—	—	208,176
Government debt	32,744	—	—	—	32,744
Securities owned—Equities	263	—	—	—	263
Foreign exchange/commodities options	31,834	—	—	(27,418)	4,416
Forwards	—	610	3,753	(101)	4,262
Rate lock commitments	—	—	2,923	—	2,923
Foreign exchange swaps	—	1,135	—	(334)	801
Interest rate swaps	—	242	—	—	242
Futures	—	78,969	—	(78,944)	25
Total	$273,017	$443,591	$6,676	$(106,797)	$616,487

	Liabilities at Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$3,180	$—	$(334)	$2,846
Rate lock commitments	—	—	2,390	—	2,390
Forwards	—	927	657	(101)	1,483
Futures	—	80,010	—	(78,944)	1,066
Foreign exchange/commodities options	27,548	—	—	(27,418)	130
Equity options	18	—	—	—	18
Contingent consideration	—	—	67,172	—	67,172
Total	$27,566	$84,117	$70,219	$(106,797)	$75,105

Level 3 Financial Assets and Liabilities

Changes in Level 3 rate lock commitments, forwards and contingent consideration measured at fair value on a recurring basis for the three months ended June 30, 2018 were as follows (in thousands):

	Opening Balance as of April 1, 2018	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Purchases/Issuances	Sales/Settlements	Closing Balance at June 30, 2018	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2018
Assets
Rate lock commitments and forwards, net	$7,036	$16,304	$—	$—	$(7,036)	$16,304	$16,304
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$59,242	$(336)	$1,417	$688	$(5,685)	$53,164	$1,081

 1 Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2017 are as follows (in thousands):

	Opening Balance as of April 1, 2017	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Purchases/Issuances	Sales/Settlements	Closing Balance at June 30, 2017	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2017
Assets
Rate lock commitments and forwards, net	$2,462	$10,566	$—	$—	$(2,462)	$10,566	$10,566
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$63,197	$(2,876)	$(949)	$2,173	$(357)	$68,838	$(3,825)

1 Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2018 are as follows (in thousands):

	Opening Balance as of January 1, 2018	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at June 30, 2018	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2018
Assets
Rate lock commitments and forwards, net	$3,629	$16,304	$—	$—	$(3,629)	$16,304	$16,304
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$67,172	$(1,043)	$554	$710	$(15,207)	$53,164	$(489)

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2017 are as follows (in thousands):

	Opening Balance as of January 1, 2017	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at June 30, 2017	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2017
Assets
Rate lock commitments and forwards, net	$10,254	$10,566	$—	$—	$(10,254)	$10,566	$10,566
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$65,838	$(3,987)	$(1,159)	$8,363	$(10,509)	$68,838	$(5,146)

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of June 30, 2018
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average

Rate lock commitments	$14,448	$13,945	Discounted cash flow model and other observable market data	Counterparty credit risk	N/A	N/A
Forwards	$16,442	$641	Discounted cash flow model and other observable market data	Counterparty credit risk	N/A	N/A

Contingent consideration	$—	$53,164	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	3.3%-10.4% 75%-100%	8.1% 97%[1]

[1]	The probability of meeting the earnout targets as of June 30, 2018 was based on the acquired businesses’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2017
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average

Rate lock commitments	$2,923	$2,390	Discounted cash flow model and other observable market data	Counterparty credit risk	N/A	N/A
Forwards	$3,753	$657	Discounted cash flow model and other observable market data	Counterparty credit risk	N/A	N/A

Contingent consideration	$—	$67,172	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	3.3%-10.4% 75%-100%	8.2% 97%[1]

[1]	The probability of meeting the earnout targets as of December 31, 2017 was based on the acquired businesses’ projected future financial performance, including revenues.

Valuation Processes – Level 3 Measurements

Valuations for rate lock commitments, forwards, and contingent consideration are conducted by the Company. Each reporting period, the Company updates unobservable inputs. The Company has a formal process to review the material accuracy of changes in fair value.

Sensitivity Analysis – Level 3 Measurements

The significant unobservable input used in the fair value of the Company’s rate lock commitments and forwards is the counterparty credit risk. The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. As of June 30, 2018 and December 31, 2017, the present value of expected payments related to the Company’s contingent consideration was $53.2 million and $67.2 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $74.6 million and $85.2 million, respectively.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the new recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of approximately $30.9 million, which were included in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of June 30, 2018. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

14.	Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability

The Company is a party to a Credit Enhancement Agreement (“CEA”) dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”).  Under the terms of these agreements, DB Cayman provides the Company with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss sharing (see Note 25—“Financial Guarantee Liability”) in the Company’s servicing portfolio as of March 9, 2012. DB Cayman will also reimburse the Company for any losses incurred due to violation of underwriting and serving agreements that occurred prior to March 9, 2012. For the three months ended June 30, 2018 and 2017, respectively, there were no reimbursements under this agreement.

Credit enhancement receivable

As of June 30, 2018, the Company had $19.2 billion of credit risk loans in its servicing portfolio with a maximum pre-credit enhancement loss exposure of $5.4 billion. The Company had a form of credit protection from DB Cayman on $343.2 million of credit risk loans with a maximum loss exposure coverage of $103.7 million. The amount of the maximum loss exposure without any form of credit protection from DB Cayman is $5.3 billion.

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

As of June 30, 2018, there was no credit enhancement receivable. As of December 31, 2017, the credit enhancement receivable was $10 thousand, and is included as part of “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition.

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

As of June 30, 2018 and December 31, 2017, the contingent liability was $10.8 million and $10.7 million, respectively, and is included as part of “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

15.	Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consist of the following activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loan origination related fees and sales premiums, net	$17,182	$30,950	$34,999	$46,901
Fair value of expected net future cash flows from servicing recognized at commitment, net	24,696	42,597	45,793	71,907
Gains from mortgage banking activities/originations, net	$41,878	$73,547	$80,792	$118,808

16.	Mortgage Servicing Rights, Net

The changes in the carrying amount of mortgage servicing rights for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Mortgage Servicing Rights
Beginning balance	$386,953	$359,189	$399,349	$347,558
Additions	25,342	40,459	31,731	69,265
Purchases	1,099	577	1,608	577
Amortization	(20,011)	(18,317)	(39,305)	(35,492)
Ending balance	$393,383	$381,908	$393,383	$381,908

Valuation Allowance
Beginning balance	$(5,427)	$(4,574)	$(6,723)	$(7,742)
Decrease (increase)	4,084	(907)	5,380	2,261
Ending balance	(1,343)	(5,481)	(1,343)	(5,481)
Net balance	$392,040	$376,427	$392,040	$376,427

The amount of contractually specified servicing fees (including primary and special servicing fees) and ancillary fees (including yield maintenance fees) earned by the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Servicing fees	$26,092	$23,734	$51,224	$45,784
Escrow interest and placement fees	3,867	2,021	6,834	3,480
Ancillary fees	2,374	1,085	3,201	2,408
Total Servicing fees	$32,333	$26,840	$61,259	$51,672

The Company’s primary servicing portfolio as of June 30, 2018 and December 31, 2017 was approximately $55.6 billion and $54.2 billion, respectively. Also, the Company is named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to the Company. The Company’s special servicing portfolio at June 30, 2018 and December 31, 2017 was $3.4 billion and $3.8 billion, respectively.

The estimated fair value of Mortgage servicing rights, net as of June 30, 2018 and December 31, 2017 were $435.1 million and $418.1 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flow assumptions used are based on assumptions the Company believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. The discount rates used in measuring fair value for the six months ended June 30, 2018 and for the year ended December 31, 2017 was between 3.0% and 13.5% and varied based on investor type. An increase in discount rate of 100 bps or 200 bps would result in a decrease in fair value by $12.2 million and $23.8 million, respectively, as of June 30, 2018 and by $11.8 million and $23.0 million, respectively, at December 31, 2017.

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

For the three months ended June 30, 2018, Cantor’s share of the net loss in Tower Bridge was $1.2 million and for the three months ended June 30, 2017, Cantor’s share of the net income in Tower Bridge was $0.6 million. For the six months ended June 30, 2018, Cantor’s share of the net loss in Tower Bridge was $0.9 million and for the six months ended June 30, 2017, Cantor’s share of the net income in Tower Bridge was $18 thousand. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

For the three months ended June 30, 2018 and 2017, the Company recognized related party revenues of $6.3 million and $6.0 million, respectively, for the services provided to Cantor, including fees related to the Special Asset Servicing Arrangement between Berkeley Point and CCRE. For both the six months ended June 30, 2018 and 2017, the Company recognized related party revenues of $12.9 million, for the services provided to Cantor, including fees related to the Special Asset Servicing Arrangement between Berkeley Point and CCRE. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company, including Newmark, with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended June 30, 2018 and 2017, the Company was charged $19.9 million and $13.6 million, respectively, for the services provided by Cantor and its affiliates, of which $10.0 million and $8.2 million, respectively, were to cover compensation to leased employees for the three months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, the Company was charged $38.9 million and $28.7 million, respectively, for the services provided by Cantor and its affiliates, of which $21.3 million and $16.9 million, respectively, were to cover compensation to leased employees for the six months ended June 30, 2018 and 2017. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

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

As a result of the Separation and Distribution Agreement, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, including Cantor, whereby each holder of BGC Holdings limited partnership interests at that time will hold a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by the contribution ratio, divided by the exchange ratio. For additional information, see Note 2— “Limited Partnership Interests.”

In addition, CF&Co, a wholly owned subsidiary of Cantor, was an underwriter of the Newmark IPO. Pursuant to the underwriting agreement, Newmark paid CF&Co 5.5% of the gross proceeds from the sale of shares of Newmark Class A common stock sold by Cantor in connection with the Newmark IPO.

Investment in Newmark

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Units”) of Newmark Holdings for approximately $242.0 million (the “Investment in Newmark”). The price per Newmark Unit was based on the $14.57 closing price of Newmark’s Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These newly-issued Newmark Units are exchangeable, at BGC’s discretion, into either shares of Class A common stock or shares of Class B common stock of Newmark. BGC made the Investment in Newmark pursuant to an Investment Agreement dated as of March 6, 2018 by and among BGC, BGC Holdings, BGC Partners, L.P., BGC Global Holdings, L.P., Newmark, Newmark Holdings and Newmark Partners, L.P. The Investment in Newmark and related transactions were approved by the Audit Committees and Boards of Directors of BGC and Newmark. BGC and its subsidiaries funded the Investment in Newmark using the proceeds of its CEO sales program. Newmark used the proceeds to repay the balance of the outstanding principal amount under its unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. In addition, in accordance with the Separation and Distribution Agreement, BGC owns 4.9 million limited partnership interests in the Newmark OpCo as of June 30, 2018, as a result of other issuances of BGC Class A common stock primarily related to the redemption of limited partnership interests in BGC Holdings and Newmark Holdings. Prior to the Newmark spin-off, Newmark Units and limited partnership interests in the Newmark OpCo then held by BGC Partners will be exchanged into Newmark Class A or Class B common stock, and will be included as part of the Newmark Distribution to holders of shares of Class A or Class B common stock of the Company.

CF Real Estate Finance Holdings, L.P.

Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment opportunities are available. As of June 30, 2018, $145.0 million had been loaned to related parties. The Company’s investment is accounted for under the equity method as of June 30, 2018.

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

During the three months ended June 30, 2018 and 2017, respectively, Lucera had $0.2 million and $0.3 million in related party revenues from Cantor. During the six months ended June 30, 2018 and 2017, respectively, Lucera had $0.3 million and $0.7 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.

Clearing Agreement with Cantor

The Company receives certain clearing services from Cantor pursuant to its clearing agreement. These clearing services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The costs for these services for the three and six months ended June 30, 2018 are included as part of the charges to BGC for services provided by Cantor and its affiliates as discussed in “Services Agreements” above.

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of June 30, 2018, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $3.1 million for the purpose of financing fails. As of December 31, 2017, the Company had no Repurchase Agreements.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended June 30, 2018 and 2017, the Company recognized its share of foreign exchange losses of $0.5 million and $2.3 million, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized its share of foreign exchange losses of $1.5 million and $2.8 million, respectively. These losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Company’s Audit Committee. During the three months ended June 30, 2018 and 2017, the Company recorded revenues from Cantor entities of $76 thousand and $62 thousand, respectively, related to commissions paid to the Company by Cantor. During the six months ended June 30, 2018 and 2017, the Company recorded revenues from Cantor entities of $134 thousand and $142 thousand, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2018 and December 31, 2017, the Company did not have any investments in the program.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 11,037,217 shares of BGC Class A common stock owned by them as of June 30, 2018 for the same number of shares of BGC Class B common stock. Cantor would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by it for shares of BGC Class B common stock, up to 34,649,693 shares of BGC Class B common stock.

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

On April 21, 2017, the Company entered into a $150.0 million revolving credit facility (the “Credit Facility”) with an affiliate of Cantor. BGC agreed to lend $150.0 million under the Credit Facility to such affiliate (the “Loan”). On September 8, 2017, the outstanding balance of $150.0 million was repaid in its entirety. The Credit Facility was terminated as of March 19, 2018, therefore there were no borrowings outstanding as of June 30, 2018. The Company did not record any interest income related to the Loan for the three and six months ended June 30, 2018. The Company recorded interest income related to the loan of $1.3 million for the three and six months ended June 30, 2017.

On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor (“BGC Credit Agreement”). The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the Credit Facility described above and was approved by the Audit Committee of BGC. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2019, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of June 30, 2018, there was $130.0 million of borrowings by BGC outstanding under this agreement. The interest on this agreement as of June 30, 2018 was LIBOR plus 3.25%, which may be adjusted based on the higher of the Company’s or Cantor’s short-term borrowing rate then in effect. As of June 30, 2018, the interest rate on this facility was 5.34%. For the three and six months ended June 30, 2018, the Company recorded interest expense of $2.1 million and $2.5 million, respectively, related to this agreement.

As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of June 30, 2018 and December 31, 2017, the Company had no reverse repurchase agreements.

On February 9, 2016, the Audit Committee of the Board of Directors authorized the Company to enter into an arrangement with Cantor in which the Company would provide dedicated development services to Cantor at a cost to the Company not to exceed $1.4 million per year for the purpose of Cantor developing the capacity to provide quotations in certain securities from time to time. The services are terminable by either party at any time and will be provided on the terms and conditions set forth in the existing Administrative Services Agreement. The Company did not provide development services to Cantor in the six months ended June 30, 2018 and twelve months ended December 31, 2017 under this arrangement.

In July 2016, the Audit Committee of the Company authorized the Company to provide real estate and related services, including real estate advice, brokerage, property or facilities management, appraisals and valuations and other services, to Cantor on rates and terms no less favorable to the Company than those charged to third-party customers. The Company and Cantor expect to enter into these arrangements from time to time. The Company did not provide any such real estate and related services in the three months ended June 30, 2018 and 2017.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of June 30, 2018 and December 31, 2017, the Company had receivables from Freedom International Brokerage of $2.1 million and $1.3 million, respectively. As of June 30, 2018 and December 31, 2017, the Company had $0.9 million and $0.8 million, respectively, in receivables from Cantor related to open derivative contracts. As of June 30, 2018 and December 31, 2017, the Company had $2.2 million and $2.8 million, respectively, in payables to Cantor related to open derivative contracts. As of June 30, 2018 and December 31, 2017, the Company had $33.7 million and $0.5 million in receivables from, respectively, Cantor related to fails and equity trades pending settlement.

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

As of June 30, 2018 and December 31, 2017, the aggregate balance of employee loans, net, was $409.6 million and $335.7 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2018 and 2017 was $9.2 million and $9.5 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2018 and 2017 was $16.8 million and $17.2 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Interest income on the above-mentioned employee loans for the three months ended June 30, 2018 and 2017 was $2.0 million and $1.6 million, respectively. Interest income on the above-mentioned employee loans for the six months ended June 30, 2018 and 2017 was $3.6 million and $3.1 million, respectively. The interest income related to these employee loans is included as part of “Interest income” in the Company’s unaudited condensed consolidated statements of operations.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into the April 2017 Sales Agreement and the March 2018 Sales Agreement with CF&Co, as the Company’s sales agent. During the three months ended June 30, 2018, the Company sold 10.7 million shares under its sales agreements for aggregate proceeds of $131.4 million, at a weighted-average price of $12.28 per share. During the three months ended June 30, 2017, the Company sold 1.5 million shares under the April 2017 Sales Agreement for aggregate proceeds of $17.1 million, at a weighted-average price of $11.42 per share. For the three months ended June 30, 2018 and 2017, the Company was charged approximately $2.6 million and $0.3 million, respectively, for services provided by CF&Co related to the Company’s sales agreement. During the six months ended June 30, 2018, the Company sold 30.6 million shares under its sales agreements for aggregate proceeds of $411.8 million, at a weighted-average price of $13.47 per share. During the six months ended June 30, 2017, the Company sold 4.3 million shares under the April 2017 Sales Agreement for aggregate proceeds of $47.8 million, at a weighted-average price of $11.18 per share. For the six months ended June 30, 2018 and 2017, the Company was charged approximately $8.2 million and $1.0 million, respectively, for services provided by CF&Co related to the Company’s sales agreement. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of financial condition.

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

On October 3, 2014, management was granted approval by the Company’s Board of Directors and Audit Committee to enter into stock loan transactions with CF&Co utilizing shares of Nasdaq stock or other equities. Such stock loan transactions will bear market terms and rates. As of June 30, 2018, the Company had Securities loaned transactions of $77.5 million with CF&Co. The fair value of the securities lent was $76.9 million (see Note 8—“Collateralized Transactions”). As of June 30, 2018, the cash collateral received from CF&Co bore interest rates ranging from 2.3% to 2.8%. As of December 31, 2017, the Company had Securities loaned transactions of $202.3 million with Cantor. The market value of the securities lent was $204.1 million (see Note 8—“Collateralized Transactions”). As of December 31, 2017, the cash collateral received from CF&Co bore interest rates ranging from 1.9% to 4.3%. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). In connection with this issuance of 5.125% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $15.0 million of such senior notes and still holds such notes as of June 30, 2018.

Under rules adopted by the Commodity Futures Trading Commission (the “CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement. During the three months ended June 30, 2018 and 2017, the Company recorded fees of $31.3 thousand, with respect to these guarantees. During the six months ended June 30, 2018 and 2017, the Company recorded fees of $62.5 thousand, with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

Transactions with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized the Company to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with the Company’s acquisition and other business strategies in commercial real estate and other businesses. Such services are provided at fees not to exceed the fully-allocated cost of such services, plus 10%. In connection with this agreement, the Company did not recognize any expense for the three and six months ended June 30, 2018 and 2017.

The Company also has a referral agreement in place with CCRE, in which the Company’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement, the Company recognized revenues of $2.9 million for the three months ended June 30, 2017. The Company did not recognize any revenue related to this agreement during the three months ended June 30, 2018. The Company recognized revenues of $4.3 million for the six months ended June 30, 2017. The Company did not recognize any revenue related to this agreement during the six months ended June 30, 2018. This revenue was recorded as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

The Company also has a revenue-share agreement with CCRE, in which the Company pays CCRE for referrals for leasing or other services. The Company did not make any payments under this agreement to CCRE for the three and six months ended June 30, 2018 and 2017, respectively.

In addition, the Company has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Revenue from these referrals was $0.1 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $3.7 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively, and was recognized in Gains from mortgage banking activities/originations, net in our consolidated condensed consolidated statements of operations. These referrals fees are net of the broker fees and commissions to CCRE of $26 thousand and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.7 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

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

On March 11, 2015, the Company and CCRE entered into a note receivable/payable that allows for advances to or from CCRE at an interest rate of 1 month LIBOR plus 1.0%. On September 8, 2017, the note receivable/payable was terminated and all outstanding advances due were paid off. The Company recognized interest income of $0.2 million for the three and six months ended June 30, 2017. The Company recognized interest expense of $0.3 million for the three months ended June 30, 2017, and $2.4 million for the six months ended June 30, 2017.

For the six months ended June 30, 2018, the Company purchased the primary servicing rights for $0.6 billion of loans originated by CCRE for $1.0 million. For the six months ended June 30, 2017, the Company purchased the primary servicing rights for $0.3 billion of loans originated by CCRE for $0.6 million. The Company also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no mortgage servicing right is recognized. The Company recognized $1.0 million for the three months ended June 30, 2018 and $0.9 million for the three months ended June 30, 2017, and $1.9 million for both the six months ended June 30, 2018 and 2017, respectively, of servicing revenue from (excludes interest and placement fees) loans purchased from CCRE on a “fee for service” basis, which was included as part of “Servicing fees” in our consolidated condensed consolidated statements of operations.

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

As of June 30, 2018, there were 418,606 FPUs in BGC Holdings and 199,427 FPUs in Newmark Holdings remaining, which the partnerships had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Transactions with Relief Fund

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of June 30, 2018 and December 31, 2017, the remaining liability associated with this commitment was $30.7 million, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million, to $16.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended June 30, 2018 and 2017, the Company made $0.2 million and $0.4 million, respectively, in cash contributions to Aqua. During the six months ended June 30, 2018 and 2017, the Company made $0.4 million and $0.6 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Equity Method Investments

The carrying value of the Company’s equity method investments was $138.9 million as of June 30, 2018 and $135.6 million as of December 31, 2017, and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company recognized a gain of $2.8 million and $1.6 million related to its equity method investments for the three months ended June 30, 2018 and 2017, respectively. The Company recognized a gain of $8.6 million and $1.8 million related to its equity method investments for the six months ended June 30, 2018 and 2017, respectively. The Company’s share of the gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations.

On September 8, 2017, the Company invested $100.0 million in Real Estate LP, which is controlled and managed by Cantor. As of June 30, 2018, the Company’s investment is accounted for under the equity method. There was a $1.8 million gain recognized for the three months ended June 30, 2018 and a $5.0 million gain recognized for the six months ended June 30, 2018.

See Note 17—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited condensed consolidated financial statements.

Investments Carried Under Measurements Alternative

The Company had previously acquired investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. Prior to January 1, 2018, these investments were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. The carrying value of the cost method investments was $6.2 million and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition as of December 31, 2017. The Company did not recognize any gain or loss relating to cost method investments for the three and six months ended June 30, 2017.

Effective January 1, 2018, these investments are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. The carrying value of these investments was $28.9 million and is included in “Investments” in the Company’s unaudited condensed statements of financial condition as of June 30, 2018. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for the three and six months ended June 30, 2018.

In addition, the Company owns membership shares, which are included in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of June 30, 2018 and December 31, 2017. Prior to January 1, 2018, these shares were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. Effective January 1, 2018, these shares are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. During the three months ended June 30, 2018, there were no observable transactions to trigger an adjustment to the fair value of these shares. The Company recognized a $20.6 million unrealized gain (upward adjustment) to reflect an observable transaction for these shares during the six months ended June 30, 2018. The unrealized gain is reflected in “Other Income” in the Company’s unaudited condensed consolidated statements of operations. The Company did not recognize any impairment charges on these shares for the three and six months ended June 30, 2018.

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of June 30, 2018 and December 31, 2017 (in thousands).

	June 30, 2018		December 31, 2017
		Maximum		Maximum
		Exposure to		Exposure to
	Investment	Loss	Investment	Loss
Variable interest entities[1]	$106,492	$107,472	$103,892	$104,872

[1]

The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980.0 thousand. As of June 30, 2018 and December 31, 2017, the Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980.0 thousand subordinated loan to Aqua.

Consolidated VIE

The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $7.3 million and $5.9 million as of June 30, 2018 and December 31, 2017, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $0.8 million and $1.6 million as of June 30, 2018 and December 31, 2017, respectively. The Company’s exposure to economic loss on this VIE was approximately $3.6 million and $2.4 million as of June 30, 2018 and December 31, 2017, respectively.

19.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Computer and communications equipment	$155,283	$151,499
Software, including software development costs	187,072	164,011
Leasehold improvements and other fixed assets	197,270	179,178
	539,625	494,688
Less: accumulated depreciation and amortization	(329,163)	(305,341)
Fixed assets, net	$210,462	$189,347

Depreciation expense was $8.1 million and $7.6 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $15.2 million and $15.4 million for the six months ended June 30, 2018 and 2017, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

The Company has approximately $7.3 million of asset retirement obligations related to certain of its leasehold improvements. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the three months ended June 30, 2018 and 2017, software development costs totaling $8.7 million and $9.6 million, respectively, were capitalized. Amortization of software development costs totaled $5.1 million for the three months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, software development costs totaling $19.9 million and $14.3 million, respectively, were capitalized. Amortization of software development costs totaled $11.5 million and $10.6 million for the six months ended June 30, 2018 and 2017, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

No impairment charges and $0.2 million were recorded for the three months ended June 30, 2018 and 2017, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $0.1 million and $0.7 million were recorded for the six months ended June 30, 2018 and 2017, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. The impairment charges for the six months ended June 30, 2018 and 2017 were related to the Financial Services segment. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

20.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2018 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2017	$468,050	$477,532	$945,582
Acquisitions	—	6,626	6,626
Measurement period adjustments	(1,129)	(2,444)	(3,573)
Cumulative translation adjustment	(1,780)	—	(1,780)
Balance at June 30, 2018	$465,141	$481,714	$946,855

During the six months ended June 30, 2018, the Company recognized goodwill of approximately $6.6 million which was allocated to the Company’s Real Estate Services Segment. See Note 4—“Acquisitions” for more information. Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	June 30, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$205,343	$36,494	$168,849	13.1
Technology	24,024	11,466	12,558	3.7
Noncompete agreements	35,704	19,918	15,786	2.6
Patents	10,412	10,179	233	6.1
All other	19,689	10,876	8,813	8.5
Total definite life intangible assets	295,172	88,933	206,239	11.5
Indefinite life intangible assets:
Trade names	83,941	—	83,941	N/A
Licenses	7,929	—	7,929	N/A
Total indefinite life intangible assets	91,870	—	91,870	N/A
Total	$387,042	$88,933	$298,109	11.5

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$203,743	$27,820	$175,923	13.7
Technology	24,025	9,741	14,284	4.2
Noncompete agreements	34,333	16,180	18,153	2.7
Patents	10,629	10,049	580	3.6
All other	19,795	9,691	10,104	9.2
Total definite life intangible assets	292,525	73,481	219,044	11.9
Indefinite life intangible assets:
Trade names	84,048	—	84,048	N/A
Licenses	7,929	—	7,929	N/A
Total indefinite life intangible assets	91,977	—	91,977	N/A
Total	$384,502	$73,481	$311,021	11.9

Intangible amortization expense was $7.6 million and $8.8 million for the three months ended June 30, 2018 and 2017, respectively. Intangible amortization expense was $16.3 million and $15.0 million for the six months ended June 30, 2018 and 2017, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

There was no impairment charge for the Company’s indefinite life intangibles for the three and six months ended June 30, 2018 and 2017.

The estimated future amortization expense of definite life intangible assets as of June 30, 2018 is as follows (in millions):

2018	$14.0
2019	27.8
2020	22.2
2021	18.9
2022	14.3
2023 and thereafter	109.0
Total	$206.2

21.	Notes Payable, Other and Short-term Borrowings

Notes payable, other and short-term borrowings consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Unsecured senior revolving credit agreement	$70,000	$—
Unsecured converted Term Loan	245,257	397,310
Unsecured senior term loan credit agreement	—	270,710
8.125% Senior Notes	109,459	109,396
5.375% Senior Notes	298,555	298,064
8.375% Senior Notes	240,235	242,474
5.125% Senior Notes	297,403	296,996
Collateralized borrowings	28,360	35,559
Total Notes payable and other borrowings	1,289,269	1,650,509
Short-term borrowings	5,187	6,046
Total Notes payable, other and short-term borrowings	$1,294,456	$1,656,555

Unsecured Senior Revolving Credit and Converted Term Loan Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provides for revolving loans of up to $400.0 million. The maturity date of the facility is September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the Converted Term Loan. The Converted Term Loan is guaranteed by the Company. The Company remains a borrower under, and retains access to, the revolving credit facility for any future draws, subject to availability which increases as Newmark repays the Converted Term Loan. Borrowings under the Converted Term Loan bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. As there were amounts outstanding under the senior term loan as of December 31, 2017, the pricing increased by 50 basis points, and if there are any amounts outstanding under the senior term loan as of June 30, 2018, the pricing shall increase by an additional 75 basis points (125 basis points in the aggregate) until the senior term loan is paid in full. From and after the repayment in full of the senior term loan, the pricing shall return to the levels previously described. During the three months ended June 30, 2018, the Company repaid $152.9 million of the Converted Term Loan. Subsequent to the repayment, the Company borrowed an additional $70.0 million from the committed unsecured senior revolving credit agreement. As of June 30, 2018, there were $70.0 million of borrowings outstanding under the unsecured senior revolving credit agreement. The approximated fair value of the unsecured senior revolving credit agreement was $70.0 million as of June 30, 2018. As of June 30, 2018, there were $247.2 million of borrowings outstanding under the Converted Term Loan. The carrying value of the Converted Term Loan as of June 30, 2018 was $245.3 million, net of deferred financing costs of $1.9 million. The approximated fair value of the Converted Term Loan as of June 30, 2018 and December 31, 2017 was $247.2 million and $397.3 million, respectively. As of June 30, 2018, the interest rate on the revolving credit agreement was 4.35% and the interest rate on the Converted Term Loan was 4.31%.The Company recorded interest expense related to the Converted Term Loan of $4.4 million and $9.0 million for the three and six months ended June 30, 2018, respectively. Interest expense on the revolving credit facility was immaterial for the three months ended June 30, 2018.

Unsecured Senior Term Loan Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The term loan credit agreement provides for loans of up to $575.0 million. The maturity date of the agreement is September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of the Company as borrower under the senior term loan. The senior term loan is guaranteed by the Company. There was no change in the maturity date or interest rate. Borrowings under the senior term loan bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. As there were amounts outstanding under the senior term loan as of December 31, 2017, the pricing increased by 50 basis points, and if there are any amounts outstanding under the senior term loan as of June 30, 2018, the pricing shall increase by an additional 75 basis points (125 basis points in the aggregate) until the senior term loan is paid in full. From and after the repayment in full of the senior term loan, the pricing shall return to the levels previously described. The senior term loan is also subject to mandatory prepayment from 100% of net cash proceeds of all material asset sales and debt and equity issuances by Newmark and its subsidiaries (subject to certain customary exceptions, including sales under the Company’s CEO sales program). The net proceeds from the Newmark initial public offering were used to partially repay $304.3 million of the senior term loan. During the six months ended June 30, 2018, the Company repaid the outstanding balance of $270.7 million on the senior term loan, at which point the facility was terminated. Therefore, there were no borrowings outstanding as of June 30, 2018. The approximated fair value of the senior term loan as of December 31, 2017 was $270.7 million. The Company recorded interest expense related to the senior term loan of $2.6 million for the six months ended June 30, 2018.

Senior Notes

The Company’s Senior Notes are recorded at amortized cost. As of June 30, 2018 and December 31, 2017, the carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.125% Senior Notes	$109,459	$115,695	$109,396	$116,550
5.375% Senior Notes	298,555	307,290	298,064	313,125
8.375% Senior Notes	240,235	240,180	242,474	247,200
5.125% Senior Notes	297,403	310,440	296,996	315,375
Total	$945,652	$973,605	$946,930	$992,250

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $2.3 million for each of the three months ended June 30, 2018 and 2017. The Company recorded interest expense related to the 8.125% Senior Notes of $4.6 million for each of the six months ended June 30, 2018 and 2017.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $4.3 million for both the three months ended June 30, 2018 and 2017. The Company recorded interest expense related to the 5.375% Senior Notes of $8.6 million for both the six months ended June 30, 2018 and 2017.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). The carrying value of these notes as of June 30, 2018 was $240.2 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares of GFI common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave the Company the ability to control the timing and process with respect to a full merger which was completed on January 12, 2016. Also on July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of GFI’s 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. On November 4, 2015, GFI, BGC and the Trustee entered into the First Supplemental Indenture supplementing the Indenture and incorporating BGC’s guarantee of the Notes (the “First Supplemental Indenture”). In addition, on January 13, 2016, Moody’s further upgraded the credit rating on GFI’s 8.375% Senior Notes, eliminating the penalty interest. The Company recorded interest expense related to the 8.375% Senior Notes of $5.0 million for both the three months ended June 30, 2018 and 2017. The Company recorded interest expense related to the 8.375% Senior Notes of $10.0 million for both the six months ended June 30, 2018 and 2017.

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.125% Senior Notes of $4.1 million and $4.0 million for the three months ended June 30, 2018 and 2017, respectively. The Company recorded interest expense related to the 5.125% Senior Notes of $8.1 million for both the six months ended June 30, 2018 and 2017, respectively.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of June 30, 2018, the Company had $5.6 million outstanding related to this secured loan arrangement, which includes $50 thousand of deferred financing costs. As of June 30, 2018 and December 31, 2017, the carrying value of the secured loan arrangement approximated the fair value. The value of the fixed assets pledged as of June 30, 2018 was $0.2 million. The Company recorded interest expense related to this secured loan arrangement of $0.1 million for both the three months ended June 30, 2018 and 2017. The Company recorded interest expense related to this secured loan arrangement of $0.2 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% and matures on May 31, 2021. As of June 30, 2018, the Company had $22.8 million outstanding related to this secured loan arrangement. As of June 30, 2018 and December 31, 2017, the carrying value of the secured loan arrangement approximated the fair value. The value of the fixed assets pledged as of June 30, 2018 was $11.4 million. The Company recorded interest expense related to this secured loan arrangement of $0.2 million and $0.1 million for the three months ended June 30, 2018 and 2017 respectively. The Company recorded interest expense of $0.4 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

Short-term Borrowings

On February 25, 2016, the Company entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of the Company’s domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. This facility was terminated on September 8, 2017, at which point the outstanding balance of $150.0 million was repaid. There were no borrowings outstanding under the facility as of June 30, 2018 and as of December 31, 2017. The Company did not record interest expense related to the credit facility for the three or six months ended June 30, 2018. The Company recorded interest expense related to the credit facility of $1.0 million and $1.2 million for the three and six months ended June 30, 2017.

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short term loans of up to $5.2 million (BRL 20.0 million). The maturity date of the agreement is August 20, 2018. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of June 30, 2018, there were $5.2 million (BRL 20.0 million) of borrowings outstanding under the facility. As of June 30, 2018 and December 31, 2017, the carrying value of the loan agreement approximated the fair value. As of June 30, 2018, the interest rate was 9.8%. The Company recorded interest expense related to the loan of $0.2 million for the three months ended June 30, 2018. The Company recorded interest expense related to the loan of $0.3 million for the six months ended June 30, 2018.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $13.0 million (BRL 50.0 million). The maturity date of the agreement is September 14, 2018. This facility bears a fee of 1.00% per year. As of June 30, 2018, there were no borrowings outstanding under this facility. The Company recorded bank fees related to the agreement of $34 thousand for the three months ended June 30, 2018. The Company recorded bank fees related to the agreement of $73 thousand for the six months ended June 30, 2018.

22.	Compensation

The Company’s Compensation Committee may grant various equity-based and partnership awards, including restricted stock units, restricted stock, stock options, limited partnership units and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units. On June 22, 2016, at the Annual Meeting of Stockholders of the Company, the stockholders approved the Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of Class A common stock of the Company that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of June 30, 2018, the limit on the aggregate number of BGC shares authorized to be delivered allowed for the grant of future awards relating to 175.0 million BGC shares. Upon vesting of RSUs, issuance of restricted stock, exercise of employee stock options and exchange of limited partnership units, the Company generally issues new shares of the Company’s Class A common stock. On June 6, 2017, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the Company’s Second Amended and Restated Incentive Bonus Compensation Plan (the “Incentive Plan”) to approve the material terms of the performance goals under the Incentive Plan for compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, including an amendment to those performance goals in order to broaden the stock price performance goal to include dividends and/or total stockholder return. In addition, as a result of the Newmark IPO, on December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s sole stockholder, BGC, for Newmark to issue up to 400.0 million aggregate number of shares of Class A common stock of Newmark, of which 50.0 million is registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of June 30, 2018, the limit on the aggregate number of Newmark shares authorized to be delivered allowed for the grant of future awards relating to 399.8 million Newmark shares.

Limited Partnership Units

A summary of the activity associated with BGC Holdings limited partnership units is as follows:

Number of Units
Balance at December 31, 2017	123,631,195
Granted	21,107,597
Redeemed/exchanged units	(10,640,015)
Forfeited units	(38,689)
Balance at June 30, 2018	134,060,088

As of June 30, 2018 and December 31, 2017, the Company had 134.1 million and 123.6 million BGC Holdings limited partnership units outstanding, respectively. In addition, there were 64.9 and 56.2 million limited partnership units in Newmark Holdings outstanding as of June 30, 2018 and December 31, 2017, respectively. The 8.1 million increase in limited partnership units in Newmark Holdings for the six months ended June 30, 2018, is the result of 13.7 million, (4.9 million), and (17.6 thousand) limited partnership units in Newmark Holdings granted, redeemed/exchanged, and forfeited, respectively. As a result of the Newmark IPO and the related Separation and Distribution Agreement, BGC Holdings limited partnership units can only be exchanged into BGC Class A common stock with a number of Newmark Holdings limited partnership units equal to a BGC Holdings limited partnership unit multiplied by the distribution ratio and divided by the exchange ratio. Certain standalone BGC Holdings limited partnership units that do not have corresponding Newmark Holdings limited partnership units, may only become exchangeable into Class A common stock once the Newmark spin-off has occurred (see Note 2—“Limited Partnership Interests” for further details on the Separation and Distribution Agreement).

During the three months ended June 30, 2018, the Company granted exchangeability on 8.0 million and 3.8 million limited partnership units in BGC Holdings and Newmark Holdings, respectively, and during the three months ended June 30, 2017, the Company granted exchangeability on 3.6 million limited partnership units in BGC Holdings. During the six months ended June 30, 2018, the Company granted exchangeability on 12.8 million and 5.9 million limited partnership units in BGC Holdings and Newmark Holdings, respectively, and during the six months ended June 30, 2017, the Company granted exchangeability on 8.9 million limited partnership units in BGC Holdings. For the three months ended June 30, 2018 and 2017, the Company incurred non-cash compensation expense of $96.8 million and $38.2 million, respectively, related to the exchangeability granted in each period. For the six months ended June 30, 2018 and 2017, the Company incurred non-cash compensation expense of $153.0 million and $92.0 million, respectively, related to the exchangeability granted in each period. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

As of June 30, 2018 and December 31, 2017, the number of share-equivalent limited partnership units exchangeable into shares of BGC Class A common stock at the discretion of the unit holder was 24.9 million and 20.0 million, respectively. The number of share-equivalent limited partnership units exchangeable into shares of BGC Class A common stock as of June 30, 2018 represent 24.9 million and 11.8 million limited partnership units in BGC Holdings and Newmark Holdings, respectively, exchangeable together into 24.9 million shares of BGC Class A common stock. Due to the change in the distribution ratio during Q2 2018 there are 1.0 million standalone BGC Holdings exchangeable limited partnership units as of June 30, 2018. The number of share-equivalent limited partnership units exchangeable into shares of BGC Class A common stock as of December 31, 2017 represented 20.0 million and 9.1 million of limited partnership units in BGC Holdings and Newmark Holdings, respectively, exchangeable together into 20.0 million shares of BGC Class A common stock.

As of June 30, 2018, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $133.9 million. The number of outstanding limited partnership units with a post-termination pay-out represent 12.9 million limited partnership units in BGC Holdings and 5.8 million limited partnership units in Newmark Holdings, of which approximately 5.2 million units in BGC Holdings and 2.4 million units in Newmark Holdings were unvested. As of June 30, 2018, the aggregate estimated fair value of these limited partnership units was approximately $35.0 million. In addition, beginning January 1, 2018, the Company began granting standalone limited partnership units in Newmark Holdings to Newmark employees. As of June 30, 2018, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $23.6 million. The number of outstanding limited partnership units with a post-termination pay-out represent 1.5 million limited partnership units in Newmark Holdings, of which approximately 1.0 million units in Newmark Holdings were unvested. As of June 30, 2018, the aggregate estimated fair value of these limited partnership units was approximately $2.2 million. As of December 31, 2017, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $242.1 million. The number of outstanding limited partnership units with a post-termination pay-out as of December 31, 2017 was approximately 24.1 million, of which approximately 13.3 million were unvested. As of December 31, 2017, the number of outstanding limited partnership units with a post-termination pay-out represent 24.1 million and 11.0 million of limited partnership units in BGC Holdings and Newmark Holdings, respectively, of which approximately 13.3 million and 6.0 million units in BGC Holdings and Newmark Holdings, respectively, were unvested. As of December 31, 2017, the aggregate estimated fair value of these limited partnership units was approximately $45.7 million. The liability for limited partnership units with a post-termination payout is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of June 30, 2018 and December 31, 2017, the aggregate estimated fair value of these acquisition-related limited partnership units was $15.9 million and $20.6 million, respectively. The liability for such acquisition-related limited partnership units is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited condensed consolidated statements of financial condition.

Compensation expense related to limited partnership units with a post-termination pay-out amount or a stated vesting schedule is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense (benefit) related to these limited partnership units of $1.4 million and $6.0 million for the three months ended June 30, 2018 and 2017, respectively. The Company recognized compensation expense (benefit) related to these limited partnership units of $(7.3) million and $12.4 million for the six months ended June 30, 2018 and 2017, respectively. These are included in “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $9.7 million and $12.0 million for the three months ended June 30, 2018 and 2017, respectively. The allocation of income to limited partnership units and FPUs was $18.3 million and $21.4 million for the six months ended June 30, 2018 and 2017, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

Restricted Stock Units

A summary of the activity associated with BGC RSUs is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2017	1,409,747	$8.76	1.68
Granted	381,206	12.44
Delivered units	(528,311)	8.49
Forfeited units	(52,721)	9.66
Balance at June 30, 2018	1,209,921	9.99	1.83

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

During the six months ended June 30, 2018 and 2017, the Company granted 0.4 million and 0.6 million, respectively, of BGC RSUs with aggregate estimated grant date fair values of approximately $4.7 million and $6.2 million, respectively, to employees and directors. These BGC RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. BGC RSUs granted to these individuals generally vest over a two- to four-year period.

For BGC RSUs that vested during the six months ended June 30, 2018 and 2017, the Company withheld shares valued at $2.0 million and $2.2 million to pay taxes due at the time of vesting.

As of June 30, 2018 and December 31, 2017, the aggregate estimated grant date fair value of outstanding BGC RSUs was approximately $12.1 million and $12.3 million, respectively.

Compensation expense related to BGC RSUs was approximately $1.7 million and $1.6 million, respectively, for the three months ended June 30, 2018 and 2017. Compensation expense related to BGC RSUs was approximately $3.2 million and $2.7 million, respectively, for the six months ended June 30, 2018 and 2017. As of June 30, 2018, there was approximately $11.4 million of total unrecognized compensation expense related to unvested BGC RSUs.

Beginning January 1, 2018, the Company began granting Newmark RSUs to Newmark employees. The fair value is determined on the date of grant based on the market value of Newmark Class A common stock in the same fashion as described above, and the awards vest ratably over the 2-3 year vesting period into shares of Newmark Class A common stock. During the three months ended June 30, 2018, the Company granted approximately 172 thousand of Newmark RSUs with aggregate estimated grant date fair values of approximately $2.4 million. During the six months ended June 30, 2018, the Company granted approximately 212 thousand of Newmark RSUs with aggregate estimated grant date fair values of approximately $2.9 million. As of June 30, 2018, the aggregate estimated grant date fair value of outstanding Newmark RSUs was approximately $2.9 million with a weighted-average grant date fair value per share of $13.92 and a weighted-average remaining contractual term of 2.61 years.

Restricted Stock

The Company has granted restricted shares under its Equity Plan. Such restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the six months ended June 30, 2018 and 2017, 145 thousand BGC shares and 36 thousand BGC shares, respectively, were forfeited in connection with this clause. During the six months ended June 30, 2018 and 2017, the Company released the restrictions with respect to approximately 1.1 million and 1.5 million of such BGC shares, respectively. As of June 30, 2018, there were 7.9 million of such restricted BGC shares outstanding.

Deferred Compensation

The Company maintains a Deferred Cash Award Program for GFI, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. In addition, prior to the completion of the tender offer, GFI’s outstanding RSUs were converted into the right to receive an amount in cash equal to $6.10 per unit, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU. The total compensation expense, net of forfeitures, recognized in relation to the deferred cash compensation awards for the three months ended June 30, 2018 and 2017 was $1.0 million and $2.4 million, respectively. The total compensation expense, net of forfeitures, recognized in relation to the deferred cash compensation awards for the six months ended June 30, 2018 and 2017 was $2.5 million and $6.2 million, respectively. As of June 30, 2018, the total liability for the deferred cash compensation awards was $6.3 million, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. Total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $4.8 million and is expected to be recognized over a weighted-average period of 1.86 years. The Company also maintains a similar deferred cash award program for Berkeley Point, in which it pays certain bonuses in the form of deferred cash compensation awards, which also generally vest over a future service period. The total compensation expense recognized in relation to Berkeley Point’s deferred cash compensation awards was $0.3 million for the three months ended June 30, 2018 and $0.2 million for the three months ended June 30, 2017. The total compensation expense recognized in relation to Berkeley Point’s deferred cash compensation awards was $1.4 million for the six months ended June 30, 2018 and $0.4 million for the six months ended June 30, 2017. As of June 30, 2018 and December 31, 2017, the total liability for the deferred cash compensation awards was $1.0 million and $0.4 million, respectively, which is included in “Accrued compensation” on the Company’s consolidated statements of financial condition.

In December 2017, the Company incurred an expense totaling $40.3 million in relation to deferred BGC and Newmark Class A common stock, which was approved by the Board of Directors. During the six months ended June 30, 2018, the Company issued 1.0 million BGC Class A common stock and 0.3 million Newmark Class A common stock.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of June 30, 2018 and December 31, 2017, the Company was contingently liable for $1.1 million and $1.0 million, respectively, under these letters of credit.

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

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the United States, subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $7.1 million in health care claims as of June 30, 2018. The Company does not expect the impact of the health care claims to have a material impact on its financial condition, results of operations or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of June 30, 2018, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.

Contractual Obligations

As of June 30, 2018 and December 31, 2017, the Company was committed to fund approximately $1.0 billion and $243.8 million, respectively, which is the total remaining draws on construction loans originated by the Company under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for credit facilities. In addition, the Company has corresponding commitments to sell these loans to various investors as they are funded.

24.	Income Taxes

The Company’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners (see Note 2—“Limited Partnership Interests” for discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in U.S GAAP guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized.

Provisional amounts in effective rate

On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into law in the U.S. The Tax Act is expected to have a favorable impact on the Company’s effective tax rate and net income as reported under generally accepted accounting principles both in the first fiscal quarter of 2018 and subsequent reporting periods to which the Tax Act is effective. The Company is applying the guidance in SAB118 when accounting for the enactment-date effects of the Tax Act. As of June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act. The Company will continue to make and refine its calculations as additional analysis is completed. The final impact of the Tax Act may differ from the Company’s estimate for the provision for income taxes, possibly materially, due to, among other factors, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by the Company as a result of the Tax Act.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company recorded a provisional amount of $84.3 million as of December 31, 2017. As of June 30, 2018, the Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P). The Company has recorded a provisional amount for the one-time transition tax liability net of foreign tax credits of $36.6 million as of December 31, 2017. As the Company continues to refine its E&P analysis as well as finalize the amounts held in cash or other specified assets, it will refine its calculations of the one-time transition tax, which could affect the measurement of this liability. As of June 30, 2018, except for the cash proceeds from the sale of Trayport, the Company’s intention to permanently reinvest these undistributed pre-tax foreign earnings in the Company’s foreign operations remains unchanged. However, this policy will be further re-evaluated and assessed based on the Company’s overall business needs and requirements.

Because of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, the Company continues to evaluate this provision of the Tax Act. Under U.S. GAAP, the Company can elect an accounting policy choice to either (a) treat future taxes related to GILTI as a current period expense when incurred (“period cost method”) or (b) factor amounts related to GILTI into the Company’s measurement of its deferred taxes (“deferred method”). The Company’s accounting for the effects of the GILTI tax law provisions is incomplete at this time, and, therefore, the Company is not yet able to reasonably estimate the effect of this provision of the Tax Act nor has an accounting policy decision been made with respect to GILTI. As of June 30, 2018, because the Company is still evaluating the GILTI provisions as well as future taxable income that may be subject to GILTI, the Company shall include GILTI related to current-year operations, if any, only in the Estimated Annualized Effective Tax Rate and have not provided additional GILTI on deferred items.

Pursuant to U.S. GAAP guidance, Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2018, the Company had $7.4 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of December 31, 2017, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $7.1 million, all of which, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision for income taxes” in the Company’s consolidated statements of operations. As of June 30, 2018, the Company had approximately $2.4 million of accrued interest and penalties related to uncertain tax positions. As of December 31, 2017, there were $2.7 million of accrued interest and penalties related to uncertain tax positions.

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

As of June 30, 2018, the credit risk loans being serviced by the Company on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $19.2 billion with a maximum potential loss of approximately $5.4 billion, of which $103.7 million is covered by the Credit Enhancement Agreement (see Note 14—“Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability”).

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

As of June 30, 2018 and December 31, 2017, the estimated liability under the guarantee liability, included as part of “Accounts payable, accrued and other liabilities” in the unaudited condensed consolidated statements of financial condition, was as follows (in thousands):

Balance at December 31, 2016	$(413)
Reversal of provision	359
Balance at December 31, 2017	$(54)
Reversal of provision	7
Balance at June 30, 2018	$(47)

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

See Note 14—“Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability” for further explanation of credit protection provided by DB Cayman. The provisions for risk sharing, included in “Other expenses” in the accompanying unaudited condensed consolidated statements of operations, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Increase (decrease) to financial guarantee liability	$(14)	$(208)	$(7)	$(213)
Decrease (increase) to credit enhancement asset	—	140	10	144
Increase (decrease) to contingent liability	1	6	1	6
Total provision for risk-sharing obligations	$(13)	$(62)	$4	$(63)

26.	Concentrations of Credit Risk

The lending activities of the Company create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, the Company is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans. As of June 30, 2018, 26% and 15% of the $5.4 billion maximum loss was for properties located in California and Texas, respectively. As of December 31, 2017, 26% and 15% of the $5.3 billion maximum loss was for properties located in California and Texas, respectively. See Note 25—“Financial Guarantee Liability” for additional information.

27.	Escrow and Custodial Funds

In conjunction with the servicing of multi-family and commercial loans, the Company holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to approximately $842.4 million, as of June 30, 2018 and $808.0 million as of December 31, 2017. These funds are held for the benefit of the Company’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of the Company.

28.	Regulatory Requirements

Financial Services

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2018, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of June 30, 2018, the European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements described above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2018, our regulated subsidiaries held $618.0 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $386.2 million.

Real Estate Services

As a result of the Berkeley Point Acquisition, the Company is now subject to various capital requirements in connection with seller/servicer agreements that the Company has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in the Company’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the Company’s consolidated financial statements. Management believes that as of June 30, 2018, that the Company met all capital requirements. As of June 30, 2018, the most restrictive capital requirement was Fannie Mae’s net worth requirement. The Company exceeded the minimum requirement by $456.8 million.

Certain of the Company’s agreements with Fannie Mae allow the Company to originate and service loans under Fannie Mae’s DUS Program. These agreements require the Company to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of the Company’s agreements with Freddie Mac allow the Company to service loans under Freddie Mac’s TAH Program. These agreements require the Company to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by the Company. Management believes that as of June 30, 2018 that the Company met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, the Company is required to advance to investors any uncollected principal and interest due from borrowers. As of June 30, 2018 and December 31, 2017, outstanding borrower advances were approximately $192.1 thousand and $120.4 thousand, respectively, and are included in “Other assets” in the accompanying consolidated statements of financial condition.

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

The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units; and allocations of net income to limited partnership units and FPUs), as well as unallocated expenses, such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level. Corporate other income (losses), net includes gains or losses that are not considered part of the Company’s ordinary, ongoing business, and the fair value adjustment of future earn-out payments.

During the third quarter of 2017, the Company transferred the right to receive the Nasdaq earn-out payments from the Financial Services segment to the Real Estate Services segment. As a result, effective from the third quarter of 2017, the Nasdaq payment is recorded as “Other income (loss)” in the Real Estate Services segment.

Certain financial information for the Company’s segments is presented below. Certain reclassifications have been made to previously reported amounts to conform to the current presentation (see Note 1—“Organization and Basis of Presentation”). See Note 20—“Goodwill and Other Intangible Assets, Net,” for goodwill by reportable segment.

Three months ended June 30, 2018 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$145,148	$—	$—	$145,148
Foreign exchange	98,559	—	—	98,559
Credit	75,526	—	—	75,526
Energy and commodities	56,277	—	—	56,277
Equities, insurance, and other asset classes	87,965	—	—	87,965
Leasing and other services	—	178,142	—	178,142
Real estate capital markets	—	101,691	—	101,691
Gains from mortgage banking activities/originations, net	—	41,878	—	41,878
Real estate management and other services	—	107,121	—	107,121
Servicing fees	—	32,333	—	32,333
Fees from related parties	—	337	5,934	6,271
Data, software and post-trade	15,370	—	—	15,370
Other revenues	483	106	840	1,429
Total non-interest revenues	479,328	461,608	6,774	947,710
Interest income	921	7,426	4,019	12,366
Total revenues	480,249	469,034	10,793	960,076
Interest expense	—	4,435	23,006	27,441
Non-interest expenses	375,460	367,714	125,607	868,781
Total expenses	375,460	372,149	148,613	896,222
Other income (losses), net:
Gains (losses) on equity investments	—	1,774	1,080	2,854
Other income (losses)	3,444	(2,303)	(1,951)	(810)
Total other income (losses), net	3,444	(529)	(871)	2,044
Income (loss) from operations before income taxes	$108,233	$96,356	$(138,691)	$65,898

Three months ended June 30, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$133,469	$—	$—	$133,469
Foreign exchange	79,681	—	—	79,681
Credit	70,730	—	—	70,730
Energy and commodities	48,479	—	—	48,479
Equities, insurance, and other asset classes	85,324	—	—	85,324
Leasing and other services	—	144,681	—	144,681
Real estate capital markets	—	95,168	—	95,168
Gains from mortgage banking activities/originations, net	—	73,547	—	73,547
Real estate management and other services	—	51,589	—	51,589
Servicing fees	—	26,840	—	26,840
Fees from related parties	—	442	5,576	6,018
Data, software and post-trade	13,322	—	—	13,322
Other revenues	655	128	93	876
Total non-interest revenues	431,660	392,395	5,669	829,724
Interest income	657	13,848	4,672	19,177
Total revenues	432,317	406,243	10,341	848,901
Interest expense	—	9,454	17,036	26,490
Non-interest expenses	351,579	313,762	69,102	734,443
Total expenses	351,579	323,216	86,138	760,933
Other income (losses), net:
Gains (losses) on equity investments	—	—	1,602	1,602
Other income (losses)	4,069	—	644	4,713
Total other income (losses), net	4,069	—	2,246	6,315
Income (loss) from operations before income taxes	$84,807	$83,027	$(73,551)	$94,283

Six months ended June 30, 2018 (in thousands)

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$305,920	$—	$—	$305,920
Foreign exchange	197,609	—	—	197,609
Credit	157,576	—	—	157,576
Energy and commodities	116,426	—	—	116,426
Equities, insurance, and other asset classes	185,719	—	—	185,719
Leasing and other services	—	337,520	—	337,520
Real estate capital markets	—	203,055	—	203,055
Gains from mortgage banking activities/originations, net	—	80,792	—	80,792
Real estate management and other services	—	203,999	—	203,999
Servicing fees	—	61,259	—	61,259
Fees from related parties	—	628	12,233	12,861
Data, software and post-trade	30,469	—	—	30,469
Other revenues	1,396	154	853	2,403
Total non-interest revenues	995,115	887,407	13,086	1,895,608
Interest income	1,755	13,498	5,861	21,114
Total revenues	996,870	900,905	18,947	1,916,722
Interest expense	—	8,127	46,452	54,579
Non-interest expenses	779,281	719,141	206,416	1,704,838
Total expenses	779,281	727,268	252,868	1,759,417
Other income (losses), net:
Gains (losses) on equity investments	—	4,950	3,705	8,655
Other income (losses)	14,379	130	18,623	33,132
Total other income (losses), net	14,379	5,080	22,328	41,787
Income (loss) from operations before income taxes	$231,968	$178,717	$(211,593)	$199,092

Six months ended June 30, 2017 (in thousands)

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$269,221	$—	$—	$269,221
Foreign exchange	159,707	—	—	159,707
Credit	152,600	—	—	152,600
Energy and commodities	101,624	—	—	101,624
Equities, insurance, and other asset classes	161,030	—	—	161,030
Leasing and other services	—	272,255	—	272,255
Real estate capital markets	—	172,558	—	172,558
Gains from mortgage banking activities/originations, net	—	118,808	—	118,808
Real estate management and other services	—	102,219	—	102,219
Servicing fees	—	51,672	—	51,672
Fees from related parties	—	815	12,141	12,956
Data, software and post-trade	26,409	—	—	26,409
Other revenues	1,597	132	123	1,852
Total non-interest revenues	872,188	718,459	12,264	1,602,911
Interest income	1,307	21,504	6,372	29,183
Total revenues	873,495	739,963	18,636	1,632,094
Interest expense	—	11,328	33,925	45,253
Non-interest expenses	705,485	593,054	148,354	1,446,893
Total expenses	705,485	604,382	182,279	1,492,146
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	557	557
Gains (losses) on equity investments	—	—	1,839	1,839
Other income (losses)	8,717	—	1,016	9,733
Total other income (losses), net	8,717	—	3,412	12,129
Income (loss) from operations before income taxes	$176,727	$135,581	$(160,231)	$152,077

Total assets by reportable segment (in thousands):

Total Assets[1]	Financial Services	Real Estate Services	Total
At June 30, 2018	$4,011,535	$2,837,138	$6,848,673
At December 31, 2017	$3,146,023	$2,283,689	$5,429,712

[1]	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), Other Europe, the Middle East and Africa region (defined as the “MEA” region), France, and Other Americas. Information regarding revenues for the three and six months ended June 30, 2018 and 2017, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
United States	$595,986	$535,598	$1,168,240	$997,284
United Kingdom	205,801	177,796	429,360	364,606
Asia	70,129	58,648	139,158	119,757
Other Europe/MEA	49,665	37,737	103,337	71,739
France	22,712	23,654	45,730	48,919
Other Americas	15,783	15,468	30,897	29,789
Total revenues	$960,076	$848,901	$1,916,722	$1,632,094

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of June 30, 2018 and December 31, 2017, respectively, is as follows (in thousands):

	June 30,	December 31,
	2018	2017
Long-lived assets:
United States	$1,460,606	$1,373,118
United Kingdom	329,841	352,232
Asia	44,096	32,603
Other Europe/MEA	18,062	10,477
France	11,538	7,373
Other Americas	24,884	27,050
Total long-lived assets	$1,889,027	$1,802,853

30. Revenues from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue from contracts with customers:
Commissions	$658,320	$1,326,919
Real estate management services	107,121	203,999
Data, software, and post-trade	15,370	30,469
Fees from related parties	6,271	12,861
Total revenue from contracts with customers	787,082	1,574,248
Other sources of revenue:
Principal transactions	84,988	176,906
Gains from mortgage banking activities/originations, net	41,878	80,792
Servicing fees	32,333	61,259
Interest income	12,366	21,114
Other revenues	1,429	2,403
Total revenues	$960,076	$1,916,722

There was no significant impact as a result of applying the new revenue recognition standard, as codified within Accounting Standards Codification (“ASC”) Topic 606, to the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, except as it relates to the revenue recognition of certain Real Estate segment revenues that were based, in part, on future contingent events and to the presentation of expenses incurred on behalf of customers for certain management services subject to reimbursement. The table below presents the impact to the Company’s unaudited condensed consolidated statements of financial condition and unaudited condensed consolidated statement of operations as a result of these changes (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
ASC Topic 606 Impact:
Revenues:
Commissions	$10,763	$21,380
Real estate management and other services	24,478	42,865
Total revenues	$35,241	$64,245

Expenses:
Total Compensation and employee benefits	$6,270	$11,912
Other expenses	24,478	42,865
Total expenses	$30,748	$54,777

As of June 30, 2018
ASC Topic 606 Impact:
Assets
Accrued commissions and other receivables, net	$90,797
Total assets	$90,797

Liabilities, redeemable partnership interest, and equity
Accrued compensation	$43,664
Accounts payable, accrued and other liabilities	18,861

Retained deficit	28,272
Total liabilities	$90,797

The following provides detailed information on the recognition of the Company’s revenues from contracts with customers in accordance with ASU 2014-09 and related amendments:

Commissions:

The Company derives its commission revenues from securities, commodities and real estate brokerage transactions, whereby the Company connects buyers and sellers in the OTC and exchange markets and assists in the negotiation of the price and other material terms. These transactions result from the provision of service related to executing, settling and clearing transactions for clients. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues are recognized at a point in time on the trade-date, when the customer obtains control of the service and can direct the use of, and obtain substantially all of the remaining benefits from the asset. The Company records a receivable between the trade-date and settlement date, when payment is received.

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

The Company had receivables related to revenues from contracts with customers of $798.8 million and $684.4 million at June 30, 2018 and January 1, 2018, respectively. The Company had no significant impairments related to these receivables during the three and six months ended June 30, 2018.

The Company’s deferred revenue primarily relates to customers paying advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2018 and January 1, 2018 was $12.9 million and $11.7 million, respectively. During the three and six months ended June 30, 2018, the Company recognized revenue of $8.2 million and $17.5 million, respectively, that was recorded as deferred revenue at the beginning of the period.

Contract Costs

The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized cost to fulfill a contract are recognized at the point in time that the related revenue is recognized.

At June 30, 2018, there were no capitalized costs recorded to fulfill a contract.

31.	Subsequent Events

Second Quarter 2018 Dividend

On August 1, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share for the second quarter of 2018, payable on September 5, 2018 to BGC Class A and Class B common stockholders of record as of August 20, 2018.

On August 1, 2018, Newmark’s Board of Directors declared a quarterly cash dividend of $0.09 per share for the second quarter of 2018, payable on September 5, 2018 to Newmark Class A and Class B common stockholders of record as of August 20, 2018.

Controlled Equity Offering

Since June 30, 2018, the Company has sold, pursuant to the March 2018 Sales Agreement, 1.1 million shares of BGC Class A common stock for redemptions and exchanges of limited partnership interests in BGC Holdings and Newmark Holdings.

Drawdown of Credit Facilities, Repayment of 8.375% Notes, Issuance of 5.375% Senior Notes and Repayment of Short-term Borrowings

On July 18, 2018, the Company drew down the remaining $120.0 million from its senior credit facility with Cantor Fitzgerald, L.P. and the remaining $82.9 million from its senior revolving credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders, at current interest rates of LIBOR plus 3.25% and 2.25%, respectively (the $120.0 million and the $82.9 million collectively, the “short-term borrowings”). On July 19, 2018 the Company used the short-term borrowings, together with cash on hand, to repay in full at maturity the outstanding balance of $240.0 million in aggregate principal amount plus accrued and unpaid interest payable on its 8.375% Senior Notes, which were issued by the Company’s wholly owned subsidiary, GFI Group Inc. (“GFI”), and guaranteed by the Company as part of its acquisition of GFI.

On July 19, 2018 the Company also announced the pricing of its offering of $450.0 million aggregate principal amount of 5.375% Senior Notes due 2023 (the “5.375% Senior Notes due 2023”). The note issuance closed on July 24, 2018. The 5.375% Senior Notes due 2023 are general senior unsecured obligations of BGC. The notes bear interest semi-annually at a rate of 5.375% per annum, on each January 24 and July 24, beginning on January 24, 2019, and will mature on July 24, 2023. The Company used a portion of the net proceeds from the offering to repay the short-term borrowings in full. Additional net proceeds will be used for general corporate purposes, including the redemption of the Company’s outstanding 8.125% Senior Notes due 2042.

On July 31, 2018, the Company filed a Registration Statement on Form S-4 pursuant to which, once the Registration Statement on Form S-4 is declared effective by the SEC, the holders of the 5.375% Senior Notes due 2023, which were issued in a private placement, may exchange such notes for new registered notes with substantially identical terms.

On August 1, 2018, the Company’s Board of Directors approved the redemption of the outstanding $112.5 million principal amount of its 8.125% Senior Notes due 2042. In connection with the Separation, Newmark OpCo assumed from BGC U.S. OpCo the rights and obligations under the 2042 Promissory Note payable to BGC. Under the terms of the 2042 Promissory Note, Newmark OpCo will be required to repay the $112.5 million principal amount incurred thereunder, plus accrued and unpaid interest to, but excluding, the redemption date of the 8.125% Senior Notes. In order to fund the repayment of 2042 Promissory Note, BGC’s and Newmark’s Board of Directors have approved a $112.5 million loan by BGC U.S. OpCo to Newmark OpCo under the Intercompany Credit Agreement, which will bear interest at an annual rate equal to 6.5%. On August 3, 2018, the Company delivered a notice of redemption to the holders of the outstanding $112.5 million aggregate principal amount of the 8.125% BGC Senior Notes. The redemption will occur on September 5, 2018.

Acquisition

On July 20, 2018, NKF acquired Jackson & Cooksey, Inc., a Texas corporation, a nationally known corporate tenant representation real estate agency.

Repurchase Authorizations

On August 1, 2018 the Company’s Board of Directors increased the Company’s repurchase authorization by $194 million to $300 million. On August 1, 2018 Newmark’s Board of Directors doubled its repurchase authorization to $200 million.

Amendment to the BGC Credit Agreement

On August 6, 2018, BGC entered into an amendment to the existing BGC Credit Agreement with Cantor. The amendment to the BGC Credit Agreement increases the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250 million to $400 million that can be outstanding at any time. The amendment to the BGC Credit Agreement was approved by the Company’s Board of Directors and Audit Committee.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2018 and 2017. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

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

We offer Real Estate Services through our publicly traded subsidiary, Newmark Group, Inc. (“Newmark”). Newmark completed its initial public offering (which we refer to as the “Newmark IPO”) on December 19, 2017, and its Class A common stock trades on the NASDAQ Global Select Market under the ticker symbol “NMRK.”  Newmark’s brands include Newmark Knight Frank®, Newmark Cornish & Carey™, Apartment Realty Advisors® (“ARA”), Computerized Facility Integration™, and Excess Space Retail Services, Inc.® Newmark is a full-service commercial real estate services business that offers a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Newmark’s investor/owner services and products include investment sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and, under other trademarks and names like Berkeley Point and NKF Capital Markets, government sponsored enterprise (“GSE”) lending, loan servicing, mortgage broking, and equity-raising. Newmark’s occupier services and products include tenant representation leasing, Global Corporate Services and consulting (“GCS”), real estate management technology systems, workplace and occupancy strategy, project management, lease administration and facilities management. Newmark enhances these services and products through innovative real estate technology solutions and data analytics designed to enable its clients to increase their efficiency and profits by optimizing their real estate portfolio. Newmark has relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

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

As of June 30, 2018, we had over 4,000 brokers, salespeople, managers and other front-office personnel across all of our businesses.

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

The following table summarizes the impact of the Berkeley Point Acquisition to the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2017 (in thousands, except per share amounts):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Total revenues	$737,757	$111,144	$848,901	$1,445,187	$186,907	$1,632,094
Total expenses	698,714	62,219	760,933	1,383,276	108,870	1,492,146
Total other income (losses), net	6,457	(142)	6,315	12,340	(211)	12,129
Income (loss) from operations before income taxes	45,500	48,783	94,283	74,251	77,826	152,077
Consolidated net income (loss)	28,953	48,778	77,731	51,045	77,802	128,847
Net income (loss) attributable to noncontrolling interest in subsidiaries	7,185	17,626	24,811	11,062	28,040	39,102
Net income (loss) available to common stockholders	21,768	31,152	52,920	39,983	49,762	89,745
Basic earnings (loss) per share	0.08	0.10	0.18	0.14	0.17	0.31
Diluted earnings (loss) per share	0.07	0.11	0.18	0.14	0.17	0.31

In the Company’s unaudited condensed consolidated statements of operations, the three and six months ended June 30, 2018 included “Total revenues” of $78.5 million and $148.8 million, respectively, related to Berkeley Point.

Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment opportunities are available. As of June 30, 2018, $145.0 million had been loaned to related parties. The Company’s investment is accounted for under the equity method as of June 30, 2018. An affiliate of Cantor will continue to bear the benefits and burdens of the special asset servicing portfolio of Berkeley Point; however, Berkeley Point will continue to hold the special servicing assets on its balance sheet until these assets are transferred to the Cantor affiliate at a later date in a future expected transaction. As of June 30, 2018, BPF’s special asset servicing business represented less than 6% of the notional value of Berkeley Point’s overall $58.9 billion servicing portfolio and an immaterial amount of BPF’s servicing fees.

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

On December 19, 2017, Newmark Group, Inc. (“Newmark”) closed its initial public offering (“IPO”) of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share. A registration statement relating to these securities was filed with, and declared effective by, the U.S. Securities and Exchange Commission (the “SEC”). In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark's Class A common stock at the IPO price, less underwriting discounts and commissions (“the overallotment option”). Subsequent to the IPO, the underwriters exercised this option in full. Upon the closing of the overallotment option, which occurred on December 26, 2017, Newmark’s public stockholders owned approximately 9.8% of what was then Newmark’s 234.2 million fully diluted shares outstanding. Newmark received aggregate net proceeds of $295.4 million from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses.

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

BGC currently expects to pursue a distribution, or spin-off, to its stockholders of all of the Class A common shares and Class B common shares of Newmark (collectively, the “Newmark common shares”) that BGC then owns in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes. As currently contemplated, shares of Class A common stock of Newmark held by BGC would be distributed to the holders of shares of Class A common stock of BGC, and shares of Class B common stock of Newmark held by BGC would be distributed to the holders of shares of Class B common stock of BGC. Key steps that Newmark plans to take toward our tax-free spin-off of Newmark include: first, Newmark intends to attain its own credit rating; second, Newmark expects to repay or refinance its $659.7 million of debt owed to or guaranteed by BGC; and third, Newmark expects to repay or refinance the $270.0 million of borrowings outstanding under the Intercompany Credit Agreement, of which $258.7 million is pledged for the benefit of Fannie Mae in excess of the minimum required balance. These steps are necessary for the spin-off to be tax-free. Newmark’s management is currently in the process of pursuing its own credit rating.

Had the spin-off occurred immediately following close of the second quarter of 2018, the ratio of Newmark common shares to be distributed in respect of each BGC common share would have been approximately 0.4647. However, the exact ratio of Newmark common shares to be distributed in respect of each BGC common share in the spin-off will depend on, among other things, the number of BGC common shares outstanding and the number of Newmark common shares (including Newmark common shares underlying units of Newmark Partners, L.P.) owned by BGC as of the record date of the spin-off. The spin-off is subject to a number of conditions, and BGC may determine not to proceed with the spin-off if the BGC board of directors determines, in its sole discretion, that the spin-off is not in the best interest of the Company and its stockholders. Accordingly, the spin-off may not occur on any expected timeframe, or at all.

Below is an analysis of what  we refer to as the financial results of “post-spin BGC.” The “post-spin BGC” represents the anticipated results of the Company excluding the results of Newmark Group and the Nasdaq earn-out, or what we expect BGC would look like had the spin-off of Newmark already occurred, as follows:

•	Post-spin BGC would have increased its revenues by 13% in 2017.
•	We expect post-spin BGC revenues to increase by between 7% to 10% year-on-year in 2018.
•

If the spin-off had occurred immediately after the end of the second quarter of 2018, each BGC common shareholder would have received 0.4647 Newmark shares for each share of BGC. Based on Newmark’s share price of $13.83 as of the close on August 1, 2018 and the 0.4647 distribution ratio, each common share of BGC would be expected to receive $6.43 worth of Newmark common stock.

•

Given BGC’s dividend policy of paying out at least 75% of post-tax Adjusted Earnings per share, post-spin BGC would have paid full year dividends of at least $0.50 per share in 2018 with the expectation of increasing the post-spin BGC dividend in 2019.

•	This means the market value of post-spin BGC was only $4.51 as of the August 1, 2018 close, which results in post-spin BGC having an expected implied dividend yield of at least 11% for 2018.

Given this anticipated growth, post-spin BGC’s expected dividend policy of paying out at least 75% of Adjusted Earnings per share, and Newmark’s dividend policy of paying up to 25% of Adjusted Earnings per share, we expect the combined dividends paid by both companies to be at least equivalent to the $0.18 per quarter currently paid by BGC. We expect these dividends to increase as the companies grow.

Below are additional tables with reconciliations of  the BGC Partners Inc. Consolidated results to the anticipated results of Post-Spin BGC for both GAAP Revenues and GAAP Income (loss) from operations before income taxes.

BGC PARTNERS, INC.

RECONCILIATION OF BGC PARTNERS, INC. CONSOLIDATED TO POST-SPIN BGC PARTNERS, INC. FOR

GAAP REVENUES

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2018	2017
BGC Partners, Inc. consolidated revenues	$960,076	$848,901
BGC Real Estate Services segment revenues	(469,034)	(406,243)
BGC Corporate category items relating to Real Estate Services segment	—	(219)
Post-spin BGC Partners, Inc. revenues	$491,042	$442,439

BGC PARTNERS, INC.

RECONCILIATION OF BGC PARTNERS, INC. CONSOLIDATED TO POST-SPIN BGC PARTNERS, INC. FOR GAAP INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2018	2017
BGC Partners, Inc. consolidated income (loss) from operations before income taxes	$65,898	$94,283
BGC Real Estate Services segment income (loss) from operations before income taxes	(96,356)	(83,027)
BGC Corporate category items relating to the Real Estate Services segment:
Interest income	—	(218)
Compensation and employee benefits	755	505
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	65,026	23,851
Fees to related parties	1,528	973
Professional and consulting fees	197	254
Interest expense	13,726	368
Other expenses	90	—
Gains (losses) on equity method investments	(70)	—
Other income (loss)	(12)	715
Total BGC Corporate category items	$81,240	$26,448
Other consolidation adjustments	(53)	—
Post-spin BGC Partners, Inc. income (loss) from operations before income taxes	$50,729	$37,704

For additional information regarding the proposed spin-off, please see the sections titled “Item 1—Business—Structure of Newmark—Structure of Newmark Following the Separation and Newmark IPO” in BGC’s Annual Report on Form 10-K as well as the sections titled "Item 13—Certain Relationships and Related Transactions, and Director Independence—Separation and Distribution Agreement—The Distribution” and “Item 13—Certain Relationships and Related Transactions, and Director Independence—Separation and Distribution Agreement—BGC Partners Contribution of Newmark OpCo Units Prior to the Distribution” in Newmark’s amended 2017 Annual Report on Form 10-K/A.

Acquisition of GFI Group, Inc.

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement, dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The Back-End Mergers, (the “Back-End Mergers”) pursuant to the tender offer agreement allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates now own 100% of the outstanding shares of GFI’s common stock. In total, approximately 23.5 million shares of BGC Class A common stock were issued and $111.2 million in cash will be paid with respect to the closing of the Back-End Mergers, inclusive of adjustments ($89.9 million has been paid as of June 30, 2018).

We believe the combination of BGC and GFI creates a strong and diversified Financial Services business, well-positioned to capture future growth opportunities. Through this combination, we expect to deliver substantial benefits to customers of the combined company, and we expect to become the largest and most profitable wholesale financial brokerage company. We also believe this is a highly complementary combination, which has resulted, and will continue to result, in meaningful economies of scale. While the front-office operations will remain separately branded divisions, the back office, technology, and infrastructure of these two companies have been integrated in a smart and deliberate way.

Fenics

For the purposes of this document and subsequent SEC filings, all of our fully electronic businesses are referred to as “Fenics.” These offerings include Financial Services segment fully electronic brokerage products, as well as offerings in market data, software solutions, and post-trade services across both BGC and GFI. Fenics historical revenues do not include the revenues of eSpeed or those of Trayport, either before or after the completed sale of Trayport to Intercontinental Exchange (“ICE”).

As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, net revenues in our higher margin fully electronic businesses, increased 18.8% year-on-year to $68.7 million for the three months ended June 30, 2018. During the most recent trailing twelve-month period ended June 30, 2018, Fenics generated $242.7 million of net revenues, an increase of 13.5% from a year earlier. These fully electronic revenues are more than double the annualized revenues of eSpeed, which generated $48.6 million in revenues for the six months ended June 30, 2013 and was sold in the second quarter of 2013 for $1.2 billion (based on the value of Nasdaq stock at the time the deal was announced). In addition, as part of the sale of eSpeed to Nasdaq, we expect to receive an earn out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of Nasdaq is equal to or greater than $25 million. Through June 30, 2018, we have received 4,961,235 shares of Nasdaq common stock in accordance with the agreement. The contingent future issuances of Nasdaq common stock are also subject to acceleration upon the occurrence of certain events. Going forward, we expect these businesses to become an even more valuable part of BGC as they continue to grow. The Company is analyzing how to optimally configure its voice/hybrid and fully electronic businesses.

Impact of ASC 606 on Results

From 2014 through 2016, the Financial Accounting Standards Board (“FASB”) issued several accounting standard updates, which together comprise Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Beginning in the first quarter of 2018, the Company began recording its financial results to conform to ASC 606. ASC 606 does not currently materially impact the results of BGC’s Financial Services segment, but does impact the results of Newmark. The consolidated Company has elected to adopt the guidance using the modified retrospective approach to ASC 606, under which the consolidated Company applied the new standard only to new contracts initiated on or after January 1, 2018 and recorded the transition adjustments as part of “Total equity”. See “Real Estate Services Results” below for additional information.

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

Another key factor in the growth of the financial intermediary sector between 1998 and 2007 was the increase in the number of new financial products. As market participants and their customers sought additional ways to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments were developed. Most of these new securities and derivatives were not immediately ready for more liquid and standardized electronic markets, and generally increased the need for trading and required broker-assisted execution.

Due largely to the impacts of the global financial crises of 2008-2009, our Financial Services businesses had faced more challenging market conditions from 2009 until the second half of 2016, Accommodative monetary policies were enacted by several major central banks including the Federal Reserve, Bank of England, Bank of Japan and the European Central Bank (the “ECB”) in response to the global financial crises. These policies have resulted in historically low levels of volatility and interest rates across many of the financial markets in which we operate. The global credit markets also faced structural issues such as increased bank capital requirements under Basel III. Consequently, these factors contributed to lower trading volumes in our rates and credit asset classes across most geographies in which we operated. Beginning in the second half of 2016, volumes began to grow again in many of the asset classes we broker due in part to certain events as described below.

On June 23, 2016, the U.K. held a referendum regarding continued membership in the European Union (the “EU”). The exit from the EU is commonly referred to as “Brexit.” The Brexit vote passed by 51.9% to 48.1%. The referendum was non-binding. However, on March 29, 2017, the Prime Minister gave the European Council of the EU formal written notification of the U.K.’s intention to leave the EU, triggering the withdrawal process under Article 50 of the Lisbon Treaty. The effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets – either during a transitional period or more permanently. Negotiations between the U.K. and EU started in earnest following the U.K. Parliamentary elections held on June 8, 2017. These negotiations under Article 50 are to determine the future terms of the U.K.’s relationship with the EU, including the terms of access to EU financial markets. The U.K. and the EU reached an agreement in March of 2018 regarding the transition period between March 29, 2019 and December 31, 2020. During this transition period, U.K. will remain subject to EU law with some exceptions limiting the U.K.’s participation in EU governance. Negotiations for an agreement with the EU following the U.K’s exit could take longer and the EU could agree to a longer transition period. We therefore anticipate higher than average global financial market volatility to occur periodically for the foreseeable future, all else equal. Historically, elevated volatility has often led to increased volumes in the Financial Services markets in which we broker, which could be beneficial for our business. However, the outcome of any negotiations between the U.K. and the EU could also prove to be disruptive for our Financial Services business and/or its customers for a period of time.

The results of the Brexit referendum contributed to short-term volatility in most of the global financial markets in which we broker, and also led to currency exchange rate fluctuations that resulted in significant weakening of the British pound against most other major currencies. Although we generate a significant amount of revenue in the U.K., most of it is denominated in other currencies. However, a majority of our U.K. expenses are denominated in pounds. As a result, we expect a decrease in the value of the pound to have a minimal effect on our consolidated earnings.

Regulators in the U.S. have finalized most of the new rules across a range of financial marketplaces, including OTC derivatives, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Many of these rules became effective in prior years, while ongoing phase-ins are anticipated over coming years. We believe that the November 2016 election results in the U.S. made it possible for some of the Dodd-Frank rules to be modified or repealed, which could be a net positive for our Financial Services business and its largest customers. However, there can be no assurance that these rules will be amended, and we continue to expect the industry to be more heavily regulated than it was prior to the financial crisis of 2008/2009, and we are prepared to operate under a variety of regulatory regimes.

In addition to regulations in the U.S., legislators and regulators in Europe and the Asia-Pacific region have crafted similar rules, some of which have already been implemented. For example, on September 29, 2017, the European Securities and Markets Authority (ESMA) issued its final draft Regulatory Technical Standard (RTS) implementing the trading obligation for derivatives under the Markets in Financial Instruments Regulation (MiFIR). ESMA’s draft RTS provides the implementing details for on-venue trading of interest rate swaps and credit default swaps. This RTS is part of a larger set of more sweeping market regulatory reforms in the E.U. known as MiFID II (Markets in Financial Instruments Directive), which went live at the beginning of 2018.

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

In recent years, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. In addition to our 2015 acquisition of GFI, Tullett Prebon plc (“Tullett”) and ICAP plc (“ICAP”) announced in November 2015 an agreement whereby Tullett would purchase the vast majority of ICAP’s global hybrid/voice broking, as well as portions of its information businesses. Following the completion of this deal in December of 2016, ICAP changed its corporate name to “NEX Group plc” (“NEX”), and Tullett changed its name to “TP ICAP plc.” CME Group Inc. announced in March of 2018 that it had agreed to acquire NEX. We expect to continue to compete with the remaining electronic markets, post-trade and information businesses of NEX through the various offerings on our Fenics platform. We will also continue to compete with TP ICAP across various voice/hybrid brokerage marketplaces. There has also been significant consolidation among smaller non-public wholesale brokers, including our acquisitions of R.P. Martin, Heat Energy Group, Remate Lince and Sunrise Brokers Group. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our Financial Services businesses in the future.

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

Rates volumes in particular are influenced by market volumes and volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. The ECB and Bank of Japan are among a number of central banks that have, in recent periods, set key interest rates to near or below zero. For example, at its most recent news conference, the ECB disclosed its plans to keep its deposit rate at a negative yield of (0.40)% through summer 2019. As a result, many sovereign bonds continue to trade at negative yields, especially when adjusted for inflation. Rates volumes were tempered for the full year 2016 and 2017 industry-wide in many major economies by this continuing period of exceptionally low interest rates. These historically low yields drove many traditional investor classes to other investible asset classes in search of higher yields.

Also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail the central banks buying government securities or other securities in the open market — particularly longer-dated instruments — in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its quantitative easing program in the fourth quarter of 2014, the U.S. Federal Reserve still had approximately $3.3 trillion worth of long-dated U.S. Treasury and Federal Agency securities as of June 27, 2018, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. According to the Federal Open Market Committee statement dated September 20, 2017, the Federal Reserve will reduce the size of its balance sheet over time. As part of this plan, the Federal Reserve has not been investing some of the proceeds from securities as they mature. The Fed has also increased short-term interest rates twice this year and is expected to raise interest rates two more times before the end of 2018. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past few years and some have indicated that they may continue to do so until economic conditions allow for a tapering or an unwinding of their quantitative easing programs. As part of the gradual scaling back of its quantitative easing program announced in October of 2017, the ECB has reduced its bond-buying program from €60 billion to €30 billion a month from January of 2018 through September and then reduce the purchases to €15 billion per month until the end of the year. Other major central banks such as the Bank of Japan or Swiss National Bank have not publicly disclosed plans to taper or unwind their programs. Economists from J.P. Morgan estimate that even with the Fed unwind, the overall dollar value of balance sheets of the G-4 (the U.S., Eurozone, Japan, and U.K.) might continue to rise as a percentage of G-4 GDP over the near term. According to Bloomberg, from December 31, 2006 through June 30, 2018, this amount has increased from 10.3%

of G-4 GDP to 37.1%, just below its all-time high of 37.3% in February of this year. June’s figure also represented an increase of approximately 60 basis points year-on-year and a decline of 20 basis points quarter-on-quarter. Largely as a result of quantitative easing and expectations of continued low inflation, the yield on Germany's 10-year bond was only 0.3% and the yield on Japan's 10-year bond is only barely positive at 0.03% as of the end of the second quarter of 2018.

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

On September 1, 2016, the U.S. and Japan implemented “Phase I” of the Basel Committee’s edict for initial margin and variation margins to be exchanged bilaterally between participants transacting in non-centrally cleared derivatives. “Phase I” adversely impacted trading activity at our large sell-side institutional clients during the third quarter of 2016 as they worked through arranging documentation to support the exchange of margins with each other. Some clients remain unable to deal with major counterparties. In addition, uncertainty around compliance globally has affected derivatives pricing. Although regulators in Europe, Hong Kong, Singapore and Australia previously announced delays to the “Phase I” implementation date, most uncleared bilateral rates, FX and credit derivatives trading with U.S. counterparties has necessarily included initial margin, resulting in a general widening of bid-offer spreads with subsequent reduced turnover. While there has been some substitution with trades in nearly similar products being submitted for central clearing so as to be out of scope for the new rule, these transactions did not replace the withdrawn volumes. The first tranche of this rule application in the EU occurred in the middle of the first quarter of 2017, and similar disruption may occur when similar rules are effective in the EU and in other jurisdictions as the aftermath may be spread across a wider set of participants. “Phases II and III,” which cover midsize and smaller institutions, are expected to be implemented over the next few years.

During the three months ended June 30, 2018, industry volumes were generally mixed to higher year-over-year across equities, fixed income, currencies, and commodities (“FICC”). Below is an expanded discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards, and the level of secondary trading and related hedging activity remained somewhat mixed during the second quarter of 2018. In addition, according to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was 2% lower in the quarter compared with a year earlier. Additionally, interest rate derivative volumes were up 18% at Eurex, and up 8% and 12% for ICE and the CME, respectively, all according to company press releases. In comparison, our revenue for the quarter from FENICS fully electronic rates increased 10.5%, while our overall rates revenues for the quarter were up by 8.8% to $145.1 million, as compared to the year earlier.

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

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (the “OECD”), which includes almost all of the advanced and developed economies of the world, reported that general government debt (defined as general government net financial liabilities) as a percentage of nominal GDP is estimated to be 67% for the entire OECD in 2019. This would represent a slight decrease from 69% in 2016, but up considerably from the 38% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing undertaken by the various major central banks will continue to negatively impact financial markets volumes. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the continuing low interest rate environment and continued accommodative monetary policies globally.

Foreign Exchange Volumes and Volatility

Global FX volumes were generally up during the second quarter of 2018, as the period was impacted by increased divergence in long-term interest rates in various major global economies and improving economies across the G-20. Against this backdrop, spot FX volumes at Thomson Reuters were up 20% during the quarter, overall FX volumes were 17% higher for EBS, while FX futures at CME were up 18%. In comparison, our overall FX revenues increased by 23.7% to $98.6 million.

Equities, Insurance, and Other Asset Classes

Global equity volumes were generally mixed during the second quarter of 2018. Research from BofA Merrill Lynch indicated that the average daily volumes of U.S. cash equities were flat year-on-year, while average daily volume of U.S. equity-related options were approximately 13% higher. Meanwhile, the average daily volume of European cash equities shares were down 3% (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were up 30%. Our overall revenues from equities, insurance, and other asset classes increased by 3.1% to $88.0 million.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. The global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the quarter, primary dealer average daily volume for corporate bonds (excluding commercial paper) was down by 4% according to Bloomberg and the Federal Reserve Bank of New York, while dealer inventory of all corporate bonds was 5% lower. As of June 30, 2018, total gross and net notional credit derivatives outstanding as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were down by 8% and up by 2%, respectively, from a year earlier. In comparison, our fully electronic credit revenues increased by 19.2%, while our overall credit revenues were up by 6.8% to $75.5 million.

Energy and Commodities

Energy and commodities volumes were generally mixed to higher during the second quarter of 2018 compared with the year earlier. For example, according to the Futures Industry Association, the number of global futures contracts in agriculture, energy, non-precious metals, and precious metals were up 30%, up 4%, down 11%, and up 12%, , respectively, in the second quarter of 2018 compared to the previous year. For the same timeframe, global listed options contracts in agriculture, energy, non-precious metals, and precious metals were up 33%, down 20%, up 16%, and up 22%, respectively. In comparison, BGC’s energy and commodities revenues increased by 16.1% to $56.3 million.

Summary of Financial Services Segment Results

Our Financial Services segment continued to show solid growth and generated 50.0% of our consolidated revenues for the three months ended June 30, 2018. During the same time period, overall Financial Services revenues increased 11.1% year-on-year to $480.2 million. This growth in Financial Services revenues was largely due to an increase in brokerage revenues, which were up by 11.0% to $463.5 million. In addition, our data, software, and post-trade revenues increased by 15.4% from a year ago to $15.4 million. The segment’s income from operations before income taxes increased by 27.6% to $108.2 million for the three months ended June 30, 2018.

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

Real Estate Investor/Owner Services and Products

Capital Markets

We offer a broad range of real estate capital markets services, primarily to owners and occupiers of real estate. These services include asset sales, sale-leasebacks, mortgage and entity-level financing, equity-raising, underwriting and due diligence. The transactions we broker involve vacant land, new real estate developments and existing buildings. We specialize in arranging financing for most types of value-added commercial real estate, including land, condominium conversions, subdivisions, office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage and special use. Through both our investment sales brokers and our mortgage brokers, we are able to offer multiple debt and equity alternatives to fund capital markets transactions through third-party banks, insurance companies and other capital providers. Preliminary Real Estate Capital Analytics (“RCA”) figures suggest U.S. commercial real estate sales volumes across the industry increased by 2% year-over-year in the second quarter of 2018, while commercial mortgage origination volumes are expected to decline 2% during the full year 2018, according to a May 2018 Mortgage Bankers Association (“MBA”) forecast. We believe that we gained market share during the quarter, as reflected by Newmark’s volumes in investment sales and mortgage brokerage increasing year-on-year by 4 percent during the quarter.

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

Government Sponsored Enterprise Lending and Loan Servicing

As a low-risk intermediary, Newmark’s Berkeley Point business originates loans guaranteed by U.S. government agencies or enterprises and pre-sells such loans prior to transaction closing. We are approved to participate in loan origination, sales and servicing programs operated by the GSEs, Fannie Mae and Freddie Mac. Berkeley Point also originates, sells and services loans under programs administered by the Department of Housing and Urban Development (“HUD”) and the Federal Housing Administration (“FHA”). We are an approved HUD MAP and HUD LEAN lender, as well as an approved Ginnie Mae issuer. In 2017, Berkeley Point was a top-five Fannie Mae and Freddie Mac lender according to the GSEs.

Total industry Fannie Mae and Freddie Mac multifamily new business notional volumes were up by approximately 18% and 12%, respectively, for the three months ended June 30, 2018.

Our GSE and FHA multifamily loan originations declined by 51.8% in notional terms year-on-year during the quarter. Revenues related to loan originations are reflected in “gains from mortgage banking activities/originations, net.” The timing of these loan originations can often vary from period to period, which makes full year comparisons more meaningful. For example, in the first quarter of 2017, Berkeley Point’s originations were down by 5.2% year-on-year, while they were up by 177.2% in the second quarter of 2017, with the latter due mainly to one large deal. As we continue to integrate our multifamily investment sales, origination, and mortgage brokerage businesses, we expect further growth across Newmark’s combined origination and capital markets platform

We do not originate loans to be held for investment on our balance sheet. Substantially all of our originations are for GSE and HUD/FHA lending programs in which the loan is pre-sold via these programs to investors prior to the closing of the loan with the borrower, significantly reducing the distribution risk. Berkeley Point has established a strong credit culture over decades of originating loans and remains committed to disciplined risk management from the initial underwriting stage through loan payoff.

We finance loan originations through collateralized financing agreements in the form of warehouse loan agreements (“WHAs”), with three lenders and an aggregate commitment as of June 30, 2018 of approximately $950 million and an uncommitted $325 million Fannie Mae loan repurchase facility. As of June 30, 2018, Berkeley Point had collateralized financing outstanding of approximately $541 million. Collateral includes the underlying originated loans and related collateral, the commitment to purchase the loans as well as credit enhancements from the applicable GSE or HUD. We typically complete the distribution of the loans we originate within 30 to 60 days of closing. Proceeds from the distribution are applied to reduce borrowings under the WHAs, thus restoring borrowing capacity for further loan originations.

In conjunction with our origination services, we sell the loans that we originate under GSE programs and retain the servicing of those loans. The servicing portfolio provides a stable, predictable recurring stream of revenue to us over the life of each loan. As of June 30, 2018, Berkeley Point’s total servicing portfolio was $58.9 billion and average remaining servicing term per loan was approximately eight years for its primary servicing portfolio.

The terms of our arrangements under the GSE and HUD programs enable us to service nearly all of the loans we originate under those programs, and thus we receive recurring servicing revenue for the duration of those loans. The typical multifamily loan that we originate and service under these programs is fixed rate, and includes significant prepayment penalties. These structural features generally offer prepayment protection and provide more stable, recurring fee income. We also service commercial real estate loans that we do not originate. Servicing includes primary servicing activity and also some special servicing in the case of certain externally originated loans that are in default.

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

Global Corporate Services (“GCS”) and Consulting

GCS is our consulting and services business that focuses on reducing occupancy expense and improving efficiency for corporate real estate occupiers, with large, often multi-national presence. We provide beginning-to-end corporate real estate solutions for clients. GCS seeks to make its clients more profitable by optimizing real estate usage, reducing overall corporate footprint, and improving work flow and human capital efficiency through large scale data analysis and our industry-leading technology. We offer global enterprise optimization, asset strategy, transaction services, information management, an operational technology product and transactional and operational consulting. Our consultants provide expertise in financial integration, portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, merger and acquisition integration, and industrial consulting. We utilize a variety of advanced technology tools to facilitate the provision of transaction and management services to our clients. For example, our innovative VISION tool provides data integration, analysis and reporting, as well as the capability to analyze potential “what if” scenarios to support client decision making. VISION is a scalable and modular enterprise solution that serves as an integrated database and process flow tool supporting the commercial real estate cycle. Our VISION tool combines the best analytical tools available and allows the client to realize a highly accelerated implementation timeline at a reduced cost.

We provide real estate strategic consulting and systems integration services to our global clients including many Fortune 500 and Forbes Global 2000 companies, owner-occupiers, government agencies, healthcare and higher education clients. We also provide enterprise asset management information consulting and technology solutions which can yield hundreds of millions of dollars in cost-savings for its client base on an annual basis. The relationships developed through the software implementation at corporate clients lead to many opportunities for us to deliver additional services. We also provide consulting services through our GCS business. These services include operations consulting related to financial integration, portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, merger and acquisition integration and industrial consulting. Fees for these services are on a negotiated basis and are often part of a multi-year services agreement. Fees may be contingent on meeting certain financial or savings objectives with incentives for exceeding agreed upon targets. GCS often provides us with a recurring revenue stream via entering into multi-year contracts that provide repeatable transaction work, as opposed to one-off engagements in specific markets and other recurring fees for ongoing services, such as facilities management and lease administration, over the course of the contract.

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

Facilities Management

We manage a broad range of properties on behalf of users of commercial real estate, including headquarters, facilities and office space, for a broad cross section of companies, including Fortune 500 and Forbes Global 2000 companies. We manage the day-to-day operations and maintenance for urban and suburban commercial properties of most types, including office, industrial, data centers, healthcare, retail, call centers, urban towers, suburban campuses, and landmark buildings. Facilities management services may also include facility audits and reviews, energy management services, janitorial services, mechanical services, bill payment, maintenance, project management, and moving management. While facility management contracts are typically three to five years in duration, they may be terminated on relatively short notice periods. We believe that we have an opportunity to grow our property and facilities management contracts in connection with other high margin leasing or other contracts.

Summary of Real Estate Services Segment Results

Our Real Estate Services segment continued to show solid growth and generated 48.9% of our consolidated revenues for the three months ended June 30, 2018. Over 80% of Newmark’s year-on-year growth was organic.

Our leasing revenues, which include tenant representation leasing and agency leasing, increased by 23.1% year-over-year in 2018 to $178.1 million. Our capital markets revenues, which are more heavily weighted towards investment sales than commercial mortgage brokerage, increased by 6.9% year-over-year in 2018 to $101.7 million. Overall segment brokerage revenues across both leasing and capital markets were $279.8 million, up 16.7% year-over-year.

Our real estate management and other services revenues, which include revenues from facilities management, property management, GCS, valuation and advisory, and our other non-brokerage and non-lending operating businesses, increased by 107.6% year-over-year in 2018 to $107.1 million. The year-on-year increase in revenues from management and other services was due to increases in pass-through revenues primarily related to both the implementation of ASC 606 (as discussed below), and organic growth.

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

The adoption of ASC 606 also impacted the consolidated Company’s recognition of revenue from its outsourcing businesses, which are recorded as part of “Real estate management and other services.” Implementation of the updated principal versus agent considerations under ASC 606 increased the proportion of reimbursable non-compensation expenses related to the Company’s outsourcing business accounted for as revenue on a gross basis. This resulted in an increase in revenue and a corresponding increase in cost of revenue, with no impact on earnings for periods from January 1, 2018 onward. For the second quarter of 2018, this increased Newmark’s management services revenues by approximately $24.5 million, with a corresponding increase in non-compensation costs attributable to these revenues. Because BGC’s financial results consolidate those of Newmark, the consolidated Company’s quarterly revenues and expenses increased by the same amount.

For additional information regarding the adoption of ASC 606, please see the section titled “Recently Adopted Accounting Pronouncements” in Note 1—“Organization and Basis of Presentation” and Note 30—“Revenue from Contracts with Customers” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our revenues from gains from mortgage banking activities/originations, net, which are related to GSE lending, decreased by 43.1% year-over-year in the second quarter of 2018 to $41.9 million, primarily because Berkeley Point completed a very large transaction in the second quarter of 2017. Our servicing fees revenue increased 20.5% year-over year in 2018 to $32.3 million.

In relation to Berkeley Point, our pre-tax income includes the net impact of non-cash GAAP gains attributable to originated mortgage servicing rights (“OMSRs”) and non-cash GAAP amortization of mortgage servicing rights (“MSRs”). We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. MSRs are amortized in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the second quarters of 2018, 2017, and 2016, Newmark’s GAAP pre-tax earnings therefore included approximately $24.7 million, $42.6 million, and $29.4 million of net non-cash GAAP gains, respectively, related to OMSR gains and MSR amortization.

During the three months ended June 30, 2018, income from operations before income taxes for our Real Estate Services segment increased by 16.1%. Over time, we expect the overall profits of our Real Estate Services business to increase as we invest in growing our businesses. However, the pre-tax margins in the segment are also impacted by the mix of revenues generated by Newmark. For example, gains from mortgage banking activities/originations, net, which includes revenues related to commercial mortgage origination, tends to have higher pre-tax margins than Newmark as a whole. In addition, real estate capital markets, which includes sales, commercial mortgage broking, and other real estate-related financial services, generally has larger transactions that occur with less frequency and more seasonality when compared with leasing advisory. Real estate capital markets transactions tend to have higher pre-tax margins than leasing advisory transactions, while leasing advisory revenues are generally more predictable than revenues from real estate capital markets. Property and facilities management, which are included in “real estate management and other services,” generally have revenues that are more predictable and steady than leasing advisory, but with pre-tax earnings margins below those for Newmark as a whole. When property and facilities management clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period of time, which provides us with stable and foreseeable sources of revenues.

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

Berkeley Point’s origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency (“FHFA”) as well as by activity in multifamily commercial mortgages that are excluded from these lending caps. The FHFA announced on November 21, 2017 that it had decreased the 2018 multifamily lending caps from $36.5 billion in 2017 to $35 billion at both Fannie Mae and Freddie Mac. This translated into total purchasing capabilities of $70 billion, excluding loans exempt from these caps. In 2017 multifamily loans exempt from the lending caps made up more than 50% of the multifamily financing volume at both Fannie Mae and Freddie Mac. According to a May 2018 forecast from the Mortgage Bankers Association, which included updated backwards looking numbers for 2017, commercial mortgage origination volumes for GSE and FHA loans were estimated to have increased 21% for the year ended December 31, 2017 and are expected to be flat for the year ended December 31, 2018.

Economic Growth in the U.S.

The U.S. economy expanded by 4.1% during the second quarter of 2018, according to a preliminary estimate from the U.S. Department of Commerce. This growth compares with an increase of 3.0% during the second quarter of 2017. The consensus is for U.S. GDP to expand by 2.5% and 1.8% in 2019 and 2020, respectively, according to a recent Bloomberg survey of economists. This moderate pace of growth should help keep interest rates and inflation low by historical standards.

The Bureau of Labor Statistics reported that employers added a monthly average of 230 thousand net new payroll jobs during the second quarter of 2018, which was above the prior year period’s 190 thousand and the seasonally adjusted average of 182 thousand per month in 2017. Despite the return to pre-recession unemployment rates (4.0% as of June), the number of long-term unemployed and the labor force participation rate (the latter of which is near a 30-year low) remained disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended the second quarter of 2018 at 2.86%, up 556 basis points from the year-earlier date. However, 10-year Treasury yields have remained well below their 50-year average of approximately 6.4%, in large part due to market expectations that the Federal Open Market Committee (“FOMC”) will only moderately raise the federal funds rate over the next few years, as well as due muted long-term inflation expectations. Interest rates are also relatively low due to even lower or negative benchmark government interest rates in much of the rest of the developed world, which makes U.S. government bonds relatively more attractive.

The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and historically low interest rates have helped push vacancy rates down for the office, apartment, retail and industrial markets over the current economic expansion, now in its ninth year. Construction activity, though it is ramping up, remains low compared with prior expansion cycles and low relative to demand and absorption, which means that property leasing markets continue to tighten. Overall, demand for commercial real estate remains strong. While the vast majority of new supply is going to just the top 10-15 markets, there is healthy demand among investors for well positioned suburban value add assets in secondary and tertiary markets, according to NKF Research. Asking rental rates posted moderate gains across all property types during 2018.

The following key trends drove the commercial real estate market during the second three months of 2018:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate space across all major sectors;
•	Technology, professional and business services and healthcare continued to power demand for office space;

•

E-commerce and supply-chain optimization has pushed industrial absorption to 32 consecutive quarters of positive net absorption, creating tenant and owner-user demand for warehouses and distribution centers;

•	Apartment rents benefited from sustained job growth, and underlying demographic trends towards apartment living among two key age groups: millennials and baby boomers; and
•	Continued corporate employment growth, combined with increased leisure travel, generated demand for hotel room-nights.

The recently enacted U.S. tax cuts could lift growth, along with leasing activity. Rising inflation and interest rates, a byproduct of faster growth, could deliver a mixed outcome: Rising interest rates could pressure cap rates, but stronger rent growth and sustained investor demand could support property values.

Market Statistics

Although overall industry metrics are not necessarily as correlated to our revenues in Real Estate Services as they are in Financial Services, they do provide some indication of the general direction of the business. The U.S commercial property market continues to display strength as commercial property prices rose in primary markets, as per RCA.  While U.S. commercial real estate sales volumes slipped by 2.0% in the first half of 2018, compared with the first half of 2017, demand for institutional quality product remains strong. Institutional-grade U.S. commercial real estate capitalization rates have compressed by a further 10 basis points, tempering concerns related to rising treasury rates.  On average capitalization rates offered a 278 basis point premium over the 10-year Treasury yield in the second quarter, well above the pre-recession low of 165 basis points.  Demand for commercial real estate is expected to reflect the steady expansion of the greater macroeconomy, which is benefiting from high levels of consumer spending and the prospect of larger corporate profits.  The spread between local 10-year benchmark government bonds and U.S. cap rates was even wider with respect to major countries including Japan, Germany, the U.K. and France during the quarter, as has been the case since monetary easing programs were implemented in those countries, in response to the global financial crisis in 2007.  The favorable cap rate spread coupled with the lack of available product at home, will continue to provide international groups with ample investment opportunities in the larger U.S market.

According to RCA, top quartile prices for commercial real estate were up by 2% quarter-over-quarter for the quarter ended June 30, 2018. During the quarter, the dollar volume of significant property sales totaled approximately $119 billion in the U.S. According to a May 2018 MBA forecast, originations of commercial/multifamily loans of all types are projected to be down 2% in terms of dollar volume for the year ended December 31, 2018. In comparison, our real estate capital markets businesses, which includes investment sales and commercial mortgage brokerage, increased its revenues by 6.9% year-over-year, primarily due to organic growth. Our loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. During the three months ended June 30, 2018, GSE multifamily volumes increased 15% year-over-year. In comparison, our GSE and FHA multifamily loan origination volume decreased by 51.8% and our revenues from mortgage banking activities/originations decreased by 43.1%.

According to NKF Research, the combined average vacancy rate for office, industrial, and retail properties ended the second quarter at 7.3%, down from 7.4 % a year earlier, and a 100 basis point drop over the past 12 months. Rents for all property types in the U.S. continued to improve across all 3 sectors. NKF Research estimates that overall U.S. leasing activity in quarter slowed down from a year ago, as the expansion has decelerated in recent quarters following consistent growth since the start of the current cycle. In comparison, revenues from our leasing and other services business increased by 23.1%.

REGULATORY ENVIRONMENT

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for information related to our regulatory environment.

LIQUIDITY

See “Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.

HIRING AND ACQUISITIONS

Key drivers of our revenue are front-office producer headcount and average revenue per producer. We believe that our strong technology platform and unique partnership structure have enabled us to use both acquisitions and recruiting to profitably increase our front-office staff at a faster rate than our largest competitors since BGC’s formation in 2004.

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

As of June 30, 2018, our front-office headcount was flat year-over-year at 4,034 brokers, salespeople, managers and other front-office personnel. For the quarter ended June 30, 2018, average revenue generated per front-office employee increased by 8% from a year ago to approximately $198 thousand. Within the Financial Services segment, front office headcount was 2,465 brokers, salespeople, managers, and other front-office personnel at the end of the quarter, while average revenue generated per front office employee increased 15% to $194 thousand. In Real Estate Services, front office employee headcount increased to 1,569, while average revenue generated per front office employee declined 2% to $205 thousand. Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company.

The Real Estate Services productivity figures are based on segment revenues from leasing and capital markets brokers and originators in Berkeley Point’s lending business, and exclude appraisers and both revenues and staff in management services and “other.” The Financial Services calculations include segment revenues from brokerage, data, software and post-trade.  The average revenues for all producers are approximate and based on the total revenues divided by the weighted-average number of salespeople and brokers for the period.

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

Since early 2017, our Real Estate Services acquisitions included Berkeley Point, Regency Capital Partners, Commercial Real Estate Consulting Firm, and certain offices of Integra Realty Resources.

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

During September 2017, Newmark completed the acquisition of the assets of six Integra Realty Resources offices. The addition of these Integra offices bolstered Newmark’s Valuation & Advisory practice throughout the northeastern U.S and Atlanta. In April 2018, Newmark acquired the assets of an additional two Integra Realty Resources.

FINANCIAL HIGHLIGHTS

For the three months ended June 30, 2018, we had income from operations before income taxes of $65.9 million compared to $94.3 million in the year earlier period. Total revenues for the three months ended June 30, 2018 increased approximately $111.2 million to $960.1 million primarily led by Real Estate Services and our Rates, Foreign Exchange, Energy and Commodities and Credit businesses within Financial Services.

        Our Real Estate Services business’ overall revenues for the quarter were up 15.5% to $469.0 million, when compared with the year-earlier period. Revenues from real estate management and other services increased $55.5 million to $107.1 million and leasing and other services increased $33.5 million to $178.1 million, which was mainly driven by organic growth as well as previously disclosed acquisitions. Additionally, the adoption of ASC 606 impacted Real Estate Services’ recognition of revenue from its outsourcing businesses. For the second quarter of 2018, the implementation of ASC 606 increased management services revenues by approximately $24.5 million, with a corresponding increase in non-compensation costs. As we continue to invest in our business, we expect our Real Estate Services growth to outpace the industry over time.

Revenues from our Rates business increased by 8.8% in 2018, led by 10.5% growth from Fenics. Our Foreign Exchange revenues increased by 23.7% in 2018, which was primarily driven by improved global volumes. Revenues from Energy and Commodities increased $7.8 million to $56.3 million, which was mainly driven by organic growth. As we continue to invest in our Financial Services business, we expect our revenues and earnings to outperform those of our competitors.

Total expenses increased approximately $135.3 million to $896.2 million, due to a $41.7 million increase in compensation expenses, a $37.3 million increase in non-compensation expenses, and a $56.3 million increase in allocations of net income and grant of exchangeability to limited partnership units and founding/working partner units (“FPUs”). Compensation expenses reflect the impact of higher revenues on variable compensation, recent acquisitions, and new hires. Non-compensation expenses reflect costs and interest charges related to the acquisition of Berkeley Point and the implementation of the updated principal versus agent considerations under ASC 606, which increased the proportion of reimbursable non-compensation expenses related to the Company’s outsourcing business accounted for as revenue on a gross basis as discussed above.

In addition to the monetized Nasdaq shares (see the section titled “Liquidity and Capital Resources—Funding” for further details), we anticipate receiving over time, more than $725 million of additional Nasdaq shares (based on the August 1, 2018 closing price) to be received in the remaining eight Nasdaq earn-outs from 2021 through 2027 and the third quarter of 2018, which are not reflected on our balance sheet. We also expect our earnings to continue to grow as we continue to add revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. On August 1, 2018 our Board declared an 18 cent dividend for the second quarter, which is consistent year-on-year. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations data, which has been recast to include the financial results of Berkeley Point, expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$658,320	68.6%	$577,172	68.0%	$1,326,919	69.2%	$1,122,892	68.8%
Principal transactions	84,988	8.8	80,360	9.5	176,906	9.3	166,103	10.2
Total brokerage revenues	743,308	77.4	657,532	77.5	1,503,825	78.5	1,288,995	79.0
Gains from mortgage banking activities/originations, net	41,878	4.4	73,547	8.7	80,792	4.2	118,808	7.3
Real estate management and other services	107,121	11.2	51,589	6.1	203,999	10.6	102,219	6.3
Servicing fees	32,333	3.4	26,840	3.2	61,259	3.2	51,672	3.2
Fees from related parties	6,271	0.7	6,018	0.7	12,861	0.7	12,956	0.8
Data, software and post-trade	15,370	1.6	13,322	1.6	30,469	1.6	26,409	1.6
Interest income	12,366	1.3	19,177	2.2	21,114	1.1	29,183	1.8
Other revenues	1,429	0.0	876	0.0	2,403	0.1	1,852	0.0
Total revenues	960,076	100.0	848,901	100.0	1,916,722	100.0	1,632,094	100.0
Expenses:
Compensation and employee benefits	524,030	54.6	482,353	56.8	1,058,841	55.2	942,984	57.8
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	106,545	11.1	50,237	5.9	171,777	9.0	113,430	6.9
Total compensation and employee benefits	630,575	65.7	532,590	62.7	1,230,618	64.2	1,056,414	64.7
Occupancy and equipment	52,428	5.5	50,311	5.9	107,212	5.6	101,140	6.2
Fees to related parties	9,887	1.0	5,519	0.7	17,651	0.9	12,009	0.7
Professional and consulting fees	26,918	2.8	22,891	2.7	52,999	2.8	44,561	2.7
Communications	34,143	3.6	32,353	3.8	68,993	3.6	64,526	4.0
Selling and promotion	32,900	3.4	30,034	3.5	62,749	3.3	54,675	3.3
Commissions and floor brokerage	15,623	1.6	10,476	1.2	29,718	1.6	20,906	1.3
Interest expense	27,441	2.9	26,490	3.1	54,579	2.8	45,253	2.8
Other expenses	66,307	6.8	50,269	6.0	134,898	7.0	92,662	5.7
Total expenses	896,222	93.3	760,933	89.6	1,759,417	91.8	1,492,146	91.4
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	—	—	—	—	557	0.0
Gains (losses) on equity method investments	2,854	0.3	1,602	0.2	8,655	0.5	1,839	0.1
Other income (loss)	(810)	(0.1)	4,713	0.6	33,132	1.7	9,733	0.6
Total other income (losses), net	2,044	0.2	6,315	0.8	41,787	2.2	12,129	0.7
Income (loss) from operations before income taxes	65,898	6.9	94,283	11.1	199,092	10.4	152,077	9.3
Provision (benefit) for income taxes	15,908	1.7	16,552	1.9	51,671	2.7	23,230	1.4
Consolidated net income (loss)	49,990	5.2	77,731	9.2	147,421	7.7	128,847	7.9
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	14,787	1.5	24,811	2.9	53,444	2.8	39,102	2.4
Net income (loss) available to common stockholders	$35,203	3.7%	$52,920	6.3%	$93,977	4.9%	$89,745	5.5%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

Brokerage Revenues

Total brokerage revenues increased by $85.8 million, or 13.0%, to $743.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Commission revenues increased by $81.1 million, or 14.1%, to $658.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Principal transactions revenues increased by $4.6 million, or 5.8%, to $85.0 million for the three months ended June 30, 2018 and 2017 as compared to the three months ended June 30, 2017.

The increase in brokerage revenues was primarily driven by increases in revenues from Rates, Foreign exchange, Energy and Commodities, Leasing and other services and Real estate capital markets.

Our rates revenues increased by $11.7 million, or 8.8%, to $145.1 million for the three months ended June 30, 2018. The increase in rates revenues was primarily driven by improved global volumes and an increase in fully electronic rates brokerage.

Our credit revenues increased by $4.8 million, or 6.8%, to $75.5 million for the three months ended June 30, 2018. This increase was primarily driven by higher volumes and an increase in fully electronic credit brokerage.

Our FX revenues increased by $18.9 million, or 23.7%, to $98.6 million for the three months ended June 30, 2018. This increase was primarily driven by improved global volumes and an increase in fully electronic foreign exchange brokerage.

Our brokerage revenues from energy and commodities increased by $7.8 million, or 16.1%, to $56.3 million for the three months ended June 30, 2018. This increase was primarily driven by improved global volumes.

Our brokerage revenues from equities, insurance, and other asset classes increased by $2.6 million, or 3.1%, to $88.0 million for the three months ended June 30, 2018.

Leasing and other services revenues increased by $33.5 million, or 23.1%, to $178.1 million for the three months ended June 30, 2018 as compared to the prior year period, primarily due to organic growth.

Real estate capital markets revenues increased by $6.5 million, or 6.9%, to $101.7 million for the three months ended June 30, 2018 as compared to the prior year period. Growth across leasing and real estate capital markets was primarily due to organic growth.

Gains from Mortgage Banking Activities/Originations, net

Gains from mortgage banking activities/originations, net, revenue decreased by $31.7 million, or 43.1%, to $41.9 million for the three months ended June 30, 2018. This decrease was primarily due Berkeley Point’s GSE and FHA multifamily loan originations including a single large $2.2 billion transaction in the second quarter of 2017.

Real Estate Management and Other Services

Real estate management and other services revenue increased by $55.5 million, or 107.6%, to $107.1 million for the three months ended June 30, 2018. The increase reflects $24.5 million from the ASC 606 revenue recognition implementation, acquisitions, and organic growth.

Servicing Fees

Servicing fees increased by $5.5 million, or 20.5%, to $32.3 million for the three months ended June 30, 2018 primarily due to growth in Berkeley Point’s primary servicing portfolio.

Fees from Related Parties

Fees from related parties were stable at $6.3 million for the three months ended June 30, 2018 as compared to $6.0 million for the three months ended June 30, 2017.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $2.0 million, or 15.4%, to $15.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase was primarily driven by new business contracts in 2018.

Interest Income

Interest income decreased by $6.8 million, or 35.5%, to $12.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This decrease was primarily due to lower interest income from reduced Loans held for sale on Berkeley Point.

Other Revenues

Other revenues increased by $0.6 million, to $1.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. A settlement of $0.7 million was received and recognized during the three months ended June 30, 2018.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $41.7 million, or 8.6%, to $524.0 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The main drivers of this increase were the impact of higher brokerage revenues on variable compensation and growth in both the Financial Services and Real Estate Services businesses.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $56.3 million, or 112.1%, to $106.5 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This was primarily driven by an increase in charges related to grants of exchangeability during the three months ended June 30, 2018.

Occupancy and Equipment

Occupancy and equipment expense increased by $2.1 million, or 4.2%, to $52.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase was primarily driven by increases in software, occupancy, and maintenance contracts.

Fees to Related Parties

Fees to related parties increased by $4.4 million, or 79.1%, to $9.9 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $4.0 million, or 17.6%, to $26.9 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase was primarily driven by increased consulting fees, notably with regards to the implementation of MiFID in the UK.

Communications

Communications expense increased by $1.8 million, or 5.5%, to $34.1 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. As a percentage of total revenues, communications slightly decreased from the prior year period.

Selling and Promotion

Selling and promotion expense increased by $2.9 million, or 9.5%, to $32.9 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was primarily due to increased advertising, marketing, and other related expenses in both our Financial Services and Real Estate Services segments. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $5.1 million to $15.6 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Commissions and floor brokerage moves in line with Financial Services brokerage revenues (excluding Insurance related revenue).

Interest Expense

Interest expense increased by $1.0 million, or 3.6%, to $27.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was primarily driven by the interest expense on the $400.0 million senior revolving credit facility.

Other Expenses

Other expenses increased by $16.0 million, or 31.9%, to $66.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, which was primarily driven by expenses related to Newmark’s outsourcing business revenue accounted for on a gross basis due to the implementation of ASC 606.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had no gains or losses from divestitures or sale of investments in the three months ended June 30, 2018 and the three months ended June 30, 2017.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $1.3 million, to a gain of $2.9 million, for the three months ended June 30, 2018 as compared to a gain of $1.6 million for the three months ended June 30, 2017. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $5.5 million, to a loss of $0.8 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The $5.5 million decrease was primarily driven by a decrease in net realized and unrealized gains related to marketable securities and a non-cash loss of $2.8 million related to the variable share forward agreement with respect to Newmark’s expected receipt of the Nasdaq payments in 2019 and 2020.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased by $0.6 million, or 3.9%, to $15.9 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This decrease was primarily driven by lower pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. The Tax Act is expected to have a favorable impact on the Company’s effective tax rate and net income as reported under generally accepted accounting principles in the reporting periods to which the Tax Act is effective.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $10.0 million, or 40.4%, to $14.8 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This was primarily driven by lower earnings.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

Brokerage Revenues

Total brokerage revenues increased by $214.8 million, or 16.7%, to $1,503.8 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Commission revenues increased by $204.0 million, or 18.2%, to $1,326.9 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Principal transactions revenues increased by $10.8 million, or 6.5%, to $176.9 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

The increase in brokerage revenues was primarily driven by increases in revenues from Rates, Foreign exchange, Equities, insurance, and other asset classes (following the acquisition of Besso), Leasing and other services and Real estate capital markets.

Our rates revenues increased by $36.7 million, or 13.6%, to $305.9 million for the six months ended June 30, 2018. The increase in rates revenues was primarily driven by improved global volumes and an increase in fully electronic rates brokerage.

Our credit revenues increased by $5.0 million, or 3.3%, to $157.6 million for the six months ended June 30, 2018. This increase was primarily driven by higher volumes and an increase in fully electronic credit brokerage.

Our FX revenues increased by $37.9 million, or 23.7%, to $197.6 million for the six months ended June 30, 2018. This increase was primarily driven by improved global volumes.

Our brokerage revenues from energy and commodities increased by $14.8 million, or 14.6%, to $116.4 million for the six months ended June 30, 2018. This increase was primarily driven by improved global volumes.

Our brokerage revenues from equities, insurance, and other asset classes increased by $24.7 million, or 15.3%, to $185.7 million for the six months ended June 30, 2018. This increase was primarily driven by improved global volumes and our acquisition of Besso in February 2017.

Leasing and other services revenues increased by $65.3 million, or 24.0%, to $337.5 million for the six months ended June 30, 2018 as compared to the prior year period, primarily due to organic growth.

Real estate capital markets revenues increased by $30.5 million, or 17.7%, to $203.1 million for the six months ended June 30, 2018 as compared to the prior year period. The growth in real estate capital markets was primarily due to organic growth as recent investments began to pay off.

Gains from Mortgage Banking Activities/Originations, net

Gains from mortgage banking activities/originations, net, revenue decreased by $38.0 million, or 32.0%, to $80.8 million for the six months ended June 30, 2018. This decrease was primarily due to lower production in Berkeley Point’s multifamily agency loan originations business.

Real Estate Management and Other Services

Real estate management and other services revenue increased by $101.8 million, or 99.6%, to $204.0 million for the six months ended June 30, 2018. The increase primarily reflects organic growth and acquisitions. The implementation of the ASC 606 revenue recognition standard also contributed to this increase.

Servicing Fees

Servicing fees increased by $9.6 million, or 18.6%, to $61.3 million for the six months ended June 30, 2018 primarily due to growth in Berkeley Point’s primary servicing portfolio.

Fees from Related Parties

Fees from related parties were stable at $12.9 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $4.1 million, or 15.4%, to $30.5 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was primarily driven by new business contracts in 2018.

Interest Income

Interest income decreased by $8.1 million, or 27.6%, to $21.1 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This decrease was primarily due to lower interest income from reduced Loans held for sale on Berkeley Point.

Other Revenues

Other revenues increased by $0.6 million, or 29.8%, to $2.4 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. A settlement of $0.7 million was received and recognized during the six months ended June 30, 2018.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $115.9 million, or 12.3%, to $1,058.8 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The main drivers of this increase were the impact of higher brokerage revenues on variable compensation, growth in both the Financial Services and Real Estate Services businesses, and the acquisition of Besso Insurance Group Limited.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $58.3 million, or 51.4%, to $171.8 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This was primarily driven by an increase in charges related to grants of exchangeability during the six months ended June 30, 2018.

Occupancy and Equipment

Occupancy and equipment expense increased by $6.1 million, or 6.0%, to $107.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was primarily driven by increases in software, rent, occupancy, and maintenance contracts.

Fees to Related Parties

Fees to related parties increased by $5.6 million, or 47.0%, to $17.7 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $8.4 million, or 18.9%, to $53.0 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was primarily driven by increased consulting fees, notably with regards to MiFID.

Communications

Communications expense increased by $4.5 million, or 6.9%, to $69.0 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. As a percentage of total revenues, communications slightly decreased from the prior year period.

Selling and Promotion

Selling and promotion expense increased by $8.1 million, or 14.8%, to $62.7 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily due to increased advertising, marketing, and other related expenses in our Real Estate Services segment, as well as our acquisition of Besso. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $8.8 million to $29.7 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Commissions and floor brokerage moves in line with Financial Services brokerage revenues (excluding Insurance related revenue).

Interest Expense

Interest expense increased by $9.3 million, or 20.6%, to $54.6 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily driven by the interest expense on the $575.0 million senior term loan borrowing, and the $400.0 million senior revolving credit facility.

Other Expenses

Other expenses increased by $42.2 million, or 45.6%, to $134.9 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, which was primarily driven by expenses related to Newmark’s outsourcing business revenue accounted for on a gross basis due to the implementation of ASC 606, as well as increases in amortization expense on acquired intangibles and amortization expense related to mortgage servicing rights.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had no gains or losses from divestitures or sale of investments in the six months ended June 30, 2018. For the six months ended June 30, 2017, there was a gain of $0.6 million related to the sale of investments.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $6.8 million, to $8.7 million, for the six months ended June 30, 2018 as compared to $1.8 million for the six months ended June 30, 2017. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control. This increase was primarily related to the $5.0 million gain on the CF Real Estate investment in the six months ended June 30, 2018.

Other Income (Loss)

Other income (loss) increased by $23.4 million, or 240.4%, to $33.1 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The $23.4 million increase was primarily due to a gain of $20.6 million related to a fair value adjustment on an investment held by BGC, and an $8.6 million increase related to the Nasdaq earn-out and the related mark-to-market and/or hedging. This was partially offset by a decrease in other recoveries and a non-cash loss of $2.8 million related to the variable share forward agreement with respect to Newmark’s expected receipt of the Nasdaq payments in 2019 and 2020.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased by $28.4 million, or 122.4%, to $51.7 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was primarily driven by an increase in pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. The Tax Act is expected to have a favorable impact on the Company’s effective tax rate and net income as reported under generally accepted accounting principles in the reporting periods to which the Tax Act is effective.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $14.3 million, or 36.7%, to $53.4 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This was primarily driven by an increase in earnings and the allocation of income to Newmark’s public shareholders.

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

During the third quarter of 2017, the Company transferred the right to receive the Nasdaq earn-out payments from the Financial Services segment to the Real Estate Services segment. As a result, effective from the third quarter of 2017, the Nasdaq payment is recorded as “Other income (loss)” in the Real Estate Services segment.

Three months ended June 30, 2018 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$480,249	$469,034	$10,793	$960,076
Total expenses	375,460	372,149	148,613	896,222
Total other income (losses), net	3,444	(529)	(871)	2,044
Income (loss) from operations before income taxes	$108,233	$96,356	$(138,691)	$65,898

Three months ended June 30, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$432,317	$406,243	$10,341	$848,901
Total expenses	351,579	323,216	86,138	760,933
Total other income (losses), net	4,069	—	2,246	6,315
Income (loss) from operations before income taxes	$84,807	$83,027	$(73,551)	$94,283

Segment Results for the Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

•

Revenues for Financial Services increased approximately $47.9 million, or 11.1%, to $480.2 million for the three months ended June 30, 2018 from $432.3 million for the three months ended June 30, 2017. BGC’s Financial Services revenues improved across all asset classes, primarily led by a 23.7% improvement from the Company’s foreign exchange brokerage, 16.1% growth in the Company’s energy and commodities business, an 8.8% improvement from rates, a 6.8% improvement in credit, and a 3.1% increase generated by equities, insurance, and other asset classes, compared to the prior year period. In addition, the segment’s revenues improved year-over-year due to strong quarterly revenue growth from its fully electronic Fenics business. Revenues from data, software, and post-trade business increased 15% compared to the prior year period.

•

Revenues for Real Estate Services increased approximately $62.8 million, or 15.5%, to $469.0 million for the three months ended June 30, 2018 from $406.2 million for the three months ended June 30, 2017. Real Estate Services’ generated strong year-on-year growth in real estate management and other services, leasing, and capital markets. This increase was primarily related to organic growth and the ASC 606 revenue recognition implementation.

Expenses

•

Total expenses for Financial Services increased approximately $23.9 million, or 6.8%, to $375.5 million for the three months ended June 30, 2018 from $351.6 million for the three months ended June 30, 2017. The increase in expenses for our Financial Services segment was primarily due to the impact of higher revenues on variable compensation and recent acquisitions, partially offset by continued merger-related cost savings.
•

Total expenses for Real Estate Services increased approximately $48.9 million, or 15.1%, to $372.1 million for the three months ended June 30, 2018 from $323.2 million for the three months ended June 30, 2017. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher brokerage revenues as well as expenses related to new hires.

•

Total expenses for the Corporate Items category increased approximately $62.5 million, or 72.5%, to $148.6 million for the three months ended June 30, 2018 from $86.1 million for the three months ended June 30, 2017. This increase was primarily due to compensation expense related to exchangeability granted to limited partnership interests during the period.

Other income (losses), net

•

Other income (losses), net, for Financial Services decreased approximately $0.6 million, or 15.4%, to a gain of $3.4 million for the three months ended June 30, 2018 from a gain of $4.1 million for the three months ended June 30, 2017. The increase in other income (losses), net, in our Financial Services segment was primarily due to the mark-to-market movements and/or hedging on the Marketable securities.

•

Other income (losses), net, for Real Estate Services recognized a loss of $0.5 million for the three months ended June 30, 2018. The loss is primarily due to a non-cash loss of $2.8 million related to the variable share forward agreement with respect to Newmark’s expected receipt of the Nasdaq payments in 2019 and 2020. This loss was partially offset by an increase in the mark-to-market movements on the Nasdaq shares. Beginning with the third quarter of 2017, the Company recorded the receipt of Nasdaq payment as part of other income in Real Estate services. Nasdaq payments and the impact of related mark-to-market movements and/or hedging are still recorded within our Financial Services segment for all periods prior to the third quarter of 2017.

•

Other income (losses), net, for the Corporate Items category decreased approximately $3.1 million, a loss of $0.9 million for the three months ended June 30, 2018 from a gain of $2.2 million for the three months ended June 30, 2017. The decrease in other income (losses), net for the Corporate Items category was primarily driven by a decrease in net realized and unrealized gains related to marketable securities during the three months ended June 30, 2018.

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services increased approximately $23.4 million, or 27.6%, to $108.2 million for the three months ended June 30, 2018 from $84.8 million for the three months ended June 30, 2017. The increase in income (loss) from operations before income taxes is primarily due to the higher revenues across all asset classes, and improved productivity.

•

Income (loss) from operations before income taxes for Real Estate Services increased $13.3 million, or 16.1%, to $96.4 million for the three months ended June 30, 2018 from $83.0 million for the three months ended June 30, 2017, primarily due to higher revenues, and improvement in broker productivity.

Six months ended June 30, 2018 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$996,870	$900,905	$18,947	$1,916,722
Total expenses	779,281	727,268	252,868	1,759,417
Total other income (losses), net	14,379	5,080	22,328	41,787
Income (loss) from operations before income taxes	$231,968	$178,717	$(211,593)	$199,092

Six months ended June 30, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$873,495	$739,963	$18,636	$1,632,094
Total expenses	705,485	604,382	182,279	1,492,146
Total other income (losses), net	8,717	—	3,412	12,129
Income (loss) from operations before income taxes	$176,727	$135,581	$(160,231)	$152,077

Segment Results for the Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

•

Revenues for Financial Services increased approximately $123.4 million, or 14.1%, to $996.9 million for the six months ended June 30, 2018 from $873.5 million for the six months ended June 30, 2017. BGC’s Financial Services revenues improved across all asset classes, primarily led by a 23.7% improvement from the Company’s foreign exchange brokerage, a 15.3% increase generated by equities, insurance, and other asset classes, a 14.6% growth in the Company’s energy and commodities business, and a 13.6% improvement from rates compared to the prior year period. In addition, the segment’s revenues improved year-over-year due to strong quarterly revenue growth from its fully electronic Fenics business.

•

Revenues for Real Estate Services increased approximately $160.9 million, or 21.8%, to $900.9 million for the six months ended June 30, 2018 from $740.0 million for the six months ended June 30, 2017. Real Estate Services’ generated strong year-on-year growth in real estate management and other services, leasing, and capital markets. This increase was primarily related to organic growth and the ASC 606 revenue recognition implementation.

Expenses

•

Total expenses for Financial Services increased approximately $73.8 million, or 10.5%, to $779.3 million for the six months ended June 30, 2018 from $705.5 million for the six months ended June 30, 2017. The increase in expenses for our Financial Services segment was primarily due to the impact of higher revenues on variable compensation and recent acquisitions, partially offset by continued merger-related cost savings.

•

Total expenses for Real Estate Services increased approximately $122.9 million, or 20.3%, to $727.3 million for the six months ended June 30, 2018 from $ 604.4 million for the six months ended June 30, 2017. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher brokerage revenues as well as expenses related to new hires.

•

Total expenses for the Corporate Items category increased approximately $70.6 million, or 38.7%, to $252.9 million for the six months ended June 30, 2018 from $182.3 million for the six months ended June 30, 2017. This increase was primarily due to compensation expense related to exchangeability granted to limited partnership interests during the period, as well as interest expense related to our borrowings.

Other income (losses), net

•

Other income (losses), net, for Financial Services increased approximately $5.7 million, or 65.0%, to a gain of $14.4 million for the six months ended June 30, 2018 from a gain of $8.7 million for the six months ended June 30, 2017. The increase in other income (losses), net, in our Financial Services segment was primarily due to the mark-to-market movements and/or hedging on the Marketable securities.

•

Other income (losses), net, for Real Estate Services recognized a gain of $5.1 million for the six months ended June 30, 2018. The gain is primarily due to the mark-to-market movements and/or hedging on the Nasdaq shares. Beginning with the third quarter of 2017, the Company recorded the receipt of Nasdaq payment as part of other income in Real Estate services. Nasdaq payments and the impact of related mark-to-market movements and/or hedging are still recorded within our Financial Services segment for all periods prior to the third quarter of 2017. This gain was partially offset by a non-cash loss of $2.8 million related to the variable share forward agreement with respect to Newmark’s expected receipt of the Nasdaq payments in 2019 and 2020.

•

Other income (losses), net, for the Corporate Items category increased approximately $18.9 million, a gain of $22.3 million for the six months ended June 30, 2018 from a gain of $3.4 million for the six months ended June 30, 2017. The increase in other income (losses), net for the Corporate Items category was primarily due to a gain of $20.6 million related to a fair value adjustment on an investment held by BGC during the six months ended June 30, 2018, partially offset by mark-to-market movements on certain Marketable securities.

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services increased approximately $55.2 million, or 31.3%, to $232.0 million for the six months ended June 30, 2018 from $176.7 million for the six months ended June 30, 2017. The increase in income (loss) from operations before income taxes is primarily due to the higher revenues across all asset classes, improved productivity, as well as mark-to-market movements and/or hedging on the Marketable securities.

•

Income (loss) from operations before income taxes for Real Estate Services increased $43.1 million, or 31.8%, to $178.7 million for the six months ended June 30, 2018 from $135.6 million for the six months ended June 30, 2017, primarily due to higher revenues, and improvement in broker productivity.

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

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017[3]	June 30, 2017[3]	March 31, 2017[3]	December 31, 2016[3]	September 30, 2016[1,2,3]
Revenues:
Commissions	$658,320	$668,599	$643,110	$582,106	$577,172	$545,720	$520,374	$492,808
Principal transactions	84,988	91,918	75,987	75,766	80,360	85,743	70,262	76,332
Gains from mortgage banking activities/originations, net	41,878	38,914	41,736	45,455	73,547	45,261	54,378	65,377
Real estate management and other services	107,121	96,878	70,046	60,798	51,589	50,630	55,841	49,373
Servicing fees	32,333	28,926	29,712	29,057	26,840	24,832	25,472	22,502
Fees from related parties	6,271	6,590	8,338	7,173	6,018	6,938	6,484	6,354
Data, software and post-trade	15,370	15,099	14,372	13,776	13,322	13,087	12,949	13,266
Interest income	12,366	8,748	10,194	11,726	19,177	10,006	9,544	8,012
Other revenues	1,429	974	739	1,171	876	976	454	796
Total revenues	960,076	956,646	894,234	827,028	848,901	783,193	755,758	734,820
Expenses:
Compensation and employee benefits	524,030	534,811	578,051	495,145	482,353	460,631	426,458	439,384
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	106,545	65,232	124,752	48,446	50,237	63,193	60,264	58,771
Total compensation and employee benefits	630,575	600,043	702,803	543,591	532,590	523,824	486,722	498,155
Occupancy and equipment	52,428	54,784	52,230	51,962	50,311	50,829	50,255	49,032
Fees to related parties	9,887	7,764	12,639	4,380	5,519	6,490	8,683	5,323
Professional and consulting fees	26,918	26,081	28,592	24,486	22,891	21,670	17,176	17,624
Communications	34,143	34,850	33,372	33,290	32,353	32,173	30,735	31,562
Selling and promotion	32,900	29,849	33,403	26,828	30,034	24,641	24,989	23,139
Commissions and floor brokerage	15,623	14,095	12,770	10,410	10,476	10,430	10,505	8,645
Interest expense	27,441	27,138	32,826	24,425	26,490	18,763	17,595	18,831
Other expenses	66,307	68,591	50,300	55,600	50,269	42,393	28,138	37,428
Total expenses	896,222	863,195	958,935	774,972	760,933	731,213	674,798	689,739
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	—	4	—	557	—	7,044
Gains (losses) on equity method investments	2,854	5,801	2,203	2,147	1,602	237	996	796
Other income (loss)	(810)	33,942	16	88,195	4,713	5,020	(979)	91,655
Total other income (losses), net	2,044	39,743	2,219	90,346	6,315	5,814	17	99,495
Income (loss) from operations before income taxes	65,898	133,194	(62,482)	142,402	94,283	57,794	80,977	144,576
Provision (benefit) for income taxes	15,908	35,763	95,184	31,854	16,552	6,678	14,614	30,273
Consolidated net income (loss)	49,990	97,431	(157,666)	110,548	77,731	51,116	66,363	114,303
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	14,787	38,657	(37,867)	29,019	24,811	14,291	21,924	27,092
Net income (loss) available to common stockholders	$35,203	$58,774	$(119,799)	$81,529	$52,920	$36,825	$44,439	$87,211

[1]	Financial results have been recast to include the financial results of Lucera.
[2]	Amounts include the gains related to the earn-out associated with the Nasdaq transaction recorded in Other income (loss).
[3]

Financial results have been retrospectively adjusted to include the financial results of Berkeley Point. See “Berkeley Point Acquisition and Related Transactions” herein for a summary of the impact on the Company’s quarterly and annual results of operations.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Brokerage revenue by product:
Rates	$145,148	$160,772	$118,618	$123,041	$133,469	$135,752	$116,117	$112,384
Foreign exchange	98,559	99,050	80,780	83,899	79,681	80,026	70,816	73,191
Credit	75,526	82,050	65,818	66,133	70,730	81,870	62,294	67,221
Energy and commodities	56,277	60,149	54,161	48,231	48,479	53,145	54,111	47,061
Equities, insurance, and other asset classes	87,965	97,754	86,703	79,657	85,324	75,706	41,950	39,076
Leasing and other services	178,142	159,378	186,146	158,604	144,681	127,574	144,521	139,109
Real estate capital markets	101,691	101,364	126,871	98,307	95,168	77,390	100,827	91,098
Total brokerage revenues	$743,308	$760,517	$719,097	$657,872	$657,532	$631,463	$590,636	$569,140
Brokerage revenue by product (percentage):
Rates	19.5%	21.1%	16.5%	18.7%	20.3%	21.5%	19.7%	19.7%
Foreign exchange	13.3	13.0	11.2	12.8	12.1	12.7	12.0	12.9
Credit	10.2	10.8	9.2	10.1	10.8	13.0	10.5	11.8
Energy and commodities	7.6	7.9	7.5	7.3	7.4	8.4	9.1	8.3
Equities, insurance, and other asset classes	11.8	12.9	12.1	12.1	13.0	12.0	7.1	6.9
Leasing and other services	23.9	21.0	25.9	24.1	22.0	20.2	24.5	24.4
Real estate capital markets	13.7	13.3	17.6	14.9	14.4	12.2	17.1	16.0
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Real Estate	$279,833	$260,742	$313,017	$256,911	$239,849	$204,964	$245,348	$230,207
Financial Services voice/hybrid	410,154	446,508	368,196	361,312	373,161	380,260	310,313	303,364
Financial Services fully electronic	53,321	53,267	37,884	39,649	44,522	46,239	34,975	35,569
Total brokerage revenues	$743,308	$760,517	$719,097	$657,872	$657,532	$631,463	$590,636	$569,140
Brokerage revenue by type (percentage):
Real Estate	37.6%	34.3%	43.5%	39.1%	36.5%	32.5%	41.5%	40.5%
Financial Services voice/hybrid	55.2	58.7	51.2	54.9	56.7	60.2	52.5	53.3
Financial Services fully electronic	7.2	7.0	5.3	6.0	6.8	7.3	6.0	6.2
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, Restricted cash, mortgage servicing rights, collateralized multifamily and commercial mortgage loans to be included in future sales, which are included in loans held for sale, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital intensive opportunities. Total assets at June 30, 2018 were $6.9 billion, an increase of 26.1% as compared to December 31, 2017. The increase in total assets was driven primarily by increases in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Restricted cash, Accrued commissions and other receivables, net, and Loans held for sale. We maintain a portion of our assets in cash and marketable securities, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase agreements) at June 30, 2018 of $453.4 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned increased to $57.4 million at June 30, 2018, compared to $33.0 million at December 31, 2017. Our Marketable securities decreased to $78.1 million at June 30, 2018, compared to $208.2 million at December 31, 2017. The decrease in marketable securities in the six months ending June 30, 2018, was primarily due to the sale of Nasdaq shares in the amount of $123.5 million, partially offset by $14.6 million of mark-to-market movements and/or hedging associated with previously earned Nasdaq shares (as discussed in Note 9—“Marketable Securities”). We did not have any Reverse repurchase agreements as of June 30, 2018 or December 31, 2017. We had Securities loaned of $77.5 million and Repurchase agreements of $1.0 million at June 30, 2018. We had Securities loaned of $202.3 million and no Repurchase agreements as of December 31, 2017.

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

On April 21, 2017, pursuant to a previously disclosed authorization by the Audit Committee of BGC’s Board of Directors, the Company entered into a $150.0 million revolving credit facility (the “Credit Facility”) with an affiliate of Cantor. BGC agreed to lend $150.0 million under the Credit Facility to such affiliate. On September 8, 2017, the outstanding balance of $150 million was repaid in its entirety. The Credit Facility was terminated on March 19, 2018.

On March 19, 2018, the Company entered into an unsecured senior credit agreement (the “BGC Credit Agreement”) with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the Credit Facility described above and was approved by the Audit Committee of BGC. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2019, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of June 30, 2018, there was $130.0 million of borrowings by BGC outstanding under this agreement. As of June 30, 2018, the interest rate on this facility was 5.34%. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250 million to $400 million that can be outstanding at any time.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of June 30, 2018 and December 31, 2017, there were no reverse repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2018, we had no investments in the program.

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

On September 8, 2017, BGC completed the acquisition of Berkeley Point (the “Berkeley Point Acquisition”), a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans, including those it originates. BGC acquired all of the outstanding membership interests of Berkeley Point Financial LLC for an acquisition price of $875 million, with $3.2 million of the acquisition price paid with 247,099 partnership units in BGC Holdings, L.P., pursuant to a Transaction Agreement, dated as of July 17, 2017, with Cantor and certain Cantor’s affiliates, including CCRE and Cantor Commercial Real Estate Sponsor, L.P., the general partner of CCRE. In accordance with this Transaction Agreement, Berkeley Point made a distribution of $89.1 million to CCRE related to the Berkeley Point Acquisition, for the amount that Berkeley Point’s net assets, inclusive of certain fair value adjustments, exceeded $508.6 million. Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment opportunities are available. The Company’s investment in Real Estate LP is accounted for under the equity method. Berkeley Point and Real Estate LP are part of Newmark Knight Frank, the Company’s Real Estate Services segment. In connection with these aforementioned transactions, BGC entered into a $400 million two-year unsecured senior revolving credit facility and a $575 million unsecured senior term loan maturing on the second anniversary of the BPF acquisition closing date.

On December 19, 2017, BGC Partners, Inc. and Newmark Group, Inc. announced the closing of the initial public offering of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share less underwriting discounts and commissions. On December 26, 2017, BGC Partners, Inc. and Newmark Group, Inc. announced that the underwriters of Newmark’s initial public offering exercised in full their overallotment option to purchase an additional 3 million shares of Newmark’s Class A common stock at the initial public offering price of $14.00 per share less underwriting discounts and commissions. As a result, Newmark has received aggregate net proceeds of $295.4 million from the initial public offering after deducting underwriting discounts and commissions and estimated offering expenses. The proceeds of the Newmark initial public offering were used to repay $304.3 million of the term loan. The initial public offering is part of the Company’s plan to separate its Real Estate Services business into a separate public company. Following some period after the expected offering, the Company may, subject to market and other conditions, distribute the shares that the Company will hold of the newly formed subsidiary pro rata to the Company’s stockholders in a manner intended to qualify as tax-free for U.S. federal income tax purposes.

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

On June 18, 2018 we entered into transactions related to the monetization of the shares of Nasdaq that we expect to receive in 2019 and 2020 (“the monetization”). The principal operating subsidiary of Newmark Group Inc. issued approximately $175 million of exchangeable preferred limited partnership units (“EPUs”) in a private transaction to The Royal Bank of Canada (“RBC”) (the “Newmark OpCo Preferred Investment”). Contemporaneously with the issuance of these EPUs, a newly formed special purpose vehicle, (the “SPV”) entered into two variable postpaid forward transactions (together, the “Forward”) with RBC. The SPV is an indirect subsidiary of Newmark whose sole asset is the Nasdaq share earn-outs for 2019 and 2020. RBC has rights to receive up to 992,247 shares of Nasdaq common stock in each of the fourth quarters of 2019 and 2020. The Forward is economically similar to at-the-money put options struck at Nasdaq’s June 18, 2018 closing price of $94.21, and provides Newmark with downside protection on the shares while allowing Newmark to retain all appreciation related to the 2019 and 2020 Nasdaq share earn-outs.

Net of transaction costs, Newmark received approximately $153.0 million of net proceeds and non-dilutive equity on its balance sheet from the monetization in the second quarter of 2018. Newmark used the net proceeds from the monetization to repay a portion of the $400.0 million Converted Term Loan which is due to mature on September 8, 2019. After this repayment, approximately $247.0 million of the Converted Term Loan remains outstanding. Approximately $153.0 million also became available to be drawn upon under BGC’s revolving credit facility. The monetization transaction had no impact on the approximately $91 million Nasdaq payment expected to be recognized by Newmark in the third quarter of 2018. Newmark retains the flexibility to monetize some or all of the anticipated Nasdaq payments from 2021 through 2027, which are not reflected on our balance sheet.

By monetizing these expected Nasdaq payments, Newmark and BGC have strengthened their balance sheets, improved their financial flexibility and improved their credit metrics. Newmark now expects to be in an even stronger position with respect to obtaining an investment grade rating, and repaying and/or refinancing Newmark’s debt owed to or guaranteed by BGC. We therefore believe that the monetization transaction moves us closer to completing the planned spin-off of Newmark. We have indicated that we intend to complete the necessary steps to achieve the spin-off by the end of 2018. We expect that the completion of the spin-off will require Newmark to obtain its own credit rating, which Newmark is in the process of obtaining. In addition, as necessary for the tax-free spin-off, Newmark expects to repay or refinance its debt owed to or guaranteed by BGC, which was $659.7 million as of June 30, 2018, and to repay or refinance the $270.0 million of borrowings outstanding under the Intercompany Credit Agreement, of which $258.7 million is pledged for the benefit of Fannie Mae in excess of the minimum required balance. Over time, we expect our stronger balance sheets to enhance our ability to invest and grow our businesses.

As a result of the earn-out, including the Nasdaq share payment expected to be realized in the third quarter of 2018, we expect to receive approximately $725 million in additional Nasdaq stock over time (stock value based on the August 1, 2018 closing price), which is not reflected on our balance sheet.

As of June 30, 2018, our liquidity, which we define as cash and cash equivalents, reverse repurchase agreements, marketable securities and securities owned, less securities loaned and repurchase agreements, was approximately $453.4 million. This does not include the approximately $725 million in additional Nasdaq stock (as described above) that we expect to receive over time. We expect to use our considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of BGC, all while maintaining or improving our investment grade rating.

Notes Payable, Other and Short-term Borrowings

Unsecured Senior Revolving Credit and Converted Term Loan Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provides for revolving loans of up to $400.0 million. The maturity date of the facility is September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the Converted Term Loan. The Converted Term Loan is guaranteed by the Company. The Company remains a borrower under, and retains access to, the revolving credit facility for any future draws, subject to availability which increases as Newmark repays the Converted Term Loan. Borrowings under the Converted Term Loan bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. As there were amounts outstanding under the senior term loan as of December 31, 2017, the pricing increased by 50 basis points, and if there are any amounts outstanding under the senior term loan as of June 30, 2018, the pricing shall increase by an additional 75 basis points (125 basis points in the aggregate) until the senior term loan is paid in full. From and after the repayment in full of the senior term loan, the pricing shall return to the levels previously described. During the three months ended June 30, 2018, the Company repaid $152.9 million of the Converted Term Loan. Subsequent to the repayment, the Company borrowed an additional $70.0 million from its committed unsecured senior revolving credit agreement.  As of June 30, 2018, there were $70.0 million of borrowings outstanding under the unsecured senior revolving credit agreement.  The approximated fair value of the unsecured senior revolving credit agreement was $70.0 million as of June 30, 2018.  As of June 30, 2018, there were $247.2 million of borrowings outstanding under the Converted Term Loan. The carrying value of the Converted Term Loan as of June 30, 2018 was $245.3 million, net of deferred financing costs of $1.9 million. As of June 30, 2018, the interest rate on the revolving credit agreement was 4.35% and the interest rate on the Converted Term Loan was 4.31%.

Unsecured Senior Term Loan Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The term loan credit agreement provides for loans of up to $575.0 million. The maturity date of the agreement is September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of the Company as borrower under the senior term loan. The senior term loan is guaranteed by the Company. There was no change in the maturity date or interest rate. Borrowings under this senior term loan bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. As there were amounts outstanding under the senior term loan as of December 31, 2017, the pricing increased by 50 basis points until the senior term loan is paid in full, and if there are any amounts outstanding under the senior term loan as of June 30, 2018, the pricing shall increase by an additional 75 basis points (125 basis points in the aggregate) until the senior term loan is paid in full. From and after the repayment in full of the senior term loan, the pricing shall return to the levels previously described. The senior term loan is also subject to mandatory prepayment from 100% of net cash proceeds of all material asset sales and debt and equity issuances by Newmark and its subsidiaries (subject to certain customary exceptions, including sales under the Company’s CEO sales program). The net proceeds from the Newmark initial public offering were used to partially repay $304.3 million of the senior term loan. During the six months ended June 30, 2018, the Company repaid the outstanding balance of $270.7 million on this term loan. As of June 30, 2018, there were no borrowings outstanding under the senior term loan.

8.125% Senior Notes

On June 26, 2012, we issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042 (the “8.125% Senior Notes”). The 8.125% Senior Notes are senior unsecured obligations. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes are listed on the New York Stock Exchange under the symbol “BGCA.” We used the proceeds to repay short-term borrowings under our unsecured revolving credit facility and for general corporate purposes, including acquisitions. In connection with the issuance of the 8.125% Senior Notes, the Company lent the proceeds of the 8.125% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of June 26, 2012, with an aggregate principal amount of $112.5 million payable to the Company (the “2042 Promissory Note”). On December 13, 2017, Newmark OpCo assumed all of the BGC U.S. OpCo’s rights and obligations under the promissory note. The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The carrying value of the 8.125% Senior Notes as of June 30, 2018 was $109.5 million. On August 1, 2018, the Company’s Board of Directors approved the redemption of the outstanding $112.5 million principal amount of its 8.125% Senior Notes. On August 3, 2018, the Company delivered a notice of redemption to the holders of the outstanding $112.5 million aggregate principal amount of the 8.125% Senior Notes, which redemption will occur on September 5, 2018.

5.375% Senior Notes

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes due 2019 (the “5.375% Senior Notes”). The 5.375% Senior Notes are general senior unsecured obligations of the Company. These 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes will be subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the indenture. The 5.375% Senior Notes will mature on December 9, 2019. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. In connection with the issuance of the 5.375% Senior Notes, the Company lent the proceeds of the 5.375% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of December 9, 2014, with an aggregate principal amount of $300 million to the Company. On December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the promissory note. The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The carrying value of the 5.375% Senior Notes as of June 30, 2018 was $298.6 million.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). The carrying value of these notes as of June 30, 2018 was $240.2 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were previously subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave us the ability to control the timing and process with respect to a full merger, was completed on January 12, 2016. Also on July 10, 2015, we guaranteed the obligations of GFI under these 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of the 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. On November 4, 2015, GFI, BGC and the Trustee entered into the First Supplemental Indenture supplementing the Indenture and incorporating BGC’s guarantee of the Notes (the “First Supplemental Indenture”). On January 13, 2016, Moody’s Investors Service further upgraded the credit rating on the 8.375% Senior Notes, eliminating the penalty interest. On July 19, 2018, the Company repaid the $240.0 million principal amount of its 8.375% Senior Notes upon their maturity.

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). The 5.125% Senior Notes are general senior unsecured obligations of the Company. These 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15.0 million of such senior notes and still holds such notes as of June 30, 2018. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The carrying value of the 5.125% Senior Notes as of June 30, 2018 was $297.4 million.

5.375% Senior Notes

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023 (the “5.375% Senior Notes due 2023”). The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. These 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $445.1 million, net of the discount and debt issuance costs of $2.7 million. On July 18, 2018, the Company drew down approximately $203.0 million in short-term borrowings and used these funds along with cash on hand to repay the $240.0 million of the 8.375% Senior Notes on July 19, 2018. The Company used the net proceeds from the 5.375% Senior Notes due 2023 to repay short-term borrowings in full. Additional net proceeds will be used for the authorized redemption of the $112.5 million aggregate principal amount of the 8.125% Senior Notes due 2042 and for general corporate purposes. In connection with the Separation, Newmark OpCo assumed the rights and obligations under the 2042 Promissory Note from BGC U.S. OpCo. On August 3, 2018, the Company delivered a notice of redemption to the holders of the outstanding $112.5 million aggregate principal amount of the 8.125% Senior Notes, which redemption will occur on September 5, 2018. On September 4, 2018, BGC U.S. OpCo will loan $112.5 million to Newmark OpCo pursuant to the existing Amended and Restated Credit Agreement (“Intercompany Credit Agreement”), dated as of March 19, 2018, between BGC and Newmark, which loan will bear interest at an annual rate equal to 6.5% (such loan, the “Intercompany Loan”). Newmark OpCo will use the proceeds of the Intercompany Loan to repay the BGC Note on, or immediately prior to, the redemption date. The Intercompany Loan has been approved by the Boards of Director and Audit Committee of each of BGC and Newmark.

In addition, in connection with the issuance of the 5.375% BGC Senior Notes due 2023, BGC lent the proceeds of the issuance to BGC U.S. OpCo, and BGC U.S. OpCo issued a promissory note, effective as of July 24, 2018, with an aggregate principal amount of $450.0 million payable to BGC.

In connection with the issuance of 5.375% Senior Notes due 2023, the Company recorded approximately $0.3 million in underwriting fees payable to CF&Co and $40.5 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. The Company also paid CF&Co an advisory fee of $0.2 million in connection with the issuance.

On July 31, 2018, the Company filed a Registration Statement on Form S-4 pursuant to which, once the Registration Statement on Form S-4 is declared effective by the SEC, the holders of the 5.375% Senior Notes due 2023, issued in a private placement on July 24, 2018, may exchange such notes for new registered notes with substantially identical terms.Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of June 30, 2018, the Company had $5.6 million outstanding related to this secured loan arrangement, which includes $50 thousand of deferred financing costs. The value of the fixed assets pledged as of June 30, 2018 was $0.2 million.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% and matures on May 31, 2021. As of June 30, 2018, the Company had $22.8 million outstanding related to this secured loan arrangement. The value of the fixed assets pledged as of June 30, 2018 was $11.4 million.

Warehouse Notes Payable

The Company uses its warehouse lines and a repurchase agreement to fund mortgage loans originated under its various lending programs. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third party purchase commitments. As of June 30, 2018, the Company had $950 million of warehouse lines and $325 million of uncommitted repurchase agreements (collectively, the “Agency Warehouse Facilities”). As of June 30, 2018, $540.6 million of the Agency Warehouse Facilities was drawn down.

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

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short term loans of up to $6.0 million (BRL 20.0 million). The maturity date of the agreement is August 20, 2018. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of June 30, 2018, there were $5.2 million (BRL 20.0 million) of borrowings outstanding under the facility. As of June 30, 2018, the interest rate was 9.8%.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line of up to $13.0 million (BRL 50.0 million). The maturity date of the agreement is September 14, 2018. This facility bears a fee of 1.00% per year. As of June 30, 2018, there were no borrowings outstanding under this facility.

CREDIT RATINGS

Our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.[1]	BBB-	Stable
Standard & Poor’s2	BBB-	Stable

[1]	On May 8, 2018, Fitch Ratings Inc. affirmed BGC’s Long-term Issuer Default Ratings at BBB- and assigned a stable rating outlook.
[2]	On May 14, 2018 Standard & Poor’s affirmed BGC’s issuer credit and senior unsecured ratings at BBB- and assigned a stable rating outlook.

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

We consider the following in analyzing changes in our liquidity:

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

As of June 30, 2018, the Company had $398.5 million of Cash and cash equivalents, and included in this amount was $216.3 million of Cash and cash equivalents held by foreign subsidiaries.

Discussion of the six months ended June 30, 2018

The table below presents our Liquidity Analysis as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
(in millions)
Cash and cash equivalents	$398.5	$634.3
Repurchase agreements	(3.1)	-
Securities owned	57.4	33.0
Marketable securities [1]	0.6	5.9
Total	$453.4	$673.2

[1]

As of June 30, 2018  and December 31, 2017, $77.5 million and $202.3 million, respectively, of Marketable securities on our balance sheet were lent in Securities loaned transactions and therefore are not included in this Liquidity Analysis.

The $219.8 million decrease in our liquidity position from $673.2 million as of December 31, 2017 to $453.4 million as of June 30, 2018 was primarily related to cash paid with respect to ordinary movements in working capital as well as continued investment in new revenue-generating hires. During the six months ended June 30, 2018, we borrowed $130.0 million from Cantor under the BGC Credit Agreement. We also borrowed $70.0 million under the unsecured senior revolving credit agreement. An amount of $312.9 million was pledged for the benefit of Fannie Mae, which included an elective excess of approximately $258.7 million above the required balance. The Company has chosen to maintain excess liquidity in the Fannie Mae restricted account as we believe this has a favorable impact on the Company’s credit. Additionally, we sold 19.9 million newly-issued Class A common shares for net proceeds of $274.8 million. Newmark used the proceeds to repay the remaining $270.7 outstanding balance of the $575 million unsecured senior term loan. The monetization of Newmark’s 2019 and 2020 Nasdaq shares generated $152.9 million. These funds were used to pay down $152.9 million of the unsecured term loan. The Company also sold 7.0 million newly-issued Class A common shares for net proceeds of $80.9 million. The proceeds were used for general corporate purposes.

Total equity increased and long-term debt decreased primarily due to the net impact of the above-mentioned share issuances and the subsequent use of funds by Newmark to repay the remaining balance of the unsecured senior term loan in full. We believe that the combination of lower long-term debt, increased total equity, and improving Adjusted EBITDA have strengthened the consolidated Company’s balance sheet and improved BGC’s credit ratios, including debt-to-equity, interest coverage, and debt to Adjusted EBITDA.

Below are the key steps that we plan to take toward our tax-free spin-off of Newmark:

•	First, Newmark intends to attain its own credit rating.
•

Second, Newmark expects to repay or refinance its $659.7 million of debt owed to or guaranteed by BGC, and to repay or refinance the $270.0 million of borrowings outstanding under the Intercompany Credit Agreement, of which $258.7 million is pledged for the benefit of Fannie Mae in excess of the minimum required balance. These are necessary for the spin-off to be tax-free.

Newmark’s management has begun the process of pursuing its own credit rating.

Discussion of the six months ended June 30, 2017

The table below presents our Liquidity Analysis as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
(in millions)
Cash and cash equivalents	$523.5	$535.6
Reverse repurchase agreements	—	54.7
Securities owned	33.7	35.3
Marketable securities [1]	73.9	164.8
Total	$631.1	$790.4

[1]	As of June 30, 2017, $95.3 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $159.3 million decrease in our liquidity position from $790.4 million as of December 31, 2016 to $631.1 million as of June 30, 2017 was primarily related to cash paid with respect to various acquisitions, redemptions and repurchases of shares and units, and ordinary changes in working capital. The Company also continued to invest in revenue generating hires.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of June 30, 2018.

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

The regulatory requirements described above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2018, our regulated subsidiaries held $618.0 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $386.2 million.

As a result of the Berkeley Point Acquisition, the Company is now subject to various capital requirements in connection with seller/servicer agreements that the Company has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in the Company’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the Company’s consolidated financial statements. As of June 30, 2018, the Company has met all capital requirements. As of June 30, 2018, the most restrictive capital requirement was Fannie Mae’s net worth requirement. The Company exceeded the minimum requirement by $456.8 million.

Certain of the Company’s agreements with Fannie Mae allow the Company to originate and service loans under Fannie Mae’s DUS Program. These agreements require the Company to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of the Company’s agreements with Freddie Mac allow the Company to service loans under Freddie Mac’s Targeted Affordable Housing Program (“TAH”). These agreements require the Company to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by the Company. As of June 30, 2018, the Company has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, the Company is required to advance to investors any uncollected principal and interest due from borrowers. As of June 30, 2018 and December 31, 2017, outstanding borrower advances were approximately $192.1 thousand and $120.4 thousand, respectively, and are included in “Other assets” in the accompanying consolidated statements of financial condition.

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

MiFID II requires a significant part of the market in these instruments to be executed on trading venues subject pre- and post-trade to transparency regimes, and non-discriminatory fee structures and access. In addition, it will have a particularly significant impact in a number of key areas, including corporate governance, transaction reporting, technology synchronization, best execution and investor protection. As was the case with the introduction of Dodd-Frank Act, including the ramification of Title VII across the financial markets, it is expected there will be a lengthy time period before all of the Regulatory Technical Standards are completely operative.

MiFID II is intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it is intended that Member States should have very similar regulatory regimes related to the matters addressed by MiFID. MiFID II will also introduce a new regulated execution venue category known as the Organized Trading Facility (“OTF”) that will capture much of the voice and hybrid oriented trading in EU. Much of our existing EU derivatives and fixed income execution business will in the future take place on OTFs. Rules on public and non-discriminatory pricing structures of venues, and the related uncertainty of retaining traditional forms of revenue under the new regime, are expected to be a focus of our U.K. regulated entities. We currently anticipate operating one OTF for each such U.K. regulated entity. In addition, the June 23, 2016 U.K. referendum vote to leave the EU and the U.K. Government triggering Article 50 of the Lisbon Treaty (thereby setting in motion the timetable for the U.K. to leave the EU) may impact future market structure and MiFID II rulemaking and implementation due to potential changes in mutual passporting between the U.K. and EU Member States.

In addition, the General Data Protection Regulation (“GDPR”), came into effect in the EU on May 25, 2018 and creates new compliance obligations in relation to personal data. The GDPR may affect our practices, and will increase financial penalties for noncompliance significantly.

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares outstanding at beginning of period	279,279,244	248,466,750	256,968,372	244,869,624
Share issuances:
Issuance of Class A common stock for general corporate purposes	7,000,000	—	24,923,714	—
Exchanges of limited partnership interests[1]	4,608,576	1,950,465	7,395,766	5,361,137
Compensation Awards	—	—	979,344	—
Acquisitions	687,376	968,705	1,004,472	1,341,783
Vesting of restricted stock units (RSUs)	100,790	80,629	381,674	437,018
Other issuances of Class A common stock	105,026	23,674	127,670	33,616
Treasury stock repurchases	(726,539)	(397,539)	(726,539)	(950,494)
Forfeitures of restricted Class A common stock	(144,630)	(35,598)	(144,630)	(35,598)
Shares outstanding at end of period	290,909,843	251,057,086	290,909,843	251,057,086

[1]

Because they are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into Class A common shares would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the three months ended June 30, 2018 and 2017. As of June 30, 2018 and 2017, there were 34,848,107 shares of the Company’s Class B common stock outstanding.

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

The table below represents unit redemption and share repurchase activity for the three and six months ended June 30, 2018.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[12]
January 1, 2018—March 31, 2018	1,723,654	$14.34
April 1, 2018—June 30, 2018	4,299,936	13.10
Total Redemptions	6,023,590	13.45
Repurchases[3,4]
January 1, 2018—March 31, 2018	—	$—
April 1, 2018—April 30, 2018	438,657	13.55
May 1, 2018—May 31, 2018	281,339	13.12
June 1, 2018—June 30, 2018	6,543	11.65
Total Repurchases	726,539	$13.37
Total Redemptions and Repurchases	6,750,129	$13.44	$106,137,021

1

During the three months ended June 30, 2018, the Company redeemed approximately 4.2 million limited partnership units at an aggregate redemption price of approximately $55.3 million for an average price of $13.10 per unit and approximately 0.1 million FPUs at an aggregate redemption price of approximately $1.0 million for an average price of $13.09 per unit. During the three months ended June 30, 2017, the Company redeemed approximately 1.6 million limited partnership units at an aggregate redemption price of approximately $18.5 million for an average price of $11.20 per unit and approximately 0.3 million FPUs at an aggregate redemption price of approximately $2.8 million for an average price of $10.72 per unit.

2

During the six months ended June 30, 2018, the Company redeemed approximately 5.9 million limited partnership units at an aggregate redemption price of approximately $80.0 million for an average price of $13.46 per unit and approximately 0.1 million FPUs at an aggregate redemption price of approximately $1.1 million for an average price of $13.13 per unit. During the six months ended June 30, 2017, the Company redeemed approximately 4.6 million limited partnership units at an aggregate redemption price of approximately $50.0 million for an average price of $10.97 per unit and approximately 0.3 million FPUs at an aggregate redemption price of approximately $3.0 million for an average price of $10.72 per unit.

3

During the three months ended June 30, 2018, the Company repurchased approximately 0.7 million shares of its Class A common stock at an aggregate purchase price of approximately $9.7 million for an average price of $13.37 per share. During the three months ended June 30, 2017, the Company repurchased approximately 0.4 million shares of its Class A common stock at an aggregate purchase price of approximately $4.5 million for an average price of $11.25 per share.

4

During the six months ended June 30, 2018, the Company repurchased approximately 0.7 million shares of its Class A common stock at an aggregate purchase price of approximately $9.7 million for an average price of $13.37 per share. During the six months ended June 30, 2017, the Company repurchased approximately 1.0 million shares of its Class A common stock at an aggregate purchase price of approximately $10.6 million for an average price of $11.14 per share.

The table above represents the gross unit redemptions during the six months ended June 30, 2018. Substantially all of the 6.0 million units above were redeemed using cash from our CEO program, and therefore did not impact the fully diluted number of shares and units outstanding.

The fully diluted weighted-average share count for the three months ended June 30, 2018 was as follows (in thousands):

Three Months Ended June 30, 2018
Common stock outstanding[1]	321,199
Partnership units[2]	158,740
RSUs (Treasury stock method)	311
Other	1,211
Total[3]	481,461

[1]

Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended June 30, 2018, the weighted-average number of Class A shares was 286.4 million shares and Class B shares was 34.8 million shares.

[2]

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2—“Limited Partnership Interests” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information).

[3]

For the quarter ended June 30, 2018, all potentially dilutive securities were included in the computation of fully diluted earnings per share. Also as of June 30, 2018, approximately 2.4 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange the 11,037,217 shares of BGC Class A common stock owned by them as of June 30, 2018 for the same number of shares of BGC Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of BGC Class B common stock, up to 34,649,693 shares of BGC Class B common stock.

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

Stock Option Exercises

No shares of our Class A common stock related to the exercise of stock options were issued during the six months ended June 30, 2018 and 2017.

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

As of June 30, 2018, we have issued and sold all 20,000,000 shares of Class A common stock under the Form S-3 Registration Statement with respect to the April 2017 Sales Agreement. As of June 30, 2018, we have sold 13,352,311 shares of our Class A common stock, (or $168.4 million), under the Form S-3 Registration Statement with respect to the March 2018 Sales Agreement.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2018, we have issued an aggregate of 12.1 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of June 30, 2018, we have issued approximately 382.2 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of our Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of June 30, 2018, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 175.0 million shares.

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

On July 31, 2018, the Company filed a Registration Statement on Form S-4 pursuant to which, once the Registration Statement on Form S-4 is declared effective by the SEC, the holders of the 5.375% Senior Notes due 2023, which were issued in a private placement, may exchange such notes for new registered notes with substantially identical terms.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

Since 2012, the Company has completed acquisitions whose purchase price included an aggregate of approximately 10.9 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $64.1 million), 10.7 million limited partnership units (with an acquisition date fair value of approximately $70.7 million) and $84.5 million in cash that may be issued contingent on certain targets being met through 2021.

As of June 30, 2018, the Company has issued 9.1 million shares of its Class A common stock, 8.5 million limited partnership units and $47.1 million in cash related to such contingent payments.

As of June 30, 2018, 1.6 million shares of the Company’s Class A common stock, 1.6 million limited partnership units and $19.1 million in cash remain to be issued if the targets are met.

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

As of June 30, 2018, there were 418,606 FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

GUARANTEE AGREEMENT FROM CF&CO

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement. During the three and six months ended June 30, 2018 and 2017, the Company recorded fees of $31.3 thousand and $62.5 thousand with respect to these guarantees.

DATA SHARING AGREEMENT

In June 2018, the Audit Committee authorized management to enter into certain data sharing arrangements with its affiliates, including Cantor.

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

During the three months ended June 30, 2018 and 2017, respectively, Lucera had $0.2 million and $0.3 million in related party revenues from Cantor. During the six months ended June 30, 2018 and 2017, respectively, Lucera had $0.3 million and $0.7 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.

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

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Notional Volume (in billions)
Total fully electronic volume	$5,254	$5,340	$4,503	$4,609	$4,432
Total hybrid volume[1]	68,388	64,967	63,727	61,866	57,597
Total fully electronic and hybrid volume	$73,642	$70,307	$68,230	$66,475	$62,029
Transaction Count (in thousands, except for days)
Total fully electronic transactions	2,709	2,739	2,227	2,231	2,034
Total hybrid transactions	1,400	1,443	1,289	1,313	1,247
Total transactions	4,109	4,182	3,516	3,544	3,281
Trading days	62	62	63	63	63

[1]	Hybrid is defined as transactions involving some element of electronic trading but executed by BGC’s brokers, exclusive of voice-only transactions.

Fully electronic volume, including new products, was $5.3 trillion for the three months ended June 30, 2018, compared to $4.4 trillion for the three months ended June 30, 2017. Our hybrid volume for the three months ended June 30, 2018 was $68.4 trillion, compared to $57.6 trillion for the three months ended June 30, 2017.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at June 30, 2018 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Notes payable and other borrowings[1]	$1,297,463	$252,971	$631,992	$300,000	$112,500
Warehouse notes payable	540,571	540,571	—	—	—
Operating leases[2]	534,695	77,218	123,268	104,537	229,672
Interest on notes payable and other borrowings[3] [4]	309,627	59,546	58,534	18,281	173,266
Short-term borrowings[5]	5,187	5,187	—	—	—
Interest on Short-term borrowings	112	112	—	—	—
One-time transition tax [6]	36,566	1,463	5,851	5,851	23,401
Other [7]	30,688	8,000	16,000	6,688	—
Total contractual obligations	$2,754,909	$945,068	$835,645	$435,357	$538,839

[1]

Notes payable and other borrowings reflects long-term borrowings of $400.0 million under the Company’s committed unsecured senior revolving credit agreement (the $400.0 million represents the principal amount of the loan; the carrying value of the loan as of June 30, 2018 was approximately $245.3 million), the issuance of $112.5 million of the 8.125% Senior Notes due June 26, 2042 (the $112.5 million represents the principal amount of the debt; the carrying value of the 8.125% Senior Notes as of June 30, 2018 was approximately $109.5 million), $300.0 million of the 5.375% Senior Notes due December 9, 2019 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of June 30, 2018 was approximately $298.6 million), $240.0 million of the 8.375% Senior Notes due July 19, 2018 (the $240.0 million represents the principal amount of the debt; the carrying value of the 8.375% Senior Notes as of June 30, 2018 was approximately $240.2 million), $300.0 million of the 5.125% Senior Notes due on May 27, 2021 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of June 30, 2018 was approximately $297.4 million), $5.6 million of collateralized borrowings due March 13, 2019, and an additional $22.8 million of collateralized borrowings due May 31, 2021. See Note 21— “Notes Payable, Other and Short-term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.

[2]

Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $2.9 million over the life of the agreement.

[3]	Interest on the $400.0 million of borrowings was projected by using the 1 month libor rate plus 225 bps as of June 30, 2018 through the loans maturity date on September 8, 2019.

[4]

The $173.3 million of interest on notes payable that are due in more than five years represents interest on the 8.125% Senior Notes. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, which may impact the actual interest paid.

5         Short-term borrowings reflects approximately $5.2 million (BRL 20.0 million) of borrowings under the Company’s committed unsecured loan agreement. See Note 21— “Notes Payable, Other and Short-term Borrowings,” for more information regarding this obligation.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grants of exchangeability to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended June 30, 2018 and 2017, we incurred compensation expense of $96.8 million and $38.2 million, respectively, related to the grant of exchangeability on partnership units. During the six months ended June 30, 2018 and 2017, we incurred compensation expense of $153.0 million and $92.0 million, respectively, related to the grant of exchangeability on partnership units

Employee Loans: We have entered into various agreements with certain employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The distributions are treated as compensation expense when made and the proceeds are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates.

As of June 30, 2018 and December 31, 2017, the aggregate balance of employee loans, net, was $409.6 million and $335.7 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2018 and 2017 was $9.2 million and $9.5 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2018 and 2017 was $16.8 million and $17.2 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

Income Taxes

We account for income taxes using the asset and liability method as prescribed in the U.S. GAAP guidance, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of our entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2—“Limited Partnership Interests” for a discussion of partnership interests), rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in our consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in our consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. We provide for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from our estimates under different assumptions or conditions. We recognize interest and penalties related to income tax matters in “Provision for income taxes” in our consolidated statements of operations.

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

Our board of directors and our Audit Committee have authorized repurchases of shares of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in us or in subsidiaries, including Newmark and its subsidiaries, from Cantor, our executive officers, other employees, partners and others. On August 1, 2018, BGC’s Board of Directors increased the Company’s repurchase authorization by $194 million to $300 million, and under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.

We expect to pay such dividends, if and when declared by our board of directors, on a quarterly basis. The dividend to our common stockholders is expected to be calculated based on post-tax adjusted earnings allocated to us and generated over the fiscal quarter ending prior to the record date for the dividend. No assurance can be made, however, that a dividend will be paid each quarter.

The declaration, payment, timing and amount of any future dividends payable by us will be at the sole discretion of our board of directors. We are a holding company, with no direct operations, and therefore we are able to pay dividends only from our available cash on hand and funds received from distributions from BGC U.S. OpCo and BGC Global OpCo and dividends from Newmark and distributions from Newmark Holdings and Newmark OpCo. Please see below “Newmark Dividend Policy.” Our ability to pay dividends may also be limited by regulatory considerations as well as by covenants contained in financing or other agreements. In addition, under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our capital (as defined under Delaware law), or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Accordingly, any unanticipated accounting, tax, regulatory or other charges against net income may adversely affect our ability to declare and pay dividends. While we intend to declare and pay dividends quarterly, there can be no assurance that our board of directors will declare dividends at all or on a regular basis or that the amount of our dividends will not change.

In addition, after the spin-off, BGC expects that its dividend policy will be to pay out at least 75% of Adjusted Earnings per share. Taking into account Newmark’s dividend policy of paying up to 25% of Adjusted Earnings per share, we expect the combined dividends of BGC and Newmark after the spin-off to be at least equivalent to the $0.18 per quarter currently paid by BGC. We expect these dividends to increase as the companies grow.

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

For the first quarter of 2018, Newmark’s board of directors declared a dividend of 9 cents per share based on management’s current expectation of its post-tax Adjusted Earning per fully diluted share for the year, and has indicated that it expects such dividend to remain consistent for the full year. To the extent that 25% of Newmark’s post-tax Adjusted Earnings per fully diluted share for the year exceeds this dividend on an annualized basis (i.e. an expected aggregate of $0.36 for four quarters), Newmark does not expect that its board of directors will increase the amount of the quarterly dividend payment during the year, or make downward adjustments in the event of a shortfall, although no assurance can be given that adjustments will not be made during the year. Newmark has indicated that it expects to announce the annual expected dividend rate in the first quarter of each year. On August 1, 2018, Newmark’s Board of Directors increased Newmark’s authorization of repurchases of shares of Newmark’s Class A common stock by $100 million to $200 million.

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of June 30, 2018, there were 290,909,843 shares of our Class A common stock outstanding, of which 11,037,217 shares were held by Cantor and CFGM, Cantor’s managing general partner. On June 21, 2017, Cantor pledged 10,000,000 shares of our Class A common stock in connection with a partner loan program. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of June 30, 2018, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 56.2% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through June 30, 2018, Cantor has distributed to its current and former partners an aggregate of 20,836,626 shares of BGC Class A common stock, consisting of (i) 19,372,634 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,463,992 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of June 30, 2018, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,770,345 shares of BGC Class A common stock, consisting of 13,999,110 April 2008 distribution rights shares and 1,771,235 February 2012 distribution rights shares.

We received shares of Newmark in connection with the Separation, and Newmark completed the Newmark IPO on December 19, 2017. As of June 30, 2018, we held 115,593,786 shares of Newmark’s Class A common stock, representing approximately 83.2% of Newmark’s outstanding Class A common stock. In addition, as of June 30, 2018, we held 15,840,049 shares of Newmark’s Class B common stock, representing all of the outstanding shares of Newmark’s Class B common stock. The remaining shares of Newmark’s Class A common stock are held by the public.

From time to time, we may actively continue to repurchase shares of BGC Class A common stock, or repurchase shares of Newmark’s Class A common stock, including from Cantor, Newmark, our executive officers, other employees, partners and others.

BGC Partners, Inc. Partnership Structure

  We are a holding company with no direct operations, and we conduct substantially all of our operations through our operating subsidiaries. Our Financial Services business is operated through two operating partnerships, BGC U.S. OpCo, which holds our U.S. businesses, and BGC Global OpCo, which holds our non-U.S. businesses. Our Real Estate Services business is held through our Class A and Class B share ownership in Newmark which is a publicly traded subsidiary, and our limited partnership interests in Newmark Holdings and Newmark OpCo.

Newmark is also a holding company with no direct operations and conducts substantially all of its operations through its operating subsidiary Newmark OpCo. For more details about Newmark’s structure, see “Structure of Newmark” below.

For our Financial Services business, the limited partnership interests of the two operating partnerships are held by us and BGC Holdings, and the limited partnership interests of BGC Holdings are currently held by limited partnership unit holders, founding partners, and Cantor. We hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of BGC Holdings, and serve as the general partner of BGC Holdings, which entitles us to control BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. OpCo general partnership interest and the BGC U.S. OpCo special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC U.S. OpCo, and the BGC Global OpCo general partnership interest and the BGC Global OpCo special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC Global OpCo, and serves as the general partner of BGC U.S. OpCo and BGC Global OpCo, all of which entitle BGC Holdings (and thereby us) to control each of BGC U.S. OpCo and BGC Global OpCo. BGC Holdings holds its BGC Global OpCo general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited.

As of June 30, 2018, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests consisting of 325,757,950 units and 325,757,950 units, representing approximately 66.3% and 66.3% of the outstanding BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests consisting of 165,803,389 units and 165,803,389 units, representing approximately 33.7% and 33.7% of the outstanding BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, respectively.

Limited partnership unit holders, founding partners, and Cantor directly hold BGC Holdings limited partnership interests. Since BGC Holdings in turn holds BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, limited partnership unit holders, founding partners, and Cantor indirectly have interests in BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests. Further, in connection with the Separation and Distribution Agreement, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests who at that time held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, equal in number to a BGC Holdings limited partnership interest divided by 2.2 (i.e., 0.454545 of a unit in Newmark Holdings). Accordingly, existing partners at the time of the Separation in BGC Holdings are also partners in Newmark Holdings and hold corresponding units issued at the applicable ratio. Thus, such partners now also have an indirect interest in Newmark OpCo. Substantially all of the existing types of BGC Holdings partnership units have been replicated at Newmark Holdings. See “Structure of Newmark” below for detailed information about the Newmark Holdings partnership interests.

As of June 30, 2018, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 101,288,432 limited partnership units, 12,151,993 founding partner units and 52,362,964 Cantor units.

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

Cantor units in BGC Holdings are generally exchangeable, when paired with 0.4647 (immediately following the close of the second quarter of 2018) of a Newmark Holdings Cantor unit, for up to 34,649,693 shares of our Class B common stock (or, at Cantor’s option or if there are no such additional authorized but unissued shares of our Class B common stock, our Class A common stock) subject to adjustments. Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable BGC Holdings founding partner units owned by persons who were previously Cantor partners prior to our 2008 acquisition of the BGC business from Cantor. Cantor has exercised this right from time to time.

As of June 30, 2018, there were 418,606 FPUs and 199,427 FPUs remaining which BGC Holdings and Newmark Holdings, respectively, had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of June 30, 2018, there were 20,950,083 such units granted and outstanding in BGC Holdings.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 11,037,217 shares of BGC Class A common stock owned by them as of June 30, 2018 for the same number of shares of BGC Class B common stock. Cantor would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by it for shares of BGC Class B common stock, up to 34,649,693 shares of BGC Class B common stock.

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

•an adjustment of the exchange mechanism between the Newmark IPO and the Distribution so that one exchangeable BGC Holdings unit, together with a number of exchangeable Newmark Holdings units equal to the distribution ratio divided by the Newmark Holdings exchange ratio as of such time, must be exchanged in order to receive one share of BGC Class A common stock; and

•a right of the employer of a partner (whether it be Newmark or BGC) to determine whether to grant exchangeability with respect to Legacy BGC Holdings Units or Legacy Newmark Holdings Units held by such partner.

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

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16,606,726 newly issued exchangeable limited partnership units (the “Units”) of Newmark Holdings for approximately $242.0 million (the “Investment in Newmark”). The price per Unit was based on the $14.57 closing price of Newmark’s Class A common stock, par value $0.01 per share (the “Class A common stock”), on March 6, 2018 as reported on the NASDAQ Global Select Market. These newly-issued Units are exchangeable, at BGC’s discretion, into either shares of Class A common stock or shares of Class B common stock, par value $0.01 per share, of Newmark (the “Newmark Class B common stock”).

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

BGC and its operating subsidiaries funded the Investment in Newmark using the proceeds of its Controlled Equity Offering Class A common stock sales program pursuant to the April 2017 Sales Agreement with respect to 20,000,000 shares of Class A common stock. Since January 1, 2018, BGC has sold an aggregate of 17,224,515  newly-issued Class A common shares under the April 2017 Sales Agreement for net proceeds of $238.5 million. Approximately $242.0 million of gross proceeds were used to make the Investment in Newmark. The remaining funds were used to repurchase shares of BGC’s Class A common stock and to purchase or redeem limited partnership interests of BGC Holdings, L.P. (“BGC Holdings”) and exchangeable limited partnership interests of Newmark Holdings. All of the shares under the April 2017 Sales Agreement have been sold as of the date hereof.

Since January 1, 2018, BGC has sold an aggregate of 13,352,311 newly-issued Class A common shares under the March 2018 Sales Agreement for net proceeds of $165.1 million.

As of June 30, 2018, BGC Partners and its operating subsidiaries owned 16.6 million limited partnership units in Newmark Holdings, primarily as a result of the Investment in Newmark, and 4.8 million limited partnership interests in Newmark OpCo.

The Distribution (Spin-off)

We have indicated that we intend to complete the necessary steps to achieve the spin-off by the end of 2018. We expect that the completion of the spin-off will require Newmark to obtain its own credit rating, which Newmark is in the process of obtaining. In addition, as necessary for the tax-free spin-off, Newmark expects to repay or refinance its debt owed to or guaranteed by BGC, which was $659.7 million as of June 30, 2018, and to repay or refinance the $270.0 million of borrowings outstanding under the Intercompany Credit Agreement, of which $258.7 million is pledged for the benefit of Fannie Mae in excess of the minimum required balance.

The following diagram illustrates our organizational structure as of June 30, 2018, following the Separation and the Newmark IPO. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, Newmark, Newmark OpCo

or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings and Newmark Holdings and the public’s interest in Newmark.* In addition, the diagram does not reflect the exchangeable preferred limited partnership units in Newmark OpCo held by The Royal Bank of Canada. Holders of the EPUs are not allocated any gains or losses for tax purposes and are not entitled to regular distributions. For additional information regarding the EPUs, please see the section titled “Exchangeable Preferred Partnership Units and Forward Contract” in Note 1—“Organization and Basis of Presentation” and the section titled “Exchangeable preferred Limited Partnership Units” in Note 2—“Limited Partnership Interests” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

STRUCTURE OF BGC PARTNERS, INC. FOLLOWING NEWMARK IPO

Cantor Fitzgerald
Public Stockholders of BGC Partners, Inc.
Public Stockholders of Newmark Group, Inc.
• Class A common stock (85.9% of economics and 43.8% of voting power of BGC Partners, Inc.
• 56.9% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (3.4% of economics and 1.7% of voting power of BGC Partners, Inc.) and Class B common stock (10.7% of economics and 54.5% of voting power of BGC Partners, Inc.)
• 9.3% indirect economic interest in BGC U.S. and BGC Global
• Limited Partnership Interests (31.6% of economics of BGC Holdings)
• 10.7% indirect economic interest in BGC U.S. and BGC Global
• Limited Partnership Interests (25.1% of economics of Newmark Holdings)
• 9.3% indirect economic interest in Newmark OpCo
• Class A common stock (15.1% of economics and 7.8% of voting power of Newmark Group Inc.)
• 9.2% indirect economic interest in Newmark OpCo
• Class A common stock (74.7% of economics and 38.9% of voting power of Newmark Group, Inc.)
• 100% Class B common stock (10.2% of economics and 53.3% of voting power)
• 51.9% indirect economic interest in Newmark OpCo
BGC Partners, Inc.
Newmark Group, Inc.
• Limited Partnership Interests (13.2% of economics of Newmark Holdings) Limited Partnership
• Interest 1.9% of economics of Newmark OpCo) 6.8% indirect economic interest in Newmark OpCo
Limited Partners/ Employees
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (68.4% of economics of BGC Holdings)
• 23.1% indirect economic interest in BGC U.S. and BGC Global
• Limited Partnership Interests (57.2% of economics of Newmark Holdings)
• 21.2% indirect economic interest in Newmark OpCo
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interest (66.3% of economics of BGC U.S.)
BGC Holdings
• Limited Partnership Interest (66.3% of economics of BGC Global)
• Limited Partnership Interest 61.1% of economics of Newmark OpCo)
• General Partner Interest (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interest (33.7% of economics of BGC U.S.)
• General Partner Interest (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interest (33.7% of economics of BGC Global)
BGC U.S. OpCo
BGC Global OpCo
• BGC OpCos own Limited Partnership Interest 4.5% of economics of Newmark Holdings
• 1.7% indirect economic interest in Newmark OpCo
Newmark Holdings
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interest (37.0% of economics of Newmark OpCo)
Newmark OpCo

*Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its BGC Class B common stock into Class A common stock, Cantor would hold 14.1% of the voting power, and the public stockholders would hold 85.9% of the voting power (and Cantor’s indirect economic interests in BGC U.S. OpCo and BGC Global OpCo would remain unchanged). Similarly, shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if BGC converted all of its Newmark Class B common stock into Class A common stock, BGC would hold 84.9% of the voting power of Newmark, and the public stockholders would hold 15.1% of the voting power (and BGC’s indirect economic interests in Newmark OpCo would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of BGC Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 20,950,083 BGC Holdings Preferred Units and 8,406,044 Newmark Holdings Preferred Units granted and outstanding (see “Partnership Structure” herein); (c) 8,324,274 forfeited BGC Holdings limited partnership interests; (d) 3,930,910 forfeited Nemark Holdings limited partnership interests; and (e) 6,903,920 N Units in BGC Holdings and 2,347,149 N Units in Newmark Holdings outstanding. In addition, the diagram does not reflect the exchangeable preferred limited partnership units in Newmark OpCo (“EPUs”) held by RBC. Holders of the EPUs are not allocated any gains or losses for tax purposes and are not entitled to regular distributions.  See Note 1—“Organization and Basis of Presentation,” to our unaudited condensed consolidated financial statements for further details on our regulatory requirements.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2018 through June 30, 2018 as follows: (a) an aggregate of 15,439,585 limited partnership units granted by BGC Holdings; (b) 17,224,515 shares of Class A common stock sold by us under the April 2017 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-214772); (c) 13,352,311 shares of Class A common stock sold by us under the March 2018 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-223550), but not the remaining $131.6 million of stock remaining for sale by us under such sales agreement; (d) 381,674 shares of Class A common stock issued for vested restricted stock units; (e) 1,004,472 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 7,947,818 shares remaining available for issuance by us under such Registration Statement; (f) 40,532 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,617,842 shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); and (g) 8,697 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 974,563 shares remaining available for sale by selling stockholders under such Registration Statement.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2018 through June 30, 2018 as follows: (a) BGC Partners and its operating subsidiaries’ purchase of 16,606,726 limited partnership units in Newmark Holdings (through the Investment in Newmark); (b) an aggregate of 10,489,433 limited partnership units granted by Newmark Holdings; and (c) 327,746 shares of Class A common stock issued for deferred compensation.

Structure of BGC Following the Distribution (Spin-off)

We have advised Newmark that we currently expect to pursue a distribution, or spin-off, to our stockholders of all of the Class A and Class B shares of Newmark common stock that we then own in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes. As currently contemplated, shares of Newmark Class A common stock held by us would be distributed to the holders of shares of our Class A common stock, and shares of Newmark Class B common stock held by us would be distributed to the holders of shares of our Class B common stock. The determination of whether, when and how to proceed with any such distribution is entirely within the discretion of BGC.

Following the distribution, BGC Partners, Inc. and its subsidiaries are expected not to have any ownership interest in Newmark Group, Inc. or its subsidiaries.

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

Assumption and Repayment of Indebtedness

In connection with the Separation and prior to the closing of the Newmark IPO, Newmark assumed from us the Term Loan and the Converted Term Loan. Newmark OpCo also assumed from BGC U.S. OpCo the BGC Notes. Newmark contributed all of the net proceeds of Newmark IPO to Newmark OpCo in exchange for a number of units representing Newmark OpCo limited partnership interests equal to the number of shares issued by Newmark in the Newmark IPO. Newmark OpCo used all of such net proceeds to partially repay intercompany indebtedness owed by Newmark OpCo to Newmark in respect of the Term Loan (which intercompany indebtedness was originally issued by BGC U.S. OpCo and was assumed by Newmark OpCo in connection with the Separation). Newmark used all of such repayment from Newmark OpCo to partially repay the Term Loan. The Term Loan had a maturity date of

September 8, 2019, and was repaid in full on March 9, 2018. Pursuant to the Term Loan, in the event that any member of the Newmark group received net proceeds from the incurrence of indebtedness for borrowed money or an equity issuance (in each case subject to certain exceptions), Newmark OpCo was obligated to use such net proceeds to repay the remaining intercompany indebtedness owed by Newmark OpCo to Newmark in respect of the Term Loan (which in turn Newmark were obligated to the remaining amount outstanding on the Term Loan), and thereafter, to repay the remaining intercompany indebtedness owed by Newmark OpCo to Newmark in respect of the Converted Term Loan (which in turn Newmark will use to repay the remaining amount outstanding on the Converted Term Loan). On June 19, 2018, Newmark OpCo repaid approximately $153 million of the outstanding principal amount under the Converted Term Loan, which amount then became available for BGC Partners to draw upon under its Revolving Credit Facility. As of June 30, 2018, there were $70.0 million of borrowings outstanding under the Revolving Credit Facility. As of June 30, 2018, there were $247.2 million of borrowings outstanding under the Converted Term Loan. Following the repayment of the Term Loan and the Converted Term Loan, in the event that any member of the Newmark group receives net proceeds from the incurrence of indebtedness for borrowed money (subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the BGC Notes. In addition, Newmark will be obligated to repay any remaining amounts under the BGC Notes prior to the spin-off.

On March 19, 2018, Newmark and BGC Partners entered into an Intercompany Credit Agreement and on the same date, Newmark borrowed $150.0 million from BGC Partners pursuant to the facilities under the Intercompany Credit Agreement at a rate of LIBOR plus 3.25%, which may be adjusted based on the higher of BGC’s or Newmark’s short-term borrowing rate then in effect. As of June 30, 2018, the interest rate was 5.31% and Newmark’s total net borrowings under the Intercompany Credit Agreement were $270.0 million.

BGC March 2018 Investment in Newmark

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16,606,726 newly issued exchangeable limited partnership units of Newmark Holdings for an aggregate investment of approximately $242.0 million. The price per unit was based on the $14.57 closing price of our Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These units are exchangeable, at BGC Partners’ discretion, into either shares of our Class A common stock or our Class B common stock. Following such issuance, BGC Partners owned 83.4% of our 138.6 million shares of Class A common stock issued and outstanding on March 7, 2018 and 100% of our 15.8 million issued and outstanding shares of Class B common stock. Including the newly issued exchangeable limited partnership units of Newmark Holdings, BGC group owned 59.2% of the 253.0 million fully diluted shares of Newmark outstanding on March 7, 2018. The balance of our fully diluted share count was owned by the public, Cantor, partners of Newmark Holdings, and employees. Because Newmark limited partnership units are not entitled to a vote until they are exchanged for Newmark common stock, BGC group’s voting power with respect to Newmark did not change as a result of the March 7, 2018 investment. If BGC group were to exchange such units into shares of our Class B common stock, BGC group would have 95.0% of our total voting power as of June 30, 2018 (or 92.7% if BGC group were to exchange such units into shares of our Class A common stock).

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

Structure of Newmark Following the Separation and Newmark IPO

As of June 30, 2018, there were 138,921,533 shares of Newmark’s Class A common stock issued and outstanding. BGC Partners held 115,593,786 shares of Newmark’s Class A common stock, representing approximately 83.2% of Newmark’s outstanding Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of Newmark stockholders. In addition, BGC Partners held 15,840,049 shares of Newmark’s Class B common stock, representing all of the outstanding shares of Newmark’s Class B common stock. Together, the shares of Class A common stock and Class B common stock held by BGC Partners represented approximately 92.2% of Newmark’s total voting power. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of Newmark stockholders, each share of Class B common stock is entitled to 10 votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of Newmark stockholders. We expect Newmark to retain its dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of such Class B common stock into shares of Class A common stock. Newmark’s certificate of incorporation does not provide for automatic conversion of shares of Class B common stock into shares of Class A common stock upon the occurrence of any event.

Newmark holds the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle Newmark to remove and appoint the general partner of Newmark Holdings, and serve as the general partner of Newmark Holdings, which entitles Newmark to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby Newmark) to control Newmark OpCo. In addition, as of June 30, 2018, Newmark directly held Newmark OpCo limited partnership interests consisting of approximately 154,761,582 units representing approximately 61.1% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). Newmark is a holding company that will hold these interests, serve as the general partner of Newmark Holdings and, through Newmark Holdings, act as the general partner of Newmark OpCo. As a result of Newmark’s ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, Newmark will consolidate Newmark OpCo’s results, and we will consolidate Newmark’s results, for financial reporting purposes.

Cantor, BGC Partners (including through its operating subsidiaries), founding partners, working partners and limited partnership unit holders directly hold Newmark Holdings limited partnership interests. Newmark Holdings, in turn, holds Newmark OpCo limited partnership interests, and, as a result, Cantor, BGC Partners (including through its operating subsidiaries), founding partners, working partners and limited partnership unit holders in Newmark Holdings indirectly have interests in Newmark OpCo limited partnership interests. In accordance with the Separation and Distribution Agreement, BGC owns limited partnership interests in Newmark OpCo as a result of issuances of BGC Class A common stock, primarily related to the redemption of limited partnership interests in BGC Holdings and Newmark Holdings. Prior to the Newmark spin-off, these limited partnership interests held by BGC in the Newmark OpCo will be exchanged into Newmark Class A or Class B common stock, and will be included as part of the Newmark Distribution to BGC shareholders. In addition, RBC holds approximately $175 million of EPUs issued by Newmark OpCo in connection with the Newmark OpCo Preferred Investment.

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

Each unit of Newmark Holdings limited partnership interests held by Cantor is exchangeable with Newmark for a number of shares of Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, a number of shares of Class A common stock) equal to the exchange ratio (which was initially one, but is subject to adjustments as set forth in the Separation and Distribution Agreement). Prior to the Distribution, however, such exchanges are subject to the limitation as described below.

As of June 30, 2018, 5,676,703 Newmark founding partner interests were outstanding. These founding partner interests were issued in the Separation to holders of BGC Holdings founding partner interests, who received such founding partner interests in connection with our acquisition of the BGC business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding partners are not exchangeable with Newmark unless (1) Cantor acquires such interests from Newmark Holdings upon termination or bankruptcy of the founding partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with Newmark for Newmark’s Class A common stock or Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding partners with Newmark for Newmark’s Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark’s Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustments as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding partner interests are exchangeable with Newmark for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark’s Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustments as set forth in the Separation and Distribution Agreement). Once a Newmark Holdings founding partner interest becomes exchangeable, such founding partner interest is automatically exchanged upon a termination or bankruptcy (x) with BGC Partners for Class A common stock of BGC Partners (after also providing the requisite portion of BGC Holdings founding partner interests) if the termination or bankruptcy occurs prior to the Distribution and (y) in all other cases, with us for Newmark’s Class A common stock.

Further, Newmark provides exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of June 30, 2018, 74,062,985 Newmark Holdings limited partnership units were outstanding (including founding partner interests and working partner interests, and units held by BGC partners (including through its operating subsidiaries)). Limited partnership units will be only exchangeable with Newmark in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in its sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

Notwithstanding the foregoing, prior to the Newmark Distribution (or spin-off), without our prior consent, no Newmark Holdings limited partnership interests shall be exchangeable into shares of Newmark Class A common stock or Class B common stock. Prior to the spin-off, unless otherwise agreed by us, in order for a partner to exchange an exchangeable limited partnership interest in BGC Holdings or Newmark Holdings into a share of BGC common stock, such partner must exchange both one BGC Holdings exchangeable unit and a number of a Newmark Holdings exchangeable unit equal to the distribution ratio (which is 0.4647 immediately following the close of the second quarter 2018), divided by the exchange ratio, in order to receive one share of BGC Partners common stock. Prior to the spin-off, to the extent that BGC receives any Newmark OpCo units as a result of any exchange of Newmark Holdings exchangeable unit as described in the immediately preceding sentence or as a result of any contribution by BGC to Newmark OpCo or purchase by BGC of Newmark OpCo units, then, in each case, BGC will contribute such Newmark OpCo units to Newmark in exchange for a number of shares of Newmark common stock equal to the number of such Newmark OpCo units multiplied by the exchange ratio (with the class of shares of our common stock corresponding to the class of shares of common stock that BGC issued upon such exchange).

The exchange ratio between Newmark Holdings limited partnership interests and Newmark’s common stock was initially one. However, this exchange ratio will be adjusted as Newmark’s dividend policy and the distribution policy of Newmark Holdings are different. See “Dividend Policy” above for further details. With each exchange, Newmark’s direct and indirect (and, prior to the spin-off and as described above, BGC’s indirect) interest in Newmark OpCo will proportionately increase because, immediately following an exchange, Newmark Holdings will redeem the Newmark Holdings unit so acquired for the Newmark OpCo limited partnership interest underlying such Newmark Holdings unit.

The profit and loss of Newmark OpCo and Newmark Holdings, as the case may be, are allocated based on the total number of Newmark OpCo units (not including EPUs) and Newmark Holdings units, as the case may be, outstanding.

The following diagram illustrates the ownership structure of Newmark as of June 30, 2018. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo, BGC, BGC OpCos or Cantor: the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the exchangeable preferred limited partnership units in Newmark OpCo held by The Royal Bank of Canada. Holders of the EPUs are not allocated any gains or losses for tax purposes and are not entitled to regular distributions. For additional information regarding the EPUs, please see the section titled “Exchangeable Preferred Partnership Units and Forward Contract” in Note 1—“Organization and Basis of Presentation” and the section titled “Exchangeable preferred Limited Partnership Units” in Note 2—“Limited Partnership Interests” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The diagram above does not show certain (a) operating subsidiaries that are organized as corporations whose equity are either wholly owned by Newmark or whose equity are majority-owned by Newmark with the remainder owned by Newmark OpCo or (b) EPUs issued by Newmark OpCo held by RBC.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $78.1 million as of June 30, 2018. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 9—“Marketable Securities” and Note 12—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar weakening against both the British Pound and the Euro. If as of June 30, 2018, the U.S. Dollar had weakened against both the British Pound and the Euro by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $0.2 million.

Interest Rate Risk

BGC Partners had $974.0 million in fixed-rate debt outstanding as of June 30, 2018. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

In our Real Estate Services business, Newmark assumed from us the Term Loan and Converted Term Loan. Newmark OpCo also assumed from BGC U.S. OpCo certain note obligations owed to BGC Partners that have an outstanding principal amount of $412.5 million, plus accrued and unpaid interest thereon (which we refer to as the “BGC Notes”. See “Newmark IPO and Separation Transactions” contained in Part I, Item 1—“Business” of our Annual Report on Form 10-K. Following the Newmark IPO and the repayment of the Term Loan and the Converted Term Loan, in the event that any member of the Newmark group receives net proceeds from the incurrence of indebtedness for borrowed money (subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the BGC Notes. In addition, Newmark will be obligated to repay any remaining amounts under the Term Loan, Converted Term Loan, and BGC Notes prior to the Distribution. Subsequent to the Newmark IPO, Newmark intends to replace the financing provided by the BGC Notes that remain outstanding with new senior term loans (which may be secured or unsecured), new senior unsecured notes, other long- or short-term financing or a combination thereof in an aggregate principal amount of approximately $412.5 million. While the terms of these borrowings, including the interest rates, have not yet been determined, our interest expense could be exposed to changes in interest rates. In that event, Newmark may enter into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of June 30, 2018 and 2017 was 209 basis points and 123 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by approximately $8.4 million based on our escrow balance as of June 30, 2018 compared to $15.7 million based on our escrow balance as of June 30, 2017. A 100-basis point decrease in 30-day LIBOR would decrease our annual earnings by approximately $8.4 million based on the escrow balance as of June 30, 2018 compared to $15.7 million decrease based on a decrease in 30-day LIBOR to zero and our escrow balance as of June 30, 2017.

We use warehouse facilities, borrowings from related parties, and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual net interest income by approximately $5.4 million based on our outstanding balances as of June 30, 2018 compared to $9.3 million based on our outstanding balances as of June 30, 2017. A 100-basis point decrease in 30-day LIBOR would increase our annual earnings by approximately $5.4 million based on our outstanding warehouse balance as of June 30, 2018 compared to $9.3 million increase based on a decrease in 30-day LIBOR to zero as of June 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

During the three months ending June 30, 2018, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our indebtedness, which at June 30, 2018 was $1,424.5 million, may have important, adverse consequences to us and our investors, including:

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

To the extent that we incur additional indebtedness or seek to refinance our existing debt the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.

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

In our Real Estate Services business, we require a significant amount of short-term funding capacity for loans we originate through Berkeley Point. As of June 30, 2018, Berkeley Point had $1.0 billion of committed loan funding available through three commercial banks and an uncommitted $325 million Fannie Mae loan repurchase facility. Consistent with industry practice, Berkeley

Point’s existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing, which we may be unable to find on favorable terms, or at all, and, in such event, we might not be able to originate loans, which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

On May 8, 2018, Fitch Ratings Inc. affirmed our Long-term Issuer Default Ratings at “BBB-” and Short-term Issuer Default Ratings at “F3” and assigned a stable rating outlook. On May 14, 2018, Standard & Poors affirmed BGC’s issuer credit and senior unsecured ratings at BBB- and assigned a stable rating outlook. Newmark has begun the process of pursuing its own credit rating. Although we have taken steps in recent months to strengthen our balance sheet and improve our credit ratios, no assurance can be given that the credit ratings will remain stable. Such credit ratings may further impact the timing of the proposed tax-free spin-off of Newmark. We have indicated that we intend to complete the necessary steps to achieve the spin-off by the end of 2018. The spin-off is contingent upon Newmark obtaining a separate credit rating and repaying or refinancing its $659.7 million of debt owed to or guaranteed by BGC. In addition, Newmark expects to repay or refinance the $270.0 million of borrowings outstanding under the Intercompany Credit Agreement, of which $258.7 million is pledged for the benefit of Fannie Mae in excess of the minimum required balance. This is necessary for the spin-off to be tax-free.

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

4.1

Fourth Supplemental Indenture, dated as of July 24, 2018, between BGC Partners, Inc. and US Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2018).

4.2	Form of BGC Partners, Inc. 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2018).

10.1

Variable Postpaid Forward Transaction Confirmation Agreement by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018).

10.2

Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018).

10.3

Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018).

10.4

Registration Rights Agreement, dated July 24, 2018, between BGC Partners, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2018).

10.5

Amendment, dated August 3, 2018, to the Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018).

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

101

The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2018 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / Steven R. McMurray
Name:	Steven R. McMurray
Title:	Chief Financial Officer

Date: August 8, 2018

[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 dated August 8, 2018.]