Form 10-Q
period 2018-09-30
BGC Partners, Inc.
filed 2018-11-08
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On November 6, 2018, the registrant had 295,198,541 shares of Class A common stock, $0.01 par value, and 34,848,107 shares of Class B common stock, $0.01 par value, outstanding.

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
•

our relationships and transactions with Cantor Fitzgerald, L.P. and its affiliates, which we refer to as “Cantor,” including Cantor Fitzgerald & Co., which we refer to as “CF&Co,” and Cantor Commercial Real Estate Company, L.P., which we refer to as “CCRE,” as well as those with our publicly traded subsidiary, Newmark Group, Inc., which owns our Real Estate Services business and which we refer to as “Newmark,” any related conflicts of interest or litigation, any impact of Cantor’s results on our credit ratings and associated outlooks, any loans to or from us, Newmark or Cantor, the Berkeley Point Acquisition (defined below) from and our investment in Real Estate LP (defined below) with CCRE, CF&Co’s acting as our sales agent or underwriter under our controlled equity or other offerings, Cantor’s holdings of our debt securities, CF&Co’s acting as a market maker in our debt securities, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co, and any services provided by or to or other arrangements with CCRE;

•	risks associated with the integration of acquired businesses with our other businesses;
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the nature, timing and consequences of the U.K. exit from the European Union following the referendum and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade or other related policies by the U.S. and/or other countries, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including recent hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services

•

the effect on our businesses, our clients, the markets in which we operate, and the economy in general of recent changes in the U.S. and foreign tax and other laws, potential policy and regulatory changes from the new government in Mexico, possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies and impasses;

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

•

our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services, real estate, and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, and our ability to maintain or develop relationships with independently owned offices in our Real Estate Services business and our ability to grow in other geographic regions, including the Berkeley Point Acquisition and the Separation (defined below), the Newmark IPO (defined below) and our proposed spin-off of shares of Newmark owned by us, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;

•	the timing of the spin-off of the shares we own in Newmark to our stockholders and whether the distribution will occur at all;
•	limitations on Newmark’s ability to enter into certain transactions in order to preserve the tax-free treatment of the spin-off;
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
•

information technology risks, including capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents, compliance with regulations requiring data minimization and protection and preservation of records of access and transfers of data, privacy risk and exposure to potential liability and regulatory focus;

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

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P., which we refer to as “BGC Holdings,” or other equity interests in us or any of our other subsidiaries, including Newmark and its subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•

the effect on the market for and trading price of our Class A common stock and Newmark’s Class A common stock and of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable securities, the Separation, the Newmark IPO and the proposed spin-off of shares of Newmark owned by us, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in us or in our subsidiaries, including Newmark and its subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our outstanding debt or other securities, share sales and stock pledge, stock loan, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our Class B common stock and our other convertible securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public from the SEC’s website at www.sec.gov.

Our website address is www.bgcpartners.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D with respect to our securities filed on behalf of Cantor, CF Group Management, Inc. (“CFGM”), our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industry and businesses. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$364,399	$634,333
Restricted cash	260,592	—
Cash segregated under regulatory requirements	150,427	162,457
Securities owned	75,911	33,007
Marketable securities	152,485	208,176
Loans held for sale, at fair value	1,132,665	362,635
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	2,770,378	745,402
Mortgage servicing rights, net	405,241	392,626
Accrued commissions and other receivables, net	885,597	620,039
Loans, forgivable loans and other receivables from employees and partners, net	466,919	335,734
Fixed assets, net	216,131	189,347
Investments	164,892	141,788
Goodwill	979,627	945,582
Other intangible assets, net	293,980	311,021
Receivables from related parties	6,864	3,739
Other assets	406,188	343,826
Total assets	$8,732,296	$5,429,712
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$4,995	$6,046
Short-term borrowings from related parties	80,000	—
Repurchase agreements	198	—
Securities loaned	66,318	202,343
Warehouse notes payable	1,131,792	360,440
Accrued compensation	545,004	432,733
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	2,505,198	607,580
Payables to related parties	67,816	40,988
Accounts payable, accrued and other liabilities	1,067,516	942,917
Notes payable and other borrowings	1,323,030	1,650,509
Total liabilities	6,791,867	4,243,556
Commitments, contingencies and guarantees (Note 23)
Redeemable partnership interest	50,270	46,415
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 343,690 and 306,218 shares issued at September 30, 2018 and December 31,2017, respectively; and 293,512 and 256,968 shares outstanding at September 30, 2018 and December 31, 2017, respectively	3,438	3,063
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 34,848 shares issued and outstanding at September 30, 2018 and December 31, 2017, convertible into Class A common stock	348	348
Additional paid-in capital	2,116,514	1,763,371
Contingent Class A common stock	35,734	40,472
Treasury stock, at cost: 50,178 and 49,250 shares of Class A common stock at September 30, 2018 and December 31, 2017, respectively	(313,427)	(303,873)
Retained deficit	(798,717)	(859,009)
Accumulated other comprehensive income (loss)	(21,553)	(10,486)
Total stockholders’ equity	1,022,337	633,886
Noncontrolling interest in subsidiaries	867,822	505,855
Total equity	1,890,159	1,139,741
Total liabilities, redeemable partnership interest, and equity	$8,732,296	$5,429,712

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Commissions	$671,318	$582,106	$1,998,237	$1,704,998
Principal transactions	73,360	75,766	250,266	241,869
Gains from mortgage banking activities/originations, net	51,972	45,455	132,764	164,263
Real estate management and other services	101,881	60,798	305,880	163,017
Servicing fees	34,948	29,057	96,207	80,729
Fees from related parties	7,128	7,173	19,989	20,129
Data, software and post-trade	16,547	13,776	47,016	40,185
Interest income	15,946	11,726	37,060	40,909
Other revenues	4,154	1,171	6,557	3,023
Total revenues	977,254	827,028	2,893,976	2,459,122
Expenses:
Compensation and employee benefits	517,865	495,145	1,576,706	1,438,129
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	67,919	48,446	239,696	161,876
Total compensation and employee benefits	585,784	543,591	1,816,402	1,600,005
Occupancy and equipment	58,193	51,962	165,405	153,102
Fees to related parties	9,743	4,380	27,394	16,389
Professional and consulting fees	33,491	24,486	86,490	69,047
Communications	31,693	33,290	100,686	97,816
Selling and promotion	30,850	26,828	93,599	81,503
Commissions and floor brokerage	15,382	10,410	45,100	31,316
Interest expense	33,472	24,425	88,051	69,678
Other expenses	69,706	55,600	204,604	148,262
Total expenses	868,314	774,972	2,627,731	2,267,118
Other income (losses) , net:
Gain (loss) on divestiture and sale of investments	—	4	—	561
Gains (losses) on equity method investments	1,344	2,147	9,999	3,986
Other income (loss)	108,776	88,195	141,908	97,928
Total other income (losses), net	110,120	90,346	151,907	102,475
Income (loss) from operations before income taxes	219,060	142,402	418,152	294,479
Provision (benefit) for income taxes	56,756	31,854	108,427	55,084
Consolidated net income (loss)	$162,304	$110,548	$309,725	$239,395
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	42,018	29,019	95,462	68,121
Net income (loss) available to common stockholders	$120,286	$81,529	$214,263	$171,274
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders (1)	$118,864	$81,529	$212,677	$171,274
Basic earnings (loss) per share	$0.36	$0.28	$0.67	$0.60
Basic weighted-average shares of common stock outstanding	327,932	288,308	319,027	286,200
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$171,720	$127,495	$310,922	$266,001
Fully diluted earnings (loss) per share	$0.35	$0.28	$0.64	$0.59
Fully diluted weighted-average shares of common stock outstanding	487,636	457,341	482,711	451,348

(1)	In accordance with ASC 260, includes a reduction for dividends on preferred stock or units.

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated net income (loss)	$162,304	$110,548	$309,725	$239,395
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,809)	5,134	(10,186)	16,186
Available for sale securities	—	457	—	1,148
Total other comprehensive income (loss), net of tax	(1,809)	5,591	(10,186)	17,334
Comprehensive income (loss)	160,495	116,139	299,539	256,729
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	42,389	29,845	94,051	70,492
Comprehensive income (loss) attributable to common stockholders	$118,106	$86,294	$205,488	$186,237

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$309,725	$239,395
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	65,683	61,201
Amortization of mortgage servicing rights, net	55,141	53,001
Employee loan amortization and reserves on employee loans	23,714	43,227
Equity-based compensation and allocations of net income to limited partnership units and FPUs	238,409	185,135
Deferred compensation expense	5,553	7,265
Gain on originated mortgage servicing rights	(65,632)	(98,814)
Unrealized losses (gains) on loans held for sale	(461)	(507)
Loan originations - loans held for sale	(5,937,964)	(7,314,794)
Loan sales - loans held for sale	5,168,395	7,726,805
Losses (gains) on equity method investments	(9,999)	(3,986)
Amortization of discount (premium) on notes payable	3,437	(1,912)
Unrealized loss (gain) on marketable securities	35	(23,038)
Unrealized loss (gain) on derivative asset	(6,327)	—
Impairment of fixed assets, intangible assets and investments	2,568	8,499
Deferred tax provision (benefit)	9,748	2,263
Recognition of earn-out	(85,135)	(76,969)
Realized losses (gains) on marketable securities	(12,448)	(1,222)
Change in estimated acquisition earn-out payables	(2,009)	5,946
Forfeitures of Class A common stock	(1,219)	(672)
Loss (gain) on other investments	(38,972)	—
Other	—	(556)
Consolidated net income (loss), adjusted for non-cash and non-operating items	(277,758)	810,267
Decrease (increase) in operating assets:
Reverse repurchase agreements	—	54,659
Securities owned	(42,904)	3,236
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,962,994)	(1,789,576)
Mortgage servicing rights, net	—	(506)
Accrued commissions and other receivables, net	(154,269)	(99,138)
Loans, forgivable loans and other receivables from employees and partners, net	(156,185)	(82,549)
Receivables from related parties	(2,636)	(3,566)
Other assets	(37,676)	(17,586)
Increase (decrease) in operating liabilities:
Repurchase agreements	198	1,803
Securities loaned	(136,025)	135,070
Accrued compensation	26,262	(37,275)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,897,839	1,731,395
Payables to related parties	26,828	(6,493)
Accounts payable, accrued and other liabilities	61,266	89,176
Net cash provided by (used in) operating activities	$(758,054)	$788,917

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(25,656)	$(28,998)
Capitalization of software development costs	(38,487)	(27,841)
Purchase of equity and cost method investments	(23,099)	(101,623)
Proceeds from equity method investments	10,064	243
Payments for acquisitions, net of cash and restricted cash acquired	(33,573)	(22,270)
Advances to related parties	—	(375,000)
Repayments from related parties	—	375,000
Purchase of mortgage servicing rights	(2,124)	—
Proceeds from sale of marketable securities	153,251	7,849
Capitalization of trademarks, patent defense and registration costs	—	(295)
Net cash (used in) provided by investing activities	$40,376	$(172,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and other borrowings	$(970,160)	$(7,060)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	639,241	998,817
Proceeds from warehouse notes payable	5,937,964	7,314,793
Repayments on warehouse notes payable	(5,166,612)	(6,913,030)
Proceeds from issuance of exchangeable preferred partnership units in Newmark Partners, L.P.	266,093	—
Advances from related parties	—	291,000
Repayments to related parties	—	(981,000)
Earnings distributions	(182,731)	(89,537)
Redemption and repurchase of limited partnership interests	(29,421)	(34,113)
Dividends to stockholders	(176,228)	(148,094)
Repurchase of Class A common stock	(9,806)	(14,557)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(647)	(52)
Proceeds from issuance of Class A common stock, net of costs	327,624	—
Loan from related parties	80,000	—
Acquisition of Berkeley Point	—	(871,814)
Pre-acquisition distribution from Berkeley Point to CCRE	—	(66,782)
Proceeds from short-term borrowings	—	6,313
Payments on acquisitions earn-outs	(11,180)	(12,211)
Net cash (used in) provided by financing activities	704,137	(527,327)
Effect of exchange rate changes on cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements	(7,831)	3,853
Net (decrease) increase in cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements	(21,372)	92,508
Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements at beginning of period	796,790	593,435
Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements at end of period	$775,418	$685,943
Supplemental cash information:
Cash paid during the period for taxes	$38,438	$32,136
Cash paid during the period for interest	71,413	68,331
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	127,322	74,013
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	19,732	14,232
Distribution from Berkeley Point to CCRE	—	2,993
Shares received for Nasdaq earn-out	85,135	76,969

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

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2018

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2018	$3,063	$348	$1,763,371	$40,472	$(303,873)	$(859,009)	$(10,486)	$505,855	$1,139,741
Consolidated net income (loss)	—	—	—	—	—	214,263	—	95,462	309,725
Other comprehensive gain, net of tax	—	—	—	—	—	—	(8,775)	(1,411)	(10,186)
Equity-based compensation, 464,019 shares	5	—	2,407	—	—	—	—	2,084	4,496
Dividends to common stockholders	—	—	—	—	—	(172,029)	—	(4,199)	(176,228)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(180,351)	(180,351)
Grant of exchangeability and redemption of limited partnership interests, issuance of 9,949,679 shares	99	—	95,695	—	—	—	—	52,178	147,972
Issuance of Class A common stock (net of costs), 25,975,240 shares	260	—	245,111	—	—	—	—	67,181	312,552
Redemption of FPUs, 98,991 units	—	—	—	—	—	—	—	(796)	(796)
Repurchase of Class A common stock, 734,802 shares	—	—	—	—	(7,689)	—	—	(2,117)	(9,806)
Forfeitures of restricted Class A common stock, 193,819 shares	—	—	900	—	(1,865)	—	—	(254)	(1,219)
Issuance of Class A common stock for acquisitions, 1,083,150 shares	11	—	9,030	(4,738)	—	—	—	1,178	5,481
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	—	—	—	—	—	14,251	14,251
Purchase of Newmark noncontrolling interest	—	—	—	—	—	—	—	(54)	(54)
Newmark Group, Inc. noncontrolling interest	—	—	—	—	—	—	—	(4,897)	(4,897)
Cumulative effect of revenue standard adoption	—	—	—	—	—	16,387	—	2,303	18,690
Cumulative effect of adoption of standard on equity investments	—	—	—	—	—	1,671	(2,293)	622	—
Issuance of exchangeable preferred partnership units in Newmark Partners, L.P.	—	—	—	—	—	—	—	320,786	320,786
Other	—	—	—	—	—	—	1	1	2
Balance, September 30, 2018	$3,438	$348	$2,116,514	$35,734	$(313,427)	$(798,717)	$(21,553)	$867,822	$1,890,159

	For the three months ended September 30,				For the nine months ended September 30,
	2018	2017			2018	2017
Dividends declared per share of common stock	$0.18	$0.18			$0.54	$0.52
Dividends declared and paid per share of common stock	$0.18	$0.18			$0.54	$0.52

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage and financial technology company servicing the financial and real estate markets through its two segments, Financial Services and Real Estate Services. Through the Company’s financial service brands, including BGC, GFI, Sunrise, Besso and R.P. Martin among others, the Company’s Financial Services segment specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through the Company’s electronic brands including Fenics, BGC Trader, BGC Market Data, Capitalab and Lucera, BGC Partners offers fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

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

Concurrently with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100.0 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment are available. As of September 30, 2018, the Company’s investment in the Real Estate LP is accounted for under the equity method.

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

On June 26, 2012, BGC issued an aggregate of $112.5 million principal amount of its 8.125% Senior Notes due 2042 (the “8.125% BGC Senior Notes”). In connection with the issuance of the 8.125% BGC Senior Notes, BGC lent the proceeds of the 8.125% BGC Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of June 26, 2012, with an aggregate principal amount of $112.5 million payable to BGC (the “2042 Promissory Note”). In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note. The 2042 Promissory Note assumed by Newmark Opco payable to BGC represented an intercompany transaction, and is eliminated in the Company’s unaudited condensed consolidated financial statements. On September 4, 2018, BGC U.S. OpCo loaned $112.5 million to Newmark OpCo pursuant to the Intercompany Credit Agreement (defined below), which bears an annual interest rate of 6.5%.  Newmark OpCo used the proceeds to repay the 2042 Promissory Note assumed by it in connection with the Separation. In addition, on September 5, 2018, BGC redeemed the outstanding $112.5 million aggregate principal amount of the 8.125% BGC Senior Notes. On November 6, 2018, Newmark repaid the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes. See Note 31—“Subsequent Events” for additional information.

On December 9, 2014, BGC issued an aggregate of $300.0 million principal amount of its 5.375% Senior Notes due 2019 (the “5.375% BGC Senior Notes”). In connection with the issuance of the 5.375% BGC Senior Notes, BGC lent the proceeds of the 5.375% BGC Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of December 9, 2014, with an aggregate principal amount of $300.0 million payable to BGC (the “2019 Promissory Note”). In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note. The 2019 Promissory Note assumed by Newmark Opco payable to BGC represents an intercompany transaction, and is eliminated in the Company’s unaudited condensed consolidated financial statements. Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note on the earlier of the spin-off date or December 5, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes. See Note 31—“Subsequent Events” for additional information.

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

On March 19, 2018, the Company entered into an unsecured senior credit agreement (the “BGC Credit Agreement”) with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced a previously existing BGC credit agreement of $150.0 million between the parties and was approved by the Audit Committee of BGC (see Note 17—“Related Party Transactions”). The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2019, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of September 30, 2018, there was $80.0 million of borrowings outstanding under this agreement. As of September 30, 2018, the interest rate on this facility was 5.51%.

Also, on March 19, 2018, the Company entered into an amended and restated credit agreement (the “Intercompany Credit Agreement”) with Newmark, which amended and restated the original intercompany credit agreement between the parties in relation to the Separation, dated as of December 13, 2017. The Intercompany Credit Agreement provides for each party to issue revolving loans to the other party in the lender’s discretion. Any loans issued under this Intercompany Revolving Credit Agreement would represent intercompany transactions and would be eliminated in the Company’s unaudited condensed consolidated financial statements. The interest rate on the Intercompany Credit Agreement can be the higher of BGC’s or Newmark’s short-term borrowing rate in effect at such time plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. On the same date, Newmark borrowed $150.0 million from BGC, which was funded through the BGC Credit Agreement, on the same terms as the funds that were borrowed by BGC from Cantor under the BGC Credit Agreement. As of September 30, 2018, Newmark’s borrowings under the Intercompany Credit Agreement included $270.0 million which bore an interest rate of 5.41% and $112.5 million which bore an interest rate of 6.5%. As of November 7, 2018, all borrowings outstanding under the Intercompany Credit Agreement had been repaid. See Note 31—“Subsequent Events” for additional information.

BGC intends to pursue a distribution, or spin-off, to its common stockholders of all the Class A shares and Class B shares of Newmark common stock that it then owns in a manner intended to qualify as generally tax-free for U.S. federal income tax purposes. The Company expects to complete the necessary steps to achieve the spin-off by the end of 2018, and as part of these steps, Newmark has obtained its own credit rating. In addition, in order for the spin-off to be tax-free, Newmark must repay or refinance any debt owed to or guaranteed by BGC. As of September 30, 2018, Newmark had $434.0 million of debt owed to or guaranteed by BGC and $382.5 million of borrowings outstanding under the Intercompany Credit Agreement. As of September 30, 2018, Newmark had $260.6 million pledged for the benefit of Fannie Mae in excess of the minimum required balance. On October 4, 2018, Newmark withdrew $252.0 million of the cash pledged for the benefit of Fannie Mae, and repaid BGC $252.0 million of the outstanding borrowings under the Intercompany Credit Agreement. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan and the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes. On November 7, 2018, Newmark repaid the then remaining outstanding balance under the Intercompany Credit Agreement. Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note on the earlier of the spin-off date or December 5, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes. Upon repayment of the 2019 Promissory Note, Newmark will have no further debt obligations owed to BGC. See Note 31—“Subsequent Events” for additional information.

Exchangeable Preferred Partnership Units and Forward Contracts

On June 18, 2018 and September 25, 2018, Newmark’s principal operating subsidiary, Newmark Partners, L.P. (“Newmark OpCo”), issued approximately $175 million and $150 million of exchangeable preferred limited partnership units (“EPUs”), respectively, in private transactions to The Royal Bank of Canada (“RBC”) (the “Newmark OpCo Preferred Investment”). Newmark received $152.9 million and $113.2 million of cash in the second and third quarter of 2018, respectively, with respect to these transactions. The EPUs were issued in four tranches and are separately convertible by either RBC or the Company into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. As the EPUs represent equity ownership of a consolidated subsidiary of the Company they have been included in Noncontrolling interest in subsidiaries on the unaudited condensed consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through Retained Earnings on the unaudited condensed consolidated statement of changes in equity and are reduction to Net income (loss) available to common stockholders for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, a newly formed special purpose entity that is a consolidated subsidiary of the Company, entered into four variable postpaid forward contracts (together, the "Forwards") with RBC. The Forwards provide the option to both the Company and RBC for RBC to receive up to 992,247 shares of Nasdaq common stock, received by the Company pursuant to the Nasdaq earn-out, in each of the fourth quarters of 2019 through 2022 in exchange for either cash or redemption of the EPUs, solely at the Company’s option. The Nasdaq earn-out is related to the Company’s sale of its eSpeed business to Nasdaq on June 28, 2013. The purchase consideration consisted of $750 million in cash paid upon closing, plus an expected payment of up to 14.9 million shares of Nasdaq common stock to be paid ratably over 15 years beginning in 2013, assuming that Nasdaq, as a whole, generates at least $25 million in gross revenues each of these years. In connection with the separation of Newmark from BGC, during the third quarter of 2017 BGC transferred to Newmark the right to receive the remainder of the Nasdaq earn-out payments.

As the Forwards provide the Company with the ability to redeem the EPUs for Nasdaq stock, and these instruments are not legally detachable, they represent single financial instruments. The financial instruments’ EPU redemption feature for Nasdaq common stock is not clearly and closely related to the economic characteristics and risks of the Company’s EPU equity host instruments, and therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on the Company’s unaudited condensed consolidated statement of financial condition, with the changes in fair value recognized as a component of Other income (loss) on the Company’s unaudited condensed consolidated statements of operations. See Note 12—“Derivatives” for additional information.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with current U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under current U.S. GAAP. Further ASU 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. The guidance in ASUs 2016-02, 2018-10 and 2018-11 is effective beginning January 1, 2019, with early adoption permitted. The Company plans to adopt the standards on their required effective date and use the effective date as the date of initial application.  As a result, pursuant to this transition method financial information will not be updated and the disclosures required under the new leases standards will not be provided for dates and periods before January 1, 2019. While management is continuing its implementation effort of the new guidance, by assessing all of the effects of adoption, the Company, acting primarily as a lessee, currently believes the most significant effects will relate to the recognition of new ROU assets and lease liabilities for its real estate and equipment operating leases.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard will become effective for the Company beginning January 1, 2019, with early adoption permitted, and will be applied on a prospective basis and modified retrospective basis. In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. Based on concerns about the sustainability of LIBOR, in 2017, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York identified a broad Treasury repurchase agreement (repo) financing rate referred to as the SOFR as its preferred alternative reference rate. The guidance in ASU No. 2018-16 adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The amendments in this ASU are required to be adopted concurrently with the guidance in ASU No. 2017-12. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act by providing an option to reclassify these stranded tax effects to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The new standard will become effective for the Company beginning January 1, 2019, with early adoption permitted. The guidance should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company plans to adopt the new standard on its required effective date. Management is continuing to evaluate the transition method; however, the adoption of the new guidance is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for the Company beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted, eliminated and modified disclosure requirements as of September 30, 2018 and plans to adopt the remaining disclosure requirements effective January 1, 2020. The adoption of this standard did not impact the Company’s unaudited condensed consolidated financial statements. See Note 13—“Fair Value of Financial Assets and Liabilities” for additional information.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The guidance on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the guidance in this ASU. The new standard will become effective for the Company beginning January 1, 2020, should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption, and early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

2.	Limited Partnership Interests

The Company and Newmark are holding companies with no direct operations and conduct substantially all of their operations through their operating subsidiaries. Virtually all of the Company’s and Newmark’s consolidated net assets and net income are those of consolidated variable interest entities. BGC Holdings is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC Partners, L.P. (“BGC U.S. OpCo”) and BGC Global Holdings L.P. (“BGC Global OpCo”), the two operating partnerships. Newmark Holdings, L.P. (“Newmark Holdings”) is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark, Newmark Holdings and BGC jointly own Newmark OpCo, the operating partnership. In addition, Newmark OpCo issued approximately $325 million of exchangeable preferred limited partnership units in private transactions to RBC (see Note 1—“Organization and Basis of Presentation”). Listed below are the limited partnership interests in BGC Holdings, Newmark Holdings and Newmark OpCo. The founding/working partner units, limited partnership units and limited partnership interests held by Cantor (“Cantor units”), each as described below. In addition, BGC Partners and its operating subsidiaries hold limited partnership interests in Newmark Holdings due to the Investment in Newmark (see Note 17—“Related Party Transactions”). These collectively represent all of the “limited partnership interests” in BGC Holdings, Newmark Holdings and Newmark OpCo.

Immediately prior to the completion of the Newmark IPO, the Company entered into the Separation and Distribution Agreement with Cantor, Newmark, Newmark Holdings, Newmark OpCo, BGC Holdings, BGC U.S. OpCo, and BGC Global OpCo. As a result of the Separation and Distribution Agreement, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time holds a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The exchange ratio as of September 30, 2018 equaled 0.9811.

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

Exchangeable Preferred Limited Partnership Units

RBC holds approximately $325 million of EPUs in Newmark OpCo, as a result of the Newmark OpCo Preferred Investment.  The EPUs were issued in four tranches and are separately convertible by either RBC or the Company into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. As the EPUs represent equity ownership of a consolidated subsidiary of the Company, they have been included in Non-controlling interest in subsidiaries on the unaudited condensed consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through Retained earnings on the unaudited condensed consolidated statement of changes in equity and are included in Net income (loss) available to common stockholders for the purpose of calculating earnings per share.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into BGC Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. In addition, limited partnership interests held by Cantor in BGC Holdings and Newmark Holdings are generally exchangeable for up to 34.6 million shares of BGC Class B common stock and/or up to the authorized amount of Newmark Class B common stock. In order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a Class A or Class B common stock of BGC, such partner or Cantor must exchange both one BGC Holdings limited partnership interest and a number of Newmark Holdings limited partnership interest equal to a BGC Holdings limited partnership interest multiplied by the quotient obtained by dividing Newmark Class A and Class B common stock, Newmark OpCo interests, and Newmark Holdings limited partnership interests held by BGC as of such time by the number of BGC Class A and Class B common stock outstanding as of such time (the “distribution ratio”), divided by the exchange ratio. Because they are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into Class A or Class B common shares would not impact the fully diluted number of shares and units outstanding. Because these limited partnership interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company. Initially the distribution ratio was equivalent to the contribution ratio (one divided by 2.2 or 0.4545), and for the third quarter of 2018 the distribution ratio equaled 0.4647. As of immediately following the close of the third quarter of 2018, the distribution ratio is equal to 0.4640. As a result of the change in the distribution ratio, certain BGC Holdings limited partnership interests no longer have a corresponding Newmark Holdings limited partnership interest.  The exchangeability of these BGC Holdings limited partnership interests along with any new BGC Holdings limited partnership interests issued after the Separation and Distribution Agreement (together referred to as “standalone”) into BGC Class A or Class B common stock is contingent upon the Newmark spin-off. After the spin-off, these standalone BGC limited partnership interests can then become exchangeable into BGC Class A or Class B common stock. Therefore, these standalone BGC limited partnership interests are currently excluded from the Company’s fully diluted number of shares and units outstanding.

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

3.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see Note 3, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Other than the following, during the nine months ended September 30, 2018, there were no significant changes made to the Company’s significant accounting policies.

Equity Investments:

Effective January 1, 2018, in accordance with the new guidance on recognition and measurement of equity investments, the Company carries its marketable equity securities at fair value and recognizes any changes in fair value in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. Further, the Company has elected to use a measurement alternative for its equity investments without a readily determinable fair value, pursuant to which these investments are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. See Note 9—“Marketable Securities” and Note 18—“Investments” for additional information. Unrealized gains (losses) related to marketable securities and investments carried under the measurement alternative was $18.2 million and $38.7 million for the three and nine months ended September 30, 2018, which was included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the carrying amounts of existing assets and liabilities and their respective tax basis. Accordingly, a deferred tax asset of $108.6 million was recorded against equity for the year ended December 31, 2017, for the basis difference between Berkeley Point’s net assets and its tax basis.

Besso

On February 28, 2017, the Company announced that it had completed the acquisition of Besso Insurance Group Limited (“Besso”). Besso, based in London is an independent insurance broker with a number of divisions including Property, Casualty, Marine, Aviation, Professional and Financial Risks and Reinsurance.

Integra Realty Resources

On September 7, 2017, the Company announced that it had completed the acquisition of six Integra Realty Resources (“IRR”) offices (Washington D.C., Baltimore, Wilmington DE, New York/New Jersey, Philadelphia and Atlanta). In April 2018, the Company completed the acquisition of two additional IRR offices (Boston and Pittsburgh). In July 2018, the Company completed the acquisition of two additional IRR offices (Denver and Los Angeles). IRR provides commercial real estate valuation and advisory services.

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

Jackson & Cooksey

On July 20, 2018, the Company completed the acquisition of Jackson & Cooksey, Inc (“Jackson Cooksey”). Jackson Cooksey is a corporate tenant representation real estate agency based in Dallas, Texas.

RKF Retail Holdings

On September 4, 2018, the Company completed the acquisition of RKF Retail Holdings, LLC (“RKF”) and its subsidiaries. RKF is an independent real estate firm specializing in retail leasing, investment sales and consulting services.

Total Consideration

The total consideration for acquisitions during the nine months ended September 30, 2018 was approximately $61.2 million in total fair value, comprised of cash, shares of the Company’s Class A common stock and BGC Holdings and Newmark Holdings limited partnership units, of which $17.0 million may be issued contingent on certain targets being met through 2021. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $38.4 million.

The total consideration for acquisitions during the year ended December 31, 2017 was approximately $1.0 billion in total fair value, comprised of cash, shares of the Company’s Class A common stock and BGC Holdings and Newmark Holdings limited partnership units, of which $14.7 million may be issued contingent on certain targets being met through 2021. Excluding the acquisition of Berkeley Point Acquisition, the excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $91.3 million. The goodwill figure includes measurement period adjustments of approximately $2.5 million recorded during the nine months ended September 30, 2018.

Except for Berkeley Point, the results of operations of the Company’s acquisitions have been included in the Company’s unaudited condensed consolidated financial statements subsequent to their respective dates of acquisition. The Company has made preliminary allocations of the consideration to the assets acquired and liabilities assumed as of the acquisition dates, and expects to finalize its analysis with respect to acquisitions within the first year after the completion of the respective transactions. Therefore, adjustments to preliminary allocations may occur.

5.	Earnings Per Share

U.S. GAAP guidance on Earnings Per Share (“EPS”) establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to the Company’s outstanding common stock, FPUs, limited partnership units and Cantor units (see Note 2—“Limited Partnership Interests”). In addition, in relation to the Newmark OpCo Preferred Investment, the EPUs issued by Newmark OpCo in June 2018 and September 2018 are entitled to a preferred payable-in-kind dividend which is recorded as accretion to the carrying amount of the EPUs and is a reduction to Net income (loss) available to common stockholders for the calculation of the Company’s Basic earnings (loss) per share and Fully diluted earnings (loss) per share.

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$118,864	$81,529	$212,677	$171,274
Basic weighted-average shares of common stock outstanding	327,932	288,308	319,027	286,200
Basic earnings (loss) per share	$0.36	$0.28	$0.67	$0.60

Fully diluted EPS is calculated utilizing net income (loss) available to common stockholders plus net income allocations to the limited partnership interests in BGC Holdings and Newmark Holdings, as the numerator. The denominator is comprised of the Company’s weighted-average number of outstanding BGC shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of BGC common stock, including stock options and RSUs. The limited partnership interests generally are potentially exchangeable into shares of BGC Class A common stock (see Note 2—“Limited Partnership Interests”) and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fully diluted (loss) earnings per share
Net income (loss) available to common stockholders	$118,864	$81,529	$212,677	$171,274
Allocations of net income (loss) to limited partnership interests, net of tax	52,856	45,966	98,245	94,727
Net income (loss) for fully diluted shares	$171,720	$127,495	$310,922	$266,001
Weighted-average shares:
Common stock outstanding	327,932	288,308	319,027	286,200
Partnership units[1]	158,104	167,287	161,974	163,325
RSUs (Treasury stock method)	300	539	412	505
Other	1,300	1,207	1,298	1,318
Fully diluted weighted-average shares of common stock outstanding	487,636	457,341	482,711	451,348
Fully diluted earnings (loss) per share	$0.35	$0.28	$0.64	$0.59

[1]	Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2—“Limited Partnership Interests” for more information).

For the three months ended September 30, 2018, approximately 2.3 thousand potentially dilutive securities were excluded from the computation of fully diluted EPS, for being anti-dilutive. For the three months ended September 30, 2017, there were no potentially dilutive securities excluded from the computation of fully diluted EPS, for being anti-dilutive. For the nine months ended September 30, 2018 and 2017, respectively, approximately 0.1 million and 0.2 million potentially dilutive securities were excluded from the computation of fully diluted EPS, for being anti-dilutive.

For the three and nine months ended September 30, 2018, respectively, there were approximately 20.1 million and 14.3 million of standalone BGC Holdings partnership units excluded from the fully diluted EPS computation because the conversion into Class A common stock is contingent on the Newmark spin-off (see Note 2—“Limited Partnership Interests” for further information on standalone BGC Holdings partnership units). Additionally, as of September 30, 2018 and 2017, respectively, approximately 2.1 million and 3.1 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

6.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares outstanding at beginning of period	290,909,843	251,057,086	256,968,372	244,869,624
Share issuances:
Issuance of Class A common stock for general corporate purposes	—	—	24,923,714	—
Exchanges of limited partnership interests[1]	2,474,658	1,434,050	9,949,679	6,795,187
Compensation awards	—	—	979,344	—
Acquisition related issuances	78,678	82,907	1,083,150	1,424,690
Vesting of restricted stock units (RSUs)	82,345	42,295	464,019	479,313
Other issuances of Class A common stock	23,767	11,874	72,182	45,490
Treasury stock repurchases	(8,263)	(295,871)	(734,802)	(1,246,365)
Forfeitures of restricted Class A common stock	(49,189)	(71,251)	(193,819)	(106,849)
Shares outstanding at end of period	293,511,839	252,261,090	293,511,839	252,261,090

[1]

Because they are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into Class A common shares would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018 and 2017, there were 34,848,107 shares of the Company’s Class B common stock outstanding.

Controlled Equity Offering

On April 12, 2017, the Company entered into a controlled equity offering (“CEO”) sales agreement with CF&Co (“April 2017 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under this CEO sales agreement were used for redemptions of limited partnership interests in BGC Holdings and Newmark Holdings, as well as for general corporate purposes. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of September 30, 2018, the Company has sold all 20,000,000 shares of Class A common stock under the April 2017 Sales Agreement.

On March 9, 2018, the Company entered into a new CEO sales agreement with CF&Co (“March 2018 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of $300.0 million of shares of Class A common stock. Proceeds from shares of the Company’s Class A common stock sold under this CEO sales agreement may be used for redemptions of limited partnership interests in BGC Holdings and Newmark Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of September 30, 2018, the Company has sold 15,364,556 shares of Class A common stock (or $191.6 million) under the March 2018 Sales Agreement. For additional information, see Note 17—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On February 7, 2017, and again on August 1, 2018, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of September 30, 2018, the Company had approximately $280.0 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units. The table below represents unit redemption and share repurchase activity for the three and nine months ended September 30, 2018:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions[1,2]
January 1, 2018—March 31, 2018	1,723,654	$14.34
April 1, 2018—June 30, 2018	4,299,936	13.10
July 1, 2018—September 30, 2018	2,105,457	11.27
Total Redemptions	8,129,047	$12.89
Repurchases[3,4]
January 1, 2018—March 31, 2018	—	$—
April 1, 2018—June 30, 2018	726,539	13.37
July 1, 2018—July 31, 2018	1,993	10.58
August 1, 2018—August 31, 2018	696	11.85
September 1, 2018—September 30, 2018	5,574	11.76
Total Repurchases	734,802	$13.35
Total Redemptions and Repurchases	8,863,849	$12.92	$280,011,172

1

During the three months ended September 30, 2018, the Company redeemed approximately 2.1 million limited partnership units at an aggregate redemption price of approximately $23.5 million for an average price of $11.26 per unit and approximately 17.8 thousand FPUs at an aggregate redemption price of approximately $0.2 million for an average price of $12.33 per unit. During the three months ended September 30, 2017, the Company redeemed approximately 1.2 million limited partnership units at an aggregate redemption price of approximately $16.0 million for an average price of $12.97 per unit and approximately 0.4 million FPUs at an aggregate redemption price of approximately $5.0 million for an average price of $11.48 per unit.

2

During the nine months ended September 30, 2018, the Company redeemed approximately 8.0 million limited partnership units at an aggregate redemption price of approximately $103.5 million for an average price of $12.89 per unit and approximately 0.1 million FPUs at an aggregate redemption price of approximately $1.3 million for an average price of $12.98 per unit. During the nine months ended September 30, 2017, the Company redeemed approximately 5.8 million limited partnership units at an aggregate redemption price of approximately $66.1 million for an average price of $11.40 per unit and approximately 0.7 million FPUs at an aggregate redemption price of approximately $8.0 million for an average price of $11.19 per unit.

3

During the three months ended September 30, 2018, the Company repurchased approximately 8.3 thousand shares of its Class A common stock at an aggregate purchase price of approximately $0.1 million for an average price of $11.48 per share. During the three months ended September 30, 2017, the Company repurchased approximately 0.3 million shares of its Class A common stock at an aggregate purchase price of approximately $4.0 million for an average price of $13.41 per share.

4

During the nine months ended September 30, 2018, the Company repurchased approximately 0.7 million shares of its Class A common stock at an aggregate purchase price of approximately $9.8 million for an average price of $13.35 per share. During the nine months ended September 30, 2017, the Company repurchased approximately 1.2 million shares of its Class A common stock at an aggregate purchase price of approximately $14.6 million for an average price of $11.68 per share.

The table above represents the gross unit redemptions during the nine months ended September 30, 2018. Substantially all of the 8.1 million units above were redeemed using cash from the Company’s CEO program, and therefore did not impact the fully diluted number of shares and units outstanding.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$46,415	$52,577
Consolidated net income allocated to FPUs	7,224	6,014
Earnings distributions	(2,380)	(3,740)
FPUs exchanged	(767)	(985)
FPUs redeemed	(224)	(2,270)
Other	2	412
Balance at end of period	$50,270	$52,008

7.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $75.9 million as of September 30, 2018 and $33.0 million as of December 31, 2017. For additional information, see Note 13—“Fair Value of Financial Assets and Liabilities.”

8.	Collateralized Transactions

Repurchase Agreements

Securities sold under agreements to repurchase (“Repurchase Agreements”) are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased or resold, including accrued interest. As of September 30, 2018, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $0.2 million for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreement. These Repurchase Agreements had a maturity date of August 31, 2023. As of December 31, 2017, the Company had no Repurchase Agreements.

Warehouse Notes Payable

The Company uses its warehouse lines and a repurchase agreement to fund mortgage loans originated under its various lending programs. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third party purchase commitments. As of September 30, 2018, the Company had the following lines available and borrowings outstanding (in thousands):

		September 30, 2018
	Committed Lines	Uncommitted Lines	Total Outstanding	Stated Spread to One Month LIBOR	Rate Type
Warehouse line due June 19, 2019	$450,000	$—	$255,419	130 bps	Variable
Warehouse line due September 25, 2019	200,000	—	107,986	120 bps	Variable
Warehouse line due October 10, 2019 [1]	1,000,000	—	724,801	120 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	43,586	120 bps	Variable
	$1,650,000	$325,000	$1,131,792
[1]

The warehouse line was temporarily increased by $700.0 million to $1.0 billion for the period of August 16, 2018 to September 30, 2018. On October 1, 2018, this temporary increase was reduced by $200.0 million resulting in a line of $800.0 million for the period October 1, 2018 to November 30, 2018.

As of December 31, 2017, the Company had the following lines available and borrowings outstanding (in thousands):

		December 31, 2017
	Committed Lines	Uncommitted Lines	Total Outstanding	Stated Spread to One Month LIBOR	Rate Type
Warehouse line due June 20, 2018	$450,000	$—	$60,715	130 bps	Variable
Warehouse line due September 25, 2018	200,000	—	107,383	130 bps	Variable
Warehouse line due October 11, 2018	300,000	—	174,102	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	18,240	120 bps	Variable
	$950,000	$325,000	$360,440

In connection with these warehouse notes payable, the Company is required to meet a number of financial covenants, including maintaining a minimum of $15.0 million of cash and cash equivalents. The Company was in compliance with all covenants as of September 30, 2018 and December 31, 2017.

Securities Loaned

As of September 30, 2018, the Company had Securities loaned transactions of $66.3 million with Cantor. The fair value of the securities loaned was $66.3 million. As of September 30, 2018, the cash collateral received from Cantor bore interest rates ranging from 2.7% to 3.0%. As of December 31, 2017, the Company had Securities loaned transactions of $202.3 million with Cantor. The fair value of the securities loaned was $204.1 million. As of December 31, 2017, the cash collateral received from Cantor bore interest rates ranging from 1.9% to 4.3%. These transactions have no stated maturity date.

9.	Marketable Securities

Marketable securities consist of the Company’s ownership of equity securities carried at fair value. The investments had a fair value of $152.5 million and $208.2 million as of September 30, 2018 and December 31, 2017, respectively.

Effective January 1, 2018, all marketable securities are accounted for at fair value in accordance with ASU 2016-01. As of September 30, 2018, the Company held marketable securities with a readily determinable fair value of $152.5 million. These equity securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended September 30, 2018, the Company recognized realized and unrealized net losses of $4.1 million, related to the mark-to-market on these shares and any related hedging transactions, when applicable. During the nine months ended September 30, 2018, the Company recognized realized and unrealized net gains of $12.4 million and, related to the mark-to-market on these shares and any related hedging transactions, when applicable.

During the three months ended September 30, 2018 and 2017, in connection with the Nasdaq earn-out, the Company recognized a Nasdaq earn-out share payment of $85.1 million and $77.0 million, respectively, in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

As of December 31, 2017, the Company held marketable securities classified as trading securities with a fair value of $198.3 million. Trading securities were measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended September 30, 2017, the Company recognized realized and unrealized net gains of $12.8 million, related to the mark-to-market on marketable securities classified as trading securities and any related hedging transactions when applicable. During the nine months ended September 30, 2017, the Company recognized realized and unrealized net gains of $24.3 million, related to the mark-to-market on marketable securities classified as trading securities and any related hedging transactions when applicable.

As of December 31, 2017, the Company held marketable securities classified as available-for-sale with a fair value of $9.9 million. Available-for-sale securities are measured at fair value, with unrealized gains or losses included as part of “Other comprehensive income (loss)” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss). During the three months ended September 30, 2017, the Company recognized a gain of $0.5 million related to marketable securities classified as available-for-sale. During the nine months ended September 30, 2017, the Company recognized a gain of $1.2 million related to marketable securities classified as available-for-sale.

During the nine months ended September 30, 2018, the Company sold marketable securities with a fair value of $153.3 million at the time of sale. During the nine months ended September 30, 2017, the Company sold marketable securities with a fair value of

$7.8 million at the time of sale. The Company did not purchase any marketable securities during the nine months ended September 30, 2018 and 2017, respectively.

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

	September 30, 2018	December 31, 2017
Cost basis	$1,132,205	$360,440
Fair Value	1,132,665	362,635

As of September 30, 2018 and December 31, 2017, respectively, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. Interest income on Loans held for sale was $10.3 million and $5.7 million for the three months ended September 30, 2018 and 2017, respectively and $19.9 million and $24.9 million for the nine months ended September 30, 2018 and 2017, respectively. Interest income on Loans held for sale is included as part of “Interest income” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended September 30, 2018 and 2017, the Company recognized a loss of $6.8 million and a gain of $0.6 million, respectively, for the change in fair value on loans held for sale. For both the nine months ended September 30, 2018 and 2017, the Company recognized gains of $0.5 million, for the change in fair value on loans held for sale.

11.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s marketable securities (see Note 12—“Derivatives”). As of September 30, 2018 and December 31, 2017, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$2,422,519	$586,486
Receivables from clearing organizations	240,573	133,682
Other receivables from broker-dealers and customers	9,243	10,968
Net pending trades	3,299	1,597
Open derivative contracts	94,744	12,669
Total	$2,770,378	$745,402
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$2,278,786	$567,460
Payables to clearing organizations	149,444	14,023
Other payables to broker-dealers and customers	13,172	18,164
Open derivative contracts	63,796	7,933
Total	$2,505,198	$607,580

A portion of these receivables and payables are with Cantor. See Note 17—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of September 30, 2018 have subsequently settled at the contracted amounts.

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	September 30, 2018			December 31, 2017
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
Forwards[2]	$85,464	$574	$1,899,666	$4,262	$1,483	$642,802
Rate lock commitments	6,219	12,089	391,293	2,923	2,390	180,918
Foreign exchange swaps	2,956	2,300	499,536	801	2,846	407,600
Futures	104	—	10,838,152	25	1,066	13,023,030
Foreign exchange/commodities options	1	48,833	3,694,701	4,416	130	2,442,200
Interest rate swaps	—	—	—	242	—	12,092
Equity options	—	—	—	—	18	961,000
Total	$94,744	$63,796	$17,323,348	$12,669	$7,933	$17,669,642

[1]	Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity and does not represent anticipated losses.
[2]

On June 28, 2018 and September 26, 2018 the Company entered into separate postpaid forward transactions with RBC related to the monetization of the Nasdaq shares the Company expects to receive as part of Company’s sale of its eSpeed business to Nasdaq. See Note 1—“Organization and Basis of Presentation” for additional information.

The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. Certain of the Company’s foreign exchange swaps are with Cantor. See Note 17—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position were $94.7 million and $12.7 million, as of September 30, 2018, and December 31, 2017, respectively.

The following tables present information about the offsetting of derivative instruments as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amounts
Assets
Forwards	$85,464	$—	$85,464	$—	$—	$85,464
Rate lock commitments	6,219	—	6,219	—	—	6,219
Foreign exchange swaps	3,586	(630)	2,956	—	—	2,956
Futures	34,405	(34,301)	104	—	—	104
Foreign exchange/commodities options	210,086	(210,085)	1	—	—	1
Total	$339,760	$(245,016)	$94,744	$—	$—	$94,744
Liabilities
Foreign exchange/commodities options	$258,918	$(210,085)	$48,833	$—	$—	$48,833
Rate lock commitments	12,089	—	12,089	—	—	12,089
Foreign exchange swaps	2,930	(630)	2,300	—	—	2,300
Forwards	574	—	574	—	—	574
Futures	34,301	(34,301)	—	—	—	—
Total	$308,812	$(245,016)	$63,796	$—	$—	$63,796

	December 31, 2017
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amounts
Assets
Foreign exchange/commodities options	$31,834	$(27,418)	$4,416	$—	$—	$4,416
Forwards	4,363	(101)	4,262	—	—	4,262
Rate lock commitments	2,923	—	2,923	—	—	2,923
Foreign exchange swaps	1,135	(334)	801	—	—	801
Interest rate swaps	242	—	242	—	—	242
Futures	78,969	(78,944)	25	—	—	25
Total	$119,466	$(106,797)	$12,669	$—	$—	$12,669
Liabilities
Foreign exchange swaps	$3,180	$(334)	$2,846	$—	$—	$2,846
Rate lock commitments	2,390	—	2,390	—	—	2,390
Forwards	1,584	(101)	1,483	—	—	1,483
Futures	80,010	(78,944)	1,066	—	—	1,066
Foreign exchange/commodities options	27,548	(27,418)	130	—	—	130
Equity options	18	—	18	—	—	18
Total	$114,730	$(106,797)	$7,933	$—	$—	$7,933

The change in fair value of interest rate swaps, futures, foreign exchange/commodities options, foreign exchange swaps, and generic forwards is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments and forwards related to mortgage loans are reported as part of “Gains from mortgage banking activities/originations, net” in the Company’s consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of a $1.3 million reduction of expenses and $0.1 million of expenses for the three months ended September 30, 2018 and 2017, respectively. For nine months ended September 30, 2018 and 2017 the change in fair value of rate lock commitments are disclosed net of $2.0 million and $1.8 million of expenses, respectively, which are reported as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.  The table below summarizes gains and losses on derivative contracts for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative contract	2018	2017	2018	2017
Foreign exchange/commodities options	$8,491	$3,004	$19,152	$9,632
Rate lock commitments and forwards	7,257	10,236	20,885	10,236
Futures	3,230	2,091	14,878	5,790
Foreign exchange swaps	283	142	873	1,111
Equity options	—	—	102	—
Interest rate swaps	—	8	(5)	39
Gain	$19,261	$15,481	$55,885	$26,808

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

The following tables set forth by level within the fair value hierarchy financial assets and liabilities carried at fair value at September 30, 2018 and December 31, 2017 (in thousands):

	Assets at Fair Value at September 30, 2018
	Level 1	Level 2 [1]	Level 3	Netting and Collateral	Total
Loans held for sale, at fair value	$—	$1,132,665	$—	$—	$1,132,665
Marketable securities	152,485	—	—	—	152,485
Government debt	75,346	—	—	—	75,346
Securities owned—Equities	565	—	—	—	565
Forwards	—	64,949	20,515	—	85,464
Rate lock commitments	—	—	6,219	—	6,219
Foreign exchange swaps	—	3,586	—	(630)	2,956
Futures	—	34,405	—	(34,301)	104
Foreign exchange/commodities options	210,086	—	—	(210,085)	1
Total	$438,482	$1,235,605	$26,734	$(245,016)	$1,455,805

[1]

In addition, the Company has equity securities with a fair value of approximately $49.1 million, which are presented in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of September 30, 2018. These investments are remeasured to fair value on a non-recurring basis and are classified within Level 2 in the fair value hierarchy.

	Liabilities at Fair Value at September 30, 2018
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange/commodities options	$258,918	$—	$—	$(210,085)	$48,833
Rate lock commitments	—	—	12,089	—	12,089
Foreign exchange swaps	—	2,930	—	(630)	2,300
Forwards	—	537	37	—	574
Futures	—	34,301	—	(34,301)	—
Contingent consideration	—	—	61,076	—	61,076
Total	$258,918	$37,768	$73,202	$(245,016)	$124,872

	Assets at Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Loans held for sale, at fair value	$—	$362,635	$—	$—	$362,635
Marketable securities	208,176	—	—	—	208,176
Government debt	32,744	—	—	—	32,744
Securities owned—Equities	263	—	—	—	263
Foreign exchange/commodities options	31,834	—	—	(27,418)	4,416
Forwards	—	610	3,753	(101)	4,262
Rate lock commitments	—	—	2,923	—	2,923
Foreign exchange swaps	—	1,135	—	(334)	801
Interest rate swaps	—	242	—	—	242
Futures	—	78,969	—	(78,944)	25
Total	$273,017	$443,591	$6,676	$(106,797)	$616,487

	Liabilities at Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange swaps	$—	$3,180	$—	$(334)	$2,846
Rate lock commitments	—	—	2,390	—	2,390
Forwards	—	927	657	(101)	1,483
Futures	—	80,010	—	(78,944)	1,066
Foreign exchange/commodities options	27,548	—	—	(27,418)	130
Equity options	18	—	—	—	18
Contingent consideration	—	—	67,172	—	67,172
Total	$27,566	$84,117	$70,219	$(106,797)	$75,105

Level 3 Financial Assets and Liabilities

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2018 were as follows (in thousands):

	Opening Balance as of July 1, 2018	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Purchases/Issuances	Sales/Settlements	Closing Balance at September 30, 2018	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2018
Assets
Rate lock commitments and forwards, net	$16,304	$14,608	$—	$—	$(16,304)	$14,608	$14,608
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$53,164	$(966)	$291	$7,482	$(245)	$61,076	$(675)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2017 were as follows (in thousands):

	Opening Balance as of July 1, 2017	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Purchases/Issuances	Sales/Settlements	Closing Balance at September 30, 2017	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2017
Assets
Rate lock commitments and forwards, net	$10,566	$10,070	$—	$—	$(10,566)	$10,070	$10,070
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$68,838	$(1,965)	$(881)	$1,262	$(1,702)	$71,244	$(2,846)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2018 were as follows (in thousands):

	Opening Balance as of January 1, 2018	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at September 30, 2018	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2018
Assets
Rate lock commitments and forwards, net	$3,629	$14,608	$—	$—	$(3,629)	$14,608	$14,608
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$67,172	$(2,009)	$845	$8,191	$(15,451)	$61,076	$(1,164)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2017 were as follows (in thousands):

	Opening Balance as of January 1, 2017	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at September 30, 2017	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2017
Assets
Rate lock commitments and forwards, net	$10,254	$10,070	$—	$—	$(10,254)	$10,070	$10,070
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$65,838	$(5,952)	$(2,040)	$9,624	$(12,210)	$71,244	$(7,992)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of September 30, 2018
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Rate lock commitments	$6,219	$12,089	Discounted cash flow model and other observable market data	Counterparty credit risk	N/A	N/A
Forwards	$20,515	$37	Discounted cash flow model and other observable market data	Counterparty credit risk	N/A	N/A
Contingent consideration	$—	$61,076	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	3.3%-10.4% 75%-100%	8.4% 97%[1]

[1]	The probability of meeting the earnout targets as of September 30, 2018 was based on the acquired businesses’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2017
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Rate lock commitments	$2,923	$2,390	Discounted cash flow model and other observable market data	Counterparty credit risk	N/A	N/A
Forwards	$3,753	$657	Discounted cash flow model and other observable market data	Counterparty credit risk	N/A	N/A
Contingent consideration	$—	$67,172	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	3.3%-10.4% 75%-100%	8.2% 97%[1]

[1]	The probability of meeting the earnout targets as of December 31, 2017 was based on the acquired businesses’ projected future financial performance, including revenues.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable input used in the fair value of the Company’s rate lock commitments and forwards is the counterparty credit risk. The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2018 and December 31, 2017, the present value of expected payments related to the Company’s contingent consideration was $61.1 million and $67.2 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $84.7 million and $85.2 million, as of September 30, 2018 and December 31, 2017, respectively.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the new recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of approximately $49.1 million, which were included in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of September 30, 2018. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

14.	Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability

The Company is a party to a Credit Enhancement Agreement (“CEA”) dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”).  Under the terms of these agreements, DB Cayman provides the Company with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss sharing (see Note 25—“Financial Guarantee Liability”) in the Company’s servicing portfolio as of March 9, 2012. DB Cayman will also reimburse the Company for any losses incurred due to violation of underwriting and serving agreements that occurred prior to March 9, 2012. For the three months ended September 30, 2018 and 2017, respectively, there were no reimbursements under this agreement.

Credit enhancement receivable

As of September 30, 2018, the Company had $19.9 billion of credit risk loans in its servicing portfolio with a maximum pre-credit enhancement loss exposure of $5.6 billion. The Company had a form of credit protection from DB Cayman on $249.4 million of credit risk loans with a maximum loss exposure coverage of $82.3 million. The amount of the maximum loss exposure without any form of credit protection from DB Cayman is $5.5 billion.

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

As of September 30, 2018, there was no credit enhancement receivable. As of December 31, 2017, the credit enhancement receivable was $10 thousand, and is included as part of “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition.

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

As of September 30, 2018 and December 31, 2017, the contingent liability was $10.9 million and $10.7 million, respectively, and is included as part of “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

15.	Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consist of the following activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loan origination related fees and sales premiums, net	$23,288	$19,772	$58,287	$66,673
Fair value of expected net future cash flows from servicing recognized at commitment, net	28,684	25,683	74,477	97,590
Gains from mortgage banking activities/originations, net	$51,972	$45,455	$132,764	$164,263

16.	Mortgage Servicing Rights, Net

The changes in the carrying amount of mortgage servicing rights for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Mortgage Servicing Rights
Beginning balance	$393,383	$381,908	$399,349	$347,558
Additions	33,901	29,549	65,632	98,814
Purchases	516	—	2,124	577
Amortization	(20,850)	(19,183)	(60,155)	(54,675)
Ending balance	$406,950	$392,274	$406,950	$392,274
Valuation Allowance
Beginning balance	$(1,343)	$(5,481)	$(6,723)	$(7,742)
Decrease (increase)	(366)	(658)	5,014	1,603
Ending balance	(1,709)	(6,139)	(1,709)	(6,139)
Net balance	$405,241	$386,135	$405,241	$386,135

The amount of contractually specified servicing fees (including primary and special servicing fees) and ancillary fees (including yield maintenance fees) earned by the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Servicing fees	$26,143	$24,721	$77,367	$70,505
Escrow interest and placement fees	5,395	2,835	12,229	6,315
Ancillary fees	3,410	1,501	6,611	3,909
Total Servicing fees	$34,948	$29,057	$96,207	$80,729

The Company’s primary servicing portfolio as of September 30, 2018 and December 31, 2017 was approximately $56.1 billion and $54.2 billion, respectively. Also, the Company is named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to the Company. The Company’s special servicing portfolio at September 30, 2018 and December 31, 2017 was $3.2 billion and $3.8 billion, respectively.

The estimated fair value of Mortgage servicing rights, net as of September 30, 2018 and December 31, 2017 were $444.9 million and $418.1 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flow assumptions used are based on assumptions the Company believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. The discount rates used in measuring fair value for the nine months ended September 30, 2018 and for the year ended December 31, 2017 was between 3.0% and 13.5% and varied based on investor type. An increase in discount rate of 100 bps or 200 bps would result in a decrease in fair value by $13.5 million and $25.5 million, respectively, as of September 30, 2018 and by $11.8 million and $23.0 million, respectively, at December 31, 2017.

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

For the three months ended September 30, 2018, Cantor’s share of the net income in Tower Bridge was $1.4 million and for the three months ended September 30, 2017, Cantor’s share of the net income in Tower Bridge was $0.9 million. For the nine months ended September 30, 2018, Cantor’s share of the net income in Tower Bridge was $0.4 million and for the nine months ended September 30, 2017, Cantor’s share of the net income in Tower Bridge was $1.0 million. Cantor’s noncontrolling interest is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

On September 21, 2018, the Company entered into agreements to provide a guarantee and related obligation to Tower Bridge in connection with an office lease for the Company’s headquarters in London. The Company is obligated to guarantee the obligations to Tower Bridge in the event of certain defaults under the applicable lease and ancillary arrangements. In July 2018, the Audit Committee also authorized management of the Company to enter into similar guarantees or provide other forms of credit support to Tower Bridge or other affiliates  of the Company from time to time in the future in similar circumstances and on similar terms and conditions.

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

For the three months ended September 30, 2018 and 2017, the Company recognized related party revenues of $7.1 million and $7.2 million, respectively, for the services provided to Cantor, including fees related to the Special Asset Servicing Arrangement between Berkeley Point and CCRE. For the nine months ended September 30, 2018 and 2017, the Company recognized related party revenues of $20.0 million and $20.1 million, respectively, for the services provided to Cantor, including fees related to the Special Asset Servicing Arrangement between Berkeley Point and CCRE. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company, including Newmark, with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended September 30, 2018 and 2017, the Company was charged $20.1 million and $13.9 million, respectively, for the services provided by Cantor and its affiliates, of which $10.3 million and $9.5 million, respectively, were to cover compensation to leased employees for the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, the Company was charged $59.0 million and $42.8 million, respectively, for the services provided by Cantor and its affiliates, of which $31.6 million and $26.4 million, respectively, were to cover compensation to leased employees for the nine months ended September 30, 2018 and 2017. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

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

Investment in Newmark

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Units”) of Newmark Holdings for approximately $242.0 million (the “Investment in Newmark”). The price per Newmark Unit was based on the $14.57 closing price of Newmark’s Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These newly-issued Newmark Units are exchangeable, at BGC’s discretion, into either shares of Class A common stock or shares of Class B common stock of Newmark. BGC made the Investment in Newmark pursuant to an Investment Agreement dated as of March 6, 2018 by and among BGC, BGC Holdings, BGC Partners, L.P., BGC Global Holdings, L.P., Newmark, Newmark Holdings and Newmark Partners, L.P. The Investment in Newmark and related transactions were approved by the Audit Committees and Boards of Directors of BGC and Newmark. BGC and its subsidiaries funded the Investment in Newmark using the proceeds of its CEO sales program. Newmark used the proceeds to repay the balance of the outstanding principal amount under its unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. In addition, in accordance with the Separation and Distribution Agreement, BGC owns 6.2 million limited partnership interests in the Newmark OpCo as of September 30, 2018, as a result of other issuances of BGC Class A common stock primarily related to the redemption of limited partnership interests in BGC Holdings and Newmark Holdings. Prior to the Newmark spin-off, Newmark Units and limited partnership interests in the Newmark OpCo then held by BGC Partners will be exchanged into Newmark Class A or Class B common stock, and will be included as part of the Newmark Distribution to holders of shares of Class A or Class B common stock of the Company.

CF Real Estate Finance Holdings, L.P.

Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment opportunities are available. As of September 30, 2018, $195.0 million had been loaned to related parties. As of December 31, 2017, no loans had been made to related parties. The Company’s investment is accounted for under the equity method as of September 30, 2018 and December 31, 2017.

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

During the three months ended September 30, 2018 and 2017, respectively, Lucera had $0.2 million and $0.3 million in related party revenues from Cantor. During the nine months ended September 30, 2018 and 2017, respectively, Lucera had $0.6 million and

$1.0 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.

Clearing Agreement with Cantor

The Company receives certain clearing services from Cantor pursuant to its clearing agreement. These clearing services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The costs for these services for the three and nine months ended September 30, 2018 are included as part of the charges to BGC for services provided by Cantor and its affiliates as discussed in “Services Agreements” above.

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of September 30, 2018, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $0.2 million for the purpose of financing fails. As of December 31, 2017, the Company had no Repurchase Agreements.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended September 30, 2018 and 2017, the Company recognized its share of foreign exchange losses of $1.5 million and foreign exchange gains of $46 thousand, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized its share of foreign exchange losses of $3.1 million and $2.8 million, respectively. These losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Company’s Audit Committee. During the three months ended September 30, 2018 and 2017, the Company recorded revenues from Cantor entities of $59 thousand and $82 thousand, respectively, related to commissions paid to the Company by Cantor. During the nine months ended September 30, 2018 and 2017, the Company recorded revenues from Cantor entities of $194 thousand and $224 thousand, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

In March 2009, the Company and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2018 and December 31, 2017, the Company did not have any investments in the program.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 11,039,011 shares of BGC Class A common stock owned by them as of September 30, 2018 for the same number of shares of BGC Class B common stock. Cantor would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by it for shares of BGC Class B common stock, up to 34,649,693 shares of BGC Class B common stock.

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

On April 21, 2017, the Company entered into a $150.0 million revolving credit facility (the “Credit Facility”) with an affiliate of Cantor. BGC agreed to lend $150.0 million under the Credit Facility to such affiliate (the “Loan”). On September 8, 2017, the outstanding balance of $150.0 million was repaid in its entirety. The Credit Facility was terminated as of March 19, 2018, therefore there were no borrowings outstanding as of September 30, 2018. The Company did not record any interest income related to the Loan for the three and nine months ended September 30, 2018. The Company recorded interest income related to the loan of $1.3 million for the three and nine months ended September 30, 2017.

On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor (“BGC Credit Agreement”). The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the Credit Facility described above and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2019, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of September 30, 2018, there was $80.0 million of borrowings by BGC outstanding under this agreement. The interest on this agreement as of September 30, 2018 was LIBOR plus 3.25%, which may be adjusted based on the higher of the Company’s or Cantor’s short-term borrowing rate then in effect. As of September 30, 2018, the interest rate on this facility was 5.51%. For the three and nine months ended September 30, 2018, the Company recorded interest expense of $1.4 million and $3.9 million, respectively, related to this agreement.

As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of September 30, 2018 and December 31, 2017, the Company had no reverse repurchase agreements.

On February 9, 2016, the Audit Committee of the Board of Directors authorized the Company to enter into an arrangement with Cantor in which the Company would provide dedicated development services to Cantor at a cost to the Company not to exceed $1.4 million per year for the purpose of Cantor developing the capacity to provide quotations in certain securities from time to time. The services are terminable by either party at any time and will be provided on the terms and conditions set forth in the existing Administrative Services Agreement. The Company did not provide development services to Cantor in the nine months ended September 30, 2018 and twelve months ended December 31, 2017 under this arrangement.

In July 2016, the Audit Committee of the Company authorized the Company to provide real estate and related services, including real estate advice, brokerage, property or facilities management, appraisals and valuations and other services, to Cantor on rates and terms no less favorable to the Company than those charged to third-party customers. The Company and Cantor expect to enter into these arrangements from time to time. The Company did not provide any such real estate and related services in the nine months ended September 30, 2018 and 2017.

In June 2018, the Audit Committee authorized management to enter into certain data sharing arrangements with its affiliates, including Cantor, provided such arrangements are subject to all applicable privacy and other rules and regulations, contractual restrictions and other applicable law and agreements.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of September 30, 2018 and December 31, 2017, the Company had receivables from Freedom International Brokerage of $1.4 million and $1.3 million, respectively. As of September 30, 2018 and December 31, 2017, the Company had $3.0 million and $0.8 million, respectively, in receivables from Cantor related to open derivative contracts. As of September 30, 2018 and December 31, 2017, the Company had $2.4 million and $2.8 million, respectively, in payables to Cantor related to open derivative contracts. As of September 30, 2018 and December 31, 2017, the Company had $15.0 million in payables to and $0.5 million in receivables from, respectively, Cantor related to fails and equity trades pending settlement.

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

As of September 30, 2018 and December 31, 2017, the aggregate balance of employee loans, net, was $466.9 million and $335.7 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2018 and 2017 was $6.9 million and $26.0 million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2018 and 2017 was $23.7 million and $43.2 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Interest income on the above-mentioned employee loans for the three months ended September 30, 2018 and 2017 was $2.2 million and $1.7 million, respectively. Interest income on the above-mentioned employee loans for the nine months ended September 30, 2018 and 2017 was $5.8 million and $4.8 million, respectively. The interest income related to these employee loans is included as part of “Interest income” in the Company’s unaudited condensed consolidated statements of operations.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into the April 2017 Sales Agreement and the March 2018 Sales Agreement with CF&Co, as the Company’s sales agent. During the three months ended September 30, 2018, the Company sold 2.0 million shares under its sales agreements for aggregate proceeds of $23.1 million, at a weighted-average price of $11.48 per share. During the three months ended September 30, 2017, the Company sold 1.1 million shares under the April 2017 Sales Agreement for aggregate proceeds of $15.1 million, at a weighted-average price of $13.24 per share. For the three months ended September 30, 2018 and 2017, the Company was charged approximately $0.5 million and $0.3 million, respectively, for services provided by CF&Co related to the Company’s sales agreement. During the nine months ended September 30, 2018, the Company sold 32.6 million shares under its sales agreements for aggregate proceeds of $434.9 million, at a weighted-average price of $13.34 per share. During the nine months ended September 30, 2017, the Company sold 5.4 million shares under the April 2017 Sales Agreement for aggregate proceeds of $62.9 million, at a weighted-average price of $11.62 per share. For the nine months ended September 30, 2018 and 2017, the Company was charged approximately $8.7 million and $1.3 million, respectively, for services provided by CF&Co related to the Company’s sales agreement. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of financial condition.

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

On October 3, 2014, management was granted approval by the Company’s Board of Directors and Audit Committee to enter into stock loan transactions with CF&Co utilizing shares of Nasdaq stock or other equities. Such stock loan transactions will bear market terms and rates. As of September 30, 2018, the Company had Securities loaned transactions of $66.3 million with CF&Co. The fair value of the securities lent was $66.3 million (see Note 8—“Collateralized Transactions”). As of September 30, 2018, the cash collateral received from CF&Co bore interest rates ranging from 2.7% to 3.0%. As of December 31, 2017, the Company had Securities loaned transactions of $202.3 million with Cantor. The market value of the securities lent was $204.1 million (see Note 8—“Collateralized Transactions”). As of December 31, 2017, the cash collateral received from CF&Co bore interest rates ranging from 1.9% to 4.3%. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). In connection with this issuance of 5.125% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $14.9 million of such senior notes and still holds such notes as of September 30, 2018.

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023 (the “5.375% Senior Notes due 2023”). The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. In connection with this issuance of 5.375% Senior Notes due 2023, the Company recorded approximately $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes.

Under rules adopted by the Commodity Futures Trading Commission (the “CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement. During the three months ended September 30, 2018 and 2017, the Company recorded fees of $31.3 thousand, with respect to these guarantees. During the nine months ended September 30, 2018 and 2017, the Company recorded fees of $93.8 thousand, with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

On June 18, 2018 and September 26, 2018, the Company entered into transactions related to the monetization of the shares of Nasdaq that we expect to receive in 2019 through 2022 as part of the Company’s sale of its eSpeed business to Nasdaq (see “Liquidity and Capital Resources” in the Management’s Discussion and Analysis included in Part I, Item 2 of this Quarterly Report on Form 10-Q for more information). The Company recorded approximately $4.0 million in fees for services provided by CF&Co related to these monetization transactions. These fees were recorded as a deduction from the carrying amount of the EPUs.

Transactions with Cantor Commercial Real Estate Company, L.P.

On October 29, 2013, the Audit Committee of the Board of Directors authorized the Company to enter into agreements from time to time with Cantor and/or its affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”), to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions, negotiating and due diligence services, in connection with the Company’s acquisition and other business strategies in commercial real estate and other businesses. Such services are provided at fees not to exceed the fully-allocated cost of such services, plus 10%. In connection with this agreement, the Company did not recognize any expense for the three and nine months ended September 30, 2018 and 2017.

The Company also has a referral agreement in place with CCRE, in which the Company’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement, the Company recognized revenues of $0.3 million and $14 thousand for the three months ended September 30, 2018 and 2017, respectively. The Company recognized revenues of $0.3 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. This revenue was recorded as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

The Company also has a revenue-share agreement with CCRE, in which the Company pays CCRE for referrals for leasing or other services. The Company did not make any payments under this agreement to CCRE for the three and nine months ended September 30, 2018 and 2017, respectively.

In addition, the Company has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. There was no revenue recognized from these referrals for the three months ended September 30, 2018 and $1.5 million for the three months ended September 30, 2017. The Company recognized $2.2 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively. These revenue from referrals are recognized in Gains from mortgage banking activities/originations, net in our consolidated condensed consolidated statements of operations. These referrals fees are net of the broker fees and commissions to CCRE of $33 thousand and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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

On March 11, 2015, the Company and CCRE entered into a note receivable/payable that allows for advances to or from CCRE at an interest rate of 1 month LIBOR plus 1.0%. On September 8, 2017, the note receivable/payable was terminated and all outstanding advances due were paid off. The Company recognized interest income of $0.2 million for the three and nine months ended September 30, 2017. The Company recognized interest expense of $0.3 million for the three months ended September 30, 2017, and $2.4 million for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, the Company purchased the primary servicing rights for $0.9 billion of loans originated by CCRE for $1.5 million. For the nine months ended September 30, 2017, the Company purchased the primary servicing rights for $0.3 billion of loans originated by CCRE for $0.6 million. The Company also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no mortgage servicing right is recognized. The Company recognized $0.9 million for the three months ended September 30, 2018 and $0.9 million for the three months ended September 30, 2017, and $2.8 million and $2.7 million for the nine months ended September 30, 2018 and 2017, respectively, of servicing revenue from (excludes interest and placement fees) loans purchased from CCRE on a “fee for service” basis, which was included as part of “Servicing fees” in our consolidated condensed consolidated statements of operations.

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

As of September 30, 2018, there were 1,178,869 FPUs in BGC Holdings and 535,849 FPUs in Newmark Holdings remaining, which the partnerships had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Transactions with Relief Fund

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of September 30, 2018 and December 31, 2017, the remaining liability associated with this commitment was $30.7 million, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million, to $16.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended September 30, 2018 and 2017, the Company made $0.2 million and $0.7 million, respectively, in cash contributions to Aqua. During the nine months ended September 30, 2018 and 2017, the Company made $0.6 million and $1.3 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company has also entered into a Subordinated Loan Agreement with Aqua, whereby the Company loaned Aqua the principal sum of $980 thousand. The scheduled maturity date on the subordinated loan is September 1, 2020, and the current rate of interest on the loan is three month LIBOR plus 600 basis points. The loan to Aqua is recorded as part of “Receivables from related parties” in the Company’s unaudited condensed consolidated statements of financial condition.

18.	Investments

Equity Method Investments

The carrying value of the Company’s equity method investments was $136.1 million as of September 30, 2018 and $135.6 million as of December 31, 2017, and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company recognized gains of $1.4 million and $2.1 million related to its equity method investments for the three months ended September 30, 2018 and 2017, respectively. The Company recognized gains of $10.0 million and $4.0 million related to its equity method investments for the nine months ended September 30, 2018 and 2017, respectively. The Company’s share of the gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations.

On September 8, 2017, the Company invested $100.0 million in Real Estate LP, which is controlled and managed by Cantor. As of September 30, 2018, the Company’s investment is accounted for under the equity method. There were no gains recognized for the three months ended September 30, 2018 and a $5.0 million gain recognized for the nine months ended September 30, 2018.

See Note 17—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited condensed consolidated financial statements.

Investments Carried Under Measurements Alternative

The Company had previously acquired investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. Prior to January 1, 2018, these investments were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. The carrying value of the cost method investments was $6.2 million and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition as of December 31, 2017. The Company did not recognize any gain or loss relating to cost method investments for the three and nine months ended September 30, 2017.

Effective January 1, 2018, these investments are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. The carrying value of these investments was $28.8 million and is included in “Investments” in the Company’s unaudited condensed statements of financial condition as of September 30, 2018. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for the three and nine months ended September 30, 2018.

In addition, the Company owns membership shares, which are included in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of September 30, 2018 and December 31, 2017. Prior to January 1, 2018, these shares were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. Effective January 1, 2018, these shares are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. The Company recognized $18.2 million and $38.7 million unrealized gains (upward adjustment) to reflect observable transactions for these shares during the three and nine months ended September 30, 2018, respectfully. The unrealized gains are reflected in “Other Income” in the Company’s unaudited condensed consolidated statements of operations.

Investments in Variable Interest Entities

Certain of the Company’s equity method investments are considered Variable Interest Entities (“VIEs”), as defined under the accounting guidance for consolidation. The Company is not considered the primary beneficiary of and therefore does not consolidate these VIEs. The Company’s involvement with such entities is in the form of direct equity interests and related agreements. The Company’s maximum exposure to loss with respect to the VIEs is its investment in such entities as well as a credit facility and a subordinated loan.

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of September 30, 2018 and December 31, 2017 (in thousands).

	September 30, 2018		December 31, 2017
		Maximum		Maximum
		Exposure to		Exposure to
	Investment	Loss	Investment	Loss
Variable interest entities[1]	$106,642	$107,622	$103,892	$104,872

[1]

The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980.0 thousand. As of September 30, 2018 and December 31, 2017, the Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980.0 thousand subordinated loan to Aqua.

Consolidated VIE

The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and the Company determined that it is the primary beneficiary of this VIE because the Company, through GFI, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $7.3 million and $5.9 million as of September 30, 2018 and December 31, 2017, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $0.9 million and $1.6 million as of September 30, 2018 and December 31, 2017, respectively. The Company’s exposure to economic loss on this VIE was approximately $3.5 million and $2.4 million as of September 30, 2018 and December 31, 2017, respectively.

19.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Computer and communications equipment	$155,946	$151,499
Software, including software development costs	201,119	164,011
Leasehold improvements and other fixed assets	200,485	179,178
	557,550	494,688
Less: accumulated depreciation and amortization	(341,419)	(305,341)
Fixed assets, net	$216,131	$189,347

Depreciation expense was $7.8 million and $7.5 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $23.0 million and $22.9 million for the nine months ended September 30, 2018 and 2017, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

The Company has approximately $7.5 million of asset retirement obligations related to certain of its leasehold improvements. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the three months ended September 30, 2018 and 2017, software development costs totaling $14.4 million and $13.5 million, respectively, were capitalized. Amortization of software development costs totaled $7.5 million and $4.7 million for the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, software development costs totaling $38.5 million and $27.8 million, respectively, were capitalized. Amortization of software development costs totaled $19.0 million and $15.3 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.7 million and $0.5 million were recorded for the three months ended September 30, 2018 and 2017, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $0.7 million and $1.2 million were recorded for the nine months ended September 30, 2018 and 2017, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. The impairment charges for the nine months ended September 30, 2018 and 2017 were related to the Financial Services segment.

Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

20.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2018 were as follows (in thousands):

	Financial Services	Real Estate Services	Total
Balance at December 31, 2017	$468,050	$477,532	$945,582
Acquisitions	—	38,439	38,439
Measurement period adjustments	12	(2,444)	(2,432)
Cumulative translation adjustment	(1,962)	—	(1,962)
Balance at September 30, 2018	$466,100	$513,527	$979,627

During the nine months ended September 30, 2018, the Company recognized goodwill of approximately $38.4 million which was allocated to the Company’s Real Estate Services Segment. See Note 4—“Acquisitions” for more information. Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	September 30, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$204,735	$39,047	$165,688	12.9
Technology	24,024	12,326	11,698	3.4
Noncompete agreements	36,535	20,886	15,649	2.4
Patents	10,412	10,272	140	7.9
All other	22,466	13,502	8,964	7.8
Total definite life intangible assets	298,172	96,033	202,139	11.3
Indefinite life intangible assets:
Trade names	83,912	—	83,912	N/A
Licenses	7,929	—	7,929	N/A
Total indefinite life intangible assets	91,841	—	91,841	N/A
Total	$390,013	$96,033	$293,980	11.3

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$203,743	$27,820	$175,923	13.7
Technology	24,025	9,741	14,284	4.2
Noncompete agreements	34,333	16,180	18,153	2.7
Patents	10,629	10,049	580	3.6
All other	19,795	9,691	10,104	9.2
Total definite life intangible assets	292,525	73,481	219,044	11.9
Indefinite life intangible assets:
Trade names	84,048	—	84,048	N/A
Licenses	7,929	—	7,929	N/A
Total indefinite life intangible assets	91,977	—	91,977	N/A
Total	$384,502	$73,481	$311,021	11.9

Intangible amortization expense was $7.3 million and $8.0 million for the three months ended September 30, 2018 and 2017, respectively. Intangible amortization expense was $23.6 million and $23.0 million for the nine months ended September 30, 2018 and 2017, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

There was no impairment charge for the Company’s indefinite life intangibles for the three and nine months ended September 30, 2018. There was a $6.3 million impairment charge for the Company’s indefinite life intangibles for the three and nine months ended September 30, 2017.

The estimated future amortization expense of definite life intangible assets as of September 30, 2018 is as follows (in millions):

2018	$7.1
2019	28.4
2020	23.7
2021	19.5
2022	14.7
2023 and thereafter	108.7
Total	$202.1

21.	Notes Payable, Other and Short-term Borrowings

Notes payable, other and short-term borrowings consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Unsecured senior revolving credit agreement	$125,000	$—
Unsecured converted Term Loan	132,456	397,310
Unsecured senior term loan credit agreement	—	270,710
8.125% Senior Notes	—	109,396
5.375% Senior Notes	298,801	298,064
8.375% Senior Notes	—	242,474
5.125% Senior Notes	297,611	296,996
5.375% Senior Notes due 2023	444,450	—
Collateralized borrowings	24,712	35,559
Total Notes payable and other borrowings	1,323,030	1,650,509
Short-term borrowings	4,995	6,046
Total Notes payable, other and short-term borrowings	$1,328,025	$1,656,555

Unsecured Senior Revolving Credit and Converted Term Loan Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provides for revolving loans of up to $400.0 million. The maturity date of the facility is September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the Converted Term Loan. The Converted Term Loan is guaranteed by the Company. The Company remains a borrower under, and retains access to, the revolving credit facility for any future draws, subject to availability which increases as Newmark repays the Converted Term Loan. Borrowings under the Converted Term Loan bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. As there were amounts outstanding under the senior term loan as of December 31, 2017, the pricing increased by 50 basis points. Also, since there were amounts outstanding under the senior term loan as of June 30, 2018, the pricing increased by an additional 75 basis points (125 basis points in the aggregate) until the senior term loan is paid in full. From and after the repayment in full of the senior term loan, the pricing shall return to the levels previously described.

During the nine months ended September 30, 2018, the Company repaid $266.1 million of the Converted Term Loan. Subsequent to the repayment, the Company borrowed an additional $125.0 million from the committed unsecured senior revolving credit agreement. As of September 30, 2018, there were $125.0 million of borrowings outstanding under the unsecured senior revolving credit agreement. The approximated fair value of the unsecured senior revolving credit agreement was $125.0 million as of

September 30, 2018. As of September 30, 2018, there were $134.0 million of borrowings outstanding under the Converted Term Loan. The carrying value of the Converted Term Loan as of September 30, 2018 was $132.5 million, net of deferred financing costs of $1.5 million. The approximated fair value of the Converted Term Loan as of September 30, 2018 and December 31, 2017 was $132.5 million and $397.3 million, respectively. As of September 30, 2018, the interest rate on the revolving credit agreement was 4.35% and the interest rate on the Converted Term Loan was 4.41%. The Company recorded interest expense related to the Converted Term Loan of $3.1 million and $12.1 million for the three and nine months ended September 30, 2018, respectively. The Company recorded interest expense related to the unsecured senior revolving credit agreement of $0.8 million for both the three and nine months ended September 30, 2018. As of October 15, 2018, BGC repaid the $125.0 million of borrowings outstanding under the unsecured senior revolving credit agreement. In addition, on November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan using proceeds from the sale of its 6.125% Senior Notes. See Note 31—“Subsequent Events” for additional information.

Unsecured Senior Term Loan Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The term loan credit agreement provides for loans of up to $575.0 million. The maturity date of the agreement is September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of the Company as borrower under the senior term loan. The senior term loan is guaranteed by the Company. There was no change in the maturity date or interest rate. Borrowings under the senior term loan bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. As there were amounts outstanding under the senior term loan as of December 31, 2017, the pricing increased by 50 basis points. From and after the repayment in full of the senior term loan, the pricing shall return to the levels previously described. The senior term loan is also subject to mandatory prepayment from 100% of net cash proceeds of all material asset sales and debt and equity issuances by Newmark and its subsidiaries (subject to certain customary exceptions, including sales under the Company’s CEO sales program). The net proceeds from the Newmark initial public offering were used to partially repay $304.3 million of the senior term loan. During the nine months ended September 30, 2018, the Company repaid the outstanding balance of $270.7 million on the senior term loan, at which point the facility was terminated. Therefore, there were no borrowings outstanding as of September 30, 2018. The approximated fair value of the senior term loan as of December 31, 2017 was $270.7 million. The Company recorded interest expense related to the senior term loan of $2.6 million for the nine months ended September 30, 2018. The Company recorded interest expense related to the senior term loan of $1.5 million for both the three and nine months ended September 30, 2017.

Senior Notes

The Company’s Senior Notes are recorded at amortized cost. As of September 30, 2018 and December 31, 2017, the carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.125% Senior Notes	$—	$—	$109,396	$116,550
5.375% Senior Notes	298,801	305,040	298,064	313,125
8.375% Senior Notes	—	—	242,474	247,200
5.125% Senior Notes	297,611	305,895	296,996	315,375
5.375% Senior Notes due 2023	444,450	449,096	—	—
Total	$1,040,862	$1,060,031	$946,930	$992,250

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. On August 1, 2018, the Company’s Board of Directors approved the redemption of the outstanding $112.5 million principal amount of its 8.125% Senior Notes, and on August 3, 2018, the Company delivered a notice of redemption to the holders of the outstanding $112.5 million aggregate principal amount of the 8.125% Senior Notes, which were redeemed on September 5, 2018.  The Company recorded interest expense related to the 8.125% Senior Notes of $4.7 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively.  The Company recorded interest expense related to the 8.125% Senior Notes of $9.3 million and 6.9 million for the three and nine months ended September 30, 2018 and 2017, respectively.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes of $4.3 million for both the three months ended September 30, 2018 and 2017. The Company recorded interest expense related to the 5.375% Senior Notes of $12.8 million for both the nine months ended September 30, 2018 and 2017.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares of GFI common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave the Company the ability to control the timing and process with respect to a full merger which was completed on January 12, 2016. Also on July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of GFI’s 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. On November 4, 2015, GFI, BGC and the Trustee entered into the First Supplemental Indenture supplementing the Indenture and incorporating BGC’s guarantee of the Notes (the “First Supplemental Indenture”). In addition, on January 13, 2016, Moody’s further upgraded the credit rating on GFI’s 8.375% Senior Notes, eliminating the penalty interest. On July 19, 2018, the Company repaid the $240.0 million principal anount of its 8.375% Senior Notes upon their maturity. The Company recorded interest expense related to the 8.375% Senior Notes of $1.0 million and $5.0 million for the three months ended September 30, 2018 and 2017, respectively. The Company recorded interest expense related to the 8.375% Senior Notes of $11.1 million and $15.1 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.125% Senior Notes of $4.1 million and $4.0 million for the three months ended September 30, 2018 and 2017, respectively. The Company recorded interest expense related to the 5.125% Senior Notes of $12.1 million for both the nine months ended September 30, 2018 and 2017.

5.375% Senior Notes due 2023

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023 (the “5.375% Senior Notes due 2023”). The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. These 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes due 2023) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes due 2023 will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes due 2023 of $4.6 million for both the three and nine months ended September 30, 2018. The Company did not record any interest expense related to the 5.375% Senior Notes due 2023 for the three and nine months ended September 30, 2017.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of September 30, 2018, the Company had $3.7 million outstanding related to this secured loan arrangement, which includes $25.0 thousand of deferred financing costs. As of September 30, 2018 and December 31, 2017, the carrying value of the secured loan arrangement approximated the fair value. The value of the fixed assets pledged as of September 30, 2018 was $0.1 million. The Company recorded interest expense related to this secured loan arrangement of $0.1 million for both the three months ended September 30, 2018 and 2017. The Company recorded interest expense related to this secured loan arrangement of $0.2 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% and matures on May 31, 2021. As of September 30, 2018, the Company had $21.0 million outstanding related to this secured loan arrangement. As of September 30, 2018 and December 31, 2017, the carrying value of the secured loan arrangement approximated the fair value. The value of the fixed assets pledged as of September 30, 2018 was $8.9 million. The Company recorded interest expense related to this secured loan arrangement of $0.2 million and $0.3 million for the three months ended September 30, 2018 and 2017 respectively. The Company recorded interest expense of $0.6 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Short-term Borrowings

On February 25, 2016, the Company entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of the Company’s domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. This facility was terminated on September 8, 2017, at which point the outstanding balance of $150.0 million was repaid. There were no borrowings outstanding under the facility as of September 30, 2018 and as of December 31, 2017. The Company did not record interest expense related to the credit facility for the three or nine months ended September 30, 2018. The Company recorded interest expense related to the credit facility of $1.2 million and $2.4 million for the three and nine months ended September 30, 2017.

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short term loans of up to $5.0 million (BRL 20.0 million). The maturity date of the agreement is November 20, 2018. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of September 30, 2018, there were $5.0 million (BRL 20.0 million) of borrowings outstanding under the facility. As of September 30, 2018 and December 31, 2017, the carrying value of the loan agreement approximated the fair value. As of September 30, 2018, the interest rate was 9.8%. The

Company recorded interest expense related to the loan of $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively. The Company recorded interest expense related to the loan of $0.1 million for both the three and nine months ended September 30, 2017.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $12.4 million (BRL 50.0 million). The maturity date of the agreement is December 14, 2018. This facility bears a fee of 1.00% per year. As of September 30, 2018, there were no borrowings outstanding under this facility. The Company recorded bank fees related to the agreement of $32 thousand and $0.1 million for the three and nine months ended September 30, 2018, respectively. The Company recorded bank fees related to the agreement of $0.1 million for both the three and  nine months ended September 30, 2017, respectively.

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

On June 22, 2016, at the Annual Meeting of Stockholders of the Company, the stockholders approved the Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of Class A common stock of the Company that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of September 30, 2018, remaining capacity under the Equity Plan was 173.1 million BGC shares. On June 6, 2017, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the Company’s Second Amended and Restated Incentive Bonus Compensation Plan (the “Incentive Plan”) to approve the material terms of the performance goals under the Incentive Plan for compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, including an amendment to those performance goals in order to broaden the stock price performance goal to include dividends and/or total stockholder return. On December 13, 2017, immediately prior to the IPO, BGC as Newmark’s then sole stockholder approved the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”). Under the Newmark Equity Plan, Newmark may issue up to 400.0 million aggregate shares of its Class A common stock, of which 50.0 million is registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of September 30, 2018, the remaining capacity under the Newmark Equity Plan was 399.6 million Newmark shares. In addition, as of September 30, 2018, there are 11.2 million exchangeable Newmark units that, contingent upon the spin-off of Newmark, will be able to be exchanged for shares of Newmark Class A common stock.

Limited Partnership Units

A summary of the activity associated with BGC Holdings limited partnership units is as follows:

Number of Units
Balance at December 31, 2017	123,631,195
Granted	28,836,257
Redeemed/exchanged units	(13,897,224)
Forfeited units	(38,689)
Balance at September 30, 2018	138,531,539

As of September 30, 2018 and December 31, 2017, the Company had 138.5 million and 123.6 million BGC Holdings limited partnership units outstanding, respectively. In addition, there were 64.5 million and 56.2 million limited partnership units in Newmark Holdings outstanding as of September 30, 2018 and December 31, 2017, respectively. The 8.3 million increase in Newmark Holdings limited partnership units for the nine months ended September 30, 2018, is the result of 15.5 million limited partnership units in Newmark Holdings granted, (7.2 million) limited partnership units in Newmark Holdings redeemed/exchanged, and (17.6 thousand) limited partnership units in Newmark Holdings forfeited.

As a result of the Newmark IPO and the related Separation and Distribution Agreement, in order for a partner to exchange a BGC Holdings limited partnership unit into BGC Class A common stock, such partner must exchange both a BGC Holdings limited partnership unit and a number of Newmark Holdings limited partnership units equal to a BGC Holdings limited partnership unit multiplied by the distribution ratio and divided by the exchange ratio. Certain standalone BGC Holdings limited partnership units that do not have corresponding Newmark Holdings limited partnership units, may only become exchangeable into BGC Class A common stock once the Newmark spin-off has occurred (see Note 2—“Limited Partnership Interests” for further details on the Separation and Distribution Agreement).

During the three months ended September 30, 2018, the Company granted exchangeability on 1.9 million and 1.0 million limited partnership units in BGC Holdings and Newmark Holdings, respectively, and during the three months ended September 30, 2017, the Company granted exchangeability on 1.8 million limited partnership units in BGC Holdings. During the nine months ended September 30, 2018, the Company granted exchangeability on 14.7 million and 6.1 million limited partnership units in BGC Holdings and Newmark Holdings, respectively, and during the nine months ended September 30, 2017, the Company granted exchangeability on 10.7 million limited partnership units in BGC Holdings. The Company incurred non-cash compensation expense related to the grant of  exchangeability of $23.5 million and $19.8 million for the three months ended September 30, 2018 and 2017, respectively, and $176.6 million and $111.9 million for the nine months ended September 30, 2018 and 2017, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

As of September 30, 2018 and December 31, 2017, the number of share-equivalent limited partnership units exchangeable into shares of BGC Class A common stock at the discretion of the unit holder was 24.0 million and 20.0 million, respectively. The number of share-equivalent limited partnership units exchangeable into shares of BGC Class A common stock as of September 30, 2018 comprises 24.0 million and 11.4 million limited partnership units in BGC Holdings and Newmark Holdings, respectively, exchangeable together into 24.0 million shares of BGC Class A common stock as described above. Due to the change in the distribution ratio during 2018 there are also 1.0 million standalone BGC Holdings exchangeable limited partnership units as of September 30, 2018. The number of share-equivalent limited partnership units exchangeable into shares of BGC Class A common stock as of December 31, 2017 comprises 20.0 million and 9.1 million of limited partnership units in BGC Holdings and Newmark Holdings, respectively, exchangeable together into 20.0 million shares of BGC Class A common stock.

As of September 30, 2018, the notional value of the BGC limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $118.0 million. The number of outstanding limited partnership units with a post-termination pay-out represent 11.1 million limited partnership units in BGC Holdings and 5.2 million limited partnership units in Newmark Holdings, of which approximately 4.3 million units in BGC Holdings and 2.0 million units in Newmark Holdings were unvested. As of September 30, 2018, the aggregate estimated fair value of these limited partnership units was approximately $32.6 million. In addition, beginning January 1, 2018, the Company began granting standalone limited partnership units in Newmark Holdings to Newmark employees. As of September 30, 2018, the notional value of the Newmark limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $62.3 million. The number of outstanding limited partnership units with a post-termination pay-out represent 4.2 million limited partnership units in Newmark Holdings, of which approximately 2.7 million units in Newmark Holdings were unvested. As of September 30, 2018, the aggregate estimated fair value of these limited partnership units was approximately $6.0 million.

As of December 31, 2017, the notional value of the BGC limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $242.1 million. The number of outstanding limited partnership units with a post-termination pay-out as of December 31, 2017 was approximately 24.1 million, of which approximately 13.3 million were unvested. As of December 31, 2017, the number of outstanding limited partnership units with a post-termination pay-out represent 24.1 million and 11.0 million of limited partnership units in BGC Holdings and Newmark Holdings, respectively, of which approximately 13.3 million and 6.0 million units in BGC Holdings and Newmark Holdings, respectively, were unvested. As of December 31, 2017, the aggregate estimated fair value of these limited partnership units was approximately $45.7 million.

The liability for limited partnership units with a post-termination payout held by executives and non-executive employees is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of September 30, 2018 and December 31, 2017, the aggregate estimated fair value of these acquisition-related limited partnership units was $16.1 million and $20.6 million, respectively. The liability for such acquisition-related limited partnership units is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited condensed consolidated statements of financial condition.

Compensation expense related to limited partnership units with a post-termination pay-out amount or a stated vesting schedule is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense (benefit) related to these limited partnership units of $1.1 million and $6.6 million for the three months ended September 30, 2018 and 2017, respectively. The Company recognized compensation expense (benefit) related to these limited partnership units of $(6.2) million and $19.0 million for the nine months ended September 30, 2018 and 2017, respectively. This expense is included in “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $44.4 million and $28.6 million for the three months ended September 30, 2018 and 2017, respectively. The allocation of income to limited partnership units and FPUs was $63.1 million and $50.0 million for the nine months ended September 30, 2018 and 2017, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

Restricted Stock Units

A summary of the activity associated with BGC RSUs is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2017	1,409,747	$8.76	1.68
Granted	460,402	12.37
Delivered units	(626,576)	8.59
Forfeited units	(120,110)	10.38
Balance at September 30, 2018	1,123,463	$10.16	1.71

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

During the nine months ended September 30, 2018 and 2017, the Company granted 0.5 million and 0.8 million, respectively, of BGC RSUs with aggregate estimated grant date fair values of approximately $5.7 million and $7.8 million, respectively, to employees and directors. These BGC RSUs were awarded in lieu of cash compensation for salaries, commissions, fees, and/or discretionary or guaranteed bonuses. BGC RSUs granted to these individuals generally vest over a two- to four-year period.

For BGC RSUs that vested during the nine months ended September 30, 2018 and 2017, the Company withheld shares valued at $2.2 million and $2.3 million, respectively, to pay taxes due at the time of vesting.

As of September 30, 2018 and December 31, 2017, the aggregate estimated grant date fair value of outstanding BGC RSUs was approximately $11.4 million and $12.3 million, respectively.

Compensation expense related to BGC RSUs was approximately $1.2 million and $1.6 million, respectively, for the three months ended September 30, 2018 and 2017. Compensation expense related to BGC RSUs was approximately $4.9 million and $4.3 million, respectively, for the nine months ended September 30, 2018 and 2017. As of September 30, 2018, there was approximately $12.6 million of total unrecognized compensation expense related to unvested BGC RSUs.

Beginning January 1, 2018, the Company began granting Newmark RSUs to Newmark employees. The fair value is determined on the date of grant based on the market value of Newmark Class A common stock in the same fashion as described above, and the awards vest ratably over a 2to3 year vesting period into shares of Newmark Class A common stock. During the three months ended September 30, 2018, the Company granted approximately 53 thousand Newmark RSUs with aggregate estimated grant date fair values of approximately $0.6 million. During the nine months ended September 30, 2018, the Company granted approximately 265 thousand of Newmark RSUs with aggregate estimated grant date fair values of approximately $3.8 million. As of September 30, 2018, the aggregate estimated grant date fair value of outstanding Newmark RSUs was approximately $3.7 million with a weighted-average grant date fair value per share of $14.19 and a weighted-average remaining contractual term of 2.46 years.

Restricted Stock

The Company has granted restricted shares under its Equity Plan. Such restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the nine months ended September 30, 2018 and 2017, 194 thousand BGC shares and 107 thousand BGC shares, respectively, were forfeited in connection with this clause. During the nine months ended September 30, 2018 and 2017, the Company released the restrictions with respect to approximately 1.2 million and 2.1 million of such BGC shares, respectively. As of September 30, 2018, there were 7.7 million of such restricted BGC shares outstanding.

Deferred Compensation

The Company maintains a Deferred Cash Award Program for GFI, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. In addition, prior to the completion of the tender offer, GFI’s outstanding RSUs were converted into the right to receive an amount in cash equal to $6.10 per unit, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU. The total compensation expense, net of forfeitures, recognized in relation to the deferred cash compensation awards was $1.3 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively. The total compensation expense, net of forfeitures, recognized in relation to the deferred cash compensation awards was $3.8 million and $7.2 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the total liability for the deferred cash compensation awards was $4.4 million, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. Total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $3.1 million and is expected to be recognized over a weighted-average period of 1.52 years. The Company also maintains a similar deferred cash award program for Berkeley Point, in which it pays certain bonuses in the form of deferred cash compensation awards, which also generally vest over a future service period. The total compensation expense recognized in relation to Berkeley Point’s deferred cash compensation awards was $0.4 million and $(0.3) million for the three months ended September 30, 2018 and 2017, respectively. The total compensation expense recognized in relation to Berkeley Point’s deferred cash compensation awards was $1.7 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, the total liability for the deferred cash compensation awards was $1.2 million and $0.4 million, respectively, which is included in “Accrued compensation” on the Company’s consolidated statements of financial condition.

In December 2017, the Company recognized compensation expense of $40.3 million in relation to the grant of deferred BGC and Newmark Class A common stock, which was approved by the Board of Directors. During the nine months ended September 30, 2018, the Company issued 1.0 million BGC Class A common stock and 0.3 million Newmark Class A common stock pursuant to these awards.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. For both September 30, 2018 and December 31, 2017, the Company was contingently liable for $1.0 million under these letters of credit.

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

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the United States, subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5.9 million in health care claims as of September 30, 2018. The Company does not expect the impact of the health care claims to have a material impact on its financial condition, results of operations or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of September 30, 2018, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.

Contractual Obligations

As of September 30, 2018 and December 31, 2017, the Company was committed to fund approximately $444.0 million and $243.8 million, respectively, which is the total remaining draws on construction loans originated by the Company under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for credit facilities. In addition, the Company has corresponding commitments to sell these loans to various investors as they are funded.

24.	Income Taxes

The Company’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners (see Note 2—“Limited Partnership Interests” for discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized.

Provisional amounts in effective rate

On December 22, 2017, “H.R.1”, formally known as the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into law in the U.S. The Tax Act is expected to have a favorable impact on the Company’s effective tax rate and net income as reported under generally accepted accounting principles both in the first fiscal quarter of 2018 and subsequent reporting periods to which the Tax Act is effective. The Company is applying the guidance in SAB118 when accounting for the enactment-date effects of the Tax Act. As of September 30, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act. The Company will continue to make and refine its calculations as additional analysis is completed. The final impact of the Tax Act may differ from the Company’s estimate for the provision for income taxes, possibly materially, due to, among other factors, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by the Company as a result of the Tax Act.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company recorded a provisional amount of $84.3 million as of December 31, 2017. As of September 30, 2018, the Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P). The Company has recorded a provisional amount for the one-time transition tax liability net of foreign tax credits of $36.6 million as of December 31, 2017. As the Company continues to refine its E&P analysis as well as finalize the amounts held in cash or other specified assets, it will refine its calculations of the one-time transition tax, which could affect the measurement of this liability. As of September 30, 2018, except for the cash proceeds from the sale of Trayport, the Company’s intention to permanently reinvest these undistributed pre-tax foreign earnings in the Company’s foreign operations remains unchanged. However, this policy will be further re-evaluated and assessed based on the Company’s overall business needs and requirements.

Because of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, the Company continues to evaluate this provision of the Tax Act. Under U.S. GAAP, the Company can elect an accounting policy choice to either (a) treat future taxes related to GILTI as a current period expense when incurred (“period cost method”) or (b) factor amounts related to GILTI into the Company’s measurement of its deferred taxes (“deferred method”). The Company’s accounting for the effects of the GILTI tax law provisions is incomplete at this time, and, therefore, the Company is not yet able to reasonably estimate the effect of this provision of the Tax Act nor has an accounting policy decision been made with respect to GILTI. As of September 30, 2018, because the Company is still evaluating the GILTI provisions as well as future taxable income that may be subject to GILTI, the Company shall include GILTI related to current-year operations, if any, only in the Estimated Annualized Effective Tax Rate and have not provided additional GILTI on deferred items.

Pursuant to U.S. GAAP guidance, Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2018, the Company had $5.5 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of December 31, 2017, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $7.1 million, all of which, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision for income taxes” in the Company’s consolidated statements of operations. As of September 30, 2018, the Company had approximately $1.7 million of accrued interest and penalties related to uncertain tax positions. As of December 31, 2017, the Company had $2.7 million of accrued interest and penalties related to uncertain tax positions.

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

As of September 30, 2018, the credit risk loans being serviced by the Company on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $19.9 billion with a maximum potential loss of approximately $5.6 billion, of which $82.3 million is covered by the Credit Enhancement Agreement (see Note 14—“Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability”).

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

As of September 30, 2018 and December 31, 2017, the estimated liability under the guarantee liability, included as part of “Accounts payable, accrued and other liabilities” in the unaudited condensed consolidated statements of financial condition, was as follows (in thousands):

Balance at December 31, 2016	$(413)
Reversal of provision	359
Balance at December 31, 2017	$(54)
Reversal of provision	3
Balance at September 30, 2018	$(51)

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

See Note 14—“Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability” for further explanation of credit protection provided by DB Cayman. The provisions for risk sharing, included in “Other expenses” in the accompanying unaudited condensed consolidated statements of operations, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Increase (decrease) to financial guarantee liability	$4	$(134)	$(3)	$(347)
Decrease (increase) to credit enhancement asset	—	1	10	145
Increase (decrease) to contingent liability	(1)	—	—	6
Total provision for risk-sharing obligations	$3	$(133)	$7	$(196)

26.	Concentrations of Credit Risk

The lending activities of the Company create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, the Company is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans. As of September 30, 2018, 26% and 16% of the $5.6 billion maximum loss was for properties located in California and Texas, respectively. As of December 31, 2017, 26% and 15% of the $5.3 billion maximum loss was for properties located in California and Texas, respectively. See Note 25—“Financial Guarantee Liability” for additional information.

27.	Escrow and Custodial Funds

In conjunction with the servicing of multi-family and commercial loans, the Company holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to approximately $1.2 billion, as of September 30, 2018 and $0.8 billion as of December 31, 2017. These funds are held for the benefit of the Company’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of the Company.

28.	Regulatory Requirements

Financial Services

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2018, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of September 30, 2018, the European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements described above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2018, our regulated subsidiaries held $535.3 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $308.2 million.

Real Estate Services

As a result of the Berkeley Point Acquisition, the Company is now subject to various capital requirements in connection with seller/servicer agreements that the Company has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in the Company’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the Company’s consolidated financial statements. Management believes that the Company met all capital requirements as of September 30, 2018. As of September 30, 2018, the most restrictive capital requirement was Fannie Mae’s net worth requirement. The Company exceeded the minimum requirement by $475.1 million.

Certain of the Company’s agreements with Fannie Mae allow the Company to originate and service loans under Fannie Mae’s DUS Program. These agreements require the Company to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of the Company’s agreements with Freddie Mac allow the Company to service loans under Freddie Mac’s TAH Program. These agreements require the Company to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by the Company. Management believes that as of September 30, 2018 that the Company met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, the Company is required to advance to investors any uncollected principal and interest due from borrowers. As of September 30, 2018 and December 31, 2017, outstanding borrower advances were approximately $440.0 thousand and $120.4 thousand, respectively, and are included in “Other assets” in the accompanying consolidated statements of financial condition.

29.Segment and Geographic Information

Segment Information

The Company determines its business segments based on the products and services provided and reflect the manner in which financial information is evaluated by management. The Company’s operations consist of two reportable segments, Financial Services and Real Estate Services.

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

The Company evaluates the performance and reviews the results of its segments based on each segment’s “Income (loss) from operations before income taxes.”

The amounts shown below for the Financial Services and Real Estate Services segments reflect the amounts that are used by management to allocate resources and assess performance, which is based on each segment’s “Income (loss) from operations before income taxes.” In addition to the two business segments, the tables below include a “Corporate Items” category. Corporate revenues include fees from related parties and interest income. Corporate expenses include non-cash compensation expenses (such as the grant of exchangeability to limited partnership units, and allocations of net income to limited partnership units and FPUs), as well as unallocated expenses, such as certain professional and consulting fees, executive compensation and interest expense, which are managed separately at the corporate level. Corporate other income (losses), net includes gains or losses that are not considered part of the Company’s ordinary, ongoing business, and the fair value adjustment of future earn-out payments.

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

Three months ended September 30, 2018 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$128,289	$—	$—	$128,289
Foreign exchange	90,683	—	—	90,683
Credit	67,111	—	—	67,111
Energy and commodities	57,974	—	—	57,974
Equities, insurance, and other asset classes	81,272	—	—	81,272
Leasing and other services	—	203,913	—	203,913
Real estate capital markets	—	115,436	—	115,436
Gains from mortgage banking activities/originations, net	—	51,972	—	51,972
Real estate management and other services	—	101,881	—	101,881
Servicing fees	—	34,948	—	34,948
Fees from related parties	—	307	6,821	7,128
Data, software and post-trade	16,547	—	—	16,547
Other revenues	3,876	79	199	4,154
Total non-interest revenues	445,752	508,536	7,020	961,308
Interest income	934	13,076	1,936	15,946
Total revenues	446,686	521,612	8,956	977,254
Interest expense	—	9,237	24,235	33,472
Non-interest expenses	345,889	396,897	92,056	834,842
Total expenses	345,889	406,134	116,291	868,314
Other income (losses), net:
Gains (losses) on equity investments	—	—	1,344	1,344
Other income (losses)	(3,731)	93,995	18,512	108,776
Total other income (losses), net	(3,731)	93,995	19,856	110,120
Income (loss) from operations before income taxes	$97,066	$209,473	$(87,479)	$219,060

Three months ended September 30, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$123,041	$—	$—	$123,041
Foreign exchange	83,899	—	—	83,899
Credit	66,133	—	—	66,133
Energy and commodities	48,231	—	—	48,231
Equities, insurance, and other asset classes	79,657	—	—	79,657
Leasing and other services	—	158,604	—	158,604
Real estate capital markets	—	98,307	—	98,307
Gains from mortgage banking activities/originations, net	—	45,455	—	45,455
Real estate management and other services	—	60,798	—	60,798
Servicing fees	—	29,057	—	29,057
Fees from related parties	—	240	6,933	7,173
Data, software and post-trade	13,776	—	—	13,776
Other revenues	1,096	40	35	1,171
Total non-interest revenues	415,833	392,501	6,968	815,302
Interest income	824	6,915	3,987	11,726
Total revenues	416,657	399,416	10,955	827,028
Interest expense	—	4,437	19,988	24,425
Non-interest expenses	338,440	322,929	89,178	750,547
Total expenses	338,440	327,366	109,166	774,972
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	4	4
Gains (losses) on equity investments	—	—	2,147	2,147
Other income (losses)	12,128	76,968	(901)	88,195
Total other income (losses), net	12,128	76,968	1,250	90,346
Income (loss) from operations before income taxes	$90,345	$149,018	$(96,961)	$142,402

Nine months ended September 30, 2018 (in thousands)

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$434,209	$—	$—	$434,209
Foreign exchange	288,292	—	—	288,292
Credit	224,687	—	—	224,687
Energy and commodities	174,400	—	—	174,400
Equities, insurance, and other asset classes	266,991	—	—	266,991
Leasing and other services	—	541,433	—	541,433
Real estate capital markets	—	318,491	—	318,491
Gains from mortgage banking activities/originations, net	—	132,764	—	132,764
Real estate management and other services	—	305,880	—	305,880
Servicing fees	—	96,207	—	96,207
Fees from related parties	—	935	19,054	19,989
Data, software and post-trade	47,016	—	—	47,016
Other revenues	5,272	233	1,052	6,557
Total non-interest revenues	1,440,867	1,395,943	20,106	2,856,916
Interest income	2,689	26,574	7,797	37,060
Total revenues	1,443,556	1,422,517	27,903	2,893,976
Interest expense	—	17,364	70,687	88,051
Non-interest expenses	1,125,170	1,116,038	298,472	2,539,680
Total expenses	1,125,170	1,133,402	369,159	2,627,731
Other income (losses), net:
Gains (losses) on equity investments	—	4,950	5,049	9,999
Other income (losses)	10,648	94,125	37,135	141,908
Total other income (losses), net	10,648	99,075	42,184	151,907
Income (loss) from operations before income taxes	$329,034	$388,190	$(299,072)	$418,152

Nine months ended September 30, 2017 (in thousands)

	Financial Services	Real Estate Services	Corporate Items	Total
Brokerage revenues:
Rates	$392,262	$—	$—	$392,262
Foreign exchange	243,606	—	—	243,606
Credit	218,733	—	—	218,733
Energy and commodities	149,855	—	—	149,855
Equities, insurance, and other asset classes	240,687	—	—	240,687
Leasing and other services	—	430,859	—	430,859
Real estate capital markets	—	270,865	—	270,865
Gains from mortgage banking activities/originations, net	—	164,263	—	164,263
Real estate management and other services	—	163,017	—	163,017
Servicing fees	—	80,729	—	80,729
Fees from related parties	—	1,055	19,074	20,129
Data, software and post-trade	40,185	—	—	40,185
Other revenues	2,693	172	158	3,023
Total non-interest revenues	1,288,021	1,110,960	19,232	2,418,213
Interest income	2,131	28,419	10,359	40,909
Total revenues	1,290,152	1,139,379	29,591	2,459,122
Interest expense	—	15,765	53,913	69,678
Non-interest expenses	1,043,925	915,983	237,532	2,197,440
Total expenses	1,043,925	931,748	291,445	2,267,118
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	561	561
Gains (losses) on equity investments	—	—	3,986	3,986
Other income (losses)	20,845	76,968	115	97,928
Total other income (losses), net	20,845	76,968	4,662	102,475
Income (loss) from operations before income taxes	$267,072	$284,599	$(257,192)	$294,479

Total assets by reportable segment (in thousands):

Total Assets[1]	Financial Services	Real Estate Services	Total
At September 30, 2018	$5,011,202	$3,721,094	$8,732,296
At December 31, 2017	$3,146,023	$2,283,689	$5,429,712

[1]	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), Other Europe, the Middle East and Africa region (defined as the “MEA” region), France, and Other Americas. Information regarding revenues for the three and nine months ended September 30, 2018 and 2017, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
United States	$637,939	$518,100	$1,806,179	$1,515,384
United Kingdom	191,683	182,813	621,043	547,419
Asia	71,077	63,208	210,235	182,965
Other Europe/MEA	43,655	29,478	146,992	101,217
France	17,140	18,041	62,870	66,960
Other Americas	15,760	15,388	46,657	45,177
Total revenues	$977,254	$827,028	$2,893,976	$2,459,122

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of September 30, 2018 and December 31, 2017, respectively, is as follows (in thousands):

	September 30,	December 31,
	2018	2017
Long-lived assets:
United States	$1,540,190	$1,373,118
United Kingdom	347,752	352,232
Asia	46,291	32,603
Other Europe/MEA	19,905	10,477
France	10,757	7,373
Other Americas	28,526	27,050
Total long-lived assets	$1,993,421	$1,802,853

30. Revenue from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue from contracts with customers:
Commissions	$671,318	$1,998,237
Real estate management services	101,881	305,880
Data, software, and post-trade	16,547	47,016
Fees from related parties	7,128	19,989
Total revenue from contracts with customers	796,874	2,371,122
Other sources of revenue:
Principal transactions	73,360	250,266
Gains from mortgage banking activities/originations, net	51,972	132,764
Servicing fees	34,948	96,207
Interest income	15,946	37,060
Other revenues	4,154	6,557
Total revenues	$977,254	$2,893,976

As discussed in Note 1 – “Organization and Basis of Presentation”, the Company adopted the new revenue recognition standard, as codified within ASC Topic 606, as of January 1, 2018. There was no significant impact to the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 as a result of applying the new revenue recognition standard, except as it relates to the revenue recognition of certain Real Estate segment revenues that were based, in part, on future contingent events and to the presentation of expenses incurred on behalf of customers for certain management services subject to reimbursement. The table below presents the impact to the Company’s unaudited condensed consolidated statements of financial condition and unaudited condensed consolidated statement of operations as a result of these changes (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
ASC Topic 606 Impact:
Revenues:
Commissions	$11,446	$32,826
Real estate management and other services	21,072	63,937
Total revenues	$32,518	$96,763

Expenses:
Total Compensation and employee benefits	$5,824	$16,304
Other expenses	21,072	63,937
Total expenses	$26,896	$80,241

As of September 30, 2018
ASC Topic 606 Impact:
Assets
Accrued commissions and other receivables, net	$108,666
Total assets	$108,666

Liabilities and equity
Accrued compensation	$48,057
Accounts payable, accrued and other liabilities	25,399

Retained earnings	35,210
Total liabilities and equity	$108,666

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

Real estate management and other services:

The Company provides property and facilities management services along with project management and other consulting services (collectively, “management services”) to customers who may also utilize the Company’s commercial real estate brokerage services.

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

The Company had receivables related to revenues from contracts with customers of $885.6 million and $684.4 million at September 30, 2018 and January 1, 2018, respectively. The Company had no significant impairments related to these receivables during the three and nine months ended September 30, 2018.

The Company’s deferred revenue primarily relates to customers paying advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2018 and January 1, 2018 was $15.0 million and $11.7 million, respectively. During the three and nine months ended September 30, 2018, the Company recognized revenue of $6.2 million and $8.5 million, respectively, that was recorded as deferred revenue at the beginning of the period.

Contract Costs

The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized cost to fulfill a contract are recognized at the point in time that the related revenue is recognized.

At September 30, 2018, there were no capitalized costs recorded to fulfill a contract.

31.	Subsequent Events

Third Quarter 2018 Dividend

On October 24, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share for the third quarter of 2018, payable on November 28, 2018 to BGC Class A and Class B common stockholders of record as of November 7, 2018.

On October 24, 2018, Newmark’s Board of Directors declared a quarterly cash dividend of $0.09 per share for the third quarter of 2018, payable on November 28, 2018 to Newmark Class A and Class B common stockholders of record as of November 7, 2018.

Controlled Equity Offering

Since September 30, 2018, the Company has sold, pursuant to the March 2018 Sales Agreement, 1.2 million shares of BGC Class A common stock for redemptions and exchanges of limited partnership interests in BGC Holdings and Newmark Holdings.

Acquisitions

On October 29, 2018 the Company announced that it has entered into an agreement to acquire Ed Broking Group Limited ("Ed"), an independent Lloyd's of London insurance broker with a strong reputation in insurance products including Accident and Health, Aerospace, Cargo, Energy, Financial and Political Risks, Marine, Professional and Executive Risk, Property and Casualty,

Specialty and Reinsurance. The completion of the transaction is subject to legal and regulatory approvals and certain closing conditions.

Newmark Repays Amounts Under the Intercompany Credit Agreement and BGC Repayment of Debt

On October 4, 2018, Newmark withdrew $252.0 million of the cash pledged for the benefit of Fannie Mae, and repaid BGC $252.0 million of the outstanding borrowings under the Intercompany Credit Agreement. BGC used the proceeds to repay the $80.0 million of short-term borrowings owed to Cantor on October 4, 2018. In addition, as of October 15, 2018, BGC repaid the $125.0 million borrowings outstanding under the unsecured senior revolving credit agreement using these proceeds.

Notice of Redemption of the 5.375% Senior Notes

On November 5, 2018, BGC sent a notice of early redemption of the 5.375% Senior Notes due 2019 to bondholders which was conditional upon the closing of the Newmark 6.125% Senior Notes due 2023. The Newmark 6.125% Senior Notes closed as scheduled on November 6, 2018. The redemption of the 5.375% Senior Notes will occur on December 5, 2018 (the “Redemption Date”). The redemption price will be equal to the sum of the remaining scheduled payments of principal and interest as of the Redemption Date, discounted to the Redemption Date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using a discount rate equal to the Treasury Rate (as defined in the indenture governing the 5.375% Senior Notes) plus 50 basis points. The redemption price will be calculated on the third business day prior to the Redemption Date. Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note on the earlier of the spin-off date or December 5, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes.

Newmark Group, Inc. Closing of Issuance of Senior Notes

On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). The 6.125% Senior Notes were priced at 98.937% to yield 6.375%. The 6.125% Senior Notes, which were priced on November 1, 2018, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019, and will mature on November 15, 2023. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan and the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes. On November 7, 2018, Newmark repaid the then remaining outstanding balance under the Intercompany Credit Agreement. Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note on the earlier of the spin-off date or December 5, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes. Upon repayment of the 2019 Promissory Note, Newmark will have no further debt obligations owed to BGC.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2018 and 2017. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage and financial technology company servicing the financial and real estate markets through our Financial Services and Real Estate Services businesses. Through brands including BGC®, GFI®, Sunrise™, Besso™, and R.P. Martin™, among others, our Financial Services business specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. Our Financial Services business also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our electronic brands including Fenics®, BGC Trader™, Fenics Market Data™, BGC Market Data™, Capitalab® and Lucera®, we offer fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

We offer Real Estate Services through our publicly traded subsidiary, Newmark Group, Inc. (“Newmark”). Newmark completed its initial public offering (which we refer to as the “Newmark IPO”) on December 19, 2017, and its Class A common stock trades on the NASDAQ Global Select Market under the ticker symbol “NMRK.” Newmark, through subsidiaries, operates as a full-service commercial real estate services business that offers a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Under the Newmark Knight Frank (“NKF”) name, Newmark’s investor/owner services and products include capital markets (including investment sales), agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and underwriting. Newmark Group’s subsidiaries also offer government sponsored enterprise (“GSE”) lending, loan servicing, mortgage broking, and equity-raising. Newmark’s occupier services and products include tenant representation leasing, Global Corporate Services and consulting (“GCS”), real estate management technology systems, workplace and occupancy strategy, project management, lease administration and facilities management. Newmark enhances these services and products through innovative real estate technology solutions and data analytics designed to enable its clients to increase their efficiency and profits by optimizing their real estate portfolio. As of October 15, 2018, ARA, Berkeley Point, NKF Capital Markets, and Newmark Cornish & Carey all operate under the name “Newmark Knight Frank” or “NKF”. Newmark has relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

BGC, BGC Trader, GFI, Fenics, Fenics.COM, Capitalab, Swaptioniser, ColleX, Newmark, Grubb & Ellis, Computerized Facility Integration, Lucera, Excess Space, Excess Space Retail Services, Inc., and Grubb are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates. Knight Frank is a service mark of Knight Frank (Nominees) Limited.

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

As of September 30, 2018, we had over 4,000 brokers, salespeople, managers and other front-office personnel across all of our businesses.

Berkeley Point Acquisition and Related Transactions

On July 18, 2017, we announced that the Company had agreed to acquire Berkeley Point Financial LLC and its subsidiary (together referred to as “Berkeley Point” or “BPF”) from an affiliate of Cantor Fitzgerald, L.P. (“Cantor”). This affiliate of Cantor had acquired Berkeley Point on April 10, 2014. Berkeley Point is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans, including those it originates. The Company’s Board of Directors, upon the unanimous recommendation of a Special Committee consisting of all four independent directors, assisted by independent advisors, unanimously approved the acquisition of Berkeley Point and the related transactions. The acquisition of Berkeley Point was completed on September 8, 2017. The total consideration for the acquisition of Berkeley Point was $875 million, subject to certain adjustments at closing. We believe that the addition of Berkeley Point will significantly increase the scale and scope of our Real Estate Services business and generate substantial revenue synergies.

This transaction has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, our financial results have been recast to include the financial results of Berkeley Point from Cantor’s acquisition of it on April 10, 2014, as if it had always been consolidated. As of October 15, 2018, ARA, Berkeley Point, NKF Capital Markets, and Newmark Cornish & Carey all operate under the name “Newmark Knight Frank” or “NKF”.

Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, we invested $100 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment opportunities are available. As of September 30, 2018, $195.0 million had been loaned to related parties. We account for our investment under the equity method as of September 30, 2018. An affiliate of Cantor will continue to bear the benefits and burdens of the special asset servicing portfolio of NKF’s GSE origination business; however, Newmark Knight Frank will continue to hold the special servicing assets on its balance sheet until these assets are transferred to the Cantor affiliate at a later date in a future expected transaction. As of September 30, 2018, NKF’s special asset servicing business represented approximately 5% of the notional value of Newmark Knight Frank’s overall $59.3 billion servicing portfolio and an immaterial amount of NKF’s servicing fees.

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

On November 8, 2018, BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo, Cantor and BGC Global OpCo entered into an Amendment No. 1 to the Separation and Distribution Agreement to clarify the original intent of the parties, including with respect to the calculation of the Distribution Ratio (as defined in the Separation and Distribution Agreement), certain issuances of BGC common stock and Newmark common stock, and certain adjustments to the Exchange Ratio (as defined in the Separation and Distribution Agreement). In addition, on November 8, 2018, BGC GP, LLC and Cantor entered into an Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P. to make certain technical clarifications.

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

Immediately prior to the completion of the Newmark IPO, the Company entered into a separation and distribution agreement with Cantor, Newmark, Newmark Holdings, Newmark OpCo, BGC Holdings, BGC U.S. OpCo, and BGC Global OpCo. As a result of the separation and distribution agreement, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time will hold a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of Newmark Class A common stock). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest is exchangeable for one Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of September 30, 2018 the exchange ratio equaled 0.9811.

On December 19, 2017, Newmark closed its initial public offering (“IPO”) of 20 million shares of its Class A common stock at a price to the public of $14.00 per share. A registration statement relating to these securities was filed with, and declared effective by, the U.S. Securities and Exchange Commission (the “SEC”). In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark's Class A common stock at the IPO price, less underwriting discounts and commissions (“the overallotment option”). Subsequent to the IPO, the underwriters exercised this option in full. Upon the closing of the overallotment option, which occurred on December 26, 2017, Newmark’s public stockholders owned approximately 9.8% of what was then Newmark’s 234.2 million fully diluted shares outstanding. Newmark received aggregate net proceeds of $295.4 million from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses.

Accordingly, our financial results reflect the agreements discussed above related to the Newmark IPO.

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Units”) of Newmark Holdings for approximately $242.0 million (the “Investment in Newmark”). The price per Newmark Unit was based on the $14.57 closing price of Newmark’s Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These newly-issued Newmark Units are exchangeable, at BGC’s discretion, into either shares of Class A common stock or shares of Class B common stock of Newmark. BGC made the Investment in Newmark pursuant to an Investment Agreement dated as of March 6, 2018 by and among BGC, BGC Holdings, BGC Partners, L.P., BGC

Global Holdings, L.P., Newmark, Newmark Holdings and Newmark Partners, L.P. The Investment in Newmark and related transactions were approved by the Audit Committees and Boards of Directors of BGC and Newmark. BGC and its subsidiaries funded the Investment in Newmark using the proceeds of its CEO sales program. Newmark used the proceeds to repay the balance of the outstanding principal amount under its unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders.  In addition, prior to the Newmark spin-off, the Newmark Units held at that time by BGC Partners will be exchanged into Newmark Class A or Class B common stock, and will be included as part of the Newmark Distribution to holders of shares of Class A or Class B common stock of the Company.

We intend to pursue a distribution, or spin-off, to its stockholders of all of the Class A common shares and Class B common shares of Newmark (collectively, the “Newmark common shares”) that BGC then owns in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes. As currently contemplated, shares of Class A common stock of Newmark held by BGC would be distributed to the holders of shares of Class A common stock of BGC, and shares of Class B common stock of Newmark held by BGC would be distributed to the holders of shares of Class B common stock of BGC. We expect to complete the necessary steps to achieve the spin-off by the end of 2018, and as part of these steps, Newmark has obtained its own credit rating. In addition, in order for the spin-off to be tax-free, Newmark must repay or refinance any debt owed to or guaranteed by BGC. As of September 30, 2018, Newmark had $434.0 million of debt owed to or guaranteed by BGC and $382.5 million of borrowings outstanding under the Intercompany Credit Agreement, of which $260.6 million was pledged for the benefit of Fannie Mae in excess of the minimum required balance. On October 4, 2018, Newmark withdrew $252.0 million of the cash pledged for the benefit of Fannie Mae, and repaid BGC $252.0 million of the outstanding borrowings under the Intercompany Credit Agreement. In addition, on November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan and the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes. On November 7, 2018, Newmark repaid the then remaining outstanding balance under the Intercompany Credit Agreement. Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note on the earlier of the spin-off date or December 5, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes. Upon repayment of the 2019 Promissory Note, Newmark will have no further debt obligations owed to BGC.

Had the spin-off occurred immediately following close of the third quarter of 2018, the ratio of Newmark common shares to be distributed in respect of each BGC common share would have been approximately 0.4640. However, the exact ratio of Newmark common shares to be distributed in respect of each BGC common share in the spin-off will depend on, among other things, the number of BGC common shares outstanding and the number of Newmark common shares (including Newmark common shares underlying units of Newmark Partners, L.P.) owned by BGC as of the record date of the spin-off.

Although the spin-off is subject to certain conditions, BGC Partners has advised that it expects to announce the record date for the distribution shortly after the completion of Newmark’s refinancing of debt owed to BGC Partners, which was successfully completed on September 6, 2018. BGC Partners expects to complete the spin-off in a reasonable time thereafter, but no later than the end of 2018. Once the spin-off is completed, BGC will account for the financial results of Newmark as discontinued operations for that respective period and all prior periods presented. Below is an analysis of what we refer to as the financial results of “post-spin BGC.” The “post-spin BGC” represents the anticipated results of the Company excluding the results of Newmark Group and the Nasdaq earn-out, or what we expect BGC would look like had the spin-off of Newmark already occurred, as follows:

•	Post-spin BGC would have increased its revenues by 12.7% in 2017.
•	We expect post-spin BGC revenues to increase by between 9.5% to 11.5% year-on-year in 2018.
•

If the spin-off had occurred immediately after the end of the third quarter of 2018, each BGC common shareholder would have received 0.4640 Newmark shares for each share of BGC. Based on Newmark’s share price of $9.89 as of the close on October 24, 2018 and the 0.4640 distribution ratio, each common share of BGC would be expected to receive $4.59 worth of Newmark common stock. This means that the implied market value of post-spin BGC was $5.65 as of the October 24, 2018 close.

•

Given BGC’s longstanding dividend policy of paying out at least 75 percent of post-tax Adjusted Earnings per share, post-spin BGC would have paid a quarterly dividend of 14 cents per share in 2018. Consolidated BGC would have paid a quarterly dividend of at least 18 cents per share in 2018 and an annual dividend of at least 72 cents per share in 2018.

Below are additional tables with reconciliations of the BGC Partners Inc. Consolidated results to the anticipated results of Post-Spin BGC for both GAAP Revenues and GAAP Income (loss) from operations before income taxes.

RECONCILIATION OF BGC PARTNERS, INC. CONSOLIDATED TO POST-SPIN BGC PARTNERS, INC. FOR

GAAP REVENUES

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2018	2017
BGC Partners, Inc. consolidated revenues	$977,254	$827,028
Less:
BGC Real Estate Services segment revenues	(521,612)	(399,416)
BGC Corporate category items relating to Real Estate Services segment	—	(540)
Post-spin BGC Partners, Inc. revenues	$455,642	$427,072

RECONCILIATION OF BGC PARTNERS, INC. CONSOLIDATED TO POST-SPIN BGC PARTNERS, INC. FOR GAAP INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2018	2017
BGC Partners, Inc. consolidated income (loss) from operations before income taxes	$219,060	$142,402
Less the BGC Real Estate Services segment income (loss) from operations before income taxes	(209,473)	(149,018)
Add back the BGC Corporate category items relating to the Real Estate Services segment:
Interest income	—	(540)
Compensation and employee benefits	1,272	23,277
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	41,062	18,217
Fees to related parties	1,536	977
Professional and consulting fees	314	531
Interest expense	13,454	55
Other expenses	82	6,338
Gains (losses) on equity method investments	(17)	(945)
Other income (loss)	342	649
Total BGC Corporate category items	$58,045	$48,559
Other consolidation adjustments	(2,207)	—
Post-spin BGC Partners, Inc. income (loss) from operations before income taxes	$65,425	$41,943

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

Acquisition of GFI Group, Inc.

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement, dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The Back-End Mergers, (the “Back-End Mergers”) pursuant to the tender offer agreement allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates now own 100% of the outstanding shares of GFI’s common stock. In total, approximately 23.5 million shares of BGC Class A common stock were issued and $111.2 million in cash will be paid with respect to the closing of the Back-End Mergers, inclusive of adjustments ($ 89.9 million has been paid as of September 30, 2018).

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

As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, net revenues in our higher margin fully electronic businesses increased 12.2% year-on-year to $59.9 million for the three months ended September 30, 2018. During the most recent trailing twelve-month period ended September 30, 2018, Fenics generated $249.2 million of net revenues, an increase of 14.1% from a year earlier. These fully electronic revenues are more than double the annualized revenues of eSpeed, which generated $48.6 million in revenues for the six months ended June 30, 2013 and was sold in the second quarter of 2013 for $1.2 billion (based on the value of Nasdaq stock at the time the deal was announced). In addition, as part of the sale of eSpeed to Nasdaq, we expect to receive an earn out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of Nasdaq is equal to or greater than $25 million. Including the 2018 Nasdaq earn-out share payment which we recognized in the third quarter of 2018, we have received 5,953,482 shares of Nasdaq common stock in accordance with the agreement. The contingent future issuances of Nasdaq common stock are also subject to acceleration upon the occurrence of certain events. Going forward, we expect Fenics to become an even more valuable part of BGC as they continue to grow. The Company is analyzing how to optimally configure its voice/hybrid and fully electronic businesses.

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

On June 23, 2016, the U.K. held a referendum regarding continued membership in the European Union (the “EU”). The exit from the EU is commonly referred to as “Brexit.” The Brexit vote passed by 51.9% to 48.1%. The referendum was non-binding. However, on March 29, 2017, the Prime Minister gave the European Council of the EU formal written notification of the U.K.’s intention to leave the EU, triggering the withdrawal process under Article 50 of the Lisbon Treaty. The effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets – either during a transitional period or more permanently. Negotiations between the U.K. and EU started in earnest following the U.K. Parliamentary elections held on June 8, 2017. These negotiations under Article 50 are to determine the future terms of the U.K.’s relationship with the EU, including the terms of access to EU financial markets. The U.K. and the EU reached an agreement in March of 2018 regarding the transition period between March 29, 2019 and December 31, 2020. During this transition period, U.K. will remain subject to EU law with some exceptions limiting the U.K.’s participation in EU governance. Negotiations for an agreement with the EU following the U.K’s exit could take longer and the EU could agree to a longer transition period. Any agreement would have to be ratified by the U.K. and European parliaments before the scheduled exit on March 29, 2019 and the transition period can take place only if an agreements is reached. We therefore anticipate higher than average global financial market volatility to occur periodically for the foreseeable future, all else equal. Historically, elevated volatility has often led to increased volumes in the Financial Services markets in which we broker, which could be beneficial for our business. However, the outcome of any negotiations between the U.K. and the EU could also prove to be disruptive for our Financial Services business and/or its customers for a period of time.

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

Rates volumes in particular are influenced by market volumes and volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. The ECB and Bank of Japan are among a number of central banks that have, in recent periods, set key interest rates to near or below zero. The ECB has not changed its previously disclosed plans to keep its deposit rate at a negative yield of (0.40)% through summer 2019. As a result, many sovereign bonds continue to trade at or close to negative yields, especially when adjusted for inflation. Rates volumes were tempered for the full year 2016 and 2017 industry-wide in many major economies by this continuing period of exceptionally low interest rates. These historically low yields drove many traditional investor classes to other investible asset classes in search of higher yields.

Also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail the central banks buying government securities or other securities in the open market — particularly longer-dated instruments — in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its quantitative easing program in the fourth quarter of 2014, the U.S. Federal Reserve still had approximately $3.2 trillion worth of long-dated U.S. Treasury and Federal Agency securities as of September 26, 2018, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. According to the Federal Open Market Committee statement dated September 20, 2017, the Federal Reserve will reduce the size of its balance sheet over time. As part of this plan, the Federal Reserve has not been investing some of the proceeds from securities as they mature. The Fed has also increased short-term interest rates thrice this year and is expected by many analysts and economists to raise interest rates one more time before the end of 2018 and three times in 2019. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past few years and some have indicated that they may continue to do so until economic conditions allow for a tapering or an unwinding of their quantitative easing programs. As part of the gradual scaling back of its quantitative easing program announced in October of 2017, the ECB has reduced its bond-buying program from €60 billion to €30 billion a month from January of 2018 through September and then reduce the purchases to €15 billion per month until the end of the year. The ECB expects to halt new bond purchases in December. Other major central banks such as the Bank of Japan or Swiss National Bank have not publicly disclosed plans to taper or unwind their programs. Even with the Fed unwind, the overall dollar value of balance sheets of the G-4 (the U.S., Eurozone, Japan, and U.K.) is expected to remain high as a percentage of G-4 GDP over the near term. According to Bloomberg, from December 31, 2006 through September 30, 2018, this amount has increased from 10.3% of G-4 GDP to 36.6%, below its all-time high of 37.3% in February of this year. September’s figure also represented an decline of approximately 30 basis points year-on-year and quarter-on-quarter. Largely as a result of quantitative easing and expectations of continued low inflation, the yield on Germany's 10-year bond was only 0.5% and the yield on Japan's 10-year bond is 0.1% as of the end of the third quarter of 2018.

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

During the three months ended September 30, 2018, industry volumes were generally mixed to lower year-over-year across equities, fixed income, currencies, and commodities (“FICC”). Below is an expanded discussion of the volume and growth drivers of our various financial services brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards, and the level of secondary trading and related hedging activity remained somewhat mixed during the third quarter of 2018. In addition, according to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was 1% lower in the quarter compared with a year earlier. Additionally, interest rate derivative volumes were up 5% at Eurex, and up 4% and 5% for ICE and the CME, respectively, all according to company press releases. In comparison, our revenue for the quarter from FENICS fully electronic rates increased 9.6%, while our overall rates revenues for the quarter were up by 4.3% to $128.3 million, as compared to the year earlier.

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

Foreign Exchange Volumes and Volatility

Global FX volumes were generally higher during the third quarter of 2018. Spot FX volumes at Refinitiv (as the former Financial & Risk business of Thomson Reuters is now called) were up 5% during the quarter, overall FX volumes were 3% lower for EBS, while FX futures at CME were down 3%. In comparison, our overall FX revenues increased by 8.1% to $90.7 million.

Equities, Insurance, and Other Asset Classes

Global equity volumes were generally mixed during the third quarter of 2018. Research from BofA Merrill Lynch indicated that the average daily volumes of U.S. cash equities were 5% higher year-on-year, while average daily volume of U.S. equity-related options were approximately 15% higher. Meanwhile, the average daily volume of European cash equities shares were flat (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were up 46%. Our overall revenues from equities, insurance, and other asset classes increased by 2.0% to $81.3 million.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. The global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the quarter, primary dealer average daily volume for corporate bonds (excluding commercial paper) was down by 18% according to Bloomberg and the Federal Reserve Bank of New York, while dealer inventory of all corporate bonds was 2% higher. According to the most recent data available, as of September 21, 2018, total gross and net notional credit derivatives outstanding as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were down by 8% and 5%, respectively, from a year earlier. In comparison, our fully electronic credit revenues increased by 12.0%, while our overall credit revenues were up by 1.5% to $67.1 million.

Energy and Commodities

Energy and commodities volumes were generally mixed to higher during the third quarter of 2018 compared with the year earlier. For example, according to the Futures Industry Association, the number of global futures contracts in agriculture, energy, non-precious metals, and precious metals were up 11%, and down 14%, 25% and 13%, respectively, in the third quarter of 2018 compared to the previous year. For the same timeframe, global listed options contracts in agriculture, energy, non-precious metals, and precious metals were up 13%, down 7%, down 20%, and up 8%, respectively. In comparison, BGC’s energy and commodities revenues increased by 20.2% to $58.0 million.

Summary of Financial Services Segment Results

Our Financial Services segment continued to show solid growth and generated 45.7% of our consolidated revenues for the three months ended September 30, 2018. During the same time period, overall Financial Services revenues increased 7.2% year-on-year to $446.7 million. This growth in Financial Services revenues was largely due to an increase in brokerage revenues, which were up by 6.1% to $425.3 million. In addition, our data, software, and post-trade revenues increased by 20.1% from a year ago to $16.5 million. The segment’s income from operations before income taxes increased by 7.4% to $97.1 million for the three months ended September 30, 2018.

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

Real Estate Investor/Owner Services and Products

Capital Markets

We offer a broad range of real estate capital markets services, primarily to owners and occupiers of real estate. These services include asset sales, sale-leasebacks, mortgage and entity-level financing, equity-raising, underwriting and due diligence. The transactions we broker involve vacant land, new real estate developments and existing buildings. We specialize in arranging financing for most types of value-added commercial real estate, including land, condominium conversions, subdivisions, office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage and special use. Through both our investment sales brokers and our mortgage brokers, we are able to offer multiple debt and equity alternatives to fund capital markets transactions through third-party banks, insurance companies and other capital providers. Preliminary Real Estate Capital Analytics (“RCA”) figures suggest U.S. commercial real estate sales volumes across the industry increased by 17% year-over-year in the third quarter of 2018, while commercial mortgage origination volumes are expected to decline 2% during the full year 2018, according to a May 2018 Mortgage Bankers Association (“MBA”) forecast. We believe that we gained market share during the quarter, as reflected by Newmark’s volumes in investment sales, mortgage brokerage, and multifamily agency originations increasing year-on-year by 20%, 39%, and 87% during the quarter, respectively.

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

Government Sponsored Enterprise Lending and Loan Servicing

As a low-risk intermediary, Newmark Knight Frank originates loans guaranteed by U.S. government agencies or enterprises and pre-sells such loans prior to transaction closing. We are approved to participate in loan origination, sales and servicing programs operated by the GSEs, Fannie Mae and Freddie Mac. NKF also originates, sells and services loans under programs administered by the Department of Housing and Urban Development (“HUD”) and the Federal Housing Administration (“FHA”). We are an approved HUD MAP and HUD LEAN lender, as well as an approved Ginnie Mae issuer. In 2017, Newmark Knight Frank was a top-five Fannie Mae and Freddie Mac lender according to the GSEs.

Total industry Fannie Mae and Freddie Mac multifamily new business notional volumes were up by approximately 3% for the three months ended September 30, 2018.

Our GSE and FHA multifamily loan originations increased by 87% in notional terms year-on-year during the quarter. Revenues related to loan originations are reflected in “gains from mortgage banking activities/originations, net.” As with other multifamily lenders, the Company’s mix of originations and therefore revenues can vary depending on the size of loans, as well by the categories of loans with respect to the FHA, Freddie Mac, and different Fannie Mae structures.

We do not originate loans to be held for investment on our balance sheet. Substantially all of our originations are for GSE and HUD/FHA lending programs in which the loan is pre-sold via these programs to investors prior to the closing of the loan with the borrower, significantly reducing the distribution risk. Newmark Knight Frank has established a strong credit culture over decades of originating loans and remains committed to disciplined risk management from the initial underwriting stage through loan payoff.

We finance loan originations through collateralized financing agreements in the form of warehouse loan agreements (“WHAs”), with three lenders and an aggregate commitment as of September 30, 2018 of approximately $1,650 million and an uncommitted $325 million Fannie Mae loan repurchase facility. As of September 30, 2018, NKF had collateralized financing outstanding of approximately $1,132 million. Collateral includes the underlying originated loans and related collateral, the commitment to purchase the loans as well as credit enhancements from the applicable GSE or HUD. We typically complete the distribution of the loans we originate within 30 to 60 days of closing. Proceeds from the distribution are applied to reduce borrowings under the WHAs, thus restoring borrowing capacity for further loan originations.

In conjunction with our origination services, we sell the loans that we originate under GSE programs and retain the servicing of those loans. The servicing portfolio provides a stable, predictable recurring stream of revenue to us over the life of each loan. As of September 30, 2018, Newmark Knight Frank’s total servicing portfolio was $59.3 billion and average remaining servicing term per loan was approximately eight years for its primary servicing portfolio.

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

NKF is a Fitch and S&P rated commercial loan primary and special servicer, as well as a Kroll rated commercial loan primary and GSE special servicer.  It has a team of over 70 professionals throughout various locations in the United States dedicated to primary and special servicing and asset management. These professionals focus on financial performance and risk management to anticipate potential property, borrower or market issues. Portfolio management conducted by these professionals is not only a risk management tool, but also leads to deeper relationships with borrowers, resulting in continued interaction with borrowers over the term of the loan, and potential additional financing opportunities.

Intercompany Referrals

CCRE (a subsidiary of Cantor) and BGC Partners, including our subsidiaries, have entered into arrangements in respect of intercompany referrals. Pursuant to these arrangements, the respective parties refer, for customary fees, opportunities for commercial real estate loans to CCRE, opportunities for real estate investment, broker or leasing services to our Newmark business, and opportunities for government-sponsored loan originations to NKF’s GSE origination business.

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

Summary of Real Estate Services Segment Results

Our Real Estate Services segment continued to show solid growth and generated 53.4% of our consolidated revenues for the three months ended September 30, 2018. Over 90% of Newmark’s year-on-year growth was organic.

Our leasing revenues, which include tenant representation leasing and agency leasing, increased by 28.6% year-over-year in 2018 to $203.9 million. Our capital markets revenues, which are more heavily weighted towards investment sales than commercial mortgage brokerage, increased by 17.4% year-over-year in 2018 to $115.4 million. Overall segment brokerage revenues across both leasing and capital markets were $319.3 million, up 24.3% year-over-year.

Our real estate management and other services revenues, which include revenues from facilities management, property management, GCS, valuation and advisory, and our other non-brokerage and non-lending operating businesses, increased by 67.6% year-over-year in the quarter to $101.9 million. The year-on-year increase in revenues from management and other services was primarily a result of organic growth as well as a $21.1 million increase in pass-through revenues with respect to the implementation of ASC 606 (as discussed below).

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

The adoption of ASC 606 also impacted the consolidated Company’s recognition of revenue from its outsourcing businesses, which are recorded as part of “Real estate management and other services.” Implementation of the updated principal versus agent considerations under ASC 606 increased the proportion of reimbursable non-compensation expenses related to the Company’s outsourcing business accounted for as revenue on a gross basis. This resulted in an increase in revenue and a corresponding increase in cost of revenue, with no impact on earnings for periods from January 1, 2018 onward. For the third quarter of 2018, this increased Newmark’s management services revenues by approximately $21.1 million, with a corresponding increase in non-compensation costs attributable to these revenues. Because BGC’s financial results consolidate those of Newmark, the consolidated Company’s quarterly revenues and expenses increased by the same amount.

For additional information regarding the adoption of ASC 606, please see the section titled “Recently Adopted Accounting Pronouncements” in Note 1—“Organization and Basis of Presentation” and Note 30—“Revenue from Contracts with Customers” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our revenues from gains from mortgage banking activities/originations, net, which are related to GSE lending, increased by 14.3% year-over-year in the third quarter of 2018 to $52.0 million, primarily because Newmark Knight Frank completed a very large transaction in the second quarter of 2017. Our servicing fees revenue increased 20.3% year-over year in 2018 to $34.9 million.

In relation to NKF, our pre-tax income includes the net impact of non-cash GAAP gains attributable to originated mortgage servicing rights (“OMSRs”) and non-cash GAAP amortization of mortgage servicing rights (“MSRs”). We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. MSRs are amortized in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the third quarters of 2018 and 2017, Newmark’s GAAP pre-tax earnings therefore included approximately $7.7 million and $6.1 million, respectively, of non-cash GAAP gains attributable to OMSRs net of amortization of MSRs.

During the three months ended September 30, 2018, income from operations before income taxes for our Real Estate Services segment increased by 40.6%. Over time, we expect the overall profits of our Real Estate Services business to increase as we invest in growing our businesses. However, the pre-tax margins in the segment are also impacted by the mix of revenues generated by Newmark. For example, gains from mortgage banking activities/originations, net, which includes revenues related to commercial mortgage origination, as well as servicing, tend to have higher GAAP pre-tax margins than Newmark as a whole. In addition, real estate capital markets, which includes sales, commercial mortgage broking, and other real estate-related financial services, generally has larger transactions that occur with less frequency and more seasonality when compared with leasing advisory. Real estate capital markets transactions tend to have higher pre-tax margins than leasing advisory transactions, while leasing advisory revenues are generally more predictable than revenues from real estate capital markets. Property and facilities management, which are included in “real estate management and other services,” generally have revenues that are more predictable and steady than leasing advisory, but with pre-tax earnings margins below those for Newmark as a whole. When property and facilities management clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period of time, which provides us with stable and foreseeable sources of revenues.

Growth Drivers

The key drivers of revenue growth for U.S. commercial real estate services companies include the overall health of the U.S. economy, the institutional ownership of commercial real estate as an investible asset class and the ability to attract and retain talent. In addition, in our capital markets business growth is driven by the availability of credit to purchasers of and investors in commercial real estate. In our multifamily business, delayed marriages, an aging population and immigration to the U.S. are increasing a pressing need for new apartments, with an estimated 4.6 million needed by 2030, according to a recent study commissioned by the National Multifamily Housing Council and the National Apartment Association. This should continue to drive investment sales, GSE multifamily lending and other mortgage brokerage and growth in our servicing portfolio for the foreseeable future. Our origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency. As of September 30, 2018, the industry-wide caps are set at $70 billion, excluding loans exempt from the caps, such as loans in the affordable and underserved market segments, or that finance water and energy efficiency improvements. These excluded categories can make up a significant portion of the overall market. For example, in 2017, more than half of the loan production reported by Fannie Mae and Freddie Mac was excluded from the FHFA lending caps.

Economic Growth in the U.S.

The U.S. economy expanded at an annualized rate of 3.5% during the third quarter of 2018, according to a preliminary estimate from the U.S. Department of Commerce. This growth compares with an increase of 3.0% during the third quarter of 2017. The consensus is for U.S. gross domestic product to expand by 2.5% and 1.9% in 2019 and 2020, respectively, according to a recent Bloomberg survey of economists. This moderate pace of growth should help keep interest rates and inflation low by historical standards.

The Bureau of Labor Statistics reported that employers added a monthly average of 190 thousand net new payroll jobs during the third quarter of 2018, which was above the prior year period’s 142 thousand and the seasonally adjusted average of 182 thousand per month in 2017. Despite the return to pre-recession unemployment rates (3.7% as of September), the number of long-term unemployed and the labor force participation rate (the latter of which is near a 30-year low) remained disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended the third quarter of 2018 at 3.1%, up 73 basis points from the year-earlier date. However, 10-year Treasury yields have remained well below their 50-year average of approximately 6.4%, in large part due to market expectations that the Federal Open Market Committee will only moderately raise the federal funds rate over the next few years, as well as due to muted long-term inflation expectations. Interest rates are also relatively low due to even lower or negative benchmark government interest rates in much of the rest of the developed world, which makes U.S. government bonds relatively more attractive.

Steady economic growth and historically low interest rates have helped push vacancy rates down for the office, apartment, retail and industrial markets over the current economic expansion, now in its tenth year. Construction activity, while increasing, remains low compared with prior expansion cycles and low relative to demand and absorption, which means that property leasing markets continue to tighten. Overall, demand for commercial real estate remains strong. While the vast majority of new supply is going to just the top 10 to 15 markets, there is healthy demand among investors for well positioned suburban value add assets in secondary and tertiary markets, according to NKF Research. Asking rental rates posted moderate gains across all property types during 2018.

The following key trends drove the commercial real estate market during the third quarter of 2018:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate space across all major sectors;
•	Technology, professional and business services, coworking/flex and healthcare continued to power demand for office space;
•

E-commerce and supply-chain optimization has pushed industrial absorption to 33 consecutive quarters of positive net absorption, creating tenant and owner-user demand for warehouses and distribution centers;

•	Apartment rents benefited from sustained job growth, and underlying demographic trends towards apartment living among two key age groups: millennials and baby boomers; and
•	Continued corporate employment growth, combined with increased leisure travel, generated demand for hotel room-nights.

The recently enacted U.S. tax cuts could lift growth, along with leasing activity. Rising inflation and interest rates, byproducts of faster economic growth, could deliver a mixed outcome: rising interest rates can put upward pressure on cap rates, but stronger rent growth and sustained investor demand could support higher property values and income growth.

Market Statistics

Although overall industry metrics are not necessarily correlated to our revenues, they do provide some indication of the general direction of the business. U.S. commercial real estate sales volumes, for all property types, surged by 17.4% in the third quarter of 2018, compared with the third quarter of 2017, as demand for institutional quality product remains strong. Volume benefited from a sizable increase in nationwide entity-level deal activity, and a near record level of multifamily investment. Commercial property prices rose in secondary markets, as investors have sought out yield beyond coastal gateway markets. Institutional-grade U.S. commercial real estate capitalization rates remained flat, despite the Fed’s commitment to raising rates. On average, capitalization rates offered a 257 basis point premium over the 10-year Treasury yield in the third quarter, well above the pre-recession low of 165 basis points. Demand for commercial real estate, particularly among industrial and multifamily property types, is positive as the macroeconomy continues to expand and the lending environment remains robust. International groups continue to have ample investment opportunities in the US real estate market. We believe that limited available product domestically, coupled with a favorable cap rate spread between local benchmark government bond yields and US cap rates, will drive future international investment.

According to RCA, prices for commercial real estate were up by 7.2% year-over-year for the quarter ended September 30, 2018. During the quarter, U.S. commercial real estate sales volumes totaled approximately $152.7 billion in the U.S. According to a May 2018 MBA forecast, originations of commercial/multifamily loans of all types are projected to be down 2% in terms of dollar volume for the year ended December 31, 2018. In comparison, our real estate capital markets businesses, which includes investment sales and commercial mortgage brokerage, increased its revenues by 17% year-over-year, primarily due to organic growth. Our loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. During the three months ended September 30, 2018, GSE multifamily volumes increased 3% year-over-year. In comparison, our GSE and FHA multifamily loan origination volume increased by 87% and our revenues from mortgage banking activities/originations increased by 14%. As with other multifamily lenders, NKF’s mix of originations, and therefore revenues, can vary depending on the size of loans, as well by the categories of loans with respect to the FHA, Freddie Mac, and different Fannie Mae structures.

According to NKF Research, the combined average vacancy rate for office, industrial, and retail properties ended the third quarter at 7.2% down from 8.3% a year earlier, and a 110 basis point improvement over the past 12 months. Rents for all property types in the U.S. continued to increase across all 3 sectors. NKF Research estimates that overall U.S. leasing activity in quarter slowed down from a year ago, as the expansion has decelerated in recent quarters following consistent growth since the start of the current cycle. In comparison, revenues from our leasing and other commissions business increased by 29%.

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

As of September 30, 2018, our front-office headcount was 4% higher year-over-year at 4,213 brokers, salespeople, managers and other front-office personnel. For the quarter ended September 30, 2018, average revenue generated per front-office employee increased by 11% from a year ago to approximately $198 thousand. Within the Financial Services segment, front office headcount was 2,486 brokers, salespeople, managers, and other front-office personnel at the end of the quarter, while average revenue generated per front office employee increased 8% to $179 thousand. In Real Estate Services, front office employee headcount increased to 1,727, while average revenue generated per front office employee increased 14% to $226 thousand.

The Real Estate Services productivity figures are based on segment revenues from leasing and capital markets brokers and originators in NKF’s lending business, and exclude appraisers and both revenues and staff in management services and “other.” The Financial Services calculations include segment revenues from brokerage, data, software and post-trade.  The average revenues for all producers are approximate and based on the total revenues divided by the weighted-average number of salespeople and brokers for the period.

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

Since early 2017, our Real Estate Services acquisitions included Berkeley Point, Regency Capital Partners, Commercial Real Estate Consulting Firm, certain offices of Integra Realty Resources, Jackson Cooksey and RKF Retail Holdings, LLC (“RKF”).

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

During September 2017, Newmark completed the acquisition of the assets of six Integra Realty Resources offices (“IRR”). The addition of these Integra offices bolstered Newmark’s Valuation & Advisory practice throughout the northeastern U.S and Atlanta. In April 2018, Newmark acquired the assets of two additional IRR offices (Boston and Pittsburgh). In July 2018, Newmark acquired the assets of two additional IRR offices (Denver and Los Angeles).

On July 20, 2018, Newmark completed the acquisition of the Dallas-based corporate tenant representation real estate agency Jackson Cooksey.

On September 4, 2018, Newmark completed the acquisition of RKF.  RKF specializes in retail leasing, investment sales and consulting services.

On October 29, 2018, the Company announced that it has entered into an agreement to acquire Ed Broking Group Limited ("Ed"), an independent Lloyd's of London insurance broker with a strong reputation in insurance products including Accident and Health, Aerospace, Cargo, Energy, Financial and Political Risks, Marine, Professional and Executive Risk, Property and Casualty, Specialty and Reinsurance. The completion of the transaction is subject to legal and regulatory approvals and certain closing conditions.

FINANCIAL HIGHLIGHTS

For the three months ended September 30, 2018, we had income from operations before income taxes of $219.1 million compared to $142.4 million in the year earlier period. Total revenues for the three months ended September 30, 2018 increased approximately $150.2 million to $977.3 million primarily led by Real Estate Services and our Rates, Foreign Exchange, Energy and Commodities businesses within Financial Services.

Our Real Estate Services business’ overall revenues for the quarter were up 30.6% to $521.6 million, when compared with the year-earlier period. Revenues from real estate management and other services increased $41.1 million to $101.9 million and leasing and other services increased $45.3 million to $203.9 million, which was mainly driven by organic growth as well as previously disclosed acquisitions. Additionally, the adoption of ASC 606 impacted Real Estate Services’ recognition of revenue from its outsourcing businesses. For the third quarter of 2018, the implementation of ASC 606 increased management services revenues by approximately $21.1 million, with a corresponding increase in non-compensation costs. As we continue to invest in our business, we expect our Real Estate Services growth to outpace the industry over time.

Revenues from our Rates business increased by 4.3% in 2018, led by 9.6% growth from Fenics. Our Foreign Exchange revenues increased by 8.1% in 2018, which was primarily driven by improved global volumes. Revenues from Energy and Commodities increased $9.7 million to $58.0 million, which was mainly driven by organic growth. As we continue to invest in our Financial Services business, we expect our revenues and earnings to outperform those of our competitors.

Total expenses increased approximately $93.3 million to $868.3 million, due to a $22.7 million increase in compensation expenses, a $51.1 million increase in non-compensation expenses, and a $19.5 million increase in allocations of net income and grant of exchangeability to limited partnership units and founding/working partner units (“FPUs”). Compensation expenses reflect the impact of higher revenues on variable compensation, recent acquisitions, and new hires. Non-compensation expenses reflect costs and interest charges related to the acquisition of Berkeley Point and the implementation of the updated principal versus agent considerations under ASC 606, which increased the proportion of reimbursable non-compensation expenses related to the Company’s outsourcing business accounted for as revenue on a gross basis as discussed above.

In addition to the monetized Nasdaq shares (see the section titled “Liquidity and Capital Resources—Funding” for further details), we anticipate receiving over time, $431.6 million of additional Nasdaq shares (based on the November 1, 2018 closing price) to be received in the remaining five Nasdaq earn-outs from 2023 through 2027, which are not reflected on our balance sheet. We also expect our earnings to continue to grow as we continue to add revenues from our highly profitable fully electronic products, and benefit from the strength of our Real Estate Services business. On October 24, 2018 our Board declared an 18 cent dividend for the third quarter, which is consistent year-on-year. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations data, which has been recast to include the financial results of Berkeley Point, expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$671,318	68.7%	$582,106	70.4%	$1,998,237	69.0%	$1,704,998	69.3%
Principal transactions	73,360	7.5	75,766	9.1	250,266	8.7	241,869	9.9
Total brokerage revenues	744,678	76.2	657,872	79.5	2,248,503	77.7	1,946,867	79.2
Gains from mortgage banking activities/originations, net	51,972	5.3	45,455	5.5	132,764	4.6	164,263	6.7
Real estate management and other services	101,881	10.5	60,798	7.4	305,880	10.6	163,017	6.6
Servicing fees	34,948	3.6	29,057	3.5	96,207	3.3	80,729	3.3
Fees from related parties	7,128	0.7	7,173	0.9	19,989	0.7	20,129	0.8
Data, software and post-trade	16,547	1.7	13,776	1.7	47,016	1.6	40,185	1.6
Interest income	15,946	1.6	11,726	1.4	37,060	1.3	40,909	1.7
Other revenues	4,154	0.4	1,171	0.1	6,557	0.2	3,023	0.1
Total revenues	977,254	100.0	827,028	100.0	2,893,976	100.0	2,459,122	100.0
Expenses:
Compensation and employee benefits	517,865	53.0	495,145	59.9	1,576,706	54.5	1,438,129	58.5
Allocations of net income and grant of exchangeability to limited partnership units and FPUs	67,919	6.9	48,446	5.8	239,696	8.3	161,876	6.6
Total compensation and employee benefits	585,784	59.9	543,591	65.7	1,816,402	62.8	1,600,005	65.1
Occupancy and equipment	58,193	6.0	51,962	6.3	165,405	5.7	153,102	6.2
Fees to related parties	9,743	1.0	4,380	0.5	27,394	0.9	16,389	0.7
Professional and consulting fees	33,491	3.4	24,486	3.0	86,490	3.0	69,047	2.8
Communications	31,693	3.2	33,290	4.0	100,686	3.5	97,816	4.0
Selling and promotion	30,850	3.2	26,828	3.2	93,599	3.2	81,503	3.3
Commissions and floor brokerage	15,382	1.6	10,410	1.3	45,100	1.6	31,316	1.3
Interest expense	33,472	3.4	24,425	3.0	88,051	3.0	69,678	2.8
Other expenses	69,706	7.2	55,600	6.7	204,604	7.1	148,262	6.0
Total expenses	868,314	88.9	774,972	93.7	2,627,731	90.8	2,267,118	92.2
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	4	—	—	—	561	—
Gains (losses) on equity method investments	1,344	0.1	2,147	0.2	9,999	0.3	3,986	0.2
Other income (loss)	108,776	11.2	88,195	10.7	141,908	4.9	97,928	4.0
Total other income (losses), net	110,120	11.3	90,346	10.9	151,907	5.2	102,475	4.2
Income (loss) from operations before income taxes	219,060	22.4	142,402	17.2	418,152	14.4	294,479	12.0
Provision (benefit) for income taxes	56,756	5.8	31,854	3.8	108,427	3.7	55,084	2.3
Consolidated net income (loss)	162,304	16.6	110,548	13.4	309,725	10.7	239,395	9.7
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	42,018	4.3	29,019	3.5	95,462	3.3	68,121	2.7
Net income (loss) available to common stockholders	$120,286	12.3%	$81,529	9.9%	$214,263	7.4%	$171,274	7.0%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

Brokerage Revenues

Total brokerage revenues increased by $86.8 million, or 13.2%, to $744.7 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Commission revenues increased by $89.2 million, or 15.3%, to $671.3 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Principal transactions revenues decreased by $2.4 million, or 3.2%, to $73.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

The increase in brokerage revenues was primarily driven by increases in revenues from Rates, Foreign exchange, Energy and Commodities, Leasing and other services and Real estate capital markets.

Our rates revenues increased by $5.2 million, or 4.3%, to $128.3 million for the three months ended September 30, 2018. The increase in rates revenues was primarily driven by improved global volumes and an increase in fully electronic rates brokerage.

Our credit revenues increased marginally by $1.0 million, or 1.5%, to $67.1 million for the three months ended September 30, 2018.

Our FX revenues increased by $6.8 million, or 8.1%, to $90.7 million for the three months ended September 30, 2018. This increase was primarily driven by improved global volumes.

Our brokerage revenues from energy and commodities increased by $9.7 million, or 20.2%, to $58.0 million for the three months ended September 30, 2018. This increase was primarily driven by improved global volumes.

Our brokerage revenues from equities, insurance, and other asset classes increased by $1.6 million, or 2.0%, to $81.3 million for the three months ended September 30, 2018.

Leasing and other services revenues increased by $45.3 million, or 28.6%, to $203.9 million for the three months ended September 30, 2018 as compared to the prior year period, primarily due to organic growth.

Real estate capital markets revenues increased by $17.1 million, or 17.4%, to $115.4 million for the three months ended September 30, 2018 as compared to the prior year period. Growth across leasing and real estate capital markets was primarily due to organic growth.

Gains from Mortgage Banking Activities/Originations, net

Gains from mortgage banking activities/originations, net, revenue increased by $6.5 million, or 14.3%, to $52.0 million for the three months ended September 30, 2018. This increase was primarily due to stronger production in Berkeley Point’s multifamily agency loan originations business.

Real Estate Management and Other Services

Real estate management and other services revenue increased by $41.1 million, or 67.6%, to $101.9 million for the three months ended September 30, 2018. The increase reflects $21.1 million from the ASC 606 revenue recognition implementation, acquisitions, and organic growth.

Servicing Fees

Servicing fees increased by $5.9 million, or 20.3%, to $34.9 million for the three months ended September 30, 2018 primarily due to growth in Berkeley Point’s primary servicing portfolio.

Fees from Related Parties

Fees from related parties were stable at $7.1 million for the three months ended September 30, 2018 as compared to $7.2 million for the three months ended September 30, 2017.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $2.8 million, or 20.1%, to $16.5 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was primarily driven by new business contracts in 2018.

Interest Income

Interest income increased by $4.2 million, or 36.0%, to $15.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was primarily due to an increase in interest income from Loans held for sale on Berkeley Point. This was partially offset by a decrease in interest income on the $150.0 million Credit Facility loan with an affiliate of Cantor, as the loan was fully repaid in September 2017.

Other Revenues

Other revenues increased by $3.0 million, to $4.2 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was primarily driven by increases in miscellaneous recoveries recognized in the three months ended September 30, 2018.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $22.7 million, or 4.6%, to $517.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The main drivers of this increase were the impact of higher brokerage revenues on variable compensation and growth in both the Financial Services and Real Estate Services businesses.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $19.5 million, or 40.2%, to $67.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This was primarily driven by an increase in allocations of net income to limited partnership units and FPUs due to higher overall earnings, and an increase in charges related to grants of exchangeability during the three months ended September 30, 2018.

Occupancy and Equipment

Occupancy and equipment expense increased by $6.2 million, or 12.0%, to $58.2 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was primarily driven by increases in software, occupancy, and maintenance contracts.

Fees to Related Parties

Fees to related parties increased by $5.4 million, or 122.4%, to $9.7 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $9.0 million, or 36.8%, to $33.5 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was primarily driven by increased consulting fees.

Communications

Communications expense decreased by $1.6 million, or 4.8%, to $31.7 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. As a percentage of total revenues, communications slightly decreased from the prior year period.

Selling and Promotion

Selling and promotion expense increased by $4.0 million, or 15.0%, to $30.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was primarily due to increased advertising, marketing, and other related expenses in both our Financial Services and Real Estate Services segments. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $5.0 million to $15.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Commissions and floor brokerage moves in line with Financial Services brokerage revenues (excluding Insurance related revenue).

Interest Expense

Interest expense increased by $9.0 million, or 37.0%, to $33.5 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was primarily driven by: interest expense on the $450.0 million 5.375% Senior Notes due 2023 issued in July 2018, an increase in interest expense on the $400.0 million senior revolving credit facility entered into in September 2017, and the acceleration of deferred financing costs due to the repayment of the $112.5 million 8.125% Senior Notes in September 2018, partially offset by a decrease in interest expense on the $240.0 million 8.375% Senior Notes repaid in July 2018. In addition, there was an increase in interest expense on warehouse notes payable.

Other Expenses

Other expenses increased by $14.1 million, or 25.4%, to $69.7 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, which was primarily driven by expenses related to Newmark’s outsourcing business revenue accounted for on a gross basis due to the implementation of ASC 606. This was partially offset by a decrease in impairment charges.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had no gains or losses from divestitures or sale of investments in the three months ended September 30, 2018. We had a gain on divestiture of $4.0 thousand related to the sale of certain marketable securities in the three months ended September 30, 2017.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments decreased by $0.8 million, to a gain of $1.3 million, for the three months ended September 30, 2018 as compared to a gain of $2.1 million for the three months ended September 30, 2017. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) increased by $20.6 million, to a gain of $108.8 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The $20.6 million increase was primarily driven by a gain of $17.8 million related to a fair value adjustment on an investment held, and a non-cash gain of $9.1 million related to the variable share forward agreement with respect to Newmark’s expected receipt of the Nasdaq payments for 2019 through 2022. This was partially offset by a decrease related to the mark-to-market and/or hedging on the Nasdaq shares.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased by $24.9 million, or 78.2%, to $56.8 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was primarily driven by an increase in pretax earnings partially offset by a decrease in the U.S. Federal statutory tax rate as a result of “H.R.1”, formally known as the “Tax Cuts and Jobs Act” (the “Tax Act”). In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. The Tax Act is expected to have a favorable impact on the Company’s effective tax rate and net income as reported under generally accepted accounting principles in the reporting periods to which the Tax Act is effective.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $13.0 million, or 44.8%, to $42.0 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This was primarily driven by an increase in earnings.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

Brokerage Revenues

Total brokerage revenues increased by $301.6 million, or 15.5%, to $2,248.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Commission revenues increased by $293.2 million, or 17.2%, to $1,998.2 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Principal transactions revenues increased by $8.4 million, or 3.5%, to $250.3 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

The increase in brokerage revenues was primarily driven by increases in revenues from Rates, Foreign exchange, Energy and Commodities, Equities, insurance, and other asset classes (following the acquisition of Besso), Leasing and other services and Real estate capital markets.

Our rates revenues increased by $41.9 million, or 10.7%, to $434.2 million for the nine months ended September 30, 2018. The increase in rates revenues was primarily driven by improved global volumes and an increase in fully electronic rates brokerage.

Our credit revenues increased by $6.0 million, or 2.7%, to $224.7 million for the nine months ended September 30, 2018. This increase was primarily driven by higher volumes and an increase in fully electronic credit brokerage.

Our FX revenues increased by $44.7 million, or 18.3%, to $288.3 million for the nine months ended September 30, 2018. This increase was primarily driven by improved global volumes.

Our brokerage revenues from energy and commodities increased by $24.5 million, or 16.4%, to $174.4 million for the nine months ended September 30, 2018. This increase was primarily driven by improved global volumes.

Our brokerage revenues from equities, insurance, and other asset classes increased by $26.3 million, or 10.9%, to $267.0 million for the nine months ended September 30, 2018. This increase was primarily driven by improved global volumes and our acquisition of Besso in February 2017.

Leasing and other services revenues increased by $110.6 million, or 25.7%, to $541.4 million for the nine months ended September 30, 2018 as compared to the prior year period, primarily due to organic growth.

Real estate capital markets revenues increased by $47.6 million, or 17.6%, to $318.5 million for the nine months ended September 30, 2018 as compared to the prior year period. The growth in real estate capital markets was primarily due to organic growth as recent investments began to pay off.

Gains from Mortgage Banking Activities/Originations, net

Gains from mortgage banking activities/originations, net, revenue decreased by $31.5 million, or 19.2%, to $ 132.8 million for the nine months ended September 30, 2018. This decrease was primarily due to lower production in Berkeley Point’s multifamily agency loan originations business.

Real Estate Management and Other Services

Real estate management and other services revenue increased by $142.9 million, or 87.6%, to $305.9 million for the nine months ended September 30, 2018. The increase primarily reflects organic growth and acquisitions. The implementation of the ASC 606 revenue recognition standard also contributed to this increase.

Servicing Fees

Servicing fees increased by $15.5 million, or 19.2%, to $96.2 million for the nine months ended September 30, 2018 primarily due to growth in Berkeley Point’s primary servicing portfolio.

Fees from Related Parties

Fees from related parties were stable at $20.0 million for the nine months ended September 30, 2018 as compared to $20.1 million for the nine months ended September 30, 2017.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $6.8 million, or 17.0%, to $47.0 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was primarily driven by new business contracts in 2018.

Interest Income

Interest income decreased by $3.8 million, or 9.4%, to $37.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This decrease was primarily due to lower interest income from reduced Loans held for sale on Berkeley Point and a decrease in interest income on the $150.0 million Credit Facility loan with an affiliate of Cantor, as the loan was fully repaid in September 2017.

Other Revenues

Other revenues increased by $3.5 million, to $6.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. A settlement of $2.5 million was received and recognized during the nine months ended September 30, 2018.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $138.6 million, or 9.6%, to $1,576.7 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The main drivers of this increase were the impact of higher brokerage revenues on variable compensation, growth in both the Financial Services and Real Estate Services businesses, and the acquisition of Besso Insurance Group Limited.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs

Allocations of net income and grant of exchangeability to limited partnership units and FPUs increased by $77.8 million, or 48.1%, to $239.7 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This was primarily driven by an increase in charges related to grants of exchangeability, and an increase in allocations of net income to limited partnership units and FPUs due to higher overall earnings during the nine months ended September 30, 2018.

Occupancy and Equipment

Occupancy and equipment expense increased by $12.3 million, or 8.0%, to $165.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was primarily driven by increases in software, rent, occupancy, and maintenance contracts.

Fees to Related Parties

Fees to related parties increased by $11.0 million, or 67.1%, to $27.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $17.4 million, or 25.3%, to $86.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was primarily driven by increased consulting fees.

Communications

Communications expense increased by $2.9 million, or 2.9%, to $100.7 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. As a percentage of total revenues, communications slightly decreased from the prior year period.

Selling and Promotion

Selling and promotion expense increased by $12.1 million, or 14.8%, to $93.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily due to increased advertising, marketing, and other related expenses in both our Real Estate Services and Financial Services businesses. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $13.8 million to $45.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Commissions and floor brokerage moves in line with Financial Services brokerage revenues (excluding Insurance related revenue).

Interest Expense

Interest expense increased by $18.4 million, or 26.4%, to $88.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily driven by: an increase in interest expense on the $400.0 million senior revolving credit facility entered into in September 2017, interest expense on the $450.0 million 5.375% Senior Notes issues in July 2018, and the write-off of deferred financing costs due to the repayment of the $112.5 million 8.125% Senior Notes in September 2018, partially offset by a decrease in interest expense on the $240.0 million 8.375% Senior Notes repaid in July 2018.

Other Expenses

Other expenses increased by $56.3 million, or 38.0%, to $204.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, which was primarily driven by expenses related to Newmark’s outsourcing business revenue accounted for on a gross basis due to the implementation of ASC 606, as well as increases in amortization expense on acquired intangibles and amortization expense related to mortgage servicing rights. This was partially offset by a decrease in impairment charges.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had no gains or losses from divestitures or sale of investments in the nine months ended September 30, 2018. For the nine months ended September 30, 2017, there was a gain of $0.6 million related to the sale of investments.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $6.0 million, to $10.0 million, for the nine months ended September 30, 2018 as compared to $4.0 million for the nine months ended September 30, 2017. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control. This increase was primarily related to the $5.0 million gain on the CF Real Estate investment in the nine months ended September 30, 2018.

Other Income (Loss)

Other income (loss) increased by $44.0 million, or 44.9%, to $141.9 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The $44.0 million increase was primarily due to a gain of $38.4 million related to a fair value adjustment on an investment held, and a non-cash gain of $6.3 million related to the variable share forward agreement with respect to Newmark’s expected receipt of the Nasdaq payments in 2019 through 2022.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased by $53.3 million, or 96.8%, to $108.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was primarily driven by an increase in pre-tax earnings partially offset by a decrease in the U.S. Federal statutory tax rate as a result of The Tax Act. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. The Tax Act is expected to have a favorable impact on the Company’s effective tax rate and net income as reported under generally accepted accounting principles in the reporting periods to which the Tax Act is effective.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $27.3 million, or 40.1%, to $95.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This was primarily driven by an increase in earnings and the allocation of income to Newmark’s public shareholders.

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

Three months ended September 30, 2018 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$446,686	$521,612	$8,956	$977,254
Total expenses	345,889	406,134	116,291	868,314
Total other income (losses), net	(3,731)	93,995	19,856	110,120
Income (loss) from operations before income taxes	$97,066	$209,473	$(87,479)	$219,060

Three months ended September 30, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$416,657	$399,416	$10,955	$827,028
Total expenses	338,440	327,366	109,166	774,972
Total other income (losses), net	12,128	76,968	1,250	90,346
Income (loss) from operations before income taxes	$90,345	$149,018	$(96,961)	$142,402

Segment Results for the Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

•

Revenues for Financial Services increased approximately $30.0 million, or 7.2%, to $446.7 million for the three months ended September 30, 2018 from $416.7 million for the three months ended September 30, 2017. BGC’s Financial Services revenues improved across all asset classes, primarily led by a 20.2% growth in the Company’s energy and commodities business, an 8.1% improvement from the Company’s foreign exchange brokerage, and a 4.3% improvement from rates, compared to the prior year period. In addition, the segment’s revenues improved year-over-year due to strong quarterly revenue growth from its fully electronic Fenics business. Revenues from data, software, and post-trade business increased 20.1% compared to the prior year period.

•

Revenues for Real Estate Services increased approximately $122.2 million, or 30.6%, to $521.6 million for the three months ended September 30, 2018 from $399.4 million for the three months ended September 30, 2017. Real Estate Services’ generated strong year-on-year growth with a 67.6% increase in real estate management and other services, a 28.6% increase in leasing and other services, and a 17.4% increase in capital markets. Over 90% of Real Estate Services’ revenue growth for the quarter was organic. Real Estate Services’ market share gains in the three months ended September 30, 2018 were driven by improvements in revenue per producer and increases in the number of front office employees, compared to the prior year period.

Expenses

•

Total expenses for Financial Services increased approximately $7.4 million, or 2.2%, to $345.9 million for the three months ended September 30, 2018 from $338.4 million for the three months ended September 30, 2017. The increase in expenses for our Financial Services segment was primarily due to the impact of higher revenues on variable compensation and recent acquisitions, partially offset by continued merger-related cost savings.

•

Total expenses for Real Estate Services increased approximately $78.8 million, or 24.1%, to $406.1 million for the three months ended September 30, 2018 from $327.4 million for the three months ended September 30, 2017. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher brokerage revenues as well as expenses related to new hires.

•

Total expenses for the Corporate Items category increased approximately $7.1 million, or 6.5%, to $116.3 million for the three months ended September 30, 2018 from $109.2 million for the three months ended September 30, 2017. This decrease was primarily due to compensation expense related to exchangeability granted to limited partnership interests during the period.

Other income (losses), net

•

Other income (losses), net, for Financial Services decreased approximately $15.9 million, or 130.8%, to a loss of $3.7 million for the three months ended September 30, 2018 from a gain of $12.1 million for the three months ended September 30, 2017. The decrease in other income (losses), net, in our Financial Services segment was primarily due to the mark-to-market movements and/or hedging on the Marketable securities.

•

Other income (losses), net, for Real Estate Services was a gain of $94.0 million for the three months ended September 30, 2018. The gain is primarily due to the recognition of the earn-out on the Nasdaq transaction and an increase in the mark-to-mark movements on the Nasdaq shares, and a non-cash gain of $9.1 million related to the variable share forward agreement with respect to Newmark’s expected receipt of the Nasdaq payments for 2019 through 2022. Beginning with the third quarter of 2017, the Company recorded the receipt of Nasdaq payment as part of other income in Real Estate services. Nasdaq payments and the impact of related mark-to-market movements and/or hedging are still recorded within our Financial Services segment for all periods prior to the third quarter of 2017.

•

Other income (losses), net, for the Corporate Items category increased approximately $18.6 million, to a gain of $19.9 million for the three months ended September 30, 2018, from a gain of $1.3 million for the three months ended September 30, 2017. The increase in other income (losses), net for the Corporate Items category was primarily driven by a gain of $17.8 million related to a fair value adjustment on an investment held during the three months ended September 30, 2018, and an increase in unrealized gains related to marketable securities during the three months ended September 30, 2018.

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services increased approximately $6.7 million, or 7.4%, to $97.1 million for the three months ended September 30, 2018 from $90.3 million for the three months ended

September 30, 2017. The increase in income (loss) from operations before income taxes is primarily due to the higher revenues across all asset classes, and improved productivity.
•

Income (loss) from operations before income taxes for Real Estate Services increased $60.5 million, or 40.6%, to $209.5 million for the three months ended September 30, 2018 from $149.0 million for the three months ended September 30, 2017, primarily due to higher revenues, recognition of the earn-out on the Nasdaq transaction, and improvement in broker productivity.

Nine months ended September 30, 2018 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$1,443,556	$1,422,517	$27,903	$2,893,976
Total expenses	1,125,170	1,133,402	369,159	2,627,731
Total other income (losses), net	10,648	99,075	42,184	151,907
Income (loss) from operations before income taxes	$329,034	$388,190	$(299,072)	$418,152

Nine months ended September 30, 2017 (in thousands):

	Financial Services	Real Estate Services	Corporate Items	Total
Total revenues	$1,290,152	$1,139,379	$29,591	$2,459,122
Total expenses	1,043,925	931,748	291,445	2,267,118
Total other income (losses), net	20,845	76,968	4,662	102,475
Income (loss) from operations before income taxes	$267,072	$284,599	$(257,192)	$294,479

Segment Results for the Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

•

Revenues for Financial Services increased approximately $153.4 million, or 11.9%, to $1,443.6 million for the nine months ended September 30, 2018 from $1,290.2 million for the nine months ended September 30, 2017. BGC’s Financial Services revenues improved across all asset classes, primarily led by an 18.3% improvement from the Company’s foreign exchange brokerage, a 10.9% increase generated by equities, insurance, and other asset classes, a 16.4% growth in the Company’s energy and commodities business, and a 10.7% improvement from rates compared to the prior year period. In addition, the segment’s revenues improved year-over-year due to strong quarterly revenue growth from its fully electronic Fenics business.

•

Revenues for Real Estate Services increased approximately $283.1 million, or 24.9%, to $1,422.5 million for the nine months ended September 30, 2018 from $1,139.4 million for the nine months ended September 30, 2017. Real Estate Services’ generated strong year-on-year growth in real estate management and other services, leasing, and capital markets. This increase was primarily related to organic growth and the ASC 606 revenue recognition implementation.

Expenses

•

Total expenses for Financial Services increased approximately $81.2 million, or 7.8%, to $1,125.2 million for the nine months ended September 30, 2018 from $1,043.9 million for the nine months ended September 30, 2017. The increase in expenses for our Financial Services segment was primarily due to the impact of higher revenues on variable compensation and recent acquisitions, partially offset by continued merger-related cost savings.

•

Total expenses for Real Estate Services increased approximately $201.7 million, or 21.6%, to $1,133.4 million for the nine months ended September 30, 2018 from $ 931.7 million for the nine months ended September 30, 2017. The increase in expenses for our Real Estate Services segment was primarily due to increased compensation associated with higher brokerage revenues as well as expenses related to new hires.

•

Total expenses for the Corporate Items category increased approximately $77.7 million, or 26.7%, to $369.2 million for the nine months ended September 30, 2018 from $291.4 million for the nine months ended September 30, 2017. This increase was primarily due to compensation expense related to exchangeability granted to limited partnership interests during the period, as well as interest expense related to our borrowings.

Other income (losses), net

•

Other income (losses), net, for Financial Services decreased approximately $10.2 million, or 48.9%, to a gain of $10.6 million for the nine months ended September 30, 2018 from a gain of $20.8 million for the nine months ended September 30, 2017. The decrease in other income (losses), net, in our Financial Services segment was primarily due to the mark-to-market movements and/or hedging on the Marketable securities.

•

Other income (losses), net, for Real Estate Services recognized a gain of $99.1 million for the nine months ended September 30, 2018. The gain is primarily due to the recognition of the earn-out on the Nasdaq transaction, a non-cash gain of $6.3 million related to the variable share forward agreement with respect to Newmark’s expected receipt of the Nasdaq payments for 2019 through 2022, and the mark-to-market movements and/or hedging on the Nasdaq shares. Beginning with the third quarter of 2017, the Company recorded the receipt of Nasdaq payment as part of other income in Real Estate services. Nasdaq payments and the impact of related mark-to-market movements and/or hedging are still recorded within our Financial Services segment for all periods prior to the third quarter of 2017.

•

Other income (losses), net, for the Corporate Items category increased approximately $37.5 million, a gain of $42.2 million for the nine months ended September 30, 2018 from a gain of $4.7 million for the nine months ended September 30, 2017. The increase in other income (losses), net for the Corporate Items category was primarily due to a gain of $38.4 million related to a fair value adjustment on an investment held during the nine months ended September 30, 2018, partially offset by mark-to-market movements on certain Marketable securities.

Income (loss) from operations before income taxes

•

Income (loss) from operations before income taxes for Financial Services increased approximately $62.0 million, or 23.2%, to $329.0 million for the nine months ended September 30, 2018 from $267.1 million for the nine months ended September 30, 2017. The increase in income (loss) from operations before income taxes is primarily due to the higher revenues across all asset classes, improved productivity, as well as mark-to-market movements and/or hedging on the Marketable securities.

•

Income (loss) from operations before income taxes for Real Estate Services increased $103.6 million, or 36.4%, to $388.2 million for the nine months ended September 30, 2018 from $284.6 million for the nine months ended September 30, 2017, primarily due to higher revenues, improvement in broker productivity, the recognition of the earn-out on the Nasdaq transaction, as well as mark-to-market movements and/or hedging on the Marketable securities.

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

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017[1]	June 30, 2017[1]	March 31, 2017[1]	December 31, 2016[1]
Revenues:
Commissions	$671,318	$658,320	$668,599	$643,110	$582,106	$577,172	$545,720	$520,374
Principal transactions	73,360	84,988	91,918	75,987	75,766	80,360	85,743	70,262
Gains from mortgage banking activities/originations, net	51,972	41,878	38,914	41,736	45,455	73,547	45,261	54,378
Real estate management and other services	101,881	107,121	96,878	70,046	60,798	51,589	50,630	55,841
Servicing fees	34,948	32,333	28,926	29,712	29,057	26,840	24,832	25,472
Fees from related parties	7,128	6,271	6,590	8,338	7,173	6,018	6,938	6,484
Data, software and post-trade	16,547	15,370	15,099	14,372	13,776	13,322	13,087	12,949
Interest income	15,946	12,366	8,748	10,194	11,726	19,177	10,006	9,544
Other revenues	4,154	1,429	974	739	1,171	876	976	454
Total revenues	977,254	960,076	956,646	894,234	827,028	848,901	783,193	755,758
Expenses:
Compensation and employee benefits	517,865	524,030	534,811	578,051	495,145	482,353	460,631	426,458
Allocations of net income and grants of exchangeability to limited partnership units and FPUs	67,919	106,545	65,232	124,752	48,446	50,237	63,193	60,264
Total compensation and employee benefits	585,784	630,575	600,043	702,803	543,591	532,590	523,824	486,722
Occupancy and equipment	58,193	52,428	54,784	52,230	51,962	50,311	50,829	50,255
Fees to related parties	9,743	9,887	7,764	12,639	4,380	5,519	6,490	8,683
Professional and consulting fees	33,491	26,918	26,081	28,592	24,486	22,891	21,670	17,176
Communications	31,693	34,143	34,850	33,372	33,290	32,353	32,173	30,735
Selling and promotion	30,850	32,900	29,849	33,403	26,828	30,034	24,641	24,989
Commissions and floor brokerage	15,382	15,623	14,095	12,770	10,410	10,476	10,430	10,505
Interest expense	33,472	27,441	27,138	32,826	24,425	26,490	18,763	17,595
Other expenses	69,706	66,307	68,591	50,300	55,600	50,269	42,393	28,138
Total expenses	868,314	896,222	863,195	958,935	774,972	760,933	731,213	674,798
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	—	—	4	—	557	—
Gains (losses) on equity method investments	1,344	2,854	5,801	2,203	2,147	1,602	237	996
Other income (loss)	108,776	(810)	33,942	16	88,195	4,713	5,020	(979)
Total other income (losses), net	110,120	2,044	39,743	2,219	90,346	6,315	5,814	17
Income (loss) from operations before income taxes	219,060	65,898	133,194	(62,482)	142,402	94,283	57,794	80,977
Provision (benefit) for income taxes	56,756	15,908	35,763	95,184	31,854	16,552	6,678	14,614
Consolidated net income (loss)	162,304	49,990	97,431	(157,666)	110,548	77,731	51,116	66,363
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	42,018	14,787	38,657	(37,867)	29,019	24,811	14,291	21,924
Net income (loss) available to common stockholders	$120,286	$35,203	$58,774	$(119,799)	$81,529	$52,920	$36,825	$44,439

[1]

Financial results have been retrospectively adjusted to include the financial results of Berkeley Point. See “Berkeley Point Acquisition and Related Transactions” herein for a summary of the impact on the Company’s quarterly and annual results of operations.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Brokerage revenue by product:
Rates	$128,289	$145,148	$160,772	$118,618	$123,041	$133,469	$135,752	$116,117
Foreign exchange	90,683	98,559	99,050	80,780	83,899	79,681	80,026	70,816
Credit	67,111	75,526	82,050	65,818	66,133	70,730	81,870	62,294
Energy and commodities	57,974	56,277	60,149	54,161	48,231	48,479	53,145	54,111
Equities, insurance, and other asset classes	81,272	87,965	97,754	86,703	79,657	85,324	75,706	41,950
Leasing and other services	203,913	178,142	159,378	186,146	158,604	144,681	127,574	144,521
Real estate capital markets	115,436	101,691	101,364	126,871	98,307	95,168	77,390	100,827
Total brokerage revenues	$744,678	$743,308	$760,517	$719,097	$657,872	$657,532	$631,463	$590,636
Brokerage revenue by product (percentage):
Rates	17.2%	19.5%	21.1%	16.5%	18.7%	20.3%	21.5%	19.7%
Foreign exchange	12.2	13.3	13.0	11.2	12.8	12.1	12.7	12.0
Credit	9.0	10.2	10.8	9.2	10.1	10.8	13.0	10.5
Energy and commodities	7.8	7.6	7.9	7.5	7.3	7.4	8.4	9.1
Equities, insurance, and other asset classes	10.9	11.8	12.9	12.1	12.1	13.0	12.0	7.1
Leasing and other services	27.4	23.9	21.0	25.9	24.1	22.0	20.2	24.5
Real estate capital markets	15.5	13.7	13.3	17.6	14.9	14.4	12.2	17.1
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Real Estate	$319,349	$279,833	$260,742	$313,017	$256,911	$239,849	$204,964	$245,348
Financial Services voice/hybrid	381,949	410,154	446,508	368,196	361,312	373,161	380,260	310,313
Financial Services fully electronic	43,380	53,321	53,267	37,884	39,649	44,522	46,239	34,975
Total brokerage revenues	$744,678	$743,308	$760,517	$719,097	$657,872	$657,532	$631,463	$590,636
Brokerage revenue by type (percentage):
Real Estate	42.9%	37.6%	34.3%	43.5%	39.1%	36.5%	32.5%	41.5%
Financial Services voice/hybrid	51.3	55.2	58.7	51.2	54.9	56.7	60.2	52.5
Financial Services fully electronic	5.8	7.2	7.0	5.3	6.0	6.8	7.3	6.0
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, restricted cash, marketable securities, mortgage servicing rights, collateralized multifamily and commercial mortgage loans to be included in future sales, which are included in loans held for sale, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and growth opportunities. Total assets at September 30, 2018 were $8.7 billion, an increase of 60.8% as compared to December 31, 2017. The increase in total assets was driven primarily by increases in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Loans held for sale, Restricted cash, and Accrued commissions and other receivables, net. We maintain a portion of our assets in cash and marketable securities, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase agreements) at September 30, 2018 of $526.3 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned increased to $75.9 million at September 30, 2018, compared to $33.0 million at December 31, 2017. Our Marketable securities decreased to $152.5 million at September 30, 2018, compared to $208.2 million at December 31, 2017. The decrease in marketable securities in the nine months ending September 30, 2018, was primarily due to the sale of Nasdaq shares and other marketable securities in the amount of $153.2 million, partially offset by the recognition of $85.1 million for the 2018 Nasdaq earnout payment (as discussed in Note 9—“Marketable Securities”). We did not have any Reverse repurchase agreements as of September 30, 2018 or December 31, 2017. We had Securities loaned of $66.3 million and Repurchase agreements of $0.2 million at September 30, 2018. As of December 31, 2017 we had Securities loaned of $202.3 million and no Repurchase agreements.

On June 23, 2015, the Audit Committee of the Company authorized management to enter into a revolving credit facility with Cantor of up to $150.0 million in aggregate principal amount pursuant to which Cantor or BGC would be entitled to borrow funds from each other from time to time. The outstanding balances would bear interest at the higher of the borrower’s or the lender’s short-term borrowing rate then in effect, plus 1.00%. On April 21, 2017, pursuant to this authorization by the Audit Committee of our Board of Directors, we entered into a $150.0 million revolving credit facility (the “Credit Facility”) with an affiliate of Cantor. We agreed to lend $150.0 million under the Credit Facility to such affiliate. On September 8, 2017, the outstanding balance of $150 million was repaid in its entirety. The Credit Facility was terminated on March 19, 2018.

On March 19, 2018, we entered into an unsecured senior credit agreement (the “BGC Credit Agreement”) with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the Credit Facility described above and was approved by the Audit Committee of BGC. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2019, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250 million to $400 million that can be outstanding at any time. As of September 30, 2018, there was $80.0 million of borrowings by BGC outstanding under this agreement. As of September 30, 2018, the interest rate on this facility was 5.51%.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of September 30, 2018 and December 31, 2017, there were no reverse repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2018, we had no investments in the program.

Funding

Our funding base consists of longer-term capital (equity and notes payable), collateralized financings, shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Our Real Estate Services business has the following ongoing cash needs: (i) ongoing short-term collateralized financing needs to fund loans held for sale; (ii) working capital to support daily operations, including servicing advances consisting of principal and interest advances for Fannie Mae loans that become delinquent, and advances on insurance and tax payments if escrow funds are insufficient; and (iii) working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances significantly exceed our potential normal course contingent liquidity needs. We believe that cash in and available to our largest regulated entities, inclusive of financing provided by clearing banks and cash segregated under regulatory requirements, is adequate for potential cash demands of normal operations, such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends paid pursuant to our dividend policy. However, we continually evaluate opportunities for us to maximize our growth and further enhance our strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support operations;
•	support continued growth in our businesses;
•	effect acquisitions, strategic alliances, joint ventures and other transactions;

•	develop new or enhanced products, services and markets; and
•	respond to competitive pressures.

Acquisitions and financial reporting obligations related thereto may impact our ability to access longer term capital markets funding on a timely basis and may necessitate greater short-term borrowings in the interim. This may impact our credit rating or the interest rates on our debt. We may need to access short-term capital sources to meet business needs from time to time, including, but not limited to, conducting operations; hiring or retaining brokers, salespeople, managers and other front-office personnel; financing acquisitions; and providing liquidity, including in situations where we may not be able to access the capital markets in a timely manner when desired by us. Accordingly, we cannot guarantee that we will be able to obtain additional financing when needed on terms that are acceptable to us, if at all.

On September 8, 2017, BGC completed the acquisition of Berkeley Point (the “Berkeley Point Acquisition”), a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans, including those it originates. We acquired all of the outstanding membership interests of Berkeley Point Financial LLC for an acquisition price of $875 million, with $3.2 million of the acquisition price paid with 247,099 partnership units in BGC Holdings, L.P., pursuant to a Transaction Agreement, dated as of July 17, 2017, with Cantor and certain Cantor’s affiliates, including CCRE and Cantor Commercial Real Estate Sponsor, L.P., the general partner of CCRE. In accordance with this Transaction Agreement, Berkeley Point made a distribution of $89.1 million to CCRE related to the Berkeley Point Acquisition, for the amount that Berkeley Point’s net assets, inclusive of certain fair value adjustments, exceeded $508.6 million. Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment opportunities are available. The Company’s investment in Real Estate LP is accounted for under the equity method. Berkeley Point and Real Estate LP are part of Newmark Knight Frank, the Company’s Real Estate Services segment. In connection with these aforementioned transactions, BGC entered into a $400 million two-year unsecured senior revolving credit facility and a $575 million unsecured senior term loan maturing on the second anniversary of the BPF acquisition closing date.

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

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement (the “Merger Agreement”), dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The Back-End Mergers allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates now own 100% of the outstanding shares of GFI’s common stock. In total, approximately 23.5 million shares of our Class A common stock and $89.9 million in cash were issued or paid with respect to the closing of the Back-End Mergers, inclusive of adjustments we still expect to pay a total of $111.2 million in connection to the Back-End Mergers, of which $21.3 million remains to be paid.

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

Newmark received approximately $153.0 million of net proceeds and non-dilutive equity on its balance sheet from the monetization in the second quarter of 2018. Newmark used the net proceeds from the monetization to repay a portion of the $400.0 million Converted Term Loan which is due to mature on September 8, 2019. After this repayment, approximately $247.0 million of the Converted Term Loan remained outstanding. Approximately $153.0 million also became available to be drawn upon under BGC’s revolving credit facility. The monetization transaction had no impact on the Nasdaq payment recognized by Newmark in the third quarter of 2018.

On September 26, 2018 we entered into transactions related to the monetization of the shares of Nasdaq that we expect to receive in 2021 and 2022 (“the second monetization”). The principal operating subsidiary of Newmark Group Inc. issued approximately $150 million of exchangeable preferred limited partnership units (“EPUs”) in a private transaction to RBC (the “Newmark OpCo Preferred Investment II”). Contemporaneously with the issuance of these EPUs, a newly formed special purpose vehicle, (the “SPV II”) entered into two variable postpaid forward transactions (together, the “Forward II”) with RBC. The SPV II is an indirect subsidiary of Newmark whose sole asset is the Nasdaq share earn-outs for 2021 and 2022. RBC has rights to receive up to 992,247 shares of Nasdaq common stock in each of the fourth quarters of 2021 and 2022. The Forward II is economically similar to at-the-money put options struck at Nasdaq’s September 25, 2018 closing price of $87.68, and provides Newmark with downside protection on the shares while allowing Newmark to retain all appreciation related to the 2021 and 2022 Nasdaq share earn-outs.

Newmark received approximately $113.2 million of net proceeds and non-dilutive equity on its balance sheet from the monetization in the third quarter of 2018. Newmark used the net proceeds from the monetization to repay a portion of the $400.0 million Converted Term Loan which is due to mature on September 8, 2019. After this repayment, approximately $134.0 million of the Converted Term Loan remains outstanding. Approximately $113.2 million also became available to be drawn upon under BGC’s revolving credit facility. The monetization transaction had no impact on the approximately $85.1 million Nasdaq payment recognized by Newmark in the third quarter of 2018. Newmark retains the flexibility to monetize some or all of the anticipated Nasdaq payments from 2023 through 2027, which are not reflected on our balance sheet. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan using proceeds from the sale of its 6.125% Senior Notes.

By monetizing these expected Nasdaq payments, Newmark and BGC have strengthened their balance sheets, improved their financial flexibility and improved their credit metrics. Newmark now expects to be in an even stronger position with respect to obtaining an investment grade rating, and repaying and/or refinancing Newmark’s debt owed to or guaranteed by BGC. We therefore believe that the monetization transactions move us closer to completing the planned spin-off of Newmark. We intend to complete the necessary steps to achieve the spin-off by the end of 2018. Newmark recently obtained its own credit ratings from Fitch and S&P on October 25, 2018 and Kroll on October 29, 2018. In order for the spin-off to be tax-free, Newmark will repay or refinance its debt owed to or guaranteed by BGC, which was $434.0 million as of September 30, 2018, and to repay or refinance the $382.5 million of borrowings outstanding under the Intercompany Credit Agreement. As of September 30, 2018, approximately $260.6 million of these borrowings were pledged for the benefit of Fannie Mae in excess of the minimum required balance. These repayments are necessary for the spin off to be tax free. Refer to the Liquidity Analysis Discussion in this section of the nine months ended September 30, 2018 for discussion of key steps taken. Over time, we expect our stronger balance sheets to enhance our ability to invest and grow our businesses.

As a result of the earn-out, not including the Nasdaq share payment realized in the third quarter of 2018, we expect to receive approximately $431.6 million in additional Nasdaq stock over time (stock value based on the November 1, 2018 closing price), which is not reflected on our balance sheet.

As of September 30, 2018, our liquidity, which we define as cash and cash equivalents, reverse repurchase agreements, marketable securities and securities owned, less securities loaned and repurchase agreements, was approximately $526.3 million. This does not include the approximately $431.6 million in additional Nasdaq stock (as described above) that we expect to receive over time. We expect to use our considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of BGC, all while maintaining or improving our investment grade rating.

Notes Payable, Other and Short-term Borrowings

Unsecured Senior Revolving Credit and Converted Term Loan Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provides for revolving loans of up to $400.0 million. The maturity date of the facility is September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the Converted Term

Loan. The Converted Term Loan is guaranteed by the Company. The Company remains a borrower under, and retains access to, the revolving credit facility for any future draws, subject to availability which increases as Newmark repays the Converted Term Loan. Borrowings under the Converted Term Loan bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. As there were amounts outstanding under the senior term loan as of December 31, 2017, the pricing increased by 50 basis points, and as there were amounts outstanding under the senior term loan as of June 30, 2018, the pricing increased by an additional 75 basis points (125 basis points in the aggregate) until the senior term loan is paid in full. From and after the repayment in full of the senior term loan, the pricing shall return to the levels previously described. During the nine months ended September 30, 2018, the Company repaid $266.1 million of the Converted Term Loan. Subsequent to the repayment, the Company borrowed an additional $125.0 million from the committed unsecured senior revolving credit agreement. As of September 30, 2018, there were $125.0 million of borrowings outstanding under the unsecured senior revolving credit agreement.  The approximated fair value of the unsecured senior revolving credit agreement was $125.0 million as of September 30, 2018.  As of September 30, 2018, there were $134.0 million of borrowings outstanding under the Converted Term Loan. The carrying value of the Converted Term Loan as of September 30, 2018 was $132.5 million, net of deferred financing costs of $1.5 million. As of September 30, 2018, the interest rate on the revolving credit agreement LIBOR loan was 4.35% and the interest rate on the Converted Term Loan LIBOR loan was 4.41%. As of October 15, 2018, BGC repaid the remaining $125.0 million of borrowings outstanding under the unsecured senior revolving credit agreement. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan using proceeds from the sale of its 6.125% Senior Notes.

Unsecured Senior Term Loan Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The term loan credit agreement provides for loans of up to $575.0 million. The maturity date of the agreement is September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of the Company as borrower under the senior term loan. The senior term loan is guaranteed by the Company. There was no change in the maturity date or interest rate. Borrowings under the senior term loan bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. As there were amounts outstanding under the senior term loan as of December 31, 2017, the pricing increased by 50 basis points. From and after the repayment in full of the senior term loan, the pricing shall return to the levels previously described. The senior term loan is also subject to mandatory prepayment from 100% of net cash proceeds of all material asset sales and debt and equity issuances by Newmark and its subsidiaries (subject to certain customary exceptions, including sales under the Company’s CEO sales program). The net proceeds from the Newmark initial public offering were used to partially repay $304.3 million of the senior term loan. During the nine months ended September 30, 2018, the Company repaid the outstanding balance of $270.7 million on the senior term loan, at which point the facility was terminated. Therefore, there were no borrowings outstanding as of September 30, 2018.

8.125% Senior Notes

On June 26, 2012, we issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042 (the “8.125% Senior Notes”). The 8.125% Senior Notes are senior unsecured obligations. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes are listed on the New York Stock Exchange under the symbol “BGCA.” We used the proceeds to repay short-term borrowings under our unsecured revolving credit facility and for general corporate purposes, including acquisitions. In connection with the issuance of the 8.125% Senior Notes, the Company lent the proceeds of the 8.125% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of June 26, 2012, with an aggregate principal amount of $112.5 million payable to the Company (the “2042 Promissory Note”). On December 13, 2017, Newmark OpCo assumed all of the BGC U.S. OpCo’s rights and obligations under the promissory note. The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. On August 1, 2018, the Company’s Board of Directors approved the redemption of the outstanding $112.5 million principal amount of its 8.125% Senior Notes. On August 3, 2018, the Company delivered a notice of redemption to the holders of the outstanding $112.5 million aggregate principal amount of the 8.125% Senior Notes, and on September 5, 2018 the notes were redeemed. On September 4, 2018, BGC U.S. OpCo loaned $112.5 million to Newmark OpCo pursuant to the Intercompany Credit Agreement, which bears an annual interest rate of 6.5%. Newmark OpCo used the proceeds to repay the 2042 Promissory Note assumed by it in connection with the Separation. On November 6, 2018, Newmark repaid the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes.

5.375% Senior Notes

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes due 2019 (the “5.375% Senior Notes”). The 5.375% Senior Notes are general senior unsecured obligations of the Company. These 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes will be subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the indenture. The 5.375% Senior Notes will mature on December 9, 2019. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. In connection with the issuance of the 5.375% Senior Notes, the Company lent the proceeds of the 5.375% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of December 9, 2014, with an aggregate principal amount of $300 million to the Company (the “2019 Promissory Note”). On December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note. The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The carrying value of the 5.375% Senior Notes as of September 30, 2018 was $298.8 million. Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note on the earlier of the spin-off date or December 5, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes.

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

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). The 5.125% Senior Notes are general senior unsecured obligations of the Company. These 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15.0 million of such senior notes and still holds such notes as of September 30, 2018. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The carrying value of the 5.125% Senior Notes as of September 30, 2018 was $297.6 million.

5.375% Senior Notes due 2023

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023 (the “5.375% Senior Notes due 2023”). The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. These 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes due 2023) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million. On July 18, 2018, the Company drew down approximately $203.0 million in short-term borrowings and used these funds along with cash on hand to repay the $240.0 million of the 8.375% Senior Notes on July 19, 2018. The Company then used the net proceeds from the 5.375% Senior Notes due 2023 to repay short-term borrowings in full. Additional net proceeds were used for the authorized redemption of the $112.5 million aggregate principal amount of the 8.125%

Senior Notes due 2042 and for general corporate purposes. In connection with the Separation, Newmark OpCo assumed the rights and obligations under the 2042 Promissory Note from BGC U.S. OpCo. On August 3, 2018, the Company delivered a notice of redemption to the holders of the outstanding $112.5 million aggregate principal amount of the 8.125% Senior Notes, and redeemed the notes on September 5, 2018. On September 4, 2018, BGC U.S. OpCo loaned $112.5 million to Newmark OpCo pursuant to the existing Amended and Restated Credit Agreement (“Intercompany Credit Agreement”), dated as of March 19, 2018, between BGC and Newmark, which loan will bear interest at an annual rate equal to 6.5% (such loan, the “Intercompany Loan”). Newmark OpCo used the proceeds of the Intercompany Loan to repay the BGC Note immediately prior to the redemption date. The Intercompany Loan has been approved by the Boards of Director and Audit Committee of each of BGC and Newmark. On November 6, 2018, Newmark repaid the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes.

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

On July 31, 2018, the Company filed a Registration Statement on Form S-4 pursuant to which, upon being declared effective by the SEC, the holders of the 5.375% Senior Notes due 2023, issued in a private placement on July 24, 2018, may exchange such notes for new registered notes with substantially identical terms.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of September 30, 2018, the Company had $3.7 million outstanding related to this secured loan arrangement, which includes $25.0 thousand of deferred financing costs. The value of the fixed assets pledged as of September 30, 2018 was $0.1 million.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% and matures on May 31, 2021. As of September 30, 2018, the Company had $21.0 million outstanding related to this secured loan arrangement. The value of the fixed assets pledged as of September 30, 2018 was $8.9 million.

Warehouse Notes Payable

The Company uses its warehouse lines and a repurchase agreement to fund mortgage loans originated under its various lending programs. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third party purchase commitments. As of September 30, 2018, the Company had $1,650.0 million of warehouse lines and $325.0 million of uncommitted repurchase agreements (collectively, the “Agency Warehouse Facilities”). As of September 30, 2018, $1,131.8 million of the Agency Warehouse Facilities was drawn down.

Notes Payable to Related Party

On March 11, 2015, the Company and CCRE entered into a note receivable/payable that allows for advances to or from CCRE at an interest rate of 1 month LIBOR plus 1.0%. On September 8, 2017, the note receivable/payable was terminated and all outstanding advances due were paid off.

Short-term Borrowings

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short term loans of up to $5.0 million (BRL 20.0 million). The maturity date of the agreement is November 20, 2018. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of September 30, 2018, there were $5.0 million (BRL 20.0 million) of borrowings outstanding under the facility. As of September 30, 2018, the interest rate was 9.8%.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line of up to $12.4 million (BRL 50.0 million). The maturity date of the agreement is December 14, 2018. This facility bears a fee of 1.00% per year. As of September 30, 2018, there were no borrowings outstanding under this facility.

CREDIT RATINGS

As of September 30, 2018, BGC Partner’s public long-term credit ratings and associated outlooks were as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
Standard & Poor’s	BBB-	Stable

Newmark received its initial long-term credit ratings and associated outlooks in October, 2018 as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
Standard & Poor’s	BB+	Stable
Kroll	BBB-	Stable

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

LIQUIDITY ANALYSIS

We consider our liquidity to comprise the sum of Cash and cash equivalents, Reverse repurchase agreements, Marketable securities, and Securities owned, less Securities loaned and Repurchase agreements. The discussion below describes the key components of our liquidity analysis, including earnings, dividends and distributions, net investing and funding activities, including repurchases and redemptions of Class A common stock and partnership units, security settlements, changes in securities held and marketable securities, and changes in our working capital.

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

Our investing and funding activities represent a combination of our capital raising activities, including long-term and short-term borrowings and repayments, warehouse notes payable borrowings and repayments, issuances of shares under our controlled equity offerings (net), Class A common stock repurchases and partnership unit redemptions, purchases and sales of securities, dispositions, and other investments (e.g. acquisitions, forgivable loans to new brokers and capital expenditures—all net of depreciation and amortization).

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

As a result of the Tax Act, the Company recorded a provisional amount for the one-time transition tax on deemed repatriated earnings of foreign subsidiaries net of foreign tax credits of $36.6 million for the year ended December 31, 2017. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively.

As of September 30, 2018, the Company had $364.4 million of Cash and cash equivalents, and included in this amount was $193.0 million of Cash and cash equivalents held by foreign subsidiaries.

Discussion of the nine months ended September 30, 2018

The table below presents our liquidity analysis as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
(in millions)
Cash and cash equivalents	$364.4	$634.3
Repurchase agreements	(0.2)	—
Securities owned	75.9	33.0
Marketable securities [1]	86.2	5.9
Total	$526.3	$673.2

[1]

As of September 30, 2018  and December 31, 2017, $66.3 million and $202.3 million, respectively, of Marketable securities on our balance sheet were lent in Securities loaned transactions and therefore are not included in this Liquidity Analysis.

The $146.9 million decrease in our liquidity position from $673.2 million as of December 31, 2017 to $526.3 million as of September 30, 2018 was primarily related to acquisitions, continued investment in new revenue-generating hires, and cash paid with respect to ordinary movements in working capital. These investments were partially offset by net earnings and a net benefit of financing activities during the period. During the nine months ended September 30, 2018 the Company issued $450 million of senior unsecured notes (5.375% due July 2023), sold 24.9 million newly issued shares for net proceeds of $327.6 million, monetized Newmark’s Nasdaq earnout share payments for 2019 through 2022 for $266.1 million, and borrowed $80.0 million from Cantor under the BGC Credit Agreement and $125.0 million under the unsecured senior revolving credit agreement. These financing transactions were used in the repayment of approximately $890 million of long term debt including $240.0 million of our 8.375% notes that matured in July 2018, the redemption of $112.5 million of our 8.125% senior notes that were due in 2042, the repayment of the remaining $270.7 million outstanding balance of the $575 million unsecured term loan and a repayment of $266.1 million of the unsecured term loan. In addition, as of September 30, 2018 an amount of $314.4 million was pledged for the benefit of Fannie Mae, which included an elective excess of approximately $260.6 million above the required balance.

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

Below are the key steps that we are taking toward our tax-free spin-off of Newmark:

•	Newmark received its own credit ratings from Fitch and S&P on October 25, 2018 and Kroll on October 29, 2018.
•

On October 4, 2018, Newmark withdrew $252.0 million of the cash pledged for the benefit of Fannie Mae, and repaid BGC $252.0 million of the outstanding borrowings under the Intercompany Credit Agreement. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan and the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes. On November 7, 2018, Newmark repaid the then remaining outstanding balance under the Intercompany Credit Agreement. Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note on the earlier of the spin-off date of December 5, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes. Upon repayment of the 2019 Promissory Note, Newmark will have no further debt obligations to BGC. These repayments are necessary for the spin-off to be tax-free.

As of September 30, 2018, Newmark had $260.6 million pledged for the benefit of Fannie Mae in excess of the minimum required balance. On October 4, 2018, Newmark reduced its restricted cash held at Fannie Mae by $252.0 million and paid BGC $252.0 million of the outstanding balance under the Intercompany Credit Agreement.  BGC used the proceeds to repay the outstanding balance on its unsecured senior revolving credit agreement in the amount of $125 million and the balance in short-term borrowings from Cantor in the amount of $80 million.

Notice of Redemption of the 5.375% Senior Notes

On November 5, 2018 BGC sent a notice of early redemption of the 5.375% Senior Notes due 2019 to bondholders which was conditional upon the closing of the Newmark 6.125% Senior Notes due 2023. The Newmark 6.125% Senior Notes closed as scheduled on November 6, 2018. The redemption of the 5.375% Senior Notes will occur on December 5, 2018 (the “Redemption Date”).The redemption price will be equal to the sum of the remaining scheduled payments of principal and interest as of the Redemption Date, discounted to the Redemption Date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using a discount rate equal to the Treasury Rate (as defined in the indenture governing the notes) plus 50 basis points. The redemption price will be calculated on the third business day prior to the Redemption Date. Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note on the earlier of the spin-off date or December 5, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes.

Newmark Group, Inc. Closing of Issuance of Senior Notes

On November 6, 2018, Newmark closed its offering of $550 million aggregate principal amount of 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). The 6.125% Senior Notes were priced at 98.937% to yield 6.375%. The 6.125% Senior Notes, which were priced on November 1, 2018, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019, and will mature on November 15, 2023. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan and the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes. On November 7, 2018, Newmark repaid the then remaining outstanding balance under the Intercompany Credit Agreement. Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note on the earlier of the spin-off date or December 5, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes. Upon repayment of the 2019 Promissory Note, Newmark will have no further debt obligations owed to BGC.

Discussion of the nine months ended September 30, 2017

The table below presents our liquidity analysis as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
(in millions)
Cash and cash equivalents	$546.0	$535.6
Reverse repurchase agreements	—	54.7
Repurchase agreements	(1.8)	—
Securities owned	32.1	35.3
Marketable securities [1]	124.4	164.8
Total	$700.7	$790.4

[1]	As of September 30, 2017, $135.1 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

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

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of September 30, 2018.

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

The regulatory requirements described above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2018, our regulated subsidiaries held $535.3 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $308.2 million.

As a result of the Berkeley Point Acquisition, the Company is now subject to various capital requirements in connection with seller/servicer agreements that the Company has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in the Company’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the Company’s consolidated financial statements. As of September 30, 2018, the Company has met all capital requirements. As of September 30, 2018, the most restrictive capital requirement was Fannie Mae’s net worth requirement. The Company exceeded the minimum requirement by $475.1 million.

Certain of the Company’s agreements with Fannie Mae allow the Company to originate and service loans under Fannie Mae’s DUS Program. These agreements require the Company to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of the Company’s agreements with Freddie Mac allow the Company to service loans under Freddie Mac’s Targeted Affordable Housing Program (“TAH”). These agreements require the Company to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by the Company. As of September 30, 2018, the Company has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, the Company is required to advance to investors any uncollected principal and interest due from borrowers. As of September 30, 2018 and December 31, 2017, outstanding borrower advances were approximately $440.0 thousand and $120.4 thousand, respectively, and are included in “Other assets” in the accompanying consolidated statements of financial condition.

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

EQUITY

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares outstanding at beginning of period	290,909,843	251,057,086	256,968,372	244,869,624
Share issuances:
Issuance of Class A common stock for general corporate purposes	—	—	24,923,714	—
Exchanges of limited partnership interests[1]	2,474,658	1,434,050	9,949,679	6,795,187
Compensation Awards	—	—	979,344	—
Acquisitions	78,678	82,907	1,083,150	1,424,690
Vesting of restricted stock units (RSUs)	82,345	42,295	464,019	479,313
Other issuances of Class A common stock	23,767	11,874	72,182	45,490
Treasury stock repurchases	(8,263)	(295,871)	(734,802)	(1,246,365)
Forfeitures of restricted Class A common stock	(49,189)	(71,251)	(193,819)	(106,849)
Shares outstanding at end of period	293,511,839	252,261,090	293,511,839	252,261,090

[1]

Because they are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into Class A common shares would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the three months ended September 30, 2018 and 2017. As of September 30, 2018 and 2017, there were 34,848,107 shares of the Company’s Class B common stock outstanding.

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

The table below represents unit redemption and share repurchase activity for the three and nine months ended September 30, 2018.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1,2]
January 1, 2018—March 31, 2018	1,723,654	$14.34
April 1, 2018—June 30, 2018	4,299,936	13.10
July 1, 2018—September 30, 2018	2,105,457	11.27
Total Redemptions	8,129,047	$12.89
Repurchases[3,4]
January 1, 2018—March 31, 2018	—	$—
April 1, 2018—June 30, 2018	726,539	13.37
July 1, 2018—July 31, 2018	1,993	10.58
August 1, 2018—August 31, 2018	696	11.85
September 1, 2018—September 30, 2018	5,574	11.76
Total Repurchases	734,802	$13.35
Total Redemptions and Repurchases	8,863,849	$12.92	$280,011,172

1

During the three months ended September 30, 2018, the Company redeemed approximately 2.1 million limited partnership units at an aggregate redemption price of approximately $23.5 million for an average price of $11.26 per unit and approximately 17.8 million FPUs at an aggregate redemption price of approximately $0.2 million for an average price of $12.33 per unit. During the three months ended September 30, 2017, the Company redeemed approximately 1.2 million limited partnership units at an aggregate redemption price of approximately $16.0 million for an average price of $12.97 per unit and approximately 0.4 million FPUs at an aggregate redemption price of approximately $5.0 million for an average price of $11.48 per unit.

2

During the nine months ended September 30, 2018, the Company redeemed approximately 8.0 million limited partnership units at an aggregate redemption price of approximately $103.5 million for an average price of $12.89 per unit and approximately 0.1 million FPUs at an aggregate redemption price of approximately $1.3 million for an average price of $12.98 per unit. During the nine months ended September 30, 2017, the Company redeemed approximately 5.8 million limited partnership units at an aggregate redemption price of approximately $66.1 million for an average price of $11.40 per unit and approximately 0.7 million FPUs at an aggregate redemption price of approximately $8.0 million for an average price of $11.19 per unit.

3

During the three months ended September 30, 2018, the Company repurchased approximately 8.3 million shares of its Class A common stock at an aggregate purchase price of approximately $0.1 million for an average price of $11.48 per share. During the three months ended September 30, 2017, the Company repurchased approximately 0.3 million shares of its Class A common stock at an aggregate purchase price of approximately $4.0 million for an average price of $13.41 per share.

4

During the nine months ended September 30, 2018, the Company repurchased approximately 0.7 million shares of its Class A common stock at an aggregate purchase price of approximately $9.8 million for an average price of $13.35 per share. During the nine months ended September 30, 2017, the Company repurchased approximately 1.2 million shares of its Class A common stock at an aggregate purchase price of approximately $14.6 million for an average price of $11.68 per share.

The table above represents the gross unit redemptions during the nine months ended September 30, 2018. Substantially all of the 8.1 million units above were redeemed using cash from our CEO program, and therefore did not impact the fully diluted number of shares and units outstanding.

The fully diluted weighted-average share count for the three months ended September 30, 2018 was as follows (in thousands):

Three Months Ended September 30, 2018
Common stock outstanding[1]	327,932
Partnership units[2]	158,104
RSUs (Treasury stock method)	300
Other	1,300
Total[3]	487,636

[1]

Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended September 30, 2018, the weighted-average number of Class A shares was 292.2 million shares, Class B shares was 34.8 million shares, and contingent shares was 0.9 million shares.

[2]

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2—“Limited Partnership Interests” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information). In general, these partnership units are potentially exchangeable into shares of BGC Class A common stock. In addition, partnership units held by Cantor are generally exchangeable into shares of BGC Class A common stock and/or for up to 34.6 million shares of BGC Class B common stock. These partnership units also generally receive quarterly allocations of net income, after deducting for the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.

[3]

For the quarter ended September 30, 2018, 2 thousand potentially dilutive securities were excluded from the computation of fully diluted earnings per share, for being anti-dilutive. Also as of September 30, 2018, approximately 2.1 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange the 11,039,011 shares of BGC Class A common stock owned by them as of September 30, 2018 for the same number of shares of BGC Class B common stock. Cantor would also have the right to exchange any shares of Class A common stock subsequently acquired by it for shares of BGC Class B common stock, up to  34,649,693 shares of BGC Class B common stock.

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

Stock Option Exercises

No shares of our Class A common stock related to the exercise of stock options were issued during the nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018, we have issued and sold all 20,000,000 shares of Class A common stock under the Form S-3 Registration Statement with respect to the April 2017 Sales Agreement. As of September 30, 2018, we have sold 15,364,556 shares of our Class A common stock, (or $191.6 million), under the Form S-3 Registration Statement with respect to the March 2018 Sales Agreement.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2018, we have issued an aggregate of 12.1 million shares of Class A common stock under the Form S-4 Registration Statement, all in connection with acquisitions in the real estate brokerage industry. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of September 30, 2018, we have issued approximately 405.9 thousand shares of our Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of our Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of September 30, 2018, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 173.1 million shares.

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

On July 31, 2018, the Company filed a Registration Statement on Form S-4 pursuant to which the holders of the 5.375% Senior Notes due 2023 which were issued in a private placement, exchanged such notes for new registered notes with substantially identical terms.

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

As of September 30, 2018, the Company has issued 9.2 million shares of its Class A common stock, 8.8 million limited partnership units and $47.1 million in cash related to such contingent payments.

As of September 30, 2018, 1.5 million shares of the Company’s Class A common stock, 1.2 million limited partnership units and $19.1 million in cash remain to be issued if the targets are met.

DERIVATIVE SUIT

On October 5, 2018, Roofers Local 149 Pension Fund filed a putative derivative complaint in the Delaware Chancery Court captioned Roofers Local 149 Pension Fund vs. Howard Lutnick, et al. (Case No. 2018-0722) on behalf of BGC Partners, Inc. (“BGC”) alleging breaches of fiduciary duty against (i) the members of the Board of Directors of BGC, (ii) Howard Lutnick, CF Group Management, Inc., and Cantor Fitzgerald, L.P. as controlling stockholders of BGC, and (iii) Howard Lutnick as an officer of BGC. The complaint challenges the transactions by which BGC (i) purchased Berkeley Point Financial LLC from Cantor Commercial Real Estate Company, L.P. (“CCRE”) for $875 million and (ii) committed to invest $100 million for a 27% interest in CCRE’s remaining commercial mortgage-back security business (collectively, the “Transaction”). Among other things, the complaint alleges that (i) the price BGC paid in connection with the Transaction was unfair, (ii) the process leading up to the Transaction was unfair, and (iii) the members of the special committee of the Board of Directors of the Company were not independent. It seeks to recover for the Company unquantified damages, disgorgement of any payments received by defendants, and attorneys' fees.

A month later, on November 5, 2018, the same plaintiffs’ firm filed an identical putative derivative complaint against the same defendants seeking the same relief on behalf of a second client, Northern California Pipe Trades Trust Funds. The cases are pending before the same court, and will ultimately be consolidated.

The Company strongly believes that the allegations pled against the defendants which comprise the lawsuits are without merit and intends to defend against them vigorously. However, as in any litigated matter, the outcome cannot be determined with certainty.

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

As of September 30, 2018, there were 1,178,869 FPUs in BGC Holdings and 535,849 FPUs in Newmark Holdings remaining which the partnerships had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

GUARANTEE AGREEMENT FROM CF&CO

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement. During the three and nine months ended September 30, 2018 and 2017, the Company recorded fees of $31.3 thousand and $93.8 thousand with respect to these guarantees.

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

During the three months ended September 30, 2018 and 2017, respectively, Lucera had $0.2 million and $0.3 million in related party revenues from Cantor. During the nine months ended September 30, 2018 and 2017, respectively, Lucera had $0.6 million and $1.0 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.

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

On October 3, 2018, Mr. Lutnick donated an aggregate of 53,368 shares of the Company’s Class A common stock from his personal asset trust to a charitable foundation for which his spouse serves as a director. The Company repurchased the 53,368 shares from the charitable foundation at a price of $11.73 per share, which was the closing price of the Company’s Class A common stock on that date. The transaction was approved by the Audit Committee.

Changes and Additions to Finance Team

On October 25, 2018, the Company announced that its Chief Financial Officer (“CFO”), Steven R. McMurray, has informed the Board of Directors of his intention to resign effective as of December 15, 2018.  Mr. McMurray will remain in his current role until that date in order to help with the planned spin-off of Newmark from BGC in addition to his ordinary duties.

On October 25, 2018, BGC’s Board of Directors appointed Sean A. Windeatt, who is currently BGC’s Chief Operating Officer and Executive Vice President, as Interim CFO, effective December 16, 2018.  Mr. Windeatt will serve as Interim CFO in addition to his current duties until a permanent CFO is named. On the same date, BGC’s Board of Directors also appointed Mr. Sean P. Galvin, as its Chief Accounting Officer. Mr. Windeatt will be the Principal Financial Officer of the Company, and Mr. Galvin will be the Principal Accounting Officer of the Company.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Notional Volume (in billions)
Total fully electronic volume	$4,764	$5,246	$5,340	$4,503	$4,609
Total hybrid volume[1]	73,215	68,388	64,967	63,727	61,866
Total fully electronic and hybrid volume	$77,979	$73,634	$70,307	$68,230	$66,475
Transaction Count (in thousands, except for days)
Total fully electronic transactions	2,566	2,705	2,739	2,227	2,231
Total hybrid transactions	1,382	1,400	1,443	1,289	1,313
Total transactions	3,948	4,105	4,182	3,516	3,544
Trading days	63	62	62	63	63

[1]	Hybrid is defined as transactions involving some element of electronic trading but executed by BGC’s brokers, exclusive of voice-only transactions.

Fully electronic volume, including new products, was $4.8 trillion for the three months ended September 30, 2018, compared to $4.6 trillion for the three months ended September 30, 2017. Our hybrid volume for the three months ended September 30, 2018 was $73.2 trillion, compared to $61.9 trillion for the three months ended September 30, 2017.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at September 30, 2018 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Notes payable and other borrowings[1]	$1,333,699	$270,110	$613,589	$450,000	$—
Warehouse notes payable	1,131,792	1,131,792	—	—	—
Operating leases[2]	677,044	90,142	130,886	121,897	334,119
Interest on notes payable and other borrowings[3]	184,955	63,619	77,395	43,941	—
Short-term borrowings[4]	4,995	4,995	—	—	—
Interest on Short-term borrowings	107	107	—	—	—
One-time transition tax [5]	36,566	2,194	5,851	5,851	22,670
Other [6]	30,639	8,000	16,000	6,639	—
Total contractual obligations	$3,399,797	$1,570,959	$843,721	$628,328	$356,789

[1]

Notes payable and other borrowings reflects long-term borrowings of $125.0 million under the Company’s committed unsecured senior revolving credit agreement (the $125.0 million represents the principal amount of the loan; the carrying value of the loan as of September 30, 2018 was approximately $125.0 million), $134.0 million of borrowings under the Company’s unsecured converted Term Loan (the $134.0 million represents the principal amount of the loan; the carrying value as of September 30, 2018 was approximately $132.5 million), $300.0 million of the 5.375% Senior Notes due December 9, 2019 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of September 30, 2018 was approximately $298.8 million), $300.0 million of the 5.125% Senior Notes due on May 27, 2021 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of September 30, 2018 was approximately $297.6 million), $450.0 million of the 5.375% Senior Notes due July 24, 2023 (the $450.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of September 30, 2018 was approximately $444.5 million), $3.7 million of collateralized borrowings due March 13, 2019, and an additional $21.0 million of collateralized borrowings due May 31, 2021. See Note 21— “Notes Payable, Other and Short-term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.

[2]

Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $2.7 million over the life of the agreement.

[3]

Interest on the $125.0 million of borrowings and the $134.0 million of borrowings was projected by using the 1 month libor rate plus 225 bps as of September 30, 2018 through the loans maturity date on September 8, 2019.

[4]

Short-term borrowings reflects approximately $5.0 million (BRL 20.0 million) of borrowings under the Company’s committed unsecured loan agreement. See Note 21— “Notes Payable, Other and Short-term Borrowings,” for more information regarding this obligation.

[5]

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grants of exchangeability to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended September 30, 2018 and 2017, we incurred compensation expense of $23.5 million and $19.8 million, respectively, related to the grant of exchangeability on partnership units. During the nine months ended September 30, 2018 and 2017, we incurred compensation expense of $176.6 million and $111.9 million, respectively, related to the grant of exchangeability on partnership units.

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

As of September 30, 2018 and December 31, 2017, the aggregate balance of employee loans, net, was $466.9 million and $335.7 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2018 and 2017 was $6.9 million and $26.0 million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2018 and 2017 was $23.7 million and $43.2 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

Our Board of Directors and our Audit Committee have authorized repurchases of shares of our Class A common stock and redemptions or purchase of BGC Holdings limited partnership interests or other equity interests in us or in subsidiaries, including Newmark and its subsidiaries, from Cantor, our executive officers, other employees, partners and others. On August 1, 2018, our Board of Directors renewed and increased the authorization to $300 million. As of September 30, 2018, we had approximately $276.2 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.

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

Upon the announcement of the record date related to the spin off, a stockholder will need to be a stockholder of record as of the record date to receive Newmark shares in the spinoff and continue to receive dividends attributable to the Newmark business.

Newmark Dividend Policy

Newmark’s Board of Directors has authorized a dividend policy that reflects its intention to pay a quarterly dividend. Any dividends to Newmark’s common stockholders will be calculated based on its expected post-tax Adjusted Earnings per fully diluted share, as a measure of net income for the year. See Newmark’s 10-Q for a definition of “post-tax Adjusted Earnings” per fully diluted share.

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

For the third quarter of 2018, Newmark’s Board of Directors declared a dividend of 9 cents per share based on management’s current expectation of its post-tax Adjusted Earning per fully diluted share for the year, and has indicated that it expects such dividend to remain consistent for the full year. To the extent that 25% of Newmark’s post-tax Adjusted Earnings per fully diluted share for the year exceeds this dividend on an annualized basis (i.e. an expected aggregate of $0.36 for four quarters), Newmark does not expect that its Board of Directors will increase the amount of the quarterly dividend payment during the year, or make downward adjustments in the event of a shortfall, although no assurance can be given that adjustments will not be made during the year. Newmark has indicated that it expects to announce the annual expected dividend rate in the first quarter of each year. Newmark’s Board of Directors and its Audit Committee have authorized repurchases of shares of its Class A common stock and redemptions or repurchases of Newmark Holdings limited partnership interests or other equity interests in Newmark or its subsidiaries, from us, Cantor, its executive officers, other employees, partners and others. On August 1, 2018, Newmark’s Board of Directors increased Newmark’s repurchase authorization by $100 million to $200 million. As of September 30, 2018, Newmark had approximately $200.0 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of September 30, 2018, there were 293,511,839 shares of our Class A common stock outstanding, of which 11,039,011 shares were held by Cantor and CFGM, Cantor’s managing general partner. On June 21, 2017, Cantor pledged 10,000,000 shares of our Class A common stock in connection with a partner loan program. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of September 30, 2018, Cantor and CFGM held 34,848,107 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing, together with our Class A common stock held by Cantor and CFGM, approximately 56.0% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through September 30, 2018, Cantor has distributed to its current and former partners an aggregate of 20,836,626 shares of BGC Class A common stock, consisting of (i) 19,372,634 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,463,992 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of September 30, 2018, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,770,345 shares of BGC Class A common stock, consisting of 13,999,110 April 2008 distribution rights shares and 1,771,235 February 2012 distribution rights shares.

We received shares of Newmark in connection with the Separation, and Newmark completed the Newmark IPO on December 19, 2017. As of September 30, 2018, we held 115,593,786 shares of Newmark’s Class A common stock, representing approximately 83.2% of Newmark’s outstanding Class A common stock. In addition, as of September 30, 2018, we held 15,840,049 shares of Newmark’s Class B common stock, representing all of the outstanding shares of Newmark’s Class B common stock. The remaining shares of Newmark’s Class A common stock are held by the public.

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

As of September 30, 2018, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests consisting of 328,359,946 units and 328,359,946 units, representing approximately 66.2% and 66.2% of the outstanding BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests consisting of 167,728,914 units and 167,728,914 units, representing approximately 33.8% and 33.8% of the outstanding BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, respectively.

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

As of September 30, 2018, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 103,643,250 limited partnership units, 11,722,700 founding partner units and 52,362,964 Cantor units.

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

Cantor units in BGC Holdings are generally exchangeable, when paired with 0.4640 (immediately following the close of the third quarter of 2018) of a Newmark Holdings Cantor unit, for up to  34,649,693 shares of our Class B common stock (or, at Cantor’s option or if there are no such additional authorized but unissued shares of our Class B common stock, our Class A common stock) subject to adjustments. Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable BGC Holdings founding partner units owned by persons who were previously Cantor partners prior to our 2008 acquisition of the BGC business from Cantor. Cantor has exercised this right from time to time.

As of September 30, 2018, there were 1,178,869 FPUs and 535,849 FPUs remaining which BGC Holdings and Newmark Holdings, respectively, had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of September 30, 2018, there were 22,634,496 such units granted and outstanding in BGC Holdings.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange 11,039,011 shares of BGC Class A common stock owned by them as of September 30, 2018 for the same number of shares of BGC Class B common stock. Cantor would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by it for shares of BGC Class B common stock, up to  34,649,693 shares of BGC Class B common stock.

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

Since January 1, 2018, BGC has sold an aggregate of 15,364,556 newly-issued Class A common shares under the March 2018 Sales Agreement for net proceeds of $187.7 million.

As of September 30, 2018, BGC Partners and its operating subsidiaries owned 16.6 million limited partnership units in Newmark Holdings, primarily as a result of the Investment in Newmark, and 6.2 million limited partnership interests in Newmark OpCo.

The Distribution (Spin-off)

We have indicated that we intend to complete the necessary steps to achieve the spin-off by the end of 2018. Newmark recently obtained its own credit ratings from Fitch, S&P and Kroll. In addition, on October 4, 2018, Newmark withdrew $252.0 million of the cash pledged for the benefit of Fannie Mae, and repaid BGC $252.0 million of the outstanding borrowings under the Intercompany Credit Agreement. On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023, and used the proceeds to repay the remaining $134.0 million outstanding principal amount of the Converted Term Loan and the $112.5 million promissory note under the Intercompany Credit Agreement. On November 7, 2018, Newmark repaid the then remaining outstanding balance under the Intercompany Credit Agreement. Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note on the earlier of the spin-off date or December 5, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes.  Upon repayment of the 2019 Promissory Note, Newmark will have no further debt obligations owed to BGC.

The following diagram illustrates our organizational structure as of September 30, 2018, following the Separation and the Newmark IPO. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, Newmark, Newmark OpCo or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings and Newmark Holdings and the public’s interest in Newmark.* In addition, the diagram does not reflect the exchangeable preferred limited partnership units in Newmark OpCo held by The Royal Bank of Canada. Holders of the EPUs are not allocated any gains or losses for tax purposes and are not entitled to regular distributions. For additional information regarding the EPUs, please see the section titled “Exchangeable Preferred Partnership Units and Forward Contract” in Note 1—“Organization and Basis of Presentation” and the section titled “Exchangeable preferred Limited Partnership Units” in Note 2—“Limited Partnership Interests” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

STRUCTURE OF BGC PARTNERS, INC. FOLLOWING NEWMARK IPO

Public Stockholders of BGC Partners, Inc.
Cantor Fitzgerald
Public Stockholders of Newmark Group, Inc.
• Class A common stock (86.0% of economics and 44.0% of voting power of BGC Partners, Inc.
• 56.9% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (3.4% of economics and 1.7% of voting power of BGC Partners, Inc.) and Class B common stock (10.6% of economics and 54.3% of voting power of BGC Partners, Inc.)
• 9.2% indirect economic interest in BGC U.S. and BGC Global
• Limited Partnership Interests (31.2% of economics of BGC Holdings)
• 10.6% indirect economic interest in BGC U.S. and BGC Global
• Limited Partnership Interests (24.4% of economics of Newmark Holdings)
• 9.2% indirect economic interest in Newmark OpCo
• Class A common stock (15.1% of economics and 7.8% of voting power of Newmark Group Inc.)
• 9.0% indirect economic interest in Newmark OpCo
• Class A common stock (74.7% of economics and 38.9% of voting power of Newmark Group, Inc.)
• 100% Class B common stock (10.2% of economics and 53.3% of voting power)
• 50.8% indirect economic interest in Newmark OpCo
• Limited Partnership Interests (12.6% of economics of Newmark Holdings)
• Limited Partnership Interest 2.4% direct economic interest in Newmark OpCo
• 4.8% indirect economic interest in Newmark OpCo
BGC Partners, Inc.
Newmark Group, Inc.
Limited Partners/ Employees
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interest
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (68.8% of economics of BGC Holdings)
• 23.3% indirect economic interest in BGC U.S. and BGC Global
• Limited Partnership Interests (58.6% of economics of Newmark Holdings)
• 22.1% indirect economic interest in Newmark OpCo
• Limited Partnership Interest (66.2% of economics of BGC U.S.)
BGC Holdings
• Limited Partnership Interest (66.2% of economics of BGC Global)
• Limited Partnership Interest 59.9% of economics of Newmark OpCo)
• General Partner Interest (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interest (33.8% of economics of BGC U.S.)
• General Partner Interest (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interest (33.8% of economics of BGC Global)
BGC U.S. OpCo
BGC Global OpCo
• BGC OpCos own Limited Partnership Interest 4.4% of economics of Newmark Holdings
• 1.7% indirect economic interest in Newmark OpCo
Newmark Holdings
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interest (37.7% of economics of Newmark OpCo)
Newmark OpCo

*Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor converted all of its BGC Class B common stock into Class A common stock, Cantor would hold 14.0% of the voting power, and the public stockholders would hold 86.0% of the voting power (and Cantor’s indirect economic interests in BGC U.S. OpCo and BGC Global OpCo would remain unchanged). Similarly, shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if BGC converted all of its Newmark Class B common stock into Class A common stock, BGC would hold 84.9% of the voting power of Newmark, and the public stockholders would hold 15.1% of the voting power (and BGC’s indirect economic interests in Newmark OpCo would remain unchanged). For purposes of the diagram, Cantor’s percentage ownership also includes CFGM’s percentage ownership. The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of BGC Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 22,634,496 BGC Holdings Preferred Units and 7,633,558 Newmark Holdings Preferred Units granted and outstanding (see “Partnership Structure” herein); (c) 8,991,950 forfeited BGC Holdings limited partnership interests; (d) 4,156,742 forfeited Newmark Holdings limited partnership interests; and (e) 7,077,459 N Units in BGC Holdings and 2,677,514 N Units in Newmark Holdings outstanding. In addition, the diagram does not reflect the exchangeable preferred limited partnership units in Newmark OpCo (“EPUs”) held by RBC. Holders of the EPUs are not allocated any gains or losses for tax purposes and are not entitled to regular distributions.  See Note 1—“Organization and Basis of Presentation,” to our unaudited condensed consolidated financial statements for further details on our regulatory requirements.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2018 through September 30, 2018 as follows: (a) an aggregate of 20,538,197 limited partnership units granted by BGC Holdings; (b) 17,224,515 shares of Class A common stock sold by us under the April 2017 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-214772); (c) 15,364,556 shares of Class A common stock sold by us under the March 2018 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-223550), but not the remaining $108.4 million of stock remaining for sale by us under such sales agreement; (d) 464,019 shares of Class A common stock issued for vested restricted stock units; (e) 1,083,150 shares issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 7,869,140 shares remaining available for issuance by us under such Registration Statement; (f) 64,299 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,594,075 shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); and (g) 11,942 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 971,318 shares remaining available for sale by selling stockholders under such Registration Statement.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2018 through September 30, 2018 as follows: (a) BGC Partners and its operating subsidiaries’ purchase of 16,606,726 limited partnership units in Newmark Holdings (through the Investment in Newmark); (b) an aggregate of 14,970,716 limited partnership units granted by Newmark Holdings; and (c) 327,746 shares of Class A common stock issued for deferred compensation.

Structure of BGC Following the Distribution (Spin-off)

We have advised Newmark that we currently expect to pursue a distribution, or spin-off, to our stockholders of all of the Class A and Class B shares of Newmark common stock that we then own in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes. As currently contemplated, shares of Newmark Class A common stock held by us would be distributed to the holders of shares of our Class A common stock, and shares of Newmark Class B common stock held by us would be distributed to the holders of shares of our Class B common stock. Although the spin-off is subject to certain conditions, BGC Partners has advised that it expects to announce the record date for the distribution shortly after the completion of Newmark’s refinancing of debt owed to BGC Partners, which was successfully completed on November 6, 2018. BGC Partners expects to complete the spin-off in a reasonable time thereafter, but no later than the end of 2018. The determination of whether, when and how to proceed with any such distribution is entirely within the discretion of BGC.

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

Assumption and Repayment of Indebtedness

In connection with the Separation and prior to the closing of the Newmark IPO, Newmark assumed from us the Term Loan and the Converted Term Loan. Newmark OpCo also assumed from BGC U.S. OpCo the BGC Notes. Newmark contributed all of the net proceeds of Newmark IPO to Newmark OpCo in exchange for a number of units representing Newmark OpCo limited partnership interests equal to the number of shares issued by Newmark in the Newmark IPO. Newmark OpCo used all of such net proceeds to partially repay intercompany indebtedness owed by Newmark OpCo to Newmark in respect of the Term Loan (which intercompany indebtedness was originally issued by BGC U.S. OpCo and was assumed by Newmark OpCo in connection with the Separation). Newmark used all of such repayment from Newmark OpCo to partially repay the Term Loan. The Term Loan had a maturity date of September 8, 2019, and was repaid in full on March 9, 2018. Pursuant to the Term Loan, in the event that any member of the Newmark group received net proceeds from the incurrence of indebtedness for borrowed money or an equity issuance (in each case subject to certain exceptions), Newmark OpCo was obligated to use such net proceeds to repay the remaining intercompany indebtedness owed by Newmark OpCo to Newmark in respect of the Term Loan (which in turn Newmark were obligated to the remaining amount outstanding on the Term Loan), and thereafter, to repay the remaining intercompany indebtedness owed by Newmark OpCo to Newmark in respect of the Converted Term Loan (which in turn Newmark will use to repay the remaining amount outstanding on the Converted Term Loan). On June 19, 2018, Newmark OpCo repaid approximately $153 million of the outstanding principal amount under the Converted Term Loan, which amount then became available for BGC Partners to draw upon under its Revolving Credit Facility. As of September 30, 2018, there were $125.0 million of borrowings outstanding under the Revolving Credit Facility. As of September 30, 2018, there were $134.0 million of borrowings outstanding under the Converted Term Loan. Following the repayment of the Term Loan and the Converted Term Loan, in the event that any member of the Newmark group receives net proceeds from the incurrence of indebtedness for borrowed money (subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the BGC Notes. In addition, Newmark will be obligated to repay any remaining amounts under the BGC Notes prior to the spin-off.

On March 19, 2018, Newmark and BGC Partners entered into an Intercompany Credit Agreement and on the same date, Newmark borrowed $150.0 million from BGC Partners pursuant to the facilities under the Intercompany Credit Agreement at a rate of LIBOR plus 3.25%, which may be adjusted based on the higher of BGC’s or Newmark’s short-term borrowing rate then in effect. As of September 30, 2018, Newmark’s borrowings under the Intercompany Credit Agreement included $270.0 million which bore an interest rate of 5.41% and $112.5 million which bore an interest rate of 6.5%. On October 4, 2018, Newmark withdrew $252.0 million of the cash pledged for the benefit of Fannie Mae, and repaid BGC $252.0 million of the outstanding borrowings under the Intercompany Credit Agreement. In addition, on November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan and the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes. On November 7, 2018, Newmark repaid the then remaining outstanding balance under the Intercompany Credit Agreement. Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note on the earlier of the spin-off date or December 5, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes. Upon repayment of the 2019 Promissory Note, Newmark will have no further debt obligations owed to BGC.

BGC March 2018 Investment in Newmark

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16,606,726 newly issued exchangeable limited partnership units of Newmark Holdings for an aggregate investment of approximately $242.0 million. The price per unit was based on the $14.57 closing price of our Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These units are exchangeable, at BGC Partners’ discretion, into either shares of our Class A common stock or our Class B common stock. Following such issuance, BGC Partners owned 83.4% of our 138.6 million shares of Class A common stock issued and outstanding on March 7, 2018 and 100% of our 15.8 million issued and outstanding shares of Class B common stock. Including the newly issued exchangeable limited partnership units of Newmark Holdings, BGC group owned 59.2% of the 253.0 million fully diluted shares of Newmark outstanding on March 7, 2018. The balance of our fully diluted share count was owned by the public, Cantor, partners of Newmark Holdings, and employees. Because Newmark limited partnership units are not entitled to a vote until they are exchanged for Newmark common stock, BGC group’s voting power with respect to Newmark did not change as a result of the March 7, 2018 investment. If BGC group were to exchange such units into shares of our Class B common stock, BGC group would have 95.0% of our total voting power as of September 30, 2018 (or 92.7% if BGC group were to exchange such units into shares of our Class A common stock).

The Newmark Distribution (Spin-off)

We have advised Newmark that we currently expect to pursue a distribution, or spin-off, to our stockholders of all of the shares of Newmark’s common stock that we then own in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes. As currently contemplated, shares of Newmark’s Class A common stock held by us would be distributed to the holders of shares of our Class A common stock and shares of Newmark’s Class B common stock held by us would be distributed to the holders of shares of our Class B common stock (which are currently Cantor and another entity controlled by Mr. Lutnick). Although the spin-

off is subject to certain conditions, BGC Partners has advised that it expects to announce the record date for the distribution shortly after the completion of Newmark’s refinancing of debt owed to BGC Partners, which was successfully completed on November 6, 2018. BGC Partners expects to complete the spin-off in a reasonable time thereafter, but no later than the end of 2018. The determination of whether, when and how to proceed with the spin-off is entirely within our discretion.

Structure of Newmark Following the Separation and Newmark IPO

As of September 30, 2018, there were 138,938,972 shares of Newmark’s Class A common stock issued and outstanding. BGC Partners held 115,593,786 shares of Newmark’s Class A common stock, representing approximately 83.2% of Newmark’s outstanding Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of Newmark stockholders. In addition, BGC Partners held 15,840,049 shares of Newmark’s Class B common stock, representing all of the outstanding shares of Newmark’s Class B common stock. Together, the shares of Class A common stock and Class B common stock held by BGC Partners represented approximately 92.1% of Newmark’s total voting power. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of Newmark stockholders, each share of Class B common stock is entitled to 10 votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of Newmark stockholders. We expect Newmark to retain its dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of such Class B common stock into shares of Class A common stock. Newmark’s certificate of incorporation does not provide for automatic conversion of shares of Class B common stock into shares of Class A common stock upon the occurrence of any event.

Newmark holds the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle Newmark to remove and appoint the general partner of Newmark Holdings, and serve as the general partner of Newmark Holdings, which entitles Newmark to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby Newmark) to control Newmark OpCo. In addition, as of September 30, 2018, Newmark directly held Newmark OpCo limited partnership interests consisting of approximately 154,779,022 units representing approximately 59.9% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). Newmark is a holding company that will hold these interests, serve as the general partner of Newmark Holdings and, through Newmark Holdings, act as the general partner of Newmark OpCo. As a result of Newmark’s ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, Newmark will consolidate Newmark OpCo’s results, and we will consolidate Newmark’s results, for financial reporting purposes.

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

As of September 30, 2018, 5,322,331 Newmark founding partner interests were outstanding. These founding partner interests were issued in the Separation to holders of BGC Holdings founding partner interests, who received such founding partner interests in connection with our acquisition of the BGC business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding partners are not exchangeable with Newmark unless (1) Cantor acquires such interests from Newmark Holdings upon termination or bankruptcy of the founding partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with Newmark for Newmark’s Class A common stock or Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding partners with Newmark for Newmark’s Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark’s Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustments as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding partner interests are exchangeable with Newmark for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark’s Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustments as set forth in the Separation and Distribution Agreement). Once a Newmark Holdings founding partner interest becomes exchangeable, such founding partner interest is automatically exchanged upon a termination or bankruptcy (x) with BGC Partners for Class A common stock of BGC Partners (after also providing the requisite portion of BGC Holdings founding partner interests) if the termination or bankruptcy occurs prior to the Distribution and (y) in all other cases, with us for Newmark’s Class A common stock.

Further, Newmark provides exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of September 30, 2018, 97,613,590 Newmark Holdings limited partnership units were outstanding (including founding partner interests and working partner interests, and units held by Cantor and BGC partners (including through its operating subsidiaries)). Limited partnership units will be only exchangeable with Newmark in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in its sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

Notwithstanding the foregoing, prior to the Newmark Distribution (or spin-off), without our prior consent, no Newmark Holdings limited partnership interests shall be exchangeable into shares of Newmark Class A common stock or Class B common stock. Prior to the spin-off, unless otherwise agreed by us, in order for a partner to exchange an exchangeable limited partnership interest in BGC Holdings or Newmark Holdings into a share of BGC common stock, such partner must exchange both one BGC Holdings exchangeable unit and a number of a Newmark Holdings exchangeable unit equal to the distribution ratio (which is 0.4640 immediately following the close of the third quarter 2018), divided by the exchange ratio, in order to receive one share of BGC Partners common stock. Prior to the spin-off, to the extent that BGC receives any Newmark OpCo units as a result of any exchange of Newmark Holdings exchangeable unit as described in the immediately preceding sentence or as a result of any contribution by BGC to Newmark OpCo or purchase by BGC of Newmark OpCo units, then, in each case, BGC will contribute such Newmark OpCo units to Newmark in exchange for a number of shares of Newmark common stock equal to the number of such Newmark OpCo units multiplied by the exchange ratio (with the class of shares of our common stock corresponding to the class of shares of common stock that BGC issued upon such exchange). As of September 30, 2018, BGC owned 6,176,014 Newmark OpCo units.

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

The following diagram illustrates the ownership structure of Newmark as of September 30, 2018. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo, BGC, BGC OpCos or Cantor: the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the exchangeable preferred limited partnership units in Newmark OpCo held by The Royal Bank of Canada. Holders of the EPUs are not allocated any gains or losses for tax purposes and are not entitled to regular distributions. For additional information regarding the EPUs, please see the section titled “Exchangeable Preferred Partnership Units and Forward Contract” in Note 1—“Organization and Basis of Presentation” and the section titled “Exchangeable preferred Limited Partnership Units” in Note 2—“Limited Partnership Interests” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Structure of Newmark Following the Distribution (Spin-off)

We have advised Newmark that we currently expect to pursue a distribution, or spin-off, to our stockholders of all of the Class A and Class B shares of Newmark common stock that we then own in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes. As currently contemplated, shares of Newmark Class A common stock held by us would be distributed to the holders of shares of our Class A common stock, and shares of Newmark Class B common stock held by us would be distributed to the holders of shares of our Class B common stock (which are currently Cantor and another entity controlled by Mr. Lutnick). Although the spin-off is subject to certain conditions, BGC Partners has advised that it expects to announce the record date for the distribution shortly after the completion of Newmark’s refinancing of debt owed to BGC Partners, which was successfully completed on November 6, 2018. BGC Partners expects to complete the spin-off in a reasonable time thereafter, but no later than the end of 2018. The determination of whether, when and how to proceed with any such distribution is entirely within the discretion of BGC.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $152.5 million as of September 30, 2018. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 9—“Marketable Securities” and Note 12—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar weakening against both the British Pound and the Euro. If as of September 30, 2018, the U.S. Dollar had weakened against both the British Pound and the Euro by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $1.0 million.

Interest Rate Risk

BGC Partners had $1,065.6 million in fixed-rate debt outstanding as of September 30, 2018. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of September 30, 2018 and 2017 was 226 basis points and 124 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by approximately $11.7 million based on our escrow balance as of September 30, 2018 compared to $10.8 million based on our escrow balance as of September 30, 2017. A decrease in 30-day LIBOR to zero would decrease our annual earnings by approximately $11.7 million based on the escrow balance as of September 30, 2018 compared to $10.8 million based on our escrow balance as of September 30, 2017.

We use warehouse facilities, borrowings from related parties, and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual net interest income by approximately $11.3 million based on our outstanding balances as of September 30, 2018 compared to $6.6 million based on our outstanding balances as of September 30, 2017. A 100-basis point decrease in 30-day LIBOR would increase our annual earnings by approximately $11.3 million based on our outstanding warehouse balance as of September 30, 2018 compared to $6.6 million as of September 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of September 30, 2018. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

During the three months ending September 30, 2018, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 23—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the paragraph entitled “Derivative Suit” included in Part I Item 2 of this Quarterly Report on Form 10-Q, Management’s  Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

Our indebtedness, which at September 30, 2018 was $1,408.0 million, may have important, adverse consequences to us and our investors, including:

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

In our Real Estate Services business, we require a significant amount of short-term funding capacity for loans we originate through Berkeley Point. As of September 30, 2018, Berkeley Point had $1,650.0 million of committed loan funding available through three commercial banks and an uncommitted $325.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, Berkeley Point’s existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing, which we may be unable to find on favorable terms, or at all, and, in such event, we might not be able to originate loans, which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

As of September 30, 2018, BGC Partner’s public long-term credit ratings were BBB- and the associated outlooks were stable from both Fitch Ratings Inc. and Standard & Poor’s. Newmark received its initial long-term credit ratings and associated outlooks in October 2018. Newmark’s long-term credit ratings from both Fitch Ratings Inc. and Kroll Bond Rating Agency are BBB- and the associated outlooks are stable. Newmark’s long-term credit rating from Standard & Poor’s is BB+ with an associated outlook of stable. Although we have taken steps in recent months to strengthen our balance sheet and improve our credit ratios, no assurance can be given that the credit ratings will remain stable. Although the spin-off is subject to certain conditions, BGC Partners has advised that it expects to complete the spin-off in a reasonable time following the refinancing of debt owed to BGC Partners, but no later than the end of 2018. On November 6, 2018, Newmark closed its offering of $550 million aggregate principal amount of its 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). The 6.125% Senior Notes were priced at 98.937% to yield 6.375%. The 6.125% Senior Notes, which were priced on November 1, 2018, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan and the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes. On November 7, 2018, Newmark repaid the then remaining outstanding balance under the Intercompany Credit Agreement. Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note on the earlier of the spin-off date or December 5, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes.  Upon repayment of the 2019 Promissory Note, Newmark will have no further debt obligations owed to BGC. See Note 31—“Subsequent Events” in our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information. These repayments are necessary for the spin-off to be tax-free.

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

The information required by this item is set forth under the heading “Newmark Separation, Initial Public Offering, and Proposed Spin-Off” included in Part I Item 2 of this Quarterly Report on Form 10-Q Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

ITEM 6.EXHIBITS

The exhibit index set forth below is incorporated by reference in response to this ITEM 6.

Exhibit Number	Exhibit Title

4.1

Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Newmark Group, Inc. with the SEC on November 8, 2018)

4.2

First Supplemental Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Newmark Group, Inc. with the SEC on November 8, 2018)

4.3	Form of Newmark Group, Inc. 6.125% Senior Notes due 2023 (included in Exhibit 4.2)

10.1

Variable Postpaid Forward Transaction Supplemental Confirmation Agreement by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.2

Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.3

2018-2 Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.4

Registration Rights Agreement, dated November 6, 2018, between Newmark Group, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Newmark Group, Inc. with the SEC on November 8, 2018)

10.5

Amendment No. 1, dated November 8, 2018, to the Separation and Distribution Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P., Newmark Partners, L.P., Cantor Fitzgerald, L.P., and BGC Global Holdings, L.P.

10.6	Amendment No. 1, dated November 8, 2018, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2018 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / Steven R. McMurray
Name:	Steven R. McMurray
Title:	Chief Financial Officer

Date: November 8, 2018

[Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2018 dated November 8, 2018.]