Form 10-K
period 2018-12-31
BGC Partners, Inc.
filed 2019-03-01
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2018 as reported on NASDAQ, was approximately $1,979,431,694.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2019
Class A Common Stock, par value $0.01 per share	291,835,553 shares
Class B Common Stock, par value $0.01 per share	45,884,380 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K

BGC Partners, Inc.

2018 FORM 10-K ANNUAL REPORT

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•

market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets, impact of significant changes in interest rates and our ability to access the capital markets;

•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•the effect of industry concentration and reorganization, reduction of customers, and consolidation;
•liquidity, regulatory, and clearing capital requirements and the impact of credit market events;
•

our relationships and transactions with Cantor Fitzgerald, L.P. and its affiliates, which we refer to as “Cantor,” including Cantor Fitzgerald & Co., which we refer to as “CF&Co,”  and Cantor Commercial Real Estate Company, L.P., which we refer to as “CCRE,” any related conflicts of interest or litigation, any impact of Cantor’s results on our credit ratings and associated outlooks, any loans to or from us or Cantor, CF&Co’s acting as our sales agent or underwriter under our controlled equity or other offerings, Cantor’s holdings of our debt securities, CF&Co’s acting as a market maker in our debt securities, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;

•	risks associated with the integration of acquired businesses with our other businesses;
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the nature, timing and consequences of the United Kingdom (“U.K”)’s exit from the European Union (“EU”) following the referendum and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries, political and labor unrest in France, the impact of the U.S. government shutdown, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including recent hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•

the effect on our businesses, our clients, the markets in which we operate, and the economy in general of recent changes in the U.S. and foreign tax and other laws, potential policy and regulatory changes from the new government in Mexico, shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies and impasses;

•

the effect on our businesses of changes in interest rates, worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

•

extensive regulation of our businesses and customers, changes in regulations relating to financial services companies and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•

factors related to specific transactions or series of transactions, including credit, performance, and principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•

the effect on our businesses of the recently completed pro rata distribution (the “Spin-Off”) to our stockholders of all of the shares of common stock of our publicly traded subsidiary, Newmark Group, Inc. (“Newmark”) owned by us as of immediately prior to the effective time of the Spin-Off;

•

costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment and other litigation and their related costs, including judgments or settlements paid and the impact thereof on our financial results and cash flows in any given period;

•

certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage and the need for short- or long-term borrowings, including from Cantor, the ability of us to refinance our indebtedness, or other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support our ongoing business needs, on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in our credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;

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

•

the impact of the Spin-Off and related transactions, our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, , the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;

•our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals;
•our ability to expand the use of technology for hybrid and fully electronic trading in our product and service offerings;
•our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;

•the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•information technology risks, including capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cyber-security risks and incidents, compliance with regulations requiring data minimization and protection and preservation of records of access and transfers of data, privacy risk and exposure to potential liability and regulatory focus;

•the fact that the prices at which shares of our Class A common stock are sold in one or more of our controlled equity offerings or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, L.P., which we refer to as “BGC Holdings,” or other equity interests in us or any of our other subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•the effect on the market for and trading price of our Class A common stock and of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in us or in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on BGC Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our outstanding debt or other securities, share sales and stock pledge, stock loan, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our Class B common stock and our other convertible securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

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

Throughout this document, BGC Partners, Inc. is referred to as “BGC” and, together with its subsidiaries, as the “Company,” “BGC Partners,” “we,” “us,” or “our.”

Our Businesses

We are a leading global brokerage and financial technology company servicing the global financial markets through our Financial Services businesses. Through brands including BGC®, GFI®, Sunrise Brokers™, Besso®, Ed. ®, Poten & Partners™ and R.P. Martin™, among others, we specialize in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. We also provide a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post-trade, information, and other back-office services to a broad range of financial and non-financial institutions. Our integrated platforms are designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enable them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our electronic brands including Fenics®, BGC Trader™, CreditMatch®, Fenics Market Data™, BGC Market Data™, kACE2®, EMBonds®, Capitalab®, Swaptioniser®, CBID® and Lucera®, we offer fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

Until November 30, 2018 (the “Distribution Date”), we operated in two segments, Financial Services and Real Estate Services. For purposes of this 2018 Annual Report on Form 10-K, our Financial Services business is described below and our Real Estate Services business is described at the end of this Item 1 in a section entitled “Newmark Real Estate Services Business (Discontinued Operations).”

On the Distribution Date, we completed our previously announced pro-rata distribution (the “Spin-Off”) to our stockholders of all of the shares of common stock of our publicly traded subsidiary, Newmark Group, Inc. (“Newmark”), which operated our Real Estate Services businesses, owned by us as of immediately prior to the effective time of the Spin-Off.  Following the Spin-Off, we ceased to be Newmark’s controlling stockholder, and we and our subsidiaries no longer held any shares of Newmark’s common stock or other equity interests in Newmark or its subsidiaries. Following the Spin-Off, we have been operating our business solely in one segment.

BGC, BGC Partners, BGC Trader, GFI, CreditMatch, Fenics, Fenics.com, Sunrise Brokers, Besso, Ed., Poten & Partners, R. P. Martin, kACE2, EMBonds, Capitalab, Swaptioniser, CBID and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, investment firms, and prior to the Spin-Off, property owners and real estate developers. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Beijing, Bogotá, Buenos Aires, Chicago, Copenhagen, Dubai, Dublin, Geneva, Hong Kong, Istanbul, Johannesburg, Madrid, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo and Toronto. Prior to the Spin-Off on November 30, 2018, we had offices in Atlanta, Boston, Charlotte, Dallas, Denver, Houston, Los Angeles, Miami, Philadelphia, San Francisco, Santa Clara, and Washington, D.C.

As of December 31, 2018, we had over 2,600 brokers, salespeople, managers and other front-office personnel across our businesses.

Our History

Our Financial Services business originates from one of the oldest and most established inter-dealer or wholesale brokerage franchises in the financial intermediary industry. Cantor started our wholesale intermediary brokerage operations in 1972. In 1996, Cantor launched its eSpeed system, which revolutionized the way government bonds are traded in the inter-dealer market by providing a fully electronic trading marketplace. eSpeed, Inc. (“eSpeed”) completed an initial public offering in 1999 and began trading on NASDAQ, yet it remained one of Cantor’s controlled subsidiaries. Following eSpeed’s initial public offering, Cantor continued to operate its inter-dealer voice/hybrid brokerage business separately from eSpeed. In August 2004, Cantor announced the reorganization and separation of its inter-dealer voice/hybrid brokerage business into a subsidiary called “BGC,” in honor of B. Gerald Cantor, the pioneer in screen brokerage services and fixed income market data products. In April 2008, BGC and certain other Cantor assets merged with and into eSpeed, and the combined company began operating under the name “BGC Partners, Inc.” In June 2013, BGC sold certain assets relating to its U.S. Treasury benchmark business and the name “eSpeed” to Nasdaq, Inc. (“Nasdaq,” formerly known as “NASDAQ OMX Group, Inc.”) (see “Nasdaq Transaction and Nasdaq Monetization”).

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

Since the formation of BGC in 2004, we have substantially rebuilt our U.S. presence and have continued to expand our global footprint through the acquisition and integration of established brokerage companies and the hiring of experienced brokers. Through these actions, we have been able to expand our presence in key markets and position our Financial Services business for sustained growth. Since 2015, our Financial Services acquisitions have included those of GFI Group, Inc. (“GFI”), Sunrise Brokers Group, Poten & Partners Group, Inc., Ed Broking Group Limited, Perimeter Markets Inc, Lucera, Micromega Securities Proprietary Limited, and Besso Insurance Group Limited.

Newmark was founded in 1929 with an emphasis on New York-based investor and owner services such as tenant and agency leasing. We acquired Newmark & Company Real Estate, Inc. in 2011, and since the acquisition, Newmark has embarked on a rapid expansion throughout North America across all critical business lines in the real estate services and product sectors.

Newmark IPO, Separation Transaction and Spin-Off.

On December 13, 2017, prior to the Newmark IPO (defined below), pursuant to the Separation and Distribution Agreement (defined below), we transferred substantially all of the assets and labilities relating to our Real Estate Services business to Newmark. In connection with the Separation (defined below), Newmark assumed certain indebtedness and made a proportional distribution of interests in Newmark Holdings, L.P. (“Newmark Holdings”) to holders of interests in BGC Holdings.

In December 2017, Newmark completed its initial public offering (the “Newmark IPO”) of an aggregate of 23 million shares of its Class A common stock, par value $0.01 per share (the “Class A common stock”). Prior to the Newmark IPO, Newmark was our wholly owned subsidiary.

On November 30, 2018, we completed our distribution of all of the shares of Class A and Class B common stock, par value $0.01 per share (the “Class B common stock”) of Newmark held by us to our stockholders as of the close of business on November 23, 2018 through a special pro-rata stock dividend pursuant to which shares of Newmark’s Class A common stock held by BGC were distributed to holders of the Class A common stock of BGC and shares of Newmark’s Class B common stock held by BGC were distributed to holders of the Class B common stock of BGC (which holders of Class B common stock of BGC were Cantor and another entity controlled by our CEO, Howard W. Lutnick). Following the Spin-Off, BGC no longer holds any shares of Newmark.

For more information about these transactions, see Note 1—“Organization and Basis of Presentation” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Environment – Newmark IPO, Separation Transaction and Spin-Off” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Environment.”

GFI Transaction

In early 2016, we completed our merger with GFI and now own 100% of GFI’s outstanding shares following a tender offer in 2015.  GFI is a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets. GFI serves institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes.

Overview of Our Products and Services

Financial Services (including Fenics)

Financial Brokerage

We are focused on serving four principal financial brokerage markets:

•	traditional, liquid brokerage markets, such as government bonds, over the counter (OTC) European and U.S. interest rate, foreign exchange, and energy derivatives, as well as listed futures;
•	less liquid markets, such as emerging market bonds and single name credit derivatives;
•	targeted local markets throughout the world; and
•	wholesale insurance brokerage.

We provide electronic marketplaces in multiple financial markets through numerous products and services, including Fenics, BGC Trader, and several multi-asset hybrid offerings for voice and electronic execution, including BGC’s Volume Match and GFI’s CreditMatch. These electronic marketplaces include government bond markets, interest rate derivatives, spot foreign exchange, foreign exchange derivatives, corporate bonds, and credit derivatives. We believe that we offer a comprehensive application providing volume, access, speed of execution and ease of use. Our trading platform establishes a direct link between our brokers and customers and occupies valuable real estate on traders’ desktops, which is difficult to replicate. We believe that we can leverage our platform to offer fully electronic trading as additional products transition from voice and hybrid trading to fully electronic execution.

For the purposes of this document and subsequent SEC filings, all of our fully electronic businesses are referred to as “Fenics.”  These offerings include fully electronic brokerage products, as well as offerings in market data, software solutions, and post-trade services across both BGC and GFI. We have leveraged our hybrid platform to provide real-time product and pricing information through applications such as BGC Trader. We also provide straight-through processing to our customers for an increasing number of products. Our end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems. Customers can access our trading application through our privately managed global high speed data network, over the Internet, or through third-party communication networks.

The following table identifies some of the key Financial Services products that we broker:

Rates	Interest rate derivatives

Benchmark U.S. Treasuries

Off-the-run U.S. Treasuries

Other global government bonds

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

Shipping brokerage

Equities, Insurance, and Other	Equity derivatives

Cash equities

Index futures

Other derivatives and futures

Insurance brokerage

Certain categories of trades settle for clearing purposes with CF&Co, one of our affiliates. CF&Co is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Fixed Income Clearing Corporation (“FICC”), a subsidiary of the Depository Trust & Clearing Corporation. In addition, certain affiliated entities are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”), including CF&Co and BGC Financial, L.P. (“BGC Financial” or “BGCF”). We, CF&Co, BGC Financial and other affiliates act in a matched principal or principal capacity in markets by posting and/or acting upon quotes for our account. Such activity is intended, among other things, to assist us, CF&Co and other affiliates in managing proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow. Similarly, when framing a market in a “name passing” marketplace, we and our affiliates may post quotations that we believe reflect contemporaneous and/or anticipated potential market interest in an effort to facilitate liquidity for market participants on our respective platforms. We and our affiliates use commercially reasonable efforts to find a counterparty for any resulting transactions, at the customary minimum size level for that market.

Market Data

Fenics Market Data is a supplier of real-time, tradable, indicative, end-of-day and historical market data. Our market data product suite includes fixed income, interest rate derivatives, credit derivatives, foreign exchange, foreign exchange options, money markets, energy, metals, and equity derivatives and structured market data products and services. The data are sourced from the voice, hybrid and electronic broking operations, as well as the market data operations, including BGC, GFI and RP Martin, among others. The data are made available to financial professionals, research analysts and other market participants via direct data feeds and BGC-hosted FTP environments, as well as via information vendors such as Bloomberg, Refinitiv, ICE Data Services, QUICK Corp., and other select specialist vendors.

Software Solutions and Post-Trade Services

Through our Software Solutions business, we provide customized screen-based market solutions to both related and unrelated parties. Our clients are able to develop a marketplace, trade with their customers and access our network and our intellectual property. We can add advanced functionality to enable our customers to distribute branded products to their customers through online offerings and auctions, including private and reverse auctions, via our trading platform and global network.

We offer a derivative price discovery, pricing analysis, risk management and trading software used by nearly 2,000 users globally at mid-tier banks, financial institutions and corporate clients. During the fourth quarter of 2016, we released our Fenics Trading Solutions™ platform, designed to enable our clients to better manage their trade flows and facilitate liquidity management, price making and distribution. During the first half of 2018, we fully integrated Fenics software and the recently purchased Kalahari software to form kACE, our new analytics brand.

Our Software Solutions business provides the software and technology infrastructure for the transactional and technology related elements of the Freedom International Brokerage Company marketplace as well as certain other services in exchange for specified percentages of transaction revenue from the marketplace.

As part of our Software Solutions business, using our Lucera® brand we deliver technology solutions designed to be performant, secure and scalable and to power demanding financial applications across several offerings: LumeFX® (distributed FX platform with managed infrastructure and software stack), Connect™ (global SDN for rapid provisioning of connectivity to counter-parties), and Compute™ (on-demand, co-located compute services in key financial data centers).

Our Post-Trade Services include post-trade risk mitigation services provided using our Capitalab brand. Capitalab, a division of BGC Brokers L.P. (“BGC Brokers”), provides compression services that are designed to bring greater capital and operational efficiency to the global derivatives market. It assists clients in managing the growing cost of holding derivatives, while helping them to meet their regulatory mandates. Through the Swaptioniser® service for portfolio compression of Interest Rate Swaptions, Interest Rate Swaps, Caps and Floors and FX Options, as well as Initial Margin Optimization service and fully automated trade processing, Capitalab looks to simplify the complexities of managing large quantities of derivatives to promote sustainable growth and lower systemic risk and to improve resiliency in the industry.

Aqua Business

In October 2007, we spun off our former eSpeed Equities Direct business to form Aqua Securities, L.P. (“Aqua”), a business owned 51% by Cantor and 49% by us. Aqua’s purpose is to provide access to new block trading liquidity in the equities markets. The SEC has granted approval for Aqua to operate an Alternative Trading System in compliance with Regulation ATS.

Insurance Brokerage

In February 2017, we completed the acquisition of Besso Insurance Group Limited (“Besso”) and in January 2019, we completed the acquisition of Ed Broking Group Limited (“Ed”), an independent Lloyd’s of London insurance broker. Through Besso and Ed, our insurance brokerage business has a strong reputation across Accident and Health, Aerospace, Cargo, Energy, Financial and Political Risk, Marine, Professional and Executive Risk, Property and Casualty, Aviation, Specialty and Reinsurance.

Shipping Brokerage

In November 2018, we acquired Poten & Partners, a ship brokerage, consulting and business intelligence firm specializing in liquefied natural gas, tanker, and liquefied petroleum gas markets.

Financial Services Industry Recognition

Our Financial Services business has consistently won global industry awards and accolades in recognition of its performance and achievements. Recent examples include:

•	In 2018, BGC was ranked #1 in foreign exchange products (all votes combined for swaps, forwards, options and other foreign exchange products) by Risk Magazine;
•	In 2018, Sunrise was ranked #1 for OTC single-stock equity options for U.S., Europe and Asia; for equity and exotic index options; and for Delta One by Risk Magazine;
•	In 2018, GFI was ranked #1 for overall natural gas and coal in the Energy Risk Commodity Rankings;
•	BGC was the IDB of the year at the FOW Awards in 2018;
•	Capitalab was named Compression Service of the Year by GlobalCapital in their Global Derivatives Awards in 2018;
•	kACE won the Best Vendor for risk management/ options pricing software at the FX Week Best Bank Awards in 2018;
•	In 2018, kACE won the Best e-FX software provider at the FX Week e-FX Awards;
•	In 2017, Sunrise Brokers was ranked as the #1 Equity Products Broker globally by Risk Magazine for the 11th consecutive year and as the #1 Equity Exotic Derivatives broker for the 15th year;
•

In 2017, BGC was ranked as the #1 Interest rate – inflation swaps broker (U.S. dollar and euro) globally and #1 Interest rate – inflation options broker (U.S. dollar, euro, and sterling) by Risk Magazine;

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

Customers and Clients

We primarily serve the wholesale financial, energy, insurance, and/or inter-dealer brokerage markets, with clients, including many of the world’s largest banks, that regularly trade in capital markets, brokerage houses, investment firms, hedge funds, and investment banks. Customers using our branded products and services also include professional trading firms, futures commission merchants, and other professional market participants and financial institutions. Our market data products and services are available through many platforms and are available to a wide variety of capital market participants, including banks, investment banks, brokerage firms, asset managers, hedge funds, investment analysts and financial advisors. We also license our intellectual property portfolio and offerings in Software Solutions to various financial markets participants. For the year ended December 31, 2018, our top ten Financial Services customers, collectively, accounted for approximately 34.6% of our total revenue on a consolidated basis, and our largest customer accounted for approximately 4.8% of our total revenue on a consolidated basis.

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

Inter-Dealer and Wholesale Trading Technology. We utilize a sophisticated proprietary electronic trading platform to provide execution and market data services to our customers. The services are available through our proprietary API, FIX and a multi-asset proprietary trading platform, operating under brands including BGC Trader™, CreditMatch®, Fenics®, GFI ForexMatch®, BGCForex™, BGCCredit™, BGCRates™, FenicsFX™ and FenicsUST™.  This platform presently supports a wide and constantly expanding range of products and services, which includes FX Options, corporate bonds, credit derivatives, OTC interest rate derivatives in multiple currencies, US REPO, TIPS, MBS, government bonds, spot FX, NDFs, and other products. Every product on the platform is supported in either view-only, hybrid/managed or fully electronic mode, and can be transitioned from one mode to the next in response to market demands. The flexible BGC technology stack is designed to support feature-rich work flows required by the hybrid mode as well as delivering high throughput and low transaction latency required by the fully-electronic mode. Trades executed by our customers in any mode are, when applicable, eligible for immediate electronic confirmation through direct straight-through processing (“STP”) links as well as STP hubs. The BGC trading platform services are operated out of several globally distributed data centers and delivered to customers over BGC’s global private network, third-party connectivity providers as well as the Internet. BGC’s proprietary graphical user interfaces and the API/FIX connectivity are deployed at hundreds of major banks and institutions and service thousands of users.

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

Systems Architecture. Our systems consist of layered components, which provide matching, credit management, market data distribution, position reporting, customer display and customer integration. The private network currently operates from six concurrent core data centers (three of which are in the U.K., one of which is in Trumbull, Connecticut, one of which is in Weehawken, New Jersey and one of which is in Secaucus, New Jersey) and seven hub cities throughout the world acting as distribution points for all private network customers. Our network hubs beyond the core data centers are in Chicago, Mexico City, Hong Kong, Săo Paolo, Singapore, Tokyo and Toronto. The redundant structure of our system provides multiple backup paths and re-routing of data transmission in the event of failure.

In addition to our own network system, we also receive and distribute secure trading information from customers using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global customers.

Software Development

We devote substantial efforts to the development and improvement of our hybrid and electronic marketplaces and licensed software products and services. We work with our customers to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing. As of December 31, 2018, we employed approximately 600 technology professionals in our continuing operations.

Our Intellectual Property

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

Credit Risk

For a description of our exposure to credit risk, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Credit Risk.”

Principal Transaction Risk

For a description of our exposure to principal transaction risk, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Principal Transaction Risk.”

Market Risk

For a description of our exposure to market risk, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Market Risk.”

Operational Risk

For a description of our exposure to operational risk, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Operational Risk.”

Foreign Currency Risk

For a description of our exposure to foreign currency risk, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Interest Rate Risk

For a description of our exposure to interest rate risk, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Disaster Recovery

For a description regarding our disaster recovery processes, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Disaster Recovery.”

Competition

We encounter competition in all aspects of our businesses. We compete primarily with other inter-dealer or wholesale brokers, including for brokers, salespeople, and suitable acquisition candidates. Our existing and potential competitors are numerous and include other wholesale financial brokerage and inter-dealer brokerage firms, multi-dealer trading companies, financial technology companies, market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, financial trading consortia, insurance brokers, shipping brokers, business-to-business marketplace infrastructure companies, as well as niche market energy and other commodity Internet-based trading systems.

Inter-Dealer or Wholesale Financial Brokers

We primarily compete with two publicly traded diversified inter-dealer and/or wholesale financial brokers. These are TP ICAP plc (“TP ICAP”) (formerly known as “Tullett Prebon plc”) and Compagnie Financière Tradition (which is majority owned by Viel & Cie) (“Tradition”), Other such competitors include a number of smaller, private firms that tend to specialize in specific product areas or geographies, such as Marex Spectron Group Limited in energy and commodities and Gottex Brokers Holding SA in OTC interest rate derivatives.

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

Market Data and Financial Software Vendors

The majority of our large inter-dealer and wholesale financial broker competitors also sell proprietary market data and information, which competes with our market data offerings. In addition to direct sales, we resell market data through large market data and information providers. These companies have established significant presences on the vast majority of trading desks in our industry. Some of these market data and information providers, such as Bloomberg L.P. and Refinitiv (the former Financial & Risk business of Thomson Reuters Corporation), include in their product mix electronic trading and execution of both OTC and listed products in addition to their traditional market data offerings.

Exchanges and Other Trading Platforms

Although our businesses will often use exchanges to execute transactions brokered in both listed and OTC markets, we believe that exchanges have sought and will seek to migrate products traditionally traded in OTC markets by inter-dealer and/or wholesale financial brokers to exchanges. However, we believe that when a product goes from OTC to exchange-traded, the underlying or related OTC market often continues to experience growth in line with the growth of the exchange-traded contract. In addition, Intercontinental Exchange, Inc. (“ICE”) operates both regulated exchanges and OTC execution services, and in the latter it competes directly with inter-dealer and/or wholesale financial brokers in energy, commodities, and credit products. ICE entered these OTC markets primarily by acquiring independent OTC brokers. We also compete with NEX Group plc (“NEX”) (formerly known as ICAP plc). CME Group Inc. (“CME”) announced in March of 2018 that it had agreed to acquire NEX and completed the acquisition in November of 2018.  We believe that it is likely ICE, CME, or other exchange operators may seek to compete with us in the future by acquiring other such brokers, by creating futures products designed to mimic OTC products, or through other means.

In addition to exchanges, other electronic trading platforms which currently operate in the dealer-to-client markets, including those run by MarketAxess Holdings Inc., have begun to compete with us in the inter-dealer markets. At the same time, we have begun to offer an increasing number of our services to the customers of firms like MarketAxess.

Further, ICE also operates a swap execution facility (“SEF”), as does Tradeweb, and we expect that other exchanges and trading platforms may also seek to do so.

Banks and Broker-Dealers

Banks and broker-dealers have in the past created and/or funded consortia to compete with exchanges and inter-dealer brokers. For example, CME’s wholesale businesses for fully electronic trading of U.S. Treasuries and spot foreign exchange both began as dealer-owned consortia before being acquired by CME’s NEX platform. An example of a current and similar consortium is Tradeweb Markets LLC. Currently, several large banks hold stakes in Tradeweb, an Internet-based market intermediary. Refinitiv is Tradeweb’s single largest shareholder. Although Tradeweb operates primarily as a dealer to customer platform, some of its offerings include a voice and electronic inter-dealer platform and a SEF. In addition, Tradeweb’s management has said that it would like to expand into other inter-dealer markets, and as such may compete with us in other areas over time.

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

Seasonality

Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year due to a general slowdown in the business environment around holiday seasons, with our Financial Services revenues tending to be strongest in the first quarter and lowest in the fourth quarter. For the year 2017, we earned approximately 26% of our revenues from continuing operations in the first quarter, while in 2018 we earned 27% of such revenues in the first quarter.

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

Relationship Between BGC Partners and Cantor

See “Risk Factors—Risks Related to our Relationship with Cantor and its Affiliates.”

Debt

For information about our credit agreements and senior notes, see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

The SEC is the federal agency primarily responsible for the administration of federal securities laws, including adopting rules and regulations applicable to broker-dealers (other than government securities broker-dealers) and enforcing both its rules regarding broker-dealers and the Treasury’s rules regarding government securities broker-dealers. In addition, we operate a number of platforms that are governed pursuant to SEC Regulation ATS. Broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business or have registered to do business. In addition, Treasury rules relating to trading government securities apply to such activities when engaged in by broker-dealers. The Commodities Futures Trading Commission (the “CFTC”) is the federal agency primarily responsible for the administration of federal commodities future laws and other acts, including the adoption of rules applicable to Futures Commissions Merchants, Designated Contract Markets (“DCM”) and SEFs such as BGC Derivative Markets, L.P. (“BGC Derivative Markets”) and GFI Swaps Exchange LLC.

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

In light of recent events in the U.S. and global financial markets, regulators and legislators in the U.S. and European Union (“EU”) continue to craft new laws and regulations for the global OTC derivatives markets, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law in July 2010. The Dodd-Frank Act mandates or encourages several reforms regarding derivatives, including new regulations for swaps markets creating impartiality considerations, additional pre- and post-trade transparency requirements, and heightened collateral or capital standards, as well as recommendations for the obligatory use of central clearing for most standardized derivatives. The law also requires that standardized OTC derivatives be traded in an open and non-exclusionary manner on a DCM or a SEF. The SEC is still in the process of finalizing rules for the implementation of many of these requirements, however the SEC has not indicated when they may release their rule set surrounding security-based SEFs. The actual implementation of such rules may be phased in over a longer period.

As these rules require authorized execution facilities to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, and because these execution facilities may be supported by a variety voice and auction-based execution methodologies, we expect our hybrid and fully electronic trading capability to perform strongly in such an environment.

Similarly, while the Volcker Rule does not apply directly to us, the Volcker Rule may have a material impact on many of the banking and other institutions with which we do business or compete. There may be continued uncertainty regarding the Volcker Rule, its impact on various affected businesses, how those businesses will respond to it, and the effect that it will have on the markets in which we do business.

BGC Derivative Markets, and GFI Swaps Exchange LLC, our subsidiaries, began operating as SEFs on October 2, 2013. Both BGC Derivative Markets and GFI Swaps Exchange received permanent registration approval from the CFTC as SEFs on January 22, 2016. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized with implementation periods in 2016 and beyond.

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

In November 2018, the CFTC proposed significant revisions to CFTC Rule Part 37, which relates to SEFs.  The proposed rules would significantly affect the trading of swaps and the facilities offering swaps trading.  The Chairman of the CFTC has recently indicated that the comment period on the proposed rules has been extended to March 15, 2019.   The proposed rules would allow for trading through “any means of interstate commerce” rather than the two methods prescribed under the current rules.  The proposed rules may also expand the number and type of swaps required to be executed on SEFs.  If these rules are passed, the Company’s SEFs would need to make numerous changes to facilitate trading under the new regulatory framework.

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

Along with the implementation of EMIR reporting requirements, the Regulation on Wholesale Energy Markets Integrity and Transparency (“REMIT”) Implementation Acts became effective on January 7, 2015. The REMIT Implementing Acts developed by the European Commission define the details of reporting under REMIT, drawing up the list of reportable contracts and derivatives; defining details, timing and form of reporting, and establishing harmonized rules to report that information to the Agency for the Cooperation of Energy Regulators (“ACER”). They enable ACER to collect information in relation to wholesale energy market transactions and fundamentals through the Agency’s REMIT Information System (ARIS), to analyze this data to detect market abuse and to report suspicious events to the National Competent Authorities, which are responsible for investigating these matters further, and if required, imposing sanctions. Market participants and third parties reporting on their behalf have had to: (i) report transactions executed at organized market places and fundamental data from the central information transparency platforms; and (ii)  report transactions in the remaining wholesale energy contracts (OTC standard and non-standard supply contracts, transportation contracts) and additional fundamental data.

To achieve a high level of harmonization and convergence in regular supervisory reporting requirements, the Committee of European Banking Supervisors issued guidelines on prudential reporting with the aim of developing a supervisory reporting framework based on common formats, known as COREP. COREP has become part of European Banking Authorities’ implementing technical standards on reporting under Basel III. Basel III (or the Third Basel Accord) is a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk introduced by bank regulators in most, if not all, of the world’s major economies. Basel III is designed to strengthen bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. The ongoing adoption of these rules could restrict the ability of our large bank and broker-dealer customers to operate proprietary trading businesses and to maintain current capital market exposures under the present structure of their balance sheets, and will cause these entities to need to raise additional capital in order to stay active in our marketplaces. Meanwhile, global “Basel IV” standards are expected be adopted in the years to come.

Much of our global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we will continue to operate a number of EU regulated venues in accordance with EU directives and licensed by the FCA and other EU based national Competent Authorities. The second Markets in Financial Instruments Directive II (“MiFID II”) was published by the European Securities and Markets Authority (“ESMA”) in September 2015, and implemented in January 2018

MiFID II requires a significant part of the market in these instruments to trade on trading venues subject to pre- and post- trade transparency regimes and non-discriminatory fee structures and access.  In addition, it has had a particularly significant impact in a number of key areas, including corporate governance, transaction reporting, technology synchronization, best execution and investor protection.

MiFID II is intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it is intended that Member States should have very similar regulatory regimes in relation to the matters addressed to MiFID. MiFID II also introduced a new regulated execution venue category to accompany the existing Multilateral Trading Facility regime. The new venue category is known as an Organized Trading Facility (“OTF”) and it captures much of the voice and hybrid oriented trading in EU, Certain of our existing EU derivatives and fixed income execution business now take place on OTFs, and we currently operate one OTF for each of the U.K. regulated entities, and one MTF under GFI Securities Limited. Authorization from the French Autorité des marchés financiers (“AMF”) has also been obtained to operate an OTF at Aurel BGC.

On June 23, 2016, the U.K. held a referendum regarding continued membership in the EU. The exit from the EU is commonly referred to as “Brexit.” The Brexit vote passed by 51.9% to 48.1%. The referendum was non-binding. However, on March 29, 2017, the Prime Minister gave the European Council of the EU formal written notification of the U.K.’s intention to leave the EU, triggering the withdrawal process under Article 50 of the Lisbon Treaty. Although the U.K. government and the EU negotiated a withdrawal agreement that was approved by the leaders of EU member states, the agreement failed on January 16, 2019 to receive U.K. parliamentary approval. While negotiations are continuing, there remains considerable uncertainty around the withdrawal. Failure to obtain parliamentary approval of an agreed withdrawal agreement may, absent a revocation of the U.K.’s notification to withdraw or some other delay, mean that the U.K. would leave the EU on March 29, 2019 with no agreement (a so-called “hard Brexit”). Absent mitigating legislative measures by individual EU Member States, in the event of a hard Brexit the trade relationship between the U.K. and the EU would be solely based on World Trade Organization terms, thereby hindering current levels of mutual market access. If the U.K. and the EU do reach a deal by March 29, 2019 or delay such date, and when the deal takes effect or such delay, a transition period may start that lasts until December 31, 2020. Based upon the currently proposed transition plan, during this period, the U.K. would, with some exceptions, remain subject to EU law. It would also maintain access to the EU’s single market. During this transition phase, the U.K. and EU would also start negotiations on their future trade relationship.

In addition, the General Data Protection Regulation (“GDPR”) came into effect in the EU on May 25, 2018 and creates obligations in relation to personal data.  In addition to the increased cost of compliance, the GDPR may affect our practices and will increase financial penalties for non-compliance significantly.

Around autumn of 2019, a new European Commission will take office which will lay out its plans for legislation and regulation of financial services for the next five years. We are unable to predict how any of these new laws and proposed rules and regulations in the U.S. or the U.K. will be implemented or in what form, or whether any additional or similar changes to statutes or rules and regulations, including the interpretation or implementation thereof or a relaxation or other amendment of existing rules and regulations, will occur in the future. Any such action could affect us in substantial and unpredictable ways, including important changes in market infrastructure, increased reporting costs and a potential rearrangement in the sources of available revenue in a more transparent market.  Certain enhanced regulations could subject us to the risk of fines, sanctions, enhanced oversight, increased financial and capital requirements and additional restrictions or limitations on our ability to conduct or grow our businesses, and could otherwise have an adverse effect on our businesses, financial condition, results of operations and prospects. We believe that uncertainty and potential delays around the final form of such new rules and regulations may negatively impact our customers and trading volumes in certain markets in which we transact, although a relaxation of existing rules and requirements could potentially have a positive impact in certain markets. Increased capital requirements may also diminish transaction velocity.

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

Insurance Regulation

Our insurance business is regulated by various national regulators, such as the FCA in the U.K., the Monetary Authority of Singapore in Singapore and the Dubai Financial Supervisory Authority in Dubai. Our insurance operations adhere to the statutory regulatory requirements but there are occasions where regulators will conduct periodic thematic reviews into specific practices and procedures within a chosen market. We fully comply with these reviews however we may become subject of these reviews at any point, often with little or no notice.

Other Financial Services Regulation

Our subsidiaries that have foreign operations are subject to regulation by the relevant regulatory authorities and self-regulatory organizations in the countries in which they do business. The following table sets forth certain jurisdictions, other than the United States, in which we do business and the applicable regulatory authority or authorities of each such jurisdiction:

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations
Argentina	Comisión Nacional de Valores

Australia	Australian Securities and Investments Commission and Australian Securities Exchange

Bahrain	The Central Bank of Bahrain

Belgium	National Bank of Belgium, L’Autorité des services et marchés financiers

Brazil	Brazilian Securities and Exchange Commission, the Central Bank of Brazil, BM&F BOVESPA and Superintendencia de Seguors Privados

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations

Canada	Ontario Securities Commission, Autorite des Marches Financiers (Quebec), Investment Industry Regulatory Organization of Canada (IIROC)

Chile	Superintendencia de Valores y Seguros

China	China Banking Regulatory Commission, State Administration of Foreign Exchange

Columbia	Superintendencia Financiera de Columbia

Denmark	Finanstilsynet

Dubai	Dubai Financial Supervisory Authority

France	ACPR (L’Autorité de Contrôle Prudentiel et de Résolution), AMF (Autorité des Marchés Financiers)

Hong Kong	Hong Kong Securities and Futures Commission, The Hong Kong Monetary Authority and Professional Insurance Brokers Association

Ireland	Central Bank of Ireland

Japan	Japanese Financial Services Agency, Japan Securities Dealers Association and the Securities and Exchange Surveillance Commission

Mexico	Banking and Securities National Commission, Comision Nacional Bancaria y de Valores (CNBV)

Peru	Ministerio de Economica y Finanzas

Philippines	Securities and Exchange Commission

Russia	Federal Service for Financial Markets

Singapore	Monetary Authority of Singapore

South Africa	Johannesburg Stock Exchange

South Korea	Ministry of Strategy and Finance, The Bank of Korea, The Financial Services Commission and The Financial Supervisory Service

Spain	Comision Nacional del Mercado de Valores (CNMV)

Switzerland	Financial Markets Supervisory Authority (FINMA), Swiss Federal Banking Commission

Turkey	Capital Markets Board of Turkey and The Financial Crimes Investigation Board of Turkey and the Undersecretariat of the Turkish Treasury

United Kingdom	Financial Conduct Authority

Capital Requirements

U.S.

Every U.S.-registered broker-dealer is subject to the Uniform Net Capital Requirements. Futures Commissions Merchants (“FCMs”), such as our subsidiaries, BGC Financial and Mint Brokers (“Mint”), are also subject to CFTC capital requirements. These requirements are designed to ensure financial soundness and liquidity by prohibiting a broker or dealer from engaging in business at a time when it does not satisfy minimum net capital requirements.

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

Five of our subsidiaries, BGCF, GFI Securities LLC, Kyte Securities LLC, Sunrise Brokers LLC and Mint, are registered with the SEC and are subject to the Uniform Net Capital Requirements. As FCMs, BGCF and Mint are also subject to CFTC minimum capital requirements. In December of 2018, BGCF submitted an application with the CFTC to withdraw its FCM license.  After the withdrawal is approved, BGCF will conduct its business as an Introducing Broker registered with the NFA.  BGCF is also a member of the FICC, which imposes capital requirements on its members. We also hold a 49% limited partnership interest in Aqua, a U.S. registered broker-dealer and ATS. In addition, our SEFs, BGC Derivative Markets and GFI Swaps Exchange are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs. Compliance with the Uniform Net Capital Requirements may limit the extent and nature of our operations requiring the use of our registered broker-dealer subsidiaries’ capital, and could also restrict or preclude our ability to withdraw capital from our broker-dealer subsidiaries or SEFs.

Non-U.S.

Our international operations are also subject to capital requirements in their local jurisdictions. BGC Brokers, BGC European Holdings, L.P., GFI Brokers Limited. GFI Securities Limited, and Sunrise Brokers LLP, which are based in the United Kingdom, are subject to capital requirements established by the FCA. The FCA applies stringent provisions with respect to capital applicable to the operation of these firms, which vary depending upon the nature and extent of their activities. EU policymakers are currently reviewing the capital regime applying to EU Investment Firms.

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. For example, in Hong Kong, BGC Securities (Hong Kong), LLC, GFI (HK) Securities LLC and Sunrise Broker (Hong Kong) Limited are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong), Limited and GFI (HK) Brokers Ltd, are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited, BGC (Securities) Pty Limited and GFI Australia Pty Ltd.; in Japan, BGC Shoken Kaisha Limited’s Tokyo branch and BGC Capital Markets Japan LLC’s Tokyo Branch; in Singapore, BGC Partners (Singapore) Limited, and GFI Group Pte Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, the LCH (LIFFE/LME) clearing organization, of which BGC Brokers L.P. is a member, also imposes minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil) has net capital requirements imposed upon it by local regulators.

We had net assets in our regulated subsidiaries of $551.3 million and $515.6 million for the years ended December 31, 2018 and 2017, respectively.

Employees

As of December 31, 2018, following the Spin-Off, we had 4,688 total employees.

As of the same date, following the Spin-Off, we had 2,600 brokers, salespeople, managers and other front-office personnel. Approximately 27% of our brokers, salespeople, managers and other front-office personnel were based in the Americas, and approximately 52% were based in Europe, the Middle East and Africa, with the remaining approximately 21 % based in the Asia-Pacific region.

Generally, our employees are not subject to any collective bargaining agreements, except for certain reimbursable employees within our former Real Estate Services segment, and certain of our employees based in our European offices that are covered by the national, industry-wide collective bargaining agreements relevant to the countries in which they work.

Our Financial Services business’ two largest offices are located at One Churchill Place, London,  E14 5RD and 199 Water Street, 19th Floor, New York, NY 10038. Our former Real Estate Services business’ principal executive offices are located at 125 Park Avenue, New York, New York, 10017.  This office consists of approximately 130,000 square feet of space under a lease that expires in 2031. During 2019, we will be relocating our London offices to Five Churchill Place, London, E14 5HU, which is next door to our current London offices.

BGC operates out of over 50 offices around the world. Currently, our former Real Estate Services business operates out of 129 offices in 90 cities, with an additional 27 licensee locations.

Legal Proceedings

See Note 20—“Commitments, Contingencies and Guarantees” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the section under the heading “Derivative Suit” included in Part I, Item 7 of this Annual Report on Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of our legal proceedings.

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of December 31, 2018, there were 291,474,768 shares of our Class A common stock outstanding.  On June 21, 2017, Cantor pledged 10,000,000 shares of our Class A common stock in connection with a partner loan program. On November 23, 2018, those Class A shares were converted into 10,000,000 shares of our Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of our Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor (the “Exchange Agreement” and such issuance, the “Class B Issuance”). Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of December 31, 2018, Cantor and CFGM did not own any shares of our Class A common stock. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of December 31, 2018, Cantor and CFGM held 45,884,380 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing approximately 61.2% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through December 31, 2018, Cantor has distributed to its current and former partners an aggregate of 20,836,626 shares of our Class A common stock, consisting of (i) 19,372,634 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,463,992 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of December 31, 2018, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,770,345 shares of our Class A common stock, consisting of 13,999,110 April 2008 distribution rights shares and 1,771,235 February 2012 distribution rights shares.

We received shares of Newmark in connection with the Separation, and Newmark completed the Newmark IPO on December 19, 2017. However, on the Distribution Date, we completed our previously announced Spin-Off to our stockholders of all of the shares of common stock of Newmark owned by us as of immediately prior to the effective time of the Spin-Off. Following the Spin-Off, we ceased to be Newmark’s controlling stockholder, and we and our subsidiaries no longer held any shares of Newmark’s common stock or other equity interests in Newmark or its subsidiaries. For more information on the Spin-Off of Newmark, see Note 1—“Organization and Basis of Presentation” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Environment –Newmark IPO, Separation Transaction and Spin-Off” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Environment.”

From time to time, we may actively continue to repurchase shares of our Class A common stock including from Cantor, Newmark, our executive officers, other employees, partners and others.

BGC Partners, Inc. Partnership Structure

We are a holding company with no direct operations, and our business is operated through two operating partnerships, BGC Partners, L.P. (“BGC U.S. OpCo” or “BGC U.S.”), which holds our U.S. businesses, and BGC Global Holdings, L.P. (“BGC Global OpCo” or “BGC Global”), which holds our non-U.S. businesses. The limited partnership interests of the two operating partnerships are held by us and BGC Holdings, and the limited partnership interests of BGC Holdings are currently held by limited partnership unit holders, founding partners, and Cantor. We hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of BGC Holdings, and serve as the general partner of BGC Holdings, which entitles us to control BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. OpCo general partnership interest and the BGC U.S. OpCo special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC U.S. OpCo, and the BGC Global OpCo general partnership interest and the BGC Global OpCo special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC Global OpCo, and serves as the general partner of BGC U.S. OpCo and BGC Global OpCo, all of which entitle BGC Holdings (and thereby us) to control each of BGC U.S. OpCo and BGC Global OpCo. BGC Holdings holds its BGC Global OpCo general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited.

As of December 31, 2018, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests consisting of 337,359,148 units and 337,359,148 units, representing approximately 66.9% and 66.9% of the outstanding BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests consisting of 167,233,715 units and 167,233,715 units, representing approximately 33.1% and 33.1% of the outstanding BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, respectively.

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

As of December 31, 2018, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 113,119,518 limited partnership units, 12,555,760 founding partner units and 52,362,964 Cantor units.

We may in the future effect additional redemptions of BGC Holdings limited partnership units and founding partner units and concurrently grant shares of our Class A common stock. We may also continue our earlier partnership restructuring programs, whereby we redeemed or repurchased certain limited partnership units and founding partner units in exchange for new units, grants of exchangeability for our Class A common stock or cash and, in many cases, obtained modifications or extensions of partners’ employment arrangements. We also generally expect to continue to grant exchange rights with respect to outstanding non-exchangeable limited partnership units and founding partner units, and to repurchase BGC Holdings partnership interests from time to time, including from Cantor, our executive officers, and other employees and partners, unrelated to our partnership restructuring programs.

Cantor units in BGC Holdings are generally exchangeable for up to 23,610,420 shares of our Class B common stock (or, at Cantor’s option or if there are no such additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable BGC Holdings founding partner units owned by persons who were previously Cantor partners prior to our 2008 acquisition of the BGC business from Cantor. Cantor has exercised this right from time to time.

As of December 31, 2018, there were 1,472,398 FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

In order to facilitate partner compensation and for other corporate purposes, the BGC Holdings limited partnership agreement provides for preferred partnership units (“Preferred Units”), which are working partner units that may be awarded to holders of, or contemporaneous with the grant of, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, APSEs, REUs, RPUs, AREUs, and ARPUs. These Preferred Units carry the same name as the underlying unit, with the insertion of an additional “P” to designate them as Preferred Units.

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of December 31, 2018, there were 23,552,667 such units granted and outstanding in BGC Holdings.

On June 5, 2015, we entered into an agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold our Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of our Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of our Class B common stock. Such shares of our Class B common stock, which currently can be acquired upon the exchange of exchangeable limited partnership units owned in our Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The exchange agreement will enable the Cantor entities to acquire the same number of shares of our Class B common stock that they are already entitled to acquire without having to exchange their exchangeable limited partnership units in our Holdings.

Under the exchange agreement, Cantor and CFGM have the right to exchange shares of our Class A common stock owned by them for the same number of shares of our Class B common stock. As of December 31, 2018, Cantor and CFGM do not own any shares of our Class A common stock. Cantor and CFGM would also have the right to exchange any shares of our Class A common stock subsequently acquired by either of them for shares of our Class B common stock, up to  23,613,420 shares of our Class B common stock.

We and Cantor have agreed that any shares of our Class B common stock issued in connection with the exchange agreement would be deducted from the aggregate number of shares of our Class B common stock that may be issued to the Cantor entities upon exchange of exchangeable limited partnership units in BGC Holdings. Accordingly, the Cantor entities will not be entitled to receive any more shares of our Class B common stock under this agreement than they were previously eligible to receive upon exchange of exchangeable limited partnership units.

Non-distributing partnership units, or N Units, carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs. The N Units are not entitled to participate in Partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of our Class A common stock. Subject to the approval of the Compensation Committee or its designee, certain N Units may be converted into the underlying unit type (i.e. an NREU will be converted into an REU) and will then participate in Partnership distributions, subject to terms and conditions determined by the general partner of BGC Holdings, in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations.

On December 13, 2017, the Amended and Restated BGC Holdings Partnership Agreement was amended and restated (the “Second Amended and Restated BGC Holdings Partnership Agreement”) to include prior standalone amendments and to make certain other changes related to the Separation. The Second Amended and Restated BGC Holdings Partnership Agreement, among other things, reflects changes resulting from the division in the Separation of BGC Holdings into BGC Holdings and Newmark Holdings, including:

•

an apportionment of the existing economic attributes (including, among others, capital accounts and post-termination payments) of each BGC Holdings limited partnership unit outstanding immediately prior to the Separation (a “Legacy BGC Holdings Unit”) between such Legacy BGC Holdings Unit and the 0.454545 of a Newmark Holdings limited partnership unit issued in the Separation in respect of each such Legacy BGC Holdings Unit, based on the relative value of BGC and Newmark as of after the Newmark IPO; and

•	a right of the employer of a partner to determine whether to grant exchangeability with respect to Legacy BGC Holdings Units held by such partner.

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

The following diagram illustrates our organizational structure as of December 31, 2018, following the Spin-Off. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

STRUCTURE OF BGC PARTNERS, INC. AS OF DECEMBER 31, 2018

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Class B common stock (13.6% of economics and 61.2% of voting power of BGC Partners, Inc.)
• 9.1% indirect economic interest in BGC U.S. and BGC Global
• Limited Partnership Interests (31.3% of economics of BGC Holdings)
• 10.4% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (86.4% of economics and 38.8% of voting power of BGC Partners, Inc.)
• 57.9% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (66.9% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (66.9% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (68.7% of economics of BGC Holdings)
• 22.7% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (33.1% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (33.1% of economics of BGC Global)
BGC U.S.
BGC Global

*Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into Class A common stock, Cantor would hold 13.4% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 86.4% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 23,552,667 Preferred Units granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 7,696,727 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2018 through December 31, 2018 as follows: (a) an aggregate of 30,847,027 limited partnership units granted by BGC Holdings; (b) 17,224,515 shares of Class A common stock sold by us under the April 2017 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-214772); (c) 16,539,792 shares of Class A common stock sold by us under the March 2018 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-223550), but not the remaining $95.5 million of stock remaining for sale by us under such sales agreement; (d) 788,788 shares of Class A common stock repurchased by us; (e) 527,951 shares of Class A common stock issued for vested restricted stock units; (f) 1,743,963 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 7,208,327 of such shares remaining available for issuance by us under such Registration Statement; (g) 92,483 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,565,891 of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); and (h) 18,942 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 964,318 of such shares remaining available for sale by selling stockholders under such Registration Statement.

Newmark Real Estate Services Business (Discontinued Operations)

Until the Spin-Off on November 30, 2018, we offered Real Estate Services through Newmark. Newmark completed its initial public offering on December 19, 2017, and its Class A common stock trades on the NASDAQ Global Select Market under the ticker symbol “NMRK.” Newmark operates as a full-service commercial real estate services business that offers a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers.  Newmark’s investor/owner services and products include capital markets (including investment sales), agency leasing, property management, valuation and appraisal, commercial real estate due diligence consulting and underwriting. Newmark Group’s subsidiaries also offer government sponsored enterprise (“GSE”) lending, loan servicing, mortgage broking, and equity raising. Newmark’s occupier services and products include tenant representation leasing, Global Corporate Services and consulting (“GCS”), real estate management technology systems, workplace and occupancy strategy, project management, lease administration and facilities management. Newmark enhances these services and products through innovative real estate technology solutions and data analytics designed to enable its clients to increase their efficiency and profits by optimizing their real estate portfolio. Newmark has relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

Newmark offers innovative real estate technology solutions for both investors/owners and occupiers that enable its clients to increase efficiency and realize additional profits. Newmark’s differentiated, value-added and client-facing technology platforms have been utilized by clients that occupy nearly 4.5 billion square feet of commercial real estate space globally. Newmark’s N360™ platform is a powerful tool that is designed to provide access and comprehensive commercial real estate data in one place via mobile or desktop.  For its occupier clients, the Newmark VISION™ platform is designed to provide integrated business intelligence, reporting and analytics. Newmark’s deep and growing real estate database and commitment to providing innovative technological solutions empower it to provide its clients with value-adding technology products and data-driven advice and analytics.

Newmark, N (stylized), RKF, Grubb & Ellis, Apartment Realty Advisors, ARA, Computerized Facility Integration, CFI, Spring11, Landauer, Excess Space, Excess Space Retail Services, Inc., Berkeley Point and Grubb are trademarks/service marks, and/or registered trademarks/service marks of Newmark Group, Inc. and/or its affiliates.  Knight Frank is a service mark of Knight Frank (Nominees) Limited.

Knight Frank Partnership

Newmark offers services to clients on a global basis. In 2005, Newmark partnered with London-based Knight Frank in order to enhance its ability to provide best-in-class local service to its clients, throughout the world. Knight Frank is a leading independent, global real estate services firm providing integrated prime and commercial real estate services and operates in over 200 key office hubs across Europe, the Middle East, Asia, Australia and Africa. Outside of the Americas, Newmark collaborates with Knight Frank to ensure that its clients have access to local expertise and to highly-skilled professionals in the locales where they choose to transact. Newmark expects that its cross-selling efforts with Knight Frank will lead to continued growth, particularly as its growing capital markets business increases its penetration with foreign investors.

While Newmark has the right to expand its international operations, it may be subject to certain short-term contractual restrictions due to its existing agreement with Knight Frank, which was extended, effective December 28, 2017, for a three-year period with a 90-day mutual termination right. The agreement restricts the parties from operating a competing commercial real estate business in the other party’s areas of responsibility. Newmark’s areas of responsibility are North America and South America. Knight Frank’s areas of responsibility are the Asia-Pacific region, Europe, the Middle East and Africa.

Domestic and Latin American Real Estate Services Alliances

In certain smaller markets in the United States and in countries in the Americas in which Newmark does not maintain owned offices, it has agreements in place to operate on a collaborative and cross-referral basis with certain independently-owned offices in return for contractual and referral fees paid to Newmark and/or certain mutually beneficial co-branding and other business arrangements. Newmark does not derive a significant portion of its revenue from these relationships. These independently owned offices generally use some variation of Newmark’s branding in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently-owned offices, Newmark’s clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where Newmark’s business does not have a physical presence.

Real Estate Customers and Clients

Newmark’s clients include a full range of real estate owners, occupiers, tenants, investors, lenders and multi-national corporations in numerous markets, including office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-

storage, land, condominium conversions, subdivisions and special use. Newmark’s clients vary greatly in size and complexity, and include for-profit and non-profit entities, governmental entities and public and private companies. For the year ended December 31, 2018, our former Real Estate Services’ business’ top ten clients, collectively, accounted for approximately 5.3% of our former Real Estate Services business’ total revenue on a consolidated basis, and our largest client accounted for less than 2.0% of our former Real Estate Services business’ total revenue on a consolidated basis.

Real Estate Services Sales and Marketing

Newmark seeks to develop its brand and to highlight its expansive platform while reinforcing its position as a leading commercial real estate services firm in the United States through national brand and corporate marketing, local marketing of specific product lines and targeted broker marketing efforts.

Real Estate Services Competition

Newmark and its subsidiaries compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, owner-occupier, property and agency leasing, property sales, valuation, capital markets (equity and debt) solutions, GSE lending and loan servicing and development services. Each business discipline is highly competitive on a local, regional, national and global level. Depending on the geography, property type or service, it competes with other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of its real estate management services business and have recently expanded their offerings. These competitors include companies such as Aramark, ISS A/S and ABM Industries. Newmark also competes with in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms in various parts of its business. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of Newmark’s competitors are smaller local or regional firms, some of these competitors are more entrenched on a local or regional basis. Newmark is also subject to competition from other large multi-national firms that have similar service competencies, including CBRE Group, Inc., Jones Lang LaSalle Inc., Cushman & Wakefield plc, Savills Studley, Inc., and Colliers International Group, Inc. In addition, more specialized firms like HFF, Inc., Marcus & Millichap Inc., Eastdil Secured LLC (part of Wells Fargo & Company) and Walker & Dunlop, Inc. compete with Newmark in certain service lines.

Real Estate Services Seasonality

Due to the strong desire of many market participants to close real estate transactions prior to the end of a calendar year, Newmark exhibits certain seasonality, with revenue tending to be lowest in the first quarter and strongest in the fourth quarter. For the full year ended 2018, we earned 21% of our Real Estate Services revenues in the first quarter and 31% of our Real Estate Services revenues in the fourth quarter, while the comparable figures were 21% and 29%, respectively, in 2017.

Nasdaq Transaction and Nasdaq Monetization

On June 28, 2013, we completed the sale (the “Nasdaq Transaction”) of certain assets to Nasdaq, which purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing, provided that Nasdaq produces at least $25 million in gross revenues for the applicable year.  Nasdaq has recorded more than $3.0 billion in gross revenues for each of the last 10 calendar years and generated gross revenues of approximately $4.3 billion in 2018.  As of December 31, 2018, 3,968,988 shares of common stock of Nasdaq have been received by us. The right to receive the remainder of the Nasdaq payment was transferred from us to Newmark prior to the completion of the Newmark IPO and an additional 992,247 shares of common stock of Nasdaq were received by Newmark in 2018.  The shares of Nasdaq that Newmark expects to receive in 2019, 2020, 2021 and 2022 were monetized in two separate transactions.  See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Nasdaq Transaction.” Following the transactions, Newmark continues to have the right to receive up to an aggregate of 4,961,235 shares of Nasdaq common stock beginning with the 2023 share earn-out.

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

Real Estate Services Regulation

The brokerage of real estate sales and leasing transactions, property and facilities management, conducting real estate valuation and securing debt for clients, among other business lines, also require that Newmark complies with regulations affecting the real estate industry and maintain licenses in the various jurisdictions in which it operates. Like other market participants that operate in numerous jurisdictions and in various business lines, Newmark must comply with numerous regulatory regimes.

Newmark could be required to pay fines, return commissions, have a license suspended or revoked, or be subject to other adverse action if it conducts regulated activities without a license or violate applicable rules and regulations. Licensing requirements could also impact Newmark’s ability to engage in certain types of transactions, change the way in which it conducts business or affect the cost of conducting business. Newmark and its licensed associates may be subject to various obligations and it could become subject to claims by regulators and/or participants in real estate sales or other services claiming that it did not fulfill its obligations. This could include claims with respect to alleged conflicts of interest where Newmark acts, or are perceived to be acting, for two or more clients. While its management has overseen highly regulated businesses before and expects Newmark to comply with all applicable regulations in a satisfactory manner, no assurance can be given that it will always be the case. In addition, federal, state and local laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations that impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to such properties. In its role as property or facilities manager, Newmark could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes relating to properties it currently or formerly managed. Such liability may be imposed without regard for the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these may be joint and several, meaning that one of multiple liable parties could be responsible for all costs related to a contaminated site. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property or facilities managers to inspect for and remove lead-based paint in certain buildings, could increase Newmark’s costs of regulatory compliance and potentially subject us to violations or claims by regulatory agencies or others. Additionally, under certain circumstances, failure by Newmark’s brokers acting as agents for a seller or lessor to disclose environmental contamination at a property could result in liability to a buyer or lessee of an affected property.

Berkeley Point, a subsidiary of Newmark, is required to meet and maintain various eligibility criteria from time to time established by the GSEs and HUD, as well as applicable state and local licensing agencies, to maintain its status as an approved lender. These criteria include minimum net worth, operational liquidity and collateral requirements, and compliance with reporting requirements. Berkeley Point also is required to originate its loans and perform its loan servicing functions in accordance with the applicable program requirements and guidelines from time to time established by the GSEs and HUD.

ITEM 1A.	RISK FACTORS

Any investment in shares of our Class A common stock, our 5.375% Senior Notes due 2023 (“5.375% Senior Notes due 2023”) or our 5.125% Senior Notes due 2021 (“5.125% Senior Notes”) or our other securities involves risks and uncertainties. The following are important risks and uncertainties that could affect our businesses, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Any of the risks and uncertainties set forth below, should they occur, could significantly and negatively affect our businesses, financial condition, results of operations, and prospects and/or the trading price of our Class A common stock, our 5.375% Senior Notes due 2023, our 5.125% Senior Notes or our other securities. To the extent that these Risk Factors reflect historical events, they include references to our Real Estate Services segment, which was spun off on November 30, 2018. Statements which refer to future events refer only to our Financial Services business and unless otherwise noted, percentages and other financial figures relate only to our Financial Services business.

RISKS RELATED TO OUR BUSINESSES GENERALLY

Global Economic and Market Conditions

Our businesses, financial condition, results of operations and prospects have been and may continue to be affected both positively and negatively by conditions in the global economy and financial and commercial real estate markets generally.

Our businesses and results of operations have been and may continue to be affected both positively and negatively by conditions in the global economy and financial markets generally. Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our businesses. Such conditions and uncertainties include fluctuating levels of economic output, interest and inflation rates, employment levels, consumer confidence levels, and fiscal and monetary policy. Economic policies of the current administration and Congress, potential increases in interest rates and proposed tax cuts and infrastructure spending plans may change the regulatory and economic landscape. These conditions may directly and indirectly impact a number of factors in the global markets that may have a positive or negative effect on our operating results, including the levels of trading, investing, and origination activity in the securities and derivatives markets, the valuations of financial instruments, unexpected changes in interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in volume and commissions on securities and derivatives transactions, the absolute and relative level of currency rates and the actual and the perceived quality of issuers, borrowers and investors. For example, the actions of the U.S. Federal Reserve and international central banking authorities directly impact our cost of funds and may impact the value of financial instruments we hold. In addition, changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

As a result of the Spin-Off of our Real Estate Services segment our revenues from continuing operations is solely comprised of revenues from our Financial Services businesses. As such, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our products and services.

The global financial services markets are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced transactional volume and profitability for our businesses. These factors include:

•

economic and geopolitical conditions and uncertainties in the United States, Europe and elsewhere in the world, including government deficits, debt and possible defaults, austerity measures, changes in interest rates, and changes in central bank and/or fiscal policies, including the level and timing of government debt issuances, purchases and outstanding amounts;

•	possible political turmoil with respect to the U.S. government, the European Union and/or its member states, China, or other major economies around the world;
•	the effect of Federal Reserve Board and other central banks’ monetary policies, increased capital requirements for banks and other financial institutions, and other regulatory requirements;
•	terrorism, war and other armed hostilities;
•	the impact of a short-term or prolonged U.S. government shutdowns;
•	inflation, deflation and wavering institutional and consumer confidence levels;
•	the availability of capital for borrowings and investments by our clients and their customers;
•	the level and volatility of interest rates, foreign currency exchange rates and trading in certain equity, debt and commodity markets;

•	the level and volatility of the difference between the yields on corporate securities being traded and those on related benchmark securities, which we refer to as “credit spreads”;
•	and
•	margin requirements, capital requirements, credit availability, and other liquidity concerns with respect to our business, its clients, and the customers of its clients.

Low transaction volumes for any of our brokerage asset classes generally result in reduced revenues. Under these conditions, our profitability is adversely affected since many of our costs are fixed. In addition, although less common, some of our transaction revenues are determined on the basis of the value of transactions or on spreads. For these reasons, substantial decreases in trading volume, declining prices, and/or reduced spreads could have material adverse effects on our businesses, financial condition, results of operations and prospects.

Any downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies could have material adverse effects on financial markets and economic conditions in the U.S. and throughout the world. This in turn could have a material adverse impact on our businesses, financial condition, results of operations, and prospects. Because of the unprecedented nature of any negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our businesses, financial condition, results of operations, and prospects are unpredictable and may not be immediately apparent. Additionally, the negative impact on economic conditions and global markets from further sovereign debt matters with respect to the EU and/or its member states, Japan, or other major economies could adversely affect our businesses, financial condition, results of operations and prospects. Concerns about the sovereign debt of certain major economies have caused uncertainty and disruption for financial markets globally, and continued uncertainties loom over the outcome of the various governments’ financial support programs and the possibility that EU member states or other major economies may experience similar financial troubles. Any downgrades of the long-term sovereign credit rating of the U.S. or additional sovereign debt crises in major economies could cause disruption and volatility of financial markets globally and have material adverse effects on our businesses, financial condition, results of operations and prospects.

Over the past year, concerns over slowing growth in China, and unusual changes in volatility in various securities and derivatives markets have led to uncertainties about global economic growth, the stability of financial markets and the likely responses of governments and central banks. Any one of these factors, or others, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

A U.K. exit from the European Union could materially adversely impact our customers, counterparties, businesses, financial condition, results of operations and prospects.

On June 23, 2016, the U.K. held a referendum regarding continued membership in the EU. The exit from the EU is commonly referred to as “Brexit.” The Brexit vote passed by 51.9% to 48.1%. The referendum was non-binding. However, on March 29, 2017, the Prime Minister gave the European Council of the EU formal written notification of the U.K.’s intention to leave the EU, triggering the withdrawal process under Article 50 of the Lisbon Treaty.

Although the U.K. government and the EU negotiated a withdrawal agreement that was approved by the leaders of EU member states, the agreement failed on January 16, 2019 to receive U.K. parliamentary approval. While negotiations are continuing, there remains considerable uncertainty around the withdrawal. Failure to obtain parliamentary approval of an agreed withdrawal agreement may, absent a revocation of the U.K.’s notification to withdraw or some other delay, mean that the U.K. would leave the EU on March 29, 2019 with no agreement (a so-called “hard Brexit”). Absent delay or mitigating legislative measures by individual EU Member States, in the event of a hard Brexit the trade relationship between the U.K. and the EU would be solely based on World Trade Organization terms, thereby hindering current levels of mutual market access.

If the U.K. and the EU do reach a deal by March 29, 2019 or delay such date, and when the deal takes effect or such delay, a transition period may start that lasts until December 31, 2020. Based upon the currently proposed transition plan, during this period, the U.K. would, with some exceptions, remain subject to EU law. It would also maintain access to the EU’s single market. During this transition phase, the U.K. and EU would also start negotiations on their future trade relationship.

Current discussions between the U.K. and the EU may result in any number of outcomes including an extension or delay of the U.K.'s withdrawal from the EU. The consequences for the economies of the U.K. and the EU member states as a result of the U.K.'s withdrawal from the EU are unknown and unpredictable, especially in the case of a hard Brexit. Given the lack of comparable precedent, it is unclear what the broader macro-economic and financial implications the U.K. leaving the EU with no agreements in place would have.

This uncertainty could adversely impact investor confidence which could result in additional market volatility. Historically, elevated volatility has often led to increased volumes in the Financial Services markets in which we broker, which could be beneficial for our businesses. However, any future trade deal might lead to a fragmented regulatory environment, which could increase the costs of our operations and loss of existing levels of cross-border market access. In addition, the U.K. vote to leave the E.U. may result in similar referendums or votes in other E.U. countries in which we do business. While we have implemented plans to ensure continuity of service in Europe and continue to have regulated entities and offices in place in many of the major European markets, these and other risks and uncertainties could have a material adverse effect on our customers, counterparties, businesses, prospects, financial condition and results of operations.

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

Historically, our business operations have been substantially located in the U.S. and the U.K. While we are expanding our businesses to new geographic areas, we are still highly concentrated in these areas. Because we derived approximately 28.3% and approximately 41.0%, respectively, of our total revenues on a consolidated basis for the year ended December 31, 2018 from our operations in the U.S. and the U.K., respectively, our businesses are exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. If we are unable to identify and successfully manage or mitigate these risks, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

Risks Related to Our Real Estate Services Separation, the Newmark IPO and Spin-Off

We may not yet be able to achieve some or all of the expected benefits of the Separation, Newmark IPO and Spin-Off.

We may not be able to achieve the full strategic and financial benefits to us that were anticipated to result from the Separation, Newmark IPO and Spin-Off in a timely manner, or at all. These benefits include the following:

•

improving strategic planning, increasing management focus and streamlining decision-making by providing the flexibility for each of us and Newmark to separately implement our respective strategic plans and to respond more effectively to different customer needs and the changing economic environment; and

•	allowing our Financial Services business to adopt a capital structure, investment policy and dividend policy best suited to its financial profile and business needs;

We may not achieve the anticipated benefits for a variety of reasons. Such additional risks and uncertainties may include the following:

•

the price of our Class A common stock has declined following the Spin-Off and may continue to fluctuate significantly in response to developments or restrictions relating to the Spin-Off, our financial reporting following the Spin-Off as well as other market forces, action or market speculation regarding the Spin-Off or other transactions;

•	our financial results may be harmed, and our ability to execute effectively upon our business plans may be affected adversely, by the competing demands on management’s time and attention;
•	we may be adversely affected by competition from larger companies and a loss of purchasing power as a result of the reduction in our size relative to our businesses prior to the Spin-Off;
•

we may encounter difficulties obtaining sufficient debt financing to restructure our debt or to operate or expand our businesses, and we may incur a higher cost of capital as a result of the reduction of our asset base following the Separation and Newmark IPO;

•	we may incur substantial increases in general and administrative expense associated with the need to retain and compensate third-party consultants and advisors (including legal counsel); and
•	we may encounter difficulties in maintaining relationships or arrangements with customers, key suppliers, and other parties as a result of the Separation and the Spin-Off.

Any of these factors or others could have a negative impact on our businesses, financial condition, results of operations and prospects.

If there is a determination that the Spin-Off was taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the tax opinion with respect to the Spin-Off were incorrect, or for any other reason, then we and our stockholders could incur significant U.S. federal income tax liabilities.

We received an opinion of outside counsel to the effect that the Spin-Off, together with certain related transactions, qualified as a transaction that is described in Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). The opinion relied on certain facts, assumptions, representations and undertakings from us and Newmark regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, we and our stockholders may not be able to rely on the opinion of tax counsel.

Moreover, notwithstanding the opinion of counsel, the Internal Revenue Service (“IRS”) could determine that the Spin-Off is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or if it disagrees with the conclusions in the opinion, or for any other reasons. In addition, certain events occurring after the Spin-Off may not be in our control, including certain significant changes in the stock ownership of us or Newmark after the Spin-Off. If the Spin-Off or a related transaction is determined to be taxable for U.S. federal income tax purposes, we and our stockholders could incur significant U.S. federal income tax liabilities. Any such liabilities could be substantial, and could have a negative impact on our financial results and operations.

We may not be able to execute transactions that are outside of Treasury Regulations safe harbors.

Under current law, a spin-off can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off acquisitions of shares or assets of the spun-off corporation. For example, a spin-off may result in taxable gain to the parent corporation under Section 355(e) of the Code if the spin-off were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value)

in the spun-off corporation. To preserve the tax-free treatment of the separation and the Spin-Off, and in addition to our other indemnity obligations, the tax matters agreement between us and Newmark restricts us, through the end of the two-year period following the Spin-Off, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of the shares of our common stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing shares of our common stock other than in certain open-market transactions, and (iv) ceasing to actively conduct certain of our businesses. The tax matters agreement also prohibits us from taking or failing to take any other action that would prevent the distribution and certain related transactions from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In the absence of the availability of a safe harbor under applicable Treasury Regulations, these restrictions may place constraints on the extent to which we may make equity issuances or repurchases or otherwise limit our ability to pursue strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

New Opportunities/Possible Transactions and Hires

If we are unable to identify and successfully exploit new product, service and market opportunities, including through hiring new brokers, salespeople, managers and other professionals, our businesses, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

Because of significant competition in our market, our strategy is to broker more transactions, increase our share of existing markets and seek out new clients and markets. We may face enhanced risks as these efforts to expand our business result in our transacting with a broader array of clients and expose us to new products and services and markets. Pursuing this strategy may also require significant management attention and hiring expense and potential costs and liability in any litigation or arbitration that may result. We may not be able to attract new clients or brokers, salespeople, managers, or other professionals or successfully enter new markets. If we are unable to identify and successfully exploit new product, service and market opportunities, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

We have explored a wide range of strategic alliances, acquisitions and joint ventures with other financial services companies that have interests in related businesses or other strategic opportunities. We continue to evaluate and potentially pursue possible strategic alliances, acquisitions, joint ventures and other growth opportunities (including hiring new brokers). Such transactions may be necessary in order for us to enter into or develop new products or services or markets, as well as to strengthen our current ones.

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
•

to the extent that we pursue these opportunities, exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, as well as the outbreak of hostilities;
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

•

reduction in availability of financing due to tightened credit markets or credit rating downgrades or defaults by us in connection with strategic alliances, acquisitions, joint ventures and other growth opportunities;

•	a significant increase in the level of our indebtedness in order to generate significant cash resources that may be required to effect acquisitions;
•	dilution resulting from any issuances of shares of our common stock or limited partnership units in connection with strategic alliances, acquisitions, joint ventures and other growth opportunities;
•	adverse effects on our liquidity as a result of payment of cash resources and/or issuance of shares of our common stock or limited partnership units of the BGC OpCos; and
•	a lag in the realization of financial benefits from these transactions and arrangements.

We face competition for acquisition targets, which may limit our number of acquisitions and growth opportunities and may lead to higher acquisition prices or other less favorable terms. To the extent that we choose to grow internationally from acquisitions, strategic alliances, joint ventures, or other growth opportunities, we may experience additional expenses or obstacles. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial costs, delays or other operational or financial difficulties.

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

Liquidity is essential to our businesses. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Perceived liquidity issues may affect the willingness of our customers and counterparties to engage in transactions with us. Our liquidity position could be impaired due to circumstances that we may be unable to control, such as a general market disruption or idiosyncratic events that affect our trading customers or counterparties, other third parties or us, or a decrease in the market value of marketable securities held on our balance sheet.

We are a holding company with no direct operations. We conduct substantially all of our operations through our operating subsidiaries. We do not have any material assets other than our direct and indirect ownership in the equity of our subsidiaries and their respective operating subsidiaries. As a result, our operating cash flow and our liquidity position are dependent upon the earnings of our subsidiaries. In addition, we are dependent on the distribution of earnings, loans or other payments by our subsidiaries to us. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any of our subsidiaries, we, as an equity owner of such subsidiary, and therefore holders of our securities, including our notes, will be subject to the prior claims of such subsidiary’s creditors, including trade creditors, and any preferred equity holders. Any dividends declared by us, any payment by us of our indebtedness or other expenses, and all applicable taxes payable in respect of our net taxable income, if any, are paid from cash on hand and funds received from distributions, dividends, loans and/or other payments, primarily from our subsidiaries. Regulatory, tax restrictions or elections, and other legal or contractual restrictions may limit our ability to transfer funds freely from our subsidiaries. In particular, many of our subsidiaries, including our broker-dealer subsidiaries, are subject to laws, regulations, and self-regulatory organization rules that authorize regulatory bodies to block or reduce the flow of funds to a holding company, or that prohibit such transfers altogether in certain circumstances. These laws, regulations and rules may hinder our ability to access funds that we may need to meet our obligations. Certain debt and security agreements entered into by our subsidiaries contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral. To the extent that we need funds to pay dividends, repay indebtedness and meet other expenses, or to pay taxes on our share of BGC U.S.’s and BGC Global’ s net taxable income, and BGC U.S., BGC Global and their respective subsidiaries are restricted from making such distributions or dividends under applicable law, regulations, or agreements, or are otherwise unable to provide such funds, it could materially adversely affect our businesses, financial condition, results of operations and prospects, including our ability to maintain adequate liquidity or  to raise additional funding, including through access to the debt and equity capital markets.

Our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access lending markets, has in the past been and could in the future be adversely affected by conditions in the U.S. and international economy and markets, with the cost and availability of funding adversely affected by wider credit spreads, changes in interest rates and dislocations in capital markets. To the extent we are unable to access the debt capital markets on acceptable terms in the future, we may seek to raise funding and capital through equity issuances or other means.

Turbulence in the U.S. and international economy and markets may adversely affect our liquidity and funding positions, financial condition and the willingness of certain customers and counterparties to do business with each other or with us. Acquisitions and financial reporting obligations related thereto may impact our ability to access capital markets on a timely basis and may necessitate greater short-term borrowings during certain times, which in turn may adversely affect our cost of borrowing, financial condition, and creditworthiness, and as a result, potentially impact our credit ratings and associated outlooks.

Our funding base consists of longer-term capital (equity, notes payable and collateralized borrowings), shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We generally have had limited need for short-term unsecured funding. We may, however, need to access short-term funding sources in order to meet a variety of business needs from time to time, including, but not limited to, financing acquisitions as well as, ongoing business operations or activities such as hiring or retaining brokers, providing liquidity and funding fails, including in situations where we may not be able to access the capital markets in a timely manner when desired by us. While we have a credit facility in place, to the extent that our capital or other needs exceed the capacity of our existing funding sources or we are not able to access any of these sources, this could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are subject to risks associated with the current interest rate environment, and changes in interest rates may increase the cost of our debt financing.

Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure may result in the future, we may experience rising interest rates and increased debt refinancing costs.

Some of our borrowings have variable interest rates. As a result, a change in market interest rates could have a material adverse effect on our interest expense. In periods of rising interest rates, our cost of funds will increase, which could reduce our net income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, results of operations and prospects.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and interest expense cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk, impact our ability to obtain favorable credit ratings and prevent us from meeting or refinancing our obligations under our indebtedness.

Our indebtedness, which at December 31, 2018 was $768.7 million, may have important, adverse consequences to us and our investors, including:

•it may limit our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;

•it may limit our flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, our operations or businesses;
•it may impact our ability to obtain favorable credit ratings;
•our financial leverage may be higher than some of our competitors, which may place us at a competitive disadvantage;
•it may make us more vulnerable to downturns in the economy or our businesses;
•it may require a substantial portion of our cash flow from operations to make interest payments;
•it may make it more difficult for us to satisfy other obligations;

•it may increase the risk of a future downgrade of our credit ratings or otherwise impact our ability to obtain or maintain investment grade credit ratings, which could increase future debt costs and limit the future availability of debt financing;

•we may not be able to borrow additional funds or refinance existing debt as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase common stock; and

•there would be a material adverse effect on our businesses, financial condition, results of operations and prospects if we were unable to service our indebtedness or obtain additional financing or refinance our existing debt on terms acceptable to us.

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

We may incur substantial additional debt in the future, some of which may be secured debt. Under the terms of our existing debt, we are permitted under certain circumstances to incur additional debt, grant liens on our assets to secure existing or future debt, recapitalize our debt or take a number of other actions that could have the effect of diminishing our ability to make payments on our debt when due. To the extent that we borrow additional funds, the terms of such borrowings may contain more stringent financial covenants, change of control provisions, make-whole provisions or other terms that could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Our credit agreement contains restrictions that may limit our flexibility in operating our businesses.

Our revolving credit agreement contains covenants that could impose operating and financial restrictions on us, including restrictions on our ability to, among other things and subject to certain exceptions:

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

Indebtedness that we may enter into in the future, if any, could also contain similar or additional covenants or restrictions. Any of these restrictions could limit our ability to adequately plan for or react to market conditions and could otherwise restrict certain of our corporate activities. Any material failure to comply with these covenants could result in a default under the revolving credit agreement as well as instruments governing our future indebtedness. Upon a material default, unless such default were cured by us or waived by lenders in accordance with the revolving credit agreement, the lenders under such agreement could elect to invoke various remedies under the agreement, including potentially accelerating the payment of unpaid principal and interest, terminating their commitments or, however unlikely, potentially forcing us into bankruptcy or liquidation. In addition, a default or acceleration under such agreement could trigger a cross default under other agreements, including potential future debt arrangements. Although we believe that our operating results will be more than sufficient to cover all of these obligations, including potential future indebtedness, no assurance can be given that our operating results will be sufficient to service our indebtedness or to fund all of our other expenditures or to obtain additional or replacement financing on a timely basis and on reasonable terms in order to meet these requirements when due. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Credit rating downgrades or defaults by us could adversely affect us.

The credit ratings and associated outlooks of companies may be critical to their reputation and operational and financial success. A company’s credit ratings and associated outlooks are influenced by a number of factors, including: operating environment, regulatory environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, the company’s competitive position in the industry and its relationships in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances of that company or related companies warrant such a change. Any adverse ratings or reduction in the credit ratings of BGC Partners, Cantor or any of their other affiliates, and/or the associated outlook could adversely affect the availability of debt financing to us on acceptable terms, as well as the cost and other terms upon which we may obtain any such financing. In addition, credit ratings and associated outlooks may be important to clients in certain markets and in certain transactions. A company’s contractual counterparties may, in certain circumstances, demand collateral in the event of a credit ratings or outlook downgrade of that company. Further, interest rates, including with respect to our 5.375% Senior Notes due 2023, may increase in the event that our ratings decline.

As of December 31, 2018, BGC Partners’ public long-term credit ratings were BBB- and the associated outlooks were stable from both Fitch Ratings Inc. and Standard & Poor’s. Although we have taken steps in recent months to further strengthen our balance sheet and continue to improve our credit ratings, no assurance can be given that the credit ratings will remain unchanged. Any additional indebtedness that we incur, as well as any impact on our credit ratings and associated outlooks, may restrict our ability to raise additional capital or refinance debt on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

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

We may incur substantial additional debt in the future, some of which may be secured debt. We are not restricted under the terms of the indentures governing our 5.375% Senior Notes due 2023 and 5.125% Senior Notes from incurring additional debt, securing existing or future debt (with certain exceptions, including to the extent already secured), recapitalizing our debt or taking a number of other actions that are not limited by the terms of our debt instruments that could have the effect of diminishing our ability to make payments on our debt when due.

We may not have the funds necessary to repurchase the 5.375% Senior Notes due 2023 or the 5.125% Senior Notes upon a change of control triggering event as required by the indentures governing these notes.

Upon the occurrence of a “change of control triggering event” (as defined in the indentures governing the 5.375% Senior Notes due 2023 and the 5.125% Senior Notes), unless we have exercised our right to redeem such notes, holders of the notes will have the right to require us to repurchase all or any part of their notes at a price in cash equal to 100% of the then-outstanding aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient, available financial resources, or would be able to arrange financing, to repurchase the 5.375% Senior Notes due 2023 or the 5.125% Senior Notes upon a “change of control triggering event.” A failure by us to repurchase the notes when required would result in an event of default with respect to the notes. In addition, such failure may also constitute an event of default and result in the effective acceleration of the maturity of our other then-existing indebtedness.

The requirement to offer to repurchase the 5.375% Senior Notes due 2023 and the 5.125% Senior Notes upon a “change of control triggering event” may delay or prevent an otherwise beneficial takeover attempt of us.

The requirement to offer to repurchase the 5.375% Senior Notes due 2023 and the 5.125% Senior Notes upon a “change of control triggering event” may in certain circumstances delay or prevent a takeover of us and/or the removal of incumbent management that might otherwise be beneficial to investors in our Class A common stock.

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

IT Systems and Cyber-Security Risks

Defects or disruptions in our technology or services could diminish demand for our products and service and subject us to liability.

Because our technology, products and services are complex and use or incorporate a variety of computer hardware, software and databases, both developed in-house and acquired from third party vendors, our technology, products and services may have errors or defects. Errors and defects could result in unanticipated downtime or failure, and could cause financial loss and harm to our reputation and our business. We have from time to time found defects and errors in our technology, products and service and defects and errors in our technology, products or services may be detected in the future. In addition, our customers may use our technology, products and services in unanticipated ways that may cause a disruption for other customers. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies, products and services, and maintaining the quality standards that are consistent with our technology, products and services. Additionally, we intend to move some of our IT infrastructure in the U.K. during 2019 in connection with the relocation of the Company’s U.K. headquarters. Although we will take actions to protect against this and have redundancies in place, our technology, products or services could be negatively affected by the headquarters move. Since our customers use our technology, products and services for important aspects of their business and for financial transactions, any errors, defects, or disruptions in such technology, products and services or other performance problems with our technology, products and services could subject our customers to financial loss and hurt our reputation.

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

We rely on various third parties for computer and communications systems, such as telephone companies, online service providers, cloud computing providers, data processors, and software and hardware vendors. Our systems, or those of our third-party providers, may fail or operate slowly, causing one or more of the following, which may not in all cases be covered by insurance:

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

Our businesses require us to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. Developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of us and our clients entering into new businesses, jurisdictions and regulatory regimes, rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including malicious cyber-attack or other adverse events, which may adversely affect our ability to process these transactions or provide services or products.

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

There have been an increasing number of cyber-attacks in recent years in various industries, including ours, and cyber-security risk management has been the subject of increasing focus by our regulators. The techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our customers’ or other third parties’ operations, which could result in reputational damage, financial losses, customer dissatisfaction and/or regulatory penalties, which may not in all cases by covered by insurance. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our businesses, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Our regulators in recent years have increased their examination and enforcement focus on all matters of our business, especially matters relating to cyber-security threats, including the assessment of firms’ vulnerability to cyber-attacks. In particular, regulatory concerns have been raised about firms establishing effective cyber-security governance and risk management policies, practices and procedures; protecting firm networks and information; identifying and addressing risk associated with remote access to client information and fund transfer requests; identifying and addressing risks associated with customers business partners, counterparties, vendors, and other third parties, including exchanges and clearing organizations; preventing and detecting unauthorized activities; adopting effective mitigation and business continuity plans to address the impact of cyber-security breaches; and establishing protocols for reporting cyber-security incidents. As we enter new jurisdictions or different product area verticals, we may be subject to new areas of risk or to cyber-attacks in areas in which we have less familiarity and tools. A technological breakdown could also interfere with our ability to comply with financial reporting requirements. The SEC has issued guidance stating that, as a public company, we are expected to have controls and procedures that relate to cybersecurity disclosure, and are required to disclose information relating to certain cyber-attacks or other information security breaches in disclosures required to be made under the federal securities laws. While any insurance that we may have that covers a specific cyber-security incident may help to prevent our realizing a significant loss from the incident, it would not protect us from the effects of adverse regulatory actions that may result from the incident or a finding that we had inadequate cyber-security controls, including the reputational harm that could result from such regulatory actions.

Additionally, data privacy is subject to frequently changing rules and regulations in countries where we do business. For example, the EU adopted a new regulation that became effective in May 2018, the GDPR, which requires entities both in the European Economic Area and outside to comply with new regulations regarding the handling of personal data. In addition to the increased cost of compliance, our failure to successfully implement or comply with appropriate processes to adhere to the GDPR and other requirements relating to personal data could result in substantial financial penalties for non-compliance and could harm our reputation.

Natural Disasters, Weather-Related Events, Terrorist Attacks, and Other Disruptions to Infrastructure

Our ability to conduct our businesses may be materially adversely impacted by catastrophic events, including natural disasters, weather-related events, terrorist attacks, and other disruptions.

We may encounter disruptions involving power, communications, transportation or other utilities or essential services depended on by us or by third parties with whom we conduct business. This could include disruptions as the result of natural disasters, pandemics, or weather-related or similar events (such as fires, hurricanes, earthquakes, floods, landslides and other natural conditions including the effects of climate change) political instability, labor strikes or turmoil or terrorist attacks. For example, during 2012, our own operations at that time in the northeastern United States, and in particular New York City, were impacted by Hurricane Sandy, in some cases significantly. Similarly, in 2017 and 2018, several parts of the United States, including Texas, Florida, the Carolinas and Puerto Rico, sustained significant damage from hurricanes and California sustained significant damage from wildfires and landslides. Similar disruptions may occur in any of the locations in which we, our counterparties or our customers do business. We continue to assess the impact on our counterparties and customers and what impact, if any, these events could have on our businesses, financial condition, results of operations and prospects.

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

Such events can result in significant injuries and loss of life, which could result in material financial liabilities, loss of business and reputational harm. They can also impact the availability and/or loss of commercial insurance policies for our businesses.

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

Environmental Liabilities and Regulations; Climate Risks

Our operations are affected by federal, state and/or local environmental laws in the jurisdictions in which we maintain office space for our operations and we may face liability with respect to environmental issues occurring at properties that we occupy.

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

Howard W. Lutnick, who serves as our Chief Executive Officer and  as Chairman of us and Newmark, is also the Chairman of the Board, President and Chief Executive Officer of Cantor and President of CFGM, the managing partner of Cantor. Stephen M. Merkel, who serves as our Executive Vice President and General Counsel, is employed as Executive Managing Director, General Counsel and Secretary of Cantor and Executive Vice President and Chief Legal Officer of Newmark. In addition, Messrs. Lutnick and Merkel also hold offices at various other affiliates of Cantor. These two key employees are not subject to employment agreements with us or any of our subsidiaries.

Currently, Mr. Lutnick and Mr. Merkel each typically spends at least 50% of his time on our matters, with a portion of that time devoted to Newmark matters, although these percentages may vary depending on business developments at us or Newmark or Cantor or any of our or Cantor’s other affiliates. For 2017, Mr. Lutnick devoted approximately 50% and Mr. Merkel devoted approximately 20% of that time to Newmark matters. For 2018, both Messrs. Lutnick and Merkel devoted approximately 50% of that time to Newmark matters. As a result, these key employees (and others in key executive or management roles whom we may hire from time to time) dedicate only a portion of their professional efforts to our businesses and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or Cantor. These two key employees may not be able to dedicate adequate time to our businesses and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

The BGC Holdings limited partnership agreement and the Newmark Holdings limited partnership agreement to the extent that our executive officers and employees continue to have Newmark Holdings limited partnership units following the Spin-Off, which includes non-competition and other arrangements applicable to our key employees who are limited partners of BGC Holdings and/or Newmark Holdings, may not prevent our key employees, including Messrs. Lutnick and Merkel, whose employment by Cantor is not subject to these provisions in the limited partnership agreement, from resigning or competing against us. In addition, our success has largely been dependent on the efforts of Mr. Lutnick and our President, Shaun Lynn, and other executive officers. Should Mr. Lutnick leave or otherwise become unavailable to render services to us, control of us would likely pass to Cantor, and indirectly pass to the then-controlling stockholder of CFGM (which is Mr. Lutnick), Cantor’s managing general partner, or to such other managing general partner as CFGM would appoint, and as a result control could remain with Mr. Lutnick. If any of our key employees were to join an existing competitor, form a competing company, offer services to Cantor or any affiliates that compete with our services or otherwise leave us, some of our customers could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

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

Seasonality

The markets in which we operate are generally affected by seasonality, which could have a material adverse effect on our results of operations in a given period.

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

Income Tax Regulations

We may be adversely affected by the impact of recent income tax regulations.

On October 13, 2016, the U.S. Department of the Treasury (“Treasury”) and the IRS released final regulations regarding the treatment of certain related party corporate debt as equity for U.S. federal income tax purposes. These final regulations include provisions that may adversely affect the tax consequences of common transactions, including intercompany obligations and/or financing. These changes are expected to impact many companies in the financial services sector, including several of our customers and competitors. Further, these regulations could have an adverse impact on our income tax position or could possibly cause us to change the manner in which we conduct certain financial activities in ways that impose other costs on us. These regulations are highly complex and there is limited guidance regarding their application. Accordingly, we are unable to predict the extent, if any, to which such regulations would have a material and adverse effect on our business, financial condition, results of operations and prospects.

On December 22, 2017, “H.R.1,” formerly known as the “Tax Cuts and Jobs Act (the “Tax Act”)” was signed into law in the U.S. During 2018, the Treasury and the IRS released proposed regulations associated with certain provisions of the Tax Act to provide taxpayers with additional guidance. The Tax Act is expected to have a favorable impact on the Company’s effective tax rate and net income as reported under generally accepted accounting principles in 2018 and subsequent reporting periods to which the Tax Act is effective due to the reduction in the Federal income tax rate from 35% to 21%. The impact of the Tax Act may differ from our estimate for the provision for income taxes, possibly materially, due to, among other things, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by the Company as a result of the Tax Act.

OTHER GENERAL BUSINESS RISKS

General Market Conditions

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

We also face existing and potential competition from large exchanges, which seek or may seek to migrate trading from the inter-dealer market to their own. Consolidation and concentration of market share are occurring in this area as well. For example, in recent years, CME Group Inc. acquired NEX Group plc; BATS Global Markets acquired the foreign-exchange trading venue, Hotspot from KCG Holdings which was acquired by Virtu in 2017, while BATS itself was acquired by CBOE. In addition, the Hong Kong Exchange and Clearing Limited acquired the London Metal Exchange; and ICE completed the acquisition of NYSE Euronext. Consolidation among exchanges may increase their financial resources and ability to compete with us.

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

For example, as of December 26, 2018, the U.S. Federal Reserve held approximately $3.1 trillion worth of long-dated U.S. Treasury and Federal Agency securities which are not being traded or hedged. This compares to $1.7 trillion at the beginning of 2011 and zero prior to September 2008. This has reduced volatility and volumes for listed and OTC interest rate products in the U.S. Although the Federal Reserve has ceased purchases, it continues to hold substantially all of the securities purchased. In addition, despite the recent increase in interest rates, the Federal Reserve may continue to use traditional methods to keep short-term interest rates low by historical standards.

Recently, central banks in other jurisdictions, including the EU, Japan and the United Kingdom, have undertaken quantitative easing and other steps aimed at reducing interest rates and stimulating their economies through monetary policy. In these jurisdictions also, interest rates are expected to remain low by historical standards for some time to come.

Similarly, global FX volumes have been muted over various periods during the past several years, largely because certain major central banks, such as those in Japan and China, intervened to keep global currencies from appreciating, and because low interest rates (themselves partially a result of quantitative easing) in most major economies make carry-trade strategies less appealing for FX market participants. In addition, increased capital requirements for banks and other financial institutions are likely to result in increased holdings of government securities, which holdings will be less likely to be traded or hedged, thus reducing further transaction volumes in those securities. Since the new capital requirements make it more expensive for the banks and other financial institutions to hold assets other than government securities, the new requirements may also reduce their trading and hedging activities in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. Moreover, many of our large bank customers have faced increasing regulatory scrutiny of their rates and FX businesses, and this may negatively impact industry volumes. These central banking policies may materially adversely affect our businesses, particularly our rates and FX operations.

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

In November 2018, the CFTC proposed significant revisions to CFTC Rule Part 37, which relates to SEFs.  The proposed rules would significantly affect the trading of swaps and the facilities offering swaps trading.  The Chairman of the CFTC has recently indicated that the comment period on the proposed rules has been extended to March 15, 2019.   The proposed rules would allow for trading through “any means of interstate commerce” rather than the two methods prescribed under the current rules.  The proposed rules may also expand the number and type of swaps required to be executed on SEFs.  If these rules are passed, the Company’s SEFs will need to make numerous changes to facilitate trading under the new regulatory framework.

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

Risks related to our Insurance business.

Our Insurance business could be affected by the occurrence of multiple unforeseen catastrophic events, such as natural disasters, during a 12-month period. The resulting customer claims would negatively impact insurer profits thereby resulting in increased insurance premiums and/or a withdrawal of capital from the global insurance market.

The global insurance market is subject to economic or geopolitical uncertainties. Significant fluctuations to the oil price caused by such uncertainties could affect many of our core customers businesses. The U.K. exit from the EU will affect the way our U.K. insurance businesses can transact business with customers in the EU.

The Insurance sector continues to see consolidation and the success of our insurance business will rely on being able to attract and maintain the best talent in a competitive environment.

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

Many aspects of our businesses, like those of other financial intermediary firms, are subject to significant capital requirements. In the U.S., the SEC, FINRA, the CFTC, the NFA and various other regulatory bodies have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of these entities’ activities. Five of our subsidiaries, BGCF, GFI Securities LLC, Kyte Securities LLC, Sunrise Brokers LLC and Mint are registered with the SEC and subject to the Uniform Net Capital Requirements. As FCMs, BGCF and Mint are also subject to CFTC capital requirements. In December of 2018, BGCF submitted an application with the CFTC to withdraw its FCM license.  After the withdrawal is approved, BGCF will conduct its business as an Introducing Broker registered with the NFA.  BGCF is also a member of the FICC, which imposes capital requirements on its members. We also hold a 49% limited partnership interest in Aqua, a U.S. registered broker-dealer and ATS. These entities are subject to SEC, FINRA, CFTC and NFA net capital requirements. In addition, our SEFs, BGC Derivative Markets and GFI Swaps Exchange, are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.

Our international operations are also subject to capital requirements in their local jurisdictions. BGC Brokers L.P., BGC European Holdings, L.P, GFI Brokers Limited, GFI Securities Limited and Sunrise Brokers LLP, which are based in the U.K., are currently subject to capital requirements established by the FCA. The FCA applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. EU policymakers are currently reviewing the capital regime applicable to EU Investment Firms.

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

Changes in legislation and in the rules and regulations promulgated by the SEC, FINRA, the CFTC, the NFA, the U.S. Treasury, the FCA, the European Commission, ESMA and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of broker-dealers and could result in restrictions in the way we conduct our businesses. For example, the U.S. Congress, the U.S. Treasury, the Board of Governors of the Federal Reserve System, SEC and the CFTC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. markets. MiFID II was published by the ESMA in September 2015, and implemented in January 2018.  MiFID II requires a significant part of the market in these instruments to trade on trading venues subject to pre- and post- trade transparency regimes and non-discriminatory fee structures and access.  In addition, it has had a particularly significant impact in a number of key areas, including corporate governance, transaction reporting, technology synchronization, best execution and investor protection.  MiFID II also introduced a new regulated execution venue category to accompany the existing Multilateral Trading Facility regime. The new venue category is known as an OTF and it captures much of the voice and hybrid oriented trading in EU, Certain of our existing EU derivatives and fixed income execution business now take place on OTFs, and we currently operate one OTF for each of the U.K. regulated entities, and one MTF under GFI Securities Limited. Authorization from the AMF has also been obtained to operate an OTF at Aurel BGC.   The upcoming European Commission will announce its legislative agenda for the next five years in Fall of 2019. The uncertainties resulting from the possibility of additional legislation and/or regulation could materially adversely impact our businesses. Failure to comply with any of these laws, rules or regulations could result in fines, penalties, restrictions or limitations on business activity, suspension or expulsion from the industry, any of which could have a material adverse effect upon us.

Similarly, while the Volcker Rule will not apply directly to us, once effective, the Volcker Rule may have a material impact on many of the banking and other institutions with which we do business or compete. There may be a continued uncertainty regarding the application of the Volcker Rule, its impact on various affected businesses, how those businesses will respond to it, and the effect that it will have on the markets in which we do business.

Other regulatory initiatives include Basel III (or the Third Basel Accord), a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk introduced by bank regulators in most, if not all, of the world’s major economies. Basel III is designed to strengthen bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. The ongoing adoption of these rules could restrict the ability of our large bank and broker-dealer customers to operate proprietary trading businesses and to maintain current capital market exposures under the present structure of their balance sheets, and will cause these entities to need to raise additional capital in order to stay active in our marketplaces. Meanwhile, global “Basel IV” standards will be adopted in the years to come. As a result, their businesses, results of operations, financial condition or prospects could be materially adversely affected, which might cause them to do less business. Such potential impact could materially adversely affect our revenues and profitability.

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

Republican Party control of both the U.S. Presidency and Senate could result in changes in legislation, regulations and priorities, including a freeze and review of pending regulations and possible revisions or relaxation of other regulations or initiatives, while Democratic Party control of the U.S. House of Representatives could result in policy disagreements with the President and Senate preventing the adoption of new legislation.  While we continue to have a compliance framework in place to comply with both existing and proposed rules and regulations, it is possible that the existing regulatory framework may be amended, which amendments could have a positive or negative impact on our businesses, financial condition, results of operations and prospects.

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

We depend to a large extent on our relationships with our customers and our reputation for integrity and high-caliber professional services to attract and retain customers. We are subject to the risk of failure of our employees to comply with applicable laws, rules and regulations or to be adequately supervised by their managers, and to the extent that such individuals do not meet these requirements, we may be subject to the risk of fines or other penalties as well as reputational risk. As a result, if our customers are not satisfied with our products or services, or our employees do not adhere to all applicable legal and professional standards, such matters may be more damaging to our businesses than to other types of businesses. Significant regulatory action or substantial legal liability against us could have a material adverse effect on our businesses, financial condition, results of operations and prospects, or cause significant reputational damage to us, which could seriously harm us.

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

The financial services industry is intensely competitive, and is expected to remain so. We primarily compete with three major, diversified inter-dealer brokers and financial intermediaries. These include NEX Group plc (“NEX”) (formerly known as ICAP plc and was acquired by CME Group Inc, in 2018), TP ICAP plc (“TP ICAP”) (formerly known as Tullett Prebon plc) and Compagnie Financiere Tradition (which is majority owned by Viel & Cie) (“Tradition”), TP ICAP and Tradition, are currently publicly traded companies. Other inter-dealer broker and financial intermediary competitors include a number of smaller, privately-held firms that tend to specialize in specific products and services or geographic areas.

We also compete with companies that provide alternative products and services, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and stock exchange markets for corporate equities, debt and other securities. We increasingly compete, directly or indirectly, with exchanges for the execution of trades in certain products, mainly in derivatives such as futures, swaps, options and options on futures. Certain exchanges have made and will likely continue to make attempts to move certain OTC-traded products to exchange-based execution, or to create listed derivatives products that mimic the qualities of similar OTC-traded products. We also compete with consortia, such as those operated by Tradeweb, which are created or funded from time to time by banks, broker-dealers and other companies involved in financial services, such as Refinitiv, the financial data firm co-owned by the Blackstone Group LP and Thomson Reuters Corporation to compete in various markets with exchanges and inter-dealer brokers. We may compete in OTC-traded products with platforms such as those owned by MarketAxess Holdings Inc., in fixed income products or various OTC FX platforms owned by exchanges such as

BATS and Deutsche Börse. In addition, financial data and information firms such as Refinitiv and Bloomberg L.P. operate trading platforms for both OTC and listed products, and may attempt to compete with us for trade execution in the future.

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

We currently provide products and services to customers in many foreign countries, and we may seek to further expand our operations into additional jurisdictions. On a consolidated basis, revenues from foreign countries were approximately $1.4 billion, or more than 70% of total revenues for the year ended December 31, 2018. In many countries, the laws and rules and regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local regulations in every jurisdiction. Our inability to remain in compliance with local laws and rules and regulations in a particular foreign jurisdiction could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. If we are unable to manage any of these risks effectively, our businesses could be adversely affected.

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

The credit ratings and associated outlooks of firms in the financial services industries, including us, may be critical to their reputation and operational and financial success. A firm’s credit ratings and associated outlooks are influenced by a number of factors, including but not limited to: operating environment, regulatory environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, the firm’s competitive position in the industry and its relationship with other firms. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances of that firm or related firms warrant such a change. Any reduction in credit ratings and/or the associated outlook could adversely affect the availability of debt financing on acceptable terms, as well as the cost and other terms upon which any such financing can be obtained. In addition, credit ratings and associated outlooks may be important to customers or counterparties in certain markets and in certain transactions. Additional collateral may be required in the event of a credit ratings or outlook downgrade.

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

In emerging market countries, we primarily conduct our businesses on an agency and matched principal basis, where the risk of counterparty default, inconvertibility events and sovereign default is greater than in more developed countries.

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

Concentration and Market Risk

The rates business is our largest product category, and we could be significantly affected by any downturn in the rates product market.

We offer our services in five broad product categories: rates, credit, foreign exchange, energy and commodities and equity and other asset classes. Our brokerage revenues are strongest in our rates products, which accounted for approximately 31.3% of our total brokerage revenues on a consolidated basis for the year ended December 31, 2018. While we focus on expanding and have successfully diversified our product offerings, we may currently be exposed to any adverse change or condition affecting the rates product market. Accordingly, the concentration of our businesses on rates products subjects our results to a greater market risk than if we had more diversified product offerings.

Due to our current customer concentration, a loss of one or more of our significant customers could materially harm our businesses, financial condition, results of operations and prospects.

For the year ended December 31, 2018, on a consolidated basis, our top ten customers collectively, accounted for approximately 34.6% of our total revenues. We have limited long-term contracts with certain of these customers. If we were to lose one or more of these significant customers for any reason, including as a result of further consolidation and concentration in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our businesses, financial condition, results of operations and prospects would materially suffer.

Our revenues and profitability could be reduced or otherwise materially adversely affected by pricing plans relating to commissions and fees on our trading platform.

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

Certain categories of trades settle for clearing purposes with CF&Co, one of our affiliates. CF&Co is a member of FINRA and the FICC, a subsidiary of the Depository Trust & Clearing Corporation. In addition, certain affiliated entities are subject to regulation by the CFTC, including CF&Co and BGC Financial. We, CF&Co, BGC Financial and other affiliates act in a matched principal or principal capacity in markets by posting and/or acting upon quotes for our account. Such activity is intended, among other things, to assist us, CF&Co and other affiliates in managing proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow. Similarly, when framing a market in a “name passing” marketplace, we and our affiliates may post quotations that we believe reflect contemporaneous and/or anticipated potential market interest in an effort to facilitate liquidity for market participants on our respective platforms. We and our affiliates use commercially reasonable efforts to find a counterparty for any resulting transactions, at the customary minimum size level for that market.

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

In addition, in recent years we have had considerable holdings of marketable securities received by us as consideration for the sale of certain businesses. These holdings include the shares of common stock of NASDAQ, Inc. that we received in exchange for a portion of our electronic benchmark Treasury platform. We may seek to manage the market risk exposure inherent in such holdings by minimizing the effect of price changes on a portion of such holdings through the use of derivative contracts. There can, however, be no assurance that our hedging activities will be adequate to protect us against price risks associated with these holdings, or that the costs of such hedging activities will not be significant. Further, any such hedging activities and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including unpredicted price movements, counterparty defaults or other risks that are unidentified or unanticipated. Any such events could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

We may have equity investments or profit sharing interests in entities whose primary business is proprietary trading. These investments could expose us to losses that could adversely affect our net income and the value of our assets.

We may have equity investments or profit sharing interests in entities whose primary business is proprietary trading. The accounting treatment applied for these investments varies depending on a number of factors, including, but not limited to, our percentage ownership or profit share and whether we have any influence or control over the relevant entity. Under certain accounting standards, any losses experienced by these entities on their investment activities could adversely impact our net income and the value of our assets. In addition, if these entities were to fail and cease operations, we could lose the entire value of our investment and the stream of any shared profits from trading.

Other General Risks

Our operations are global and exchange rate fluctuations and international market events could materially adversely impact our financial results.

Because our operations are global, we are exposed to risks associated with changes in foreign exchange rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of revenues and expenses, in particular with regard to British Pounds and Euros. In addition, changes in the remeasurement of our foreign currency denominated net assets are recorded as part of our results of operations and fluctuate with changes in foreign currency rates. We monitor our net exposure in foreign currencies and markets on a daily basis and hedge our exposure as deemed appropriate with highly rated major financial institutions. However, potential movements in the U.S. dollar against other currencies in which we earn revenues could materially adversely affect our financial results.

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

As of February 15, 2019, Cantor (including CFGM) beneficially owned all of the outstanding shares of our Class B common stock, representing approximately 61.1% of our total voting power. In addition, Cantor has the right to exchange exchangeable partnership interests in BGC Holdings into additional shares of Class B common stock, and pursuant to an exchange agreement with us, Cantor has the right to exchange shares of our Class A common stock for additional shares of Class B common stock.

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

We are a holding company with no direct operations and will be able to pay dividends, taxes and other expenses, and to make repurchases of shares our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in us or in our subsidiaries, only from our available cash on hand and funds received from distributions, loans or other payments, primarily from BGC U.S. and BGC Global. As discussed above, regulatory, tax restrictions or elections, and other legal or contractual restrictions may limit our ability to transfer funds freely from our subsidiaries. In addition, any unanticipated accounting, tax or other charges against net income could adversely affect our ability to pay dividends and to make repurchases.

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

Our Board of Directors has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on at least 75% of our “post-tax adjusted earnings per fully diluted share.” Our Board of Directors declared a dividend of $0.18 per share for the first three quarters of 2018 and following the Spin-Off, for the fourth quarter of 2018, declared a dividend of $0.14. The balance of any remaining adjusted earnings will be available to repurchase shares of our Class A common stock or redeem or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others

Our Board of Directors and our Audit Committee have authorized repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries as part of this policy, including those held by Cantor and/or its partners, our executive officers, other employees and partners. In August 2018, this authorization was renewed and increased to $300 million. As of February 6, 2019, we had approximately $266.2 million remaining under this $300 million authorization and may continue to actively make such repurchases or purchases, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive from BGC U.S. and BGC Global in our businesses. Accordingly, there can be no assurance that future dividends will be paid or that dividend amounts will be maintained at current or future levels.

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

The dual class structure of our common stock may adversely affect the trading market for such Class A common stock.

S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, namely, to exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

If we or BGC Holdings were deemed an “investment company” under the Investment Company Act of 1940 (which we refer to as the “Investment Company Act”), the Investment Company Act’s restrictions could make it impractical for us to continue our businesses and structure as contemplated and could materially adversely affect our businesses, financial condition, results of operations, and prospects.

Generally, an entity is deemed an “investment company” under Section 3(a)(1)(A) of the Investment Company Act if it is primarily engaged in the business of investing, reinvesting, or trading in securities, and is deemed an “investment company” under Section 3(a)(1)(C) of the Investment Company Act if it owns “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government Securities and cash items) on an unconsolidated basis.  We believe that neither we nor BGC Holdings should be deemed an “investment company” as defined under Section 3(a)(1)(A) because neither of us is primarily engaged in the business of investing, reinvesting, or trading in securities.  Rather, through our operating subsidiaries, we and BGC Holdings are primarily engaged in the operation of various types of broker-dealer businesses as described in this report.  Neither we nor BGC Holdings is an “investment company” under Section 3(a)(1)(C) because more than 60% of the value of our total assets on an unconsolidated basis are interests in majority-owned subsidiaries that are not themselves “investment companies.”  In particular, our BGC broker-dealer subsidiaries are entitled to rely on, among other things, the broker-dealer/market intermediary exemption in Section 3(c)(2) of the Investment Company Act.

To ensure that we and BGC Holdings are not deemed “investment companies” under the Investment Company Act, we need to be primarily engaged, directly or indirectly, in the non-investment company businesses of our operating subsidiaries.  If we were to cease participation in the management of BGC Holdings, if BGC Holdings, in turn, were to cease participation in the management of the BGC OpCos, or if the BGC OpCos, in turn, were to cease participation in the management of our BGC operating subsidiaries, that would increase the possibility that we and BGC Holdings could be deemed “investment companies.”  Further, if we were deemed not to have a majority of the voting power of BGC Holdings (including through our ownership of the Special Voting Limited Partnership Interest), if BGC Holdings, in turn, were deemed not to have a majority of the voting power of the BGC OpCos (including through its ownership of Special Voting Limited Partnership Interests), or if the BGC OpCos, in turn, were deemed not to have a majority of the voting power of our BGC operating subsidiaries, that would increase the possibility that we and BGC Holdings could be deemed “investment companies,” our interests in BGC Holdings could be deemed “investment securities,” and we and BGC Holdings could be deemed “investment companies.”

We expect to take all legally permissible action to ensure that we and BGC Holdings are not deemed investment companies under the Investment Company Act, but no assurance can be given that this will not occur.

The Investment Company Act and the rules thereunder contain detailed prescriptions for the organization and operations of investment companies.  Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, limit the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements.  If anything were to happen that would cause us or BGC Holdings to be deemed to be an “investment company” under the Investment Company Act, the Investment Company Act would limit our or its capital structure, ability to transact business with affiliates (including Cantor, BGC Holdings or the BGC OpCos as the case may be), and ability to compensate key employees.  Therefore, if we or BGC Holdings became subject to the Investment Company Act, it could make it impractical to continue our businesses in this structure, impair agreements and arrangements, and impair the transactions contemplated by those agreements and arrangements, between and among us, BGC Holdings and the BGC OpCos, or any combination thereof, and materially adversely affect our businesses, financial condition, results of operations, and prospects.

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

We may be required to pay Cantor for a significant portion of the tax benefit, if any, relating to any additional tax depreciation or amortization deductions we claim as a result of any step up in the tax basis of the assets of BGC U.S. or BGC Global resulting from exchanges of interests in BGC Holdings (together with, prior to the Spin-Off, interests in Newmark Holdings) for our common stock.

Certain partnership interests in BGC Holdings may be exchanged for shares of BGC Partners common stock. In the vast majority of cases, the partnership units that become exchangeable for shares of BGC common stock are units that have been granted as compensation, and, therefore, the exchange of such units will not result in an increase in BGC’s share of the tax basis of the tangible and intangible assets of BGC U.S., BGC Global and/or Newmark OpCo. However, exchanges of other partnership units – including non-tax-free exchanges of units by Cantor – could result in an increase in the tax basis of such tangible and intangible assets that otherwise would not have been available, although the Internal Revenue Service may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the Internal Revenue Service. These increases in tax basis, if sustained, may reduce the amount of tax that BGC would otherwise be required to pay in the future. In such circumstances, the tax receivable agreement that BGC entered into with Cantor provides for the payment by BGC to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax or franchise tax that BGC actually realizes as a result of these increases in tax basis and certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. It is expected that BGC will benefit from the remaining 15% cash savings, if any, in income tax that we realize.

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

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which has acted and may continue to act as our sales agent in our controlled equity offerings from time to time and provides us with additional investment banking services. In addition, other affiliates of Cantor may provide us with advice and services from time to time.

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which has acted in the past and may continue to act as our sales agent in our controlled equity offerings, including pursuant to a controlled equity offering sales agreement entered into on March 9, 2018 (the “Sales Agreement”). We may enter into similar agreements in the future.  Pursuant to the Sales Agreement, we may offer and sell up to $300 million of shares of our Class A common stock. Under the Sales Agreement, we agree to pay CF&Co 2% of the gross proceeds from the sale of shares of our Class A common stock.

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

In addition, Cantor, CF&Co and their affiliates have provided investment banking services to us and our affiliates in the past, and may be expected to do so in the future, including acting as our financial advisor in connection with business combinations, dispositions, or other transactions, including the acquisition of GFI, and placing or recommending to us various investments, stock loans or cash management vehicles. They receive customary fees and commissions for these services in accordance with our investment banking engagement letter with CF&Co. They may also receive brokerage and market data and analytics products and services from us and our respective affiliates. From time to time, CF&Co may make a market in our notes. We also provide to and receive from Cantor and its affiliates various administrative services.

Risks Related to Our Class A Common Stock

Purchasers, as well as existing stockholders, may experience significant dilution as a result of offerings of shares of our Class A common stock, which may occur from time to time as well as other potential forms of employee share monetization, including issuance of shares to employees and partners which may be sold through broker transactions.

The Sales Agreement with CF&Co currently remains in effect to assist us with partner and employee sales of shares of Class A common stock, which may occur from time to time, as well as other potential forms of employee share monetization including issuance of shares to employees and partners which may be sold through broker transactions.  The Sales Agreement provides for the issuance and sale of up to $300 million of shares of our Class A common stock of our Class A common stock from time to time on a delayed or continuous basis. As of February 15, 2019, we have issued and sold approximately $204.5 million of shares of our Class A common stock under the Sales Agreement, with approximately $95.5 million of shares of Class A common stock remaining to be sold under the Agreement  Further, we have an effective shelf registration statement on Form S-4 with respect to the offer and sale of up to an aggregate of 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of February 15, 2019, we have issued an aggregate of 12.8 million shares of Class A common stock under the Form S-4, all in connection with acquisitions. In addition, in connection with the conversion of our 8.75% Convertible Senior Notes due April 15, 2015, on April 13, 2015 we issued to Cantor in a private placement 24,042,599 shares of our Class A common stock, and in connection with the JPI Back-End Merger to complete our acquisition of GFI, on January 12, 2016 we issued to the JPI stockholders in a private placement 23,481,192 shares of Class A common stock; in both cases, we filed effective shelf registration statements on Form S-3, registering such shares of Class A common stock for resale. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to an aggregate of 10 million shares of our Class A common stock under our Dividend Reinvestment and Stock Purchase Plan. As of February15, 2019, we have issued approximately 0.4 million shares of our Class A common stock under such Plan. We have filed a number of registration statements on Form S-8 pursuant to which we have registered the shares underlying our Long Term Incentive Plan. As of December 31, 2018, there were 154.9 million shares remaining for sale under such registration statements.

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

Because we intend to use the net proceeds from any sales of shares of our Class A common stock under the Sales Agreement from time to time, and may use the net proceeds from future offerings, for general corporate purposes, which, among other things, are expected to include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases, investors should be aware that such net proceeds will not be available for other corporate purposes, and that, depending upon the timing and prices of such repurchases of shares and purchases of units and of the sales of our shares under the Sales Agreement and the liquidity and depth of our market, we may sell a greater aggregate number of shares, at a lower average price per share, under the Sales Agreement than the number of shares or units repurchased or purchased, thereby increasing the aggregate number of shares and units outstanding and potentially decreasing our earnings per share.

In the event that we make any such sales, we intend to use any net proceeds of the sale of shares of Class A common stock from time to time under the Sales Agreement, and may use the net proceeds from any future offerings, for general corporate purposes, which among other things, are expected to include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries, from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases. From January 1, 2018 to December 31, 2018, we repurchased an aggregate of 0.8 million shares of Class A common stock at an aggregate purchase price of approximately $10.4 million with an average repurchase price of $13.23 per share.  During that period, we redeemed for cash an aggregate of 0.4 million limited partnership units at an average price of $13.17 per unit and an aggregate of 0.1 thousand founding/working partner units at an average price of $12.86 per unit. In the future, we may continue to repurchase shares of our Class A common stock and redeem or partnership units from Cantor, our executive officers, other employees, partners, and others, and these repurchases and purchases may be significant.

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

The market price of our Class A common stock has fluctuated significantly, and the market price of our Class A common stock may continue to do so depending upon many factors, including our actual results of operations and perceived prospects, the prospects of our competition and of the financial markets in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, seasonality, changes in general valuations for companies in our business segments, changes in general economic or market conditions and broad market fluctuations. BGC’s fully-diluted and float-adjusted market capitalizations decreased on December 3, 2018 as a result of the Spin-Off of Newmark.  Prior to the Spin-Off of Newmark, BGC’s ownership stake in Newmark made up a significant portion of the Company’s valuation and contributed to fluctuations in the market price of our Class A common stock. The market price of our Class A common stock may continue to be subject to similar market fluctuations, which may be unrelated to our operating performance or prospects, and increased volatility could result in a decline in the market price of our Class A common stock. Declines in the price of our Class A common stock may adversely affect our ability to recruit and retain key employees, including brokers, salespeople, managers and other professionals.

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

In addition to sales of shares of our Class A common stock from time to time pursuant to our controlled equity offerings, our acquisition shelf, and our dividend reinvestment plan discussed above, events which could have such an effect include the following:

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

We have offices in the United States, Canada, Europe, United Kingdom, Latin America, Asia, Africa and the Middle East. Our principal executive offices are located at 499 Park Avenue, New York, New York. We also occupy a space at 199 Water Street, New York, New York, which serves as a trading operation for our Financial Services businesses and space at 55 Water Street, New York, New York, which serves as the headquarters of our GFI division. Under the Administrative Services Agreement with Cantor, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the terms of the leases for such spaces.

Our largest presence outside of the New York metropolitan area is in London, located at One Churchill Place, London, E14 5RD. During 2019, we will be relocating our London offices to Five Churchill Place, London, E14 5HU, which is next door to our current London offices.

We currently occupy concurrent computing centers in Weehawken, New Jersey, Secaucus, New Jersey and Trumbull, Connecticut. In addition, we occupy three data centers in the United Kingdom located in Canary Wharf, Romford and Snowden Street respectively. Our U.S. operations also have office space in Princeton, New Jersey, Edison, New Jersey, Palm Beach Gardens, Florida, Garden City, New York, Sugar Land, Texas, and Chicago, Illinois.

Our former Real Estate Services business’ principal executive offices are located at 125 Park Avenue, New York, New York. Our former Real Estate Services business, operates out of 129 offices in the United States (in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Virginia, Washington and the District of Columbia). In addition, Newmark has licensed its name to 15 commercial real estate providers that operate out of 27 offices in certain locations where Newmark does not have its own offices. Newmark’s partner, Knight Frank, operates out of over 500 offices.

ITEM 3.	LEGAL PROCEEDINGS

See Note 20—“Commitments, Contingencies and Guarantees” to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and the section under the heading “Derivative Suit” included in Part I, Item 7 of this Annual Report on Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of our legal proceedings, which are incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the NASDAQ Global Select Market under the symbol “BGCP.” There is no public trading market for our Class B common stock, which is held by Cantor and CFGM.

As of February 21, 2019, there were 750 holders of record of our Class A common stock and two holders of record of our Class B common stock.

Dividend Policy

Our Board of Directors has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on at least 75% of our “post-tax adjusted earnings per fully diluted share.” Our Board of Directors declared a dividend of $0.18 per share for the first three quarters of 2018 and following the Spin-Off, for the fourth quarter of 2018, declared a dividend of $0.14. The balance of any remaining adjusted earnings will be available to repurchase shares of our Class A common stock or redeem or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others. Please see below for a detailed definition of “post-tax adjusted earnings per fully diluted share.”

Our Board of Directors and our Audit Committee have authorized repurchases of shares of our Class A common stock and redemptions or purchase of BGC Holdings limited partnership interests or other equity interests in us or in subsidiaries, from Cantor, our executive officers, other employees, partners and others. On August 1, 2018, our Board of Directors renewed and increased the authorization to $300 million. As of December 31, 2018, we had approximately $266.2 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.

We expect to pay such dividends, if and when declared by our Board of Directors, on a quarterly basis. The dividend to our common stockholders is expected to be calculated based on post-tax adjusted earnings allocated to us and generated over the fiscal quarter ending prior to the record date for the dividend. No assurance can be made, however, that a dividend will be paid each quarter.

The declaration, payment, timing and amount of any future dividends payable by us will be at the sole discretion of our Board of Directors. We are a holding company, with no direct operations, and therefore we are able to pay dividends only from our available cash on hand and funds received from distributions from BGC U.S. OpCo and BGC Global OpCo. Our ability to pay dividends may also be limited by regulatory considerations as well as by covenants contained in financing or other agreements. In addition, under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our capital (as defined under Delaware law), or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Accordingly, any unanticipated accounting, tax, regulatory or other charges against net income may adversely affect our ability to declare and pay dividends. While we intend to declare and pay dividends quarterly, there can be no assurance that our Board of Directors will declare dividends at all or on a regular basis or that the amount of our dividends will not change.

Share Repurchases and Unit Purchases

Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, including Cantor employees and partners. In February 2014, our Audit Committee authorized such repurchases of stock or units from Cantor employees and partners. On October 27, 2015, our Board of Directors and Audit Committee increased the share repurchase and unit redemption authorization to $300 million. On February 7, 2017, the Company’s, Board of Directors and Audit Committee again increased the Company’s share repurchase and unit redemption authorization to $300 million. On August 1, 2018, our Board of Directors and Audit Committee again renewed and increased the authorization to $300 million. As of December 31, 2018, we had approximately $266.2 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.

During the year ended December 31, 2018, we repurchased 0.8 million shares of our Class A common stock at an aggregate purchase price of approximately $10.4 million for an average price of $13.23 per share.

During the fourth quarter of 2018, we repurchased 0.1 million shares of our Class A common stock at an aggregate purchase price of $0.6 million for an average price of $11.72 per share.

PERFORMANCE GRAPH

The performance graph below shows a comparison of the cumulative total stockholder return, on a net dividend reinvestment basis (other than the dividend that effected the Spin-Off), of $100 invested on December 31, 2013, measured on December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017, and December 31, 2018. The Peer Group consists of Compagnie Financière Tradition SA and TP ICAP plc. In December 2016, Tullett Prebon plc acquired ICAP plc’s global hybrid voice broking and information businesses and became TP ICAP plc. The stock performance of TP ICAP plc before December 29, 2016 reflects the performance of Tullett Prebon plc. NEX Group plc, which was formerly in the Peer Group, is excluded due to its acquisition by CME Group Inc. on November 2, 2018. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average.

Following the Spin-Off, all historical prices for BGCP have been restated using an adjustment factor based on the closing prices of BGCP and NMRKV on November 18, 2018, with NMRKV being the when-issued market for the additional shares of Newmark Group, Inc. Class A common stock that traded on Nasdaq from November 20, 2018 until November 30, 2018. This formula for calculating the adjustment factor was 1 – (NMRKV Price on 11/30 times the final Distribution Ratio)/(BGCP closing price on 11/30).  All historical BGCP prices have been multiplied by this factor to determine their adjusted historical prices as if BGC had owned only its Financial Services segment during the entire 5-year period covered by the BGCP performance graph.  In addition, in light of this adjustment, BGC has eliminated the performance graph for its former peer group that consisted only of real estate services companies.

Total returns are shown on a “net dividend” basis, which tax effects dividend reinvestments from companies operating under certain U.K. and European tax jurisdictions, according to local tax laws.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among BGC Partners, Inc., the S&P 500 Index and

Peer Group

*	$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.

Note: Peer group indices use beginning of period market capitalization weighting. The above graph was prepared by Zacks Investment Research, Inc. and used with their permission, all rights reserved, Copyright 1980-2018. S&P 500 is Copyright © 2018 S&P Dow Jones Indices LLC, a division of S&P Global, all rights reserved.

Partnership and Equity Repurchases

The following table details our share repurchase activity during the fourth quarter of 2018, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced repurchase program and the approximate value that may yet be purchased under such program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1, 2018 through October 31, 2018	53,986	$11.72	53,986
November 1, 2018 through November 30, 2018	—	$—	—
December 1, 2018 through December 31, 2018	—	$—	—
Total	53,986	$11.72	53,986	$266,247,326

Certain Definitions

We use non-GAAP financial measures that differ from the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). Non-GAAP financial measures used by the Company include “pre-tax Adjusted Earnings” “post-tax Adjusted Earnings”, and “Adjusted EBITDA”. Adjusted Earnings and Adjusted EBITDA exclude charges with respect to grants of exchangeability. Whenever GAAP charges with respect to grants of exchangeability are discussed by the Company, such charges reflect the right of holders of limited partnership units with no capital accounts, such as LPUs and PSUs, to exchange these units into shares of common stock, or into partnership units with capital accounts, such as HDUs, as well as cash paid with respect to taxes withheld or expected to be owed by the unit holder upon such exchange.

The withholding taxes related to the exchange of certain non-exchangeable units without a capital account into either common shares or units with a capital account may be funded by the redemption of preferred units such as PPSUs. Any preferred units would not be included in the Company’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain limited partnership units that may be granted exchangeability at ratios designed to cover any withholding taxes expected to be paid by the unit holder upon exchange. This is an alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.

Adjusted Earnings and Adjusted EBITDA exclude GAAP charges with respect to the grant of an offsetting amount of common stock in connection with the redemption of non-exchangeable units, including PSUs and LPUs. Such charges are economically similar to grants of exchangeability and reflect the value of the common stock issued. These charges are non-dilutive, as the units had been included when issued for diluted earnings per share calculations.

In addition, Adjusted Earnings and Adjusted EBITDA exclude GAAP charges with respect to allocations of net income to limited partnership units and FPUs. Such allocations represent the pro-rata portion of post-tax GAAP earnings available to such unit holders. These units are in the fully diluted share count and may be made exchangeable into shares of common stock or, when applicable, into partnership units with capital accounts that may be made exchangeable into common shares. When such units are exchanged into common shares, unit holders become entitled to cash dividends rather than cash distributions. The Company views such allocations as intellectually similar to dividends on common shares. Because dividends paid on common shares are not an expense under GAAP, management believes similar allocations of income to unit holders should also be excluded when analyzing the Company’s results on a fully diluted share basis with respect to Adjusted Earnings and Adjusted EBITDA.

Adjusted Earnings calculations also exclude certain unusual, one-time, non-ordinary or non-recurring items, if any, including certain gains and charges with respect to acquisitions, dispositions, or resolutions of litigation. These items are excluded from Adjusted Earnings because the Company views excluding such items as a better reflection of the ongoing operations of BGC.

Adjusted Earnings Defined

BGC Partners uses non-GAAP financial measures including, but not limited to, “pre-tax Adjusted Earnings” and “post-tax Adjusted Earnings”, which are supplemental measures of operating results that are used by management to evaluate the financial performance of the Company and its consolidated subsidiaries. BGC believes that Adjusted Earnings best reflect the operating earnings generated by the Company on a consolidated basis and are the earnings which management considers when managing its business. The following definitions have been updated to reflect only BGC’s continuing operations, which excludes the impact of the Company’s former subsidiary, Newmark.

As compared with “income (loss) from continuing operations before income taxes” and “net income (loss) from continuing operations per fully diluted share”, all prepared in accordance with GAAP, Adjusted Earnings calculations primarily exclude certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash by the Company and/or which do not dilute existing stockholders, as described below. In addition, Adjusted Earnings calculations exclude certain gains and charges that management believes do not best reflect the ordinary results of BGC.

Adjustments Made to Calculate Pre-Tax Adjusted Earnings

BGC defines pre-tax Adjusted Earnings as GAAP income (loss) from continuing operations before income taxes and noncontrolling interest in subsidiaries, excluding items such as:

•	Non-cash GAAP asset impairment charges, if any;
•	Allocations of net income to limited partnership units and FPUs;

•	Non-cash GAAP charges related to the amortization of intangibles with respect to acquisitions;
•

GAAP charges relating to grants of exchangeability of partnership units with no capital accounts into shares of common stock or into partnership units with capital accounts, and, in conjunction with the exchange of such units, the redemption of preferred units;

•	GAAP charges with respect to the grant of an offsetting amount of common stock in connection with the redemption of certain units; and
•	Unusual, one-time, non-ordinary, or non-recurring items.

Virtually all of BGC’s key executives and producers have equity or partnership stakes in the Company and its subsidiaries and generally receive deferred equity or limited partnership units as part of their compensation. A significant percentage of BGC’s fully diluted shares are owned by its executives, partners and employees. The Company issues limited partnership units as well as other forms of equity-based compensation, including grants of exchangeability into shares of common stock, to provide liquidity to its employees, to align the interests of its employees and management with those of common stockholders, to help motivate and retain key employees, and to encourage a collaborative culture that drives cross-selling and revenue growth.

When the Company issues limited partnership units, the shares of common stock into which the units can be ultimately exchanged are included in BGC’s fully diluted share count for Adjusted Earnings at the beginning of the subsequent quarter after the date of grant because the unit holder could be granted the ability to exchange their units into shares of common stock in the future. Generally, units other than preferred units are expected to be paid a pro-rata distribution based on BGC’s calculation of Adjusted Earnings per fully diluted share. Charges with respect to grants of exchangeability reflect the value of the shares of common stock into which the unit is exchangeable when the unit holder is granted exchangeability not previously expensed in accordance with GAAP. The amount of charges relating to grants of exchangeability the Company uses to calculate pre-tax Adjusted Earnings on a quarterly basis is based upon the Company’s estimate of expected grants of exchangeability to limited partnership units and other compensatory grants of equity during the annual period, as described further below under “Adjustments Made to Calculate Post-Tax Adjusted Earnings”.

Adjustments Made to Calculate Post-Tax Adjusted Earnings

Although Adjusted Earnings are calculated on a pre-tax basis, BGC also reports post-tax Adjusted Earnings. The Company defines post-tax Adjusted Earnings as pre-tax Adjusted Earnings reduced by the non-GAAP tax provision described below and Adjusted Earnings attributable to noncontrolling interest in subsidiaries.

The Company calculates its tax provision for post-tax Adjusted Earnings using an annual estimate similar to how it accounts for its income tax provision under GAAP. To calculate the quarterly tax provision under GAAP, BGC estimates its full fiscal year GAAP income (loss) from continuing operations before income taxes and noncontrolling interests in subsidiaries and the expected inclusions and deductions for income tax purposes, including expected grants of exchangeability and other compensatory grants of equity during the annual period. The resulting annualized tax rate is applied to BGC’s quarterly GAAP income (loss) from continuing operations before income taxes and noncontrolling interests in subsidiaries. At the end of the annual period, the Company updates its estimate to reflect the actual tax amounts owed for the period.

To determine the non-GAAP tax provision, BGC first adjusts pre-tax Adjusted Earnings by recognizing any, and only, amounts for which a tax deduction applies under applicable law. The amounts include charges with respect to grants of exchangeability and other compensatory grants of equity, certain charges related to employee loan forgiveness, certain net operating loss carryforwards when taken for statutory purposes, certain charges related to tax goodwill amortization, and deductions with respect to any charitable contributions. These adjustments may also reflect timing and measurement differences, including treatment of employee loans, changes in the value of units between the dates of grants of exchangeability and the date of actual unit exchange, variations in the value of certain deferred tax assets, and liabilities and the different timing of permitted deductions for tax under GAAP and statutory tax requirements.

After application of these adjustments, the result is the Company’s taxable income for its pre-tax Adjusted Earnings, to which BGC then applies the statutory tax rates to determine its non-GAAP tax provision. BGC’s effective tax rate on pre-tax Adjusted Earnings is equal to the amount of its non-GAAP tax provision divided by the amount of pre-tax Adjusted Earnings.

Generally, the most significant factor affecting this non-GAAP tax provision is the amount of charges relating to the grants of exchangeability and other compensatory grants of equity. Because the charges relating to the grants of exchangeability and other compensatory grants of equity are deductible in accordance with applicable tax laws, increases in exchangeability and such grants have the effect of lowering the Company’s non-GAAP effective tax rate and thereby increasing its post-tax Adjusted Earnings.

Management uses Adjusted Earnings in part to help it evaluate, among other things, the overall performance of the Company’s business, to make decisions with respect to the Company’s operations, and to determine the amount of dividends payable to common stockholders and distributions payable to holders of limited partnership units.

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

Calculations of Post-Tax Adjusted Earnings per Share

BGC’s Post-tax Adjusted Earnings per share calculations assume either that:

•	The fully diluted share count includes the shares related to any dilutive instruments, but excludes the associated expense, net of tax, when the impact would be dilutive; or
•	The fully diluted share count excludes the shares related to these instruments, but includes the associated expense, net of tax.

The share count for Adjusted Earnings excludes certain shares and share equivalents expected to be issued in future periods but not yet eligible to receive dividends and/or distributions. Each quarter, the dividend payable to BGC’s stockholders, if any, is expected to be determined by the Company’s Board of Directors with reference to a number of factors, including post-tax Adjusted Earnings per share. BGC may also pay a pro-rata distribution of net income to limited partnership units, as well as to Cantor for its noncontrolling interest. The amount of this net income, and therefore of these payments per unit, would be determined using the above definition of post-tax Adjusted Earnings per share on a pre-tax basis.

The declaration, payment, timing and amount of any future dividends payable by the Company will be at the discretion of its Board of Directors.

Other Matters with Respect to Adjusted Earnings

The term “Adjusted Earnings” should not be considered in isolation or as an alternative to GAAP net income (loss). The Company views Adjusted Earnings as a metric that is not indicative of liquidity or the cash available to fund its operations, but rather as a performance measure. Pre- and post-tax Adjusted Earnings, as well as related measures, are not intended to replace the Company’s presentation of its GAAP financial results. However, management believes that these measures help provide investors with a clearer understanding of BGC’s financial performance and offer useful information to both management and investors regarding certain financial and business trends related to the Company’s financial condition and results of operations. Management believes that the GAAP and Adjusted Earnings measures of financial performance should be considered together.

BGC anticipates providing forward-looking guidance for GAAP revenues and for certain non-GAAP measures from time to time. However, the Company does not anticipate providing an outlook for other GAAP results. This is because certain GAAP items, which are excluded from Adjusted Earnings, are difficult to forecast with precision before the end of each period. The Company therefore believes that it is not possible to forecast GAAP results or to quantitatively reconcile GAAP forecasts to non-GAAP forecasts with sufficient precision unless BGC makes unreasonable efforts. The items that are difficult to predict on a quarterly basis with precision and which can have a material impact on the Company’s GAAP results include, but are not limited, to the following:

•

Allocations of net income and grants of exchangeability to limited partnership units, as well as other compensatory grants of equity, which are determined at the discretion of management throughout and up to the period-end;

•	The impact of certain marketable securities, as well as any gains or losses related to associated mark-to- market movements and/or hedging. These items are calculated using period-end closing prices;
•	Non-cash asset impairment charges, which are calculated and analyzed based on the period-end values of the underlying assets. These amounts may not be known until after period-end; and
•	Acquisitions, dispositions and/or resolutions of litigation, which are fluid and unpredictable in nature.

For more information regarding Adjusted Earnings, see the Company’s most recent financial results press release in which BGC’s non-GAAP results are reconciled to those under GAAP.

Adjusted EBITDA

BGC also provides an additional non-GAAP financial performance measure, “Adjusted EBITDA”, which it defines as GAAP “Net income (loss) available to common stockholders”, adjusted to add back the following items:

•	Interest expense;
•	Fixed asset depreciation and intangible asset amortization;
•	Impairment charges;
•	Employee loan amortization and reserves on employee loans;
•	Provision (benefit) for income taxes;
•	Net income (loss) attributable to noncontrolling interest in subsidiaries;
•	Allocations of net income to limited partnership units and FPUs;
•

GAAP charges relating to grants of exchangeability of partnership units with no capital accounts into shares of common stock or into partnership units with capital accounts, and, in conjunction with the exchange of such units, the redemption of preferred units;

•	GAAP charges with respect to the grant of an offsetting amount of common stock in connection with the redemption of certain units; and
•	Non-cash earnings or losses related to the Company’s equity investments.

The Company’s management believes that its Adjusted EBITDA measure is useful in evaluating BGC’s operating performance, because the calculation of this measure generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, the Company’s management uses this measure to evaluate operating performance and for other discretionary purposes. BGC believes that Adjusted EBITDA is useful to investors to assist them in getting a more complete picture of the Company’s financial results and operations.

Since BGC’s Adjusted EBITDA measure is not a recognized measurement under GAAP, investors should use this measure in addition to GAAP measures of net income when analyzing BGC’s operating performance. Because not all companies use identical EBITDA calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow or GAAP cash flow from operations, because the Company’s Adjusted EBITDA measure does not consider certain cash requirements, such as tax and debt service payments.

For more information regarding Adjusted EBITDA, see the Company’s most recent financial results press release in which BGC’s non-GAAP results are reconciled to those under GAAP.

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

Simplifying Non-GAAP Reporting Beginning in 2019

Beginning with the first quarter of 2019, the Company expects to simplify and clarify its definitions of Adjusted Earnings and Adjusted EBITDA in order to be more consistent with how many other companies report their non-GAAP results.

Specifically, the Company will no longer add back only grants of exchangeability to limited partnership units and FPUs and issuance of common stock. Instead, BGC anticipates adding back all charges relating to equity-based compensation, as described below. The amount added back each period is expected to match the line item Equity-based compensation and allocations of net income to limited partnership units as recorded on the Company’s GAAP statements of cash flows. This GAAP line item includes:

•

GAAP charges relating to grants of exchangeability of partnership units with no capital accounts into shares of common stock or into partnership units with capital accounts, and, in conjunction with the exchange of such units, the redemption of preferred units;

•	GAAP charges related to amortization of RSUs and limited partnership units as well as to grants of equity awards;
•	GAAP charges with respect to the grant of an offsetting amount of common stock in connection with the redemption of certain units; and
•	GAAP allocations of net income to limited partnership units and FPUs.

All share equivalents that are part of the Company’s equity-based compensation program, including RSUs, REUs, PSUs, LPUs, HDUs, and other units that may be made exchangeable into common stock, have always been included in the fully diluted share count when issued. The Company expects to periodically provide an annual outlook for the growth of its fully diluted share count expected as a result of its ongoing equity-based and partnership compensation program.

The Company also plans to no longer exclude GAAP charges with respect to employee loan amortization and reserves on employee loans when calculating Adjusted EBITDA. Going forward, the Company’s reported Adjusted EBITDA for 2017 and 2018 will no longer exclude such GAAP charges.

These anticipated changes in non-GAAP presentation will be implemented for the first time when the Company reports its results for the three months ended March 31, 2019. The Company has recast its historical non-GAAP financial presentation for 2018 and 2017 consistent with this new definition in Excel tables on its investor relations website at ir.bgcpartners.com. Information contained on our website shall not be deemed to be part of this Annual Report on Form 10-K or incorporated by reference herein.

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2018. This selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Amounts in thousands, except per share data.

	Year Ended December 31,
	2018[1,3]	2017[1,3]	2016[1,2,3,4]	2015[1,2,3,4,5]	2014[1,2,4]
Consolidated Statements of Operations Data:
Revenues:
Commissions	$1,510,386	$1,333,367	$1,136,248	$1,122,982	$764,017
Principal transactions	313,053	317,856	325,481	313,142	253,951
Total brokerage revenues	1,823,439	1,651,223	1,461,729	1,436,124	1,017,968
Fees from related parties	24,076	27,094	24,200	25,348	28,379
Data, software and post-trade	65,185	54,557	54,309	102,371	11,565
Interest income	14,404	14,557	8,896	9,132	6,775
Other revenues	10,706	3,520	5,177	8,686	16,104
Total revenues	1,937,810	1,750,951	1,554,311	1,581,661	1,080,791
Expenses:
Compensation and employee benefits	1,007,536	956,247	865,816	932,804	608,620
Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock	199,157	227,471	147,361	128,999	118,079
Total compensation and employee benefits	1,206,693	1,183,718	1,013,177	1,061,803	726,699
Other expenses	609,145	594,148	513,194	604,248	469,783
Total expenses	1,815,838	1,777,866	1,526,371	1,666,051	1,196,482
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	561	7,044	394,347	—
Gains (losses) on equity method investments	7,377	4,627	3,543	2,597	(7,969)
Other income (loss)	50,468	25,863	81,934	123,168	49,427
Total other income (losses), net	57,845	31,051	92,521	520,112	41,458
Income (loss) from operations before income taxes	179,817	4,136	120,461	435,722	(74,233)
Provision (benefit) for income taxes	76,120	92,772	56,339	127,263	1,526
Consolidated net income (loss) from continuing operations	103,697	(88,636)	64,122	308,459	(75,759)
Consolidated net income (loss) from discontinued operations, net of tax	176,169	170,365	189,716	9,698	100,121
Consolidated net income (loss)	279,866	81,729	253,838	318,157	24,362
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	29,993	36,167	70,005	158,121	558
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	52,353	(5,913)	(1,189)	77	933
Net income (loss) available to common stockholders	$197,520	$51,475	$185,022	$159,959	$22,871
Per share data:
Basic earnings (loss) per share from continuing operations	$0.23	$(0.43)	$(0.02)	$0.62	$(0.35)
Fully diluted earnings (loss) per share from continuing operations	$0.23	$(0.43)	$(0.02)	$0.59	$(0.35)
Basic weighted-average shares of common stock outstanding	322,141	287,378	277,073	243,460	220,697
Fully diluted weighted-average shares of common stock outstanding	323,844	287,378	277,073	286,322	220,697
Dividends declared per share of common stock	$0.72	$0.70	$0.62	$0.54	$0.48
Dividends declared and paid per share of common stock	$0.72	$0.70	$0.62	$0.54	$0.48
Cash and cash equivalents	$336,535	$513,306	$468,986	$451,598	$616,619
Total assets	$3,432,757	$5,429,712	$5,047,586	$4,783,324	$3,914,125
Long-term debt and collateralized borrowings	$763,548	$575,029	$965,767	$840,877	$556,700
Notes payable and other borrowings	$—	$—	$—	$—	$150,000
Total liabilities	$2,544,877	$4,243,556	$3,361,469	$3,139,644	$2,977,692
Total stockholders’ equity	$768,373	$633,886	$1,183,560	$893,972	$611,785

1	Financial results have been retrospectively adjusted as a result of the Spin-Off to reflect Newmark through November 30, 2018 as discontinued operations for all periods presented.

2

Amounts include the gain related to the earn-out associated with the NASDAQ transaction. During the third quarter of 2017, the Company transferred the right to receive the Nasdaq earn-out payments to Newmark.

3	On February 26, 2015, the Company completed the acquisition of GFI. The information includes the results of GFI following the acquisition.
4	Financial results have been retrospectively adjusted to include the financial results of Lucera.
5	Amounts include gains related to the Company’s sale of all of the equity interests in the entities that made up the Trayport business to Intercontinental Stock Exchange, Inc. on December 11, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2018 and 2017. This discussion is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage and financial technology company servicing the financial markets. Through brands including BGC®, GFI®, Sunrise™, Besso™, and R.P. Martin™, among others, our Financial Services businesses specialize in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. Our businesses also provides a wide variety of services, including trade execution, broker-dealer services, clearing, trade compression, post-trade, information, and other back-office services to a broad assortment of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our electronic brands, including Fenics®, BGC Trader™, Fenics Market Data™, BGC Market Data™, Capitalab® and Lucera®, we offer fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

We previously offered Real Estate Services through our publicly traded subsidiary, Newmark Group, Inc. (NASDAQ: NMRK) ("Newmark"). On November 30, 2018, we completed the Spin-Off of Newmark (see “Newmark IPO, Separation Transaction and Spin-Off” for more information). Newmark, through subsidiaries, operates as a full-service commercial real estate services business that offers a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Under the Newmark Knight Frank (“NKF”) name, Newmark’s investor/owner services and products include capital markets (including investment sales), agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and underwriting. Newmark Group’s subsidiaries also offer government sponsored enterprise (“GSE”) lending, loan servicing, mortgage broking, and equity-raising. Newmark’s occupier services and products include tenant representation leasing, Global Corporate Services and consulting (“GCS”), real estate management technology systems, workplace and occupancy strategy, project management, lease administration and facilities management. Newmark enhances these services and products through innovative real estate technology solutions and data analytics designed to enable its clients to increase their efficiency and profits by optimizing their real estate portfolio. As of October 15, 2018, ARA, Berkeley Point, NKF Capital Markets, and Newmark Cornish & Carey all operate under the name “Newmark Knight Frank” or “NKF”. Newmark has relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

BGC, BGC Trader, GFI, Fenics, Fenics.com, Capitalab, Swaptioniser, ColleX, Newmark, Grubb & Ellis, ARA, Computerized Facility Integration,  Lucera, Excess Space, Excess Space Retail Services, Inc., Berkeley Point and Grubb are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Newmark, and/or their affiliates. Knight Frank is a service mark of Knight Frank (Nominees) Limited.

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, investment firms, and prior to the Spin-Off, property owners, and real estate developers. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Beijing, Bogotá, Buenos Aires,  Chicago, Copenhagen, Dubai, Dublin, Geneva, Hong Kong, Istanbul, Johannesburg, Madrid, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and prior to the Spin-Off, Atlanta, Boston, Charlotte, Dallas, Denver, Houston, Los Angeles, Miami, Philadelphia, San Francisco, Santa Clara, and Washington, D.C.

As of December 31, 2018, we had over 2,600 brokers, salespeople, managers and other front-office personnel across our businesses.

BP Transaction Agreement and Real Estate LP Limited Partnership Agreement

On September 8, 2017, pursuant to a transaction agreement (which we refer to as the “BP Transaction Agreement”) with Cantor, CCRE, the general partner of CCRE, Real Estate LP and CF Real Estate Holdings GP, LLC, the general partner of Real Estate LP (which we refer to as the “Real Estate LP general partner”), BGC Partners purchased from CCRE all of the outstanding membership interests of Berkeley Point. The total consideration for the acquisition of Berkeley Point was $875 million, subject to certain adjustments. Concurrently with the acquisition of Berkeley Point, (i) BGC Partners invested $100 million of cash in Real Estate LP for approximately 27% of the capital of Real Estate LP, and (ii) Cantor contributed approximately $267 million of cash for approximately 73% of the capital of Real Estate LP. We refer to these transactions, collectively, as the “BP Transaction.” As part of the Separation described below, we contributed our interests in Berkeley Point and Real Estate LP to Newmark. Newmark accounted for its minority interest in Real Estate LP as an equity investment, and it is not consolidated in Newmark’s financial statements.

Newmark IPO, Separation Transaction and Spin-Off

On December 19, 2017, Newmark completed its previously announced initial public offering of 20 million shares of its Class A common stock, (the “Newmark IPO”). Prior to the Newmark IPO, Newmark was our wholly owned subsidiary. On December 13, 2017, prior to the Newmark IPO, pursuant to the Separation and Distribution Agreement (defined below), we transferred substantially all of the assets and liabilities relating to our Real Estate Services business to Newmark. In connection with the Separation, Newmark assumed certain indebtedness and made a proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings. On November 30, 2018, we completed the Spin-Off of all of the shares of Newmark Class A and Class B common stock held by us to our stockholders as of the close of business on November 23, 2018 through a special pro-rata stock dividend pursuant to which shares of Newmark’s Class A common stock held by BGC were distributed to holders of the Class A common stock of BGC and shares of Newmark’s Class B common stock held by BGC were distributed to holders of the Class B common stock of BGC (which holders of Class B common stock of BGC were Cantor and another entity controlled by our CEO, Howard W. Lutnick). Following the Spin-Off, BGC no longer holds any shares of Newmark.

Separation and Distribution Agreement

On December 13, 2017, prior to the closing of the Newmark IPO, BGC, BGC Holdings, L.P. (“BGC Holdings”), BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, Newmark Partners, L.P. (“Newmark OpCo”) and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (the “Original Separation and Distribution Agreement”). The Original Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

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

        •       the Spin-Off; and

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

Underwriting Agreement

On December 14, 2017, Newmark entered into the Underwriting Agreement by and among Newmark and Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Cantor Fitzgerald & Co. as representatives of the several underwriters (“Underwriters”) named therein (the “Underwriting Agreement”), in connection with the initial public offering of up to 23.0 million shares of Newmark’s Class A common stock, which included 3.0 million shares of Newmark Class A common stock allocated to the Underwriters’ over allotment option. Sandler O’Neill & Partners, L. P. acted as the qualified independent underwriter for the purposes of Financial Industry Regulatory Authority Rule 5121.

March 2018 Investment in Newmark

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16,606,726 newly issued exchangeable limited partnership units (the “Units”) of Newmark Holdings for approximately $242.0 million (the “Investment in Newmark”). The price per Unit was based on the $14.57 closing price of Newmark’s Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These newly-issued Units were exchangeable, at BGC’s discretion, into either shares of Newmark Class A common stock or shares of Newmark Class B common stock.

BGC made the Investment in Newmark pursuant to an Investment Agreement, dated as of March 6, 2018, by and among BGC, BGC Holdings, BGC Partners, L.P., BGC Global Holdings, L.P., Newmark, Newmark Holdings and Newmark Partners, L.P. The Investment in Newmark and related transactions were approved by the Audit Committees (the “Audit Committees”) of the Boards of Directors of BGC and Newmark (the “Boards”) and by the full Boards upon the recommendation of the Audit Committees.

BGC and its operating subsidiaries funded the Investment in Newmark using the proceeds of its Controlled Equity Offering sales program. Since January 1, 2018, BGC has sold an aggregate of 17,224,515 newly-issued Class A common shares under the April 2017 Sales Agreement for net proceeds of $238.5 million. Approximately $242.0 million of gross proceeds were used to make the Investment in Newmark. The remaining funds were used to repurchase shares of BGC’s Class A common stock and to purchase or redeem limited partnership interests of BGC Holdings, L.P. (“BGC Holdings”) and exchangeable limited partnership interests of Newmark Holdings. All of the shares under the April 2017 Sales Agreement have been sold as of the date hereof.

Amended and Restated Separation and Distribution Agreement

On November 23, 2018, BGC Partners, BGC Holdings, BGC U.S. Opco, Newmark, Newmark Holdings, Newmark Opco and, solely for the provisions set forth therein, Cantor and BGC Global Holdings, L.P. (“BGC Global Opco” and, collectively, the “Parties”) entered into an Amended and Restated Separation and Distribution Agreement (the “Amended and Restated Separation and Distribution Agreement”). The Parties had previously entered into the Original Separation and Distribution Agreement. On November 8, 2018, the Parties entered into Amendment No. 1 to the Original Separation and Distribution Agreement (“Amendment No. 1”) to include certain amendments in light of, among other things, an investment by the BGC group in the Newmark group. The Parties executed the Amended and Restated Separation and Distribution Agreement to amend the Original Separation and Distribution Agreement, as amended by Amendment No. 1, and to restate the entire agreement in the form of the Amended and Restated Separation and Distribution Agreement. As compared to the Original Separation and Distribution Agreement, the Amended and Restated Separation and Distribution Agreement includes, among others, the following changes:

•

for purposes of calculating the Distribution Ratio (as defined in the Amended and Restated Separation and Distribution Agreement), the number of shares of Newmark common stock held by BGC Partners includes shares of Newmark common stock that would be held by BGC Partners if all Newmark Opco units and exchangeable Newmark Holdings units held by BGC Partners and its subsidiaries were exchanged for shares of Newmark common stock and distributed to BGC Partners;

•

prior to the Spin-Off, BGC U.S. Opco and BGC Global Opco shall distribute any Newmark Opco units or Newmark Holdings units held by such entities to their equityholders, and prior to the Spin-Off, BGC Partners shall contribute any Newmark Opco units held by it (including Newmark Opco units underlying Newmark Holdings units) to Newmark in exchange for newly issued shares of Newmark common stock;

•

prior to the Spin-Off, in connection with a mandatory reinvestment by BGC Partners following the issuance of shares of BGC Partners common stock, BGC Partners could contribute the net proceeds of such issuance to BGC U.S. Opco and BGC Global Opco in exchange for a combination of (i) newly issued BGC U.S. Opco units, (ii) newly issued BGC Global Opco units and (iii) Newmark Opco and/or Newmark Holdings units held by BGC U.S. Opco and/or BGC Global Opco;

•

prior to the Spin-Off, in the event that any person forfeits any restricted shares of BGC Partners common stock, BGC Partners would deliver BGC U.S. Opco units, BGC Global Opco units and Newmark Opco units to BGC U.S. Opco, BGC Global Opco and Newmark Opco, respectively;

•

the existing adjustment to the Exchange Ratio (as defined in the Amended and Restated Separation and Distribution Agreement) was revised so that, in the event that there shall be any Reinvestment Cash (as defined in the Amended and Restated Separation and Distribution Agreement) in any fiscal quarter, the Exchange Ratio shall be adjusted so that it shall be equal to (i) the number of fully diluted outstanding shares of Newmark common stock (as defined in the Amended and Restated Separation and Distribution Agreement) as of immediately prior to such adjustment, divided by (ii) the sum of (A) the number of fully diluted outstanding shares of Newmark common stock as of immediately prior to such adjustment, plus (B) the Adjustment Factor (as defined below) for such fiscal quarter plus (C) the sum of the aggregate Adjustment Factors for all prior fiscal quarters following the initial public offering of Newmark Class A common stock, where:

•

the Adjustment Factor shall be equal to the Reinvestment Cash divided by the Newmark Current Market Price (as defined in the Amended and Restated Separation and Distribution Agreement) as of the day prior to the date on which the adjustment to the Exchange Ratio is made for such fiscal quarter; provided that

•

if, in any subsequent fiscal quarter, the Exchange Ratio shall be further adjusted and the Newmark Current Market Price as of the day prior to the date on which such further adjustment is made is greater than the Newmark Current Market Price used in the bullet above, then the Adjustment Factor for such prior fiscal quarter shall be re-calculated using such greater Newmark Current Market Price; and

•

BGC U.S. Opco and BGC Global Opco, on the one hand, and Newmark Opco, on the other hand, shall each be responsible to issue an appropriate number of units to BGC Partners in connection with potential issuance of a share of BGC Partners common stock by BGC Partners prior to the Spin-Off, where such share of BGC Partners common stock was included in the fully diluted share count of BGC Partners as of the Partnership Divisions (as defined in the Amended and Restated Separation and Distribution Agreement).

Spin–Off of Newmark

On November 30, 2018 (the “Distribution Date”), BGC completed its Spin-Off to its stockholders of all of the shares of common stock of Newmark owned by BGC as of immediately prior to the effective time of the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Partners Class A common stock (including directors and executive officers of BGC Partners) of record as of the November 23, 2018 record date for the Spin-Off (the “Record Date”), and shares of Newmark Class B common stock distributed to the holders of shares of BGC Partners Class B common stock (consisting of Cantor and CFGM) of record as of the close of business on the Record Date.

Based on the number of shares of BGC Partners common stock outstanding as of the close of business on the Record Date, BGC Partners’ stockholders as of the Record Date received in the Spin-Off 0.463895 of a share of Newmark Class A common stock for each share of BGC Partners Class A common stock held as of the Record Date, and 0.463895 of a share of Newmark Class B common stock for each share of BGC Partners Class B common stock held as of the Record Date. No fractional shares of Newmark common stock were distributed in the Spin-Off. Instead, BGC Partners stockholders received cash in lieu of any fraction of a share of Newmark common stock that they otherwise would have received in the Spin-Off.

In the aggregate, BGC Partners distributed 131,886,409 shares of Newmark Class A common stock and 21,285,537 shares of Newmark Class B common stock to BGC Partners’ stockholders in the Spin-Off. These shares of Newmark common stock collectively represented approximately 94% of the total voting power of the outstanding Newmark common stock and approximately 87% of the total economics of the outstanding Newmark common stock in each case as of the Distribution Date.

On November 30, 2018, BGC also caused its subsidiary, BGC Holdings to distribute pro-rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratios (subject to adjustment).

Following the Spin-Off and the BGC Holdings distribution, BGC ceased to be a controlling stockholder of Newmark, and BGC and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in Newmark or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution.

Prior to the Spin-Off, 100% of the outstanding shares of Newmark Class B common stock were held by BGC Partners. Because 100% of the outstanding shares of BGC Partners Class B common stock were held by Cantor and CFGM as of the Record Date, 100% of the outstanding shares of Newmark Class B common stock were distributed to Cantor and CFGM in the Spin-Off. As of the Distribution Date, shares of Newmark Class B common stock represented 57.8% of the total voting power of the outstanding Newmark common stock and 12.1% of the total economics of the outstanding Newmark common stock. Cantor is controlled by CFGM, its managing general partner, and, ultimately, by Howard W. Lutnick, who serves as Chief Executive Officer and Chairman of BGC Partners. Mr. Lutnick is also the Chairman of the Board of Directors and Chief Executive Officer of Cantor and the Chairman and Chief Executive Officer of CFGM, as well as the trustee of an entity that is the sole shareholder of CFGM. Mr. Lutnick also serves as Chairman of Newmark. Stephen M. Merkel serves as Executive Vice President and General Counsel of BGC Partners and Executive Vice President and Chief Legal Officer of Newmark, and is employed as Executive Managing Director, General Counsel and Secretary of Cantor.

The Company has determined that the Spin-Off of Newmark met the criteria for reporting the financial results of Newmark as discontinued operations within BGC’s consolidated results for all periods through the November 30, 2018 Spin-Off date. Newmark’s results are presented in “Consolidated net income (loss) from discontinued operations, net of tax” and the related noncontrolling interest in Newmark and its subsidiaries is presented in “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations for years ended December 31, 2018, 2017 and 2016. Newmark’s assets are presented in “Assets from discontinued operations” and Newmark’s liabilities are presented in “Liabilities from discontinued operations” in the Company’s consolidated statement of financial condition as of December 31, 2017. Except for disclosures related to Total Equity and Redeemable partnership interest, and unless otherwise noted, discussion within these Notes to the Consolidated Financial Statements relates to the Company’s continuing operations. See Note 26—“Discontinued Operations” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Prior to the Spin-Off of Newmark, the Company’s operations consisted of two reportable segments, Financial Services and Real Estate Services. As a result of the Spin-Off, the Company no longer has distinct reportable segments.

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

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement, dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity (together the “Back-End Mergers”). The Back-End Mergers allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates owned 100% of the outstanding shares of GFI’s common stock.

In total, approximately 23.5 million shares of BGC Class A common stock were issued and $111.2 million in cash will be paid with respect to the closing of the Back-End Mergers, inclusive of adjustments ($89.9 million has been paid as of December 31, 2018). The total purchase consideration for all shares of GFI purchased by BGC was approximately $750 million, net of the $250.0 million note previously issued to GFI by BGC, which is eliminated in consolidation. This figure excludes the $29.0 million gain recorded in the first quarter of 2015 with respect to the appreciation of the 17.1 million shares of GFI held by BGC prior to the successful completion of the tender offer. The excess of total consideration over the fair value of the total net assets acquired, of approximately $450.0 million, has been recorded to goodwill.

We believe the combination of BGC and GFI creates a strong and diversified business, well-positioned to capture future growth opportunities. Through this combination, we expect to deliver substantial benefits to customers of the combined company, and we expect to become the largest and most profitable wholesale financial brokerage company. We also believe this is a highly complementary combination, which has resulted, and will continue to result, in meaningful economies of scale. While the front-office operations will remain separately branded divisions, the back office, technology, and infrastructure of these two have been integrated in a smart and deliberate way.

Trayport Transaction

On December 11, 2015, we completed the sale (the “Trayport Transaction”) of all of the equity interests in the entities that make up the Trayport business to Intercontinental Exchange, Inc. (“ICE”). The Trayport business was GFI’s electronic European energy software, trading, and market data business. The Trayport Transaction occurred pursuant to a Stock Purchase Agreement, dated as of November 15, 2015. At the closing, we received 2,527,658 shares of ICE common stock issued with respect to the $650 million purchase price, which was adjusted at closing. Through December 31, 2018, we have sold all of our shares of ICE common stock. Trayport, prior to its sale, had generated gross revenues of approximately $80 million over the twelve months ended September 30, 2015. BGC paid taxes less than $50 million related to the Trayport sale, or a rate of less than 10%.

Nasdaq Transaction

On June 28, 2013, we completed the sale of certain assets to Nasdaq, Inc. (“Nasdaq,” formerly known as “NASDAQ OMX Group, Inc.”), which purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the fully electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses (“eSpeed”), for cash consideration of $750 million paid at closing, plus an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably in each of the fifteen years following the closing in which the consolidated gross revenue of Nasdaq is equal to or greater than $25 million. During the third quarter of 2017, the Company transferred the right to receive earn-out payments from Nasdaq to Newmark. Following the Spin-Off, the right to receive earn-out payments from Nasdaq remains with Newmark. The contingent future issuances of Nasdaq common stock are also subject to acceleration upon the occurrence of certain events.

As a result of the sale of eSpeed, we only sold our on-the-run benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. We continue to offer voice brokerage for on-the-run U.S. Treasuries, as well as across various other products in rates, credit, FX, market data and software solutions. As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, our e-businesses and revenues from inter-company data, software, and post-trade services, have continued to grow their revenues and generated $261.1 million of net revenues during the most recent year ended December 31, 2018, up 17.2% from a year ago. These fully electronic revenues are more than double the annualized revenues of eSpeed, which generated $48.6 million in revenues for the six months ended June 30, 2013 and was sold in the second quarter of 2013 for $1.2 billion (based on the value of Nasdaq stock at the time the deal was announced).

For the purposes of this document and subsequent Securities and Exchange Commission (“SEC”) filings, all of our fully electronic businesses are referred to as “Fenics.” These offerings include fully electronic brokerage products, as well as offerings in market data, software solutions, and post-trade services across both BGC and GFI. Fenics historical results do not include the results of eSpeed or those of Trayport, either before or after the completed sale to ICE. Going forward, we expect these businesses to become an even more valuable part of BGC as they continue to grow.

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

As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, net revenues in our higher margin fully electronic businesses increased 22.7% year-on-year to $64.1 million for the year ended December 31, 2018. These fully electronic revenues are more than double the annualized revenues of eSpeed, which generated $48.6 million in revenues for the six months ended June 30, 2013 and was sold in the second quarter of 2013. For additional information regarding the Nasdaq transaction, please see the section above titled “Nasdaq Transaction.” Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our voice/hybrid and fully electronic businesses.

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

Financial Services Industry

The financial services industry has been a competitive area that grew over the period between 1998 and 2007 due to several factors. One factor was the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing users to protect gains and/or guard against losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rates, equity ownership, changes in the value of foreign currency, credit defaults by corporate and sovereign debtors and changes in the prices of commodity products. Over this same timeframe, demand from financial institutions, financial services intermediaries and large corporations had increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

Another key factor in the growth of the financial services industry between 1998 and 2007 was the increase in the number of new financial products. As market participants and their customers strive to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments have been developed. Most of these new securities and derivatives were not immediately ready for more liquid and standardized electronic markets, and generally increased the need for trading and required broker-assisted execution.

Due largely to the impacts of the global financial crises of 2008-2009, our businesses had faced more challenging market conditions from 2009 until the second half of 2016. Accommodative monetary policies were enacted by several major central banks including the Federal Reserve, Bank of England, Bank of Japan and the European Central Bank in response to the global financial crises. These policies have resulted in historically low levels of volatility and interest rates across many of the financial markets in which we operate. The global credit markets also faced structural issues such as increased bank capital requirements under Basel III. Consequently, these factors contributed to lower trading volumes in our rates and credit asset classes across most geographies in which we operated.

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

Although the U.K. government and the EU negotiated a withdrawal agreement that was approved by the leaders of EU member states, the agreement failed on January 16, 2019 to receive U.K. parliamentary approval. While negotiations are continuing, there remains considerable uncertainty around the withdrawal. Failure to obtain parliamentary approval of an agreed withdrawal agreement may, absent a revocation of the U.K.’s notification to withdraw or some other delay, mean that the U.K. would leave the EU on March 29, 2019 with no agreement (a so-called “hard Brexit”). In the event of a hard Brexit the trade relationship between the U.K. and the EU would be solely based on World Trade Organization terms, thereby hindering current levels of mutual market access.

If the U.K. and the EU do reach a deal by March 29, 2019 or delay such date, and when the deal takes effect or such delay, a transition period may start that lasts until December 31, 2020. During this transition period, the U.K. would, with some exceptions, remain subject to EU law. It would also maintain access to the EU’s single market. During this transition phase, the U.K. and EU would also start negotiations on their future trade relationship.

Current discussions between the U.K. and the EU may result in any number of outcomes including an extension or delay of the U.K.'s withdrawal from the EU. The consequences for the economies of the EU member states as a result of the U.K.'s withdrawal from the EU are unknown and unpredictable, especially in the case of a hard Brexit. Given the lack of comparable precedent, it is unclear what the broader macro-economic and financial implications the U.K. leaving the EU with no agreements in place would have.

This uncertainty could adversely impact investor confidence which could result in additional market volatility. Historically, elevated volatility has often led to increased volumes in the Financial Services markets in which we broker, which could be beneficial for our businesses. However, any future trade deal might lead to a fragmented regulatory environment, which could increase the costs of our operations and loss of existing levels of cross-border market access. In addition, the U.K. vote to leave the E.U. may result in similar referendums or votes in other E.U. countries in which we do business. While we have implemented plans to ensure continuity of service in Europe and continue to have regulated entities and offices in place in many of the major European markets, these and other risks and uncertainties could have a material adverse effect on our customers, counterparties, businesses, prospects, financial condition and results of operations.

Regulators in the U.S. have finalized most of the new rules across a range of financial marketplaces, including OTC derivatives, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Many of these rules became effective in prior years, while ongoing phase-ins are anticipated over coming years. We believe that the November 2016 election results in the U.S. make it possible that some of the Dodd-Frank rules may be modified or repealed, which could be a net positive for our business and its largest customers. Along these lines, the U.S. Treasury, in a report released in June 2017, called for streamlining of rules and easing regulatory burdens on banks. However, there can be no assurance that these rules will be amended, and we continue to expect the industry to be more heavily regulated than it was prior to the financial crisis of 2008/2009, and we are prepared to operate under a variety of regulatory regimes.

In addition to regulations in the U.S., legislators and regulators in Europe have crafted similar rules; including MIFID II or Markets in Financial Instruments Directive II, which made sweeping changes to market infrastructure, European Market Infrastructure Regulation or EMIR, which focused specifically on derivatives, and Capital Requirements Directive IV or CRD IV for prudential standards. Over the past years, European policymakers have launched various reviews of post-crisis legislation, leading to legislative updates such as EMIR Regulatory Fitness and Performance - REFIT - and CRD V. As these rules will take effect, they will continue to alter the environment in which we operate. We note that various internal and external factors have made the EU more rigid in its approach to ‘Third Countries’; which could impact the ease with which the global financial system is connected.

In 2019, a new European Commission will take office which will set the legislative agenda for Financial Services for the next five years; increasing the potential for legislative change. Various elements of MIFID II are scheduled for review. We are prepared to respond to the challenges and opportunities this may pose.

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

In November 2018, the CFTC issued a release that would significantly revise CFTC Rule Part 37, which relates to Swap Execution Facilities (“SEF”). The proposed rules would significantly affect the trading of Swaps and the facilities offering swaps trading.  The Chairman of the CFTC has recently indicated that the comment period on the proposed rules has been extended to March 15, 2019. The proposed rules would allow for trading through “any means of interstate commerce” rather than the two (CLOB and

RFQ) methods prescribed under the current rules. The proposed rules may also expand the number and type of swaps required to be executed on SEFs. If these rules are passed, the firm’s SEFs will need to make numerous changes to facilitate trading under a new regulatory framework.

In recent years, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. In addition to our 2015 acquisition of GFI, Tullett Prebon plc (“Tullett”) and ICAP plc (“ICAP”) announced in November 2015 an agreement whereby Tullett would purchase the vast majority of ICAP’s global hybrid/voice broking, as well as portions of its information businesses. Following the completion of this deal in December of 2016, ICAP changed its corporate name to “NEX Group plc” (“NEX”), and Tullett changed its name to “TP ICAP plc.” CME Group Inc. announced in March of 2018 that it had agreed to acquire NEX and completed the acquisition in November of 2018. We expect to continue to compete with the remaining electronic markets, post-trade and information businesses of NEX through the various offerings on our Fenics platform. We will also continue to compete with TP ICAP across various voice/hybrid brokerage marketplaces. There has also been significant consolidation among smaller non-public wholesale brokers, including our acquisitions of R.P. Martin, Heat Energy Group, Remate Lince and Sunrise Brokers Group. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.

Growth Drivers

As a wholesale intermediary, our business is driven primarily by overall industry volumes in the markets in which we broker, the size and productivity of our front-office headcount (including brokers, salespeople, managers and other front-office personnel), regulatory issues, and the percentage of our revenues we are able to generate by fully electronic means.

Below is a brief analysis of the market and industry volumes for some of our products including our overall hybrid and fully electronic trading activities.

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

Rates volumes in particular are influenced by market volumes and volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. The ECB and Bank of Japan are among a number of central banks that have, in recent periods, set key interest rates to near or below zero. The ECB has not changed its previously disclosed plans to keep its deposit rate at a negative yield of (0.40)% through summer 2019. The Bank of Japan recently reiterated its commitment to continue buying Japanese government bonds to for guiding 10-year government bond yields at around zero percent and maintained its short-term interest rate target at (0.1)%  percent. As a result, many sovereign bonds continue to trade at or close to negative yields, especially when adjusted for inflation. Rates volumes were tempered for the full year 2016 and 2017 industry-wide in many major economies by this continuing period of exceptionally low interest rates. These historically low yields drove many traditional investor classes to other investible asset classes in search of higher yields.

Also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail central banks buying government securities or other securities in the open market — particularly longer-dated instruments — in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its quantitative easing program in the fourth quarter of 2014, the U.S. Federal Reserve still had approximately $3.1 trillion worth of long-dated U.S. Treasury and Federal Agency securities as of December 26, 2018, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. According to the Federal Open Market Committee statement dated September 20, 2017, the Federal Reserve will reduce the size of its balance sheet over time. As part of this plan, the Federal Reserve has not been investing some of the proceeds from securities as they mature. The Fed has also increased short-term interest rates four times in 2018 and is expected by many analysts and economists to raise interest rates once in 2019. Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past few years and some have indicated that they may continue to do so until economic conditions allow for a tapering or an unwinding of their quantitative easing programs. As part of the gradual scaling back of its quantitative easing program announced in October of 2017, the ECB had reduced its bond-buying program from €60 billion to €30 billion a month from January of 2018 through September and then reduced the purchases to €15 billion per month until the end of the year. The ECB halted new bond purchases in December. Other major central banks such as the Bank of Japan or Swiss National Bank have not publicly disclosed plans to taper or unwind their programs. Even with the Fed unwind, the overall dollar value of balance sheets of the G-4 (the U.S., Eurozone, Japan, and U.K.) is expected to remain high as a percentage of G-4 GDP over the near term. According to Bloomberg, from December 31, 2006 through December 31, 2018, this amount has increased from 10.3% of G-4 GDP to 36.6%, below its all-time high of 37.2% in February of 2018. December’s figure also represented a decline of approximately 50 basis points year-on-year and 10 basis points quarter-on-quarter. Largely as a result of quantitative easing and expectations of continued low inflation, the yield on Germany's 10-year bond was only 0.24% and the yield on Japan's 10-year bond is -0.01% as of the end of the fourth quarter of 2018.

Additional factors have weighed down market volumes in the products we broker. For example, the G-20 central banks have agreed to implement the Basel III accord. Basel III was drafted with the intention of making banks more stable in the wake of the financial crisis by introducing new regulatory requirements on bank liquidity and bank leverage. The accord, which will continue to be phased in over the coming years, will force most large banks in G-20 nations to hold approximately three times as much Tier 1 capital as is required under the previous set of rules. These capital rules make it more expensive for banks to hold non-sovereign debt assets on their balance sheets, and as a result, analysts say that banks have reduced or will reduce their proprietary trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has further reduced overall market exposure and industry volumes in many of the products we broker, particularly in credit.

  During the year ended December 31, 2018, industry volumes were generally higher year-over-year across equities, fixed income, currencies, and commodities (“FICC”). Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards, and the level of secondary trading and related hedging activity somewhat improved in 2018. In addition, according to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was 4% higher in 2018 as compared to the previous year. Additionally, interest rate derivative volumes were up 8% at Eurex, and up 14% and 22% for ICE and the CME Group Inc. (“CME”), respectively, all according to company press releases. In comparison, our revenue from Fenics fully electronic rates increased 17.3%, while our overall rates revenues were up approximately 11.6% as compared to a year earlier to $570.2 million.

Our rates revenues, like the revenues for most of our products, are not totally dependent on market volumes and therefore do not always fluctuate consistently with industry metrics. This is largely because our voice, hybrid, and fully electronic desks in rates often have volume discounts built into their price structure, which results in our rates revenues being less volatile than the overall industry volumes.

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (the “OECD”), which includes almost all of the advanced and developed economies of the world, reported that general government debt (defined as general government net financial liabilities) as a percentage of nominal GDP is estimated to be 68% for the entire OECD in 2020. This would represent an increase from 66% in 2017, but up considerably from the 38% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing undertaken by the various major central banks will continue to negatively impact financial markets volumes, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the current low interest rate environment and continued accommodative monetary policies globally.

Foreign Exchange Volumes and Volatility

Global FX volumes were generally higher during 2018. Spot FX volumes at Refinitiv (as the former Financial & Risk business of Thomson Reuters is now called) were up 14% during the year, overall FX volumes were 4% higher for EBS, while FX futures at CME were up 9%. In comparison, our overall FX revenues increased by 15.9% to $375.9 million.

Equities, Insurance, and Other Asset Classes

Global equity volumes were generally higher during 2018. Research from BofA Merrill Lynch indicated that the average daily volumes of U.S. cash equities were 12% higher, while average daily volume of U.S. equity-related options were approximately 22% higher. Meanwhile, the average daily volume of European cash equities shares were up 4% (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were up 36%. Our overall revenues from equities, insurance, and other asset classes increased by 9.0% to $357.0 million.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. The global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During 2018, primary dealer average daily volume for corporate bonds (excluding commercial paper) was down by 11% according to Bloomberg and the Federal Reserve Bank of New York, while dealer inventory of all corporate bonds was 23% lower. According to the most recent data available, as of December 28, 2018, total gross and net notional credit derivatives outstanding as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were down by 7% and 1%, respectively, from a year earlier. In comparison, our overall credit revenues were up by 2.7% to $292.2 million.

Energy and Commodities

Energy and commodities volumes were generally higher during 2018 compared with the year earlier. For example, according to the Futures Industry Association, the number of global futures contracts in agriculture, energy, non-precious metals, and precious metals were up 13%, up 4%, down 13%, and up 4%, respectively, in 2018 compared to the previous year. For the same timeframe, global listed options contracts in agriculture, energy, non-precious metals, and precious metals were up 26%, down 2%, down 1%, and up 21%, respectively. In comparison, BGC’s energy and commodities revenues increased by 11.9% to $228.2 million.

Summary of Results from Continuing Operations

Our results from continuing operations exclude the results of Newmark for all periods due to the Spin-Off. During the year ended December 31, 2018, BGC’s revenues increased 10.7%, to $1,937.8 million. This growth was largely due to an increase in brokerage revenues, which were up by 10.4% to $1,823.4 million. In addition, our data, software, and post-trade revenues increased by 19.5% from a year ago to $65.2 million. Income from operations before income taxes increased by $175.7 million to $179.8 million for the year ended December 31, 2018.

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

As of December 31, 2018, our front-office headcount was up slightly year-over-year at 2,654 brokers, salespeople, managers and other front-office personnel. For the year ended December 31, 2018, average revenue generated per front-office employee increased by 12% from a year ago to approximately $756 thousand. These figures exclude Newmark. Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company.

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

Since 2015, our announced and closed acquisitions have included GFI, Sunrise Brokers Group (“Sunrise Brokers”), Perimeter Markets Inc. (“Perimeter Markets”), Lucera, Micromega Securities Proprietary Limited (“Micromega Securities”), Besso Insurance Group Limited (“Besso”), Poten & Partners Group, Inc. ("Poten"), Ed Broking Group Limited ("Ed"), and several smaller acquisitions.

On December 11, 2015, we completed the sale of all of the equity interests in the entities that make up the Trayport business to ICE. At the closing, we received 2,527,658 shares of ICE common stock issued with respect to the $650 million purchase price, which was adjusted at closing.

On January 12, 2016, we completed the merger with GFI by acquiring the remaining shares of GFI. This combination dramatically increased the scale and scope of the Company and resulted in the combined company being the largest interdealer-broker and wholesale financial broker in the industry.

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

On February 28, 2018, we completed the acquisition of Besso, an independent Lloyd’s of London insurance broker with a strong reputation across Property, Casualty, Marine, Aviation, Professional and Financial Risks and Reinsurance.

On November 15, 2018, we acquired Poten, a leading ship brokerage, consulting and business intelligence firm specializing in LNG, tanker and LPG markets. Founded over 80 years ago and with 170 employees worldwide, Poten provides its clients with valuable insight into the international oil, gas and shipping markets.

On January 31, 2019, we completed the acquisition of Ed, an independent Lloyd's of London insurance broker with a strong reputation across Accident and Health, Aerospace, Cargo, Energy, Financial and Political Risks, Marine, Professional and Executive Risk, Property and Casualty, Specialty and Reinsurance. Ed will become part of the Company’s insurance brokerage business.

FINANCIAL OVERVIEW

Revenues

Our revenues are derived primarily from brokerage commissions charged for either agency or matched principal transactions, fees from related parties, fees charged for market data, analytics and post-trade products, fees from software solutions, and interest income.

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

We offer our brokerage services in seven broad product categories: rates, credit, FX, energy & commodities, equities, insurance, and other asset classes. The chart below details brokerage revenues by product category and by voice/hybrid versus fully electronic (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Brokerage revenue by product:
Rates	$570,178	$510,880	$468,798
Credit	292,171	284,551	291,760
Foreign exchange	375,903	324,386	303,310
Energy and commodities	228,199	204,016	222,876
Equities, insurance, and other asset classes	356,988	327,390	174,985
Total brokerage revenues	$1,823,439	$1,651,223	$1,461,729
Brokerage revenue by product (percentage):
Rates	31.3%	30.9%	32.1%
Credit	16.0	17.2	20.0
Foreign exchange	20.6	19.6	20.8
Energy and commodities	12.5	12.4	15.2
Equities, insurance, and other asset classes	19.6	19.9	11.9
Total brokerage revenues	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/hybrid	$1,627,517	$1,482,929	$1,307,406
Fully electronic	195,922	168,294	154,323
Total brokerage revenues	$1,823,439	$1,651,223	$1,461,729
Brokerage revenue by type (percentage):
Voice/hybrid	89.3%	89.8%	89.4%
Fully electronic	10.7	10.2	10.6
Total brokerage revenues	100.0%	100.0%	100.0%

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

As part of our compensation plans, certain employees are granted limited partnership units in BGC Holdings which generally receive quarterly allocations of net income, that are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in our consolidated statements of operations.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, the Company recognizes an expense based on the fair value of the award on that date, which is included in Allocations of net income and grants of exchangeability to limited partnership units and FPUs and issuance of common stock in our consolidated statements of operations.

We have also awarded Preferred Units. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”), which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into our Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in our fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Allocations of net income and grants of exchangeability to limited partnership units and FPUs and issuance of common stock” in our consolidated statements of operations.

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

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments represent our pro-rata share of the net gains (losses) on investments over which we have significant influence but which we do not control.

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

FINANCIAL HIGHLIGHTS

For the year ended December 31, 2018, we had income (loss) from operations before income taxes of $179.8 million compared to income (loss) from operations before income taxes of $4.1 million in the year earlier period. Total revenues for the year ended December 31, 2018 increased approximately $186.9 million to $1,937.8 million primarily led by our rates, foreign exchange, energy and commodity and our equities, insurance, and other asset classes businesses.

Brokerage revenues for the year ended December 31, 2018 increased by $172.2 million. Our brokerage revenue growth was almost entirely organic, led by an 11.6% improvement in our Rates business, 15.9% growth in our Foreign Exchange business and an 11.9% increase in our Energy and Commodities business. Within our Fenics business, total revenues were up 17.2%. Our fully electronic brokerage revenues increased 16.4%, which was primarily led by a 17.3%, 13.8%, and 7.9% increase in our Fenics rates, credit, and foreign exchange businesses, respectively, while our revenues from our high margin data, software, and post-trade business increased 19.5%. We expect these businesses to further grow as we continue to invest in technology, convert our voice and hybrid business to more profitable fully electronic trading, and continue to roll out new initiatives across data, software, and post-trade.

Total expenses increased $38.0 million to $1,815.8 million, primarily due to a $23.0 million increase in compensation expenses driven by the impact of higher revenues on variable compensation, recent acquisitions, and hires. Non-compensation expenses increased by $15.0 million, primarily due to an increase in consulting fees in 2018, as well as an increase in expenses that reflect the impact of higher revenues on variable non-compensation.

We expect our earnings to continue to grow as we continue to add revenues from our highly profitable fully electronic products. On February 13, 2019, our Board declared a 14 cent dividend for the fourth quarter. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2018		2017		2016
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$1,510,386	77.9%	$1,333,367	76.2%	$1,136,248	73.1%
Principal transactions	313,053	16.2	317,856	18.1	325,481	20.9
Total brokerage revenues	1,823,439	94.1	1,651,223	94.3	1,461,729	94.0
Fees from related parties	24,076	1.2	27,094	1.5	24,200	1.6
Data, software and post-trade	65,185	3.4	54,557	3.1	54,309	3.5
Interest income	14,404	0.7	14,557	0.8	8,896	0.6
Other revenues	10,706	0.6	3,520	0.3	5,177	0.3
Total revenues	1,937,810	100.0	1,750,951	100.0	1,554,311	100.0
Expenses:
Compensation and employee benefits	1,007,536	52.0	956,247	54.6	865,816	55.7
Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock	199,157	10.3	227,471	13.0	147,361	9.5
Total compensation and employee benefits	1,206,693	62.3	1,183,718	67.6	1,013,177	65.2
Occupancy and equipment	149,594	7.7	142,884	8.2	145,303	9.4
Fees to related parties	20,163	1.0	15,820	0.9	14,596	0.9
Professional and consulting fees	84,103	4.3	63,369	3.6	45,733	2.9
Communications	118,014	6.1	119,379	6.8	115,258	7.4
Selling and promotion	69,338	3.6	62,463	3.6	56,997	3.7
Commissions and floor brokerage	61,891	3.2	43,130	2.5	37,547	2.4
Interest expense	41,733	2.2	76,958	4.4	57,620	3.7
Other expenses	64,309	3.3	70,145	4.0	40,140	2.7
Total expenses	1,815,838	93.7	1,777,866	101.6	1,526,371	98.3
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	0.0	561	0.0	7,044	0.5
Gains (losses) on equity method investments	7,377	0.4	4,627	0.3	3,543	0.2
Other income (loss)	50,468	2.6	25,863	1.5	81,934	5.3
Total other income (losses), net	57,845	3.0	31,051	1.8	92,521	6.0
Income (loss) from operations before income taxes	179,817	9.3	4,136	0.2	120,461	7.7
Provision (benefit) for income taxes	76,120	3.9	92,772	5.3	56,339	3.6
Consolidated net income (loss) from continuing operations	103,697	5.4	(88,636)	(5.1)	64,122	4.1
Consolidated net income (loss) from discontinued operations, net of tax	176,169	9.0	170,365	9.8	189,716	12.2
Consolidated net income (loss)	279,866	14.4	81,729	4.7	253,838	16.3
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	29,993	1.5	36,167	2.1	70,005	4.5
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	52,353	2.7	(5,913)	(0.3)	(1,189)	(0.1)
Net income (loss) available to common stockholders	$197,520	10.2%	$51,475	2.9%	$185,022	11.9%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

Brokerage Revenues

Total brokerage revenues increased by $172.2 million, or 10.4%, to $1,823.4 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Commission revenues increased by $177.0 million, or 13.3%, to $1,510.4 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Principal transactions revenues decreased by $4.8 million, or 1.5%, to $313.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

The increase in brokerage revenues was primarily driven by increases in revenues from rates, foreign exchange, equities, insurance, and other asset classes, and energy and commodities.

Our rates revenues increased by $59.3 million, or 11.6%, to $570.2 million in the year ended December 31, 2018. The increase in rates revenues reflected strong improvement in our fully electronic rates business, which was a result of our continued investment in technology and the ongoing conversion of our businesses to more profitable fully electronic trading.

Our FX revenues increased by $51.5 million, or 15.9%, to $375.9 million for the year ended December 31, 2018. This increase was primarily driven by improved global volumes and increased market volatility.

Our brokerage revenues from equities, insurance, and other asset classes increased by $29.6 million, or 9.0%, to $357.0 million for the year ended December 31, 2018. This increase was primarily driven by improved global volumes, and revenues generated by Besso, which was acquired on February 28, 2017.

Our brokerage revenues from energy and commodities increased by $24.2 million, or 11.9%, to $228.2 million for the year ended December 31, 2018. This increase was primarily driven by improved global volumes.

Our credit revenues increased by $7.6 million, or 2.7%, to $292.2 million in the year ended December 31, 2018. This increase was mainly due to higher global volumes and an uptick in fully electronic credit brokerage.

Fees from Related Parties

Fees from related parties decreased by $3.0 million, or 11.1%, to $24.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $10.6 million, or 19.5%, to $65.2 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily driven by new business contracts in 2018.

Interest Income

Interest income decreased by $0.2 million, or 1.1%, to $14.4 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Other Revenues

Other revenues increased by $7.2 million, to $10.7 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily driven by the acquisition of Poten & Partners in November 2018, as well as a settlement of $2.5 million received and recognized during the year ended December 31, 2018.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $51.3 million, or 5.4%, to $1,007.5 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The main drivers of this increase were the impact of higher brokerage revenues on variable compensation, and the acquisition of Poten & Partners in November 2018.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs and Issuance of Common Stock

Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock decreased by $28.3 million, or 12.4%, to $199.2 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This decrease was primarily driven by a decrease in changes related to exchangeability and issuances of common stock.

Occupancy and Equipment

Occupancy and equipment expense increased by $6.7 million, or 4.7%, to $149.6 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily driven by increases in software, occupancy, and maintenance contracts.

Fees to Related Parties

Fees to related parties increased by $4.3 million, or 27.5%, to $20.2 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).

Professional and Consulting Fees

Professional and consulting fees increased by $20.7 million, or 32.7%, to $84.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily driven by an increase in consulting services in 2018.

Communications

Communications expense decreased by $1.4 million, or 1.1%, to $118.0 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. As a percentage of total revenues, communications slightly decreased from the prior year period.

Selling and Promotion

Selling and promotion expense increased by $6.9 million, or 11.0%, to $69.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $18.8 million, or 43.5%, to $61.9 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This line item tends to move in line with brokerage revenues.

Interest Expense

Interest expense decreased by $35.2 million, or 45.8%, to $41.7 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease was primarily driven by lower interest expense on the $300 million 5.375% Senior Notes, and the $112.5 million 8.125% Senior Notes both of which were assumed by Newmark as part of the December 2017 Separation Agreement, as well as lower interest expense on the $240.0 million 8.375% Senior Notes which were repaid in July 2018. In addition, lower interest expense on the $575.0 million Senior Term Loan, and the $400 million Senior Revolving Facility, was partially offset by an increase in interest expense on the $450 million 5.375% Senior Notes due 2023 issued in July 2018.

Other Expenses

Other expenses decreased by $5.8 million, or 8.3%, to $64.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017, which was primarily related to lower costs associated with acquisitions in 2018 and a decrease in impairment charges and other provisions.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had no gains or losses from divestitures or sale of investments in the year ended December 31, 2018. For the year ended December 31, 2017, there was a gain of $0.6 million related to the sale of investments.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $2.8 million, or 59.4%, to a gain of $7.4 million, for the year ended December 31, 2018 as compared to a gain of $4.6 million for the year ended December 31, 2017. Gains (losses) on equity method investments represent our pro-rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) increased by $24.6 million, or 95.1%, to $50.5 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The $24.6 million year-over-year increase was primarily due to a gain of $37.6 million related to a fair value adjustment on an investment held. This was partially offset by a decrease related to the mark-to-market and/or hedging on the Nasdaq shares and a decrease in other recoveries.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased by $16.7 million, or 17.9%, to $76.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017.  This decrease was primarily driven by the effect of the Tax Act in 2017 related to the remeasurement of deferred tax assets and liabilities and the one-time transition tax on accumulated foreign earnings partially offset by GILTI. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) From Continuing Operations Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries decreased by $6.2 million, or 17.1%, to $30.0 million, for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Net Income (Loss) From Discontinued Operations Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries increased by $58.3 million to $52.4 million, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily driven by an increase in earnings.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Brokerage Revenues

Total brokerage revenues increased by $189.5 million, or 13.0%, to $1,651.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Commission revenues increased by $197.1 million, or 17.3%, to $1,333.4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Principal transactions revenues decreased by $7.6 million, or 2.3%, to $317.9 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

The increase in brokerage revenues was primarily driven by increases in revenues from equities, insurance, and other asset classes, rates and foreign exchange, partially offset by lower revenues in energy and commodities, and credit.

Our brokerage revenues from equities and other asset classes increased by $152.4 million, or 87.1%, to $327.4 million for the year ended December 31, 2017. This increase was primarily driven by our acquisitions of Sunrise Brokers in December 2016 and Besso in February 2017.

Our rates revenues increased by $42.1 million, or 9.0%, to $510.9 million in the year ended December 31, 2017. The increase in rates revenues reflected strong improvement in our fully electronic rates business, resulting from of our continued investment in technology and the ongoing conversion of our businesses to more profitable fully electronic trading.

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

Our credit revenues decreased by $7.2 million, or 2.5%, to $284.6 million in the year ended December 31, 2017. This decrease was mainly due to lower global volumes and a decline in fully electronic credit brokerage.

Fees from Related Parties

Fees from related parties increased by $2.9 million, or 12.0%, to $27.1 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $0.2 million, or 0.5%, to $54.6 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Interest Income

Interest income increased by $5.7 million, or 63.6%, to $14.6 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily due to an increase in interest income on BGC’s $150.0 million revolving credit facility loan to an affiliate of Cantor, dividends received, and interest income on deposits.

Other Revenues

Other revenues decreased by $1.7 million, or 32.0%, to $3.5 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease was primarily due to insurance recoveries related to Hurricane Sandy recorded in 2016.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $90.4 million, or 10.4%, to $956.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The main drivers of this increase were the impact of higher brokerage revenues on variable compensation, and the acquisitions of Sunrise Brokers and Besso Insurance.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units and FPUs and Issuance of Common Stock

Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock increased by $80.1 million, or 54.4%, to $227.5 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily driven by an increase in exchangeability and issuance of common stock charges related to the Company’s long-term efforts to retain executives and partners, as the Company extended and/or modified the contracts of certain brokers, salespeople, and other key personnel.

Occupancy and Equipment

Occupancy and equipment expense decreased by $2.4 million, or 1.7%, to $142.9 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This decrease was primarily driven by decreases in occupancy and maintenance contracts.

Fees to Related Parties

Fees to related parties increased by $1.2 million, or 8.4%, to $15.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).

Professional and Consulting Fees

Professional and consulting fees increased by $17.6 million, or 38.6%, to $63.4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily driven by increased consulting fees, notably with regards to MiFID II, and legal fees.

Communications

Communications expense increased by $4.1 million, or 3.6%, to $119.4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. As a percentage of total revenues, communications slightly decreased from the prior year period.

Selling and Promotion

Selling and promotion expense increased by $5.5 million, or 9.6%, to $62.5 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $5.6 million, or 14.9%, to $43.1 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This line item tends to move in line with brokerage revenues.

Interest Expense

Interest expense increased by $19.3 million, or 33.6%, to $77.0 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was primarily driven by interest expense on the $575.0 million senior term loan borrowing, the $400.0 million senior revolving credit facility, the 5.125% $300.0 million Senior Note, and the $150.0 million credit facility.

Other Expenses

Other expenses increased by $30.0 million, or 74.8%, to $70.1 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, which was primarily related to costs associated with acquisitions, amortization expense on acquired intangibles, and other provisions.

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

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $1.1 million, or 30.6%, to a gain of $4.6 million, for the year ended December 31, 2017 as compared to a gain of $3.5 million for the year ended December 31, 2016. Gains (losses) on equity method investments represent our pro-rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $56.1 million, or 68.4%, to $25.9 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The $56.1 million decrease was primarily due to a $59.0 million decrease in Nasdaq earn-out and mark to market revenue recognized in 2017. Beginning in the third quarter of 2017, the Nasdaq earn-out was recorded by Newmark. This was partially offset by an increase in other recoveries.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased by $36.4 million, or 64.7%, to $92.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily driven by the effect of the remeasurement of deferred tax assets and liabilities and the one-time transition tax on accumulated foreign earnings as a result of the enactment of the Tax Cut and Jobs Act in 2017. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) From Continuing Operations Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries decreased by $33.8 million, or 48.3%, to $36.2 million, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This decrease was primarily driven by a decrease in earnings.

Net Income (Loss) From Discontinued Operations Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries decreased by $4.7 million, to a loss of $5.9 million, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This decrease was primarily driven by a decrease in earnings.

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

	December 31, 2018[1]	September 30, 2018[1]	June 30, 2018[1]	March 31, 2018[1]	December 31, 2017[1]	September 30, 2017[1]	June 30, 2017[1]	March 31, 2017[1]
Revenues:
Commissions	$372,073	$351,969	$378,487	$407,857	$330,093	$325,195	$337,323	$340,756
Principal transactions	62,787	73,360	84,988	91,918	75,987	75,766	80,360	85,743
Fees from related parties	5,022	6,821	5,934	6,299	8,020	6,933	5,576	6,565
Data, software and post-trade	18,169	16,547	15,370	15,099	14,372	13,776	13,322	13,087
Interest income	3,919	2,870	4,940	2,675	2,825	4,272	5,110	2,350
Other revenues	4,381	4,075	1,324	926	669	1,131	748	972
Total revenues	466,351	455,642	491,043	524,774	431,966	427,073	442,439	449,473
Expenses:
Compensation and employee benefits	250,792	224,512	253,228	279,004	248,744	223,168	242,025	242,310
Allocations of net income and grants of exchangeability to limited partnership units and FPUs and issuance of common stock	84,337	31,964	44,624	38,232	93,200	44,522	32,593	57,156
Total compensation and employee benefits	335,129	256,476	297,852	317,236	341,944	267,690	274,618	299,466
Occupancy and equipment	38,934	39,148	34,365	37,147	36,829	35,586	35,185	35,284
Fees to related parties	4,586	5,644	5,882	4,051	8,884	676	2,796	3,464
Professional and consulting fees	23,865	22,329	20,001	17,908	20,563	16,165	12,993	13,648
Communications	26,808	29,078	30,729	31,399	30,272	30,416	29,486	29,205
Selling and promotion	19,112	16,146	17,855	16,225	17,364	14,169	15,954	14,976
Commissions and floor brokerage	17,549	15,082	15,345	13,915	12,517	10,505	10,119	9,989
Interest expense	11,615	10,722	10,028	9,368	25,542	19,933	16,668	14,815
Other expenses	17,541	14,882	14,548	17,338	13,786	17,367	20,153	18,839
Total expenses	495,139	409,507	446,605	464,587	507,701	412,507	417,972	439,686
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	—	—	—	4	—	557
Gains (losses) on equity method investments	2,415	1,327	1,011	2,624	1,587	1,202	1,602	236
Other income (loss)	2,453	15,123	1,481	31,411	2,946	11,876	5,428	5,613
Total other income (losses), net	4,868	16,450	2,492	34,035	4,533	13,082	7,030	6,406
Income (loss) from operations before income taxes	(23,920)	62,585	46,930	94,222	(71,202)	27,648	31,497	16,193
Provision (benefit) for income taxes	16,980	23,019	14,571	21,550	41,084	29,865	15,130	6,693
Consolidated net income (loss) from continuing operations	(40,900)	39,566	32,359	72,672	(112,286)	(2,217)	16,367	9,500
Consolidated net income (loss) from discontinued operations, net of tax	11,041	122,738	17,631	24,759	(45,380)	112,765	61,364	41,616
Consolidated net income (loss)	(29,859)	162,304	49,990	97,431	(157,666)	110,548	77,731	51,116
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	(18,995)	7,956	12,358	28,674	(31,983)	30,610	23,545	13,995
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	5,879	34,062	2,429	9,983	(5,884)	(1,591)	1,266	296
Net income (loss) available to common stockholders	$(16,743)	$120,286	$35,203	$58,774	$(119,799)	$81,529	$52,920	$36,825
1	Financial results have been retrospectively adjusted as a result of the Spin-Off to reflect Newmark through November 30, 2018 as discontinued operations for all periods presented.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Brokerage revenue by product:
Rates	$135,969	$128,289	$145,148	$160,772	$118,618	$123,041	$133,469	$135,752
Credit	67,484	67,111	75,526	82,050	65,818	66,133	70,730	81,870
Foreign exchange	87,611	90,683	98,559	99,050	80,780	83,899	79,681	80,026
Energy and commodities	53,799	57,974	56,277	60,149	54,161	48,231	48,479	53,145
Equities, insurance, and other asset classes	89,997	81,272	87,965	97,754	86,703	79,657	85,324	75,706
Total brokerage revenues	434,860	425,329	463,475	499,775	406,080	400,961	417,683	426,499
Brokerage revenue by product (percentage):
Rates	31.3%	30.2%	31.3%	32.2%	29.2%	30.7%	32.0%	31.8%
Credit	15.5	15.8	16.3	16.4	16.2	16.5	16.9	19.2
Foreign exchange	20.1	21.3	21.3	19.8	19.9	20.9	19.1	18.8
Energy and commodities	12.4	13.6	12.1	12.0	13.3	12.0	11.6	12.5
Equities, insurance, and other asset classes	20.7	19.1	19.0	19.6	21.4	19.9	20.4	17.7
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/hybrid	$388,906	$381,949	$410,154	$446,508	$368,196	$361,312	$373,161	$380,260
Fully electronic	45,954	43,380	53,321	53,267	37,884	39,649	44,522	46,239
Total brokerage revenues	$434,860	$425,329	$463,475	$499,775	$406,080	$400,961	$417,683	$426,499
Brokerage revenue by type (percentage):
Voice/hybrid	89.4%	89.8%	88.5%	89.3%	90.7%	90.1%	89.3%	89.2%
Fully electronic	10.6	10.2	11.5	10.7	9.3	9.9	10.7	10.8
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, marketable securities, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets at December 31, 2018 were $3.4 billion, a decrease of 36.8% as compared to December 31, 2017. The decrease in total assets was driven primarily by decreases in assets from discontinued operations related to the November 30, 2018 Spin-Off of Newmark, cash and marketable securities, and was partially offset by an increase in short-dated receivables, and less liquid assets. We maintain a significant portion of our assets in cash and marketable securities, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase agreements) at December 31, 2018 of $410.9 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned were $58.4 million at December 31, 2018, compared to $33.0 million at December 31, 2017. Our marketable securities decreased to $32.1 million at December 31, 2018, compared to $150.6 million at December 31, 2017. The decrease in marketable securities was primarily due to the sale of Marketable securities in the amount of $128.0 million. We did not have any Reverse repurchase agreements as of December 31, 2018 and December 31, 2017. There were $15.1 million of Securities loaned as of December 31, 2018 and $144.7 million of Securities loaned as of December 31, 2017.

On April 21, 2017, the Company entered into a $150.0 million revolving credit facility (the “Credit Facility”) with an affiliate of Cantor. BGC agreed to lend $150.0 million under the Credit Facility to such affiliate (the “Loan”). On September 8, 2017, the outstanding balance of $150 million on the Loan was repaid in its entirety. The credit facility was terminated on March 19, 2018, therefore, there were no borrowings outstanding under the credit facility, as of December 31, 2018.

On March 19, 2018, we entered into the BGC Credit Agreement with Cantor (“BGC Credit Agreement”). The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the Credit Facility described above and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2019, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of December 31, 2018, there were no borrowings by BGC or Cantor outstanding under this agreement.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2018, there were no repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2018, we had no investments in the program.

Funding

Our funding base consists of longer-term capital (equity and notes payable), collateralized financings, shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances exceed our potential normal course contingent liquidity needs. We believe that cash in and available to our largest regulated entities, inclusive of financing provided by clearing banks and cash segregated under regulatory requirements, is adequate for potential cash demands of normal operations, such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends paid pursuant to our dividend policy. However, we continually evaluate opportunities for us to maximize our growth and further enhance our strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

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

As described earlier, on November 30, 2018, we completed the Spin-Off of Newmark. (See “Newmark IPO, Separation Transaction, and Spin-Off” above for more information). As set forth in the Amended and Restated Separation and Distribution Agreement, Newmark assumed certain BGC indebtedness and repaid such indebtedness. (See “Notes Payable, Other and Short-term Borrowings” below for more information).

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement (the “Merger Agreement”), dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The Back-End Mergers allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates now own 100% of the outstanding shares of GFI’s common stock. In total, approximately 23.5 million shares of our Class A common stock and $89.9 million in cash were issued or paid with respect to the closing of the Back-End Mergers, inclusive of adjustments (we still expect to pay a total of $111.2 million in connection to the Back-End Mergers, of which $23.1 million remains to be paid).

As of December 31, 2018, our liquidity, which we define as cash and cash equivalents, reverse repurchase agreements, marketable securities and securities owned, less securities loaned and repurchase agreements, was approximately $410.9 million. We expect to use our considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of BGC, all while maintaining or improving our investment grade rating.

Notes Payable, Other and Short-term Borrowings

Unsecured Senior Revolving Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provided for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the converted term loan. The Company remained a borrower under, and retained access to, the revolving credit facility for any future draws, subject to availability which increased as Newmark repaid the converted term loan. As of December 31, 2017, Newmark had $397.3 million borrowings outstanding under the converted term loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of the converted term loan.  During the year ended December 31, 2018, the Company borrowed $195.0 million and subsequently repaid the $195.0 million. Therefore, there were no borrowings outstanding as of December 31, 2018. On November 28, 2018, the Company entered into a new revolving credit facility which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the new revolving credit agreement is November 28, 2020 and the maximum revolving loan balance has been reduced from $400.0 million to $350.0 million. As of December 31, 2018, there were no borrowings outstanding under the new unsecured senior revolving credit agreement.

Unsecured Senior Term Loan Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The term loan credit agreement provided for loans of up to $575.0 million. The maturity date of the agreement was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of the Company as borrower under the senior term loan. There was no change in the maturity date or interest rate. As of December 31, 2017, Newmark had $270.7 million borrowings outstanding under the senior term loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of $270.7 million at which point the facility was terminated. As of December 31, 2018, there were no borrowings outstanding under the senior term loan.

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

5.375% Senior Notes

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes due 2019 (the “5.375% Senior Notes”). The 5.375% Senior Notes are general senior unsecured obligations of the Company. These 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes will be subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the indenture. The 5.375% Senior Notes will mature on December 9, 2019. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. In connection with the issuance of the 5.375% Senior Notes, the Company lent the proceeds of the 5.375% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of December 9, 2014, with an aggregate principal amount of $300 million to the Company (the “2019 Promissory Note”). On December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note. The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. During the year ended December 31, 2018, Newmark repaid the Company in full for the 5.375% Senior Notes, in which the Company subsequently redeemed the 5.375% Senior Notes.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). The carrying value of these notes as of December 31, 2017 was $242.5 million. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were previously subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million newly issued shares of GFI’s common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave us the ability to control the timing and process with respect to a full merger, which as discussed in Note 1—“Organization and Basis of Presentation” to our consolidated financial statements, was completed on January 12, 2016. Also, on July 10, 2015, we guaranteed the obligations of GFI under these 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of the 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. On November 4, 2015, GFI, BGC and the Trustee entered into the First Supplemental Indenture supplementing the Indenture and incorporating BGC’s guarantee of the Notes (the “First Supplemental Indenture”). On January 13, 2016, Moody’s Investors Service further upgraded the credit rating on the 8.375% Senior Notes, eliminating the penalty interest. On July 19, 2018, the Company repaid the $240.0 million principal amount of its 8.375% Senior Notes upon their maturity.

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). The 5.125% Senior Notes are general senior unsecured obligations of the Company. These 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15.0 million of such senior notes and still holds such notes as of December 31, 2018. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The carrying value of the 5.125% Senior Notes as of December 31, 2018 was $297.8 million.

5.375% Senior Notes due 2023

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023 (the “5.375% Senior Notes due 2023”). The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. These 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes due 2023) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes due 2023 will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of December 31, 2018 was $444.7 million.

          In addition, in connection with the issuance of the 5.375% BGC Senior Notes due 2023, BGC lent the proceeds of the issuance to BGC U.S. OpCo, and BGC U.S. OpCo issued a promissory note, effective as of July 24, 2018, with an aggregate principal amount of $450.0 million payable to BGC.

In connection with the issuance of 5.375% Senior Notes due 2023, the Company recorded approximately $0.2 million in underwriting fees payable to CF&Co and $40.5 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. The Company also paid CF&Co an advisory fee of $0.2 million in connection with the issuance.

On July 31, 2018, the Company filed a Registration Statement on Form S-4 pursuant to which, upon being declared effective by the SEC, the holders of the 5.375% Senior Notes due 2023, issued in a private placement on July 24, 2018, may exchange such notes for new registered notes with substantially identical terms.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of December 31, 2018, the Company had $1.8 million outstanding related to this secured loan arrangement. The value of the fixed assets pledged as of December 31, 2018 was $0.1 million.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% and matures on May 31, 2021. As of December 31, 2018, the Company had $19.2 million outstanding related to this secured loan arrangement. The value of the fixed assets pledged as of December 31, 2018 was $6.5 million.

Short-term Borrowings

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short term loans up to $5.2 million (BRL 20.0 million). The maturity date of the agreement is February 19, 2019. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of December 31, 2018, there were $5.2 million of borrowings outstanding under the facility. As of December 31, 2018, the interest rate was 9.8%.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line of up to $13.1 million (BRL 50.0 million). The maturity date of the agreement is March 14, 2019. This facility bears a fee of 1.00% per year. As of December 31, 2018, there were no borrowings outstanding under this facility. We recorded bank fees related to the agreement of $0.1 million for the years ended December 31, 2018 and 2017.

CREDIT RATINGS

As of December 31, 2018, our public long-term credit ratings and associated outlooks are as follows:

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

Changes in Reverse repurchase agreements, Securities owned, and Marketable securities may result from additional cash investments or sales, which will be offset by a corresponding change in Cash and cash equivalents and accordingly will not result in a change in our liquidity. Conversely, changes in the market value of such securities and the receipt of the Nasdaq earn-out in the form of additional Nasdaq shares are reflected in our earnings or other comprehensive income (loss) and will result in changes in our liquidity.

At December 31, 2018, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Cuts and Jobs Act and recorded a net cumulative tax expense of $38.0 million, net of foreign tax credits, including an adjustment of $1.5 million for the current year. An installment election can be made to pay the taxes over eight years with 8% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively.

As of December 31, 2018, the Company had $336.5 million of Cash and cash equivalents, and included in this amount was $199.1 million of Cash and cash equivalents held by foreign subsidiaries.

Discussion of the year ended December 31, 2018

The table below presents our Liquidity Analysis as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
(in millions)
Cash and cash equivalents	$336.5	$513.3
Securities owned	58.4	33.0
Marketable securities[1]	17.0	5.8
Repurchase agreements	(1.0)	—
Total	$410.9	$552.1

1

As of December 31, 2018 and 2017, $15.1 million and 144.7 million, respectively, of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $141.3 million decrease in our liquidity position from $552.1 million as of December 31, 2017 to $410.9 million as of December 31, 2018 was primarily related to our purchase of exchangeable limited partnership units in Newmark Holdings cash paid with respect to various acquisitions throughout the year, our continued investment in revenue generating hires, and ordinary movements in working capital.

Discussion of the year ended December 31, 2017

The table below presents our Liquidity Analysis as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
(in millions)
Cash and cash equivalents	$513.3	$469.0
Reverse repurchase agreements	—	54.7
Securities owned	33.0	35.4
Marketable securities[1]	5.8	164.8
Total	$552.1	$723.9

1	As of December 31, 2017, $144.7 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $171.8 million decrease in our liquidity position from $723.9 million as of December 31, 2016 to $552.1 million as of December 31, 2017 was primarily related to cash paid with respect to various acquisitions throughout the year. Also contributing to the decrease in liquidity was the redemption and/or repurchase of shares and/or units and our continued investment in revenue generating hires.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of December 31, 2018.

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

As of December 31, 2018, $551.3 million of net assets were held by regulated subsidiaries. As of December 31, 2018, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $311.5 million.

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

Changes in shares of the Company’s Class A common stock outstanding for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
Shares outstanding at beginning of period	256,968,372	244,869,624
Share issuances:
Redemptions of limited partnership interests¹	18,287,721	9,179,295
Issuance of Class A common stock for general corporate purposes	24,923,714	1,781,328
Deferred stock awards	979,344	—
Vesting of restricted stock units (RSUs)	527,951	570,944
Acquisitions	1,743,963	1,923,854
Exercise of stock options	—	154,533
Other issuances of Class A common stock	100,366	58,809
Exchange from Class A to Class B common stock	(11,036,273)	—
Treasury stock repurchases	(788,788)	(1,386,769)
Forfeitures of restricted Class A common stock	(231,602)	(183,246)
Shares outstanding at end of period	291,474,768	256,968,372

1

Included in redemptions of limited partnership interests for the year ended December 31, 2018, are 7,559,291 limited partnership units that were cancelled in connection with the grant of 6,833,168 shares of Class A common stock. Because limited partnership units are included in the Company’s fully diluted share count, if dilutive, redemption in connection with the issuance of Class A common shares would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Partners Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor (the “Exchange Agreement” and such issuance, the “Class B Issuance”). Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

The Company did not issue any shares of BGC Class B common stock during the year ended 2017. As of December 31, 2018 and 2017, there were 45,884,380 and 34,848,107, respectively, shares of the Company’s Class B common stock outstanding.

Unit Redemptions and Share Repurchase Program

Our Board of Directors and Audit Committee have authorized repurchases of our Class A common stock and redemptions of limited partnership interests or other equity interests in our subsidiaries. On February 7, 2017 and again on August 1, 2018, the Company’s Board of Directors and Audit Committee again increased the Company’s share repurchase and unit redemption authorization to $300 million. From time to time, we may actively continue to repurchase shares or redeem units. As of December 31, 2018, the Company had approximately $266.2 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents redemption of units in BGC Holdings and BGC share repurchase activity for the year ended December 31, 2018.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share[3]	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1]
January 1, 2018—March 31, 2018	1,723,654	$14.34
April 1, 2018—June 30, 2018	4,299,936	13.10
July 1, 2018—September 30, 2018	2,105,457	11.27
October 1, 2018—December 31, 2018	1,218,254	10.78
Total Redemptions	9,347,301	$12.61
Repurchases[2]
January 1, 2018—March 31, 2018	—	$—
April 1, 2018—June 30, 2018	726,539	13.37
July 1, 2018—September 30, 2018	8,263	11.48
October 1, 2018—December 31, 2018	53,986	11.72
Total Repurchases	788,788	$13.23
Total Redemptions and Repurchases	10,136,089	$12.66	$266,247,326

1

During the year ended December 31, 2018, the Company redeemed approximately 9.2 million limited partnership units at an aggregate redemption price of approximately $116.5 million for an average price of $12.61 per unit and approximately 108.9 thousand FPUs at an aggregate redemption price of approximately $1.4 million for an average price of $12.86 per unit. During the year ended December 31, 2017, the Company redeemed approximately 7.6 million limited partnership units at an aggregate redemption price of approximately $94.5 million for an average price of $12.40 per unit and approximately 875.6 thousand FPUs at an aggregate redemption price of approximately $9.4 million for an average price of $10.70 per unit.

2

During the year ended December 31, 2018, the Company repurchased approximately 0.8 million shares of its Class A common stock at an aggregate purchase price of approximately $10.4 million for an average price of $13.23 per share. During the year ended December 31, 2017, the Company repurchased approximately 1.4 million shares of its Class A common stock at an aggregate purchase price of approximately $16.8 million for an average price of $12.10 per share.

3

Following the Spin-Off, external data providers have restated the historical prices of BGCP. When doing so, they calculate an adjustment factor based on the closing prices of BGCP and NMRKV on November 30, 2018, with NMRKV being the when-issued market for the additional shares of Newmark Class A common stock that traded on Nasdaq from November 20, 2018 until November 30, 2018. These external data providers use a formula for calculating the adjustment factor equal to 1 – (NMRKV Price on November 30, 2018 times Distribution Ratio)/BGCP price on November 30, 2018. They then multiply all of the historical BGCP prices by this factor to get the adjusted historical BGCP prices. As such, the nominal prices listed on the table above may not match the historical prices listed on such data services following the Spin-Off.

The table above represents the gross unit redemptions and share repurchases of our Class A common stock during the year ended December 31, 2018. Approximately 8.8 million of the 9.3 million units above were redeemed using cash from our CEO program, and therefore did not impact the fully diluted number of shares and units outstanding or our liquidity position.

The weighted-average share counts from continuing operations, including securities that were anti-dilutive for our earnings per share calculations, for the three months and year ended December 31, 2018 were as follows (in thousands):

	Three Months Ended December 31, 2018	Year Ended December 31, 2018
Common stock outstanding[1]	331,382	322,141
Partnership units[2]	165,461	162,856
RSUs (Treasury stock method)	260	368
Other	1,445	1,335
Total[3]	498,548	486,700

1

Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended December 31, 2018, the weighted-average number of Class A shares was 291.6 million and Class B shares was 39.8 million. For the year ended December 31, 2018, the weighted-average number of Class A shares was 286.4 and Class B shares was 36.1 million.

2

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings,” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information).

3

Given the net loss during the quarter ended December 31, 2018, approximately 167.2 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. For the year ended December 31, 2018, approximately 163.0 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2018 included, on a weighted-average basis, approximately 162.8 million limited partnership interests and 0.2 million other securities or other contracts to issue shares of common stock. For the three months and year ended December 31, 2018, there were approximately 19.7 million and 15.6 million, respectively, of standalone BGC Holdings partnership units excluded from the fully diluted EPS weighted average computation from Continuing Operations because the conversion into Class A common stock was contingent on the Newmark Spin-Off (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-Kfor more information). Also, as of December 31, 2018, approximately 1.5 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our consolidated statement of financial condition as of December 31, 2018.

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

On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Partners Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement and the Class B Issuance). Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B issuance was exempt from the Securities Act.

Under the exchange agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. Cantor would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by it for shares of BGC Class B common stock, up to 23,613,420 shares of BGC Class B common stock.

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

Stock Option Exercises

We issued 154,533 shares of our Class A common stock related to the exercise of stock options during the year ended December 31, 2017. We did not issue any shares of our Class A common stock related to the exercise of stock options during the year ended December 31, 2018.

Registration Statements

We currently have in place an effective equity shelf Registration Statement on Form S-3 (the “Form S-3 Registration Statement”) with respect to the issuance and sale of up to 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. On November 20, 2014, we entered into a controlled equity offering (“CEO”) sales agreement with CF&Co (the “November 2014 Sales Agreement”), pursuant to which we may offer and sell up to an aggregate of 20 million shares of our Class A common stock. On April 12, 2017, we entered into a CEO sales agreement with CF&Co (the “April 2017 Sales Agreement”), pursuant to which we may offer and sell up to an aggregate of 20 million shares of our Class A common stock. On March 9, 2018, we entered into a new CEO sales agreement with CF&Co (“March 2018 Sales Agreement”), pursuant to which we may offer and sell up to an aggregate of $300.0 million of shares of Class A common stock. Proceeds from shares of our Class A common stock sold under this CEO sales agreement may be used for redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of us. Under these sales agreements, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. For additional information on the Company’s CEO sales agreements, see Note 14—“Related Party Transactions.”

As of December 31, 2018, we have issued and sold 16,539,792 shares of Class A common stock (or $204.5 million) under the March 2018 Sales Agreement. As of December 31, 2018, we have issued and sold an aggregate of 20.0 million shares of BGC Class A common stock under the Form S-3 Registration Statement pursuant to each of the November 2014 and the April 2017 Sales Agreements. We intend to use the net proceeds of any shares of BGC Class A common stock sold for general corporate purposes, including potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and Newmark Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor, or BGC Holdings. In addition to general corporate purposes, these sales along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under this agreement.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2018, we have issued an aggregate of 12.8 million shares of BGC Class A common stock under the Form S-4 Registration Statement. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of December 31, 2018, we have issued approximately 0.4 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of our Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of December 31, 2018, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 154.9 million shares of the Company’s Class A common stock. On June 6, 2017, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the Company’s Second Amended and Restated Incentive Bonus Compensation Plan (the “Incentive Plan”) to approve the material terms of the performance goals under the Incentive Plan for compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, including an amendment to those performance goals in order to broaden the stock price performance goal to include dividends and/or total stockholder return.

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

On July 31, 2018, we filed a Registration Statement on Form S-4 pursuant to which the holders of the 5.375% Senior Notes due 2023 which were issued in a private placement, exchanged such notes for new registered notes with substantially identical terms.

On September 18, 2018, we filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 5.125% Senior Notes and 5.375% Senior Notes due 2023 in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

Since 2012, the Company has completed acquisitions whose purchase price included an aggregate of approximately 1.8 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $12.0 million), 2.4 million limited partnership units (with an acquisition date fair value of approximately $10.1 million) and $36.4 million in cash that may be issued contingent on certain targets being met through 2022.

As of December 31, 2018, the Company has issued 0.8 million shares of its Class A common stock, 1.0 million limited partnership units and $6.5 million in cash related to such contingent payments.

As of December 31, 2018, 1.0 million shares of the Company’s Class A common stock, 0.5 million limited partnership units and $28.2 million in cash remain to be issued if the targets are met.

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

A month later, on November 5, 2018, the same plaintiffs’ firm filed an identical putative derivative complaint against the same defendants seeking the same relief on behalf of a second client, Northern California Pipe Trades Trust Funds. The cases have been consolidated into a single action, captioned In re BGC Partners, Inc. Derivative Litigation (Consolidated C.A. No. 2018-0722-AGB).

On December 17, 2018, all defendants filed motions to dismiss on the basis that the plaintiffs failed to make a demand on the BGC board and such demand would not have been futile.  In response, on February 1, 2019, Plaintiffs filed a motion for leave to amend the complaint, requesting that the Court allow them to supplement their allegations. The proposed amended complaint attempts to address the deficiencies noted in defendants’ motion to dismiss, but alleges the same purported violations as the previous version submitted to the Court, raises no new claims, and seeks identical relief.

The Company remains confident that the proposed amended pleading, like its predecessor, will not survive a motion to dismiss under prevailing Delaware law.  The Company strongly believes that the allegations pled against the defendants which comprise the lawsuits are without merit and intends to defend against them vigorously. However, as in any litigated matter, the outcome cannot be determined with certainty.

PURCHASE OF LIMITED PARTNERSHIP INTERESTS

Cantor has the right to purchase limited partnership interests (Cantor units) from BGC Holdings upon redemption of non-exchangeable FPUs redeemed by BGC Holdings upon termination or bankruptcy of the founding/working partner. In addition, pursuant to Article Eight, Section 8.08, of the Second Amended and Restated BGC Holdings Limited Partnership Agreement (previously the “Sixth Amendment”) and Article Eight, Section 8.08, of the Newmark Holdings Limited Partnership Agreement, where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their FPUs and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of new exchangeable limited partnership interests (Cantor units) in BGC Holdings at the price that Cantor would have paid for the FPUs had the Company redeemed them. Any such Cantor units purchased by Cantor are currently exchangeable for up to 23,613,420 shares of BGC Class B common stock or, at Cantor’s election or if there are no such additional shares of BGC Class B common stock, shares of BGC Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).

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

As of December 31, 2018, there were 1,472,398 FPUs in BGC Holdings remaining, which the partnerships had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

JOINT SERVICES AGREEMENT WITH CANTOR

In February 2019, the Audit Committee authorized us to enter into a short-term services agreement with Cantor pursuant to which Cantor would be responsible for clearing, settling and processing certain transactions executed on behalf of customers in exchange for a 33% revenue share based on net transaction revenue and the payment by BGC of the fully allocated cost of certain salespersons related thereto.

GUARANTEE AGREEMENT FROM CF&CO

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement. During the years ended December 31, 2018 and 2017, the Company recorded fees of $125,000 with respect to these guarantees.

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

UNIT REDEMPTIONS AND EXCHANGES—EXECUTIVE OFFICERS

In connection with the Company’s 2018 executive compensation process, the Company’s executive officers received certain monetization of prior awards as set forth below.

On December 31, 2018, the Compensation Committee approved the cancellation of 113,032 non-exchangeable PSUs held by Mr. Merkel, and the cancellation of 89,225 non-exchangeable PPSUs (which had a determination price of $5.36 per unit). In connection with these transactions, the Company issued $1,062,500 in Class A common stock, less applicable taxes and withholdings at a 45% tax rate, resulting in 113,032 net shares of Class A common stock at a price of $5.17 per share and the payment of $478,123 for taxes.

On December 31, 2018, the Compensation Committee approved the monetization of 760,797 PPSUs held by Mr. Lutnick (which at an average determination price of $6.57 per share on such date, had a value of $5,000,000). On February 1, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 376,651 non-

exchangeable PSUs held by Mr. Lutnick into 376,651 non-exchangeable partnership units with a capital account (HDUs) (which, based on the closing price of our Class A common stock of $6.21 per share on such date, had a value of $2,339,000); and (ii) the right to exchange for cash 463,969 non-exchangeable PPSUs held by Mr. Lutnick, for a payment of $2,661,000 for taxes when (i) is exchanged.

On December 31, 2018, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 139,265 non-exchangeable LPUs (which at the closing price of $5.17 per share on such date, had a value of $720,000) and the exchange for cash (at the average determination price of $4.388 per unit) of 63,814 non-exchangeable PLPUs for a payment of $280,002 for taxes.  On February 22, 2019, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to an additional 22,020 non-exchangeable LPUs (which at the closing price of $6.26 per share on such date, had a value of $137,845) and the exchange for cash (at the average determination price of $5.6457 per unit) of 9,495 non-exchangeable PLPUs for a payment of $53,606 for taxes.

On December 31, 2018, the Compensation Committee approved the grant of exchange rights to Mr. Lynn with respect to 750,308 non-exchangeable LPUs (which at the closing price of $5.17 per share on such date, had a value of $3,879,092) and the exchange for cash (at the average determination price of $3.894 per unit) of 287,888 non-exchangeable PLPUs for a payment of $1,120,909 for taxes.  On February 22, 2019, the Compensation Committee approved the grant of exchange rights to Mr. Lynn with respect to an additional 43,131 non-exchangeable LPUs (which at the closing price of $6.26 per share on such date, had a value of $270,000) and the exchange for cash (at the average determination price of $4.1239 per unit) of 25,461 non-exchangeable PLPUs for a payment of $105,000 for taxes.

EXECUTIVE COMPENSATION—INCENTIVE PLAN

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

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Notional Volume (in billions)
Total fully electronic volume	$5,738	$4,764	$5,247	$5,340	$4,502
Total hybrid volume¹	89,451	70,749	74,211	74,378	70,729
Total fully electronic and hybrid volume	$95,189	$75,513	$79,458	$79,718	$75,231
Transaction Count (in thousands, except for days)
Total fully electronic transactions	2,910	2,566	2,704	2,739	2,227
Total hybrid transactions	1,253	1,181	1,318	1,376	1,265
Total transactions	4,163	3,747	4,022	4,115	3,492
Trading days	64	63	62	62	63

1

Hybrid is defined as transactions involving some element of electronic trading but executed by BGC’s brokers, exclusive of voice-only transactions. Fully electronic involves customer-to-customer trades, free from broker execution.

Fully electronic volume, including new products, was $21.1 trillion for the year ended December 31, 2018, compared to $18.3 trillion for the year ended December 31, 2017. Our hybrid volume for the year ended December 31, 2018 was $308.8 trillion, compared to $270.6 trillion for the year ended December 31, 2017.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at December 31, 2018 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and collateralized borrowings[1]	$771,051	$9,354	$311,697	$450,000	$—
Operating leases[2]	297,595	40,254	50,058	54,399	152,884
Interest on long-term debt and collateralized borrowings[3]	150,367	41,167	71,306	37,894	—
Short-term borrowings[4]	5,162	5,162	—	—	—
Interest on Short-term borrowings	109	109	—	—	—
One-time transition tax[5]	38,027	3,042	6,084	6,084	22,817
Other[6]	20,027	9,999	10,028	—	—
Total contractual obligations	$1,282,338	$109,087	$449,173	$548,377	$175,701

1

Long-term debt and collateralized borrowings reflects long-term borrowings of $300.0 million of the 5.125% Senior Notes due on May 27, 2021 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of December 31, 2018 was approximately $297.8 million.) $450.0 million of the 5.375% Senior Notes due July 24, 2023, (the $450.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2018 was $444.7 million), $1.8 million of collateralized borrowings due March 13, 2019, and an additional $19.2 million of collateralized borrowings due May 31, 2021. See Note 18— “Notes Payable, Other and Short-term Borrowings,” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding these obligations, including timing of payments and compliance with debt covenants.

2

Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $0.3 million over the life of the agreement.

3

Interest on long-term debt and collateralized borrowings also includes interest on the undrawn portion of the committed unsecured senior revolving credit agreement which was calculated through the maturity date of the facility which is November 28, 2020. As of December 31, 2018, the undrawn portion of the committed unsecured revolving credit agreement was $350.0 million.

4

Short-term borrowings reflects approximately $5.2 million (BRL 20.0 million) of borrowing under the Company’s committed  unsecured loan agreement. See Note 18— “Notes Payable, Other and Short-term Borrowings,” for more information regarding this obligation.

5

The Company completed the calculation of the one-time transition tax on the deemed repatriation of  foreign subsidiaries’ earnings pursuant to the Tax Cuts and Jobs Act and recorded a net cumulative tax expense of $36.7 million, net of foreign tax credits with an election to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively.

6

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

Revenue Recognition

We derive our revenues primarily through commissions from brokerage services, the spread between the buy and sell prices on matched principal transactions, fees from related parties, fees for the provision of certain data, software and post-trade services, and other revenues. See Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding revenue recognition.

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

Restricted Stock Units: We account for equity-based compensation under the fair value recognition provisions of the U.S. GAAP guidance. Restricted stock units (“RSUs”) provided to certain employees are accounted for as equity awards, and in accordance with the U.S. GAAP, we are required to record an expense for the portion of the RSUs that is ultimately expected to vest. Further, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because assumptions are used in estimating employee turnover and associated forfeiture rates, actual results may differ from our estimates under different assumptions or conditions.

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

Limited Partnership Units: Limited partnership units in BGC Holdings and Newmark Holdings are generally held by employees. Generally, such units receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. Our Preferred Units are not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. The quarterly allocations of net income to such limited partnership units are reflected as a component of compensation expense under “Allocations of net income and grants of exchangeability to limited partnership units and FPUs and issuance of common stock” in our consolidated statements of operations.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grants of exchangeability to limited partnership units and FPUs and issuance of common stock” in our consolidated statements of operations. During the years ended December 31, 2018, 2017 and 2016, we incurred compensation expense of $160.8 million, $176.5 million and $95.8 million, respectively, related to the grant of exchangeability on partnership units and issuance of common stock.

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

As of December 31, 2018 and December 31, 2017, the aggregate balance of employee loans, net of reserve, was $216.3 million and $125.4 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2018, 2017 and 2016 was $13.0 million, $26.9 million and $28.8 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our consolidated statements of operations.

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

The first step involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. To estimate the fair value of the reporting units, we use a discounted cash flow model and data regarding market comparables. The valuation process requires significant judgment and involves the use of significant estimates and assumptions. These assumptions include cash flow projections, estimated cost of capital and the selection of peer companies and relevant multiples. Because assumptions and estimates are used in projecting future cash flows, choosing peer companies and selecting relevant multiples, actual results may differ from our estimates under different assumptions or conditions. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is deemed not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of potential impairment.

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

We provide for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from our estimates under different assumptions or conditions. We recognize interest and penalties related to income tax matters in “Provision for income taxes” in our consolidated statements of operations.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $32.1 million as of December 31, 2018. These include shares of common stock of Nasdaq that we received in exchange for a portion of our electronic benchmark Treasury platform and shares of common stock of ICE that we received in exchange for Trayport. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar weakening against the Euro and the British Pound. If as of December 31, 2018, the U.S. Dollar had weakened against the Euro and the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $2.1 million.

Interest Rate Risk

BGC Partners had $763.5 million in fixed-rate debt outstanding as of December 31, 2018. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

Disaster Recovery

Our processes address disaster recovery concerns. We operate most of our technology from US and UK primary data centers. Either site alone is typically capable of running all of our essential systems. Replicated instances of this technology are maintained in our redundant data centers.  Our data centers are generally built and equipped to best-practice standards of physical security with appropriate environmental monitoring and safeguards. Failover for the majority of our systems is automated.

ITEM 8.	FINANCIAL STATEMENTS

BGC Partners, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BGC Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BGC Partners, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and, for 2016, the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We did not audit the 2016 consolidated financial statements of Berkeley Point Financial LLC, a subsidiary, which reflect total revenues constituting 10% for the year ended December 31, 2016. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Berkeley Point Financial LLC for 2016, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as applicable and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

New York, New York

March 1, 2019

Independent Auditors’ Report

Member

Berkeley Point Financial LLC:

We have audited the accompanying consolidated balance sheets of Berkeley Point Financial LLC and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in member’s capital, and cash flows for each of the years in the two-year period ended December 31, 2016 then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, . An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkeley Point Financial LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years in each of the years in the two-year period ended December 31, 2016, then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts

August 23, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BGC Partners, Inc.

Opinion on Internal Control over Financial Reporting

We have audited BGC Partners, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the “COSO criteria”). In our opinion, BGC Partners, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Poten & Partners Group, Inc., which is included in the 2018 consolidated financial statements of the Company and constituted 1.5% and 1.2% of total and net assets, respectively, as of December 31, 2018 and 0.4% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Poten & Partners Group, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of BGC Partners, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

March 1, 2019

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$336,535	$513,306
Cash segregated under regulatory requirements	80,243	110,110
Securities owned	58,408	33,007
Marketable securities	32,064	150,553
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	941,866	738,699
Accrued commissions and other receivables, net	516,091	399,839
Loans, forgivable loans and other receivables from employees and partners, net	216,868	125,407
Fixed assets, net	157,169	124,526
Investments	35,403	34,222
Goodwill	504,646	468,050
Other intangible assets, net	298,779	286,100
Receivables from related parties	7,748	3,739
Other assets	246,937	158,615
Assets from discontinued operations	—	2,283,539
Total assets	$3,432,757	$5,429,712
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$5,162	$6,046
Repurchase agreements	986	—
Securities loaned	15,140	144,720
Accrued compensation	195,234	195,999
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	769,833	604,533
Payables to related parties	40,155	40,988
Accounts payable, accrued and other liabilities	754,819	678,089
Notes payable and other borrowings	763,548	575,029
Liabilities from discontinued operations	—	1,998,152
Total liabilities	2,544,877	4,243,556
Commitments, contingencies and guarantees (Note 20)
Redeemable partnership interest	24,706	46,415
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 341,745 and 306,218 shares issued at December 31, 2018 and December 31, 2017, respectively; and 291,475 and 256,968 shares outstanding at December 31, 2018 and December 31, 2017, respectively	3,417	3,063
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 and 34,848 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively, convertible into Class A common stock	459	348
Additional paid-in capital	2,208,221	1,763,371
Contingent Class A common stock	—	40,472
Treasury stock, at cost: 50,270 and 49,250 shares of Class A common stock at December 31, 2018 and December 31, 2017, respectively	(314,240)	(303,873)
Retained deficit	(1,105,019)	(859,009)
Accumulated other comprehensive income (loss)	(24,465)	(10,486)
Total stockholders’ equity	768,373	633,886
Noncontrolling interest in subsidiaries	94,801	505,855
Total equity	863,174	1,139,741
Total liabilities, redeemable partnership interest, and equity	$3,432,757	$5,429,712

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Commissions	$1,510,386	$1,333,367	$1,136,248
Principal transactions	313,053	317,856	325,481
Fees from related parties	24,076	27,094	24,200
Data, software and post-trade	65,185	54,557	54,309
Interest income	14,404	14,557	8,896
Other revenues	10,706	3,520	5,177
Total revenues	1,937,810	1,750,951	1,554,311
Expenses:
Compensation and employee benefits	1,007,536	956,247	865,816
Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock	199,157	227,471	147,361
Total compensation and employee benefits	1,206,693	1,183,718	1,013,177
Occupancy and equipment	149,594	142,884	145,303
Fees to related parties	20,163	15,820	14,596
Professional and consulting fees	84,103	63,369	45,733
Communications	118,014	119,379	115,258
Selling and promotion	69,338	62,463	56,997
Commissions and floor brokerage	61,891	43,130	37,547
Interest expense	41,733	76,958	57,620
Other expenses	64,309	70,145	40,140
Total expenses	1,815,838	1,777,866	1,526,371
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	561	7,044
Gains (losses) on equity method investments	7,377	4,627	3,543
Other income (loss)	50,468	25,863	81,934
Total other income (losses), net	57,845	31,051	92,521
Income (loss) from operations before income taxes	179,817	4,136	120,461
Provision (benefit) for income taxes	76,120	92,772	56,339
Consolidated net income (loss) from continuing operations	$103,697	$(88,636)	$64,122
Consolidated net income (loss) from discontinued operations, net of tax	176,169	170,365	189,716
Consolidated net income (loss)	$279,866	$81,729	$253,838
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	29,993	36,167	70,005
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	52,353	(5,913)	(1,189)
Net income (loss) available to common stockholders	$197,520	$51,475	$185,022
Per share data:
Basic earnings (loss) per share from continuing operations
Net income (loss) from continuing operations available to common stockholders	$73,704	$(124,803)	$(5,883)
Basic earnings (loss) per share from continuing operations	$0.23	$(0.43)	$(0.02)
Basic weighted-average shares of common stock outstanding	322,141	287,378	277,073
Fully diluted earnings (loss) per share from continuing operations
Net income (loss) from continuing operations for fully diluted shares	$73,704	$(124,803)	$(5,883)
Fully diluted earnings (loss) per share from continuing operations	$0.23	$(0.43)	$(0.02)
Fully diluted weighted-average shares of common stock outstanding	323,844	287,378	277,073

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Consolidated net income (loss)	$279,866	$81,729	$253,838
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13,543)	15,779	(889)
Available for sale securities	—	(927)	2,013
Total other comprehensive income (loss), net of tax	(13,543)	14,852	1,124
Comprehensive income (loss)	266,323	96,581	254,962
Less: Comprehensive income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries, net of tax	28,136	38,306	69,272
Less: Comprehensive income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries, net of tax	52,353	(5,913)	(1,189)
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	80,489	32,393	68,083
Comprehensive income (loss) attributable to common stockholders	$185,834	$64,188	$186,879

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$279,866	$81,729	$253,838
Less: Consolidated net income from discontinued operations, net of tax	(176,169)	(170,365)	(189,716)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	71,495	65,444	62,550
Employee loan amortization and reserves on employee loans	13,015	26,930	28,754
Equity-based compensation and allocations of net income to limited partnership units and FPUs	205,070	233,241	155,057
Deferred compensation expense	5,879	7,986	15,974
Losses (gains) on equity method investments	(7,377)	(4,627)	(3,543)
Amortization of discount (premium) on notes payable	(1,081)	843	(4,021)
Unrealized (gain) loss on marketable securities	2,316	(23,936)	(359)
Impairment of fixed assets, intangible assets and investments	2,807	5,074	4,383
Deferred tax provision (benefit)	(22,635)	19,858	(32,104)
Sublease provision adjustment	—	—	(807)
Recognition of earn-out and related hedges	—	—	(67,016)
Realized losses (gains) on marketable securities	(11,831)	(60)	(13,562)
Change in estimated acquisition earn-out payables	2,885	5,003	1,133
Loss (gains) on other investments	(38,491)	—	(7,051)
Forfeitures of Class A common stock	(1,458)	(1,153)	(374)
Other	—	(557)	(391)
Consolidated net income (loss) adjusted for non-cash and non-operating items	324,291	245,410	202,745
Decrease (increase) in operating assets:
Reverse repurchase agreements	986	54,659	(54,659)
Securities owned	(25,401)	2,350	(2,996)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(206,051)	(239,230)	322,247
Accrued commissions receivable, net	(108,851)	(35,617)	(10,534)
Loans, forgivable loans and other receivables from employees and partners, net	(104,266)	(64,846)	(25,915)
Receivables from related parties	37,506	128,192	(16,267)
Other assets	(30,924)	2,189	5,365
Increase (decrease) in operating liabilities:
Securities loaned	(129,580)	144,720	(117,967)
Accrued compensation	(52,953)	(92,027)	(50,160)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	165,517	225,763	(340,558)
Payables to related parties	(833)	10,513	12,443
Accounts payable, accrued and other liabilities	63,214	10,684	(30,369)
Net cash provided by (used in) operating activities	$(67,345)	$392,760	$(106,625)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(24,528)	$(25,039)	$(17,816)
Capitalization of software development costs	(49,813)	(33,226)	(18,500)
Purchase of equity method investments	(925)	(106,824)	(1,235)
Proceeds from equity method investments	7,046	243	1,079
Payments for acquisitions, net of cash acquired	(50,562)	13,697	(151,765)
Proceeds from divestitures, net	—	—	7,106
Purchase of marketable securities	—	—	(68,396)
Proceeds from sale of marketable securities	128,018	38,256	635,646
Capitalization of trademarks, patent defense and registration costs	—	329	(473)
Net cash provided by (used in) investing activities	$9,236	$(112,564)	$385,646

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(449,598)	$(10,629)	$(166,790)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	639,196	1,001,508	295,768
Earnings distributions	(163,935)	(126,243)	(69,430)
Redemption and repurchase of limited partnership interests	(51,943)	(45,593)	(51,992)
Dividends to stockholders	(231,446)	(200,116)	(170,795)
Repurchase of Class A common stock	(10,439)	(16,773)	(96,025)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(647)	(865)	(1,542)
Proceeds from issuance of Class A common stock, net of costs	327,624	26,606	15,280
Deemed contribution due to acquisition of Lucera	—	—	15,005
Acquisition of Lucera	—	—	(29,037)
Acquisition of Berkeley Point	—	(871,816)	—
Proceeds from exercise of stock options	—	72	421
Proceeds from short-term borrowings	—	6,046	—
Proceeds from sale of limited partnership interests	—	—	2,357
Payments on acquisition earn-outs	(7,924)	—	(1,275)
Net cash provided by (used in) financing activities	$50,888	$(237,803)	$(258,055)

Net cash provided by (used in) operating activities from discontinued operations	(748,231)	895,853	(566,233)
Net cash provided by (used in) investing activities from discontinued operations	18,347	(41,027)	(52,736)
Net cash provided by (used in) financing activities from discontinued operations	367,931	(697,275)	576,351
Effect of exchange rate changes on Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements	(10,838)	3,411	118
Net increase (decrease) in Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements	(380,012)	203,355	(21,534)
Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements at beginning of period	796,790	593,435	614,969
Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements at end of period	$416,778	$796,790	$593,435
Supplemental cash information:
Cash paid during the period for taxes	$66,540	$78,300	$94,482
Cash paid during the period for interest	41,951	75,305	63,600
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$143,232	$106,698	$75,423
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	21,899	14,232	20,930
Issuance of Class A common stock upon conversion of convertible notes	—	—	68
Value of shares received for Nasdaq earn-out	—	76,969	67,016

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

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2018

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2018	$3,063	$348	$1,763,371	$40,472	$(303,873)	$(859,009)	$(10,486)	$505,855	$1,139,741
Consolidated net income (loss)	—	—	—	—	—	197,520	—	82,346	279,866
Other comprehensive gain, net of tax	—	—	—	—	—	—	(11,686)	(1,857)	(13,543)
Equity-based compensation, 527,951 shares	5	—	4,242	—	—	—	—	3,219	7,466
Dividends to common stockholders	—	—	—	—	—	(231,446)	—	(6,300)	(237,746)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(201,484)	(201,484)
Grant of exchangeability and redemption of limited partnership interests, issuance of 18,287,721 shares	183	—	163,706	—	—	—	—	82,077	245,966
Issuance of Class A common stock (net of costs), 26,003,424 shares	260	—	245,338	—	—	—	—	67,244	312,842
Exchange Class A to Class B common stock, 11,036,273 shares	(111)	111	—	—	—	—	—	—	—
Redemption of FPUs, 108,967 units	—	—	—	—	—	—	—	(925)	(925)
Repurchase of Class A common stock, 788,788 shares	—	—	—	—	(8,185)	—	—	(2,254)	(10,439)
Forfeitures of restricted Class A common stock, 231,602 shares	—	—	1,031	—	(2,182)	—	—	(306)	(1,457)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(15,921)	—	—	(3,932)	—	(10,321)	(30,174)
Issuance of Class A common stock for acquisitions, 1,743,963 shares	17	—	46,454	(40,472)	—	—	—	1,649	7,648
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	—	—	—	—	—	14,251	14,251
Purchase of Newmark noncontrolling interest	—	—	—	—	—	—	—	(54)	(54)
Newmark noncontrolling interest	—	—	—	—	—	—	—	2,053	2,053
Cumulative effect of revenue standard adoption	—	—	—	—	—	16,387	—	2,303	18,690
Cumulative effect of adoption of standard on equity investments	—	—	—	—	—	1,671	(2,293)	622	—
Issuance of exchangeable preferred partnership units in Newmark Partners, L.P.	—	—	—	—	—	—	—	320,786	320,786
Spin-Off of Newmark	—	—	—	—	—	(226,210)	—	(764,103)	(990,313)
Balance, December 31, 2018	$3,417	$459	$2,208,221	$—	$(314,240)	$(1,105,019)	$(24,465)	$94,801	$863,174

	For the Year Ended December 31,
	2018		2017		2016
Dividends declared per share of common stock	$0.72		$0.70		$0.62
Dividends declared and paid per share of common stock	$0.72		$0.70		$0.62

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage and financial technology company servicing the global financial markets. Through the Company’s financial service brands, including BGC, GFI, Sunrise Brokers, Besso, Poten & Partners and R.P. Martin, among others, the Company specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regards to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through the Company’s electronic brands including Fenics, BGC Trader, CreditMatch, Fenics Market Data, BGC Market Data, kACE2, EMBonds, Capitalab, Swaptioniser, CBID and Lucera, BGC Partners offers fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Beijing, Bogotá, Buenos Aires, Chicago, Copenhagen, Dubai, Dublin, Geneva, Hong Kong, Istanbul, Johannesburg, Madrid, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, and Toronto.

Newmark Group, Inc. (which may be referred to as “Newmark” or “NKF”) is a leading commercial real estate services firm. Newmark offers a full suite of services and products for both owners and occupiers across the entire commercial real estate industry. Newmark’s investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, diligence and underwriting and government sponsored entity (“GSE”) lending and loan servicing. Newmark’s occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting, project management, lease administration and facilities management. Newmark enhances these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits. Newmark has relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

On November 30, 2018, (the “Distribution Date”), BGC completed its previously announced pro-rata distribution (the “Spin-Off”) to its stockholders of all of the shares of common stock of Newmark owned by BGC Partners as of immediately prior to the effective time of the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Partners Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on November 23, 2018 (the “Record Date”), and shares of Newmark Class B common stock distributed to the holders of shares of BGC Partners Class B common stock (consisting of Cantor Fitzgerald, L.P. (“Cantor”) and CF Group Management, Inc. (“CFGM”)) of record as of the close of business on the Record Date. The Spin-Off was effective as of 12:01 a.m., New York City time, on the Distribution Date.

Acquisition of Berkeley Point and Investment in Real Estate LP

On September 8, 2017, the Company and one of its operating partnerships, BGC Partners, L.P., closed (the “Closing”) on the acquisition of Berkeley Point Financial LLC (“Berkeley Point”) pursuant to a Transaction Agreement, dated as of July 17, 2017, with Cantor and certain of Cantor’s affiliates, including Cantor Commercial Real Estate Company, L.P. (“CCRE”) and Cantor Commercial Real Estate Sponsor, L.P., the general partner of CCRE. Berkeley Point is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans. At the Closing, the Company purchased and acquired from CCRE all of the outstanding membership interests of Berkeley Point, a wholly owned subsidiary of CCRE, for an acquisition price of $875.0 million, subject to a post-closing upward or downward adjustment to the extent that the net assets, inclusive of certain fair value adjustments, of Berkeley Point as of the Closing were greater than or less than $508.6 million, (the “Berkeley Point Acquisition”). BGC paid $3.2 million of the $875.0 million acquisition price with 247,099 limited partnership units of BGC Holdings, L.P. (“BGC Holdings”), which may be exchanged over time for shares of Class A common stock of the Company, with each BGC Holdings unit valued for these purposes at the volume weighted-average price of a share of Class A common stock for the three trading days prior to the Closing. The Berkeley Point Acquisition did not include the Special Asset

Servicing Group of Berkeley Point; however, Berkeley Point will continue to hold the Special Asset Servicing Group’s assets until the servicing group is transferred to CCRE at a later date in a separate transaction. Accordingly, CCRE will continue to bear the benefits and burdens of the Special Asset Servicing Group from and after the Closing (the “Special Asset Servicing Arrangement”).

Concurrently with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor and is accounted for under the equity method. Real Estate LP may conduct activities in any real estate related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto.

Separation and Distribution Agreement and Newmark IPO

On December 13, 2017, prior to the closing of the Newmark initial public offering (the “Newmark IPO”), BGC, BGC Holdings, BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, L.P. (“Newmark Holdings”), Newmark Partners, L.P. (“Newmark OpCo”) and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

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
•

the pro-rata distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of Class A common stock of BGC and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of Class B common stock of BGC (which are currently Cantor and another entity controlled by Howard W. Lutnick), which distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes.

On December 15, 2017, Newmark announced the pricing of the Newmark IPO of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark’s Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market under the symbol “NMRK”. In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark’s Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the Newmark IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark’s Class A common stock from Newmark at the initial public offering price, less underwriting discounts and commission (the “option”). As a result, Newmark received aggregate net proceeds of approximately $295.4 million from the Newmark IPO, after deducting underwriting discounts and commissions and estimated offering expenses. Upon the closing of the option, Newmark’s public stockholders owned approximately 16.6% of the shares of Newmark’s Class A common stock. This is based on 138.6 million shares of Newmark’s Class A common stock outstanding following the closing of the option. Also upon the closing of the option, Newmark’s public stockholders owned approximately 9.8% of Newmark’s 234.2 million fully diluted shares outstanding. The amount owned by the Newmark public shareholders represents a noncontrolling interest and is recorded in “Noncontrolling interest in subsidiaries” on the Company’s consolidated statements of financial condition.  In addition, the Newmark public shareholders receive allocations of net income (loss) in relation to their ownership in Newmark, which are reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations.

As part of the Separation described above, BGC contributed its interests in both Berkeley Point and Real Estate LP to Newmark.

Assumption and repayment of Indebtedness by BGC Group and Newmark Group

On June 26, 2012, BGC issued an aggregate of $112.5 million principal amount of its 8.125% Senior Notes due 2042 (the “8.125% Senior Notes”). In connection with the issuance of the 8.125% Senior Notes, BGC lent the proceeds of the 8.125% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of June 26, 2012, with an aggregate principal amount of $112.5 million payable to BGC (the “2042 Promissory Note”). In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note. On September 4, 2018, BGC U.S. OpCo loaned $112.5 million to Newmark OpCo pursuant to the Intercompany Credit Agreement (defined below), which bore an annual interest rate of 6.5%.  Newmark OpCo used the proceeds to repay the 2042 Promissory Note assumed by it in connection with the Separation. In addition, on September 5, 2018, BGC redeemed the outstanding $112.5 million aggregate principal amount of the 8.125% Senior Notes. On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (“6.125% Senior Notes”), and used the proceeds to repay the $112.5 million promissory note under the Intercompany Credit Agreement.

On December 9, 2014, BGC issued an aggregate of $300.0 million principal amount of its 5.375% Senior Notes due 2019 (the “5.375% Senior Notes”). In connection with the issuance of the 5.375% Senior Notes, BGC lent the proceeds of the 5.375% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of December 9, 2014, with an aggregate principal amount of $300.0 million payable to BGC (the “2019 Promissory Note”). In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note.  Newmark repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes. In addition, on December 5, 2018, BGC redeemed the outstanding $300.0 million aggregate principal amount of the 5.375% Senior Notes.

On November 22, 2017, BGC and Newmark entered into an amendment (the “Term Loan Amendment”) to the unsecured senior term loan credit agreement (the “Term Loan Credit Agreement”), dated as of September 8, 2017, with Bank of America, N.A., as administrative agent (the “Administrative Agent”), and a syndicate of lenders. The Term Loan Credit Agreement provided for a term loan of up to $575.0 million (the “Term Loan”), and as of the Separation this entire amount remained outstanding under the Term Loan Credit Agreement. Pursuant to the Term Loan Amendment and effective as of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan. The net proceeds from the IPO were used to partially repay $304.3 million of the Term Loan, which had an outstanding balance of $270.7 million as of December 31, 2017. During the three months ended March 31, 2018, Newmark repaid the outstanding balance of the Term Loan in full with the proceeds received from the Company’s investment in newly issued exchangeable limited partnership units of Newmark Holdings L.P. on March 7, 2018. See Note 14 – “Related Party Transactions” for additional information.

On November 22, 2017, BGC and Newmark entered into an amendment (the “Revolver Amendment”) to the unsecured senior revolving credit agreement (the “Revolving Credit Agreement”), dated as of September 8, 2017, with the Administrative Agent and a syndicate of lenders. The Revolving Credit Agreement provided for revolving loans of up to $400.0 million (the “Revolving Credit Facility”). As of the date of the Revolver Amendment and as of the Separation, $400.0 million of borrowings were outstanding under the Revolving Credit Facility. Pursuant to the Revolver Amendment, the then-outstanding borrowings of BGC under the Revolving Credit Facility were converted into a term loan (the “Converted Term Loan”) and, effective upon the Separation, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan. On November 6, 2018, Newmark repaid the then remaining $134.0 million outstanding principal amount of the Converted Term Loan using proceeds from the sale of its 6.125% Senior Notes.

On March 19, 2018, the Company entered into an unsecured senior credit agreement (the “BGC Credit Agreement”) with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced a previously existing BGC credit agreement of $150.0 million between the parties and was approved by the Audit Committee of BGC (see Note 14—“Related Party Transactions”). The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2019, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of December 31, 2018, there were no borrowings by BGC or Cantor outstanding under this agreement.

Also, on March 19, 2018, the Company entered into an amended and restated credit agreement (the “Intercompany Credit Agreement”) with Newmark, which amended and restated the original intercompany credit agreement between the parties in relation to the Separation, dated as of December 13, 2017. The Intercompany Credit Agreement provided for each party to issue revolving loans to the other party in the lender’s discretion. Any loans issued under this Intercompany Revolving Credit Agreement would represent intercompany transactions and would be eliminated in the Company’s unaudited condensed consolidated financial statements. The interest rate on the Intercompany Credit Agreement could be the higher of BGC’s or Newmark’s short-term borrowing rate in effect at such time plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. On the same date, Newmark borrowed $150.0 million from BGC, which was funded through the BGC Credit Agreement, on the same terms as the funds that were borrowed by BGC from Cantor under the BGC Credit Agreement. As of November 7, 2018, all borrowings outstanding under the Intercompany Credit Agreement had been repaid.

Spin-Off of Newmark

As described above, on November 30, 2018 the Company completed the Spin-Off of Newmark. Based on the number of shares of BGC Partners common stock outstanding as of the close of business on the Record Date, BGC Partners’ stockholders as of the Record Date received in the Spin-Off 0.463895 of a share of Newmark Class A common stock for each share of BGC Partners Class A common stock held as of the Record Date, and 0.463895 of a share of Newmark Class B common stock for each share of BGC Partners Class B common stock held as of the Record Date. No fractional shares of Newmark common stock were distributed in the Spin-Off. Instead, BGC Partners stockholders received cash in lieu of any fraction of a share of Newmark common stock that they otherwise would have received in the Spin-Off.

In the aggregate, BGC Partners distributed 131,886,409 shares of Newmark Class A common stock and 21,285,537 shares of Newmark Class B common stock to BGC Partners’ stockholders in the Spin-Off. These shares of Newmark common stock collectively represented approximately 94% of the total voting power of the outstanding Newmark common stock and approximately 87% of the total economics of the outstanding Newmark common stock in each case as of the Distribution Date.

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of November 23, 2018 (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the current exchange ratio of 0.9793 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment).

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be a controlling stockholder of Newmark, and BGC Partners and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in Newmark or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution.

Prior to the Spin-Off, 100% of the outstanding shares of Newmark Class B common stock were held by BGC Partners. Because 100% of the outstanding shares of BGC Partners Class B common stock were held by Cantor and CFGM as of the Record Date, 100% of the outstanding shares of Newmark Class B common stock were distributed to Cantor and CFGM in the Spin-Off. As of the Distribution Date, shares of Newmark Class B common stock represented 57.8% of the total voting power of the outstanding Newmark common stock and 12.1% of the total economics of the outstanding Newmark common stock.

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

As of March 31, 2018, the Company changed the line item formerly known as “Long-term debt and collateralized borrowings” to “Notes payable and other borrowings” in the Company’s consolidated statements of financial condition.  During the year ended December 31, 2018, the Company changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” to “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in the Company’s consolidated statements of operations. Reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Discontinued Operations

As described earlier, on November 30, 2018, the Company completed the Spin-Off of Newmark, and distributed to its stockholders all of the Class A common shares and Class B common shares of Newmark that the Company then owned in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes. The shares of Class A common stock of Newmark held by the Company were distributed to the holders of shares of Class A common stock of BGC, and shares of Class B common stock of Newmark held by the Company were distributed to the holders of shares of Class B common stock of BGC. Therefore, the Company no longer consolidates Newmark within its financial results subsequent to the Spin-Off.

The Company has determined that the Spin-Off of Newmark met the criteria for reporting the financial results of Newmark as discontinued operations within BGC’s consolidated results for all periods through the November 30, 2018 Spin-Off date. Newmark’s results are presented in “Consolidated net income (loss) from discontinued operations, net of tax” and the related noncontrolling interest in Newmark and its subsidiaries is presented in “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations for years ended December 31, 2018, 2017 and 2016. Newmark’s assets are presented in “Assets from discontinued operations” and Newmark’s liabilities are presented in “Liabilities from discontinued operations” in the Company’s consolidated statement of financial condition as of December 31, 2017. Except for disclosures related to Total Equity and Redeemable partnership interest, and unless otherwise noted, discussion within these Notes to the Consolidated Financial Statements relates to the Company’s continuing operations. See Note 26—“Discontinued Operations” for more information.

Prior to the Spin-Off of Newmark, the Company’s operations consisted of two reporting segments, Financial Services and Real Estate Services. As a result of the Spin-Off, the Company no longer has distinct reporting segments.

Additionally, the consolidated statements of comprehensive income (loss) and consolidated statements of cash flows have been adjusted to reflect Newmark as discontinued operations for all periods presented.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU replaced certain previously existing revenue recognition guidance. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. The Company adopted the new revenue recognition guidance on its required effective date of January 1, 2018 using the modified retrospective transition approach applied to contracts that were not completed as of the adoption date. Accordingly, the new revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The new revenue recognition guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, it did not have an impact on the elements of the Company’s consolidated statements of operations most closely associated with financial instruments such as revenues from Principal transactions. As a result, the adoption of the new revenue recognition guidance as of January 1, 2018 did not have a material impact on the Company’s consolidated financial statements. Further, the adoption of the new guidance on principal versus agent considerations impacted the Company’s presentation of revenues versus expenses incurred on behalf of customers for certain commissions contracts. The Company concluded that it controls the services provided by a third party on behalf of the customers and, therefore, acts as a principal under those contracts. Accordingly, upon adoption on January 1, 2018 and going forward, for these commissions contracts the Company began to present expenses incurred on behalf of its customers along with a corresponding reimbursement revenue on a gross basis in its consolidated statements of operations, with no impact to net income (loss) available to common stockholders.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income (loss) unless the investments qualify for the new measurement alternative. The guidance also requires entities to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income (loss). In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to clarify transition and subsequent accounting for equity investments without a readily determinable fair value, among other aspects of the guidance issued in ASU 2016-01. The amendments in ASU 2018-03 were effective for fiscal years beginning January 1, 2018 and interim periods beginning July 1, 2018. The amendments and technical corrections provided in ASU 2018-03 could be adopted concurrently with ASU 2016-01, which was effective for the Company on January 1, 2018. The Company adopted both ASUs on January 1, 2018 using the modified retrospective approach for equity securities with a readily determinable fair value and the prospective method for equity investments without a readily determinable fair value. As a result, upon transition the Company recognized a cumulative-effect adjustment as a decrease to both retained deficit and accumulated other comprehensive income (loss) and an increase in noncontrolling interest in subsidiaries of approximately $2.1 million, $2.9 million, and $0.8 million, respectively, on a pre-tax basis. The tax effect of the impact of the adoption was an increase to both retained deficit and accumulated other comprehensive income (loss) and a decrease in noncontrolling interest in subsidiaries of approximately $0.4 million, $0.6 million, and $0.2 million, respectively.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which makes changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard became effective for the Company beginning January 1, 2018 and required adoption on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash, which requires that the statement of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new standard became effective for the Company beginning January 1, 2018 and required adoption on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with current U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under current U.S. GAAP. Further, ASU 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 is effective beginning January 1, 2019, with early adoption permitted. The Company plans to adopt the standards on their required effective date and use the effective date as the date of initial application. As a result, pursuant to this transition method financial information will not be updated and the disclosures required under the new leases standards will not be provided for dates and periods before January 1, 2019. The new guidance provides a number of optional practical expedients to be utilized by lessees upon transition. Accordingly, BGC expects to elect the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. BGC does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting as a lessee. BGC currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU assets and lease liabilities for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all of leases other than leases of real estate.  BGC, acting primarily as a lessee, currently believes the most material effects of adoption will relate to the recognition of new ROU asset and lease liability on its consolidated statements of financial condition for its real estate and equipment operating leases; and these impacts are expected to represent approximately 7 percent and 9 percent of the Company’s December 31, 2018 Total Assets and Total Liabilities, respectively. BGC does not believe the adoption of the new guidance will have a significant impact on its consolidated statements of operations, consolidated statements of changes in equity and consolidated statements of cash flows. See Note 20—“Commitments, Contingencies and Guarantees” for additional information.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard will become effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. The amendments in this ASU are required to be adopted concurrently with the guidance in ASU No. 2016-13. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard will become effective for the Company beginning January 1, 2019, with early adoption permitted, and will be applied on a prospective basis and modified retrospective basis. In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. Based on concerns about the sustainability of LIBOR, in 2017, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York identified a broad Treasury repurchase agreement (repo) financing rate referred to as the SOFR as its preferred alternative reference rate. The guidance in ASU No. 2018-16 adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The amendments in this ASU are required to be adopted concurrently with the guidance in ASU No. 2017-12.  As the Company currently does not designate any derivative contracts as hedges for accounting purposes, the adoption of this new guidance is not expected to have an impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act by providing an option to reclassify these stranded tax effects to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The new standard will become effective for the Company beginning January 1, 2019, with early adoption permitted. The guidance should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company plans to adopt the new standard on its required effective date. Management is continuing to evaluate the transition methods, however, the adoption of the new guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for the Company beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted eliminated and modified disclosure requirements as of September 30, 2018 and plans to adopt the remaining disclosure requirements effective January 1, 2020. The adoption of this standard did not impact the Company’s consolidated financial statements. See Note 13—“Fair Value of Financial Assets and Liabilities” for additional information.

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

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“VIE”). The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the variable interest entity guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard will become effective for the Company beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Management is currently evaluating the impact of the new guidance on determining whether a decision-making fee is a variable interest on the Company’s consolidated financial statements.

2.	Limited Partnership Interests in BGC Holdings and Newmark Holdings

BGC Partners is a holding company with no direct operations and conducts substantially all of its operations through its operating subsidiaries. Virtually all of the Company’s consolidated net assets and net income are those of consolidated variable interest entities. BGC Holdings is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC U.S. OpCo and BGC Global OpCo, the two operating partnerships. In addition, Newmark Holdings is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark OpCo, the operating partnership. Listed below are the limited partnership interests in BGC Holdings and Newmark Holdings. The founding/working partner units, limited partnership units and limited partnership interests held by Cantor (“Cantor units”), each as described below, collectively represent all of the “limited partnership interests” in BGC Holdings and Newmark Holdings.

Immediately prior to the completion of the Newmark IPO, the Company entered into the Separation and Distribution Agreement with Cantor, Newmark, Newmark Holdings, Newmark OpCo, BGC Holdings, BGC U.S. OpCo, and BGC Global OpCo. As a result of the Separation and Distribution Agreement, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The exchange ratio as of December 31, 2018 equaled 0.9793.

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

Founding/working partner units are held by limited partners who are employees and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in the Company’s consolidated statements of operations.

Limited Partnership Units

Certain employees hold limited partnership interests in BGC Holdings and Newmark Holdings (e.g., REUs, RPUs, PSUs, PSIs and LPUs, collectively the “limited partnership units”). Prior to the Separation and Distribution Agreement, certain employees of both BGC and Newmark received limited partnership units in BGC Holdings. As a result of the Separation and Distribution Agreement, these employees were distributed limited partnership units in Newmark Holdings equal to a BGC Holdings limited partnership unit multiplied by the contribution ratio. Subsequent to the Separation and Distribution Agreement, BGC employees only receive limited partnership units in BGC Holdings and Newmark employees only receive limited partnership units in Newmark Holdings.

Generally, such limited partnership units receive quarterly allocations of net income, which are cash distributed and generally are contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance, prior to the Spin-Off of Newmark, the quarterly allocations of net income on BGC Holdings limited partnership units held by all employees and the quarterly allocations of net income on Newmark Holdings limited partnership units held by BGC employees are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in the Company’s consolidated statements of operations. In addition, prior to the Spin-Off of Newmark, the quarterly allocation of net income on such limited partnership units in Newmark Holdings held by Newmark employees are reflected as a component of “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s consolidated statements of operations. Following the Spin-Off of Newmark, the quarterly allocations of net income on BGC Holdings and Newmark Holdings limited partnership units held by BGC employees are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in the Company’s consolidated statements of operations, and the quarterly allocations of net income on BGC Holdings limited partnership units held by Newmark employees are reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations. From time to time, the Company issues limited partnership units as part of the consideration for acquisitions.

Certain of these limited partnership units in BGC Holdings and Newmark Holdings entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units held by BGC employees are accounted for as post-termination liability awards, and in accordance with U.S. GAAP guidance, the Company records compensation expense for the awards based on the change in value at each reporting date in the Company’s consolidated statements of operations as part of “Compensation and employee benefits.”

The Company has also awarded certain preferred partnership units (“Preferred Units”). Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”). These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into the Company’s Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in the Company’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected the same as the limited partnership units described above in the Company’s consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocations of net income based on their weighted-average pro-rata share of economic ownership of the operating subsidiaries.

Cantor Units

Cantor holds limited partnership interests in BGC Holdings. Cantor units are reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition. Cantor receives allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations. In addition, Cantor holds limited partnership interests in Newmark Holdings, which was reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition until the Spin-Off of Newmark. The allocations of net income (loss) Cantor received for its interests in Newmark Holdings, which are cash distributed on a quarterly basis, was reflected as a component of “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations until the Spin-Off of Newmark.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into BGC Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. In addition, limited partnership interests held by Cantor in BGC Holdings are generally exchangeable for up to 23.6 million shares of BGC Class B common stock. Prior to the Newmark IPO, BGC Holdings limited partnership interests could become exchangeable for a BGC Class A common stock on a one-for-one basis (subject to adjustment). Following the Newmark IPO and prior to the Spin-Off of Newmark on November 30, 2018, in order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a Class A or Class B common stock of BGC, such partner or Cantor was required to exchange both one BGC Holdings limited partnership interest and a number of Newmark Holdings limited partnership interest equal to a BGC Holdings limited partnership interest multiplied by the quotient obtained by dividing Newmark Class A and Class B common stock, Newmark OpCo interests, and Newmark Holdings limited partnership interests held by BGC as of such time by the number of BGC Class A and Class B common stock outstanding as of such time (the “distribution ratio”), divided by the exchange ratio. Because the paired limited partnership interests are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into BGC Class A or Class B common shares would not impact the fully diluted number of shares and units outstanding. Because these limited partnership interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company. Initially the distribution ratio was equivalent to the contribution ratio (one divided by 2.2 or 0.4545), and at the time of the Spin-Off, the distribution ratio equaled 0.463895. As a result of the change in the distribution ratio, certain BGC Holdings limited partnership interests no longer had a corresponding Newmark Holdings limited partnership interest.  The exchangeability of these BGC Holdings limited partnership interests along with any new BGC Holdings limited partnership interests issued after the Separation and Distribution Agreement (together referred to as “standalone”) into BGC Class A or Class B common stock was contingent upon the Spin-Off. Following the Spin-Off of Newmark, on November 30, 2018, a partner or Cantor is no longer required to have paired BGC Holdings and Newmark Holdings limited partnership interests to exchange into BGC Class A or Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner of Cantor may become exchangeable for a number of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the then exchange ratio. Therefore, these standalone BGC limited partnership interests which were previously excluded from the Company’s fully diluted number of shares and units outstanding, are now included in the Company’s fully diluted number of shares and units outstanding.

Each quarter, net income (loss) is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which the Company has a net loss, the loss allocation for FPUs, limited partnership units and Cantor units in BGC Holdings is allocated to Cantor and reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations. In subsequent quarters in which the Company has net income, the initial allocation of income to the limited partnership interests in BGC Holdings is to “Net income (loss) from continuing operations attributable to noncontrolling interests in subsidiaries,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income (loss) allocated to common stockholders. In addition, in quarterly periods in which Newmark has a net loss, the loss allocation for FPUs, limited partnership units and Cantor units in Newmark Holdings is allocated to Cantor. In subsequent quarters in which Newmark has net income, the initial allocation of income to limited partnership interests in Newmark Holdings is allocated to Cantor to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests.  These allocations to Cantor on Newmark have no impact to BGC’s consolidated statements of operations following the Spin-Off of Newmark.

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

Revenue Recognition:

BGC Partners derives its revenues primarily through commissions from brokerage services, the spread between the buy and sell prices on matched principal transactions, fees from related parties, data, software and post-trade services, and other revenues.

The accounting policies described below were updated pursuant to the adoption of the new U.S. GAAP standard on Revenue from Contracts with Customers and related amendments on January 1, 2018. These revenue recognition policy updates have been applied prospectively in the Company’s consolidated financial statements from January 1, 2018 onward. Financial information for the historical comparable periods was not revised and continues to be reported under the accounting standards in effect during those historical periods.

Commissions:

The Company derives its commission revenues from securities, commodities and insurance related transactions, whereby the Company connects buyers and sellers in the OTC and exchange markets and assists in the negotiation of the price and other material terms. These transactions result from the provision of service related to executing, settling and clearing transactions for clients. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues are recognized at a point in time on the trade-date, when the customer obtains control of the service and can direct the use of, and obtain substantially all of the remaining benefits from the asset. The Company records a receivable between the trade-date and settlement date, when payment is received.

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

Fees from Related Parties:

Fees from related parties consist of charges for back-office services provided to Cantor and its affiliates, including occupancy of office space, utilization of fixed assets, accounting, operations, human resources and legal services, and information technology. The services are satisfied over time and measured using a time-elapsed measure of progress as the customer receives the benefits of the services evenly throughout the term of the contract. The transaction price is considered variable consideration as the level and type of services fluctuate from period to period and revenues are recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenues recognized will not occur when the uncertainty is resolved. Fees from related parties are determined based on the cost incurred by the Company to perform or provide the service as evidenced by an allocation of employee expenses or a third-party invoice. Net cash settlements between affiliates are generally performed on a monthly basis.

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

The Company also provides software customization services contracted through work orders that each represent a separate performance obligation. Revenue is recognized over-time using an output method as a measure of progress. As circumstances change over time, the Company updates its measure of progress to reflect any changes in the outcome of the performance obligation. Such updates are accounted for as a change in accounting estimate. As a practical expedient, when the work-order period is less than 12 months, the Company recognizes revenue upon acceptance from the customer after work is completed. The contract price is fixed and billed to the customer as combination of an upfront fee, progress fees, and a post-delivery fee.

Other Revenues:

Other revenues are earned from various sources including litigation settlements and insurance recoveries.

Other Income (Losses), Net:

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

Other Income (Loss):

Other income (loss) is primarily comprised of gains or losses associated with the movements related to the changes in fair value and/or hedges on marketable equity securities and investments carried under the measurement alternative (see Note 10—“Marketable Securities” and Note 15—“Investments”).

Segments:

Prior to the Spin-Off of Newmark, the Company’s operations consisted of two reportable segments, Financial Services and Real Estate Services. As a result of the Spin-Off, the Company no longer has distinct reportable segments.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with maturities of 90 days or less at the date of acquisition that are not segregated under regulatory requirements, other than those used for trading purposes, to be cash equivalents. Cash and cash equivalents include money market funds, deposits with banks, certificates of deposit, commercial paper, and U.S. Treasury securities.

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

Marketable Securities:

Marketable securities are comprised of equity securities with readily determinable fair value. These securities are held for investment purposes and accounted for in accordance with the U.S. GAAP guidance, Investments—Debt and Equity Securities. Effective January 1, 2018, in accordance with the new guidance on recognition and measurement of equity investments, the Company carries its marketable equity securities at fair value and recognizes any changes in fair value currently within “Other income (loss)” in the Company’s consolidated statements of operations. For prior periods presented, certain of the Company’s equity securities were classified as available-for-sale and accordingly reported at fair value. Unrealized gains and losses on marketable equity securities classified as available-for-sale were included as part of “Accumulated other comprehensive income (loss)” in the Company’s December 31, 2017 consolidated statement of financial condition. When the fair value of an available-for-sale equity security was lower than its cost, the Company evaluated the security to determine whether the impairment was considered other-than-temporary. If the impairment was considered other-than-temporary, the Company would recognize an impairment charge in the Company’s consolidated statements of operations. In addition, prior to January 1, 2018, certain marketable equity securities were classified as trading securities and accordingly measured at fair value with any changes in fair value recognized currently in earnings and included in “Other income (loss)” in the Company’s consolidated statements of operations. See Note 10—“Marketable Securities” for additional information.

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

Accrued Commissions and Other Receivables, Net:

The Company has accrued commissions receivable from securities and commodities transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $8.7 million and $8.1 million as of December 31, 2018 and 2017, respectively. The allowance is based on management’s estimate and is reviewed periodically based on the facts and circumstances of each outstanding receivable.

Loans, Forgivable Loans, and Other Receivables from Employees and Partners, Net:

The Company has entered into various agreements with certain of its employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership interests or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. The Company reviews the loan balances each reporting period for collectability. If the Company determines that the collectability of a portion of the loan balances is not expected, the Company recognizes a reserve against the loan balances which is recognized as compensation expense.

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

Effective January 1, 2018, in accordance with the new guidance on recognition and measurement of equity investments, the Company has elected to use a measurement alternative for its equity investments without a readily determinable fair value, pursuant to which these investments are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. See Note 13—“Fair Value of Financial Assets and Liabilities” and Note 15—“Investments” for additional information. In prior periods, these investments were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other, because the Company did not have an ability to exercise significant influence over the operating and financial policies of an investee and did not have a controlling financial interest in the entity.

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control over the entity. In accordance with the U.S. GAAP guidance, Consolidation of Variable Interest Entities, the Company also consolidates any VIE of which it is the primary beneficiary.

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

Goodwill and Other Intangible Assets, Net:

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in the U.S. GAAP guidance, Intangibles—Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company performed impairment evaluations for the years ended December 31, 2018, 2017 and 2016 and concluded that there was no impairment of its goodwill during any of these periods. There was no impairment charge recognized for the Company’s indefinite-lived intangible assets other than goodwill for the years ended December 31, 2018, 2017 and 2016.

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

The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is currently open to examination by tax authorities in United States federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2008, 2009 and 2012, respectively.

On December 22, 2017, “H.R.1,” formerly known as the “Tax Cuts and Jobs Act (the “Tax Act”)” was signed into law in the U.S. During 2018, the Treasury and the IRS released proposed regulations associated with certain provisions of the Tax Act to provide taxpayers with additional guidance. The Tax Act is expected to have a favorable impact on the Company’s effective tax rate (“ETR”) and net income as reported under generally accepted accounting principles in 2018 and subsequent reporting periods to which the Tax Act is effective due to the reduction in the Federal income tax rate from 35% to 21%. The impact of the Tax Act may differ from our estimate for the provision for income taxes, possibly materially, due to, among other things, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by the Company as a result of the Tax Act.

The Tax Act includes the global intangible low-taxed income (“GILTI”) provision, which requires inclusion in the Company’s U.S. income tax return the earnings of certain foreign subsidiaries. The Company has finalized its accounting policy and has elected to treat taxes associated with the GILTI provision as a current period expense when incurred (“period cost method”) and thus has not recorded deferred taxes for basis differences under this regime.

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

Restricted Stock Units:

Restricted stock units (“RSUs”) provided to certain employees by the Company are accounted for as equity awards, and in accordance with U.S. GAAP, the Company is required to record an expense for the portion of the RSUs that is ultimately expected to vest. The grant-date fair value of RSUs is amortized to expense ratably over the awards’ vesting periods. The non-cash equity-based amortization expense is reflected as a component of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

Restricted Stock:

Restricted stock provided to certain employees by the Company is accounted for as an equity award, and as per the U.S. GAAP guidance, the Company is required to record an expense for the portion of the restricted stock that is ultimately expected to vest. The Company has granted restricted stock that is fully vested and not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. Such shares of restricted stock are generally saleable by partners in five to ten years. Because the restricted stock is not subject to continued employment or service, the grant-date fair value of the restricted stock is expensed on the date of grant. The non-cash equity-based expense is reflected as a component of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

Limited Partnership Units:

Limited partnership units in BGC Holdings and Newmark Holdings generally are held by employees of both BGC and Newmark and receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. Following the Spin-Off of Newmark, the quarterly allocations of net income on BGC Holdings and Newmark Holdings limited partnership units held by BGC employees are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock,” and the quarterly allocations of net income on BGC Holdings limited partnership units held by Newmark employees are reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations.

Certain of these limited partnership units in BGC Holdings and Newmark Holdings entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units held by BGC employees are accounted for as post-termination liability awards under the U.S. GAAP guidance, which requires that the Company record an expense for such awards based on the change in value at each reporting period and include the expense in the Company’s consolidated statements of operations as part of “Compensation and employee benefits.” The liability for these limited partnership units held by BGC employees with a post-termination payout amount is included in “Accrued compensation” on the Company’s consolidated statements of financial condition.

Following the Spin-Off of Newmark, certain limited partnership units in BGC Holdings are granted exchangeability into BGC Class A common stock on a one-for-one basis (subject to adjustment), and certain limited partnership units in Newmark Holdings are granted exchangeability into Newmark Class A common stock based on the exchange ratio at the time. At the time exchangeability is granted for BGC employees, the Company recognizes an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grants of exchangeability to limited partnership units and FPUs and issuance of common stock” in the Company’s consolidated statements of operations.

The Company has also awarded certain preferred partnership units (“Preferred Units”). Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”). These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into the Company’s Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in the Company’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected the same as the limited partnership units described above in the Company’s consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocations of net income based on their weighted-average pro-rata share of economic ownership of the operating subsidiaries.

For additional information, see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings”.

Redeemable Partnership Interest:

Redeemable partnership interest represents limited partnership interests in BGC Holdings held by founding/working partners. See Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for additional information related to the founding/working partner units.

Contingent Class A Common Stock:

In connection with certain acquisitions, the Company committed to issue shares of the Company’s Class A common stock upon the achievement of certain performance targets. The contingent shares met the criteria for equity classification and were recorded at acquisition date fair value in the Company’s consolidated statements of financial condition. The amount attributable to the Company was classified as “Contingent Class A Common Stock.”

Noncontrolling Interest in Subsidiaries:

Noncontrolling interest in subsidiaries represents equity interests in consolidated subsidiaries that are not attributable to the Company, such as Cantor’s limited partnership interest in BGC Holdings and the noncontrolling interest holders’ proportionate share of the profit or loss associated with joint ownership of the Company’s administrative services company in the U.K. (Tower Bridge).

In addition, prior to the Spin-Off of Newmark, the Company’s noncontrolling interest in subsidiaries included equity interests in Newmark and its consolidated subsidiaries that are not attributable to BGC, such as Cantor’s limited partnership interest in Newmark Holdings, the noncontrolling interest holders’ proportionate share of the profit or loss associated with Newmark’s affiliate entities, the portion of Newmark Group, Inc. owned by the public, and the exchangeable preferred limited partnership units (“EPUs”) issued by Newmark Partners, L.P. to the Royal Bank of Canada (“RBC”) in June and September 2018.

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

Poten & Partners Group

On November 15, 2018, the Company completed the acquisition of Poten & Partners Group, Inc. (“Poten”), a leading ship brokerage, consulting and business intelligence firm specializing in liquefied natural gas, tanker and liquefied petroleum gas markets.

Ed Broking Group Limited

On October 29, 2018 the Company announced that it has entered into an agreement to acquire Ed Broking Group Limited ("Ed"), an independent Lloyd's of London insurance broker with a number of insurance products including Accident and Health, Aerospace, Cargo, Energy, Financial and Political Risks, Marine, Professional and Executive Risk, Property and Casualty, Specialty and Reinsurance. For additional information, see Note 27—“Subsequent Events”.

Berkeley Point

On September 8, 2017, the Company completed the Berkeley Point Acquisition for an acquisition price of $875.0 million, with $3.2 million of the acquisition price paid in units of BGC Holdings. As the Company purchased and acquired Berkeley Point from CCRE, an affiliate of Cantor, this transaction was determined to be a combination of entities under common control that resulted in a change in the reporting entity. As part of the December 13, 2017 Separation and Distribution Agreement, BGC contributed its interests in Berkeley Point to the Newmark Group. On November 30, 2018, the Company completed the Spin-Off of Newmark, and therefore, Newmark is accounted for as discontinued operations in the Company’s consolidated financial statements for the year ended December 31, 2018 and all prior periods presented.

Besso

On February 28, 2017, the Company announced that it had completed the acquisition of Besso Insurance Group Limited (“Besso”). Besso, based in London, is an independent insurance broker with a number of divisions including Property, Casualty, Marine, Aviation, Professional and Financial Risks and Reinsurance.

Other Acquisitions

During the year ended December 31, 2018, and the year ended December 31, 2017, the Company completed several smaller acquisitions. The aggregate consideration paid for these acquisitions was not material to the Company’s consolidated financial statements.

Total Consideration

The total consideration for all acquisitions during the year ended December 31, 2018 was approximately $94.2 million in total fair value, comprised of cash, shares of the Company’s Class A common stock and limited partnership units of BGC Holdings, of which $18.0 million may be issued contingent on certain targets being met through 2021. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $39.7 million.

The total consideration for acquisitions during the year ended December 31, 2017 was approximately $78.9 million in total fair value, comprised of cash, shares of the Company’s Class A common stock and limited partnership units of BGC Holdings, of which $8.4 million may be issued contingent on certain targets being met through 2021. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $29.5 million. The goodwill figure includes measurement period adjustments of approximately $(0.1) million recorded during the year ended December 31, 2018.

The results of operations of the Company’s acquisitions have been included in the Company’s consolidated financial statements subsequent to their respective dates of acquisition. The Company has made preliminary allocations of the consideration to the assets acquired and liabilities assumed as of the acquisition dates, and expects to finalize its analysis with respect to acquisitions within the first year after the completion of the respective transaction. Therefore, adjustments to preliminary allocations may occur.

5.	Divestitures

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

U.S. GAAP guidance on Earnings Per Share (“EPS”) establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to the Company’s outstanding common stock, FPUs, limited partnership units and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings”). In addition, the EPUs issued by Newmark OpCo in June 2018 and September 2018 are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs and is a reduction to Net income (loss) from discontinued operations available to common stockholders for the calculation of the Company’s Basic earnings (loss) per share and Fully diluted earnings (loss) per share from discontinued operations.

Basic Earnings Per Share:

The following is the calculation of the Company’s basic EPS from continuing and discontinued operations (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Basic earnings (loss) per share:
Net income (loss) from continuing operations available to common stockholders	$73,704	$(124,803)	$(5,883)
Net income (loss) from discontinued operations available to common stockholders	120,438	176,278	190,905
Net income (loss) available to common stockholders	$194,142	$51,475	$185,022
Basic weighted-average shares of common stock outstanding	322,141	287,378	277,073
Continuing operations	$0.23	$(0.43)	$(0.02)
Discontinued operations	0.37	0.61	0.69
Basic earnings (loss) per share	$0.60	$0.18	$0.67

Fully Diluted Earnings Per Share:

Fully diluted EPS is calculated utilizing net income (loss) available to common stockholders plus net income allocations to the limited partnership interests, as well as adjustments related to the interest expense on convertible notes, if applicable (see Note 18 —“Notes Payable, Other and Short-Term Borrowings”), as the numerator. The denominator comprises the Company’s weighted-average number of outstanding BGC shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of BGC common stock, including convertible notes, stock options and RSUs. The limited partnership interests generally are potentially exchangeable into shares of BGC Class A common stock (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings”) and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

Continuing Operations

The following is the calculation of the Company’s fully diluted EPS from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Fully diluted (loss) earnings per share:
Net income (loss) from continuing operations available to common stockholders	$73,704	$(124,803)	$(5,883)
Allocations of net income (loss) to limited partnership interests, net of tax	—	—	—
Net income (loss) for fully diluted shares	$73,704	$(124,803)	$(5,883)
Weighted-average shares:
Common stock outstanding	322,141	287,378	277,073
Partnership units¹	—	—	—
RSUs (Treasury stock method)	368	—	—
Other	1,335	—	—
Fully diluted weighted-average shares of common stock outstanding	323,844	287,378	277,073
Fully diluted earnings (loss) per share from continuing operations	$0.23	$(0.43)	$(0.02)

1

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the years ended December 31, 2018, 2017 and 2016, respectively, approximately 163.0 million, 167.0 million and 157.4 million of potentially dilutive securities were excluded from the computation of fully diluted EPS from Continuing Operations because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2018 included, on a weighted-average basis, 162.8 million limited partnership interests and 0.2 million other securities or other contracts to issue shares of BGC common stock. Anti-dilutive securities for the year ended December 31, 2017 included, on a weighted-average basis, 165.0 million limited partnership interests and 2.0 million other securities or other contracts to issue shares of BGC common stock. Anti-dilutive securities for the year ended December 31, 2016, included, on a weighted-average basis, 145.7 million limited partnership interests and 11.7 million other securities or other contracts to issue shares of BGC common stock.

Discontinued Operations

The following is the calculation of the Company’s fully diluted EPS from discontinued operations (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Fully diluted (loss) earnings per share:
Net income (loss) from discontinued operations available to common stockholders	$120,438	$176,278	$190,905
Allocations of net income (loss) to limited partnership interests, net of tax	—	—	—
Net income (loss) for fully diluted shares	$120,438	$176,278	$190,905
Weighted-average shares:
Common stock outstanding	322,141	287,378	277,073
Partnership units¹	—	—	—
RSUs (Treasury stock method)	368	—	—
Other	1,335	—	—
Fully diluted weighted-average shares of common stock outstanding	323,844	287,378	277,073
Fully diluted earnings (loss) per share from discontinued operations	$0.37	$0.61	$0.69

1

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the years ended December 31, 2018, 2017 and 2016, respectively, approximately 163.0 million, 167.0 million and 157.4 million of potentially dilutive securities were excluded from the computation of fully diluted EPS from Discontinued Operations. Securities excluded for the years ended December 31, 2018 included, on a weighted-average basis, 162.8 million limited partnership interests and 0.2 million other securities or other contracts to issue shares of BGC common stock. Securities excluded for the year ended December 31, 2017 included, on a weighted-average basis, 165.0 million limited partnership interests and 2.0 million other securities or other contracts to issue shares of BGC common stock. Securities excluded for the year ended December 31, 2016, included, on a weighted-average basis, 145.7 million limited partnership interests and 11.7 million other securities or other contracts to issue shares of BGC common stock.

For the year ended December 31, 2018, there were approximately 15.6 million of standalone BGC Holdings partnership units excluded from the fully diluted EPS weighted average computation from Continuing and Discontinued Operations, because the conversion into Class A common stock was contingent on the Newmark Spin-Off (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on standalone BGC Holdings partnership units). Additionally, as of December 31, 2018, 2017 and 2016, respectively, approximately 1.5 million, 1.1 million and 0.9 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

7.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
Shares outstanding at beginning of period	256,968,372	244,869,624
Share issuances:
Redemption/Exchanges of limited partnership interests¹	18,287,721	9,179,295
Issuance of Class A common stock for general corporate purposes	24,923,714	1,781,328
Deferred stock awards	979,344	—
Vesting of restricted stock units (RSUs)	527,951	570,944
Acquisitions	1,743,963	1,923,854
Exercise of stock options	—	154,533
Other issuances of Class A common stock	100,366	58,809
Exchange from Class A to Class B common stock	(11,036,273)	—
Treasury stock repurchases	(788,788)	(1,386,769)
Forfeitures of restricted Class A common stock	(231,602)	(183,246)
Shares outstanding at end of period	291,474,768	256,968,372

[1]

Included in redemption/exchanges of limited partnership interests for the year ended December 31, 2018, are 7,559,291 limited partnership units that were cancelled in connection with the grant of 6,833,168 shares of Class A common stock. Because limited partnership units are included in the Company’s fully diluted share count, if dilutive, redemption/exchange in connection with the issuance of Class A common shares would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

Exchange of BGC Partners Class A Common Stock for BGC Partners Class B Common Stock

On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Partners Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor (the “Exchange Agreement” and such issuance, the “Class B Issuance”). Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

The Company did not issue any shares of BGC Class B common stock during the year ended December 31, 2017. As of December 31, 2018 and 2017, there were 45,884,380 and 34,848,107 shares, respectively, of the Company’s Class B common stock outstanding.

Controlled Equity Offering

In November 2014, the Company entered into a controlled equity offering (“CEO”) sales agreement with CF&Co (the “November 2014 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of BGC Class A common stock. Shares of the Company’s Class A common stock sold under its CEO sales agreements are used for redemptions and exchanges of limited partnership interests in BGC Holdings and Newmark Holdings, as well as for general corporate purposes. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of December 31, 2017, the Company had sold all 20,000,000 shares of BGC Class A common stock under the November 2014 Sales Agreement.

On April 12, 2017, the Company entered into a CEO sales agreement with CF&Co (the “April 2017 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under this CEO sales agreement were used for redemptions of limited partnership interests in BGC Holdings and Newmark Holdings, as well as for general corporate purposes. Under this agreement, the Company and Cantor have agreed to the same terms stated above. As of December 31, 2018, the Company has sold all 20,000,000 shares of Class A common stock under the April 2017 Sales Agreement.

On March 9, 2018, the Company entered into a new CEO sales agreement with CF&Co (the “March 2018 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of $300.0 million of shares of Class A common stock. Proceeds from shares of the Company’s Class A common stock sold under this CEO sales agreement may be used for redemptions of limited partnership interests in BGC Holdings and Newmark Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. Under this agreement, the Company and Cantor have agreed to the same terms as stated above. As of December 31, 2018, the Company has sold 16,539,792 shares of Class A common stock (or $204.5 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO sales agreements, see Note 14—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On February 7, 2017, and again on August 1, 2018, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2018, the Company had approximately $266.2 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units. The table below represents redemption of units in BGC Holdings and BGC share repurchase activity for the year ended December 31, 2018:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share[3]	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1]
January 1, 2018—March 31, 2018	1,723,654	$14.34
April 1, 2018—June 30, 2018	4,299,936	13.10
July 1, 2018—September 30, 2018	2,105,457	11.27
October 1, 2018—December 31, 2018	1,218,254	10.78
Total Redemptions	9,347,301	$12.61
Repurchases[2]
January 1, 2018—March 31, 2018	—	$—
April 1, 2018—June 30, 2018	726,539	13.37
July 1, 2018—September 30, 2018	8,263	11.48
October 1, 2018—December 31, 2018	53,986	11.72
Total Repurchases	788,788	$13.23
Total Redemptions and Repurchases	10,136,089	$12.66	$266,247,326

[1]

During the year ended December 31, 2018, the Company redeemed approximately 9.2 million limited partnership units at an aggregate redemption price of approximately $116.5 million for an average price of $12.61 per unit and approximately 108.9 thousand FPUs at an aggregate redemption price of approximately $1.4 million for an average price of $12.86 per unit. During the year ended December 31, 2017, the Company redeemed approximately 7.6 million limited partnership units at an aggregate redemption price of approximately $94.5 million for an average price of $12.40 per unit and approximately 875.6 thousand FPUs at an aggregate redemption price of approximately $9.4 million for an average price of $10.70 per unit.

[2]

During the year ended December 31, 2018, the Company repurchased approximately 0.8 million shares of its Class A common stock at an aggregate purchase price of approximately $10.4 million for an average price of $13.23 per share. During the year ended December 31, 2017, the Company repurchased approximately 1.4 million shares of its Class A common stock at an aggregate purchase price of approximately $16.8 million for an average price of $12.10 per share.

[3]

Following the Spin-Off, external data providers have restated the historical prices of BGCP. When doing so, they calculate an adjustment factor based on the closing prices of BGCP and NMRKV on November 30, 2018, with NMRKV being the when-issued market for the additional shares of Newmark Class A common stock that traded on Nasdaq from November 20, 2018 until November 30, 2018. These external data providers use a formula for calculating the adjustment factor equal to 1 – (NMRKV Price on November 30, 2018 times Distribution Ratio)/BGCP price on November 30, 2018. They then multiply all of the historical BGCP prices by this factor to get the adjusted historical BGCP prices. As such, the nominal prices listed on the table above may not match the historical prices listed on such data services following the Spin-Off.

The table above represents the gross unit redemptions and share repurchases of the Company’s Class A common stock during the year ended December 31, 2018. Approximately 8.8 million of the 9.3 million units above were redeemed using cash from the Company’s CEO program, and therefore did not impact the fully diluted number of shares and units outstanding.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Balance at beginning of period	$46,415	$52,577
Consolidated net income allocated to FPUs	8,135	6,014
Spin-Off of Newmark	(22,994)	—
Earnings distributions	(5,399)	(7,449)
FPUs exchanged	(1,192)	(1,770)
FPUs redeemed	(259)	(2,957)
Balance at end of period	$24,706	$46,415

8.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $58.4 million as of December 31, 2018 and $33.0 million as of December 31, 2017. For additional information, see Note 13—“Fair Value of Financial Assets and Liabilities.”

9.	Collateralized Transactions

Repurchase Agreements

Securities sold under agreements to repurchase (“Repurchase Agreements”) are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of December 31, 2018, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.0 million for the purpose of financing sales. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreement. These Repurchase Agreements had a maturity date of November 20, 2020. As of December 31, 2017, the Company had no Repurchase Agreements.

Securities Loaned

As of December 31, 2018, the Company had Securities loaned transactions of $15.1 million with Cantor. The fair value of the securities loaned was $15.3 million. As of December 31, 2018, the cash collateral received from Cantor bore an annual interest rate of 2.9%. These transactions have no stated maturity date. As of December 31, 2017, the Company had Securities loaned transactions of $144.7 million with Cantor. The fair value of the securities loaned was $146.5 million. As of December 31, 2017, the cash collateral received from Cantor bore annual interest rates ranging from 1.9% to 4.3%.

10.	Marketable Securities

Marketable securities consist of the Company’s ownership of equity securities carried at fair value. The securities had a fair value of $32.1 million and $150.6 million as of December 31, 2018 and 2017, respectively.

Effective January 1, 2018, all marketable securities are accounted for at fair value in accordance with ASU 2016-01. As of December 31, 2018, the Company held marketable securities with a readily determinable fair value of $32.1 million. These equity securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s consolidated statements of operations. During the year ended December 31, 2018, the Company recognized realized and unrealized net gains of $9.5 million, related to the mark-to-market on these shares and any related hedging transactions, when applicable

As of December 31, 2017, the Company held marketable securities classified as trading securities with a fair value of $140.7 million. Trading securities were measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s consolidated statements of operations. During the years ended December 31, 2017 and 2016, the Company recognized realized and unrealized net gains of $24.0 million and $13.9 million, respectively, related to the mark-to-market on marketable securities classified as trading securities and any related hedging transactions when applicable.

As of December 31, 2017, the Company held marketable securities classified as available-for-sale with a fair value of $9.9 million. Available-for-sale securities are measured at fair value, with unrealized gains or losses included as part of “Other comprehensive income (loss)” in the Company’s consolidated statements of comprehensive income (loss). During the years ended December 31, 2017 and 2016, the Company recognized a loss of $0.2 million and a gain of $0.7 million, respectively, related to marketable securities classified as available-for-sale.

During the year ended December 31, 2016, in connection with the Nasdaq earn-out, the Company recognized a Nasdaq earn-out share payment of $67.0 million in “Other income (loss)” in the Company’s consolidated statements of operations. During the third quarter of 2017, the Company transferred the right to receive the Nasdaq earn-out payments to Newmark. As a result of the spin-off of Newmark, the Nasdaq earn-out share payments for the years ended December 31, 2018 and 2017 are included in discontinued operations.

During the years ended December 31, 2018 and 2017, the Company sold marketable securities with a fair value of $128.0 million and $38.3 million, respectively, at the time of sale of which $98.3 million and $30.4 million, respectively, related to the sale of NASDAQ shares. The Company did not purchase any marketable securities during the years ended December 31, 2018 and 2017, respectively.

11.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s marketable securities (see Note 12—“Derivatives”). As of December 31, 2018 and December 31, 2017, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$660,995	$586,486
Receivables from clearing organizations	269,549	133,682
Other receivables from broker-dealers and customers	7,561	10,941
Net pending trades	1,782	1,597
Open derivative contracts	1,979	5,993
Total	$941,866	$738,699
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$636,705	$567,460
Payables to clearing organizations	30,043	14,023
Other payables to broker-dealers and customers	11,956	18,164
Open derivative contracts	91,129	4,886
Total	$769,833	$604,533

A portion of these receivables and payables are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of December 31, 2018 have subsequently settled at the contracted amounts.

12.	Derivatives

In the normal course of operations, the Company enters into derivative contracts. These derivative contracts primarily consist of foreign exchange swaps, foreign exchange/commodities options, futures and forwards. The Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies.

Derivative contracts can be exchange-traded or OTC. Exchange-traded derivatives typically fall within Level 1 or Level 2 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. The Company generally values exchange-traded derivatives using their closing prices. OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. For OTC derivatives that trade in liquid markets, such as forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	December 31, 2018			December 31, 2017
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
Foreign exchange/commodities options	$39	$88,016	$4,745,428	$4,416	$130	$2,442,200
Forwards	236	639	79,008	509	826	101,443
Foreign exchange swaps	1,611	2,072	482,295	801	2,846	407,600
Interest rate swaps	—	—	—	242	—	12,092
Futures	93	402	13,067,925	25	1,066	13,023,030
Equity options	—	—	—	—	18	—
Total	$1,979	$91,129	$18,374,656	$5,993	$4,886	$15,986,365

[1]	Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity and does not represent anticipated losses.

The interest rate swaps represent matched customer transactions settled through and guaranteed by a central clearing organization. Certain of the Company’s foreign exchange swaps are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position were $2.0 million and $6.0 million, as of December 31, 2018 and 2017, respectively.

The following tables present information about the offsetting of derivative instruments as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amounts
Assets
Foreign exchange/commodities options	$482,751	$(482,712)	$39	$—	$—	$39
Forwards	253	(17)	236	—	—	236
Foreign exchange swaps	1,938	(327)	1,611	—	—	1,611
Futures	57,479	(57,386)	93	—	—	93
Total	$542,421	$(540,442)	$1,979	$—	$—	$1,979
Liabilities
Foreign exchange/commodities options	$570,728	$(482,712)	$88,016	$—	$—	$88,016
Foreign exchange swaps	2,399	(327)	2,072	—	—	2,072
Forwards	656	(17)	639	—	—	639
Futures	57,788	(57,386)	402	—	—	402
Total	$631,571	$(540,442)	$91,129	$—	$—	$91,129

	December 31, 2017
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amounts
Assets
Foreign exchange/commodities options	$31,834	$(27,418)	$4,416	$—	$—	$4,416
Forwards	610	(101)	509	—	—	509
Foreign exchange swaps	1,135	(334)	801	—	—	801
Interest rate swaps	242	—	242	—	—	242
Futures	78,969	(78,944)	25	—	—	25
Total	$112,790	$(106,797)	$5,993	$—	$—	$5,993
Liabilities
Foreign exchange/commodities options	$27,548	$(27,418)	$130	$—	$—	$130
Foreign exchange swaps	3,180	(334)	2,846	—	—	2,846
Forwards	927	(101)	826	—	—	826
Futures	80,010	(78,944)	1,066	—	—	1,066
Equity options	18	—	18	—	—	18
Total	$111,683	$(106,797)	$4,886	$—	$—	$4,886

The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s consolidated statements of operations.

The table below summarizes gains and losses on derivative contracts for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
Derivative contract	2018	2017	2016
Foreign exchange/commodities options	$14,657	$12,852	$3,337
Futures	16,484	8,306	8,442
Forwards	(222)	(38)	152
Foreign exchange swaps	1,271	1,332	987
Equity options	102	591	4,551
Interest rate swaps	(5)	47	3
Gains (losses)	$32,287	$23,090	$17,472

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

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance at December 31, 2018 and December 31, 2017 (in thousands):

	Assets at Fair Value at December 31, 2018
	Level 1	Level 2[1]	Level 3	Netting and Collateral	Total
Marketable securities	$32,064	$—	$—	$—	$32,064
Government debt	57,788	—	—	—	57,788
Securities owned—Equities	620	—	—	—	620
Foreign exchange/commodities options	482,751	—	—	(482,712)	39
Forwards	—	253	—	(17)	236
Foreign exchange swaps	—	1,938	—	(327)	1,611
Futures	—	57,479	—	(57,386)	93
Total	$573,223	$59,670	$—	$(540,442)	$92,451

[1]

In addition, the Company has equity securities with a fair value of approximately $55.8 million, which are presented in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of December 31, 2018. These investments are remeasured to fair value on a non-recurring basis and are classified within Level 2 in the fair value hierarchy. See section below titled “Fair Value Measurements on a Non-Recurring Basis” for additional information.

	Liabilities at Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange/commodities options	$570,728	$—	$—	$(482,712)	$88,016
Foreign exchange swaps	—	2,399	—	(327)	2,072
Forwards	—	656	—	(17)	639
Futures	—	57,788	—	(57,386)	402
Contingent consideration	—	—	45,984	—	45,984
Total	$570,728	$60,843	$45,984	$(540,442)	$137,113

	Assets at Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$150,553	$—	$—	$—	$150,553
Government debt	32,744	—	—	—	32,744
Securities owned—Equities	263	—	—	—	263
Foreign exchange/commodities options	31,834	—	—	(27,418)	4,416
Forwards	—	610	—	(101)	509
Foreign exchange swaps	—	1,135	—	(334)	801
Interest rate swaps	—	242	—	—	242
Futures	—	78,969	—	(78,944)	25
Total	$215,394	$80,956	$—	$(106,797)	$189,553

	Liabilities at Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange/commodities options	$27,548	$—	$—	$(27,418)	$130
Foreign exchange swaps	—	3,180	—	(334)	2,846
Forwards	—	927	—	(101)	826
Futures	—	80,010	—	(78,944)	1,066
Equity options	18	—	—	—	18
Contingent consideration	—	—	41,385	—	41,385
Total	$27,566	$84,117	$41,385	$(106,797)	$46,271

Level 3 Financial Liabilities

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2018 were as follows (in thousands):

	Opening Balance	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at December 31, 2018	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at December 31, 2018
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$41,385	$(1,586)	$1,401	$17,995	$(13,581)	$45,984	$(776)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s consolidated statements of operations.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2017 were as follows (in thousands):

	Opening Balance	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at December 31, 2017	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at December 31, 2017
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$25,674	$(5,003)	$(2,329)	$8,379	$—	$41,385	$(7,332)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s consolidated statements of operations.

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of December 31, 2018
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$45,984	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	9.2%-10.3% 75%-100%	9.6% 95% (1)

	Fair Value as of December 31, 2017
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$41,385	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	9.2%-10.4% 75%-100%	9.2% 95% (1)

[1]	The probability of meeting the earnout targets as of December 31, 2018 and 2017 was based on the acquired businesses’ projected future financial performance, including revenues.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2018 and 2017, the present value of expected payments related to the Company’s contingent consideration was $46.0 million and $41.4 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $66.1 million and $49.2 million, respectively.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the new recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of approximately $55.8 million, which were included in “Other Assets” in the Company’s consolidated statements of financial condition as of December 31, 2018. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

14.	Related Party Transactions

Service Agreements

Throughout Europe and Asia, the Company provides Cantor with administrative services, technology services and other support for which it charges Cantor based on the cost of providing such services plus a mark-up, generally 7.5%. In the U.K., the Company provides these services to Cantor through Tower Bridge International Services LP (“Tower Bridge”). The Company owns 52% of Tower Bridge and consolidates it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations. In the U.S., the Company provides Cantor with technology services for which it charges Cantor based on the cost of providing such services.

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

For the years ended December 31, 2018, 2017 and 2016, Cantor’s share of the net profit in Tower Bridge was $1.1 million, $0.5 million and $2.5 million, respectively. Cantor’s noncontrolling interest in Tower Bridge is included as part of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition.

On September 21, 2018, the Company entered into agreements to provide a guarantee and related obligation to Tower Bridge in connection with an office lease for the Company’s headquarters in London. The Company is obligated to guarantee the obligations of Tower Bridge in the event of certain defaults under the applicable lease and ancillary arrangements. In July 2018, the Audit Committee also authorized management of the Company to enter into similar guarantees or provide other forms of credit support to Tower Bridge or other affiliates of the Company from time to time in the future in similar circumstances and on similar terms and conditions.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized related party revenues of $24.1 million, $27.1 million and $24.2 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the years ended December 31, 2018, 2017 and 2016, the Company was charged $52.4 million, $43.6 million and $34.3 million, respectively, for the services provided by Cantor and its affiliates, of which $32.2 million, $27.8 million and $19.7 million, respectively, were to cover compensation to leased employees for the years ended December 31, 2018, 2017 and 2016. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

Newmark IPO and Spin-Off

On December 13, 2017, prior to the closing of the Newmark IPO, BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo, Cantor and BGC Global OpCo entered into the Separation and Distribution Agreement. The Separation and Distribution Agreement set forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries. For additional information, see Note 1—“Organization and Basis of Presentation.”

As a result of the Separation and Distribution Agreement, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, including Cantor, whereby each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by the contribution ratio, dividend by the exchange ratio. For additional information, see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings.”

In addition, CF&Co, a wholly owned subsidiary of Cantor, was an underwriter of the Newmark IPO. Pursuant to the underwriting agreement, Newmark paid CF&Co 5.5% of the gross proceeds from the sale of shares of Newmark Class A common stock sold by Cantor in connection with the Newmark IPO.

On November 30, 2018, the Company completed the Spin-Off of Newmark. BGC Partners’ stockholders, including Cantor, as of the Record Date received in the Spin-Off 0.463895 of a share of Newmark Class A common stock for each share of BGC Class A common stock held as of the Record Date, and 0.463895 of a share of Newmark Class B common stock for each share of BGC Class B common stock held as of the Record Date. In the aggregate, BGC distributed 131.9 million shares of Newmark Class A common stock and 21.3 million shares of Newmark Class B common to BGC’s stockholders in the Spin-Off. As Cantor and CFGM held 100% of the shares of BGC Class B common stock as of the Record Date, Cantor and CFGM were distributed 100% of the shares of Newmark Class B common stock in the Spin-Off. In addition, on November 30, 2018, BGC Partners also caused its subsidiary BGC Holdings to complete the BGC Holdings distribution (see “Investment in Newmark” below).

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be a controlling stockholder of Newmark, and BGC and its subsidiaries no longer held any shares of Newmark common stock or equity interests in Newmark or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution. See Note 1—“Organization and Basis of Presentation” for additional information.

Subsequent to the Spin-Off, there are remaining partners who hold limited partnership interests in BGC Holdings that are Newmark employees, and there are remaining partners who hold limited partnership interests in Newmark Holdings that are BGC employees.  These limited partnership interests represent interests that were held prior to the Newmark IPO or were distributed as part of the Separation and Distribution Agreement. Following the Newmark IPO, employees of BGC and Newmark only receive limited partnership interests in BGC Holdings and Newmark Holdings, respectively. As a result of the Spin-Off of Newmark, as the existing limited partnership interests in BGC Holdings held by Newmark employees and the existing limited partnership interests in Newmark Holdings held by BGC employees are exchanged/redeemed, the related capital can be contributed to and from Cantor, respectively.

Investment in Newmark

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Holdings Units”) of Newmark Holdings for approximately $242.0 million (the “Investment in Newmark”). The price per Newmark Unit was based on the $14.57 closing price of Newmark’s Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These newly-issued Newmark Holdings Units were exchangeable, at BGC’s discretion, into either shares of Class A common stock or shares of Class B common stock of Newmark. BGC made the Investment in Newmark pursuant to an Investment Agreement dated as of March 6, 2018 by and among BGC, BGC Holdings, BGC U.S. OpCo, BGC Global OpCo, Newmark, Newmark Holdings and Newmark OpCo. The Investment in Newmark and related transactions were approved by the Audit Committees and Boards of Directors of BGC and Newmark. BGC and its subsidiaries funded the Investment in Newmark using the proceeds of its CEO sales program. Newmark used the proceeds to repay the balance of the outstanding principal amount under its unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, that was guaranteed by BGC. In addition, in accordance with the Separation and Distribution Agreement, BGC owned 7.0 million limited partnership interests in the Newmark OpCo (“Newmark OpCo Units”) immediately prior to the Spin-Off of Newmark, as a result of other issuances of BGC Class A common stock primarily related to the redemption of limited partnership units in BGC Holdings and Newmark Holdings.

Prior to and in connection with the Spin-Off of Newmark, 15.1 million Newmark Holdings Units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo Units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders. On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata all of the 1.5 million exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of November 23, 2018 (including Cantor and executive officers of BGC). The Newmark Holdings Units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 0.4 million Newmark Holdings Units received by Cantor also into shares of Newmark Class B common stock, at the current exchange ratio of 0.9793 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment). See Note 1—“Organization and Basis of Presentation” for additional information.

CF Real Estate Finance Holdings, L.P.

Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. The investment in Real Estate LP is a Newmark investment and was part of the Spin-Off on November 30, 2018.

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

During the years ended December 31, 2018, 2017 and 2016, respectively, Lucera had $0.8 million, $1.2 million and $2.9 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s consolidated statements of operations. Also, during the year ended December 31, 2016, Cantor made capital contributions to Lucera of $15.0 million. Cantor made no capital contributions to Lucera during the years ended December 31, 2018 and 2017.

Clearing Agreement with Cantor

The Company receives certain clearing services from Cantor pursuant to its clearing agreement. These clearing services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s consolidated statements of operations. The costs for these services for the year ended December 31, 2018 are included as part of the charges to BGC for services provided by Cantor and its affiliates as discussed in “Service Agreements” above.

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2018, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.0 million for the purpose of financing fails. As of December 31, 2017, the Company had no Repurchase Agreements.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the years ended December 31, 2018, 2017 and 2016, the Company recognized its share of foreign exchange losses of $1.6 million, losses of $2.5 million and gains of $4.2 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Company’s Audit Committee. During the years ended December 31, 2018, 2017 and 2016, the Company recorded revenues from Cantor entities of $0.3 million, $0.3 million and $0.1 million, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s consolidated statements of operations.

The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2018 and December 31, 2017, the Company did not have any investments in the program.

On June 5, 2015, the Company entered into an agreement with Cantor providing Cantor, CFGM, and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of exchangeable limited partnership units owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The exchange agreement will enable the Cantor entities to acquire the same number of shares of BGC Class B common stock that they are already entitled to acquire without having to exchange its exchangeable limited partnership units in BGC Holdings. The Company’s Audit Committee and full Board of Directors determined that it was in the best interests of the Company and its stockholders to approve the exchange agreement because it will help ensure that Cantor retains its exchangeable limited partnership units in BGC Holdings, which is the same partnership in which the Company’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Partners Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement and the Class B Issuance). Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B issuance was exempt from the Securities Act. Following this exchange, Cantor and its affiliates only have the right to exchange up to an aggregate of 23,613,420 shares of BGC Class A common stock, now owned or subsequently acquired, into shares of BGC Class B common stock.

Under the exchange agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of December 31, 2018, Cantor and CGFM do not own any shares of BGC Class A common stock. Cantor would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by it for shares of BGC Class B common stock, up to 23,613,420 shares of BGC Class B common stock.

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

On April 21, 2017, the Company entered into a $150.0 million revolving credit facility (the “Credit Facility”) with an affiliate of Cantor. BGC agreed to lend $150.0 million under the Credit Facility to such affiliate (the “Loan”). On September 8, 2017, the outstanding balance of $150.0 million was repaid in its entirety. The Credit Facility was terminated on March 19, 2018, therefore there were no borrowings outstanding as of December 31, 2018. The Company recorded interest income related to the Loan of $2.6 million for the year ended December 31, 2017. The Company did not record any interest income related to the Loan for the year ended December 31, 2018.

On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor (“BGC Credit Agreement”). The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the Credit Facility described above and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2019, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of December 31, 2018, there were no borrowings by BGC or Cantor outstanding under this agreement. The Company recorded interest expense related to this agreement of $3.9 million for the year ended December 31, 2018, of which $3.5 million was allocated to discontinued operations in the Company’s consolidated statements of operations.

As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2018 and December 31, 2017, the Company had no reverse repurchase agreements.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition. As of December 31, 2018 and December 31, 2017, the Company had receivables from Freedom International Brokerage of $1.4 million and $1.3 million, respectively. As of December 31, 2018 and December 31, 2017, the Company had $1.6 million and $0.8 million, respectively, in receivables from Cantor related to open derivative contracts. As of December 31, 2018 and December 31, 2017, the Company had $2.1 million and $2.8 million, respectively, in payables to Cantor related to open derivative contracts. As of December 31, 2018, the Company did not have any payables to Cantor related to fails and pending trades. As of December 31, 2017, the Company had $0.5 million in receivables from Cantor related to fails and equity trades pending settlement.

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

As of December 31, 2018 and December 31, 2017, the aggregate balance of employee loans, net, was $216.3 million and $125.4 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2018, 2017 and 2016 was $13.0 million, $26.9 million and $28.8 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

Interest income on the above-mentioned employee loans for the years ended December 31, 2018, 2017 and 2016 was $3.6 million, $2.8 million and $2.5 million, respectively. The interest income related to these employee loans is included as part of “Interest income” in the Company’s consolidated statements of operations.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company has entered into the March 2018 Sales Agreement, the April 2017 Sales Agreement, and the November 2014 Sales Agreements with CF&Co, as the Company’s sales agent. During the year ended December 31, 2018, the Company sold 33.8 million shares under its Sales Agreements with CF&Co for aggregate proceeds of $447.8 million, at a weighted-average price of $13.26 per share. During the year ended December 31, 2017, the Company sold 6.0 million shares under its Sales Agreements with CF&Co for aggregate proceeds of $71.5 million, at a weighted-average price of $12.01 per share. For the years ended December 31, 2018, 2017 and 2016, the Company was charged approximately $9.0 million, $1.4 million and $1.4 million, respectively, for services provided by CF&Co related to the Company’s Sales Agreements with CF&Co.

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

On October 3, 2014, management was granted approval by the Company’s Board of Directors and Audit Committee to enter into stock loan transactions with CF&Co utilizing shares of Nasdaq stock or other equities. Such stock loan transactions will bear market terms and rates. As of December 31, 2018, the Company had Securities loaned transactions of $15.1 million with Cantor. The market value of the securities lent was $15.3 million (see Note 9—“Collateralized Transactions”). As of December 31, 2018, the cash collateral received from CF&Co bore an annual interest rate of 2.9%. As of December 31, 2017, the Company had Securities loaned transactions of $144.7 with Cantor. The market value of the securities loaned was $146.5 (see Note 9—“Collateralized Transactions”). As of December 31, 2017, the cash collateral received from CF&Co bore annual interest rates ranging from 1.9% to 4.3%. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Under rules adopted by the Commodity Futures Trading Commission (the “CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement. During the years ended December 31, 2018, 2017 and 2016, the Company recorded fees of $0.1 million, $0.1 million and $0.1 million with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s consolidated statements of operations.

Transactions with Cantor Commercial Real Estate Company, L.P.

On September 8, 2017, the Company completed the Berkeley Point Acquisition, for an acquisition price of $875.0 million, with $3.2 million of the acquisition price paid in units of BGC Holdings, pursuant to a Transaction Agreement, dated as of July 17, 2017, with Cantor and certain of Cantor’s affiliates, including CCRE and Cantor Commercial Real Estate Sponsor, L.P., the general partner of CCRE. In accordance with this Transaction Agreement, Berkeley Point made a distribution of $89.1 million to CCRE related to the Berkeley Point Acquisition, for the amount that Berkeley Point’s net assets, inclusive of certain fair value adjustments, exceeded $508.6 million. Berkeley Point is a subsidiary of Newmark and therefore was included in the Spin-Off of Newmark on November 30, 2018.

Cantor Rights to Purchase Limited Partnership Interests from BGC Holdings

Cantor has the right to purchase limited partnership interests (Cantor units) from BGC Holdings upon redemption of non-exchangeable FPUs redeemed by BGC Holdings upon termination or bankruptcy of the founding/working partner. In addition, pursuant to Article Eight, Section 8.08, of the Second Amended and Restated BGC Holdings Limited Partnership Agreement (previously the “Sixth Amendment”), where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their FPUs and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of new exchangeable limited partnership interests (Cantor units) in BGC Holdings at the price that Cantor would have paid for the FPUs had the Company redeemed them. Any such Cantor units purchased by Cantor are currently exchangeable for up to 23,613,420 shares of BGC Class B common stock or, at Cantor’s election or if there are no such additional shares of BGC Class B common stock, shares of BGC Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).

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

As of December 31, 2018, there were 1,472,398 FPUs in BGC Holdings remaining, which the partnerships had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

Transactions with Executive Officers and Directors

In connection with the Company’s 2018 executive compensation process, the Company’s executive officers received certain monetization of prior awards as set forth below.

On December 31, 2018, the Compensation Committee approved the cancellation of 113,032 non-exchangeable PSUs held by Mr. Merkel, and the cancellation of 89,225 non-exchangeable PPSUs (which had a determination price of $5.36 per unit). In connection with these transactions, the Company issued $1,062,500 in Class A common stock, less applicable taxes and withholdings at a 45% tax rate, resulting in 113,032 net shares of Class A common stock at a price of $5.17 per share and the payment of $478,123 for taxes.

On December 31, 2018, the Compensation Committee approved the monetization of 760,797 PPSUs held by Mr. Lutnick (which at an average determination price of $6.57 per share on such date, had a value of $5,000,000). On February 1, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 376,651 non-exchangeable PSUs held by Mr. Lutnick into 376,651 non-exchangeable partnership units with a capital account (HDUs) (which, based on the closing price of our Class A common stock of $6.21 per share on such date, had a value of $2,339,000); and (ii) the right to exchange for cash 463,969 non-exchangeable PPSUs held by Mr. Lutnick, for a payment of $2,661,000 for taxes when (i) is exchanged.

On December 31, 2018, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 139,265 non-exchangeable LPUs (which at the closing price of $5.17 per share on such date, had a value of $720,000) and the exchange for cash (at the average determination price of $4.388 per unit) of 63,814 non-exchangeable PLPUs for a payment of $280,002 for taxes.

On December 31, 2018, the Compensation Committee approved the grant of exchange rights to Mr. Lynn with respect to 750,308 non-exchangeable LPUs (which at the closing price of $5.17 per share on such date, had a value of $3,879,092) and the exchange for cash (at the average determination price of $3.894 per unit) of 287,888 non-exchangeable PLPUs for a payment of $1,120,909 for taxes.

Transactions with Relief Fund

  During the year ended December 31, 2015, the Company committed to make charitable contributions to the Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s consolidated statements of operations for the year ended December 31, 2015. As of December 31, 2018 and 2017, the remaining liability associated with this commitment was $20.0 million, which is included in “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

On February 23, 2016, the Company purchased from the Relief Fund 970,639 shares of the Company’s Class A common stock at a price of $8.72 per share, the closing price on the date of the transaction. On November 16, 2016, the Company purchased from the Relief Fund 166,238 shares of the Company’s Class A common stock at a price of $9.74 per share, the closing price on the date of the transaction.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million, to $16.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the years ended December 31, 2018 and 2017, the Company made $1.0 million and $1.5 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s consolidated statements of financial condition.

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

15.	Investments

Equity Method Investments and Investments Carried Under the Measurement Alternative

(in thousands)	Percent Ownership[1]	December 31, 2018	December 31, 2017
Advance Markets Holdings	43%	$10,910	$12,741
China Credit BGC Money Broking Company Limited	33%	10,435	9,644
Freedom International Brokerage	45%	9,959	9,527
Other		3,907	2,118
Equity method investments		$35,211	$34,030
Investments carried under measurement alternative		192	192
Total equity method and investments carried under measurement alternative		$35,403	$34,222

[1]	Represents the Company’s voting interest in the equity method investment as of December 31, 2018.

The carrying value of the Company’s equity method investments was $35.2 million and $34.0 million as of December 31, 2018 and 2017, respectively, and is included in “Investments” in the Company’s consolidated statements of financial condition.

The Company recognized gains of $7.4 million, $4.6 million and $3.5 million related to its equity method investments for the years ended December 31, 2018, 2017 and 2016, respectively. The Company’s share of the gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s consolidated statements of operations.

Summarized financial information for the Company’s equity method investments was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Statements of operations:
Total revenues	$85,619	$87,790	$78,539
Total expenses	72,906	73,327	69,961
Net income	$12,713	$14,463	$8,578

	December 31,
	2018	2017
Statements of financial condition:
Cash and cash equivalents	$74,069	$51,222
Fixed assets, net	3,420	2,859
Other assets	24,530	62,905
Total assets	$102,019	$116,986
Payables to related parties	2,000	2,733
Other liabilities	60,858	72,787
Total partners’ capital	39,161	41,466
Total liabilities and partners’ capital	$102,019	$116,986

See Note 14—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s consolidated financial statements.

Investments Carried Under Measurement Alternative

The Company had previously acquired investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. Prior to January 1, 2018, these investments were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. The carrying value of the cost method investments was $0.2 million and is included in “Investments” in the Company’s consolidated statements of financial condition as of December 31, 2017. The Company did not recognize any gain or loss relating to cost method investments for the years ended December 31, 2017 and 2016.

Effective January 1, 2018, these investments are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. The carrying value of these investments was $0.2 million and is included in “Investments” in the Company’s statements of financial condition as of December 31, 2018. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for the year ended December 31, 2018.

In addition, the Company owns membership shares, which are included in “Other Assets” in the Company’s consolidated statements of financial condition as of December 31, 2018 and 2017. Prior to January 1, 2018, these shares were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. Effective January 1, 2018, these shares are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. The Company recognized $38.0 million unrealized gains to reflect observable transactions for these shares during the year ended December 31, 2018.

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of December 31, 2018 and December 31, 2017. (in thousands):

	December 31, 2018		December 31, 2017
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$3,899	$4,879	$2,330	$3,310

[1]

The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980.0 thousand. As of December 31, 2018 and 2017, the Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980.0 thousand subordinated loan to Aqua.

Consolidated VIE

The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $4.9 million and $5.9 million as of December 31, 2018 and 2017, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $0.6 million and $1.6 million as of December 31, 2018 and 2017, respectively. The Company’s exposure to economic loss on this VIE was approximately $2.1 million and $2.4 million as of December 31, 2018 and 2017, respectively.

16.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Computer and communications equipment	$140,451	$135,622
Software, including software development costs	194,470	146,615
Leasehold improvements and other fixed assets	127,349	101,866
	462,270	384,103
Less: accumulated depreciation and amortization	(305,101)	(259,577)
Fixed assets, net	$157,169	$124,526

Depreciation expense was $19.5 million, $20.2 million and $21.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

The Company has approximately $9.5 million of asset retirement obligations related to certain of its leasehold improvements as of December 31, 2018. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the years ended December 31, 2018, 2017 and 2016, software development costs totaling $49.9 million, $33.2 million and $18.5 million, respectively, were capitalized. Amortization of software development costs totaled $24.7 million, $19.0 million and $24.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

Impairment charges of $1.1 million, $4.1 million and $4.4 million were recorded for the years ended December 31, 2018, 2017 and 2016, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. In connection with the acquisition of GFI in 2015, the Company evaluated the combined portfolios of capitalized software projects and fixed assets and, as a result, identified certain redundancies and assets no longer in service which resulted in impairment charges taken in 2015. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s consolidated statements of operations.

17.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill for the year ended December 31, 2018 and 2017 were as follows (in thousands):

Goodwill
Balance at December 31, 2016	$451,035
Acquisitions	29,529
Measurement period adjustments	(17,057)
Cumulative translation adjustment	4,543
Balance at December 31, 2017	$468,050
Acquisitions	39,664
Measurement period adjustments	(130)
Cumulative translation adjustment	(2,938)
Balance at December 31, 2018	$504,646

For additional information on Goodwill, see Note 4—“Acquisitions”.

The Company completed its annual goodwill impairment testing during the fourth quarters of 2018 and 2017, respectively, which did not result in any goodwill impairment. See Note 3—“Summary of Significant Accounting Policies” for more information.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$225,094	$40,088	$185,006	11.9
Technology	24,023	13,754	10,269	3.0
Noncompete agreements	30,131	22,131	8,000	2.4
Patents	9,635	9,222	413	2.5
All other	9,330	3,172	6,158	7.9
Total definite life intangible assets	298,213	88,367	209,846	11.0
Indefinite life intangible assets:
Trade names	81,004	—	81,004	N/A
Licenses	7,929	—	7,929	N/A
Total indefinite life intangible assets	88,933	—	88,933	N/A
Total	$387,146	$88,367	$298,779	11.0

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$193,240	$24,620	$168,620	14.1
Technology	24,025	9,741	14,284	4.2
Noncompete agreements	30,725	15,684	15,041	2.0
Patents	10,629	10,049	580	3.6
All other	7,737	2,349	5,388	14.1
Total definite life intangible assets	266,356	62,443	203,913	12.5
Indefinite life intangible assets:
Trade names	74,258	—	74,258	N/A
Licenses	7,929	—	7,929	N/A
Total indefinite life intangible assets	82,187	—	82,187	N/A
Total	$348,543	$62,443	$286,100	12.5

Intangible amortization expense was $27.3 million, $26.3 million and $16.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s consolidated statements of operations.

The Company completed its annual intangible impairment testing during the year ended December 31, 2018. There was no impairment charge for the Company’s definite and indefinite life intangibles for the years ended December 31, 2018, December 31, 2017 and December 31, 2016. See Note 3—“Summary of Significant Accounting Policies” for more information.

The estimated future amortization expense of definite life intangible assets as of December 31, 2018 is as follows (in millions):

2019	$19.2
2020	28.2
2021	23.0
2022	18.8
2023	18.8
2024 and thereafter	101.8
Total	$209.8

18.	Notes Payable, Other and Short-Term Borrowings

Notes payable, other and short-term borrowings consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Unsecured senior revolving credit agreement	$—	$—
Unsecured senior term loan credit agreement	—	—
8.375% Senior Notes	—	242,474
5.125% Senior Notes	297,821	296,996
5.375% Senior Notes	444,696	—
Collateralized borrowings	21,031	35,559
Total Notes payable and collateralized borrowings	763,548	575,029
Short-term borrowings	5,162	6,046
Total Notes payable, other and short-term borrowings	$768,710	$581,075

Unsecured Senior Revolving Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders.  The revolving credit agreement provided for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the converted term loan. The Company remained a borrower under, and retained access to, the revolving credit facility for any future draws, subject to availability which increased as Newmark repaid the converted term loan. As of December 31, 2017, Newmark had $397.3 million borrowings outstanding under the converted term loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of the converted term loan. During the year ended December 31, 2018, the Company borrowed $195.0 million under the committed unsecured senior revolving credit agreement and subsequently repaid the $195.0 million. Therefore, there were no borrowings outstanding as of December 31, 2018. On November 28, 2018, the Company entered into a new revolving credit facility which replaced the existing committed unsecured senior revolving credit agreement.  The maturity date of the new revolving credit agreement is November 28, 2020 and the maximum revolving loan balance has been reduced from $400.0 million to $350.0 million. As of December 31, 2018, there were no borrowings outstanding under the new unsecured senior revolving credit agreement. The Company recorded interest expense related to the unsecured senior revolving credit agreement of $4.3 million for the year ended December 31, 2017. The Company recorded interest expense related to the unsecured senior revolving credit agreement of $1.3 million for the year ended December 31, 2018.

Unsecured Senior Term Loan Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders.  The term loan credit agreement provided for loans of up to $575.0 million.  The maturity date of the agreement was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of the Company as borrower under the senior term loan. There was no change in the maturity date or interest rate. As of December 31, 2017, Newmark had $270.7 million borrowings outstanding under the senior term loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of $270.7 million at which point the facility was terminated. As of December 31, 2018, there were no borrowings outstanding under the senior term loan. The Company recorded interest expense related to the senior term loan of $8.4 million for the year ended December 31, 2017. The Company did not record any interest expense related to the senior term loan for the year ended December 31, 2018.

Senior Notes

The Company’s Senior Notes are recorded at amortized cost. As of December 31, 2018 and December 31, 2017, the carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.125% Senior Notes	$—	$—	$—	$—
5.375% Senior Notes	—	—	—	—
8.375% Senior Notes	—	—	242,474	247,200
5.125% Senior Notes	297,821	304,890	296,996	315,375
5.375% Senior Notes due 2023	444,695	451,305	—	—
Total	$742,516	$756,195	$539,470	$562,575

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. On December 13, 2017, Newmark assumed the obligations of the Company under the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $8.8 million and $9.3 million for the years ended December 31, 2017 and 2016, respectively. The Company did not record any interest expense related to the 8.125% Senior Notes for the year ended December 31, 2018 as Newmark assumed this obligation in 2017.

5.375% Senior Notes

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes due 2019. The 5.375% Senior Notes are general senior unsecured obligations of the Company. These Senior Notes bear interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes will be subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the Indenture. The 5.375% Senior Notes will mature on December 9, 2019. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. As of December 13, 2017, Newmark assumed the obligation of the Company under the 5.375% Senior Notes. During the year ended December 31, 2018, Newmark repaid the Company in full for the 5.375% senior notes, in which the Company subsequently redeemed the 5.375% senior notes. The Company recorded interest expense related to the 5.375% Senior Notes of $16.3 million and $17.1 million for both the years ended December 31, 2017 and 2016, respectively. The Company did not record any interest expense related to the 5.375% Senior Notes for the year ended December 31, 2018 as Newmark assumed this obligation in 2017.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Due to the cumulative effect of downgrades to the credit rating of GFI’s 8.375% Senior Notes, the 8.375% Senior Notes were subjected to 200 basis points penalty interest. On April 28, 2015, a subsidiary of the Company purchased from GFI approximately 43.0 million new shares of GFI common stock. This increased BGC’s ownership to approximately 67% of GFI’s outstanding common stock and gave the Company the ability to control the timing and process with respect to a full merger which was completed on January 12, 2016. Also, on July 10, 2015, the Company guaranteed the obligations of GFI under the 8.375% Senior Notes. These actions resulted in upgrades of the credit ratings of GFI’s 8.375% Senior Notes by Moody’s Investors Service, Fitch Ratings Inc. and Standard & Poor’s, which reduced the penalty interest to 25 basis points effective July 19, 2015. In addition, on January 13, 2016, Moody’s further upgraded the credit rating on GFI’s 8.375% Senior Notes, eliminating the penalty interest. On July 19, 2018, the Company repaid the $240.0 million principal amount of its 8.375% Senior Notes upon their maturity. The Company recorded interest expense related to the 8.375% Senior Notes of $11.1 million, $20.1 million and $20.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.125% Senior Notes of $16.2 million, $16.2 million and $9.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

5.375% Senior Notes due 2023

               On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023 (the “5.375% Senior Notes due 2023”). The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. These 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes due 2023) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes due 2023 will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes due 2023 of $11.0 million for the year ended December 31, 2018.

Convertible Notes

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes due July 15, 2016. The 4.50% Convertible Notes were general senior unsecured obligations of the Company. The 4.50% Convertible Notes paid interest semiannually at a rate of 4.50% per annum and were priced at par. The Company recorded interest expense related to the 4.50% Convertible Notes of $6.5 million for the year ended December 31, 2016. The Company did not record any interest expense related to the 4.50% Convertible Notes for the years ended December 31, 2018 and December 31, 2017.

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

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of December 31, 2018, the Company had $1.8 million outstanding related to this secured loan arrangement. The value of the fixed assets pledged as of December 31, 2018 was $0.1 million. The Company recorded interest expense related to this secured loan arrangement of $0.3 million, $0.6 million and $0.8 million for the years ended December 31, 2018 and 2017 and 2016, respectively.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% and matures on May 31, 2021. As of December 31, 2018, the Company had $19.2 million outstanding related to this secured loan arrangement. The value of the fixed assets pledged as of December 31, 2018 was $6.5 million. The Company recorded interest expense related to this secured loan arrangement of $0.8 and $0.5 million for the years ended December 31, 2018 and 2017, respectively. The Company did not record any interest expense related to this secured loan arrangement for the year ended December 31, 2016.

Short-term Borrowings

On December 24, 2015, the Company entered into a committed unsecured credit agreement with Bank of America, N.A. The credit agreement provided for maximum revolving loans of $25.0 million through March 24, 2016. The interest rate on this facility was LIBOR plus 200 basis points.

On February 25, 2016, the Company entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, in which, the $25.0 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. was terminated. Several of the Company’s domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provided for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. Borrowings under this facility bore interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. The committed unsecured credit agreement was terminated on September 8, 2017, at which point the outstanding balance of $150.0 million was repaid. As of December 31, 2018, there were no borrowings outstanding under either the $150.0 million facility or the terminated $25.0 million facility. The Company recorded interest expense related to the credit facility of $2.4 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively.

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short term loans of up to $5.2 million (BRL 20.0 million).  The maturity date of the agreement is February 20, 2019. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of December 31, 2018, there were $5.2 million of borrowings outstanding under the facility. As of December 31, 2018, the interest rate was 9.8%. The Company recorded interest expense related to the loan of $0.6 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $13.1 million (BRL 50.0 million).  The maturity date of the agreement is March 14, 2019. This facility bears a fee of 1.00% per year. As of December 31, 2018, there were no borrowings outstanding under this facility. The Company recorded bank fees related to the agreement of $0.1 million for the years ended December 31, 2018 and 2017.

19.Compensation

The Company’s Compensation Committee may grant various equity-based and partnership awards, including restricted stock units, restricted stock, stock options, limited partnership units and exchange rights for shares of the Company’s Class A common stock upon exchange of limited partnership units. On June 22, 2016, at the Annual Meeting of Stockholders of the Company, the stockholders approved the Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of Class A common stock of the Company that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of December 31, 2018, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 154.9 million shares. Upon vesting of RSUs, issuance of restricted stock, exercise of employee stock options and exchange of limited partnership units, the Company generally issues new shares of the Company’s Class A common stock. On June 6, 2017, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the Company’s Second Amended and Restated Incentive Bonus Compensation Plan (the “Incentive Plan”) to approve the material terms of the performance goals under the Incentive Plan for compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, including an amendment to those performance goals in order to broaden the stock price performance goal to include dividends and/or total stockholder return.

Limited Partnership Units

A summary of the activity associated with limited partnership units awarded to BGC employees is as follows:

	BGC Units	Newmark Units
Balance at December 31, 2015	41,133,913	—
Granted	18,842,503	—
Redeemed/exchanged units	(7,791,508)	—
Forfeited units	(1,350,342)	—
Balance at December 31, 2016	50,834,566	—
Granted[1]	20,309,177	26,510,300
Redeemed/exchanged units	(7,282,577)	—
Forfeited units	(5,538,507)	—
Balance at December 31, 2017	58,322,659	26,510,300
Granted	36,820,891	2,694,366
Redeemed/exchanged units	(14,907,635)	(7,032,175)
Forfeited units	(506,727)	(59,386)
Balance at December 31, 2018	79,729,188	22,113,105

[1]	The Newmark Units represent the Newmark Holdings L.P. Units as part of the December 2017 Separation and Distribution Agreement.

As of December 31, 2018, the Company had 79.7 million limited partnership units outstanding. In addition, BGC employees had 22.1 million limited partnership units in Newmark Holdings outstanding.

During the years ended December 31, 2018, 2017 and 2016, the Company granted exchangeability on approximately 11.2 million, 13.1 million and 12.2 million limited partnership units in BGC Holdings for which the Company incurred non-cash compensation expense of $110.5 million, $146.2 million and $95.8 million, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in the Company’s consolidated statements of operations. For the years ended December 31, 2018, 2017 and 2016, there was no expense related to grants of exchangeability on limited partnership units in Newmark Holdings to BGC employees.

In addition, during the year ended December 31, 2018, the Company redeemed 8.0 million units in BGC Holdings and 0.8 million units in Newmark holdings and in turn directly issued employees an equivalent amount of BGC or Newmark shares, respectively. The Company incurred an expense of $50.3 million relating to this activity, which is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in the Company’s consolidated statements of operations.

As of December 31, 2018, 2017 and 2016, the number of share-equivalent limited partnership units exchangeable into shares of BGC Class A common stock at the discretion of the unit holder was 3.9 million, 7.6 million and 5.1 million, respectively.

As of December 31, 2018 and December 31, 2017, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $10.0 million and $9.2 million, respectively. As of December 31, 2018 and December 31, 2017, the aggregate estimated fair value of these limited partnership units was approximately $4.8 million and $6.6 million, respectively. The number of outstanding limited partnership units with a post-termination pay-out as of December 31, 2018 and December 31, 2017 was approximately 0.3 million and 0.6 million, respectively, of which approximately 0.1 million and 0.1 million were unvested. As of December 31, 2018, the number of outstanding limited partnership units with a post-termination pay-out represent 0.3 million and 0.2 million of limited partnership units in BGC Holdings and Newmark Holdings, respectively, of which approximately 68 thousand and 31 thousand units in BGC Holdings and Newmark Holdings, respectively, were unvested. The liability for limited partnership units with a post-termination payout is included in “Accrued compensation” on the Company’s consolidated statements of financial condition.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of December 31, 2018 and December 31, 2017, the aggregate estimated fair value of these acquisition-related limited partnership units was $3.6 million and $10.2 million, respectively. The liability for such acquisition-related limited partnership units is included in “Accounts payable, accrued and other liabilities” on the Company’s consolidated statements of financial condition.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense (benefit) related to these limited partnership units of $(1.1) million, $0.0 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. These are included in “Compensation and employee benefits” in the Company’s consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $38.4 million, $51.0 million and $51.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in the Company’s consolidated statements of operations.

Restricted Stock Units

A summary of the activity associated with RSUs held by BGC employees is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2015	1,363,905	$6.15	1.52
Granted	715,476	7.84
Delivered units	(723,439)	5.93
Forfeited units	(95,393)	7.02
Balance at December 31, 2016	1,260,549	$7.17	1.61
Granted	566,972	10.65
Delivered units	(635,041)	6.79
Forfeited units	(129,271)	8.62
Balance at December 31, 2017	1,063,209	$9.08	1.63
Granted	577,698	12.05
Delivered units	(553,105)	8.59
Forfeited units	(159,089)	11.34
Balance at December 31, 2018	928,713	$10.83	1.75

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

During the years ended December 31, 2018 and 2017, the Company granted 0.6 million and 0.6 million, respectively, of RSUs with aggregate estimated grant date fair values of approximately $7.0 million and $6.0 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the years ended December 31, 2018 and 2017, the Company withheld shares valued at $1.6 million and $1.9 million to pay taxes due at the time of vesting.

As of December 31, 2018 and December 31, 2017, the aggregate estimated grant date fair value of outstanding RSUs was approximately $10.1 million and $9.7 million, respectively.

Compensation expense related to RSUs was approximately $5.2 million, $4.6 million and $5.0 million, respectively, for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, there was approximately $7.6 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

The Company has granted restricted shares under its Equity Plan. Such restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the years ended December 31, 2018 and 2017, approximately 232 thousand BGC shares and 183 thousand BGC shares, respectively, were forfeited in connection with this clause. During the years ended December 31, 2018 and 2017, the Company released the restrictions with respect to approximately 1.5 million and 2.7 million of such BGC shares, respectively. As of December 31, 2018 and December 31, 2017, there were 7.6 million and 9.1 million of such restricted BGC shares outstanding, respectively.

Deferred Compensation

As part of the acquisition of GFI, the Company now maintains a Deferred Cash Award Program which was adopted by GFI on February 12, 2013, and provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. In addition, prior to the completion of the tender offer, GFI’s outstanding RSUs were converted into the right to receive an amount in cash equal to $6.10 per unit, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU. The total compensation expense recognized in relation to the deferred cash compensation awards for the years ended December 31, 2018, 2017 and 2016 was $4.7 million, $8.0 million, and $16.0 million respectively. As of December 31, 2018 and 2017, the total liability for the deferred cash compensation awards was $3.5 million and $9.2 million respectively, which is included in “Accrued compensation” on the Company’s consolidated statements of financial condition. Total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $2.8 million and is expected to be recognized over a weighted-average period of 1.68 years.

In December 2017, the Company incurred an expense totaling $30.3 million in relation to deferred BGC Class A common stock that the Chief Executive Officer and Chief Financial Officer are authorized to issue, as approved by the Board of Directors, which is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in the Company’s consolidated statements of operations. The deferred stock to be issued based on the share price at the date of approval, consists of 2.0 million BGC Class A common stock and 0.6 million Newmark Class A common stock. During the twelve months ended December 31, 2018, the Company issued 1.0 million BGC Class A common stock and 0.3 million Newmark Class A common stock pursuant to these awards.

Stock Options

A summary of the activity associated with stock options is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	2,079,238	$9.73	1.4	$1,169,664
Granted	—	—
Exercised options	(1,057,534)	9.32
Forfeited options	(14,619)	9.53
Balance at December 31, 2016	1,007,085	$10.82	1.0	$—
Granted	—	—
Exercised options	(1,007,085)	10.82
Forfeited options	—	—
Balance at December 31, 2017	—	$—	—	$—
Exercised options	—	—
Balance at December 31, 2018	—	$—	—	$—
Options exercisable at December 31, 2018	—	$—	—	$—

There were no stock options exercised during the year ended December 31, 2018. There were 1.0 million stock options exercised during the year ended 2017. The Company did not grant any stock options during the years ended December 31, 2018 and 2017.

The Company did not record any compensation expense related to stock options for the years ended December 31, 2018, 2017 or 2016, as all of these options had vested in prior years. As of December 31, 2018, all of the compensation expense related to stock options was fully recognized, and there were none outstanding.

20.	Commitments, Contingencies and Guarantees

Contractual Obligations and Commitments

The following table summarizes certain of the Company’s contractual obligations at December 31, 2018 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and collateralized borrowings[1]	$771,051	$9,354	$311,697	$450,000	$—
Operating leases[2]	297,595	40,254	50,058	54,399	152,884
Interest on long-term debt and collateralized borrowings[3]	150,367	41,167	71,306	37,894	—
Short-term borrowings[4]	5,162	5,162	—	—	—
Interest on Short-term borrowings	109	109	—	—	—
One-time transition tax[5]	38,027	3,042	6,084	6,084	22,817
Other[6]	20,027	9,999	10,028	—	—
Total contractual obligations	$1,282,338	$109,087	$449,173	$548,377	$175,701

[1]

Long-term debt and collateralized borrowings reflects long-term borrowings of, $300.0 million of the 5.125% Senior Notes due on May 27, 2021 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of December 31, 2018 was approximately $297.8 million), $450.0 million of the 5.375% Senior Notes due on July 24, 2023 (the $450.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2018 was $444.7 million), $1.8 million of collateralized borrowings due March 13, 2019, and an additional $19.2 million of collateralized borrowings due May 31, 2021. See Note 18— “Notes Payable, Other and Short-term Borrowings,” for more information regarding these obligations, including timing of payments and compliance with debt covenants.

[2]

Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $0.3 million over the life of the agreement.

3

Interest on long-term debt and collateralized borrowings also includes interest on the undrawn portion of the committed unsecured senior revolving credit agreement which was calculated through the maturity date of the facility which is November

28, 2020. As of December 31, 2018, the undrawn portion of the committed unsecured revolving credit agreement was $350.0 million.
[4]

Short-term borrowings reflects approximately $5.2 million (BRL 20.0 million) of borrowing under the Company’s committed unsecured loan agreement. See Note 18— “Notes Payable, Other and Short-term Borrowings,” for more information regarding this obligation.

[5]

The Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Cuts and Jobs Act and recorded a net cumulative tax expense of $38.0 million, net of foreign tax credits with an election to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively.

[6]

Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. The amount payable each year reflects an estimate of future Charity Day obligations.

The Company is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2039. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of December 31, 2018, minimum lease payments under these arrangements are as follows (in thousands):

Net Lease Commitment
2019	$40,254
2020	25,510
2021	24,548
2022	28,053
2023	26,346
2024 and thereafter	152,884
Total	$297,595

The lease obligations shown above are presented net of payments to be received under a non-cancelable sublease. The total amount of sublease payments to be received is approximately $0.3 million over the life of the agreement.

In addition to the above obligations under non-cancelable operating leases, the Company is also obligated to Cantor for rental payments under Cantor’s various non-cancelable leases with third parties, principally for office space and computer equipment, expiring at various dates through 2039. Certain of these leases have renewal terms at the Company’s option and/or escalation clauses (primarily based on the Consumer Price Index). Cantor allocates a portion of the rental payments to the Company based on square footage used

The Company also allocates a portion of the rental payments for which it is obligated under non-cancelable operating leases to Cantor and its affiliates. These allocations are based on square footage used (see Note 14—“Related Party Transactions,” for more information).

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $44.3 million, $46.5 million and $44.3 million, respectively. Rent expense is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

In the event the Company anticipates incurring costs under any of its leases that exceed anticipated sublease revenues, it recognizes a loss and records a liability for the present value of the excess lease obligations over the estimated sublease rental income. There was no liability for future lease payments associated with vacant space as of December 31, 2018, 2017 and 2016.

Contingent Payments Related to Acquisitions

During the year ended December 31, 2018, the Company completed acquisitions, whose purchase price included approximately 0.2 million limited partnership units (with an acquisition date fair value of approximately $1.2 million) and $16.8 million in cash that may be issued contingent on certain targets being met through 2022. The Company did not issue any shares of Class A common stock for acquisitions during the year ended December 31, 2018.

During the year ended December 31, 2017, the Company completed acquisitions, whose purchase price included approximately 0.4 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $3.5 million), and $3.9 million in cash that may be issued contingent on certain targets being met through 2021. The Company did not issue any limited partnership units for acquisitions during the year ended December 31, 2017.

During the year ended December 31, 2016, the Company completed acquisitions, whose purchase price included approximately 0.8 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $5.3 million), 0.1 million limited partnership units (with an acquisition date fair value of approximately $0.2 million) and $13.0 million in cash that may be issued contingent on certain targets being met through 2018.

As of December 31, 2018, the Company has issued 0.8 million shares of its Class A common stock, 1.0 million of its limited partnership units and $6.5 million in cash related to contingent payments.

As of December 31, 2018, 1.0 million shares of the Company’s Class A common stock, 0.5 million limited partnership units and $28.2 million in cash remain to be issued if the targets are met.

The Company’s contingent considerations are classified as Level 3 liabilities. See Note 13— “Fair Value of Financial Assets and Liabilities,” for additional information.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. The Company was contingently liable for $1.0 million, at both December 31, 2018 and 2017, under these letters of credit.

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

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the United States, subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $6.1 million and $3.4 million in health care claims as of December 31, 2018 and 2017, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of December 31, 2018, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.

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

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
U.S. federal	$48,270	$32,080	$58,493
U.S. state and local	6,537	1,262	137
Foreign	45,901	35,480	26,475
UBT	(1,953)	4,092	3,338
	98,755	72,914	88,443
Deferred:
U.S. federal	(31,425)	19,558	(44,074)
U.S. state and local	149	365	8,659
Foreign	6,671	(353)	4,694
UBT	1,970	288	(1,383)
	(22,635)	19,858	(32,104)
Provision for income taxes	$76,120	$92,772	$56,339

The Company had pre-tax income of $179.8 million, $4.1 million and $120.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company had pre-tax income (loss) from domestic operations of $(141.1) million, $(154.6) million and $(53.6) million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company had pre-tax income (loss) from foreign operations of $320.9 million, $158.7 million and $174.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax expense at federal statutory rate	$37,762	$1,448	$42,161
Non-controlling interest	(4,097)	(3,857)	(8,958)
Incremental impact of foreign taxes compared to federal tax rate	2,735	(21,902)	(21,477)
Income from recast periods	—	32,120	7,391
Other permanent differences	6,051	21,661	13,937
U.S. state and local taxes, net of U.S. federal benefit	(450)	1,025	13,303
New York City UBT	(514)	268	1,624
One-time transition tax related to tax reform	1,461	36,566	—
Other rate changes	4,024	5,384	2,055
Revaluation of deferred taxes related to tax reform	4,776	19,681	—
Uncertain tax positions	2,764	4,858	1,520
U.S. tax on foreign earnings, net of tax credits	12,944	—	—
Section 453A interest	—	—	3,753
Return-to-provision adjustments	2,598	(6,296)	(4,519)
Valuation allowance	2,567	(594)	(1,267)
Other	3,499	2,410	6,816
Provision for income taxes	$76,120	$92,772	$56,339

The Tax Cut and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act made significant changes to the US corporate income tax system, including (1) a reduction of the US federal corporate income tax rate from  35% to 21%, (2) transitioning to a territorial tax system and requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred (3) implementation of a base erosion and anti-abuse tax ("BEAT”), (4) further limitation on deductibility of interest on financing arrangements, (5) and introduction of a new provision designed to tax a foreign subsidiaries’ GILTI. The Staff Accounting Bulletin (“SAB 118”) provided guidance for companies that did not complete their accounting for the tax effects of the Tax Act in the period of enactment by allowing a one-year measurement period from the date of enactment to complete their analysis. At December 31, 2018, the Company has completed its accounting for the tax effects of the Tax Act including the effects on our existing deferred tax balances and the one-time transition tax. For these items, we have recorded a net expense in the amount of $62.5 million, including an adjustment of $6.2 million for the current year, which is included as a component of income tax expense from continuing operations.

Pursuant to SAB 118 guidance, the Company completed its accounting for the tax effects of the Tax Act. Accordingly, the Company recorded a cumulative tax expense of $24.5 million , including an adjustment of $4.8 million for the current year, for the impact of the remeasurement of the Company’s deferred tax inventory. The Company remeasured the deferred tax balances based on the rates at which they are expected to reverse in the future, which is expected to be at 21%.

At December 31, 2018, the Company also completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings and recorded a net cumulative tax expense of $38.0 million, net of foreign tax credits, including an adjustment of $1.5 million for the current year. As of December 31, 2018, the Company’s intention is to permanently reinvest these undistributed foreign pre-tax earnings in the Company’s foreign operations. While the one-time transition tax eliminated most of the income tax effects of repatriating the undistributed earnings, there could still be foreign and state and local tax effects on the distribution. Accordingly, no provision has been recorded on foreign and state and local taxes that would be applicable upon distribution of such earnings to the US. Further, determination of an estimate of deferred tax liability associated with the distribution of foreign earnings is not practicable. However, this policy will be further re-evaluated and assessed based on the Company’s overall business needs and requirements.

The Company has finalized its accounting policy and elect to treat taxes associated with the GILTI provision as a current period expense when incurred (“period cost method”) and thus have not recorded deferred taxes for basis differences under this regime as of December 31, 2018. Accordingly, the Company recorded a tax expense of $12.9 million, net of foreign tax credits, for the impact of the GILTI provision on its foreign subsidiaries.

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

Significant components of the Company’s deferred tax asset and liability consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax asset
Basis difference of investments	$2,650	$—
Deferred compensation	61,174	48,898
Other deferred and accrued expenses	15,911	11,755
Net operating loss and credit carry-forwards	50,114	56,579
Total deferred tax asset[1]	129,849	117,232
Valuation allowance	(33,580)	(34,219)
Deferred tax asset, net of valuation allowance	96,269	83,013
Deferred tax liability
Depreciation and amortization	18,734	15,259
U.S. tax on foreign earnings	—	19,168
Basis difference in investments	—	2,485
Other	—	857
Total deferred tax liability[1]	18,734	37,769
Net deferred tax asset	$77,535	$45,244

[1]	Before netting within tax jurisdictions.

The Company has deferred tax assets associated with net operating losses in U.S. state and local, and non-U.S. jurisdictions of $6.9 million, $36.7 million, respectively. These losses will begin to expire in 2025 and 2019, respectively. The Company’s deferred tax asset and liability are included in the Company’s consolidated statements of financial condition as components of “Other assets” and “Accounts payable, accrued and other liabilities,” respectively.

Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions as a component of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2018 and 2017 is as follows (in thousands):

Balance, December 31, 2016	$3,078
Increases for prior year tax positions	3,855
Decreases for prior year tax positions	—
Increases for current year tax positions	130
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2017	$7,063
Increases for prior year tax positions	4,754
Decreases for prior year tax positions	(1,565)
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2018	$10,252

As of December 31, 2018, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $10.3 million, of which $7.3 million, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in United States Federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2008, 2009 and 2012, respectively. The Company is currently under examination by tax authorities in the United States Federal and certain state and local jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision for income taxes” in the Company’s consolidated statements of operations. As of December 31, 2018, the Company accrued $3.3 million for income tax-related interest and penalties of which $0.6 million was accrued during 2018.

22.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December 31, 2018, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of December 31, 2018, the European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2018, $551.3 million of net assets were held by regulated subsidiaries. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $311.5 million.

23.	Segment, Geographic and Product Information

Segment Information

The Company currently operates its business in one reportable segment, that of providing brokerage services to the financial markets, integrated voice and electronic brokerage in a broad range of products, including fixed income (rates and credit), foreign exchange, equities, insurance, energy and commodities, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), France, Other Americas, Other Europe, and the Middle East and Africa region (defined as the “MEA” region). Information regarding revenues for the years ended December 31, 2018, 2017 and 2016, respectively, is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues:
United States	$544,887	$514,704	$480,483
United Kingdom	811,542	716,167	612,761
Asia	278,141	244,855	214,133
France	77,992	85,729	92,154
Other Americas	54,687	53,942	54,382
Other Europe/MEA	170,561	135,554	100,398
Total revenues	$1,937,810	$1,750,951	$1,554,311

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of December 31, 2018 and December 31, 2017, respectively, is as follows (in thousands):

	December 31,
	2018	2017
Long-lived assets:
United States	$719,914	$601,552
United Kingdom	367,681	351,928
Asia	57,626	32,954
France	12,294	7,373
Other Americas	18,637	20,173
Other Europe/MEA	23,917	10,470
Total long-lived assets	$1,200,069	$1,024,450

Product Information

The Company’s business is based on the products and services provided and reflect the manner in which financial information is evaluated by management.

The Company specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, insurance, energy and commodities, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions.

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rates	$570,178	$510,880	$468,798
Credit	292,171	284,551	291,760
Foreign Exchange	375,903	324,386	303,310
Energy and commodities	228,199	204,016	222,876
Equities, insurance, and other asset classes	356,988	327,390	174,985
Total brokerage revenues	$1,823,439	$1,651,223	$1,461,729
All other revenue	114,371	99,728	92,582
Total revenues	$1,937,810	$1,750,951	$1,554,311

24.	Revenue from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

Year Ended December 31, 2018
Revenue from contracts with customers:
Commissions	$1,510,386
Data, software, and post-trade	65,185
Fees from related parties	24,076
Total revenue from contracts with customers	1,599,647
Other sources of revenue:
Principal transactions	313,053
Interest income	14,404
Other revenues	10,706
Total revenues	$1,937,810

As discussed in Note 1 – “Organization and Basis of Presentation”, the Company adopted the new revenue recognition standard, as codified within ASC Topic 606, as of January 1, 2018. The table below presents the impact to the Company’s consolidated statements of financial condition and consolidated statement of operations as a result of these changes (in thousands):

Year Ended December 31, 2018
ASC Topic 606 Impact:
Revenues:
Commissions	$6,775
Total revenues	$6,775

Expenses:
Commissions and floor brokerage	$6,775
Total expenses	$6,775

As of December 31, 2018
ASC Topic 606 Impact:
Liabilities and equity
Accounts payable, accrued and other liabilities	$115

Retained earnings	(115)
Total liabilities and equity	$—

Refer to Note 3 – “Summary of Significant Accounting Policies” for detailed information on the recognition of the Company’s revenues from contracts with customers.

Disaggregation of Revenue

Refer to Note 23— “Segment, Geographic and Product Information” for a further discussion on the allocation of revenues to geographic regions.

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

The Company had receivables related to revenues from contracts with customers of $519.6 million and $399.8 million at December 31, 2018 and January 1, 2018, respectively. The Company had no impairments related to these receivables during the year ended December 31, 2018.

The Company’s deferred revenue primarily relates to customers paying advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2018 and January 1, 2018 was $12.8 million and $7.1 million, respectively. During the year ended December 31, 2018, the Company recognized revenue of $6.3 million that was recorded as deferred revenue at January 1, 2018.

Contract Costs

The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.

At December 31, 2018, there were no capitalized costs recorded to fulfill a contract.

25.	Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows (in thousands):

	December 31,
	2018	2017
Other assets:
Deferred tax asset	$88,715	$56,154
Equity securities carried under measurement alternative	55,757	9,709
Prepaid expenses	25,280	22,720
Other taxes	21,546	16,640
Rent and other deposits	16,745	14,812
Other	38,894	38,580
Total other assets	$246,937	$158,615

	December 31,
	2018	2017
Accounts payable, accrued and other liabilities:
Accrued expenses and other liabilities[1]	$466,306	$425,727
Taxes payable	231,442	186,566
Back-End Merger liability[2]	25,863	24,172
Charitable contribution liability	20,028	30,714
Deferred tax liability	11,180	10,910
Total accounts payable, accrued and other liabilities	$754,819	$678,089

1	As of December 31, 2018 and 2017, $195.0 million and $204.4 million, respectively, is attributable to Besso.
2

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement, dated as of December 22, 2015, and shortly after, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity (together the “Back-End Mergers”). Following the closing of the Back-End Mergers, BGC and its affiliates owned 100% of the outstanding shares of GFI’s common stock.  This represents a liability still remaining with respect to the Back-End Mergers.

26.Discontinued Operations

On November 30, 2018, the Company completed the Spin-Off of Newmark, and distributed to its stockholders all of the Class A common shares and Class B common shares of Newmark that the Company then owned in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes. The shares of Class A common stock of Newmark held by the Company were distributed to the holders of shares of Class A common stock of BGC, and shares of Class B common stock of Newmark held by the Company were distributed to the holders of shares of Class B common stock of BGC. Therefore, the Company no longer consolidates Newmark within its financial results subsequent to the Spin-Off.

The Company has determined that the Spin-Off of Newmark met the criteria for reporting the financial results of Newmark as discontinued operations within BGC’s consolidated results for all periods through the November 30, 2018 Spin-Off date. Newmark’s results are presented in “Consolidated net income (loss) from discontinued operations, net of tax” and the related noncontrolling interest in Newmark and its subsidiaries is presented in “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations for years ended December 31, 2018, 2017 and 2016. Newmark’s assets are presented in “Assets from discontinued operations” and Newmark’s liabilities are presented in “Liabilities from discontinued operations” in the Company’s consolidated statement of financial condition as of December 31, 2017.

                The following is a summary of the assets and liabilities included as part of discontinued operations in the Company’s consolidated statement of financial condition as of December 31, 2017:

As of December 31, 2017
Assets
Cash and cash equivalents	$121,027
Cash segregated under regulatory requirements	52,347
Marketable securities	57,623
Loans held for sale, at fair value	362,635
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	6,703
Mortgage servicing rights, net	392,626
Accrued commissions and other receivables, net	220,200
Loans, forgivable loans and other receivables from employees and partners, net	210,327
Fixed assets, net	64,821
Investments	107,566
Goodwill	477,532
Other intangible assets, net	24,921
Other assets	185,211
Total assets classified as assets from discontinued operations on the consolidated statements of financial condition	$2,283,539
Liabilities
Warehouse notes payable	$360,440
Securities loaned	57,623
Accrued compensation	236,734
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	3,047
Accounts payable, accrued and other liabilities	264,828
Notes payable and other borrowings	1,075,480
Total liabilities classified as liabilities from discontinued operations on the consolidated statements of financial condition	$1,998,152

The following table provides the components of consolidated net income (loss) from discontinued operations, net of tax and net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Revenues:
Commissions	$1,116,935	$1,014,741	$849,419
Gains from mortgage banking activities/originations, net	160,688	205,999	193,387
Real estate management and other services	375,428	233,063	196,801
Servicing fees	119,587	110,441	87,671
Fees from related parties	1,055	1,373	1,370
Interest income	35,238	36,546	24,980
Other revenues	607	242	157
Total revenues	1,809,538	1,602,405	1,353,785
Expenses:
Compensation and employee benefits	1,046,336	1,029,655	867,391
Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock	148,116	89,435	45,573
Total compensation and employee benefits	1,194,452	1,119,090	912,964
Occupancy and equipment	69,368	62,448	58,644
Fees to related parties	15,999	13,208	9,547
Professional and consulting fees	31,699	34,270	21,475
Communications	11,328	11,809	10,334
Selling and promotion	54,650	52,443	43,605
Commissions and floor brokerage	1,087	956	968
Interest expense	79,732	25,546	13,745
Other expenses	197,144	128,417	104,073
Total expenses	1,655,459	1,448,187	1,175,355
Other income (losses), net:
Gains (losses) on equity method investments	2,759	1,562	—
Other income (loss)	110,145	72,081	15,279
Total other income (losses), net	112,904	73,643	15,279
Income (loss) from operations before income taxes	266,983	227,861	193,709
Provision (benefit) for income taxes	90,814	57,496	3,993
Consolidated net income (loss) from discontinued operations, net of tax	176,169	170,365	189,716
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	52,353	(5,913)	(1,189)
Net income (loss) from discontinued operations available to common stockholders[1]	$123,816	$176,278	$190,905

[1]

This amount excludes preferred payable-in-kind dividends, which is a reduction to Net income (loss) from discontinued operations available to common stockholders for the calculation of the Company’s Basic earnings (loss) per share and Fully diluted earnings (loss) per share from discontinued operations.

Total net cash provided by (used in) operating activities from discontinued operations was $(748.2) million, $895.9 million, and $(566.2) million for the years ended December 31, 2018, 2017, and 2016, respectively. Total net cash provided by (used in) investing activities from discontinued operations was $18.3 million, $(41.0) million, and $(52.7) million for the years ended December 31, 2018, 2017, and 2016, respectively.

Through November 30, 2018, the date of the Spin-Off, exchangeability was granted on 8.4 million and 3.9 million limited partnership units in BGC Holdings and Newmark Holdings, respectively, held by Newmark employees, and Newmark incurred compensation expense related to the grant of exchangeability of $111.1 million for the year ended December 31, 2018.  During the years ended December 31, 2017 and 2016, exchangeability was granted on 6.5 million and 3.8 million limited partnership units in BGC Holdings held by Newmark employees for which Newmark incurred compensation expense of $89.4 million and $45.6 million, respectively. For the years ended December 31, 2017 and 2016, there was no expense related to grants of exchangeability on limited partnership units in Newmark Holdings.  These expenses are recorded as part of “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in the table above, and are included in “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services provided by the unit holder. Newmark’s allocation of income through the Distribution Date to Newmark Holdings limited partnership units held by Newmark employees was $37.0 million for the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, there was no such expense. This expense was recorded as part of “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in the table above, and is included in “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s consolidated statements of operations.

In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes and the 2019 Promissory Note in relation to the 5.375% Senior Notes. Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan.  Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan as of November 6, 2018. For the years ended December 31, 2018 and 2017, $46.1 million and $2.7 million of interest expense on the obligations assumed as part of the Separation, respectively, was included as part of discontinued operations in the table above. There was no such expense allocated to discontinued operations for the year ended December 31, 2016 in the Company’s consolidated statements of operations. In addition, on March 19, 2018, the Company borrowed $150.0 million under the BGC Credit Agreement from Cantor, and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid as of November 7, 2018. The interest expense for the year ended December 31, 2018 related to the $150.0 million borrowed under the BGC Credit Agreement was $3.5 million and was allocated to discontinued operations in the table above.  There was no such expense for the years ended December 31, 2017 and 2016 to allocate to discontinued operations in the Company’s consolidated statements of operations.

27.	Subsequent Events

Fourth Quarter 2018 Dividend

On February 13, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share for the fourth quarter of 2018, payable on March 20, 2019 to Class A and Class B common stockholders of record as of March 6, 2019.

Acquisitions

On January 31, 2019, the Company completed the acquisition of Ed, an independent Lloyd’s of London insurance broker with a number of insurance products including Accident and Health, Aerospace, Cargo, Energy, Financial and Political Risks, Marine, Professional and Executive Risk, Property and Casualty, Specialty and Reinsurance. Ed will become part of the Company’s insurance brokerage business.

Divestitures

On January 18, 2019, the Company completed the sale of CSC Commodities UK Limited, which was part of its energy and commodities businesses.

Controlled Equity Offering

Since December 31, 2018, the Company has sold, pursuant to the March 2018 Sales Agreement, 0.4 million shares of BGC Class A common stock related to redemptions of limited partnership interests.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Interim Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Interim Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Chairman and Chief Executive Officer and the Interim Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, and our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our 2018 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. We reviewed the results of management’s assessment with our Audit Committee.

Management has excluded BGC Partners’ acquisition of Poten & Partners Group, Inc. as this acquisition was completed on November 15, 2018, and did not have a material effect on our financial condition, results of operations or cash flows in 2018. However, we do anticipate that this acquisition will be included in management’s assessment of internal control over financial reporting and our audit of internal controls over financial reporting for 2019. The aggregate 2018 revenues, recognized from the date of acquisition represented less than 1% of the Company’s total revenues for the year ended December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Whistleblower Procedures” in the definitive Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the 2019 Proxy Statement with the SEC on or before April 30, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2019 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2018” in the 2019 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Certain Relationships and Related Transactions and Director Independence” and “Election of Directors—Independence of Directors” in the 2019 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2019 Proxy Statement is hereby incorporated by reference in response to this Item 14.

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

1.1

Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated April 12, 2017 (incorporated by reference as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2017)

1.2

Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated March 9, 2018 (incorporated by reference as Exhibit 1.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on March 9, 2018)

2.1

Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.2

Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.3

Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)**

2.4

Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

2.5

Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)**

2.6

Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2015)**

2.7

Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2015)**

Exhibit Number	Exhibit Title

2.8

Agreement and Plan of Merger, dated December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2015)**

2.9

Transaction Agreement, dated as of July 17, 2017, by and among BGC Partners, Inc. BGC Partners, L.P., Cantor Fitzgerald, L.P., Cantor Commercial Real Estate Company, L.P., Cantor Sponsor, L.P., CF Real Estate Finance Holdings, L.P. and CF Real Estate Finance Holdings GP, LLC (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2017)**

2.10

Separation and Distribution Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)**

2.11

Amendment No. 1, dated November 8, 2018, to the Separation and Distribution Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P., Newmark Partners, L.P., Cantor Fitzgerald, L.P., and BGC Global Holdings, L.P. (incorporated by reference as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018)**

2.12

Amended and Restated Separation and Distribution Agreement, dated as of November  23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2018)**

3.1	Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.2

Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee,  (incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

4.3

First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

4.4

Second Supplemental Indenture, dated December 9, 2014, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.5	Form of BGC Partners, Inc. 5.375% Senior Notes due 2019 (incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

4.6

Promissory Note, dated April 28, 2015, from BGC Partners, L.P. to GFI Group Inc. in the aggregate amount of $250,000,000 (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015)

4.7

Indenture, dated as of July 19, 2011, between GFI Group Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group Inc. (incorporated by reference as Exhibit 4.2 to the GFI Group Inc. Current Report on Form 8-K filed with the SEC on July 22, 2011 (File No. 1-34897))

4.8

Form of Exchange 8.375% Senior Notes due 2018 (incorporated by reference as Exhibit 4.4 of the GFI Group Inc. Amendment No. 1 to Registration Statement on Form S-4 filed with the SEC on November 14, 2011 (File No. 333-117459))

4.9

Guarantee, dated as of July 10, 2015, by and between BGC Partners, Inc. and GFI Group Inc. (incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2015)

Exhibit Number	Exhibit Title

4.10

Revolving Credit Agreement, dated as of October 1, 2015, between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 4.33 to the Registrant’s Registration Statement on Form S-3 (333- 207376) filed with the SEC on October 9, 2015))

4.11

First Supplemental Indenture, dated as of November 4, 2015, among GFI Group Inc., BGC Partners, Inc. and the Bank of New York Mellon Trust Company, N.A, as Trustee, relating to the 8.375% Senior Notes due 2018 (incorporated by reference as Exhibit 4.4 to the Registrant’s Current Report on Form 10-Q filed with the SEC on November 9, 2015)

4.12

Third Supplemental Indenture, dated as of May 27, 2016, by and between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 5.125% Senior Notes due 2021 (incorporated by reference as Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on May 31, 2016)

4.13	Form of 5.125% Senior Notes due 2021 (incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2016)
4.14

Fourth Supplemental Indenture, dated as of July 24, 2018, by and between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2023 (incorporated by reference as Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on July 25, 2018)

4.15	Form of 5.375% Senior Notes due 2023 (incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2018)
4.16

Indenture, dated as of November  6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference as Exhibit 4.1 to the Current Report on Form 8-K filed by Newmark Group, Inc. with the SEC on November 8, 2018)

4.17

First Supplemental Indenture, dated as of November  6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference as Exhibit 4.2 to the Current Report on Form 8-K filed by Newmark Group, Inc. with the SEC on November 8, 2018)

4.18	Form of Newmark Group, Inc. 6.125% Senior Notes due 2023 (incorporated by reference as Exhibit 4.2 to the Current Report on Form 8-K filed by Newmark Group, Inc. with the SEC on November 8, 2018)

10.1

Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2

Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)**

10.3

Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.4

Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.5	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

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

10.9

Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.10

Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.11

Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.12

Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.13

Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.14

Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.15

Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.16

Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference as Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.17

Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.18

Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference as Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.19

Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.20

Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.21

Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.22

Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer Agreement (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.23

Credit Agreement, dated as of February 25, 2016, by and among BGC Partners, Inc., certain direct and indirect subsidiaries of the Company, the several financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2016)

10.24

Letter Agreement, dated April 27, 2016, between Steven R. McMurray and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016)*

Exhibit Number	Exhibit Title

10.25

Deed of Adherence, dated April 27, 2016, between Steven R. McMurray and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016)*

10.26

Registration Rights Agreement, dated as of May 27, 2016, by and between BGC Partners, Inc. and the parties named therein (incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 31, 2016)

10.27

Seventh Amended and Restated Long Term Incentive Plan, dated as of June 22, 2016 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2016)*

10.28

Amended and Restated Deed of Adherence, dated December 14, 2016, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)*

10.29

Consultancy Agreement, dated December 14, 2016, between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)*

10.30

Letter Agreement, dated December 14, 2016, between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)*

10.31

Deed of Amendment, dated February 24, 2017, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

10.32

Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

10.33

Letter Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.88 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

10.34

Revolving Credit Agreement, dated April 21, 2017, between BGC Partners, Inc. and Cantor Sponsor, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017)

10.35

Second Amended and Restated BGC Partners, Inc. Incentive Bonus Compensation Plan (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2017)*

10.36

Amended and Restated Agreement of Limited Partnership of CF Real Estate Finance Holdings, L.P., dated as of September 8, 2017 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.37

Revolving Credit Agreement, dated as of September 8, 2017, by and among BGC Partners, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as lenders, and Bank of America N.A., as Administrative Agent (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.38

Amendment, dated November 22, 2017, to the Revolving Credit Agreement, dated September 8, 2017, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 28, 2017)

10.39

Term Loan Credit Agreement, dated as of September 8, 2017, by and among BGC Partners, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as lenders, and Bank of America N.A., as Administrative Agent (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.40

Amendment, dated November 22, 2017, to the Term Loan Credit Agreement, dated September 8, 2017, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 28, 2017)

Exhibit Number	Exhibit Title

10.41

Amendment, dated as of November 9, 2018, to the Revolving Credit Agreement, dated as of September  8, 2017, as amended, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2018)

10.42

Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.43

Amendment No. 1, dated November 8, 2018, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P (incorporated by reference as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018).

10.44

Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.45

Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December 13, 2017 (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.46

Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June  19, 2018 (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.47

Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.48

Second Amended and Restated Agreement of Limited Partnership of BGC Partners, L.P., dated as of December 13, 2017 (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.49

Second Amended and Restated Agreement of Limited Partnership of BGC Global Holdings, L.P., dated as of December 13, 2017 (incorporated by reference as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.50

Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.51

Transition Services Agreement, dated as of December 13, 2017, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.52

Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.53

Amended and Restated  Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.54

Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.55

Revolving Credit Agreement, dated as of December 13, 2017, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

Exhibit Number	Exhibit Title

10.56

Administrative Services Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.57

Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.58

Change of Control Agreement, dated as of December 13, 2017, by and between Newmark Group, Inc. and Howard W. Lutnick (incorporated by reference as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.59	Newmark Group, Inc. Long Term Incentive Plan (incorporated by reference as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.60	Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.61	Newmark Group, Inc. Participation Plan (incorporated by reference as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.62

Investment Agreement dated as of March  6, 2018 by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P., and Newmark Partners, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2018)

10.63

Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.64

Amendment, dated August 6, 2018, to the Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018)

10.65

Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.66

Variable Postpaid Forward Transaction Confirmation Agreement by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.67

Variable Postpaid Forward Transaction Supplemental Confirmation Agreements by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K with the SEC on September 28, 2018)

10.68

Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.69

2018-2 Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.70

Registration Rights Agreement, dated as of July 24, 2018, between BGC Partners, Inc. and the parties named therein (incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 24, 2018)

10.71

Registration Rights Agreement, dated as of November  6, 2018, between Newmark Group, Inc. and the parties named therein (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed by Newmark Group, Inc. with the SEC on November 8, 2018)

Exhibit Number	Exhibit Title

10.72

Credit Agreement, dated as of November  28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)

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

101

The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2019.

BGC Partners, Inc.

By:	/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, BGC Partners, Inc., in the capacities and on the date or dates indicated.

Signature	Capacity in Which Signed	Date

/S/ HOWARD W. LUTNICK	Chairman of the Board and Chief Executive Officer	March 1, 2019
Howard W. Lutnick	(Principal Executive Officer)

/S/ SEAN A. WINDEATT	Chief Operating Officer and Interim Chief Financial Officer	March 1, 2019
Sean A. Windeatt	(Principal Financial Officer)

/S/ SEAN P. GALVIN	Chief Accounting Officer	March 1, 2019
Sean P. Galvin	(Principal Accounting Officer)

/S/ LINDA A. BELL	Director	March 1, 2019
Linda A. Bell

/S/ STEPHEN T. CURWOOD	Director	March 1, 2019
Stephen T. Curwood

/S/ WILLIAM J. MORAN	Director	March 1, 2019
William J. Moran

/S/ DAVID RICHARDS	Director	March 1, 2019
David Richards

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$155	$199
Investments in subsidiaries	757,298	656,263
Investment in discontinued operations	—	(35,009)
Receivables from related parties	20,028	30,714
Note receivable from related party	742,517	294,306
Other assets	31,721	19,311
Total assets	$1,551,719	$965,784
Liabilities and Stockholders’ Equity
Accounts payable, accrued and other liabilities	$40,829	$37,592
Notes payable	742,517	294,306
Total liabilities	783,346	331,898
Commitments and contingencies (Note 2)
Total stockholders’ equity	768,373	633,886
Total liabilities and stockholders’ equity	$1,551,719	$965,784

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Other income	$36,944	$—	$—
Interest income	68,382	98,819	62,196
Total revenue	105,326	98,819	62,196
Expenses:
Interest expense	68,382	98,819	62,196
Other expenses	—	—	—
Total expenses	68,382	98,819	62,196
Income from operations before income taxes	36,944	—	—
Equity income (loss) of subsidiaries	49,472	(76,350)	40,612
Equity income of discontinued operations, net	123,816	176,278	190,905
Provision (benefit) for income taxes	12,712	48,453	46,495
Net income available to common stockholders	$197,520	$51,475	$185,022
Per share data:
Net income (loss) available to common stockholders:
Net income (loss) from continuing operations	$73,704	$(124,803)	$(5,883)
Net income (loss) from discontinued operations (1)	120,438	176,278	190,905
Net income (loss) available to common stockholders (1)	$194,142	$51,475	$185,022
Basic earnings (loss) per share
Continuing operations	$0.23	$(0.43)	$(0.02)
Discontinued operations	$0.37	$0.61	$0.69
Basic earnings (loss) per share	$0.60	$0.18	$0.67
Basic weighted-average shares of common stock outstanding	322,141	287,378	277,073
Fully diluted earnings (loss) per share
Net income for fully diluted shares from continuing operations	$73,704	$(124,803)	$(5,883)
Fully diluted earnings (loss) per share from continuing operations	$0.23	$(0.43)	$(0.02)
Fully diluted weighted-average shares of common stock outstanding	323,844	287,378	277,073

Net income for fully diluted shares from discontinued operations	$120,438	$176,278	$190,905
Fully diluted earnings (loss) per share from discontinued operations	$0.37	$0.61	$0.69
Fully diluted weighted-average shares of common stock outstanding	323,844	287,378	277,073
Dividends declared per share of common stock	$0.72	$0.70	$0.62
Dividends declared and paid per share of common stock	$0.72	$0.70	$0.62

(1) In Accordance with ASC 260,includes a reduction for dividends on preferred stock or units.

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income available to common stockholders	$197,520	$51,475	$185,022
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(11,686)	13,536	88
Available for sale securities	—	(823)	1,769
Total other comprehensive (loss) income, net of tax	(11,686)	12,713	1,857
Comprehensive income attributable to common stockholders	$185,834	$64,188	$186,879

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common stockholders	$197,520	$51,475	$185,022
Less: Equity income of discontinued operations	(123,816)	(176,278)	(190,905)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs	4,012	5,287	4,219
Equity in net gains (losses) of unconsolidated investments	(49,472)	76,350	(40,612)
Deferred tax (benefit) expense	(12,449)	5,168	13,895
Decrease (increase) in operating assets:
Investments in subsidiaries	(365,405)	5,840	36,304
Receivables from related parties	10,686	—	23,428
Note receivable from related party	(450,000)	(975,000)	(135,836)
Other assets	39	57	25,204
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	3,753	(7,044)	(37,608)
Net cash used in operating activities	(785,132)	(1,014,145)	(116,889)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(231,446)	(200,116)	(170,795)
Repurchase of Class A common stock	(8,185)	(16,773)	(96,025)
Issuance of senior notes, net of deferred issuance costs	444,196	968,910	295,768
Repayments of convertible notes	—	—	(159,932)
Unsecured revolving credit agreement borrows	195,000	—	—
Unsecured revolving credit agreement repayments	(195,000)	—	—
Distributions from subsidiaries	199,062	172,562	179,370
Proceeds from offering of Class A common stock, net	345,974	87,836	69,775
Proceeds from exercises of stock options	—	72	421
Net cash provided by financing activities	749,601	1,012,491	118,582
Net cash provided by (used in) operating activities from discontinued operations	—	—	—
Net cash provided by (used in) investing activities from discontinued operations	—	—	—
Net cash provided by (used in) financing activities from discontinued operations	35,487	—	—
Net increase (decrease) in cash and cash equivalents	(44)	(1,654)	1,693
Cash and cash equivalents at beginning of period	199	1,853	160
Cash and cash equivalents at end of period	$155	$199	$1,853

Supplemental cash information:
Cash paid during the period for taxes	$20,598	$47,419	$37,545
Cash paid during the period for interest	$15,375	$49,867	$40,153
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$143,232	$106,699	$75,423
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	$21,899	$14,232	$20,930
Issuance of Class A common stock upon conversion of convertible notes	—	—	68

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

2.	Commitments, Contingencies and Guarantees

On March 13, 2015, subsidiaries of the Company entered into a secured loan arrangement of $28.2 million, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.70% and matures on March 13, 2019. As of December 31, 2018, the Company had $1.8 million outstanding related to this secured loan arrangement. The value of the fixed assets pledged as of December 31, 2018 was $0.1 million.

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

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million, under which it pledged certain field assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% and matures on May 31, 2021. As of December 31, 2018, the Company had $19.2 million outstanding related to this secured loan arrangement. The value of fixed assets pledged as of December 31, 2018 was $6.5 million.

3.	Long-Term Debt

Unsecured Senior Revolving Credit and Converted Term Loan Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders.  The revolving credit agreement provided for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the converted term loan. The Company remained a borrower under, and retained access to, the revolving credit facility for any future draws, subject to availability which increased as Newmark repaid the converted term loan. As of December 31, 2017, Newmark had $397.3 million borrowings outstanding under the converted term loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of the converted term loan. During the year ended December 31, 2018, the Company borrowed $195.0 million and subsequently repaid the $195.0 million. Therefore, there were no borrowings outstanding as of December 31, 2018. On November 28, 2018, the Company entered into a new revolving credit facility which replaced the existing committed unsecured senior revolving credit agreement.  The maturity date of the new revolving credit agreement is November 28, 2020 and the maximum revolving loan balance has been reduced from $400.0 million to $350.0 million. As of December 31, 2018, there were no borrowings outstanding under the new unsecured senior revolving credit agreement. The Company recorded interest expense related to the unsecured senior revolving credit agreement of $4.3 million for the year ended December 31, 2017. The Company recorded interest expense related to the unsecured senior revolving credit agreement of $1.3 million for the year ended December 31, 2018.

Unsecured Senior Term Loan Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders.  The term loan credit agreement provided for loans of up to $575.0 million.  The maturity date of the agreement was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December

13, 2017, Newmark assumed the obligations of the Company as borrower under the senior term loan. There was no change in the maturity date or interest rate. As of December 31, 2017, Newmark had $270.7 million borrowings outstanding under the senior term loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of $270.7 million at which point the facility was terminated. As of December 31, 2018, there were no borrowings outstanding under the senior term loan. The Company recorded interest expense related to the senior term loan of $8.4 million for the year ended December 31, 2017. The Company did not record any interest expense related to the senior term loan for the year ended December 31, 2018.

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs are amortized as interest cost, and the carrying value of the 8.125% Senior Notes will accrete up to the face amount over the term of the 8.125% Senior Notes. On December 13, 2017, Newmark assumed the obligations of the Company under the 8.125% Senior Notes. The Company recorded interest expense related to the 8.125% Senior Notes of $8.8 million and $9.3 million for the years ended December 31, 2017 and 2016, respectively. The Company did not record interest expense for   the year ended December 31, 2018.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs are amortized as interest cost, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. As of December 13, 2017, Newmark assumed the obligation of the Company under the 5.375% Senior Notes. During the year ended December 31, 2018, Newmark repaid the Company in full for the 5.375% Senior Notes, in which the Company subsequently redeemed the 5.375% Senior Notes.The Company recorded interest expense related to the 5.375% Senior Notes of $16.3 million and $17.1 million for the years ended December 31, 2017 and 2016, respectively. The Company did not record any interest expense related to the 5.375% Senior Notes for the year ended December 31, 2018.

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.125% Senior Notes of $16.2 million for both the years ended December 31, 2018 and 2017, respectively.

5.375% Senior Notes due 2023

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023 (the “5.375% Senior Notes due 2023”). The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. These 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain“make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes due 2023) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes due 2023 will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes due 2023 of $11.0 million for the year ended December 31, 2018.

Convertible Notes

On July 29, 2011, the Company issued an aggregate of $160.0 million principal amount of 4.50% Convertible Notes due July 15, 2016. The 4.50% Convertible Notes were general senior unsecured obligations of BGC Partners. The 4.50% Convertible Notes paid interest semiannually at a rate of 4.50% per annum and were priced at par. The Company recorded interest expense related to the 4.50% Convertible Notes of $6.5 million for the year ended December 31, 2016. There was no interest expense related to the 4.50% Convertible Notes recorded for the years ended December 31, 2018 and 2017, respectively.

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

On February 25, 2016, the Company entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. Several of the Company’s domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provides for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. This facility was terminated on September 8, 2017, at which point the outstanding balance of $150.0 million was repaid. Contemporaneously with the closing of this credit agreement, the $25.0 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. was terminated. As of December 31, 2018 and 2017 there were no borrowings outstanding under either the $150.0 million facility or the terminated $25.0 million facility. The Company recorded interest expense related to the credit facility of $2.4 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively.

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short term loans of up to $5.2 million (BRL 20.0 million).  The maturity date of the agreement is February 20, 2019. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of December 31, 2018, there were $5.2 million of borrowings outstanding under the facility. As of December 31, 2018, the interest rate was 9.8%. The Company recorded interest expense related to the loan of $0.6 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $13.1 million (BRL 50.0 million).  The maturity date of the agreement is March 14, 2019. This facility bears a fee of 1.00% per year. As of December 31, 2018, there were no borrowings outstanding under this facility. The Company recorded bank fees related to the agreement of $0.1 million for the years ended December 31, 2018 and 2017.